Form 10-K
period 1993-12-31
SPRINT CORP
filed 1994-03-15
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from         to

Commission file number       1-4721

                       SPRINT CORPORATION
     (Exact name of registrant as specified in its charter)

             KANSAS                           48-0457967
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

P.O. Box 11315, Kansas City, Missouri             64112
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    (913) 624-3000

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange on
     Title of each class                which registered
Preferred Stock, without par
value
  First series, $7.50 stated
  value                             New York Stock Exchange
  Second series, $6.25 stated
  value                             New York Stock Exchange
Common stock, $2.50 par value,
 and Rights (shares                 New York Stock Exchange
 outstanding at March 1, 1994,      Chicago Stock Exchange
 343,913,432)                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

Aggregate market value of voting stock held by non-affiliates at March 1, 1994 is $12,687,759,984.

              Documents incorporated by reference.

Registrant's definitive proxy statement filed pursuant to Regulation 14A promulgated by the Securities and Exchange
Commission under the Securities Exchange Act of 1934 is incorporated by reference in Part III hereof.


                       SPRINT CORPORATION

               SECURITIES AND EXCHANGE COMMISSION
                   ANNUAL REPORT ON FORM 10-K



Part I

Item 1.  Business

THE CORPORATION

Sprint Corporation (Sprint), incorporated in 1938 under the laws of Kansas, is a holding company. Sprint's principal subsidiaries provide local exchange, cellular/wireless and domestic and international long distance telecommunications services. Other subsidiaries are engaged in the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

Sprint, through its subsidiaries, owns Sprint Communications Company L.P. (the Limited Partnership), the principal entity comprising the long distance division. Through December 31, 1991, GTE Corporation (GTE) owned a 19.9 percent interest in the Limited Partnership. In March 1993, Sprint's merger with Centel Corporation (Centel) was consummated, increasing Sprint's local exchange operations and greatly expanding its cellular/wireless operations.


LONG DISTANCE COMMUNICATIONS SERVICES

The long distance division is the nation's third largest long distance telephone company, operating a nationwide all-digital long distance communications network utilizing state-of-the-art
fiber-optic and electronic technology.   The division provides
domestic voice and data communications services across certain specified geographical boundaries, as well as international long distance communications services. Rates charged by the division for its services sold to the public are subject to different levels of state and federal regulation, but are generally not subject to rate-base regulation. The division had net operating revenues of $6.14 billion, $5.66 billion and $5.39 billion in 1993, 1992 and 1991, respectively.

The 1982 Modification of Final Judgment (MFJ) entered into by American Telephone and Telegraph Company (AT&T) and the Department of Justice significantly affected the long distance communications market. The major aspects of the MFJ were (1) the divestiture of AT&T's local telephone operating companies (the Bell Operating Companies), (2) the creation of geographical areas called Local Access and Transport Areas (LATAs) within which the Bell Operating Companies and independent local exchange companies provide basic local and intra-LATA toll service, (3) the retention of long distance services by AT&T, and (4) the prohibition against the Bell Operating Companies providing inter-LATA services and information services, and manufacturing telecommunications equipment. The Bell Operating Companies and GTE local exchange companies were required by the MFJ and the GTE Consent Decree, respectively, to provide customers with access to all inter-LATA carriers' networks in a manner "equal in type, quality, and price" to that provided to AT&T (equal access). The independent local exchange companies were required by the Federal Communications Commission (FCC) to provide equal access from many of their central offices.

AT&T dominates the long distance communications market and is expected to continue to dominate the market for some years into the future. MCI Communications Corporation (MCI) is the nation's second largest long distance telephone company. Sprint's long distance division competes with AT&T and MCI in all segments of the long distance communications market. Competition is based upon price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

The opportunities for and cost of competition and, as a result, the structure of the long distance telecommunications industry are all subject to varying degrees of change by decisions of the executive, judicial and legislative branches of the federal government. The stated objective of these changes is to open the long distance market to new entrants and eventually replace regulation with competition where it best serves the public interest. Some of the major issues being addressed by the federal government to facilitate the transition to a competitive market include the full implementation of equal access (discussed above), equal charges per unit of traffic for access transport provided to long distance carriers (discussed below), lessened regulation of AT&T (including permitting individual customer offerings), and the modification of some or all of the line-of-business restrictions imposed on the Bell Operating Companies by the MFJ (also discussed below). Many of these same competitive issues are also being considered by a number of state regulators and legislators.

In 1982, the FCC distinguished between carriers and found some (AT&T and the Local Exchange Carriers, or LECs) to be dominant, and others (primarily smaller competitive long distance companies) to be nondominant. The FCC found it was in the public interest to continue to regulate dominant carriers but, because of market forces, it was appropriate to significantly lessen the amount of regulation applied to nondominant domestic carriers; thus, for instance, nondominant carriers were allowed to choose not to file interstate tariffs. This policy of "permissive detariffing" for nondominant carriers was found by the U.S. Court of Appeals for the D.C. Circuit, in November 1992, to violate the requirement in the Communications Act that all carriers "shall" file tariffs. In response to the Court's decision, the FCC adopted rules streamlining tariff filings for nondominant carriers. The U.S. Supreme Court subsequently agreed to hear an appeal of the Circuit Court decision. In February 1993, AT&T filed lawsuits in federal District Court in Washington, D.C. against the Limited Partnership, MCI and WilTel, Inc. alleging unspecified damages for providing competitive service at rates not contained in tariffs filed with the FCC. In November 1993, the court granted Sprint's motion to dismiss AT&T's lawsuit; however, AT&T has appealed the decision to the D.C. Circuit Court. Although it is impossible to predict the outcome of these proceedings with certainty, Sprint believes that the Limited Partnership has at all times complied with applicable laws and regulations and that its rates are proper and enforceable.

In 1989, the FCC replaced regulation of AT&T's rate of return with a system of price caps, giving AT&T increased pricing flexibility. In 1991, the FCC adopted partial "streamlined" regulation of certain competitive business services provided by AT&T. Specifically, the FCC removed these services (primarily WATS and private line) from price caps regulation, reduced the related tariff filing requirements and permitted contracts with individual customers if the terms are generally available to other business users. The FCC subsequently extended "streamlined" regulation to most 800 services provided by AT&T.

Also in 1991, the FCC extended the provision of the MFJ requiring the Bell Operating Companies (and all other LECs) to apply "equal charges per unit of traffic" for access transport to all interexchange carriers, which otherwise would have expired, and instituted a comprehensive proceeding to determine new access transport rules. In October 1992, the FCC adopted a new rate structure and new pricing rules for LEC-provided switched transport. LECs filed new access transport tariffs with the FCC in September 1993, which contain rates that will purportedly reduce the costs of the largest interexchange carrier by less than 1 percent and increase the costs of the smaller interexchange carriers (including Sprint's long distance division) by less than 2 percent. The new rates went into effect on December 30, 1993.

In 1991, a series of decisions by the U.S. District Court and Circuit Court of Appeals in Washington, D.C. resulted in the MFJ's restriction against participation by the Bell Operating Companies in information services being removed. Legislation has been introduced in Congress, however, to place some safeguards on the provision of those services. Legislation also has been introduced in both Houses of Congress in 1994 to substantially modify the restrictions in the MFJ. The bill in the U.S. House would require the Justice Department, instead of the District Court, to determine whether the provision of long distance service by the Bell Operating Companies would substantially harm competition, but there are significant exceptions to this rule. The bill in the U.S. Senate would require the FCC to determine that the Bell Operating Companies can provide competitive long distance service only after local telephone competition has diminished their monopoly power. The Clinton Administration has also indicated that it favors legislation which promotes local telephone competition and the national information infrastructure. Although federal legislation to modify the MFJ has been introduced several times in recent years but has not passed, there appears to be a greater likelihood that Congress will act during the Clinton Administration.



LOCAL COMMUNICATIONS SERVICES

The local division is comprised of rate-regulated local exchange operating companies which serve approximately 6.1 million access lines in 19 states. In addition to furnishing local exchange services, the division provides intra-LATA toll service and access by other carriers to Sprint's local exchange facilities.

The division had net operating revenues of $4.13 billion, $3.86 billion and $3.75 billion in 1993, 1992 and 1991, respectively. Florida and North Carolina were the only jurisdictions in which 10 percent or more of the division's total 1993 net operating revenues were generated. The following table reflects major revenue categories as a percentage of the division's total net operating revenues:

                                     1993      1992      1991

Local service                        39.4%     39.0%     38.3%
Network access                       37.1      36.9      37.2
Toll service                         12.2      12.6      13.0
Other                                11.3      11.5      11.5

Total                               100.0%    100.0%    100.0%

AT&T, as the dominant long distance telephone company, is the division's largest customer for network access services. In 1993, 17.3 percent of the division's net operating revenues (6.3 percent of Sprint's consolidated net operating revenues) was derived from services provided to AT&T, primarily network access services, compared to 18.7 percent (6.9 percent of Sprint's consolidated net operating revenues) in 1992. While AT&T is a significant customer, Sprint does not believe the division's revenues are dependent upon AT&T, as customers' demand for inter-LATA long distance telephone service is not tied to any one long distance carrier. Historically, as the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

Effective January 1, 1991, the FCC adopted a price caps regulatory format for the Bell Operating Companies and the GTE local exchange companies. Other LECs could volunteer to become subject to price caps regulation. Under price caps, prices for network access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. Sprint elected to be subject to price caps regulation, and under the form of the plan adopted, Sprint's LECs generally have an opportunity to earn up to a 14.25 percent rate of return on investment. Some of Sprint's LECs have committed to produce higher than industry average productivity gains, and as a result have an opportunity to earn up to a 15.25 percent rate of return on investment. The LECs owned by Centel did not originally elect price caps, but as a result of the merger, these LECs adopted price caps effective July 1, 1993. Prior to price caps, under rate of return regulation, the Centel companies' authorized rate of return on investment was 11.25 percent, with the ability to earn 0.25 percent above the authorized return. The FCC is conducting a scheduled review of all aspects of the price caps plan; changes to the plan may be proposed by interested parties and the FCC may implement changes in 1995. Without further action by the FCC, the current price caps plan would expire in 1995 and would be replaced by rate of return regulation.

The potential for more direct competition with Sprint's LECs is increasing. Many states, including most of the states in which Sprint's LECs operate, allow competitive entry into the intra-LATA long distance service market. State regulators are also increasingly confronted with requests to permit resale of local exchange services, with such resale now existing in a number of states in which Sprint's LECs operate, including Pennsylvania, Kansas, Illinois and Missouri. Illinois law also allows alternative telecommunications providers to obtain certificates of local exchange service authority in direct competition with existing LECs if certain showings are made to the satisfaction of the Illinois Commerce Commission.

At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition. Additionally, the FCC has assisted Competitive Access Providers
(CAPs) in providing access to interexchange carriers and end users by mandating that all Tier 1 (over $100 million annual operating revenues) LECs allow collocation of CAP equipment in LEC central offices. The FCC's decision regarding collocation is under appeal to the U.S. Court of Appeals for the D.C. Circuit.

The extent and ultimate impact of competition for LECs will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal or state legislation. Legislation designed to stimulate local competition between local exchange service providers and cable programming service providers, in both markets, is presently pending in both houses of the U.S. Congress. It is uncertain if any of the bills will be enacted.


CELLULAR AND WIRELESS COMMUNICATIONS SERVICES

The cellular and wireless division primarily consists of Sprint Cellular Company and its subsidiaries. In addition, Sprint's LECs hold FCC licenses for Rural Service Areas. For management and financial reporting purposes, these operations have been combined with Sprint Cellular Company's operations.
Approximately 50 percent of Sprint's local communications services customers are located in areas served by the cellular and wireless division of Sprint. The division has operating control of 88 markets in 15 states and a minority interest in 64 markets. The division had net operating revenues of $464 million in 1993 and served more than 652,000 customers as of year end.
In 1992 and 1991, the division had revenues of $322 million and $242 million, respectively.

Prior to the November 1992 decision by the U.S. Court of Appeals for the D.C. Circuit rejecting permissive detariffing discussed above under "Long Distance Communications Services", cellular carriers had not filed tariffs with the FCC. In February 1993, resale of domestic interstate toll tariffs for Sprint's cellular and wireless operations were filed. The FCC, pursuant to authority conferred by the Revenue Reconciliation Act of 1993, has adopted rules to pre-empt all state regulation of commercial mobile radio services, including cellular, and to forbear from enforcing tariffing requirements with respect to commercial mobile radio services.

The FCC licenses two carriers in each cellular market area and these carriers compete directly with each other to provide cellular service to end users and resellers. Each carrier is licensed to operate on frequencies set aside for its cellular operation. Licensees also encounter retail competition from resale carriers in their market. Sprint Cellular Company also sells cellular equipment in the competitive retail market. Competition is based on quality of service, price and product quality.

The FCC has announced that it will award additional radio spectrum for the provision of personal communications services
(PCS). The FCC is expected to auction spectrum licenses during 1994. The FCC expects that PCS will result in additional competition for existing cellular carriers.



PRODUCT DISTRIBUTION AND DIRECTORY PUBLISHING

North Supply Company (North Supply), a wholesale distributor of telecommunications, security and alarm, and electrical products, distributes products of more than 900 manufacturers to approximately 12,000 customers. Products range from basics, such as wire and cable, telephones and repair parts, to complete PBX systems and security and alarm equipment. North Supply also provides material management services to several of its affiliates and to several subsidiaries of the Regional Bell Holding Companies.

The nature of competition in North Supply's markets demands a high level of customer service to succeed, as a number of competitors, including other national wholesale distributors, sell the same products.

North Supply sells to telephone companies and other users of telecommunications products, including Sprint's local and long distance divisions, other local and long distance telephone companies, and companies with large private networks. Other
North Supply customers include original equipment manufacturers, interconnect companies, security and alarm dealers and local, state and federal governments. Sales to affiliates represented 39.3 percent of North Supply's total sales in 1993 and 1992 and
36.5 percent in 1991. North Supply's net operating revenues were $677 million, $594 million and $569 million in 1993, 1992 and 1991, respectively.

Sprint Publishing & Advertising publishes and markets white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The company publishes approximately 277 directories in 19 states with a circulation of 12.6 million copies. Sprint Publishing & Advertising's net operating revenues were $268 million, $257 million, and $245 million in 1993, 1992 and 1991, respectively. In addition, Centel Directory Company, another Sprint subsidiary, publishes and markets approximately 59 directories in 5 states with a circulation of 3.5 million copies through The CenDon Partnership, a general partnership between Centel Directory Company and The Reuben H. Donnelley Corporation. Revenues of Sprint Publishing & Advertising and The CenDon Partnership are principally derived from selling directory advertisements. The companies compete with publishers of telephone directories and others for advertising revenues.


ENVIRONMENT

Sprint's subsidiaries are involved in the remediation of certain sites, primarily relating to leakage from tanks used for the storage of gasoline for vehicles and diesel fuel for standby power generators. Compliance with federal, state and local provisions relating to the protection of the environment has had no significant effect on the capital expenditures or earnings of Sprint or any of its subsidiaries, and future effects are not expected to be material.


PATENTS, TRADEMARKS AND LICENSES

Sprint and its subsidiaries own numerous patents, patent applications and trademarks in the United States and other countries. Sprint and its subsidiaries are also licensed under domestic and foreign patents owned by others. In the aggregate, these patents, patent applications, trademarks and licenses are of material importance to Sprint's businesses.


EMPLOYEE RELATIONS

As of December 31, 1993, Sprint and its subsidiaries had approximately 50,500 employees, of whom approximately 25 percent are members of unions. During 1993, Sprint and its subsidiaries had no material work stoppages caused by labor controversies.


INFORMATION AS TO INDUSTRY SEGMENTS

Sprint's net operating revenues from affiliates and non-affiliates, by segment, for the three years ended December 31, 1993, 1992 and 1991, are as follows (in millions):

                                     Net Operating Revenues
                                  1993       1992       1991

Long Distance Communications
Services
 Non-affiliates                 $ 6,088.4  $ 5,612.1  $ 5,344.2
 Affiliates                          50.8       46.1       43.4
                                  6,139.2    5,658.2    5,387.6
Local Communications Services
 Non-affiliates                   3,911.5    3,662.4    3,564.6
 Affiliates                         214.5      199.8      189.1
                                  4,126.0    3,862.2    3,753.7
Cellular and Wireless
Communications Services
 Non-affiliates                     464.0      322.2      242.1

Product Distribution and
Directory Publishing
 Non-affiliates                     679.2      629.7      618.5
 Affiliates                         266.0      233.2      207.5
                                    945.2      862.9      826.0

Subtotal                         11,674.4   10,705.5   10,209.4

Intercompany revenues              (306.6)    (285.2)    (276.1)

Net operating revenues         $ 11,367.8 $ 10,420.3  $ 9,933.3


For additional information as to industry segments of Sprint, refer to "Business Segment Information" within the Financial
Statements, Financial Statement Schedules and Supplementary Data filed as part of this report.


Item 2.  Properties

The aggregate cost of Sprint's property, plant and equipment was $17.72 billion as of December 31, 1993, of which $11.23 billion relates to local communications services, $5.49 billion relates to long distance communications services and $570 million relates to cellular/wireless communications services. These properties consist primarily of land, buildings, digital fiber-optic network, switching equipment, cellular radio, microwave radio and cable and wire facilities and are in good operating condition. Certain switching equipment and several general office facilities are located on leased premises. The long distance division has been granted easements, rights-of-way and rights-of-occupancy, primarily by railroads and other private landowners, for its fiber-optic network.

The properties of the product distribution and directory publishing businesses consist primarily of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

Sprint owns its corporate headquarters building and certain other property located in the greater Kansas City metropolitan area.

Property, plant and equipment with an aggregate cost of approximately $10.36 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Item 3.  Legal Proceedings

In September 1993, a memorandum of agreement setting forth settlement terms was executed in connection with the class action lawsuit originally filed in 1990 by certain Sprint shareholders against Sprint and certain of its executive officers and directors in the United States District Court for the District of Kansas. An amended class action complaint was filed in January 1992 after dismissal without prejudice of the original complaint. The plaintiffs in the class action alleged violations of various federal securities laws and related state laws and, among other relief, sought unspecified compensatory damages. A related shareholders' derivative complaint was dismissed without prejudice by the same court in March 1993. Pursuant to the settlement, which includes settlement of the derivative claims, Sprint will pay $28.5 million. Sprint admits no wrongdoing, but settled the case to avoid the costs and uncertainties of further litigation and the disruption of business activities that would result from trial. Approximately 60 percent of the settlement will be recovered from Sprint's insurance carriers. The net settlement did not have a significant effect on Sprint's 1993 results of operations. The settlement agreement is subject to the approval of the court.

Following announcement of the Sprint/Centel merger agreement in May 1992, a class action suit was filed by certain Centel shareholders against Centel and certain of its officers and directors. The suit was consolidated in the United States District Court for the Northern District of Illinois in July 1992. The complaint alleges violations of federal securities laws by failing to disclose pertinent information regarding the value of Centel common stock. The plaintiffs seek damages in an unspecified amount.

Other suits arising in the ordinary course of business are pending against Sprint and its subsidiaries. Sprint cannot predict the ultimate outcome of these actions or the above-described litigation, but believes they will not result in a material effect on Sprint's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1993.


Item 10(b). Executive Officers of the Registrant

Office                               Name                     Age

Chairman and Chief Executive Officer William T. Esrey (1) 54 President - Cellular and Wireless
 Communications Division             Dennis E. Foster    (2)   53
President - Long Distance Division Ronald T. LeMay (3) 48 President - Local Telecommunications
 Division                            D. Wayne Peterson   (4)   58
Executive Vice President - Law and
 External Affairs                    J. Richard Devlin   (5)   43
Executive Vice President - Chief
 Financial Officer                   Arthur B. Krause    (6)   52
Senior Vice President - Financial
 Services and Taxes                  Gene M. Betts       (7)   41
Senior Vice President - External
 Affairs                             John R. Hoffman     (8)   48
Senior Vice President and Controller John P. Meyer       (9)   43
Senior Vice President - Strategic
 Planning and Business Development Theodore H. Schell (10) 49 Senior Vice President - Quality
 Development and Public Relations    Richard C. Smith,Jr.(11)  53
Senior Vice President - Treasurer    M. Jeannine
                                       Strandjord        (12)  48
Senior Vice President - Human
 Resources                           I. Benjamin Watson  (13)  45
Vice President and Secretary         Don A. Jensen       (14)  58


 (1)Mr. Esrey was elected Chairman in 1990.  He was elected Chief
    Executive Officer and a member of the Board of Directors in 1985. In addition, he has served as Chief Executive Officer of the Limited Partnership since 1988.

 (2)Mr. Foster was elected President - Cellular and Wireless Communications Division in April 1993. Mr. Foster had served as Senior Vice President - Operations of a subsidiary of Sprint since 1992. From 1991 to 1992, he served as President of GTE Mobilnet in Atlanta, Georgia. Prior to that, he had served in various positions with GTE Corporation for more than five years.

 (3)Mr. LeMay was elected President - Long Distance Division in
    1989.  He had served as Executive Vice President - Corporate
    Affairs of Sprint since 1987. He was elected to the Board of Directors of Sprint in 1993.

 (4)Mr. Peterson was elected President - Local Telecommunications
    Division in August 1993.  From 1980 to 1993, he served as
    President of Carolina Telephone and Telegraph Company, a subsidiary of Sprint.

 (5)Mr. Devlin was elected Executive Vice President - Law and
    External Affairs in 1989. He had served as Vice President and General Counsel - Telephone since 1987.

 (6)Mr. Krause was elected Executive Vice President - Chief
    Financial Officer in 1988. During 1990 and 1991, he also served as Chief Information Officer.

 (7)Mr. Betts was elected Senior Vice President - Financial
    Services and Taxes in 1990.  He had served as Vice President
    - Taxes since 1988.

 (8)Mr. Hoffman was elected Senior Vice President - External
    Affairs in 1990. He had served in the same capacity at the Limited Partnership since 1986.

 (9)Mr. Meyer was elected Senior Vice President and Controller in
    April 1993. He had served as Vice President and Controller of Centel since 1989. From 1986 to 1989, he served as Controller of Centel.

(10)Mr. Schell was elected Senior Vice President - Strategic Planning and Business Development of Sprint in 1990. He joined the Long Distance Division as Vice President - Strategic Planning in 1989. From 1983 to 1989, he served as President of RealCom Communications Corporation, an IBM subsidiary, whose principal business is telecommunications services.

(11)Mr. Smith was elected Senior Vice President - Quality
    Development and Public Relations in 1991. He had served as President of the Limited Partnership's National Markets since
    1989. From 1986 to 1989, he served as President of the Limited Partnership's National Accounts Division.

(12)Ms. Strandjord was elected Senior Vice President -
    Treasurer in 1990. She had served as Vice President and Controller since 1986.

(13)Mr. Watson was elected Senior Vice President - Human Resources in April 1993. Mr. Watson headed a transition team in connection with the Centel merger following announcement of the merger. He had served as Vice President - Finance and Administration of United Telephone - Eastern Group, an operating group of subsidiaries of Sprint, since 1990. From 1983 to 1990, he served as Vice President - Administration of the Midwest Group, an operating group of subsidiaries of Sprint.

(14)Mr. Jensen was elected Vice President and Secretary in
    1975.


There are no known family relationships between any of the persons named above or between any such persons and any outside directors of Sprint. Officers are elected annually.

Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

                             Market Price Per Share
                         1993                      1992
                                End of                    End of
                 High    Low    Period     High    Low    Period

First Quarter   31 3/4  25 1/2  30 1/2    26 3/8  21      22 1/2
Second Quarter  35 3/8  29 1/2  35 1/8    25      20 3/4  21 3/4
Third Quarter   37 1/2  33 1/2  36 3/4    24 3/8  21 1/2  24 3/8
Fourth Quarter  40 1/4  31 3/8  34 3/4    26 3/4  23 3/8  25 1/2



As of March 1, 1994, there were approximately 105,000 record holders of Sprint's common stock. The principal trading market for Sprint's common stock is the New York Stock Exchange. The common stock is also traded on the Chicago and Pacific Stock Exchanges. Sprint has declared dividends of $0.25 per quarter during each of the years ended December 31, 1993 and 1992.


Item 6.  Selected Financial Data

For information required by Item 6, refer to the "Selected Financial Data" section of the Financial Statements, Financial Statement Schedules and Supplementary Data filed as part of this report.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements, Financial Statement Schedules and Supplementary Data filed as part of this report.


Item 8.  Financial Statements and Supplementary Data

For information required by Item 8, refer to the "Consolidated Financial Statements and Schedules" and "Quarterly Financial Data sections of the Financial Statements, Financial Statement Schedules and Supplementary Data filed as part of this report.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

As previously reported in Sprint's Current Report on Form 8-K dated April 23, 1993, following consummation of the merger with Centel, Arthur Andersen & Co. was replaced with Ernst & Young as auditors of Centel and its subsidiaries, effective April 23, 1993.


Part III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement filed pursuant to Regulation 14A.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of
Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this report.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement filed pursuant to Regulation 14A.


Item 11.  Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement filed pursuant to Regulation 14A.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement filed pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement filed pursuant to Regulation 14A.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

      (a)  1.   The consolidated financial statements of Sprint
      and supplementary financial information filed as part of this report are listed in the Index to Financial
      Statements, Financial Statement Schedules and
      Supplementary Data.

           2.   The consolidated financial statement
      schedules of Sprint filed as part of this report are listed in the Index to Financial Statements, Financial
      Statement Schedules and Supplementary Data.

           3. The following exhibits are filed as part of this report:

      EXHIBITS

       (3)   Articles of Incorporation and Bylaws:


             (a) Articles of Incorporation, as amended (filed as Exhibit 4 to Sprint Corporation Current Report on Form 8-K dated March 9, 1993 and incorporated herein by reference).

             (b)  Bylaws, as amended (filed as Exhibit 3(b) to
             Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

       (4)   Instruments defining the Rights of Sprint's Equity
             Security Holders:

             (a) The rights of Sprint's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth
             Articles of Sprint's Articles of Incorporation. See
             Exhibit 3(a).

             (b) Rights Agreement dated as of August 8, 1989, between Sprint Corporation (formerly United Telecommunications, Inc.) and United Missouri Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as Rights Agent (filed as Exhibit 2(b) to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721), and incorporated herein by reference).

             (c) Amendment and supplement dated June 4, 1992 to Rights Agreement dated as of August 8, 1989 (filed as Exhibit 2(c) to Amendment No. 1 on Form 8 dated June 8, 1992 to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721), and incorporated herein by reference).

      (10)   Material Agreements - Merger Agreement:

             (a) Agreement and Plan of Merger dated as of May 27, 1992, among Sprint Corporation, F W Sub Inc. and Centel Corporation (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated May 27, 1992 and incorporated herein by reference).

             (b) First Amendment dated as of February 19, 1993, to the Agreement and Plan of Merger, dated as of May 27, 1992, among Sprint Corporation, F W Sub Inc. and Centel Corporation (filed as Exhibit 2b to Sprint Corporation Current Report on Form 8-K dated March 9, 1993 and incorporated herein by reference).

      (10)   Executive Compensation Plans and Arrangements:

             (c)  1978 Stock Option Plan, as amended (filed as
             Exhibit 19(a) to United Telecommunications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (d)  1981 Stock Option Plan, as amended (filed as
             Exhibit 19(b) to United Telecommunications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (e)  1985 Stock Option Plan, as amended (filed as
             Exhibit 19(c) to United Telecommunications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (f)  1990 Stock Option Plan, as amended.

             (g) 1990 Restricted Stock Plan, as amended (filed as Exhibit 99 to Sprint Corporation Registration
             Statement No. 33-50421 and incorporated herein by reference).

             (h)  Long-Term Stock Incentive Program, as amended
             (filed as Exhibit 19(e) to United
             Telecommunications, Inc. Quarterly Report on Form
             10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (i) Restated Memorandum Agreements Respecting Supplemental Pension Benefits between Sprint Corporation (formerly United Telecommunications, Inc.) and two of its current and former executive officers (filed as Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

             (j)  Executive Long-Term Incentive Plan.

             (k)  Executive Management Incentive Plan.

             (l) Long-Term Incentive Compensation Plan (filed as Exhibit 10(j) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

             (m) Short-Term Incentive Compensation Plan (filed as Exhibit 10(k) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

             (n)  Retirement Plan for Directors, as amended
             (filed as Exhibit 28d to Registration Statement No.
             33-28237, and incorporated herein by reference).

             (o)  Key Management Benefit Plan, as amended.

             (p) Executive Deferred Compensation Plan, as amended (filed as Exhibit 19(f) to United
             Telecommunications, Inc. Quarterly Report on Form
             10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (q)  Director's Deferred Fee Plan, as amended
             (filed as Exhibit 19(g) to United
             Telecommunications, Inc. Quarterly Report on Form
             10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (r) Supplemental Executive Retirement Plan (filed as Exhibit 10(q) to Sprint Corporation Annual
             Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

             (s) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(r) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

             (t) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

             (u)  Summary of Executive Benefits (filed as
             Exhibit 10(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

             (v)  Amended and Restated Centel Management
             Incentive Plan.

             (w)  Amended and Restated Centel Stock Option Plan.

             (x)  Agreements Regarding Special Compensation and
             Post Employment Restrictive Covenants between
             Sprint Corporation and three of its executive officers.

             (y)  Amended and Restated Centel Matched Deferred
             Salary Plan.

             (z)  Amended and Restated Centel Directors Deferred
             Compensation Plan.

             (aa) Amended and Restated Centel Director Stock
             Option Plan.

      (11)   Computation of Earnings Per Common Share.

      (12)   Computation of Ratio of Earnings to Fixed Charges.

      (21)   Subsidiaries of Registrant.

      (23a)  Consent of Ernst & Young.

      (23b)  Consent of Arthur Andersen & Co.

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt and the long-term debt of its subsidiaries. The total amount of securities authorized under any of said instruments does not exceed 10 percent of the total assets of Sprint and its subsidiaries on a consolidated basis.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of 1993.

      (c)  Exhibits are listed in Item 14(a).


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     SPRINT CORPORATION
                                        (Registrant)



                                     By /s/ W. T. Esrey
                                     William T. Esrey
                                     Chairman and
                                     Chief Executive Officer



Date:  March 14, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 1994.




                                     /s/ W. T. Esrey
                                     William T. Esrey
                                     Chairman and
                                     Chief Executive Officer



                                     /s/ Arthur B. Krause
                                     Arthur B. Krause
                                     Executive Vice President -
                                     Chief Financial Officer



                                     /s/ John P. Meyer
                                     John P. Meyer
                                     Senior Vice President and Controller
                                     Principal Accounting Officer



                           SIGNATURES

                       SPRINT CORPORATION
                          (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 1994.





/s/ DuBose Ausley                  /s/ Robert E. R. Huntley
DuBose Ausley, Director            Robert E. R. Huntley, Director



/s/ Warren L. Batts                /s/ George Hutton Jr.
Warren L. Batts, Director          George N. Hutton Jr., Director



/s/ Ruth M. Davis                  /s/ Ronald T. LeMay
Ruth M. Davis, Director            Ronald T. LeMay, Director



/s/ Joseph L. Dionne               /s/ Linda K. Lorimer
Joseph L. Dionne, Director         Linda Koch Lorimer, Director



/s/ W. T. Esrey                    /s/ C. Price
William T. Esrey, Director         Charles H. Price II, Director



/s/ Donald J. Hall                 /s/ Frank E. Reed
Donald J. Hall, Director           Frank E. Reed, Director



/s/ P. H. Henson                   /s/ Charles E. Rice
Paul H. Henson, Director           Charles E. Rice, Director



/s/ Harold S. Hook                 /s/ Stewart Turley
Harold S. Hook, Director           Stewart Turley, Director




















INDEX TO FINANCIAL STATEMENTS, FINANCIAL              Sprint Corporation
STATEMENT SCHEDULES AND SUPPLEMENTARY DATA






Selected Financial Data

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Consolidated Financial Statements and Schedules:
Management Report
Report of Independent Auditors - Ernst & Young
Report of Independent Auditors - Arthur Andersen & Co.
Business Segment Information as of or for each of the
 three years ended December 31, 1993
Consolidated Statements of Income for each of the
 three years ended December 31, 1993
Consolidated Balance Sheets as of December 31, 1993
 and 1992
Consolidated Statements of Cash Flows for each of the
 three years ended December 31, 1993
Consolidated Statements of Common Stock and Other
 Shareholders' Equity for each of the three years ended December 31, 1993
Notes to Consolidated Financial Statements

Financial Statement Schedules for each of the three years ended December 31, 1993:

 V     -   Consolidated Property, Plant and Equipment
 VI    -   Consolidated Accumulated Depreciation
 VIII  -   Consolidated Valuation and Qualifying
            Accounts
 IX    -   Consolidated Short-term Borrowings
 X     -   Consolidated Supplementary Income
            Statement Information

 Certain financial statement schedules are omitted because the required information is not present, or because the information required is included in the consolidated financial statements and notes thereto.

Quarterly Financial Data





SELECTED FINANCIAL DATA                           Sprint Corporation
                           As of or For the Years Ended December 31,
                           1993      1992      1991      1990     1989
                             (In Millions, Except Per Share Data)
Results of Operations <1>
Net operating revenues   $ 11,367.8 $10,420.3 $9,933.3  $9,469.8  $8,557.6
Operating income <2>        1,250.6   1,213.4  1,185.6   1,045.3   1,076.7
Income from continuing
 operations <2>, <3>,
 <4>                          480.6     496.1    472.7     351.1     353.0
Earnings per common
 share from continuing
 operations <2>, <3>,
 <4>                           1.39      1.46     1.41      1.06      1.08
Dividends per common
 share                         1.00      1.00     1.00      1.00      0.97



Financial Position <1>
Total assets              $14,148.9 $13,599.6 $13,929.8 $14,080.6 $13,092.7
Property, plant and
 equipment, net            10,314.8   10,219.9  10,310.5  10,295.2  9,700.9
Total debt (including
 short-term borrowings)     5,094.4    5,442.7   5,571.2   6,082.3  5,471.3
Redeemable preferred
 stock                         38.6       40.2      56.6      60.0     63.5
Common stock and other
 shareholders' equity       3,918.3    3,971.6   3,671.9   3,353.5  3,151.5

<1>Effective March 9, 1993, Sprint Corporation (Sprint)
   consummated its merger with Centel Corporation (Centel). Because the merger has been accounted for as a pooling of interests, the accompanying data has been retroactively restated to include the results of operations and financial position of Centel. Dividends per common share for periods prior to the merger represent the amounts paid by Sprint.

<2>During 1993, nonrecurring charges of $293 million were
   recorded related to (a) transaction costs associated with the merger with Centel and the expenses of integrating and restructuring the operations of the two companies and (b) a realignment and restructuring within the long distance division. Such charges reduced consolidated 1993 income from continuing operations by $193 million ($0.56 per share).

   During 1990, nonrecurring charges of $72 million were recorded related to the long distance division, which reduced consolidated 1990 income from continuing operations by $37 million ($0.11 per share).

<3>During 1992 and 1991, gains were recognized related to the sales of certain local telephone and cellular properties, which increased consolidated 1992 income from continuing operations by $44 million ($0.13 per share) and consolidated 1991 income from continuing operations by $78 million ($0.23 per share).

<4>During 1993, as a result of the enactment of the Revenue
   Reconciliation Act of 1993, Sprint was required to adjust its deferred income tax assets and liabilities to reflect the increased tax rate. Such adjustment reduced consolidated 1993 income from continuing operations by $13 million ($0.04 per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Sprint Corporation
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sprint/Centel Merger

 Effective March 9, 1993, Sprint Corporation (Sprint) consummated its merger with Centel Corporation (Centel), creating a diversified telecommunications enterprise with operations in long distance, local exchange and cellular/wireless communications services. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements and information have been restated retroactively to include the results of operations, financial position and cash flows of Centel for all periods prior to consummation of the merger.

Consolidated Results of Operations

 Each of Sprint's primary divisions -- long distance, local and cellular/wireless communications services -- generated record levels of net operating revenues and improved operating results in 1993. The long distance division generated a solid 8 percent growth in traffic volumes in 1993, the number of access lines served by the local division grew 5 percent, and the cellular/wireless division benefited from a strong 67 percent customer line growth rate. Cost controls and synergies resulting from the merger with Centel also contributed to the improved 1993 results.

 Consolidated results of operations in 1993, 1992 and 1991 were, however, affected by several nonrecurring items, as described in the next section. Highlights of consolidated results are as follows, excluding nonrecurring items as applicable:

*Consolidated net operating revenues grew 9 percent in 1993 to $11.37 billion, following a 5 percent increase in 1992.

*Income from continuing operations in 1993 was $687 million as compared to $452 million in 1992 and $395 million in 1991 -- which represents a compounded annual growth rate of 21 percent over the past three years.

*Earnings per common share from continuing operations increased 50 percent in 1993 to $1.99 per share as compared to $1.33 per share in 1992.

 The following analysis of earnings per common share in 1993 and 1992 highlights the factors contributing to the improved results and the impact of nonrecurring items:

                                                1993      1992

Prior year's earnings per common share from
 continuing operations (excluding
 nonrecurring items)                           $ 1.33    $ 1.18
Favorable (unfavorable) factors contributing
to changes
 Divisional operating results                    0.63      0.06
 Interest expense                                0.11      0.07
 Other non-operating expense                    (0.03)     0.05
 Effective income tax rate                      (0.02)    (0.02)
 Change in weighted average common shares       (0.03)    (0.01)

Current year's earnings per common share from
 continuing operations (excluding
 nonrecurring items)                             1.99      1.33
Nonrecurring items
 Merger, integration and restructuring costs    (0.56)
 Divestitures                                              0.13
 1993 Tax law change                            (0.04)
 Discontinued operations                        (0.04)
 Extraordinary losses                           (0.08)    (0.05)
 Accounting changes                             (1.12)     0.07

Total earnings per common share                $ 0.15    $ 1.48

Nonrecurring Items

 Merger, Integration and Restructuring Costs - As a result of the merger with Centel, the operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings, particularly during the latter half of 1993. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges aggregating $259 million, which reduced 1993 income from continuing operations by $172 million ($0.50 per share).

 In addition, in 1993, Sprint initiated a realignment and restructuring of its long distance division, including the elimination of approximately 1,000 positions and the closure of two facilities. These actions are expected to improve market focus, lower costs and streamline operations within the division, and resulted in a nonrecurring charge of $34 million, which reduced 1993 income from continuing operations by $21 million ($0.06 per share).

 Divestitures - Divestitures of local telephone and cellular operations in 1992 and 1991 resulted in gains of $81 million and $114 million, respectively, which increased income from continuing operations by $44 million and $78 million, respectively.

 1993 Tax Law Change - In August 1993, the Revenue
Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate to 35 percent from 34 percent. As a result, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate. The adjustment related to Sprint's nonregulated subsidiaries increased the income tax provision for 1993 by $13 million.

 Discontinued Operations and Extraordinary Losses - During 1993, Sprint incurred a loss from discontinued operations of $12 million, net of related income tax benefits. In 1993, 1992 and 1991, Sprint incurred extraordinary losses related to the early extinguishments of debt of $29 million, $16 million, and $2 million, respectively, net of related income tax benefits.

 Accounting Changes - Effective January 1, 1993, Sprint changed its method of accounting for postretirement and postemployment benefits by adopting Statement of Financial Accounting Standards
(SFAS) No. 106 and No. 112 and effected another accounting change. The cumulative effect of these changes in accounting principles reduced 1993 net income by $384 million. Effective January 1, 1992, Sprint also changed its method of accounting for income taxes by adopting SFAS No. 109. The cumulative effect of this change in accounting principle increased 1992 net income by $23 million.

Non-operating Items

 Interest expense in 1993 and 1992 decreased $59 million and $37 million, respectively, generally related to decreases in average levels of debt outstanding and lower interest rates.

 The components of other expense, net are as follows (in millions):

                                      1993      1992     1991

Equity in earnings from cellular
 minority partnership investments   $ 20.0    $ 12.8    $ 8.8
Minority interests                    (9.4)     (6.1)   (51.6)
Write-down of assets held for sale   (16.0)    (15.0)
Other, net                           (16.9)      3.3      7.2

Total other expense, net           $ (22.3)   $ (5.0) $ (35.6)

 The decline in 1992 minority interests reflects Sprint's acquisition of the remaining 19.9 percent minority interest in Sprint Communications Company L.P. (the Limited Partnership) effective January 1, 1992.

 Sprint's income tax provisions for 1993, 1992 and 1991 resulted in effective tax rates of 38 percent, 36 percent and 34 percent, respectively. See Note 4 of "Notes to Consolidated Financial Statements" for information regarding the differences which cause the effective income tax rates to vary from the statutory federal income tax rates. As of December 31, 1993, Sprint has recorded deferred income tax assets of $316 million related to postretirement benefits and other accruals, $260 million related to alternative minimum tax credit carryforwards, and $40 million (net of a $25 million valuation allowance) related to state operating loss carryforwards. Sprint's management has determined that it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from ordinary operations or the reversal of existing deferred tax liabilities. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

 The effects of inflation on Sprint's operations were not significant during 1993, 1992, or 1991.


Segmental Results of Operations

Long Distance Communications Services

 Sprint's long distance division provides domestic and international voice and data communications services. Rates charged by the division for its services are subject to different levels of state and federal regulation, but are generally not rate-base regulated.

 Net operating revenues increased 9 percent in 1993, following a 5 percent increase in 1992. Such increases were generally due to traffic volume growth of 8 percent and 6 percent, respectively. Average revenue per minute received from customers was relatively constant during 1993 but declined 3 percent during 1992, primarily due to the mix of products among markets and competitive influences. The increases in net operating revenues and traffic volumes in both 1993 and 1992 reflect ongoing growth in the business and international markets, coupled with rebounding growth in the residential market during 1993. Growth in the business market in 1993 was also enhanced by the arrival of "800 portability," whereby customers who wish to change long distance carriers may now do so while retaining their advertised "800" numbers. In addition, lower revenue adjustments, reflecting improvement in the collectibility of customer accounts receivable, resulted in increased net operating revenues in 1992. Future rates of growth in both net operating revenues and traffic volumes may be influenced by both domestic and international economic conditions and the division's ability to maintain market share and current price levels in the intensely competitive long distance marketplace.

 Interconnection costs increased $136 million and $118 million in 1993 and 1992, respectively. International interconnection costs increased due to increased traffic volumes, partially offset by price reductions and the conversion of international traffic from resale arrangements (traffic transported by other long distance carriers) to less costly direct access arrangements. Costs of connecting to networks domestically also increased primarily as a result of traffic volume growth, partially offset by reductions in interconnection rates paid to local exchange companies and by reduced costs related to the transition from switched to special access arrangements. Interconnection costs as a percentage of net operating revenues were 44 percent in 1993 as compared to 46 percent in both 1992 and 1991.

 Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data systems sales. Operations expense increased $98 million in 1993 over 1992, partially due to a change in accounting whereby circuit activity costs are now being expensed when incurred (see Note 1 of "Notes to Consolidated Financial Statements" for additional information). Exclusive of the effect of this accounting change, operations expense increased approximately $63 million in 1993 and $43 million in 1992, primarily due to expanded service offerings, increased traffic volumes and increased salaries and related benefits.

 Selling, general and administrative (SG&A) expense increased $120 million and $92 million in 1993 and 1992, respectively, generally as a result of intensified sales and marketing efforts. During 1993, marketing efforts primarily directed towards "800 portability," The Most calling plan and the recently introduced "Be there now" campaign resulted in increased advertising and other marketing expenses, as well as increased commissions and salaries and related expenses. During 1992, the introduction of several new calling plans and calling card features also resulted in increases in such sales and marketing expenses. Despite the increases in the amount of SG&A expense in 1993 and 1992, such expenses as a percentage of net operating revenues remained constant when compared to 1991, at 25 percent.

 Depreciation and amortization in 1993 decreased from 1992, primarily due to the change in accounting for circuit activity costs, as described above. Depreciation and amortization in 1992 was consistent with the 1991 amount as the increased depreciation resulting from additions to property, plant and equipment was substantially offset by a decrease in amortization expense resulting from the full amortization in June 1991 of certain intangible assets related to the 1986 formation of the Limited Partnership.

Local Communications Services

 The local division consists principally of Sprint's rate-regulated, local exchange telephone operations. The following table summarizes, by major category, the net operating revenues of the division (in millions):

                                      1993       1992       1991

Net operating revenues
  Local service                   $ 1,624.3  $ 1,507.4  $ 1,436.4
  Network access                    1,530.4    1,425.8    1,398.5
  Toll service                        505.3      487.5      487.2
  Other                               466.0      441.5      431.6

Total                             $ 4,126.0  $ 3,862.2  $ 3,753.7

 As described in Note 9 of "Notes to Consolidated Financial
Statements," certain local telephone operations were divested during 1992 and 1991. The following comparisons and discussion exclude the effects of such divested operations.

 Net operating revenues increased 7 percent in 1993, following a 5 percent increase in 1992. Increased local service revenues reflect continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The division experienced 4.8 percent growth in access lines during 1993, compared to 4.2 percent in 1992. Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased during 1993 and 1992 as a result of increased traffic volumes and additional revenues resulting from the recognition of a portion of the merger, integration and restructuring costs for regulatory purposes in certain jurisdictions, partially offset by periodic reductions in network access rates charged. Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, increased 4 percent and 1 percent in 1993 and 1992, respectively. Such increase in 1993 primarily reflects the election of the division's Indiana operations to serve as the primary intralata toll carrier within its serving area, rather than providing network access to another carrier. Other revenues increased in 1993 and 1992 generally due to higher equipment sales.

 Plant operations expense includes network operations costs; repair and maintenance costs of property, plant and equipment; and other expenses associated with the cost of providing services. The 4 percent and 2 percent increases in such costs in 1993 and 1992, respectively, were primarily related to increases in the costs of providing services resulting from access line growth.

 Depreciation and amortization expense increased $14 million in 1993, following a $15 million increase in 1992. Exclusive of the effects of depreciation rate changes, special short-term amortizations and nonrecurring charges approved by state regulatory commissions, such increases were $17 million and $16 million, respectively, generally due to plant additions.

 Other operating expense increased $99 million and $122 million in 1993 and 1992, respectively. Such increases resulted primarily from higher sales and marketing expenses to promote new products and services; increases in systems development costs incurred to enhance the efficiency and capabilities of the division's billing processes; and increases in the cost of equipment sales.

 The increases in both plant operations and other operating expenses also reflect the impact of the increased postretirement benefits cost of approximately $38 million being recognized in 1993 as a result of the adoption of SFAS No. 106.

 Consistent with most local exchange carriers, the division accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. Sprint's management believes that the division's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the division no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, noncash charge.

Cellular and Wireless Communications Services

 Sprint's cellular and wireless division consists of wholly-owned and majority-owned interests in 42 metropolitan service area (MSA) markets and 46 rural service area (RSA) markets. The company also owns minority interests in 31 MSA and 33 RSA markets. Equity in the earnings and losses of these minority investments is included in other expense, net in the consolidated statements of income.

 The increases in net operating revenues during 1993 and 1992 resulted principally from the growth in customer lines served, which increased 67 percent in 1993 and 52 percent in 1992. The effects of growth in customer lines served was partially offset by a decline in service revenue per customer line served, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration.

 Costs of services and products declined to 33 percent of net operating revenue in 1993 from 37 percent in 1992 and 39 percent in 1991, generally reflecting economies gained from serving additional customer lines. The increases in selling, general and administrative expense for 1993 and 1992 resulted principally from increased commissions and customer service expenses, as well as increased advertising costs related to the growth in customer lines. Despite the increases in the amount of SG&A expense, such costs as a percentage of net operating revenues declined to 45 percent in 1993 from 48 percent in 1992 and 47 percent in 1991. Such improvement resulted primarily from an overall reduction in the unit cost of acquiring new customers and additional economies realized from providing service and support to a larger customer base. Depreciation and amortization increased during both 1993 and 1992 as additional investment in property, plant and equipment was required to meet the growth in customer lines.

Product Distribution and Directory Publishing

 Sprint's product distribution and directory publishing businesses generated operating income of $64 million, $66 million and $62 million in 1993, 1992 and 1991, respectively. North Supply, a wholesale distributor of telecommunications products, had 1993 net operating revenues of $677 million, compared to $594 million in 1992 and $569 million in 1991. The increases primarily reflect additional nonaffiliated contracts and increased sales to the local division, partially as a result of sales during 1993 to the merged Centel telephone operations. Sprint Publishing & Advertising, a publisher and marketer of telephone directories, had net operating revenues of $268 million in 1993, compared with 1992 and 1991 net operating revenues of $257 million and $245 million, respectively.

Liquidity and Capital Resources

Cash Flows - Operating Activities

 Cash flows from operating activities, which are Sprint's primary source of liquidity, were $2.14 billion, $2.26 billion and $1.82 billion in 1993, 1992 and 1991, respectively. The 1992 operating cash flows include proceeds of $300 million from the sale of accounts receivable within the long distance division. Excluding these proceeds, the improvement in 1993 operating cash flows reflects better operating results, partially offset by expenditures related to merger, integration and restructuring actions of $155 million.

Cash Flows - Investing Activities

 Sprint's investing activities used cash of $1.57 billion, $1.58 billion and $1.08 billion in 1993, 1992 and 1991, respectively. Capital expenditures, which represent Sprint's most significant investing activity, were $1.59 billion, $1.47 billion and $1.52 billion in 1993, 1992 and 1991, respectively (see "Business Segment Information" for the amounts incurred by each division).

 Long distance capital expenditures were incurred each year primarily to increase the network capacity and to enhance network capabilities for providing new products and services. Capital expenditures for the local division were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. The increases in 1993 and 1992 capital expenditures for the cellular and wireless division reflect the significant increases in the number of customer lines served during such years.

 Investing activities in 1992 also include $250 million paid in connection with Sprint's $530 million acquisition of the remaining 19.9 percent interest in the Limited Partnership and proceeds of $114 million from the sale of certain local telephone properties. Investing activities for 1991 include proceeds of $468 million from the divestitures of certain local telephone, cellular and other properties.

Cash Flows - Financing Activities

 Sprint's financing activities used cash of $620 million, $681 million and $755 million in 1993, 1992 and 1991, respectively. Improved operating cash flows during each year, together with proceeds from the sale of additional accounts receivable in 1992 and from the various divestitures in 1992 and 1991, allowed Sprint to fund capital expenditures and dividends internally and to reduce total debt outstanding during each year. In addition, the $280 million note issued to the seller in connection with the acquisition of the remaining interest in the Limited Partnership was paid in 1992.

 During 1993 and 1992, a significant level of debt refinancing occurred in order to take advantage of lower interest rates. Accordingly, a majority of the proceeds from long-term borrowings in 1993 was used to finance the redemption prior to scheduled maturities of $1.24 billion of debt. During 1992, Sprint refinanced $720 million of long-term debt and borrowed $250 million to finance the payment related to the acquisition of the remaining 19.9 percent interest in the Limited Partnership.

 Sprint paid dividends to common and preferred shareholders of $347 million, $300 million and $296 million in 1993, 1992 and 1991, respectively. Sprint's indicated annual dividend rate on common stock is currently $1.00 per share.

Financial Position, Liquidity and Capital Requirements

 As of December 31, 1993, Sprint's total capitalization aggregated $9.05 billion, consisting of long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Long-term debt (including current maturities) and short-term borrowings comprised 55 percent of total capitalization as of December 31, 1993, compared to 58 percent at year-end 1992 (as adjusted in both years on a proforma basis for the effects of changes in accounting principles).

 During 1994, Sprint anticipates funding estimated capital expenditures of $1.8 billion and dividends with cash flows from operating activities. Notes payable and commercial paper outstanding as of December 31, 1993 (classified as long-term debt) aggregated $756 million. During 1994, this entire balance will be replaced by the issuance of long-term debt or will continue to be refinanced under existing long-term credit facilities. Sprint expects its external cash requirements for 1994 to be approximately $800 million to $900 million, which is generally required to repay scheduled long-term debt maturities and reduce notes payable and commercial paper outstanding. A portion of such external cash requirements is expected to be generated from issuances of common stock through employee benefit plans and from the sale of certain investments. The method of financing the remaining external cash requirements will depend upon prevailing market conditions during the year. Sprint may also undertake additional debt refinancings during 1994 in order to take advantage of favorable interest rates.

 At year-end 1993, Sprint had the ability to borrow $803 million under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. Additionally, pursuant to shelf registration statements filed with the Securities and Exchange Commission, up to $1.2 billion of debt securities may be offered for sale.

 The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of December 31, 1993, Sprint had borrowing capacity of approximately $2.8 billion under the most restrictive of its debt covenants.

MANAGEMENT REPORT

 The management of Sprint Corporation has the responsibility for the integrity and objectivity of the information contained in this Annual Report. Management is responsible for the consistency of reporting such information and for ensuring that generally accepted accounting principles are used.

 In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and codes of conduct are understood and practiced by its employees.

 The consolidated financial statements included in this Annual
Report have been audited by Ernst & Young, independent auditors.
Their audit was conducted in accordance with generally accepted auditing standards and their report is included herein.

 The responsibility of the Board of Directors for these financial statements is pursued primarily through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent auditors, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal and independent auditors have full access to the Audit Committee to discuss auditing and financial reporting matters.



/s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President - Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

 We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows, and common stock and other shareholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index
To Financial Statements, Financial Statement Schedules and Supplementary Data. These financial statements and schedules are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements or schedules of Centel Corporation, a wholly-owned subsidiary, as of December 31, 1992, or for each of the two years in the period ended December 31, 1992, which statements reflect total assets constituting 25% in 1992, and net income constituting approximately 9% in 1992 and 29% in 1991 of the related consolidated financial statement totals. Those statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Centel Corporation, is based solely on the report of the other auditors.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

 In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

 As discussed in Note 1 to the consolidated financial statements, Sprint changed its method of accounting for postretirement benefits, postemployment benefits and circuit activity costs in 1993 and income taxes in 1992.


                              ERNST & YOUNG


Kansas City, Missouri
February 2, 1994



REPORT OF INDEPENDENT AUDITORS

To the Shareowners of Centel Corporation:

 We have audited the consolidated balance sheet of CENTEL CORPORATION (a Kansas corporation) AND SUBSIDIARIES as of December 31, 1992, and the related consolidated statements of income, common shareowners' investment and cash flows for each of the two years in the period ended December 31, 1992, prior to the pooling of interests with Sprint Corporation (and, therefore, are not presented herein) described in Note 2 to the consolidated financial statements of Sprint Corporation for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centel Corporation and Subsidiaries as of December 31, 1992, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. In connection with our audits, certain auditing procedures were applied to the following schedules which are required for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. Such schedules are not included herein:

        Schedule I    - Marketable Securities
        Schedule V    - Consolidated Plant, Property and Equipment
        Schedule VI   - Consolidated Accumulated Depreciation
        Schedule VIII - Consolidated Allowance for Doubtful Accounts
        Schedule IX   - Consolidated Short-Term Borrowings
        Schedule X    - Consolidated Supplementary Income Statement
                        Information

 In our opinion, the information contained in these schedules fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN & CO.


Chicago, Illinois
February 3, 1993



BUSINESS SEGMENT INFORMATION                      Sprint Corporation

                                         As of or for the Years Ended
                                                 December 31,
                                           1993       1992        1991
                                                 (In Millions)
Long Distance Communications Services <1>
Net operating revenues                   $ 6,139.2  $ 5,658.2   $ 5,387.6

Operating expenses
Interconnection                            2,710.7    2,574.9     2,457.0
Operations                                   857.7      759.8       717.1
Selling, general and administrative        1,546.4    1,426.3     1,334.3
Depreciation and amortization                523.5      586.6       584.4
Total operating expenses <2>, <3>          5,638.3    5,347.6     5,092.8
Operating income                         $   500.9  $   310.6   $   294.8

Capital expenditures                     $   529.4  $   468.1   $   580.2
Identifiable assets as of December 31    $ 4,193.1  $ 4,232.0   $ 4,543.5

Local Communications Services <1>
Net operating revenues                   $ 4,126.0  $ 3,862.2   $ 3,753.7

Operating expenses
Plant operations                           1,206.7    1,165.6     1,160.9
Depreciation and amortization                733.0      720.0       716.7
Other                                      1,232.5    1,137.0     1,036.5
Total operating expenses <2>, <4>          3,172.2    3,022.6     2,914.1
Operating income                         $   953.8  $   839.6   $   839.6

Capital expenditures                     $   845.3  $   839.4   $   802.4
Identifiable assets as of December 31    $ 7,604.0  $ 7,242.2   $ 7,099.6

Cellular and Wireless Communications Services <1>
Net operating revenues                   $   464.0  $   322.2   $   242.1

Operating expenses
Cost of services and products                154.9      118.3        95.2
Selling, general and administrative          209.9      154.6       114.5
Depreciation and amortization                 75.0       52.1        43.2
Total operating expenses <2>                 439.8      325.0       252.9
Operating income (loss)                  $    24.2  $    (2.8)  $   (10.8)

Capital expenditures                     $   164.9  $   123.8   $    91.8
Identifiable assets as of December 31    $ 1,504.3  $ 1,489.4   $ 1,418.1

Product Distribution, Directory Publishing and Other <1>
Net operating revenues                   $   945.2  $   862.9   $   826.0
Operating income <2>                     $    64.2  $    66.0   $    62.0
Depreciation and amortization            $    27.2  $    32.8   $    25.2
Capital expenditures                     $    55.1  $    34.9   $    48.8
Identifiable assets as of December 31    $   847.5  $   636.0   $   868.6


<1>Include net operating revenues and operating expenses
   eliminated in consolidation of $306.6 million, $285.2 million and $276.1 million for the years ended December 31, 1993, 1992 and 1991, respectively.

<2>Exclude a nonrecurring charge of $259.0 million in 1993
   related to the transaction costs associated with the merger with Centel and the estimated expenses of integrating and restructuring the operations of the two companies (see Note 2 of "Notes to Consolidated Financial Statements" for additional information). Such charge was allocable as follows: Long Distance-$12.4 million; Local-$190.1 million; Cellular and Wireless-$3.2 million; Product Distribution and Directory Publishing-$2.5 million; and Other-$50.8 million.

<3>Exclude a nonrecurring charge of $33.5 million in 1993
   related to the realignment and restructuring of the long distance division (see Note 9 of "Notes to Consolidated
   Financial Statements" for additional information).

<4>Includes increased postretirement benefits cost of
   approximately $38 million in 1993 related to the adoption of SFAS No. 106. Such cost for the other divisions was not significant.




CONSOLIDATED STATEMENTS OF INCOME                   Sprint Corporation


                                               For the Years Ended
                                                    December 31,
                                             1993       1992       1991
                                              (In Millions, Except Per
                                                    Share Data)

Net Operating Revenues                     $11,367.8  $10,420.3  $ 9,933.3

Operating Expenses
Costs of services and products               5,736.1    5,325.5    5,091.0
Selling, general and administrative          2,729.9    2,489.9    2,287.2
Depreciation and amortization                1,358.7    1,391.5    1,369.5
Merger, integration and restructuring costs    292.5
Total operating expenses                    10,117.2    9,206.9    8,747.7

Operating Income                             1,250.6    1,213.4    1,185.6

Gain on divestiture of telephone
 and cellular properties                                   81.1      113.9
Interest expense                              (452.4)    (511.1)    (548.3)
Other expense, net                             (22.3)      (5.0)     (35.6)

Income from continuing operations
 before income taxes                           775.9      778.4      715.6

Income tax provision                          (295.3)    (282.3)    (242.9)

Income From Continuing Operations              480.6      496.1      472.7
Discontinued operations, net                   (12.3)                 49.4
Extraordinary losses on early
 extinguishments of debt, net                  (29.2)     (16.0)      (1.9)
Cumulative effect of changes in
 accounting principles, net                   (384.2)      22.7

Net income                                      54.9      502.8      520.2

Preferred stock dividends                       (2.8)      (3.5)      (4.1)

Earnings applicable to common stock        $    52.1  $   499.3  $   516.1

Earnings Per Common Share
Continuing operations                      $    1.39  $    1.46  $    1.41
Discontinued operations                        (0.04)                 0.15
Extraordinary item                             (0.08)     (0.05)     (0.01)
Cumulative effect of changes in
 accounting principles                         (1.12)      0.07

Total                                      $    0.15  $    1.48  $    1.55

Weighted average number of common shares       343.7      337.2      333.5

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS                         Sprint Corporation

                                                  As of December 31,
                                                    1993       1992
Assets                                               (In Millions)
Current assets
 Cash and equivalents                          $    76.8  $   128.8
 Accounts receivable, net of allowance
  for doubtful accounts of $121.9 million
  ($118.0 million in 1992)                       1,230.6    1,044.8
 Investment in common stock                        130.2
 Inventories                                       182.3      172.1
 Deferred income taxes                              81.1       46.5
 Prepaid expenses                                  120.7      102.5
 Other                                             156.2      169.3
 Total current assets                            1,977.9    1,664.0

Investments in common stocks                       173.1      209.0

Property, plant and equipment
  Long distance communications services          5,492.7    5,355.9
  Local communications services                 11,226.4   10,732.2
  Cellular and wireless communications services    569.6      409.9
  Other                                            433.7      405.2
                                                17,722.4   16,903.2
  Less accumulated depreciation                  7,407.6    6,683.3
                                                10,314.8   10,219.9

Cellular minority partnership investments          287.5      271.2
Excess of cost over net assets acquired            736.8      765.3
Other assets                                       658.8      470.2
                                               $14,148.9  $13,599.6

Liabilities and Shareholders' Equity
 Current liabilities
  Current maturities of long-term debt         $   523.4  $   386.6
  Short-term borrowings                                       362.3
  Accounts payable                                 925.4      755.4
  Accrued interconnection costs                    487.5      464.3
  Accrued taxes                                    307.2      291.9
  Other                                            825.1      716.8
  Total current liabilities                      3,068.6    2,977.3

Long-term debt                                   4,571.0    4,693.8

Deferred credits and other liabilities
  Deferred income taxes and investment tax
   credits                                       1,182.9    1,308.3
  Postretirement and other benefit obligations     793.1       69.0
  Other                                            576.4      539.4
                                                 2,552.4    1,916.7

Redeemable preferred stock                          38.6       40.2

Common stock and other shareholders' equity
 Common stock, par value $2.50 per share,
  authorized-500.0 million shares                  858.5      847.1
 Capital in excess of par or stated value          827.4      717.5
 Retained earnings                               2,184.2    2,451.7
 Other                                              48.2      (44.7)
                                                 3,918.3    3,971.6
                                               $14,148.9  $13,599.6



 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS              Sprint Corporation

                                      For the Years Ended December 31,
                                            1993        1992        1991
                                                 (In Millions)
Operating Activities
Net income                                $   54.9    $  502.8   $  520.2
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation and amortization              1,358.7     1,391.5    1,369.5
Gain on divestiture of telephone
 and cellular properties                                 (81.1)    (113.9)
Discontinued operations                       (5.9)      (20.6)     (43.9)
Extraordinary losses on early
 extinguishments of debt                      49.5        25.1        3.1
Cumulative effect of changes in
 accounting principles                       384.2       (22.7)
Deferred income taxes and investment
 tax credits                                 (34.5)        3.0      (34.7)
Changes in operating assets and liabilities
Accounts receivable, net                    (185.8)      257.8       42.4
Inventories and other current assets         (42.7)      (13.9)      52.3
Accounts payable and accrued
 interconnection costs                       196.4       165.8     (130.1)
Accrued expenses and other
 current liabilities                         160.5       (39.0)      98.5
Noncurrent assets and liabilities, net       135.1       152.3        7.0
Other, net                                    66.0       (59.5)      50.2
Net cash provided by operating
 activities                                2,136.4     2,261.5    1,820.6

Investing Activities
Capital expenditures                      (1,594.7)   (1,466.2)  (1,523.2)
Acquisition of Limited Partnership
 minority interest                                      (250.0)
Proceeds from divestiture of
 telephone and cellular properties                       114.0      148.3
Proceeds from sale of discontinued
 operations                                                         320.0
Other, net                                    26.3        24.3      (24.5)
Net cash used by investing activities     (1,568.4)   (1,577.9)  (1,079.4)

Financing Activities
Proceeds from long-term debt                 840.4       951.2      645.0
Retirements of long-term debt             (1,589.0)   (1,257.4)    (744.3)
Net increase (decrease) in notes
 payable and commercial paper                393.5       147.0     (468.3)
Payment of note payable to
 minority partner                                       (280.0)
Proceeds from common stock issued             70.8        51.6       54.1
Proceeds from employees stock purchase
 installments, net                            28.3        13.2       13.9
Dividends paid                              (347.1)     (300.1)    (295.8)
Other, net                                   (16.9)       (6.2)      40.7
Net cash used by financing activities       (620.0)     (680.7)    (754.7)

Increase (Decrease) in Cash and
 Equivalents                                 (52.0)        2.9      (13.5)

Cash and Equivalents at Beginning of Year    128.8       125.9      139.4

Cash and Equivalents at End of Year        $  76.8    $  128.8   $  125.9



See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF COMMON STOCK          Sprint Corporation
AND OTHER SHAREHOLDERS'EQUITY


For the Years Ended December 31, 1993, 1992 and 1991


                                 Capital in
                                  Excess of
                                   Par or
                          Common   Stated   Retained
                          Stock    Value    Earnings     Other   Total
                                      (In Millions)
Balance as of January 1,
 1991 (330.6 million
 shares issued and
 outstanding)            $ 826.4   $ 554.0   $2,021.4  $ (48.3)  $3,353.5

Net income                                      520.2               520.2
Common stock dividends                         (291.7)             (291.7)
Preferred stock dividends                        (4.1)               (4.1)
Employee stock purchase
 and other installments
 received, net                                            16.0       16.0
Common stock issued         10.0      85.6               (24.8)      70.8
Other, net                   0.5       0.7        2.3      3.7        7.2

Balance as of December
 31, 1991 (334.8 million
 shares issued and
 outstanding)              836.9     640.3    2,248.1    (53.4)   3,671.9
Net income                                      502.8               502.8
Common stock dividends                         (296.6)             (296.6)
Preferred stock dividends                        (3.5)               (3.5)
Employee stock purchase
 and other installments
 received, net                                            15.5       15.5
Common stock issued          9.9      73.7                (6.5)      77.1
Other, net                   0.3       3.5        0.9     (0.3)       4.4

Balance as of December
 31, 1992 (338.9 million
 shares issued and
 outstanding)              847.1     717.5    2,451.7    (44.7)   3,971.6

Net income                                       54.9                54.9
Common stock dividends                         (324.5)             (324.5)
Preferred stock dividends                        (2.8)               (2.8)
Employee stock purchase
 and other installments
 received, net                                            30.8       30.8
Common stock issued         11.0     98.4                 (2.4)     107.0
Unrealized holding gains
 on investments in common
 stocks, net                                              64.8       64.8
Other, net                   0.4     11.5         4.9     (0.3)      16.5

Balance as of December
 31, 1993 (343.4 million
 shares issued and
 outstanding)            $ 858.5  $ 827.4    $2,184.2  $  48.2   $3,918.3



See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           Sprint Corporation

1.   Accounting Policies

Basis of Consolidation

 The accompanying consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint), including Centel Corporation (Centel) and Sprint Communications Company L.P. (the Limited Partnership). Investments in less than 50 percent-owned cellular communications partnerships are accounted for using the equity method.

 During 1991, GTE Corporation (GTE) owned a 19.9 percent interest in the Limited Partnership. Effective January 1, 1992,
Sprint acquired GTE's interest in exchange for a $250 million cash payment and a $280 million note which was paid in June 1992.

 In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's rate-regulated telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $225 million, $194 million and $164 million in 1993, 1992 and 1991, respectively.

 All other significant intercompany transactions have been eliminated.

Classification of Operations

 The long distance communications services division provides domestic voice and data communications services across certain specified geographical boundaries, as well as international long distance communications services. Rates charged for such services sold to the public are subject to different levels of state and federal regulation, but are generally not subject to rate-base regulation.

 The local communications services division consists principally of the operations of Sprint's rate-regulated telephone companies.
These operations provide local exchange services, access by telephone customers and other carriers to local exchange facilities and long distance services within specified geographical areas.

 The cellular and wireless communications services division consists of wholly-owned and majority-owned interests in partnerships and corporations operating cellular and wireless communications properties in various metropolitan and rural service area markets.

 The product distribution and directory publishing businesses include the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

Revenue Recognition

 Operating revenues for the long distance, local and cellular/wireless communications services divisions are recognized as communications services are rendered. Operating revenues for the long distance communications services division are recorded net of an estimate for uncollectible accounts.

 Operating revenues for Sprint's product distribution business are recognized upon delivery of products to customers.

Regulated Operations

 Sprint's rate-regulated telephone companies account for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which requires the accounting recognition of the rate actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

Cash and Equivalents

 Cash equivalents generally include highly liquid investments with original maturities of three months or less and are stated at cost, which approximates market value.

 As of December 31, 1993 and 1992, outstanding checks in excess of cash balances of $166 million and $151 million, respectively, are included in accounts payable.

Investments in Common Stocks

 Effective December 31, 1993, Sprint changed its method of accounting for its portfolio of marketable equity securities by adopting SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, such investments in common stocks are classified as available for sale and reported at fair value (estimated based on quoted market prices) as of December 31, 1993 and at cost as of December 31, 1992. As of December 31, 1993, the cost of such investments is $202 million, with the gross unrealized holding gains of $101 million reflected as an addition to other shareholders' equity, net of related income taxes. As of December 31, 1992, the market value of such investments was $278 million.

Inventories

 Inventories, consisting principally of those related to Sprint's product distribution business, are stated at the lower of cost (principally first-in, first-out method) or market.

Property, Plant and Equipment

 Property, plant and equipment are recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized.
Repairs and maintenance costs are expensed as incurred.

 Effective January 1, 1993, Sprint's long distance communications services division changed its method of accounting for certain costs related to connecting new customers to its network. The change was made to conform Sprint's accounting to the predominant industry practice for such costs. Under the new method, such costs (which were previously capitalized) are being expensed when incurred. The resulting nonrecurring, noncash charge of $32 million ($0.09 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle.

 The proforma impact of retroactive application of the change would not have been material to net income or earnings per share for 1992 or 1991, and the impact of the change on Sprint's 1993 operating expenses was not significant.

Depreciation

 The cost of property, plant and equipment is depreciated generally on a straight-line basis over the estimated useful lives (such lives related to regulated property, plant and equipment are those prescribed by regulatory commissions). Depreciation rate changes, special short-term amortizations and nonrecurring charges approved by regulatory commissions for the rate-regulated telephone companies resulted in additional depreciation totaling $7 million, $46 million and $49 million in 1993, 1992 and 1991, respectively. After the related effects on revenues and income taxes, these items reduced income from continuing operations for 1993, 1992 and 1991 by approximately $4 million, $24 million and $25 million, respectively.

Cellular Minority Partnership Investments

 Cellular minority partnership investments include the excess of the purchase price over the underlying book value of cellular communications partnerships of $203 million and $209 million as of December 31, 1993 and 1992, respectively. Such excess is being amortized on a straight-line basis over 40 years; accumulated amortization aggregated $29 million and $23 million as of December 31, 1993 and 1992, respectively.

Excess of Cost over Net Assets Acquired

 The excess of the purchase price over the fair value of net assets acquired, principally related to cellular communications services properties, is being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $112 million and $88 million as of December 31, 1993 and 1992, respectively.

Postretirement Benefits

 Effective January 1, 1993, Sprint changed or modified its method of accounting for certain postretirement benefits by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Sprint provides postretirement benefits (principally health care benefits) to certain retirees. SFAS No. 106 requires accrual of the expected cost of providing postretirement benefits to employees and their dependents or beneficiaries during the years employees earn the benefits. During 1992 and 1991, the cost of providing postretirement benefits to Sprint's retirees was expensed as such costs were paid, while for Centel's employees and retirees, an accrual basis approach was utilized to recognize such costs.

 Upon adoption of the new standard, Sprint elected to immediately recognize its previously unrecorded obligation for postretirement benefits already earned by current retirees and employees (the transition obligation), a substantial portion of which related to its rate-regulated telephone companies.
Pursuant to SFAS No. 71, regulatory assets associated with the recognition of the transition obligation were recorded in jurisdictions where the regulators have issued orders specific to Sprint permitting recognition of net postretirement benefits costs for ratemaking purposes, and providing for recovery of the transition obligation over a period of no longer than 20 years. As of December 31, 1993, such regulatory assets aggregated $83 million. In all other jurisdictions, regulatory assets associated with the recognition of the transition obligation were not recorded due to the uncertainties as to the timing and extent of recovery.

 The resulting nonrecurring, noncash charge of $341 million
($1.00 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle. Net postretirement benefits cost for 1993 increased approximately $50 million as a result of adopting SFAS No. 106.

Postemployment Benefits

 Effective January 1, 1993, Sprint adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, Sprint recognized certain previously unrecorded obligations for benefits being provided to former or inactive employees and their dependents, after employment but before retirement. Such postemployment benefits offered by Sprint include severance, disability and workers compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

 The resulting nonrecurring, noncash charge of $11 million
($0.03 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle. Adoption of SFAS No. 112 had no significant impact on operating expenses in 1993.

Income Taxes

 Effective January 1, 1992, Sprint changed its method of accounting for income taxes by adopting SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes and establishes less restrictive criteria for recognizing deferred income tax assets. Accordingly, Sprint adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. To the extent reductions of the rate-regulated telephone companies' deferred income tax liabilities will accrue to the benefit of its customers, such reductions were recorded as regulatory liabilities. The remaining net change in Sprint's deferred income tax assets and liabilities increased 1992 net income by $23 million ($0.07 per share) and is reflected in the consolidated statement of income as a cumulative effect of change in accounting principle. As allowed under SFAS No. 109, prior years' consolidated financial statements were not restated.

 During 1991, in accordance with Accounting Principles Board Opinion (APB) No. 11, deferred income taxes were provided for all differences in timing of reporting income and expenses for financial statement and income tax purposes, except for rate-regulated telephone companies' items that were not allowable by various regulatory commissions as expenses for rate-making purposes.

 Investment tax credits related to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.

Interest Charged to Construction

 Regulatory commissions allow the rate-regulated telephone companies to capitalize an allowance for funds expended during construction. Amounts capitalized will be recovered over the service lives of the respective assets constructed as the resulting higher depreciation is recovered through increased revenues. Interest costs associated with the construction of capital assets for Sprint's other operations are capitalized in accordance with SFAS No. 34, "Capitalization of Interest Costs." Total interest amounts capitalized during 1993, 1992 and 1991, including an allowance for funds expended during construction, totaled $8 million, $11 million and $15 million, respectively.

Earnings Per Share

 Earnings per common share amounts are based on the weighted average number of shares both outstanding and issuable assuming exercise of all dilutive options, as applicable.

Reclassifications

 Certain amounts in the accompanying consolidated financial statements for 1992 and 1991 have been reclassified to conform to the presentation of amounts in the 1993 consolidated financial statements. Such reclassifications had no effect on the results of operations.

2.   Sprint / Centel Merger

 Effective March 9, 1993, Sprint consummated its merger with Centel, a telecommunications company with local exchange and cellular/wireless communications services operations. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock, or approximately 119 million shares. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges of $259 million, which reduced 1993 income from continuing operations by $172 million ($0.50 per share).

 The merger has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the results of operations, financial position and cash flows of Centel. In addition, the accompanying consolidated financial statements reflect the elimination of significant, recurring intercompany transactions and certain adjustments to conform the accounting policies of the two companies.

 Operating results of the separate companies for periods prior to the merger are as follows (in millions):

                                               1992        1991

Net operating revenues
 Sprint                                   $  9,230.4   $ 8,779.7
 Centel                                      1,191.4     1,180.5
 Eliminations and reclassifications             (1.5)      (26.9)

 Total                                    $ 10,420.3   $ 9,933.3

Income from continuing operations
 Sprint                                   $    427.2   $   367.5
 Centel                                         83.8       112.3
 Accounting conformity adjustments             (14.9)       (7.1)

 Total                                         496.1       472.7

Discontinued operations, net                                49.4
Extraordinary losses on early extinguishments
 of debt, net (1992:  Sprint - $6.5 million,
 Centel - $9.5 million; 1991:
 Centel - $1.9 million)                        (16.0)       (1.9)
Cumulative effect of change in
 accounting for income taxes                    22.7

Net income (1992:  Sprint - $457.1 million,
 Centel - $45.7 million;  1991:
 Sprint - $367.5 million,
 Centel - $152.7 million)                 $    502.8   $   520.2



3.   Employee Benefit Plans

Defined Benefit Pension Plan

 Substantially all Sprint employees are covered by a noncontributory defined benefit pension plan. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

 Sprint's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1993, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

 The components of the net pension credits and related weighted average assumptions are as follows (in millions):

                                      1993      1992      1991

Service cost -- benefits earned
 during the period                  $  58.2   $  50.8   $  47.8
Interest cost on projected benefit
 obligation                           103.9      96.1      87.2
Actual return on plan assets         (241.2)    (89.5)   (381.7)
Net amortization and deferral          62.5     (64.7)    231.4

Net pension credit                  $ (16.6)  $  (7.3)  $ (15.3)

Discount rate                           8.0%      8.4%      8.6%
Expected long-term rate of return
 on plan assets                         9.5%      8.5%      8.5%
Anticipated composite rate of
 future increases in compensation       5.5%      6.2%      7.3%

 In addition, Sprint recognized pension curtailment losses of $3 million in 1993 as a result of integration and restructuring actions (see Notes 2 and 9).

 The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows
(in millions):

                                                1993           1992

Actuarial present value of benefit
 obligations
Vested benefit obligation                  $ (1,277.0)    $ (1,043.6)
Accumulated benefit obligation             $ (1,462.7)    $ (1,183.2)

Projected benefit obligation               $ (1,582.9)    $ (1,321.2)
Plan assets at fair value                     2,029.0        1,862.4

Plan assets in excess of the projected
 benefit obligation                             446.1          541.2
Unrecognized net gains                         (197.3)        (215.1)
Unrecognized prior service cost                  88.1           23.0
Unamortized portion of transition asset        (221.9)        (247.3)

Prepaid pension cost                       $    115.0     $    101.8

 The projected benefit obligations as of December 31, 1993 and 1992 were determined using discount rates of 7.5 percent and 8.0 percent, respectively, and anticipated composite rates of future increases in compensation of 4.5 percent and 5.5 percent, respectively.

Defined Contribution Plans

 Sprint sponsors defined contribution employee savings plans covering substantially all employees. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by Sprint based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by Sprint. For these participants, Sprint provides matching contributions in common stock equal to 50 percent of participants' contributions up to 6 percent of their compensation and may, at the discretion of the Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock in comparison to other telecommunications companies. Sprint's matching contributions (including cash contributions under the former Centel savings plans) aggregated $49 million, $40 million and $36 million in 1993, 1992 and 1991, respectively.

Postretirement Benefits

 Sprint sponsors postretirement benefits (principally health care benefits) arrangements covering substantially all employees. Employees who retired before specified dates are eligible for these benefits at no cost or a reduced cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. Sprint funds the accrued costs as benefits are paid.

 The components of the 1993 net postretirement benefits cost are as follows (in millions):


Service cost -- benefits earned during the period      $ 22.1
Interest on accumulated benefit obligation               56.5

Net postretirement benefits cost                       $ 78.6

 For measurement purposes, an annual health care cost trend rate of 13 percent was assumed for 1993, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent increase in the assumed trend rates would have increased the 1993 net postretirement benefits cost by approximately $14 million. The weighted average discount rate for 1993 was 8.0 percent.

 In addition, the Company recognized postretirement benefits curtailment losses of $11 million in 1993 as a result of integration and restructuring actions (see Notes 2 and 9).

 The cost of providing postretirement benefits was $28 million in 1992 and $29 million in 1991.

 The amount recognized in the consolidated balance sheet as of December 31, 1993 is as follows (in millions):


Accumulated postretirement benefits obligation
Retirees                                               $ 322.8
Active plan participants -- fully eligible               158.0
Active plan participants -- other                        254.4
                                                         735.2
Unrecognized prior service benefit                         6.8
Unrecognized net gains                                    38.9

Accrued postretirement benefits cost                   $ 780.9

 The accumulated benefits obligation as of December 31, 1993 was determined using a discount rate of 7.5 percent. An annual health care trend rate of 12 percent was assumed for 1994, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent annual increase in the assumed health care cost trend rates would have increased the accumulated benefits obligation as of December 31, 1993 by approximately $98 million.

4.   Income Taxes

 The components of the income tax provisions allocated to continuing operations are as follows (in millions):

                                      1993      1992      1991

Current income tax provision
 Federal                           $ 275.6   $ 242.1   $ 232.9
 State                                54.2      37.2      44.7
 Amortization of deferred
  investment tax credits             (24.7)    (31.3)    (34.6)
                                     305.1     248.0     243.0
Deferred income tax provision
 (benefit)
 Federal                              16.4       9.5      (6.4)
 State                               (26.2)     24.8       6.3
                                      (9.8)     34.3      (0.1)

Total income tax provision         $ 295.3   $ 282.3   $ 242.9

 On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Accordingly, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate. The resulting adjustment related to Sprint's nonregulated subsidiaries increased the 1993 deferred income tax provision by $13 million ($0.04 per share). Adjustments to the net deferred income tax liabilities associated with the rate-regulated telephone companies were generally recorded as reductions to regulatory liabilities and, accordingly, had no immediate effect on Sprint's net income.

 The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991 are as follows (in millions):

                                      1993      1992      1991

Income tax provision at the
 statutory rate                    $  271.6   $ 264.7   $ 243.3
Less investment tax credits
 included in income                    24.7      31.3      34.6
Expected federal income tax
 provision after investment tax
 credits                              246.9     233.4     208.7

Effect of
State income taxes, net of federal
 income tax effect                     18.2      40.9      33.7
Differences required to be flowed
 through by regulatory commissions      6.0       5.6       5.7
Reversal of rate differentials        (13.0)    (16.3)    (23.7)
Amortization of intangibles             8.8       8.6       8.3
Merger related costs                   18.0
Other, net                             10.4      10.1      10.2

Income tax provision, including
 investment tax credits            $  295.3   $ 282.3   $ 242.9

Effective income tax rate              38%       36%       34%



 The income tax provisions (benefits) allocated to other items are as follows (in millions):

                                        1993      1992      1991

Discontinued operations                $ (6.6)             $ 15.3
Extraordinary losses on early
 extinguishments of debt                (20.3)   $ (9.1)     (1.2)
Cumulative effect of changes in
 accounting principles
  Postretirement benefits              (216.7)
  Postemployment benefits                (6.7)
  Circuit activity costs                (21.5)
Unrealized holding gains on
 investments in common stocks
 (recorded directly to
 shareholders' equity)                   36.5
Stock ownership, purchase and
 options arrangements (recorded
 directly to shareholders' equity)      (10.6)     (6.0)     (2.7)


 Effective with the adoption of SFAS No. 109 in 1992, deferred income taxes are provided for the temporary differences between the carrying amounts of Sprint's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1993 and 1992, along with the income tax effect of each, are as follows (in millions):

                        1993 Deferred          1992 Deferred
                         Income Tax             Income Tax
                     Assets    Liabilities    Assets    Liabilities

Property, plant and
 equipment                     $ 1,564.0                $ 1,522.6
Postretirement and
 other benefits     $ 281.1                   $ 25.6
Alternative minimum
 tax credit
 carryforwards        259.7                    311.6
Operating loss
 carryforwards         64.7                     70.2
Integration and
 restructuring
 costs                 35.0
Other, net                           9.9        10.2

Subtotal              640.5      1,573.9       417.6      1,522.6
Less valuation
 allowance             24.5                     30.2

Total               $ 616.0    $ 1,573.9     $ 387.4    $ 1,522.6

 During 1993 and 1992, the valuation allowance related to deferred income tax assets decreased $6 million and $5 million, respectively.

 During 1991, in accordance with APB No. 11, deferred income tax provisions resulted from the differences in the timing of recognizing certain revenues and expenses for financial statement and income tax purposes. The sources of the differences, along with the income tax effect of each, are as follows (in millions):


Property, plant and equipment                          $ 86.5
Allowance for doubtful accounts                           8.9
Deferred revenue                                         (2.9)
Expense accruals                                         (9.0)
Exchangeable debentures                                   7.0
Alternative minimum tax credit carryforwards            (90.8)
Investment tax credit carryforwards                       5.9
Special partnership allocations                          25.3
Sale of telephone properties                            (32.2)
Other, net                                                1.2

Total                                                  $ (0.1)

  As of December 31, 1993, Sprint has available, for income tax purposes, $260 million of alternative minimum tax credit carryforwards to offset regular income tax payable in future years, and tax benefits of $65 million associated with state operating loss carryforwards. The loss carryforwards expire in varying amounts annually from 1994 through 2008.

5.   Debt

  Long-term debt, as of December 31, is as follows (in millions):

                                 Maturing      1993      1992
Corporate
 Senior notes
    9.75%                        1993                  $ 100.0
    8.60% to 9.71%               1994        $ 225.0     225.0
    9.45%                        1995           50.0      50.0
    10.45%                       1996          200.0     200.0
    9.88%                        1997          120.0     160.0
    9.19% to 9.60%               1998           43.0      43.0
    8.13% to 9.80%               2000 to 2003  632.3     632.3
 Debentures
    9.25%                        2022          200.0     200.0
 Subordinated debentures
    8.00%                        2006                    204.8
 Notes payable and commercial
  paper, classified as
  long-term debt                 1996          634.4
 Other
    11.88%                       1999            4.5       5.6
Long Distance Communications
 Services
 Vendor financing agreements
    6.99% to 10.18%              1994 to 2001   423.4    538.5
 Note payable to GTE
    5.30%                        1993                     72.8
Local Communications Services
 First mortgage bonds
    4.63% to 9.00%               1994 to 1998   167.4    260.3
    2.00% to 9.37%               1999 to 2003   541.1    487.1
    4.00% to 8.75%               2004 to 2008   353.0    344.3
    6.88% to 9.79%               2009 to 2013    80.0     32.6
    8.77% to 8.78%               2014 to 2018    80.5    216.3
    7.13% to 9.89%               2019 to 2023   343.1    268.9
 Debentures and notes
    4.50% to 9.61%               1994 to 2017   424.4    340.1
 Notes payable and commercial
  paper, classified as
  long-term debt                 1996           121.4
 Other
    2.00% to 19.45%              1994 to 2017    17.3     20.7
Other
 Senior notes
    9.88% to 11.70%              1998 to 2000   277.1    281.0
 Debentures
    9.00%                        2019           150.0    229.2
 Other
    8.59% to 13.00%              1995 to 1998     6.5    167.9

Subtotal                                      5,094.4   5,080.4
Less current maturities                         523.4     386.6
Long-term debt                               $4,571.0  $4,693.8

  Long-term debt maturities during each of the next five years are as follows (in millions):

                                                         Amount

1994                                                  $  523.4
1995                                                     216.8
1996                                                   1,104.2
1997                                                     100.7
1998                                                     385.3

  Property, plant and equipment with an aggregate cost of approximately $10.36 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

  Notes payable and commercial paper outstanding and related weighted average interest rates, as of December 31, are as
follows (in millions):
                                                1993      1992

Bank notes, 3.55% weighted average interest
 rate                                          $ 397.5   $  206.3
Master Trust notes, 3.71% weighted average
 interest rate                                   250.0       80.0
Commercial paper, 3.29% weighted average
 interest rate                                   108.3       76.0

Total notes payable and commercial paper       $ 755.8   $  362.3

  Notes payable and commercial paper outstanding as of December 31, 1993 are classified as long-term debt due to Sprint's intent to refinance such borrowings on a long-term basis and due to its demonstrated ability to do so pursuant to the $1.1 billion revolving credit agreement described below. Such borrowings as of December 31, 1992 were classified as short-term borrowings.

  The bank notes are renewable at various dates throughout the year. Sprint pays a fee to certain commercial banks to support current and future credit requirements based upon loan commitments. Lines of credit may be withdrawn by the banks if there is a material adverse change in Sprint's financial condition.

  Sprint has a Master Trust Note Agreement with the trust division of a bank to borrow funds on demand. Interest on such borrowings is at a rate that yields interest equivalent to the most favorable discount rate paid on 180-day commercial paper.

  As of December 31, 1993, Sprint had a total of $1.31 billion of credit arrangements, consisting of various bank commitments and a $1.1 billion revolving credit agreement with a syndicate of domestic and international banks. At that date, Sprint had availability totaling $803 million under such arrangements. The revolving credit agreement expires in July 1996 and, subject to the approval of the lenders, may be extended for up to an additional two years.

  During 1993 and 1992, Sprint redeemed or called for redemption prior to scheduled maturities $1.34 billion and $720 million, respectively, of first mortgage bonds, senior notes and debentures. Excluding amounts deferred by the rate-regulated telephone companies as required by certain regulatory commissions, the prepayment penalties incurred in connection with early extinguishments of debt and the write-off of related debt issuance costs aggregated $29 million in 1993 and $16 million in 1992, net of related income tax benefits, and are reflected as extraordinary losses in the consolidated statements of income.
In 1991, extraordinary losses of $2 million, net of related income tax benefits, were recorded related to the early extinguishment and defeasance of debt.

6.   Redeemable Preferred Stock

  Sprint has 20 million authorized shares and subsidiaries have approximately 6 million authorized shares of preferred stock, including non-redeemable preferred stock. The redeemable preferred stock outstanding, as of December 31, is as follows (in millions):

                                                1993      1992

Third series -- stated value $100 per share,
 shares - 208,000 in 1993 and 220,000 in
 1992, non-participating, non-voting,
 cumulative 7.75% annual dividend rate         $ 20.8    $ 22.0
Fifth series -- stated value $100,000 per
 share, shares - 95 in 1993 and 1992, voting,
 cumulative 6% annual dividend rate               9.5       9.5
Subsidiaries -- stated value ranging from $10
 to $100 per share, shares - 380,055 in 1993
 and 395,765 in 1992, annual dividend rates
 ranging from 4.7% to 5.4%                        8.3       8.7

Total redeemable preferred stock               $ 38.6    $ 40.2

  Sprint's third series preferred stock is redeemed through a sinking fund at the rate of 12,000 shares, or $1.2 million per year, until 2008, at which time all remaining shares are to be redeemed. Sprint may redeem additional third series preferred shares at $102.55 per share during 1994, and at declining amounts in succeeding years. In the event of default, the holders of Sprint's third series redeemable preferred stock are entitled to elect a certain number of directors until all arrears in dividend and sinking fund payments have been paid.

  Sprint's fifth series preferred stock must be redeemed in full in 2003. If less than full dividends have been paid for four consecutive dividend periods or if the total amount of dividends in arrears exceeds an amount equal to the dividend payment for six dividend periods, the holders of the fifth series preferred stock are entitled to elect a majority of directors standing for election until all arrears in dividend payments have been paid.

7.   Common Stock

  Common stock activity during 1993 and shares reserved for future grants under stock option plans or future issuances under various arrangements are as follows (in millions):

                                           Number of Shares
                                         1993       Reserved as of
                                       Activity    December 31, 1993



Employees Stock Purchase Plan              0.1          3.3
Employee savings plans                     1.4          5.0
Automatic Dividend Reinvestment Plan       0.4          1.3
Officer and key employees' and
 Directors' stock options                  2.2         12.2
Conversion of preferred stock and
 other                                     0.4          2.1
Total                                      4.5         23.9

  As of December 31, 1993, elections to purchase 2.6 million of Sprint's common shares were outstanding under the 1992 offering of the Employees Stock Purchase Plan. The purchase price under the offering cannot exceed $19.66 per share, such price representing 85 percent of the average market price on the offering date, or fall below $12.00 per share. The 1992 offering terminates on June 30, 1994.

  Under various stock option plans, shares of common stock are reserved for issuance to officers, other key employees and outside directors. All options are granted at 100 percent of the market price at date of grant. Approximately 6 percent of all options outstanding as of December 31, 1993 provide for the granting of stock appreciation rights as an alternate method of settlement upon exercise. The stock appreciation rights feature allows the optionee to elect to receive any gain in the stock price on the underlying option directly from Sprint, either in stock or in cash or a combination of the two, in lieu of exercising the option by payment of the purchase price. A summary of stock option activity under the plans is as follows (in millions, except per share data):


                                            Per Share
                                 Number     Exercise      Aggregate
                                   of         Price       Exercise
                                 Shares    Low    High     Amount


Shares under option as of
 January 1, 1993   (5.5
 million shares exercisable)        7.5     $ 9.44  $ 39.31  $ 170.2

Granted                             1.6      27.50    38.44     50.3
Exercised
 Options without stock
  appreciation rights              (2.1)      9.44    33.75    (41.0)
 Options with stock
  appreciation rights              (0.3)     11.09    29.68     (5.5)
Terminated and expired             (0.1)     18.16    33.75     (3.2)

Shares under option as of
 December 31, 1993 (4.5
 million shares exercisable)        6.6     $ 9.44  $ 39.31  $ 170.8

  During 1990, the Savings Plan Trust, an employee savings plan, acquired shares of common stock from Sprint in exchange for a $75 million promissory note payable to Sprint. The note bears an interest rate of 9 percent and is to be repaid from the common stock dividends received by the plan and the contributions made to the plan by Sprint in accordance with plan provisions. The remaining balance of the note receivable of $60 million as of December 31, 1993 is reflected as a reduction to other shareholders' equity.

  Under a Shareholder Rights plan, one-half of a Preferred Stock Purchase Right is attached to each share of common stock. Each Right, which is exercisable and detachable only upon the occurrence of certain takeover events, entitles shareholders to buy units consisting of one one-hundredth of a newly issued share of Preferred Stock-Fourth Series, Junior Participating at a price of $235 per unit or, in certain circumstances, common stock. Under certain circumstances, Rights beneficially owned by an acquiring person become null and void. Sprint's Preferred Stock-Fourth Series is without par value. It is voting, cumulative and accrues dividends equal generally to the greater of $10 per share or one hundred times the aggregate per share amount of all common stock dividends. No shares of Preferred Stock-Fourth Series were issued or outstanding at December 31, 1993. The Rights may be redeemed by Sprint at a price of one cent per Right and will expire on September 8, 1999.

  During 1993, 1992 and 1991, Sprint declared and paid annual dividends on common stock of $1.00 per share, and Centel declared pre-merger common stock dividends of $0.15, $0.90 and $0.89 per share, respectively. The most restrictive covenant applicable to dividends on common stock results from the $1.1 billion revolving credit agreement. Among other restrictions, this agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $1.45 billion of Sprint's $2.18 billion consolidated retained earnings were effectively restricted from the payment of dividends as of December 31, 1993. The indentures and financing agreements of certain of Sprint's subsidiaries contain various provisions restricting the payment of cash dividends on subsidiary common stock held by Sprint. In connection with these restrictions, $749 million of the related subsidiaries' $1.79 billion total retained earnings is restricted as of December 31, 1993. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

8.   Commitments and Contingencies

Litigation, Claims and Assessments

  During 1993, an agreement for settlement was reached related to a class action complaint filed in January 1992 against Sprint and certain of its officers and directors, amending a complaint originally filed in 1990. The plaintiffs in the class action alleged violations of various federal securities laws and related state laws and, among other relief, sought unspecified compensatory damages. The settlement, which is subject to approval by the court, totaled $29 million, of which approximately 60 percent will be recovered from Sprint's insurance carriers. The net settlement did not have a significant effect on Sprint's 1993 results of operations.

  Following announcement of Sprint's merger with Centel, class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits have been dismissed, while the federal suits have been consolidated into a single action and seek damages for alleged violations of securities laws. These and various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Accounts Receivable Sold with Recourse

  Under an agreement available through January 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. On a quarterly basis, subject to the approval of the investors, Sprint may extend the agreement for an additional ninety days. During 1992, proceeds of $300 million were received under the arrangement. Receivables sold that remained uncollected as of December 31, 1993 and 1992 aggregated $600 million.

Operating Leases

  Minimum rental commitments as of December 31, 1993 for all non-cancelable operating leases, consisting principally of leases for data processing equipment and real estate, are as follows (in millions):

                                                         Amount

1994                                                   $ 304.1
1995                                                     251.4
1996                                                     171.1
1997                                                     100.6
1998                                                      83.8
Thereafter                                               243.6

  Gross rental expense aggregated $387 million, $385 million and $397 million in 1993, 1992 and 1991, respectively. The amount of rental commitments applicable to subleases, contingent rentals and executory costs is not significant.


9.  Additional Financial Information

Segment Information

  See "Business Segment Information."

Realignment and Restructuring Charge

  During 1993, Sprint initiated a realignment and restructuring of its long distance communications services division, including the elimination of approximately 1,000 positions and the closure of two facilities. These actions are expected to improve market focus, lower costs and streamline operations within the division, and resulted in a nonrecurring charge of $34 million, which reduced income from continuing operations by $21 million ($0.06 per share).

Divestiture of Telephone and Cellular Properties

  During 1992, the sale of Centel's local telephone operations in Ohio was completed, pursuant to a definitive agreement reached in November 1991. Proceeds from the sale aggregated $129 million, including $114 million of cash and $15 million of assumed debt; a gain of $44 million ($0.13 per share), net of related income taxes, was realized on the sale.

  During 1991, the sales of Centel's local telephone operations in Minnesota and Iowa were completed, pursuant to a definitive agreement reached in November 1990. Proceeds from the sales included $116 million in cash, 2,885,000 shares of Rochester Telephone Corporation common stock with a value of $84 million and ownership rights in various cellular franchises with a value of $28 million. Gains of $64 million ($0.19 per share), net of related income taxes, were realized on the sales. Also during 1991, 50 percent of Centel's interest in a cellular limited partnership was divested. Cash proceeds of $36 million were received, and a gain of $14 million ($0.04 per share), net of related income taxes, was realized on this divestiture.

Discontinued Operations

  During 1991, pursuant to a definitive agreement reached in December 1990, the sale of Centel's electric operations was completed for $320 million in cash and $26 million of assumed liabilities. A gain of $37 million, net of related income taxes, was realized on the sale. Revenues related to discontinued operations were $178 million in 1991.

Financial Instruments

  The carrying amounts and estimated fair values of Sprint's long-term debt, as of December 31, are as follows (in millions):

                                 1993                  1992
                                     Estimated             Estimated
                           Carrying    Fair     Carrying     Fair
                            Amount     Value     Amount      Value


Long-term debt
 Corporate               $ 2,109.2  $ 2,377.2  $ 1,820.7  $ 1,957.3
 Long distance
  communications services    423.4      447.8      611.3      656.7
 Local communications
  services                 2,128.2    2,342.5    1,970.3    2,032.3
 Other                       433.6      534.6      678.1      705.4


  The fair values of Sprint's long-term debt are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues. The carrying values of Sprint's other financial instruments (principally cash equivalents, temporary investments, short-term borrowings, interest rate swap/cap agreements and foreign currency contracts) approximate fair value as of December 31, 1993 and 1992.

Supplemental Cash Flows Information

                                      1993       1992      1991

Cash paid for (in millions)
 Interest                          $ 453.6    $ 507.5   $ 568.7
 Income taxes                      $ 292.4    $ 269.0   $ 244.8

  During 1993, 1992 and 1991, Sprint contributed previously unissued shares of its common stock with market values of $39 million, $28 million and $25 million, respectively, to the employee savings plans.


                       SPRINT CORPORATION
    SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Year Ended December 31, 1993
                          (In Millions)

                  Balance                                        Balance
                  beginning   Additions                Other     end of
                   of year     at cost   Retirements  changes     year

LONG DISTANCE
 COMMUNICATIONS
 SERVICES
Digital fiber-
 optic network  $ 3,976.9     $ 367.0     $ 153.0    (101.5)<1>  $ 4,089.4
Data
 communications
 equipment          301.9        54.5        11.4     (64.8)<2>      280.2
Administrative
 assets             864.5        81.1        30.8     (31.2)<2>      883.6

Construction-in-
 progress           212.6        26.8                   0.1          239.5
Subtotal          5,355.9       529.4       195.2    (197.4)       5,492.7

LOCAL
 COMMUNICATIONS
 SERVICES
Land and
 buildings          636.5        29.7         6.2                    660.0
Other general
 support assets     624.7        75.1        58.2      (0.7)         640.9
Cable and wire
 facility
 assets           5,150.8       324.9        71.5                  5,404.2
Central office
 assets           3,855.7       387.8       163.6       3.3        4,083.2
Information
 origination/
 termination
 assets             333.6        51.1        49.1      (0.2)         335.4
Telephone plant
 under
 construction       130.9       (23.3)                 (4.9)         102.7
Subtotal         10,732.2       845.3       348.6      (2.5)      11,226.4

CELLULAR AND
 WIRELESS
 COMMUNICATIONS
 SERVICES           409.9       164.9         3.3      (1.9)         569.6

PRODUCT
 DISTRIBUTION,
 DIRECTORY
 PUBLISHING AND
 OTHER              405.2        55.1        24.8      (1.8)         433.7

               $ 16,903.2   $ 1,594.7     $ 571.9  $ (203.6)    $ 17,722.4



Depreciation is computed on a straight-line basis. The weighted average annual composite depreciation rate for the rate-regulated local division, excluding special short-term amortizations and nonrecurring charges, was 6.7 percent in 1993.

<1>Adjustment primarily represents reductions to plant due to a change in the method of accounting for certain costs related to connecting new customers to the network. See Note 1 of "Notes to Consolidated Financial Statements" for additional information.

<2>Adjustments primarily represent the contribution of plant to a joint venture.


                      SPRINT CORPORATION
    SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Year Ended December 31, 1992
                          (In Millions)

                  Balance                                        Balance
                  beginning   Additions                Other     end of
                   of year     at cost   Retirements  changes     year

LONG DISTANCE
 COMMUNICATIONS
 SERVICES
Digital fiber-
 optic network   $ 3,899.1    $ 356.8     $ 230.2   $ (48.8)<1><2> $ 3,976.9
Data
 communications
 equipment           243.9       51.2         3.7      10.5 <2>        301.9
Administrative
 assets              932.0       76.6        76.5     (67.6)<2>        864.5
Construction-in
 -progress           227.7      (16.5)                   1.4           212.6
Subtotal           5,302.7      468.1        310.4    (104.5)        5,355.9

LOCAL
 COMMUNICATIONS
 SERVICES
Land and
 buildings           598.7       53.5         15.3      (0.4)          636.5
Other general
 support assets      593.8       81.6         51.5       0.8           624.7
Cable and wire
 facility
 assets            4,959.2      292.9        101.2      (0.1)        5,150.8
Central office
 assets            3,688.3      377.2        210.4       0.6         3,855.7
Information
 origination/
 termination
 assets              527.4       42.4        237.0       0.8           333.6
Telephone plant
 under
 construction        140.2       (8.2)                  (1.1)          130.9
Subtotal          10,507.6      839.4         615.4<3>   0.6        10,732.2

CELLULAR AND
 WIRELESS
 COMMUNICATIONS
 SERVICES            298.4      123.8           8.2     (4.1)          409.9

PRODUCT
 DISTRIBUTION,
 DIRECTORY
 PUBLISHING AND
 OTHER               398.8       34.9          29.3      0.8           405.2

                $ 16,507.5  $ 1,466.2       $ 963.3 $ (107.2)     $ 16,903.2

Depreciation is computed on a straight-line basis. The weighted average annual composite depreciation rate for the rate-regulated local division, excluding special short-term amortizations and nonrecurring charges, was 6.6 percent in 1992.

 <1>Adjustment represents an adjustment pursuant to Accounting
    Principles Board Opinion No. 16 related to the acquisition of the remaining 19.9% of the Limited Partnership, partially offset by reclassifications of plant among categories.

 <2>Adjustments represent the reclassification of plant among categories.

 <3>Retirements include approximately $95 million related to the divestiture of Centel's local telephone operations in Ohio.


                      SPRINT CORPORATION
    SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Year Ended December 31, 1991
                          (In Millions)

                  Balance                                        Balance
                  beginning   Additions                Other     end of
                   of year     at cost   Retirements  changes     year

LONG DISTANCE
 COMMUNICATIONS
 SERVICES
Digital fiber-
 optic network   $ 3,619.1     $ 451.6     $ 137.5   $(34.1)<1>  $ 3,899.1
Data
 communications
 equipment           178.4        54.0         3.3     14.8 <2>      243.9
Administrative
 assets              835.1       136.8        39.2     (0.7)         932.0
Construction-in
 -progress           289.9       (62.2)                              227.7
Subtotal           4,922.5       580.2       180.0    (20.0)       5,302.7

LOCAL
 COMMUNICATIONS
 SERVICES
Land and
 buildings           585.9        27.0        15.0      0.8          598.7
Other general
 support assets      564.8        75.7        49.4      2.7          593.8
Cable and wire
 facility
 assets            4,801.0       308.1       149.8     (0.1)       4,959.2
Central office
 assets            3,580.2       348.3       238.5     (1.7)       3,688.3
Information
 origination/
 termination
 assets              708.7        33.1       215.0      0.6          527.4
Telephone plant
 under
 construction        131.4        10.2         0.1     (1.3)         140.2
Subtotal          10,372.0       802.4       667.8<3>   1.0       10,507.6

CELLULAR AND
 WIRELESS
 COMMUNICATIONS
 SERVICES            222.5        91.8        14.5     (1.4)         298.4

PRODUCT
 DISTRIBUTION,
 DIRECTORY
 PUBLISHING AND
 OTHER               363.9        48.8        13.8     (0.1)         398.8

                $ 15,880.9   $ 1,523.2     $ 876.1  $ (20.5)    $ 16,507.5


Depreciation is computed on a straight-line basis. The weighted average annual composite depreciation rate for the rate-regulated local division, excluding special short-term amortizations and nonrecurring charges, was 6.3 percent in 1991.

<1>Adjustment primarily represents the reclassification of plant between categories and to inventories.

<2>Adjustment represents the reclassification of plant between categories.

<3>Retirements include approximately $213 million related to the divestiture of Centel's local telephone operations in Minnesota and Iowa.


                       SPRINT CORPORATION
      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION
                  Year Ended December 31, 1993
                          (In Millions)

                   Balance    Additions                         Balance
                  beginning   charged to                Other    end of
                  of year      income    Retirements   Changes    year

LONG DISTANCE
 COMMUNICATIONS
 SERVICES
Digital fiber-
 optic network    $1,258.4      $357.4      $105.4     $(62.6)<3>  $1,447.8
Data
 communications
 equipment           169.5        37.7         9.2      (18.4)<4>     179.6
Administrative
 assets              507.2       122.7        30.7      (13.3)<4>     585.9
Subtotal           1,935.1       517.8       145.3      (94.3)      2,213.3

LOCAL
 COMMUNICATIONS
 SERVICES
Buildings            180.1        22.0         6.2       (2.5)        193.4
Other general
 support assets      318.0        67.5        58.0        4.6         332.1
Cable and wire
 facility
 assets            2,172.8       301.1        71.5      (12.2)      2,390.2
Central office
 assets            1,572.9       307.6       165.1        6.5       1,721.9
Information
 origination/
 termination
 assets              251.0        28.8        49.1        5.2         235.9
Subtotal           4,494.8       727.0       349.9        1.6       4,873.5

CELLULAR AND
 WIRELESS
 COMMUNICATIONS
 SERVICES             85.9        55.5         2.0       (1.5)        137.9

PRODUCT
 DISTRIBUTION,
 DIRECTORY
 PUBLISHING AND
 OTHER              167.5        33.3         21.1        3.2         182.9
                 $6,683.3    $1,333.6<1>    $518.3<2>  $(91.0)     $7,407.6

<1>  Reconciliation of additions charged to income to
     amount disclosed in the consolidated statement of
     income:
     Amount charged to income                          $ 1,333.6
     Amortization of intangibles                            25.1
     Depreciation and amortization
      included in consolidated
      statement of income                              $ 1,358.7

<2>  Reconciliation of retirements included
      in Schedule V -- Consolidated Property,
      Plant and Equipment:
        Amount charged to reserve                      $   518.3
        Net book value of long distance and
         cellular/wireless division retirements
         and other                                          53.6
       Total Schedule V retirements                    $   571.9


 <3>Adjustment primarily represents reduction to accumulated depreciation due to a change in the method of accounting for certain costs related to connecting new customers to the network. See Note 1 of "Notes to Consolidated Financial Statements" for additional information.

 <4>Adjustments primarily represent the contribution of plant to a joint venture.


                       SPRINT CORPORATION
      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION
                  Year Ended December 31, 1992
                          (In Millions)

                   Balance    Additions                         Balance
                  beginning   charged to                Other    end of
                  of year      income    Retirements   Changes    year

LONG DISTANCE
 COMMUNICATIONS
 SERVICES
Digital fiber-
 optic network    $1,062.9     $385.6       $190.6      $0.5<3>  $1,258.4
Data
 communications
 equipment           125.5       39.5          3.1       7.6<3>     169.5
Administrative
 assets              453.3      136.9         74.9      (8.1)<3>    507.2
Subtotal           1,641.7      562.0        268.6                1,935.1

LOCAL
 COMMUNICATIONS
 SERVICES
Buildings            171.1       19.9         10.4      (0.5)       180.1
Other general
 support assets      300.9       61.8         49.3       4.6        318.0
Cable and wire
 facility
 assets            1,973.8      289.4         78.6     (11.8)     2,172.8
Central office
 assets            1,429.5      319.7        182.9       6.6      1,572.9
Information
 origination/
 termination
 assets              458.0       26.5        236.7       3.2        251.0
Subtotal           4,333.3      717.3        557.9       2.1      4,494.8

CELLULAR AND
 WIRELESS
 COMMUNICATIONS
 SERVICES             60.6       32.8          2.9      (4.6)        85.9

PRODUCT
 DISTRIBUTION,
 DIRECTORY
 PUBLISHING AND
 OTHER              161.4        30.4         24.3                  167.5
                 $6,197.0    $1,342.5<1>    $853.7<2>  $(2.5)    $6,683.3

<1>Reconciliation of additions charged to income to
   amount disclosed in the consolidated statement of
   income:
     Amount charged to income                          $ 1,342.5
     Amortization of intangibles                            49.0
     Depreciation and amortization included in
     consolidated statement of income                  $ 1,391.5

<2>Reconciliation of retirements included in Schedule V
   -- Consolidated Property, Plant and Equipment:
     Amount charged to reserve                           $ 853.7
     Divestiture of local telephone operations              57.3
     Net book value of long distance and
      cellular/wireless divisions retirements
      and other                                             52.3
     Total Schedule V retirements                        $ 963.3

<3>Adjustments primarily represent reclassifications of plant among categories.


                       SPRINT CORPORATION
      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION
                  Year Ended December 31, 1991
                          (In Millions)

                   Balance    Additions                         Balance
                  beginning   charged to                Other    end of
                  of year      income    Retirements   Changes    year

LONG DISTANCE
 COMMUNICATIONS
 SERVICES
Digital fiber-
 optic network     $810.9      $370.8      $118.8                 $1,062.9
Data
 communications
 equipment           63.4        24.1         1.1      $39.1         125.5
Administrative
 assets             363.6       143.5        22.6      (31.2)<3>     453.3
Subtotal          1,237.9       538.4       142.5        7.9       1,641.7

LOCAL
 COMMUNICATIONS
 SERVICES
Buildings           162.0        18.9         8.5       (1.3)        171.1
Other general
 support assets     270.5        67.5        42.1        5.0         300.9
Cable and wire
 facility
 assets           1,802.5       271.4        89.2      (10.9)      1,973.8
Central office
 assets           1,295.9       320.0       192.1        5.7       1,429.5
Information
 origination/
 termination
 assets             631.1        36.2       213.2        3.9         458.0
Subtotal          4,162.0       714.0       545.1        2.4       4,333.3

CELLULAR AND
 WIRELESS
 COMMUNICATIONS
 SERVICES            42.0        24.7         4.8       (1.3)         60.6


PRODUCT
 DISTRIBUTION,
 DIRECTORY
 PUBLISHING AND
 OTHER              143.8        27.9        12.1        1.8        161.4
                 $5,585.7    $1,305.0<1>   $704.5<2>   $10.8     $6,197.0

<1>Reconciliation of additions charged to income to
   amount disclosed in the consolidated statement of
   income:
     Amount charged to income                          $ 1,305.0
     Amortization of intangibles                            64.5
     Depreciation and amortization included
      in consolidated statement of income              $ 1,369.5

<2>Reconciliation of retirements included in Schedule V
   -- Consolidated Property, Plant and Equipment:
      Amount charged to reserve                        $   704.5
      Divestiture of local telephone operations            122.7
      Net book value of long distance and
       cellular/wireless divisions retirements
       and other                                            48.9
       Total Schedule V retirements                    $   876.1

<3>Adjustments primarily represent reclassifications of plant between categories.


                       SPRINT CORPORATION
 SCHEDULE VIII -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
          Years Ended December 31, 1993, 1992 and 1991
                          (In Millions)

                                    Additions
                      Balance    Charged  Charged             Balance
                     beginning     to    to other   Other     end of
                      of year    income  accounts  deductions  year



1993
   Allowance for
    doubtful accounts  $118.0    $271.5    $2.6   $(270.2)<1>  $121.9
   Valuation allowance
    - deferred income
    tax assets          $30.2      $0.7             $(6.4)      $24.5

1992
   Allowance for
    doubtful accounts  $144.8    $267.6    $2.4   $(296.8)<1>  $118.0
   Valuation allowance
    - deferred income
    tax assets                    $35.4<2>        $  (5.2)      $30.2

1991
   Allowance for
    doubtful accounts  $212.6    $371.2    $2.9   $(441.9)<1>  $144.8


<1> Accounts written off, net of recoveries.

<2> Valuation allowance established upon adoption of SFAS No. 109,
    "Accounting for Income Taxes." See Notes 1 and 4 of "Notes to Consolidated Financial Statements" for additional information.


                       SPRINT CORPORATION
        SCHEDULE IX -- CONSOLIDATED SHORT-TERM BORROWINGS
          Years Ended December 31, 1993, 1992 and 1991
                          (In Millions)

                     1993 <1>              1992              1991 <1>
                 Bank    Commercial    Bank   Commercial  Bank    Commercial
                 Notes      Paper      Notes    Paper     Notes     Paper
                  <2>       <3>        <2>       <3>       <2>       <3>

Balance at end
 of period      $ 647.5   $108.3      $ 286.3   $76.0      $ 185.3   $30.0

Weighted average
 interest rate    3.61%    3.29%        3.92%   4.10%        5.25%   5.31%

Average amount
 outstanding
 during the
 year           $ 456.8    $80.3      $ 398.0   $37.5      $ 401.2   $52.5

Maximum amount
 outstanding
 during the
 year           $ 722.0   $198.0      $ 486.4   $78.5      $ 749.0  $130.2

Weighted average
 interest rate
 during the
 year (computed
 by dividing
 the annual
 interest
 expense by the
 average debt
 outstanding
 during the
 year)            3.70%    3.25%       4.17%    4.10%       6.73%    6.66%


<1>As of December 31, 1993 and 1991, short-term borrowings were classified as long-term debt in the consolidated balance sheets due to Sprint's intent and demonstrated ability to refinance such borrowings on a long-term basis.

<2>Bank notes are generally issued for terms ranging from overnight to 60 days.

<3>Commercial paper is generally issued for periods ranging from overnight to 30 days.



                       SPRINT CORPORATION
            SCHEDULE X -- CONSOLIDATED SUPPLEMENTARY
                  INCOME STATEMENT INFORMATION
          Years Ended December 31, 1993, 1992 and 1991
                          (In Millions)

                                      1993      1992      1991

Maintenance and repairs  <1>        $ 167.2   $ 174.1   $ 162.2

Taxes, other than payroll and
 income taxes:
  Property taxes                    $ 158.6   $ 148.2   $ 157.0
  Gross receipts and other             77.9      76.8      60.7
                                    $ 236.5   $ 225.0   $ 217.7

Advertising expense                 $ 317.2   $ 251.7   $ 192.6


<1>Amount represents maintenance and repairs for the long
   distance division, cellular and wireless division, and product distribution, directory publishing and other.
   For the local division, maintenance and repairs is the primary component of plant operations expense which totaled $1.21 billion, $1.17 billion and $1.16 billion in 1993, 1992 and 1991, respectively.




QUARTERLY
FINANCIAL DATA
(Unaudited)
                   First Quarter    Second Quarter   Third Quarter
                     1993    1992     1993    1992     1993    1992
                        (In Millions, Except Per Share Data)
Net operating
 revenues         $2,718.0 $2,501.0 $2,800.9 $2,568.2 $2,867.6 $2,631.2
Operating
 expenses
  Costs of
   services and
   products        1,381.9  1,272.5  1,408.9  1,307.2  1,435.1  1,350.8
  Selling, general
   and
   administrative    641.8    594.5    675.9    625.0    690.8    609.7
  Depreciation and
   amortization      337.2    334.3    338.0    352.4    338.5    356.8
  Merger,
   integration and
   restructuring
   costs <1>,<2>     248.0                                44.5
  Total operating
   expenses        2,608.9  2,201.3  2,422.8  2,284.6  2,508.9  2,317.3

Operating income     109.1    299.7    378.1    283.6    358.7    313.9

Gain on
 divestiture of
 telephone
 properties <3>                                  81.1
Interest expense    (117.9)  (131.2)  (113.0)  (129.4)  (114.2)  (126.7)
Other income
 (expense), net       (0.7)    (1.8)    (8.1)     6.5    (11.4)     6.4

Income (loss)
 from continuing
 operations
 before income
 taxes                (9.5)   166.7    257.0    241.8    233.1    193.6

Income tax
 provision <4>        (1.8)   (60.4)   (91.9)   (94.2)   (96.4)   (68.3)

Income (loss)
 from continuing
 operations          (11.3)   106.3    165.1    147.6    136.7    125.3

Discontinued
 operations, net     (12.3)
Extraordinary
 losses on early
 extinguishments
 of debt, net         (5.2)             (8.5)            (14.5)    (5.6)
Cumulative effect
 of changes in
 accounting
 principles, net<5> (384.2)    22.7

Net income (loss)   (413.0)   129.0    156.6    147.6    122.2    119.7

Preferred stock
 dividends            (0.6)    (1.0)    (0.9)    (0.9)    (0.6)    (0.9)

Earnings (loss)
 applicable to
 common stock      $(413.6)   $128.0  $155.7   $146.7   $121.6   $118.8

Earnings (loss)
 per common share
 Continuing
  operations        $(0.03)    $0.31   $0.48    $0.44    $0.39    $0.37
 Discontinued
  operations         (0.04)
 Extraordinary
  item               (0.02)            (0.02)            (0.04)   (0.02)
 Cumulative
  effect of
  changes in
  accounting
  principles         (1.12)     0.07
Total               $(1.21)    $0.38   $0.46    $0.44    $0.35    $0.35


QUARTERLY                                           Sprint Corporation
FINANCIAL DATA
(Unaudited)
                    Fourth Quarter        Total Year
                     1993    1992       1993      1992

Net operating
 revenues         $2,981.3  $2,719.9  $11,367.8  $10,420.3
Operating
 expenses
 Costs of
  services and
  products         1,510.2   1,395.0    5,736.1    5,325.5
 Selling, general
  and
  administrative     721.4     660.7    2,729.9    2,489.9
 Depreciation and
  amortization       345.0     348.0    1,358.7    1,391.5
 Merger,
  integration and
  restructuring
  costs <1>,<2>                           292.5
 Total operating
  expenses         2,576.6   2,403.7   10,117.2    9,206.9

Operating income     404.7     316.2    1,250.6    1,213.4

Gain on
 divestiture of
 telephone
 properties <3>                                       81.1
Interest expense    (107.3)   (123.8)    (452.4)    (511.1)

Other income
 (expense), net       (2.1)    (16.1)     (22.3)      (5.0)

Income (loss)
 from continuing
 operations
 before income
 taxes               295.3     176.3      775.9      778.4

Income tax
 provision <4>      (105.2)    (59.4)    (295.3)    (282.3)

Income (loss)
 from continuing
 operations          190.1     116.9      480.6      496.1

Discontinued
 operations, net                          (12.3)
Extraordinary
 losses on early
 extinguishments
 of debt, net        (1.0)     (10.4)     (29.2)     (16.0)
Cumulative effect
 of changes in
 accounting
 principles, net <5>                     (384.2)      22.7


Net income (loss)   189.1     106.5        54.9      502.8

Preferred stock
 dividends           (0.7)     (0.7)       (2.8)      (3.5)

Earnings (loss)
 applicable to
 common stock      $188.4    $105.8       $52.1     $499.3

Earnings (loss)
 per common share
 Continuing
  operations        $0.55    $0.34        $1.39      $1.46
 Discontinued
  operations                              (0.04)
 Extraordinary
  item                       (0.03)       (0.08)     (0.05)
 Cumulative
  effect of
  changes in
  accounting
  principles                              (1.12)      0.07
Total              $0.55     $0.31        $0.15      $1.48

 <1>During 1993, Sprint consummated its merger with Centel.  The transaction costs associated with the merger and the expenses of integrating and restructuring the operations of the two companies resulted in nonrecurring charges in the first and third quarters of 1993. Such charges reduced net income by $165 million ($0.48 per share) and $7 million ($0.02 per share), respectively. See Note 2 of "Notes to Consolidated Financial Statements" for additional information.

 <2>During third quarter 1993, Sprint realigned and restructured its long distance communications services division, resulting in a nonrecurring charge which reduced net income by $21 million ($0.06 per share). See Note 9 of "Notes to Consolidated Financial Statements" for additional information.

 <3>During second quarter 1992, a gain of $44 million ($0.13 per share), net of related income taxes, was recognized related to the sale of certain of Centel's local telephone operations. See Note 9 of "Notes to Consolidated Financial
    Statements" for additional information.

 <4>During third quarter 1993, the Revenue Reconciliation Act of
    1993 was enacted which, among other changes, raised the federal income tax rate to 35 percent from 34 percent. As a result, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate, resulting in a nonrecurring charge which reduced net income by $13 million ($0.04 per share). See Note 4 of "Notes to Consolidated Financial Statements" for additional information.

 <5>Effective January 1, 1993, Sprint changed its method of
    accounting for postretirement and postemployment benefits by adopting SFAS No. 106 and No. 112 and effected another accounting change. Effective January 1, 1992, Sprint changed its method of accounting for income taxes by adopting SFAS No. 109. See Note 1 of "Notes to Consolidated Financial Statements" for additional information.


                        EXHIBIT INDEX

      EXHIBIT
      NUMBER

      (3) Articles of Incorporation and Bylaws:

             (a)  Articles of Incorporation, as amended
             (filed as Exhibit 4 to Sprint Corporation
             Current Report on Form 8-K dated March 9, 1993 and incorporated herein by reference).

             (b) Bylaws, as amended (filed as Exhibit 3(b) to Sprint Corporation Annual Report on Form 10-
             K for the year ended December 31, 1991 and incorporated herein by reference).

      (4) Instruments defining the Rights of Sprint's
          Equity Security Holders:

             (a)  The rights of Sprint's equity security
             holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's
             Articles of Incorporation. See Exhibit 3(a).

             (b)  Rights Agreement dated as of August 8,
             1989, between Sprint Corporation (formerly
             United Telecommunications, Inc.) and United
             Missouri Bank, N.A. (formerly United Missouri
             Bank of Kansas City, N.A.), as Rights Agent
             (filed as Exhibit 2(b) to Sprint Corporation
             Registration Statement on Form 8-A dated
             August 11, 1989 (File No. 1-4721), and
             incorporated herein by reference).

             (c)  Amendment and supplement dated June 4,
             1992 to Rights Agreement dated as of August 8,
             1989 (filed as Exhibit 2(c) to Amendment No. 1 on Form 8 dated June 8, 1992 to Sprint
             Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721), and incorporated herein by reference).

     (10) Material Agreements - Merger Agreement:

             (a) Agreement and Plan of Merger dated as of May 27, 1992, among Sprint Corporation, F W
             Sub Inc. and Centel Corporation (filed as
             Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated May 27, 1992 and incorporated herein by reference).

             (b)  First Amendment dated as of February 19,
             1993, to the Agreement and Plan of Merger, dated as of May 27, 1992, among Sprint
             Corporation, F W Sub Inc. and Centel
             Corporation (filed as Exhibit 2b to Sprint
             Corporation Current Report on Form 8-K dated
             March 9, 1993 and incorporated herein by reference).

     (10) Executive Compensation Plans and
          Arrangements:

             (c) 1978 Stock Option Plan, as amended (filed as Exhibit 19(a) to United Telecommunications,
             Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (d) 1981 Stock Option Plan, as amended (filed as Exhibit 19(b) to United Telecommunications,
             Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (e) 1985 Stock Option Plan, as amended (filed as Exhibit 19(c) to United Telecommunications,
             Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (f)  1990 Stock Option Plan, as amended.

             (g)  1990 Restricted Stock Plan, as amended
             (filed as Exhibit 99 to Sprint Corporation
             Registration Statement No. 33-50421 and
             incorporated herein by reference).

             (h)  Long-Term Stock Incentive Program, as
             amended (filed as Exhibit 19(e) to United
             Telecommunications, Inc. Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (i)  Restated Memorandum Agreements Respecting
             Supplemental Pension Benefits between Sprint
             Corporation (formerly United
             Telecommunications, Inc.) and two of its current and former executive officers (filed as Exhibit 10(i) to Sprint Corporation Annual
             Report on Form 10-K for the year ended
             December 31, 1992 and incorporated herein by reference).

             (j)  Executive Long-Term Incentive Plan.

             (k)  Executive Management Incentive Plan.

             (l)  Long-Term Incentive Compensation Plan
             (filed as Exhibit 10(j) to United
             Telecommunications, Inc. Annual Report on Form
             10-K for the year ended December 31, 1989, and incorporated herein by reference).

             (m)  Short-Term Incentive Compensation Plan
             (filed as Exhibit 10(k) to United
             Telecommunications, Inc. Annual Report on Form
             10-K for the year ended December 31, 1989, and incorporated herein by reference).

             (n)  Retirement Plan for Directors, as amended
             (filed as Exhibit 28d to Registration
             Statement No. 33-28237, and incorporated herein by reference).

             (o)  Key Management Benefit Plan, as amended.

             (p) Executive Deferred Compensation Plan, as amended (filed as Exhibit 19(f) to United
             Telecommunications, Inc. Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (q)  Director's Deferred Fee Plan, as amended
             (filed as Exhibit 19(g) to United
             Telecommunications, Inc. Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (r)  Supplemental Executive Retirement Plan
             (filed as Exhibit 10(q) to Sprint Corporation
             Annual Report on Form 10-K for the year ended
             December 31, 1992, and incorporated herein by reference).

             (s) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(r) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

             (t)  Form of Indemnification Agreements
             between Sprint Corporation (formerly United
             Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint
             Corporation Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

             (u)  Summary of Executive Benefits (filed as
             Exhibit 10(u) to Sprint Corporation Annual
             Report on Form 10-K for the year ended
             December 31, 1991 and incorporated herein by reference).

             (v)  Amended and Restated Centel Management
             Incentive Plan.

             (w)  Amended and Restated Centel Stock Option
             Plan.

             (x) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and three of its executive officers.

             (y)  Amended and Restated Centel Matched
             Deferred Salary Plan.

             (z)  Amended and Restated Centel Directors
             Deferred Compensation Plan.

             (aa) Amended and Restated Centel Director
             Stock Option Plan.

     (11) Computation of Earnings Per Common Share.

     (12) Computation of Ratio of Earnings to Fixed
          Charges.

     (21) Subsidiaries of Registrant.

    (23a) Consent of Ernst & Young.

    (23b) Consent of Arthur Andersen & Co.