Form 10-Q
period 1994-03-31
SPRINT CORP
filed 1994-05-13
CIK 101830

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1994

                               OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to

        Commission file number       1-4721

                       SPRINT CORPORATION
     (Exact name of registrant as specified in its charter)

             KANSAS                               48-0457967
   (State or other jurisdiction of incorporation  (I.R.S. Employer
        or organization)                          Identification No.)

                   P.O. Box 11315, Kansas City, Missouri 64112
                   (Address of principal executive offices)

                         (913) 624-3000
      (Registrant's telephone number, including area code)


 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   March 31, 1994 --344,422,762





                                                          PART 1.
                                                          Item 1.
                       SPRINT CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Millions)


                                             As of         As of
                                          March 31,  December 31,
                                              1994          1993
                                         (Unaudited)

Assets
Current assets
Cash and equivalents                       $ 105.7        $ 76.8
Accounts receivable, net of allowance
for doubtful accounts of $130.0
million ($121.9 million in 1993)           1,299.1       1,230.6
Investment in common stock                   --            130.2
Inventories                                  196.5         182.3
Deferred income taxes                         75.4          81.1
Prepaid expenses                             125.5         120.7
Other                                        157.9         156.2
Total current assets                       1,960.1       1,977.9

Investment in common stock                   139.0         173.1

Property, plant and equipment
Long distance communications services      5,532.1       5,492.7
Local communications services             11,391.5      11,226.4
Cellular and wireless communications
services                                     596.0         569.6
Other                                        440.7         433.7
                                          17,960.3      17,722.4
Less accumulated depreciation              7,664.6       7,407.6
                                          10,295.7      10,314.8

Cellular minority partnership
investments                                  287.0         287.5
Excess of cost over net assets acquired      732.0         736.8
Other assets                                 653.1         658.8

                                        $ 14,066.9    $ 14,148.9



See accompanying notes to consolidated financial statements.

                                                          PART 1.
                                                          Item 1.
                       SPRINT CORPORATION
             CONSOLIDATED BALANCE SHEETS (continued)
                          (In Millions)


                                             As of         As of
                                          March 31,  December 31,
                                              1994          1993
                                         (Unaudited)

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt       $ 396.8       $ 523.4
Accounts payable                             829.1         925.4
Accrued interconnection costs                501.7         487.5
Accrued taxes                                380.4         307.2
Other                                        793.0         825.1
Total current liabilities                  2,901.0       3,068.6

Long-term debt                             4,529.5       4,571.0

Deferred credits and other liabilities
Deferred income taxes and investment tax
credits                                    1,131.2       1,182.9
Postretirement and other benefit
obligations                                  812.8         793.1
Other                                        613.2         576.4
                                           2,557.2       2,552.4

Redeemable preferred stock                    37.4          38.6

Common stock and other shareholders'
equity
Common stock, par value $2.50 per share,
authorized 500.0 million shares, issued
and outstanding 344.4 million (343.4
million in 1993)                             861.1         858.5
Capital in excess of par or stated value     855.7         827.4
Retained earnings                          2,326.9       2,184.2
Other                                         (1.9)         48.2
                                           4,041.8       3,918.3

                                        $ 14,066.9    $ 14,148.9



See accompanying notes to consolidated financial statements.

                                                          PART I.
                                                          Item 1.
                       SPRINT CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
              (In Millions, Except Per Share Data)
                                                 Three Months
                                                    Ended
                                                  March 31,
                                                1994       1993
                                                 (Unaudited)

Net operating revenues                     $ 3,033.2  $ 2,718.0

Operating expenses
Costs of services and products               1,528.4    1,381.9
Selling, general and administrative            724.2      641.8
Depreciation and amortization                  352.3      337.2
Merger, integration and restructuring costs     --        248.0
Total operating expenses                     2,604.9    2,608.9
Operating income                               428.3      109.1

Interest expense                              (101.1)    (117.9)
Other income (expense), net                     29.2       (0.7)
Income (loss) from continuing operations
before income taxes                            356.4       (9.5)

Income tax provision                          (129.0)      (1.8)

Income (loss) from continuing operations       227.4      (11.3)

Discontinued operations, net                    --        (12.3)
Extraordinary losses on early
extinguishments of debt, net                    --         (5.2)
Cumulative effect of changes in accounting
principles, net                                 --       (384.2)

Net income (loss)                              227.4     (413.0)

Preferred stock dividends                       (0.7)      (0.6)


Earnings (loss) applicable to common stock   $ 226.7   $ (413.6)

Earnings (loss) per common share
Continuing operations                         $ 0.65    $ (0.03)
Discontinued operations                         --        (0.04)
Extraordinary item                              --        (0.02)
Cumulative effect of changes in accounting
principles                                      --        (1.12)
Total                                         $ 0.65    $ (1.21)

Weighted average number of common shares       346.7      341.6

Dividends per common share                    $ 0.25     $ 0.25

  See accompanying notes to consolidated financial statements.

                                                          PART I.
                                                          Item 1.
                       SPRINT CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions)
                                              Three Months Ended
                                                   March 31,
                                                 1994       1993
                                                  (Unaudited)

Operating activities
Net income (loss)                             $ 227.4   $ (413.0)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities
Depreciation and amortization                   352.3      337.2
Gain on sale of investment                      (34.7)      --
Discontinued operations                          --         (1.3)
Extraordinary losses on early
extinguishments of debt                          --          7.9
Cumulative effect of changes in accounting
principles                                       --        384.2
Deferred income taxes and investment tax
credits                                         (10.4)     (75.5)
Changes in operating assets and liabilities
Accounts receivable, net                        (68.5)     (38.3)
Inventories and other current assets            (20.9)       0.3
Accounts payable, accrued expenses and other
current liabilities                             (34.2)     159.6
Noncurrent assets and liabilities, net           51.9      134.1
Other, net                                       23.8       26.8
Net cash provided by operating activities       486.7      522.0

Investing activities
Capital expenditures                           (326.9)    (326.0)
Proceeds from sale of investment in common
stock                                           117.7       --
Other, net                                       (9.2)       6.0
Net cash used by investing activities          (218.4)    (320.0)


Financing activities
Proceeds from long-term debt                     69.7       40.0
Retirements of long-term debt                  (238.8)    (237.7)
Net increase (decrease) in notes payable and
commercial paper                                 (0.1)      43.0
Proceeds from common stock issued                16.2       21.9
Proceeds from employees stock purchase
installments                                      3.4        7.0
Dividends paid                                  (86.8)     (88.4)
Other, net                                       (3.0)      (7.4)
Net cash used by financing activities          (239.4)    (221.6)

Increase (decrease) in cash and equivalents      28.9      (19.6)

Cash and equivalents at beginning of period      76.8      128.8

Cash and equivalents at end of period         $ 105.7    $ 109.2

  See accompanying notes to consolidated financial statements.


                                                          PART I.
                                                          Item 1.
                       SPRINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1994 and 1993
                           (Unaudited)

The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1994 and 1993 reflects all adjustments, consisting only of normal recurring and certain nonrecurring accruals (see Note 2), which are, in the opinion of management, necessary to a fair statement of the operations for such interim periods.


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

In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's rate-regulated telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $65 million and $52 million for the three months ended March 31, 1994 and 1993, respectively.

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

Postretirement Benefits

Effective January 1, 1993, Sprint changed or modified its method of accounting for certain postretirement benefits by adopting Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Sprint provides postretirement benefits (principally health care benefits) to certain retirees. SFAS No. 106 requires accrual of the expected cost of providing postretirement benefits to employees and their dependents or beneficiaries during the years employees earn the benefits.

Upon adoption of the new standard, Sprint elected to immediately recognize its previously unrecorded obligation for postretirement benefits already earned by current retirees and employees (the transition obligation), a substantial portion of which related to its rate-regulated telephone companies. Pursuant to SFAS No. 71, regulatory assets associated with the recognition of the transition obligation were recorded in jurisdictions where the regulators have issued orders specific to Sprint permitting recognition of net postretirement benefits costs for ratemaking purposes, and providing for recovery of the transition obligation over a period of no longer than 20 years. Accordingly, in connection with the adoption of SFAS No. 106, Sprint recorded regulatory assets of $87 million. In all other jurisdictions, regulatory assets associated with the recognition of the transition obligation were not recorded due to the uncertainties as to the timing and extent of recovery.

The resulting nonrecurring, noncash charge of $341 million ($1.00 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle.

Postemployment Benefits

Effective January 1, 1993, Sprint adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, Sprint recognized certain previously unrecorded obligations for benefits to be provided to former or inactive employees and their dependents, after employment but before retirement. Such postemployment benefits offered by Sprint include severance, disability and workers compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

The resulting nonrecurring, noncash charge of $11 million ($0.03 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle.

Accounting for Circuit Activity Costs

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1993 have been reclassified to conform to the presentation of amounts in the 1994 consolidated financial statements. Such reclassifications had no effect on the results of operations.

2.  Sprint/Centel Merger

Effective March 9, 1993, Sprint consummated its merger with Centel, creating a diversified telecommunications enterprise with operations in long distance, local exchange and cellular/wireless communications services. The merger was accounted for as a pooling of interests. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges during 1993 aggregating $259 million, of which $248 million was recorded during the 1993 first quarter. Such nonrecurring charges reduced income from continuing operations for the 1993 first quarter by $165 million ($0.48 per share).


3.  Investments in Common Stocks

Investments in common stocks are classified as available for sale and reported at fair value (estimated based on quoted market prices). As of March 31, 1994 and December 31, 1993, the cost of such investments is $119 million and $202 million, respectively, with gross unrealized holding gains of $20 million and $101 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.

During the three months ended March 31, 1994, Sprint sold an investment in common stock, realizing a gain of $35 million, which increased income from continuing operations by $22 million
($0.06 per share).


4.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent and 34 percent for the three months ended March 31, 1994 and 1993, respectively, are as follows (in millions):

                                             Three Months Ended
                                                  March 31,
                                                1994      1993

Income tax provision (benefit) at the
statutory rate                               $ 124.7    $ (3.2)

Effect of:
Investment tax credits included in income       (5.1)     (5.8)
State income taxes, net of federal income
tax effect                                      12.8      (0.5)
Merger related costs                             --       14.0
Other, net                                      (3.4)     (2.7)

Income tax provision, including investment
tax credits                                  $ 129.0    $  1.8

Effective income tax rate                       36%       (19%)


On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Accordingly, upon enactment, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate.


5.  Contingencies

Litigation, Claims and Assessments

In September 1993, a settlement agreement was reached related to a class action complaint filed in January 1992 against Sprint and certain of its officers and directors, amending a complaint originally filed in 1990. The plaintiffs in the class action alleged violations of various federal securities laws and related state laws and, among other relief, sought unspecified compensatory damages. The settlement, which is subject to approval by the court, totaled $29 million, of which approximately 60 percent will be recovered from Sprint's insurance carriers. The net settlement did not have a significant effect on Sprint's 1993 results of operations.

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

Accounts Receivable Sold with Recourse

Under an agreement available through April 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. On a quarterly basis, subject to the approval of the investors, Sprint may extend the agreement for an additional ninety days. Receivables sold that remained uncollected as of March 31, 1994 aggregated $600 million.


6.  Supplemental Cash Flows Information

                                             Three Months Ended
                                                  March 31,
                                                1994      1993

Cash paid for (in millions)

Interest                                     $ 102.2    $ 98.4

Income taxes                                  $ 15.9    $ 13.5



During the three months ended March 31, 1994 and 1993, Sprint contributed previously unissued shares of its common stock with market values of $12 million and $8 million, respectively, to the employee savings plans.


7.  Subsequent Event

In April 1994, Sprint's Board of Directors declared a common stock dividend of $0.25 per share payable on June 30, 1994.
                                                          PART I.
                                                          Item 2.
                          SPRINT CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sprint / Centel Merger

Effective March 9, 1993, Sprint Corporation (Sprint) consummated its merger with Centel Corporation (Centel), creating a diversified telecommunications enterprise with operations in long distance, local exchange and cellular/wireless communications services. The merger was accounted for as a pooling of interests.

The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges during 1993 aggregating $259 million, of which $248 million was recorded during the 1993 first quarter. Such nonrecurring charges reduced income from continuing operations for the 1993 first quarter by $165 million ($0.48 per share).

Liquidity and Capital Resources

Cash flows from operating activities, which are Sprint's primary source of liquidity, were $487 million during the first three months of 1994, compared to $522 million during the first three months of 1993. The decrease in operating cash flows generally reflects increased working capital requirements associated with the growth in the long distance, local and cellular/wireless divisions.

Sprint's investing activities used cash of $218 million and $320 million during the first three months of 1994 and 1993, respectively. Capital expenditures, which represent Sprint's most significant investing activity, were $327 million and $326 million during the first three months of 1994 and 1993, respectively. Long distance capital expenditures were incurred primarily to enhance network capabilities for providing new products and services and to meet increased customer demand. Capital expenditures for the local division were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. Capital expenditures for the cellular and wireless division were made to support the increase in the number of customer lines served. Sprint expects capital expenditures for the year to be approximately $1.8 billion. Investing activities in the first three months of 1994 also include $118 million received in connection with the sale of an investment in common stock.

Financing activities used cash of $239 million in the first three months of 1994 and $222 million in the comparable 1993 period. Long-term debt retirements during the first three months of 1994 include the redemption of $102 million of debt called, prior to scheduled maturity, in 1993.

During 1994, Sprint anticipates funding capital expenditures and dividends with cash flows from operating activities. Sprint continues to expect its external cash requirements for 1994 to be approximately $800 million to $900 million, which is generally required to repay scheduled long-term debt maturities and reduce notes payable and commercial paper outstanding. A portion of such external cash requirements will be generated through issuances of common stock through employee benefit plans and from the sale of the investment in common stock discussed previously. The method of financing the remaining external cash requirements will depend on prevailing market conditions during the year. Sprint may also undertake debt refinancing throughout the remainder of 1994 in order to take advantage of favorable interest rates.

As of March 31, 1994, Sprint had the ability to borrow $811 million under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.2 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of March 31, 1994, Sprint had borrowing capacity of approximately $3.2 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $1.53 billion of Sprint's $2.33 billion consolidated retained earnings were effectively restricted from the payment of dividends as of March 31, 1994.

Results Of Operations

Long Distance Communications Services

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              March 31,            Variance
                            1994      1993     Dollar  Percent

Net operating revenues $ 1,660.4 $ 1,491.3    $ 169.1   11.3%

Operating expenses
Interconnection            748.5     675.0       73.5   10.9%
Operations                 214.8     193.1       21.7   11.2%
Selling, general and
administrative             420.3     368.4       51.9   14.1%
Depreciation and
amortization               133.7     134.1       (0.4)  (0.3)%

Total operating
expenses                 1,517.3   1,370.6      146.7   10.7%

Operating income         $ 143.1   $ 120.7     $ 22.4   18.6%



Net operating revenues for the first quarter of 1994 increased 11 percent over the comparable 1993 period. The increase was generally due to traffic volume growth of 11 percent. Average revenue per minute received from customers was relatively constant. The increases in net operating revenues and traffic volumes reflect continuing growth in the business, international, and residential markets. Growth in the business market was primarily attributable to "800" services, reflecting the enhanced growth opportunities generated by "800" portability, while growth in the international and residential markets reflect ongoing sales and marketing efforts.

Future rates of growth in both net operating revenues and traffic volumes may be influenced by both domestic and international economic conditions and the division's ability to maintain market share and current price levels in the intensely competitive long distance marketplace.

Interconnection costs increased during the first quarter of 1994 relative to the comparable 1993 period. As a percentage of net operating revenues, interconnection costs were consistent between the 1994 and 1993 first quarters, resulting from an increased percentage related to international interconnection costs, offset by a decreased percentage related to domestic interconnection costs. International interconnection costs increased due to increased traffic volumes and changes in the mix of traffic volumes to various countries, partially offset by reductions in rates paid to foreign telephone companies to complete international calls made by the division's domestic customers. Costs of connecting to networks domestically also increased primarily as a result of traffic volume growth, partially offset by reductions in interconnection rates paid to local exchange companies.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the first quarter of 1994 increased $22 million from the comparable 1993 period, primarily due to expanded service offerings and increased salaries and related benefits.

Selling, general and administrative expense for the first quarter of 1994 increased $52 million, generally as a result of intensified sales and marketing efforts. During the first quarter of 1994, marketing efforts were primarily directed at The Most (sm) and The Most WORLDWIDE (sm) calling plans and the recently introduced voice-activated FONCARD (sm) product. These efforts resulted in increased advertising and promotions expense, as well as increased commission expense.

Local Communications Services

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              March 31,            Variance
                            1994      1993     Dollar  Percent

Net operating revenues
Local service            $ 425.6   $ 388.1     $ 37.5    9.7%
Network access             391.0     373.6       17.4    4.7%
Toll service               134.2     124.4        9.8    7.9%
Other                      117.7     105.4       12.3   11.7%

Total net operating
revenues                 1,068.5     991.5       77.0    7.8%

Operating expenses
Plant operations           317.7     303.0       14.7    4.9%
Depreciation and
amortization               187.3     180.1        7.2    4.0%
Other                      307.1     289.3       17.8    6.2%

Total operating
expenses                   812.1     772.4       39.7    5.1%

Operating income         $ 256.4   $ 219.1     $ 37.3   17.0%




The division's net operating revenues for the first quarter of 1994 increased 8 percent over the comparable 1993 period. Growth in local service revenues reflects continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The number of access lines served grew 4.9 percent during the past twelve months. Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of increased traffic volumes, partially offset by periodic reductions in network access rates charged. Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, increased 8 percent. Such increase primarily reflects increased traffic volumes. Other revenues increased 12 percent generally due to higher equipment sales.

Plant operations expense increased $15 million in the first quarter of 1994 over the comparable 1993 period primarily due to increases in the costs of providing services resulting from access line growth. The increase in depreciation and amortization expense for the first quarter of 1994 relative to the comparable 1993 period was generally due to plant additions. Other operating expenses increased $18 million in the first quarter of 1994 over the comparable 1993 period. Among the factors contributing to this increase were higher sales and marketing expenses to promote new products and services; increases in customer service costs and increases in the cost of equipment sales.

Consistent with most local exchange carriers, the division accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. Sprint's management believes the division's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the division no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, noncash charge.

Cellular and Wireless Communications Services

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              March 31,            Variance
                            1994      1993     Dollar  Percent

Net operating revenues   $ 143.3    $ 92.5     $ 50.8    54.9%

Operating expenses
Costs of services and
products                    46.2      32.5       13.7    42.2%
Selling, general and
administrative              62.0      41.3       20.7    50.1%
Depreciation and
amortization                22.7      16.9        5.8    34.3%

Total operating
expenses                   130.9      90.7       40.2    44.3%

Operating income          $ 12.4     $ 1.8     $ 10.6     --




Net operating revenues for the first quarter of 1994 increased 55 percent over the comparable 1993 period, primarily due to a 70 percent growth in customer lines served. The effects of growth in customer lines served was partially offset by a decline in service revenue per customer line, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration.

Costs of services and products declined to 32 percent of net operating revenues in the first quarter of 1994 from 35 percent in the first quarter of 1993, generally reflecting economies of scale gained from serving additional customer lines. Selling, general and administrative (SG&A) costs for the first quarter of 1994 increased $21 million as a result of increased advertising expense as well as increased commissions and customer service expenses due to the growth in customer lines. Despite the increase in the amount of SG&A expense, such expense as a percentage of net operating revenues declined to 43 percent in the first quarter of 1994 from 45 percent in the first quarter of 1993. Depreciation and amortization increased primarily due to the additional investment in property, plant and equipment required to accommodate the growth in customer lines.



Product Distribution and Directory Publishing Businesses

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              March 31,            Variance
                            1994      1993     Dollar  Percent

Net operating revenues   $ 250.8   $ 215.5     $ 35.3    16.4%
Operating expenses         234.4     200.0       34.4    17.2%

Operating income          $ 16.4    $ 15.5      $ 0.9     5.8%



North Supply, Sprint's product distribution subsidiary, had net operating revenues of $183 million for the first quarter 1994, reflecting a 21 percent increase from the comparable 1993 period. The increase primarily reflects increased sales due to additional non-affiliated contracts and increased sales to the local communications services division. Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $68 million and $65 million for the three months ended March 31, 1994 and 1993, respectively. Operating expenses as a percentage of net operating revenues increased slightly in the 1994 first quarter relative to the comparable 1993 period.

Non-Operating Items

Interest expense for the first quarter of 1994 decreased $17 million from the comparable 1993 period, generally related to a decrease in average levels of debt outstanding and lower interest rates.

The components of other income (expense), net are as follows (in millions):

                                             Three Months Ended
                                                  March 31,
                                                1994      1993

Gain on sale of investment in common stock    $ 34.7     $ --
Equity in earnings of cellular minority
partnership investments                          2.6       4.2
Minority interests                              (3.5)     (0.6)
Other                                           (4.6)     (4.3)

Total other income (expense), net             $ 29.2    $ (0.7)



Income Tax Provision

See Note 4 of "Notes to Consolidated Financial Statements" for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

                                                         PART II.
                                                Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended
     March 31, 1994.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended
     March 31, 1994.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended
     March 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 19, 1994, Sprint held its Annual Meeting of Shareholders. In addition to the election of six Class II Directors to serve for a term of three years, the shareholders approved the appointment of Ernst & Young as independent auditors for Sprint, approved amendments to the 1988 Employees Stock Purchase Plan, approved performance goals under certain compensation plans in accordance with the Revenue Reconciliation Act of 1993, and did not approve four shareholder proposals.

     The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                 For                 Withheld

      Ruth M. Davis          277,841,172             3,642,232
      Harold S.Hook          277,938,331             3,545,073
      Ronald T.LeMay         277,515,431             3,967,973
      Frank E. Reed          277,924,595             3,558,809
      Charles E.Rice         277,936,681             3,546,723
      Stewart Turley         277,951,141             3,532,263

     The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young as independent auditors for Sprint for 1994:

          For               274,879,059
          Against             4,745,603
          Abstain             1,858,742

     The following votes were cast with respect to the proposal to approve amendments to the 1988 Employees Stock Purchase Plan increasing the number of shares authorized for issuance and making certain administrative changes to the Plan:

          For               269,989,087
          Against             9,352,734
          Abstain             2,141,583



     The following votes were cast with respect to the proposal to approve performance goals under the Executive Management
     Incentive Plan:


          For               244,338,053
          Against            33,807,833
          Abstain             3,337,518

     The following votes were cast with respect to the proposal to approve performance goals under the Executive Long-Term
     Incentive Plan:

          For               264,019,116
          Against            14,058,416
          Abstain             3,405,872

     The following votes were cast with respect to the proposal to approve an amendment to the Long-Term Stock Incentive Program limiting the grant of stock options or stock appreciation rights to an individual employee during any calendar year to 500,000 shares:

          For               263,761,307
          Against            14,452,401
          Abstain             3,269,696

     The following votes were cast with respect to a shareholder proposal requesting that the Board of Directors of Sprint implement certain procedures concerning the selection of independent auditors:

          For                19,816,696
          Against           225,928,443
          Abstain             6,610,733
          Broker non-votes   29,127,532

     The following votes were cast with respect to a shareholder proposal to limit increases in executive cash compensation to the average percentage pay increase granted to Sprint employees:

          For                23,127,053
          Against           221,671,033
          Abstain             7,557,786
          Broker non-votes   29,127,532

     The following votes were cast with respect to a shareholder proposal requesting that the Board of Directors of Sprint create a Facilities Closure and Relocation of Work
     Committee:

          For                 19,449,898
          Against            221,649,608
          Abstain             11,256,366
          Broker non-votes    29,127,532



     The following votes were cast with respect to a shareholder proposal recommending that the Board of Directors of Sprint adopt and implement a policy of confidential voting at all meetings of its shareholders:

          For               118,328,597
          Against           127,262,692
          Abstain             6,764,583
          Broker non-votes   29,127,532


Item 5.  Other Information

     Sprint's ratios of earnings to fixed charges were 3.73 and
     0.92 for the three months ended March 31, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income (loss) from continuing operations less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the nonrecurring merger, integration and restructuring costs of $248 million recorded during the three months ended March 31, 1993, the ratio of earnings to fixed charges would have been 2.57.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

               (10) Material Agreements - Executive Compensation
                    Plans and Arrangements:

                    (a)    Long-Term Stock Incentive Program, as amended.

                    (b)    Retirement Plan for Directors, as amended.

               (11) Computation of earnings per common share.

               (12) Computation of ratio of earnings to fixed
                    charges.


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
     March 31, 1994.

                            SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   SPRINT CORPORATION
                                      (Registrant)





                                   By   /s/  John P. Meyer
                                        John P. Meyer
                                        Senior Vice President --
                                        Controller
                                        Principal Accounting
                                        Officer


Dated:  May 13, 1994





                          EXHIBIT INDEX


EXHIBIT
NUMBER


(10)   Material Agreements - Executive Compensation Plans and
       Arrangements:

       (a)  Long-Term Incentive Program, as amended.

       (b)  Retirement Plan for Directors, as amended.

(11)   Computation of Earnings Per Share

(12)   Computation of Ratio of Earnings to Fixed Charges