Form 10-Q
period 1994-06-30
SPRINT CORP
filed 1994-08-12
CIK 101830

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1994

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   June 30, 1994 --345,302,162

                                                            PART 1.
                                                            Item 1.
                        SPRINT CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                             As of          As of
                                           June 30,   December 31,
                                              1994           1993
                                        (Unaudited)
Assets
Current assets
Cash and equivalents                       $ 121.4         $ 76.8
Accounts receivable, net of allowance
for doubtful accounts of $136.5
million ($121.9 million in 1993)           1,370.6        1,230.6
Investment in equity securities               --            130.2
Inventories                                  192.1          182.3
Deferred income taxes                         68.1           81.1
Prepaid expenses                             135.0          120.7
Other                                        150.6          156.1
Total current assets                       2,037.8        1,977.8

Investments in equity securities             167.6          173.1

Property, plant and equipment
Long distance communications services      5,631.1        5,492.7
Local communications services             11,619.0       11,226.4
Cellular and wireless communications
services                                     663.3          569.6
Other                                        450.9          433.7
                                          18,364.3       17,722.4
Less accumulated depreciation              7,910.1        7,407.6
                                          10,454.2       10,314.8

Cellular minority partnership
interests                                    290.7          284.9
Excess of cost over net assets acquired      729.9          739.5
Other assets                                 628.2          658.8

                                        $ 14,308.4     $ 14,148.9

See accompanying condensed notes to consolidated financial statements.

                                                            PART 1.
                                                            Item 1.
                        SPRINT CORPORATION
              CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                             As of         As of
                                           June 30,  December 31,
                                              1994          1993
                                        (Unaudited)

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt       $ 301.4       $ 523.4
Accounts payable                             949.4         925.4
Accrued interconnection costs                483.8         487.5
Accrued taxes                                281.1         307.2
Advance billings                             158.7         150.6
Other                                        654.9         674.5
Total current liabilities                  2,829.3       3,068.6

Long-term debt                             4,586.4       4,571.0

Deferred credits and other liabilities
Deferred income taxes and investment tax
credits                                    1,234.4       1,229.9
Postretirement and other benefit
obligations                                  829.2         793.1
Other                                        554.1         529.4
                                           2,617.7       2,552.4

Redeemable preferred stock                    37.4          38.6

Common stock and other shareholders'
equity
Common stock, par value $2.50 per share,
authorized 500.0 million shares, issued
and outstanding 345.3 million (343.4
million in 1993)                             863.3         858.5
Capital in excess of par or stated value     882.4         827.4
Retained earnings                          2,469.0       2,184.2
Other                                         22.9          48.2
                                           4,237.6       3,918.3

                                        $ 14,308.4    $ 14,148.9



See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.
                        SPRINT CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In Millions, Except Per Share Data)

                                 Three Months          Six Months
                                    Ended                Ended
                                   June 30,             June 30,
                               1994       1993       1994       1993

Net operating revenues    $ 3,150.4  $ 2,800.9  $ 6,183.6  $ 5,518.9
Operating expenses
Costs of services and
products                    1,574.4    1,408.9    3,102.8    2,790.8
Selling, general and
administrative                752.8      675.9    1,477.0    1,317.7
Depreciation and amortization 366.4      338.0      718.7      675.2
Merger, integration and
restructuring costs            --         --         --        248.0
Total operating expenses    2,693.6    2,422.8    5,298.5    5,031.7


Operating income              456.8      378.1      885.1      487.2

Interest expense             (100.0)    (113.0)    (201.1)    (230.9)
Other income (expense), net    (9.3)      (8.1)      19.9       (8.8)
Income from continuing
operations before income
taxes                         347.5      257.0      703.9      247.5

Income tax provision         (127.9)     (91.9)    (256.9)     (93.7)


Income from continuing
operations                    219.6      165.1      447.0      153.8

Discontinued operations, net   --         --         --        (12.3)

Extraordinary losses on early
extinguishments of debt, net   --         (8.5)      --        (13.7)
Cumulative effect of changes
in accounting principles,
net                            --         --         --       (384.2)

Net income (loss)             219.6      156.6      447.0     (256.4)


Preferred stock dividends      (0.7)      (0.9)      (1.4)      (1.5)

Earnings (loss) applicable
to common stock             $ 218.9    $ 155.7    $ 445.6   $ (257.9)

Earnings (loss) per common
share
Continuing operations        $ 0.63     $ 0.48     $ 1.28     $ 0.45
Discontinued operations         --         --         --       (0.04)
Extraordinary item              --       (0.02)       --       (0.04)
Cumulative effect of changes
in accounting principles        --         --         --       (1.12)

Total                        $ 0.63     $ 0.46     $ 1.28    $ (0.75)

Weighted average number of
common shares                 347.6      342.1      347.1      341.9

Dividends per common share   $ 0.25     $ 0.25     $ 0.50     $ 0.50

See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.
                        SPRINT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Millions)
                                               Six Months Ended
                                                    June 30,
                                                 1994       1993
Operating activities
Net income (loss)                             $ 447.0   $ (256.4)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities
Depreciation and amortization                   718.7      675.2
Gain on sale of investment in equity
securities                                      (34.7)      --
Discontinued operations                           4.5       (0.8)
Extraordinary losses on early
extinguishments of debt                          --         23.5
Cumulative effect of changes in accounting
principles                                       --        384.2
Deferred income taxes and investment tax
credits                                          44.8      (21.6)
Changes in operating assets and liabilities
Accounts receivable, net                       (140.0)     (51.4)
Inventories and other current assets            (18.6)       8.6
Accounts payable, accrued expenses and other
current liabilities                              (8.5)      53.5
Noncurrent assets and liabilities, net           69.6      151.1
Other, net                                       37.1       38.4
Net cash provided by operating activities     1,119.9    1,004.3

Investing activities
Capital expenditures                           (848.0)    (723.9)
Proceeds from sale of investment in equity
securities                                      117.7       --
Other, net                                      (15.9)      (4.7)
Net cash used by investing activities          (746.2)    (728.6)

Financing activities
Proceeds from long-term debt                    100.2      269.0
Retirements of long-term debt                  (380.3)    (905.1)
Net increase in notes payable and commercial
paper                                            73.5      501.0
Proceeds from common stock issued                28.7       32.1
Proceeds from employees stock purchase
installments                                     10.5       13.6
Dividends paid                                 (172.0)    (174.5)
Other, net                                       10.3      (19.9)
Net cash used by financing activities          (329.1)    (283.8)

Increase (decrease) in cash and equivalents      44.6       (8.1)

Cash and equivalents at beginning of period      76.8      128.8

Cash and equivalents at end of period         $ 121.4    $ 120.7

See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.
                        SPRINT CORPORATION
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information contained in this Form 10-Q for the three- and six-month interim periods ended June 30, 1994 and 1993 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring and certain nonrecurring accruals (see Note 2), to present fairly the consolidated balance sheets, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1994.


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

In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's rate-regulated telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $85 million and $63 million for the three months ended June 30, 1994 and 1993, respectively, and $150 million and $115 million for the six months ended June 30, 1994 and 1993, respectively.

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

Upon adoption of the new standard, Sprint elected to immediately recognize its previously unrecorded obligation for postretirement benefits already earned by current retirees and employees (the transition obligation), a substantial portion of which related to its rate-regulated telephone companies. Pursuant to SFAS No. 71, regulatory assets associated with the recognition of the transition obligation were recorded in certain jurisdictions where the regulators have issued orders specific to Sprint permitting recognition of net postretirement benefits costs for ratemaking purposes, and providing for recovery of the transition obligation over a period of no longer than 20 years. Accordingly, in connection with the adoption of SFAS No. 106, Sprint recorded regulatory assets of $87 million. In all other jurisdictions, regulatory assets associated with the recognition of the transition obligation were not recorded due to the uncertainties as to the timing and extent of recovery.

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


2.  Sprint/Centel Merger

Effective March 9, 1993, Sprint consummated its merger with Centel, creating a diversified telecommunications enterprise with operations in long distance, local exchange and cellular/wireless communications services. The merger was accounted for as a pooling of interests. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges during 1993 aggregating $259 million, of which $248 million was recorded during the six months ended June 30, 1993. Such nonrecurring charges reduced income from continuing operations for the six months ended June 30, 1993 by $165 million ($0.48 per share).


3.  Investments in Equity Securities

Investments in equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). As of June 30, 1994 and December 31, 1993, the cost of such investments was $119 million and $202 million, respectively, with gross unrealized holding gains of $49 million and $101 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.

During the six months ended June 30, 1994, Sprint sold an investment in common stock, realizing a gain of $35 million, which increased income from continuing operations by $22 million ($0.06 per share).


4.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent and 34 percent for the six months ended June 30, 1994 and 1993, respectively, are as follows (in millions):

                                              Six Months Ended
                                                   June 30,
                                                1994      1993

Income tax provision at the statutory rate   $ 246.4    $ 84.2

Effect of:
Investment tax credits included in income      (11.2)    (11.7)
State income taxes, net of federal income
tax effect                                      27.4      11.4
Merger related costs                            --        14.0
Other, net                                      (5.7)     (4.2)

Income tax provision, including investment
tax credits                                  $ 256.9    $ 93.7

Effective income tax rate                        36%       38%

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Accordingly, upon enactment, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate.


5.  Contingencies

Litigation, Claims and Assessments

In September 1993, a settlement agreement was reached related to a class action complaint filed in January 1992 against Sprint and certain of its officers and directors, amending a complaint originally filed in 1990. The plaintiffs in the class action alleged violations of various federal securities laws and related state laws and, among other relief, sought unspecified compensatory damages. The settlement, which totaled $29 million, was approved by the court and paid in 1994. Approximately 60 percent of the settlement was recovered from Sprint's insurance carriers. The net settlement did not have a significant effect on Sprint's 1993 results of operations.

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

Accounts Receivable Sold with Recourse

Under an agreement available through July 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. On a quarterly basis, subject to the approval of the investors, Sprint may extend the agreement for an additional ninety days. Receivables sold that remained uncollected as of June 30, 1994 aggregated $600 million.


6.  Supplemental Cash Flows Information

                                              Six Months Ended
                                                   June 30,
                                                1994      1993

Cash paid for (in millions):

Interest                                     $ 218.1   $ 263.1

Income taxes                                 $ 224.9   $ 170.5



During the six months ended June 30, 1994 and 1993, Sprint contributed previously unissued shares of its common stock with market values of $26 million and $19 million, respectively, to the employee savings plans.


7.  Subsequent Event

In August 1994, Sprint's Board of Directors declared a common stock dividend of $0.25 per share payable on September 30, 1994.
                                                            PART I.
                                                            Item 2.
                          SPRINT CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Strategic Development

On June 14, 1994, Sprint Corporation (Sprint) announced that it had entered into a Memorandum of Understanding (the MOU) with Deutsche Telekom and France Telecom to form a global partnership which will offer telecommunications services to business, consumer and carrier markets worldwide. The MOU provides that Deutsche Telekom and France Telecom together will purchase approximately 42.9 million shares of a new class of Sprint stock at a price of $47.225 per share. Deutsche Telekom and France Telecom will also purchase approximately 42.9 million shares of the new class of Sprint stock at a price of $51.00 per share two years after the initial acquisition. As part of the transaction, Deutsche Telekom and France Telecom will be entitled to representation on Sprint's board, such representation to be based on their actual percentage ownership interest, with a minimum of two directors serving on Sprint's board so long as the two companies own at least 10 percent of the outstanding common stock of Sprint, subject to the approval of the New York Stock Exchange. The formation of the partnership and the acquisition of Sprint stock are subject to conditions, including the negotiation and execution of definitive agreements, approval by Sprint's board of directors and its shareholders, approval by the governing bodies of Deutsche Telekom and France Telecom and government and regulatory approvals.

Sprint / Centel Merger

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), creating a diversified telecommunications enterprise with operations in long distance, local exchange and cellular/wireless communications services. The merger was accounted for as a pooling of interests.

The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which are yielding operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges during 1993 aggregating $259 million, of which $248 million was recorded during the six months ended June 30, 1993. Such nonrecurring charges reduced income from continuing operations for the six months ended June 30, 1993 by $165 million ($0.48 per share).

Liquidity and Capital Resources

Cash flows from operating activities, which are Sprint's primary source of liquidity, were $1.1 billion during the first half of 1994, compared to $1.0 billion during the first half of 1993. The improvement reflects improved operating results in all divisions.

Sprint's investing activities used cash of $746 million and $729 million during the first half of 1994 and 1993, respectively. Capital expenditures, which represent Sprint's most significant investing activity, were $848 million and $724 million during the first half of 1994 and 1993, respectively. Long distance capital expenditures were incurred primarily to enhance network capabilities for providing new products and services and to meet increased customer demand. Capital expenditures for the local division were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. Capital expenditures for the cellular and wireless division were made to support the increase in the number of cellular subscribers. Sprint now expects capital expenditures for the year to be approximately $1.9 billion. Investing activities in the first half of 1994 also include $118 million received in connection with the sale of an investment in equity securities.

Financing activities used cash of $329 million in the first half of 1994 and $284 million in the comparable 1993 period. Long-term debt retirements during the first half of 1994 include the redemption of $102 million of debt called in 1993 prior to its scheduled maturity.

During 1994, Sprint anticipates funding capital expenditures and dividends with cash flows from operating activities. Sprint expects its external cash requirements for the remainder of the year to be approximately $150 million to $250 million, which will generally be used to fund scheduled long-term debt maturities. The method of financing the external cash requirements will depend on prevailing market conditions during the remainder of the year. The estimate of external cash requirements has decreased due to revised expectations related to debt refinancing; however, debt refinancings may still occur if management determines that such refinancings are warranted.

As of June 30, 1994, Sprint had the ability to borrow $876 million under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.3 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of June 30, 1994, Sprint had borrowing capacity of approximately $3.6 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $1.6 billion of Sprint's $2.5 billion consolidated retained earnings were effectively restricted from the payment of dividends as of June 30, 1994.

Results Of Operations

Long Distance Communications Services

                               Selected Operating Results
                                     (In Millions)

                               Three Months
                                  Ended
                                 June 30,            Variance
                              1994      1993     Dollar  Percent

Net operating revenues   $ 1,695.5 $ 1,509.9    $ 185.6    12.3%

Operating expenses
Interconnection              747.2     671.6       75.6    11.3%
Operations                   220.0     205.3       14.7     7.2%
Selling, general and
administrative               433.1     381.7       51.4    13.5%
Depreciation and
amortization                 137.0     130.0        7.0     5.4%

Total operating
expenses                   1,537.3   1,388.6      148.7    10.7%

Operating income           $ 158.2   $ 121.3     $ 36.9    30.4%



                               Selected Operating Results
                                     (In Millions)

                             Six Months Ended
                                 June 30,            Variance
                              1994      1993     Dollar  Percent

Net operating revenues   $ 3,355.9 $ 3,001.2    $ 354.7    11.8%


Operating expenses
Interconnection            1,495.7   1,346.6      149.1    11.1%
Operations                   434.8     398.4       36.4     9.1%
Selling, general and
administrative               853.4     750.1      103.3    13.8%
Depreciation and
amortization                 270.7     264.1        6.6     2.5%

Total operating
expenses                   3,054.6   2,759.2      295.4    10.7%

Operating income           $ 301.3   $ 242.0     $ 59.3    24.5%



Net operating revenues for the second quarter and first half of 1994 increased 12 percent over the comparable 1993 periods. The increases were generally due to traffic volume growth of 12 percent and 11 percent for the second quarter and first half of 1994, respectively. Average revenue per minute received from customers was relatively constant. The increases in net operating revenues and traffic volumes reflect continuing growth in the business, international, and residential markets. Growth in the business market was primarily attributable to "800" services, reflecting the enhanced growth opportunities generated by "800" portability, while growth in the international and residential markets reflects ongoing sales and marketing efforts.

Maintaining growth rates in the future for both net operating revenues and traffic volumes may be influenced by both domestic and international economic conditions and price levels in the intensely competitive long distance marketplace.

Interconnection costs increased during the second quarter and first half of 1994 relative to the comparable 1993 periods primarily as a result of traffic volume growth; however, as a percentage of net operating revenues, interconnection costs decreased from 44.5 percent to 44.1 percent and from 44.9 percent to 44.6 percent for the second quarter and first half of 1994, respectively, compared to the same periods of the prior year. Such decreased percentages reflect reduced percentages related to domestic interconnection costs, partially offset by increased percentages related to international interconnection costs. International interconnection costs increased as a percentage of related net operating revenues due to changes in the mix of traffic volumes to various countries, partially offset by reductions in rates paid to foreign telephone companies to complete international calls made by the division's domestic customers. Domestic interconnection costs decreased as a percentage of related net operating revenues due to reductions in interconnection charges paid to local exchange companies. The annual interconnection rate filings of domestic local exchange carriers became effective July 1, 1994. The specific impact on the division's domestic interconnection costs is expected to be favorable, although not material.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the second quarter and first half of 1994 increased $15 million and $36 million, respectively, from the comparable 1993 periods, primarily due to expanded service offerings as well as providing services to new customers.

Selling, general and administrative expense for the second quarter and first half of 1994 increased $51 million and $103 million, respectively, generally as a result of sales and marketing efforts. During the first half of 1994, marketing efforts were primarily directed at The Most (sm) and The Most WORLDWIDE (sm) calling plans, the recently introduced voice-activated FONCARD (sm) product, the Sprint Business Campaign, and the "Be There Now" and World Cup Soccer corporate imaging campaigns. These efforts resulted in increased advertising expense.

Depreciation and amortization increased $7 million for both the second quarter and first half of 1994 relative to the comparable
1993 periods primarily due to an increase in the asset base.

Local Communications Services

                               Selected Operating Results
                                     (In Millions)

                               Three Months
                                  Ended
                                 June 30,         Variance
                              1994      1993   Dollar  Percent

Net operating revenues
Local service              $ 434.9   $ 402.3   $ 32.6    8.1%
Network access               391.1     374.7     16.4    4.4%
Toll service                 132.5     127.0      5.5    4.3%
Other                        124.9     115.8      9.1    7.9%

Total net operating
revenues                   1,083.4   1,019.8     63.6    6.2%

Operating expenses
Plant operations             311.1     303.8      7.3    2.4%
Depreciation and
amortization                 197.6     183.0     14.6    8.0%
Other                        320.2     298.1     22.1    7.4%

Total operating
expenses                     828.9     784.9     44.0    5.6%

Operating income           $ 254.5   $ 234.9   $ 19.6    8.3%




                               Selected Operating Results
                                     (In Millions)

                              Six Months Ended
                                 June 30,         Variance
                              1994      1993   Dollar  Percent

Net operating revenues
Local service              $ 860.5   $ 790.4   $ 70.1    8.9%
Network access               782.1     748.3     33.8    4.5%
Toll service                 266.7     251.4     15.3    6.1%
Other                        242.6     221.2     21.4    9.7%

Total net operating
revenues                   2,151.9   2,011.3    140.6    7.0%

Operating expenses
Plant operations             628.8     606.8     22.0    3.6%
Depreciation and
amortization                 384.9     363.1     21.8    6.0%
Other                        627.3     587.4     39.9    6.8%

Total operating
expenses                   1,641.0   1,557.3     83.7    5.4%

Operating income           $ 510.9   $ 454.0   $ 56.9   12.5%


The division's net operating revenues for the second quarter and first half of 1994 increased 6 percent and 7 percent, respectively, over the comparable 1993 periods. Growth in local service revenues reflects continued increases in the number of access lines served and growth in add-on services, such as custom calling features.
The number of access lines served grew 4.9 percent during the past twelve months. Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of increased traffic volumes, partially offset by periodic reductions in network access rates charged. Annual access rate filings became effective July 1, 1994. Such filings will result in decreased access rates; however, the impact of such decreases are not expected to be material. Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, increased 4 percent and 6 percent for the second quarter and first half of 1994, respectively. Such increases include a change in North Carolina from a pooling arrangement to an originating responsibility plan for toll revenue settlements, effective January 1, 1994. Other revenues, including revenues from directory publishing fees, billing and collection and operator services, leasing of network facilities, and sales of telecommunications equipment, increased 8 percent and 10 percent for the second quarter and first half of 1994, respectively, generally due to higher equipment sales.

Plant operations expense increased $7 million and $22 million in the second quarter and first half of 1994, respectively, over the comparable 1993 periods primarily due to increases in the costs of providing services resulting from access line growth. The increases in depreciation and amortization expense for the second quarter and first half of 1994 relative to the comparable 1993 periods were generally due to plant additions. Other operating expenses increased $22 million and $40 million in the second quarter and first half of 1994, respectively, over the comparable 1993 periods. Among the factors contributing to these increases were higher customer service costs, increases in the cost of equipment sales, and increases in sales and marketing expenses to promote new products and services.

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

Cellular and Wireless Communications Services

                               Selected Operating Results
                                     (In Millions)

                               Three Months
                                  Ended
                                 June 30,            Variance
                              1994      1993     Dollar  Percent

Net operating revenues     $ 171.6   $ 112.2     $ 59.4    52.9%

Operating expenses
Costs of services and
products                      55.4      36.0       19.4    53.9%
Selling, general and
administrative                69.0      50.2       18.8    37.5%
Depreciation and
amortization                  22.6      18.5        4.1    22.2%

Total operating
expenses                     147.0     104.7       42.3    40.4%

Operating income            $ 24.6     $ 7.5     $ 17.1     --




                               Selected Operating Results
                                     (In Millions)

                              Six Months Ended
                                 June 30,            Variance
                              1994      1993     Dollar  Percent

Net operating revenues     $ 314.9   $ 204.7    $ 110.2    53.8%

Operating expenses
Costs of services and
products                     101.6      68.5       33.1    48.3%
Selling, general and
administrative               131.0      91.5       39.5    43.2%
Depreciation and
amortization                  45.3      35.4        9.9    28.0%

Total operating
expenses                     277.9     195.4       82.5    42.2%

Operating income            $ 37.0     $ 9.3     $ 27.7     --




Net operating revenues for the second quarter and first half of 1994 increased 53 percent and 54 percent, respectively, over the comparable 1993 periods, primarily due to growth in the number of cellular subscribers. Over the past 12 months, the number of cellular subscribers has increased 68 percent. The effect of growth in the number of cellular subscribers was partially offset by a decline in service revenue per subscriber, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration.

Maintaining growth rates in the future for net operating revenues and the number of cellular subscribers may be influenced by economic conditions and price levels in the competitive cellular marketplace.

Excluding the costs and revenues related to equipment sales, costs of services decreased to 24 percent and 25 percent of net operating revenues for the second quarter and first half of 1994, respectively, compared to 26 percent and 28 percent for the comparable 1993 periods. These decreases generally reflect economies of scale gained from serving additional subscribers. Selling, general and administrative (SG&A) costs for the second quarter and first half of 1994 increased approximately $19 million and $40 million, respectively, over the 1993 comparable periods as a result of increased commissions and customer service expenses due to the growth in the number of cellular subscribers. Despite the increase in the amount of SG&A expense, such expense as a percentage of net operating revenues (excluding revenues from equipment sales) declined to 43 percent and 45 percent, respectively, for the second quarter and first half of 1994 from 48 percent for both the second quarter and first half of 1993. Equipment sales are subject to significant discounting in an effort to entice potential customers to subscribe for cellular service; accordingly, revenues and costs related to these sales have been excluded from the above calculations.

Depreciation and amortization increased for the three and six months ended June 30, 1994 compared to the same periods in 1993 primarily due to the additional investment in property, plant and equipment required to accommodate the growth in the number of cellular subscribers.

Product Distribution and Directory Publishing Businesses

                               Selected Operating Results
                                     (In Millions)

                               Three Months
                                  Ended
                                 June 30,            Variance
                              1994      1993     Dollar  Percent

Net operating revenues     $ 289.2   $ 239.2     $ 50.0    20.9%
Operating expenses           269.7     224.8       44.9    20.0%

Operating income            $ 19.5    $ 14.4      $ 5.1    35.4%



                               Selected Operating Results
                                     (In Millions)

                              Six Months Ended
                                 June 30,            Variance
                              1994      1993     Dollar  Percent

Net operating revenues     $ 540.0   $ 454.7     $ 85.3    18.8%
Operating expenses           504.1     424.8       79.3    18.7%

Operating income            $ 35.9    $ 29.9      $ 6.0    20.1%



North Supply, Sprint's product distribution subsidiary, had net operating revenues of $221 million and $404 million for the second quarter and first half of 1994, respectively, reflecting 27 percent and 25 percent increases from the comparable 1993 periods. These increases primarily reflect increased sales due to the addition of new markets for non-affiliated sales and increased sales to the local communications services division. As a percentage of net operating revenues, operating expenses declined to 95 percent for both the second quarter and first half of 1994 from 97 percent for both the comparable 1993 periods.

Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $68 million and $66 million for the three months ended June 30, 1994 and 1993, respectively, and $136 million and $131 million for the six months ended June 30, 1994 and 1993, respectively. As a percentage of net operating revenues, operating expenses increased to 88 percent and 87 percent for the second quarter and first half of 1994, respectively, compared to 86 percent and 85 percent for the comparable 1993 periods.

Non-Operating Items

Interest expense for the second quarter and first half of 1994 decreased $13 million and $30 million, respectively, from the comparable 1993 periods, generally related to a decrease in average levels of debt outstanding and lower interest rates.

The components of other income (expense), net are as follows (in millions):

                                 Three Months       Six Months
                                    Ended             Ended
                                   June 30,          June 30,
                                 1994    1993     1994     1993
Gain on sale of investment in
common stock                    $ --    $ --    $ 34.7    $ --
Equity in earnings of
cellular minority
partnership interests             5.4     4.3      8.0      8.5
Loss on sales of accounts
receivable                       (6.8)   (5.4)   (12.5)   (10.9)
Minority interests               (6.0)   (1.9)    (9.5)    (2.5)
Other                            (1.9)   (5.1)    (0.8)    (3.9)

Total other income (expense),
net                            $ (9.3) $ (8.1)  $ 19.9   $ (8.8)



Income Tax Provision

See Note 4 of "Condensed Notes to Consolidated Financial
Statements" for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

                                                           PART II.
                                                  Other Information

Item 1.  Legal Proceedings

     The settlement of the class action lawsuit originally filed in 1990 by certain Sprint shareholders against Sprint and certain of its executive officers and directors in the United States District Court for the District of Kansas that was reported in Sprint's Annual Report on Form 10-K for the year ended December 31, 1993 was approved by the court in June 1994. The settlement of the related derivative action was also approved by the court in June 1994. The settlement amounts have been paid to the respective plaintiffs. See Note 5 of "Condensed Notes to Consolidated Financial Statements" for further discussion relating to this settlement.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended June
     30, 1994.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended June
     30, 1994.

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

     The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                 For                 Withheld

      Ruth M. Davis          277,841,172             3,642,232
      Harold S. Hook         277,938,331             3,545,073
      Ronald T. LeMay        277,515,431             3,967,973
      Frank E. Reed          277,924,595             3,558,809
      Charles E. Rice        277,936,681             3,546,723
      Stewart Turley         277,951,141             3,532,263


     The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young as independent auditors for Sprint for 1994:

          For               274,879,059
          Against             4,745,603
          Abstain             1,858,742

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

Item 5.  Other Information

     Sprint's ratios of earnings to fixed charges were 3.66 and
     2.75 for the three months ended and 3.69 and 1.82 for the six months ended June 30, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income from continuing operations less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the nonrecurring merger, integration and restructuring costs of $248 million recorded during the first quarter of 1993, the ratio of earnings to fixed charges would have been 2.66 for the six months ended June 30, 1993.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

          (10) Material Contracts

               (a)  Memorandum of Understanding between Sprint
                    Corporation and France Telecom and Deutsche
                    Bundespost Telekom, dated June 14, 1994.

          (11) Computation of earnings per common share.

          (12) Computation of ratio of earnings to fixed charges.

     (b)  Reports on Form 8-K.

     Sprint filed a Current Report on Form 8-K dated May 16, 1994 in which Sprint confirmed that it and Electronic Data Systems were engaged in discussions concerning the possible formation of a strategic relationship between the two companies. Sprint subsequently filed a Current Report on Form 8-K dated June 6, 1994 which reported that the two companies were no longer considering a merger of equals but were continuing to explore other forms of a strategic relationship.

     Sprint filed a Current Report on Form 8-K dated June 7, 1994 in which Sprint confirmed that it was engaged in discussions concerning formation of a global partnership with France Telecom and Deutsche Telekom. Sprint subsequently filed a Current Report on Form 8-K dated June 14, 1994 which reported that it had entered into a Memorandum of Understanding (MOU) with France Telecom and Deutsche Telekom to form a global partnership to offer telecommunications services worldwide. The MOU also provides for France Telecom and Deutsche Telekom to purchase shares of a new class of Sprint's stock and entitles them to representation on Sprint's board of directors. See "Part I -- Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Development" for further discussion relating to the MOU.

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







                                        SPRINT CORPORATION
                                                (Registrant)





                                   By   /s/  John P. Meyer
                                        John P. Meyer
                                        Senior Vice President --
                                        Controller
                                        Principal Accounting
                                        Officer


Dated:  August 12, 1994

                           EXHIBIT INDEX


EXHIBIT
NUMBER


(10)   Material Contracts

       (a) Memorandum of Understanding between Sprint Corporation and France Telecom and Deutsche Bundespost Telekom, dated June 14, 1994.

(11)  Computation of Earnings Per Common Share

(12)   Computation of Ratio of Earnings to Fixed Charges