Form 10-Q
period 1994-09-30
SPRINT CORP
filed 1994-11-14
CIK 101830

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT September 30, 1994 --
348,522,395



                                                          PART 1.
                                                          Item 1.
                       SPRINT CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Millions)

                                             As of        As of
                                         September     December
                                          30, 1994     31, 1993
                                       (Unaudited)

Assets
Current assets
Cash and equivalents                        $ 92.6       $ 76.8
Accounts receivable, net of allowance
for doubtful accounts of $137.5
million ($121.9 million in 1993)           1,435.5      1,230.6
Investment in equity securities              --           130.2
Inventories                                  201.0        182.3
Deferred income taxes                         68.1         81.1
Prepaid expenses                             142.7        120.7
Other                                        145.0        156.1
Total current assets                       2,084.9      1,977.8

Investments in equity securities             177.9        173.1

Property, plant and equipment
Long distance communications services      5,755.0      5,492.7
Local communications services             11,757.5     11,226.4
Cellular and wireless communications
services                                     721.4        569.6
Other                                        455.3        433.7
                                          18,689.2     17,722.4
Less accumulated depreciation              8,118.5      7,407.6
                                          10,570.7     10,314.8

Cellular minority partnership interests      299.4        284.9
Excess of cost over net assets acquired      712.0        739.5
Other assets                                 632.1        658.8

                                        $ 14,477.0   $ 14,148.9



See accompanying condensed notes to consolidated financial statements.
                                                          PART 1.
                                                          Item 1.
                       SPRINT CORPORATION
             CONSOLIDATED BALANCE SHEETS (continued)
                          (In Millions)


                                             As of        As of
                                         September     December
                                          30, 1994     31, 1993
                                       (Unaudited)

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt       $ 278.9      $ 523.4
Accounts payable                             819.0        875.2
Accrued interconnection costs                530.7        537.7
Accrued taxes                                352.2        307.2
Advance billings                             164.7        150.6
Other                                        671.3        674.5
Total current liabilities                  2,816.8      3,068.6

Long-term debt                             4,580.0      4,571.0

Deferred credits and other liabilities
Deferred income taxes and investment tax
credits                                    1,212.8      1,229.9
Postretirement and other benefit
obligations                                  844.8        793.1
Other                                        579.0        529.4
                                           2,636.6      2,552.4

Redeemable preferred stock                    37.2         38.6

Common stock and other shareholders'
equity
Common stock, par value $2.50 per share,
authorized 500.0 million shares, issued
and outstanding 348.5 million (343.4
million in 1993)                             871.3        858.5
Capital in excess of par or stated value     941.9        827.4
Retained earnings                          2,602.0      2,184.2
Other                                         (8.8)        48.2
                                           4,406.4      3,918.3

                                        $ 14,477.0   $ 14,148.9



See accompanying condensed notes to consolidated financial statements.

                                                          PART I.
                                                          Item 1.
                       SPRINT CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In Millions, Except Per Share Data)

                                 Three Months          Nine Months
                                     Ended                Ended
                                  September 30,        September 30,
                                 1994       1993       1994      1993

Net operating revenues      $ 3,233.8  $ 2,867.6  $ 9,417.4  $8,386.5

Operating expenses
Costs of services and
products                      1,615.0    1,435.1    4,717.8   4,225.9
Selling, general and
administrative                  781.7      690.8    2,258.7   2,008.5
Depreciation and amortization   366.8      338.5    1,085.5   1,013.7
Merger, integration and
restructuring costs               --        44.5      --        292.5
Total operating expenses      2,763.5    2,508.9    8,062.0   7,540.6

Operating income                470.3      358.7    1,355.4     845.9

Interest expense                (98.6)    (114.2)    (299.7)   (345.1)

Other income (expense), net      (9.3)     (11.4)      10.6     (20.2)

Income from continuing
operations before income
taxes                           362.4      233.1    1,066.3     480.6

Income tax provision           (132.3)     (96.4)    (389.2)   (190.1)

Income from continuing
operations                      230.1      136.7      677.1     290.5

Discontinued operations, net     --         --         --       (12.3)
Extraordinary losses on early
extinguishments of debt, net     --        (14.5)      --       (28.2)

Cumulative effect of changes
in accounting principles,
net                              --         --         --      (384.2)

Net income (loss)               230.1      122.2      677.1    (134.2)

Preferred stock dividends        (0.6)      (0.6)      (2.0)     (2.1)

Earnings (loss) applicable to
common stock                  $ 229.5    $ 121.6    $ 675.1   $(136.3)


Earnings (loss) per common
share
Continuing operations          $ 0.66     $ 0.39     $ 1.94     $0.84
Discontinued operations          --         --         --       (0.04)
Extraordinary item               --        (0.04)      --       (0.08)

Cumulative effect of changes
in accounting principles        --          --         --       (1.12)
Total                          $ 0.66     $ 0.35     $ 1.94    $(0.40)

Weighted average number of
common shares                   349.4      344.6      348.0     343.1

Dividends per common share     $ 0.25     $ 0.25     $ 0.75    $ 0.75

   See accompanying condensed notes to consolidated financial statements.
                                                          PART I.
                                                          Item 1.
                       SPRINT CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In Millions)
                                                Nine Months Ended
                                                   September 30,
                                                 1994        1993


Operating activities
Net income (loss)                             $ 677.1    $ (134.2)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities
Depreciation and amortization                 1,085.5     1,013.7
Gain on sale of investment in equity
securities                                      (34.7)      --
Extraordinary losses on early
extinguishments of debt                          --          28.0
Cumulative effect of changes in accounting
principles                                       --         384.2
Deferred income taxes and investment tax
credits                                          20.4         5.5
Changes in operating assets and liabilities
Accounts receivable, net                       (204.9)     (129.2)
Inventories and other current assets            (31.9)       (4.8)
Accounts payable, accrued expenses and other
current liabilities                               2.9       200.9
Noncurrent assets and liabilities, net          120.5        99.3
Other, net                                       51.7        70.4
Net cash provided by operating activities     1,686.6     1,533.8

Investing activities
Capital expenditures                         (1,327.4)   (1,084.6)
Proceeds from sale of investment in equity
securities                                      117.7       --
Other, net                                      (30.4)       35.4
Net cash used by investing activities        (1,240.1)   (1,049.2)

Financing activities
Proceeds from long-term debt                    103.2       840.4
Retirements of long-term debt                  (447.9)   (1,171.6)
Net increase (decrease) in notes payable and
commercial paper                                109.2        (5.5)
Proceeds from common stock issued                41.7        59.8
Proceeds from employees stock purchase
installments                                     21.1        20.1
Dividends paid                                 (261.6)     (260.5)
Other, net                                        3.6       (15.3)
Net cash used by financing activities          (430.7)     (532.6)

Increase (decrease) in cash and equivalents      15.8       (48.0)

Cash and equivalents at beginning of period      76.8       128.8

Cash and equivalents at end of period          $ 92.6      $ 80.8

   See accompanying condensed notes to consolidated financial statements.

                                                          PART I.
                                                          Item 1.
                       SPRINT CORPORATION
           CONSOLIDATED STATEMENTS OF COMMON STOCK AND
             OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                          (In Millions)

For the Nine Months Ended September 30, 1994
                               Capital in
                                Excess of
                                   Par or
                        Common     Stated     Retained
                         Stock      Value     Earnings    Other      Total


Balance as of January
1, 1994 (343.4
million shares issued
and outstanding)        $858.5     $827.4    $ 2,184.2   $ 48.2  $ 3,918.3

Net income                --         --          677.1     --        677.1
Common stock
dividends                 --         --         (259.6)    --       (259.6)
Preferred stock
dividends                 --         --           (2.0)    --         (2.0)
Employee stock purchase
and other
installments
received, net             --         --           --       23.1       23.1
Common stock issued       12.7      111.0         --      (53.1)      70.6
Change in unrealized
holding gains on
investments in equity
securities, net           --         --           --      (27.0)     (27.0)
Other, net                 0.1        3.5          2.3     --          5.9

Balance as of
September 30, 1994
(348.5 million shares
issued and
outstanding)            $871.3     $941.9    $ 2,602.0   $ (8.8) $ 4,406.4



   See accompanying condensed notes to consolidated financial statements.
                                                          PART I.
                                                          Item 1.
                       SPRINT CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information contained in this Form 10-Q for the three and nine-month interim periods ended September 30, 1994 and 1993 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring and certain nonrecurring accruals (see Notes 2, 3, and 5), to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1994.


1.  Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in less than 50 percent-owned partnerships or joint ventures are accounted for using the equity method.

In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's rate-regulated telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $74 million and $63 million for the three months ended September 30, 1994 and 1993, respectively, and $224 million and $178 million for the nine months ended September 30, 1994 and 1993, respectively.

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

Postretirement Benefits

Effective January 1, 1993, Sprint changed or modified its method of accounting for certain postretirement benefits by adopting Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The resulting nonrecurring, noncash charge of $341 million ($1.00 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle.

Postemployment Benefits

Effective January 1, 1993, Sprint adopted SFAS No. 112,
"Employers' Accounting for Postemployment Benefits." The resulting nonrecurring, noncash charge of $11 million ($0.03 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle.

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

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously reported.


2.  Sprint/Centel Merger

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), creating a diversified telecommunications enterprise with operations in long distance, local exchange and cellular/wireless communications services.
The merger was accounted for as a pooling of interests. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) were recognized upon consummation of the merger, resulting in a nonrecurring charge of $248 million. During the three months ended September 30, 1993, an additional charge of $11 million was recognized in association with the continuing integration and restructuring efforts within the local communications services division. Such nonrecurring charges reduced income from continuing operations by $7 million ($0.02 per share) and $172 million ($0.50 per share) for the three and nine-month periods ended September 30, 1993, respectively.

3.  Realignment and Restructuring Charge

During the three months ended September 30, 1993, Sprint initiated a realignment and restructuring of its long distance communications services division, including the elimination of approximately 1,000 positions and the closure of two facilities. These actions were designed to improve market focus, lower costs and streamline operations within the division, and resulted in a nonrecurring charge of $34 million, which reduced net income by $21 million ($0.06 per share) for the three and nine-month periods ended September 30, 1993.


4.  Investments in Equity Securities

Investments in equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). As of September 30, 1994 and December 31, 1993, the cost of such investments was $119 million and $202 million, respectively, with gross unrealized holding gains of $59 million and $101 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.

During the nine months ended September 30, 1994, Sprint sold an investment in common stock, realizing a gain of $35 million, which increased income from continuing operations by $22 million
($0.06 per share).


5.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the nine months ended September 30, 1994 and 1993, are as follows (in millions):

                                             Nine Months Ended
                                                September 30,
                                                1994      1993

Income tax provision at the statutory rate   $ 373.2   $ 168.2

Effect of:
Investment tax credits included in income      (16.4)    (18.7)
State income taxes, net of federal income
tax effect                                      39.5      17.6
Merger related costs                            --        14.5
Other, net                                      (7.1)      8.5

Income tax provision, including investment
tax credits                                  $ 389.2   $ 190.1

Effective income tax rate                      36.5%     39.6%


On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Accordingly, upon enactment, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate. The resulting adjustment related to Sprint's non-regulated subsidiaries increased the income tax provisions for the three and nine-month periods ended September 30, 1993 by $13 million ($0.04 per share). Adjustments of the net deferred income tax liabilities associated with the local communications services division were generally recorded as reductions to regulatory liabilities, and accordingly, had no immediate effect on Sprint's net income.

6.  Contingencies

Litigation, Claims and Assessments

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

Accounts Receivable Sold with Recourse

Under an agreement available through September 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. Receivables sold that remained uncollected as of September 30, 1994 aggregated $600 million.


7.  Supplemental Cash Flows Information

                                             Nine Months Ended
                                                September 30,
                                                1994      1993

Cash paid for (in millions):

Interest                                     $ 302.1   $ 326.5

Income taxes                                 $ 326.7   $ 242.5


During the nine months ended September 30, 1994 and 1993, Sprint contributed previously unissued shares of its common stock with market values of $31 million and $27 million, respectively, to the employee savings plans.


8.  Subsequent Events

In October 1994, Sprint's Board of Directors declared a common stock dividend of $0.25 per share payable on December 29, 1994.

On October 25, 1994, Sprint, along with Tele-Communications Inc.
(TCI), Comcast Corporation (Comcast) and Cox Cable (Cox), announced the formation of a venture that will provide wireless communications services and local telephone services on a broad geographic basis within the United States. The joint venture will be owned 40 percent by Sprint, 30 percent by TCI and 15 percent each by Comcast and Cox. The parties have signed definitive agreements and created partnerships to bid jointly for Personal Communications Services (PCS) licenses to be auctioned by the Federal Communications Commission. The parties have also entered into a joint venture formation agreement, which provides the basis upon which they will develop definitive agreements for their local telephone activities.

                                                          PART I.
                                                          Item 2.
                          SPRINT CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

Long Distance Communications Services. The long distance division is the nation's third largest long distance telephone company, operating a nationwide all-digital long distance communications network utilizing state-of-the-art fiber-optic and electronic technology. The division provides domestic voice and data communications services across certain specified geographical boundaries, as well as international long distance communications services. Rates charged by the division for its services sold to the public are subject to different levels of state and federal regulation, but are generally not subject to rate-base regulation.

Local Communications Services. The local division is comprised of rate-regulated local exchange carriers (LECs) which serve approximately 6.4 million access lines in 19 states. The companies in the division operate in geographical areas called Local Access Transport Areas (LATAs) in which they provide basic local exchange and intra-LATA toll service. The division also is a reseller of interexchange long distance services and provides other carriers access to Sprint's local exchange facilities.

Cellular and Wireless Communications Services. The cellular and wireless division, which serves over 882,000 cellular subscribers, primarily consists of Sprint Cellular Company and its subsidiaries. The division has operating control of 87 markets in 15 states and minority interests in 64 markets for a total population of 20.6 million, as adjusted for proportional ownership interests.

Product Distribution and Directory Publishing. North Supply Company (North Supply), a wholesale distributor of telecommunications, security and alarm, and electrical products, distributes products of more than 1,200 manufacturers to approximately 9,500 customers. Products range from basics, such as wire and cable, telephones and repair parts, to complete private branch exchange (PBX) systems, transmission systems and security and alarm equipment.

Sprint Publishing & Advertising along with Centel Directory Company publish and market white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The companies publish approximately 335 directories in 20 states with a circulation of 16.1 million copies.

Strategic Developments

On October 25, 1994, Sprint, along with Tele-Communications Inc.
(TCI), Comcast Corporation (Comcast) and Cox Cable (Cox), announced the formation of a venture that will provide wireless communications services and local telephone services on a broad geographic basis within the United States. The joint venture will be owned 40 percent by Sprint, 30 percent by TCI and 15 percent each by Comcast and Cox. The parties have signed definitive agreements and created partnerships to bid jointly for Personal Communications Services (PCS) licenses to be auctioned by the Federal Communications Commission (FCC). The parties have also entered into a joint venture formation agreement, which provides the basis upon which they will develop definitive agreements for their local telephone activities.

On June 14, 1994, Sprint announced that it had entered into a Memorandum of Understanding (the MOU) with Deutsche Telekom and France Telecom to form a global partnership which will offer telecommunications services to business, consumer and carrier markets worldwide. The MOU provides that Deutsche Telekom and France Telecom together will purchase approximately 42.9 million shares of a new class of Sprint common stock at a price of $47.225 per share. Deutsche Telekom and France Telecom will also purchase approximately 42.9 million shares of the new class of Sprint common stock at a price of $51.00 per share two years after the initial acquisition. As part of the transaction, Deutsche Telekom and France Telecom will be entitled to representation on Sprint's board, such representation to be based on their actual percentage ownership interest, with a minimum of two directors serving on Sprint's board so long as the two companies own at least 10 percent of the outstanding common stock of Sprint, subject to the approval of the New York Stock Exchange. The formation of the partnership and the acquisition of Sprint stock are subject to conditions, including the negotiation and execution of definitive agreements, approval by Sprint's board of directors and its shareholders, approval by the governing bodies of Deutsche Telekom and France Telecom and government and regulatory approvals.

Liquidity and Capital Resources

Cash flows from operating activities, which are Sprint's primary source of liquidity, were $1.7 billion during the first nine months of 1994, compared to $1.5 billion during the first nine months of 1993. This increase reflects improved operating results in all divisions.

Sprint's investing activities used cash of $1.2 billion and $1.0 billion during the first nine months of 1994 and 1993, respectively. Capital expenditures, which represent Sprint's most significant investing activity, were $1.3 billion and $1.1 billion during the first nine months of 1994 and 1993, respectively. Long distance capital expenditures totaled $425 million for the first nine months of 1994 compared to $281 million for the same period in 1993. The 1994 expenditures were incurred primarily to enhance network capabilities for providing new products and services and to meet increased customer demand. Capital expenditures for the local division totaled $707 million for the first nine months of 1994 compared to $669 million for the same period in 1993. The 1994 expenditures were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. Capital expenditures for the cellular and wireless division totaled $164 million for the first nine months of 1994 compared to $106 million for the same period in 1993. The 1994 expenditures were made to support the increase in the number of cellular subscribers. Sprint anticipates total capital expenditures for the year to be approximately $2.0 billion. Investing activities in the first nine months of 1994 also include $118 million received in connection with the sale of an investment in equity securities, as well as investments made in a joint venture established to construct a satellite-based wireless messaging system. Investing activities in the first nine months of 1993 included cash received from the sale of certain assets.

Financing activities used cash of $431 million in the first nine months of 1994 and $533 million in the comparable 1993 period. During the first nine months of 1994, Sprint reduced outstanding debt by $236 million. This reduction was funded by cash flows from operating activities in excess of capital expenditures and dividends, as well as proceeds received from the sale of an investment in equity securities. During the first nine months of 1993, a significant level of debt refinancing occurred to take advantage of lower interest rates.

While management believes that Sprint will end 1994 having fully funded capital expenditures and dividends with cash flows from operating activities, some level of additional borrowings may be required during the 1994 fourth quarter to meet such commitments. Exclusive of cash commitments associated with the recently-announced joint venture which are discussed below, Sprint expects its external cash requirements for the remainder of the year to be approximately $150 million to $250 million. This amount includes funds which will be used to meet scheduled long-term debt maturities. The external cash requirements will be financed primarily with debt, the source of which will depend on prevailing market conditions during the remainder of the year.

As discussed in "Strategic Developments," Sprint has entered into a joint venture with certain cable companies to provide wireless communications services on a broad geographic basis within the United States to consumers and businesses. The joint venture will bid on certain PCS licenses to be auctioned by the FCC beginning in the 1994 fourth quarter. In order to fund the deposit required by the FCC from all auction participants, Sprint will contribute approximately $50 million to the joint venture in November 1994. The results of the FCC's auction will likely cause the joint venture, and ultimately its partners, to enter into significant cash commitments. The amount of such commitments cannot be determined until the completion of the auction, which is anticipated to occur during the first quarter of 1995. The formation of the joint venture is not expected to require any additional significant cash contributions from Sprint in the 1994 fourth quarter. However, Sprint expects cash requirements associated with investing activities to increase significantly in 1995 due to commitments associated with the PCS auction and with the continued development of the infrastructure and presence in the communications marketplace of the joint venture, together with the planned joint venture to provide local telephone service in competition with non-Sprint LECs. Sprint expects to ultimately fund such increased cash requirements with a portion of the proceeds from the purchase of a new class of Sprint common stock by Deutsche Telekom and France Telecom.

As of September 30, 1994, Sprint had the ability to borrow $626 million under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.3 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of September 30, 1994, Sprint had borrowing capacity of approximately $4.0 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $1.6 billion of Sprint's $2.6 billion consolidated retained earnings were effectively restricted from the payment of dividends as of September 30, 1994. Sprint is in compliance with all restrictive or financial covenants relating to its debt arrangements at September 30, 1994.

Financial Condition

Current Assets

The increase in accounts receivable as of September 30, 1994 compared to December 31, 1993 was generally due to a 12 percent increase in revenue and the timing of sales activities and cash collections. The investment in equity securities classified as a current asset as of December 31, 1993 was sold during the nine months ended September 30, 1994 (see Note 4 of the "Condensed Notes to Consolidated Financial Statements").

Current Liabilities

Current maturities of long-term debt as of September 30, 1994 decreased compared to December 31, 1993 due to scheduled debt payments. The increase in accrued taxes reflects the improved operating results.

Results Of Operations

Consolidated

Income from continuing operations of $230 million, or $0.66 per share, for the three months ended September 30, 1994 represented a 68 percent increase over income from continuing operations of $137 million, or $0.39 per share, for the corresponding period in 1993. The results for the third quarter of 1993 include a $7 million ($0.02 per share) charge related to the merger with Centel Corporation (see Note 2 of the "Condensed Notes to Consolidated Financial Statements"), a $21 million ($0.06 per share) charge related to the realignment and restructuring of Sprint's long distance division (see Note 3 of the "Condensed Notes to Consolidated Financial Statements") and a $13 million ($0.04 per share) charge associated with the enactment of the Revenue Reconciliation Act of 1993 (see Note 5 of the "Condensed Notes to Consolidated Financial Statements"). For the nine months ended September 30, 1994, income from continuing operations was $677 million, or $1.94 per share, compared with $291 million, or $0.84 per share, for the same period in 1993. Results for the first nine months of 1994 included a $22 million ($0.06 per share) gain related to the sale of an investment in common stock (see Note 4 of the "Condensed Notes to Consolidated Financial Statements"). Results for the first nine months of 1993 included a $172 million ($0.50 per share) charge related to merger and integration costs associated with the Centel merger and the aforementioned charges related to both the realignment and restructuring of Sprint's long distance division and tax law change.

Total net operating revenues for the quarter ended September 30, 1994 were $3.2 billion, a 13 percent increase over net operating revenues of $2.9 billion for the same period in 1993. For the year-to-date period ended September 30, 1994, total net operating revenues increased 12 percent to $9.4 billion from $8.4 billion for the nine months ended September 30, 1993. Such increases primarily resulted from strong growth in the long distance and cellular divisions.

A detailed discussion of the components of operating income by Sprint's operating segments follows.

Long Distance Communications Services

                               Selected Operating Results
                                     (In Millions)
                               Three Months
                                  Ended
                               September 30,       Variance
                              1994       1993   Dollar  Percent

Net operating revenues   $ 1,739.8  $ 1,540.5  $ 199.3    12.9%

Operating expenses
Interconnection              741.3      674.4     66.9     9.9%
Operations                   242.0      218.5     23.5    10.8%
Selling, general and
administrative               451.8      394.2     57.6    14.6%
Depreciation and
amortization                 139.7      127.8     11.9     9.3%

Total operating
expenses                   1,574.8    1,414.9    159.9    11.3%

Operating income           $ 165.0     $125.6   $ 39.4    31.4%

Operating margin              9.5%       8.2%



                               Selected Operating Results
                                     (In Millions)
                               Nine Months
                                  Ended
                               September 30,       Variance
                              1994       1993   Dollar  Percent

Net operating revenues   $ 5,095.7  $ 4,541.7  $ 554.0    12.2%

Operating expenses
Interconnection            2,237.0    2,021.0    216.0    10.7%
Operations                   676.8      616.9     59.9     9.7%
Selling, general and
administrative             1,305.2    1,144.3    160.9    14.1%
Depreciation and
amortization                 410.4      391.9     18.5     4.7%

Total operating
expenses                   4,629.4    4,174.1    455.3    10.9%

Operating income           $ 466.3    $ 367.6   $ 98.7    26.9%

Operating margin              9.2%       8.1%



Net operating revenues for the third quarter and first nine months of 1994 increased 13 percent and 12 percent, respectively, over the comparable 1993 periods. The increases were generally due to traffic volume growth of 13 percent and 12 percent for the third quarter and first nine months of 1994, respectively. Average revenue per minute received from customers was relatively constant. The increases in net operating revenues and traffic volumes reflect continuing growth in the business, international, and residential markets. Growth in the business market was primarily attributable to "800" services, reflecting the continued opportunities generated by "800" portability, while growth in the international and residential markets reflects ongoing sales and marketing efforts.

Maintaining growth rates in the future for both net operating revenues and traffic volumes may be influenced by both domestic and international economic conditions and price levels in the intensely competitive long distance marketplace.

Interconnection costs increased during the third quarter and first nine months of 1994 relative to the comparable 1993 periods primarily as a result of traffic volume growth; however, as a percentage of net operating revenues, interconnection costs decreased from 43.8 percent to 42.6 percent and from 44.5 percent to 43.9 percent for the third quarter and first nine months of 1994, respectively, compared to the same periods one year ago. Interconnection costs decreased as a percentage of related net operating revenues due to reductions in interconnection charges paid to local exchange companies, partially offset by increased costs related to settlements on international revenues. The annual interconnection rate filings of domestic local exchange carriers, which became effective July 1, 1994, did not have a material impact on the operations of the long distance division.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the third quarter and first nine months of 1994 increased $24 million and $60 million, respectively, from the comparable 1993 periods, primarily due to expanded service offerings as well as providing services to new customers.

Selling, general and administrative expense for the third quarter and first nine months of 1994 increased $58 million and $161 million, respectively, from the comparable 1993 periods, generally as a result of sales and marketing efforts. During the first nine months of 1994, marketing efforts, which resulted in increased advertising expense, were primarily directed at The Most (sm) and The Most WORLDWIDE (sm) calling plans, the voice-activated FONCARD (sm) product, the Sprint Business Real Solutions (sm) campaign, and the Be There Now (sm), World Cup Soccer, and the Sprint International golf tournament corporate imaging campaigns.

Depreciation and amortization increased $12 million and $19 million for the third quarter and first nine months of 1994, respectively, relative to the comparable 1993 periods primarily due to an increase in the asset base.

Local Communications Services

                               Selected Operating Results
                                     (In Millions)
                              Three Months
                                 Ended
                              September 30,      Variance
                             1994      1993   Dollar  Percent

Net operating revenues
Local service             $ 445.6   $ 413.5   $ 32.1     7.8%
Network access              393.5     379.0     14.5     3.8%
Toll service                131.9     126.8      5.1     4.0%
Other                       141.2     116.9     24.3    20.8%

Total net operating
revenues                  1,112.2   1,036.2     76.0     7.3%

Operating expenses
Plant operations            326.6     297.6     29.0     9.7%
Depreciation and
amortization                195.2     184.6     10.6     5.7%
Customer operations         142.6     134.2      8.4     6.3%
Other                       195.7     171.0     24.7    14.4%

Total operating
expenses                    860.1     787.4     72.7     9.2%

Operating income          $ 252.1   $ 248.8    $ 3.3     1.3%

Operating margin            22.7%     24.0%



                               Selected Operating Results
                                     (In Millions)
                              Nine Months
                                 Ended
                              September 30,      Variance
                             1994      1993   Dollar  Percent

Net operating revenues
Local service           $ 1,306.1  $1,203.9  $ 102.2     8.5%
Network access            1,175.6   1,127.3     48.3     4.3%
Toll service                398.6     378.2     20.4     5.4%
Other                       383.8     338.1     45.7    13.5%

Total net operating
revenues                  3,264.1   3,047.5    216.6     7.1%

Operating expenses
Plant operations            955.4     904.4     51.0     5.6%
Depreciation and
amortization                580.1     547.7     32.4     5.9%
Customer operations         406.0     391.4     14.6     3.7%
Other                       559.6     501.2     58.4    11.7%

Total operating
expenses                  2,501.1   2,344.7    156.4     6.7%

Operating income          $ 763.0   $ 702.8   $ 60.2     8.6%

Operating margin            23.4%     23.1%

The division's net operating revenues for both the third quarter and first nine months of 1994 increased 7 percent over the comparable 1993 periods. Growth in local service revenues reflected continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The number of access lines served grew 4.9 percent during the past twelve months. Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of increased traffic volumes, partially offset by periodic reductions in network access rates charged. Annual access rate filings became effective July 1, 1994, resulting in decreased access rates; however, the impact of such decreases on Sprint's consolidated results was not material. Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, increased 4 percent and 5 percent for the third quarter and first nine months of 1994, respectively. Other revenues, including revenues from directory publishing fees, billing and collection, operator services, and sales of telecommunications equipment, increased 21 percent and 14 percent for the third quarter and first nine months of 1994, respectively, generally due to higher equipment sales.

Plant operations expense includes network operations costs; repair and maintenance costs of property, plant and equipment; and other expenses associated with the cost of providing services. The $29 million and $51 million increases in the third quarter and first nine months of 1994, respectively, over the comparable 1993 periods were primarily due to increases in the costs of providing services resulting from access line growth. Also contributing to the increases were the effects in certain states of revised toll plans requiring payment of access charges for calls terminating in the service areas of other local exchange carriers. The increases in depreciation and amortization expense for the third quarter and first nine months of 1994 relative to the comparable 1993 periods were generally due to plant additions. Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. The $8 million and $15 million increases in the third quarter and first nine months of 1994, respectively, over the comparable 1993 periods were primarily due to higher business office costs.
Other operating expenses increased $25 million and $58 million in the third quarter and first nine months of 1994, respectively, over the comparable 1993 periods generally due to increases in the cost of equipment sales.

Consistent with most LECs, the division accounts for the economic effects of regulation pursuant to Statement of Financial
Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. Sprint currently believes the division's rate-regulated operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the division operates in an evolving environment in which the regulatory framework is changing and the level of competition is increasing. Accordingly, Sprint constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event Sprint determines that the division's rate-regulated operations no longer qualify for the application of the provisions of SFAS No. 71, Sprint would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities, resulting in the recognition of a material, extraordinary, noncash charge, the amount of which is not known at the present time.

Cellular and Wireless Communications Services

                               Selected Operating Results
                                     (In Millions)
                             Three Months
                                Ended
                             September 30,      Variance
                            1994      1993   Dollar  Percent

Net operating revenues   $ 184.9   $ 122.4   $ 62.5    51.1%

Operating expenses
Costs of services and
products                    57.5      40.1     17.4    43.4%
Selling, general and
administrative              72.4      51.4     21.0    40.9%
Depreciation and
amortization                22.6      19.1      3.5    18.3%

Total operating
expenses                   152.5     110.6     41.9    37.9%

Operating income          $ 32.4    $ 11.8   $ 20.6    --

Operating margin           17.5%      9.6%



                               Selected Operating Results
                                     (In Millions)
                             Nine Months
                                Ended
                             September 30,       Variance
                            1994      1993    Dollar  Percent

Net operating revenues   $ 499.8   $ 327.1   $ 172.7    52.8%

Operating expenses
Costs of services and
products                   159.1     108.6      50.5    46.5%
Selling, general and
administrative             203.4     142.9      60.5    42.3%
Depreciation and
amortization                67.9      54.5      13.4    24.6%

Total operating
expenses                   430.4     306.0     124.4    40.7%

Operating income          $ 69.4    $ 21.1    $ 48.3    --

Operating margin           13.9%      6.5%



Net operating revenues for the third quarter and first nine months of 1994 increased 51 percent and 53 percent, respectively, over the comparable 1993 periods, primarily due to growth in the number of cellular subscribers. Over the past 12 months, the number of cellular subscribers has increased 64 percent. The effect of growth in the number of cellular subscribers was partially offset by a decline in service revenue per subscriber, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration.

Maintaining growth rates in the future for net operating revenues and the number of cellular subscribers may be influenced by economic conditions and price levels in the competitive cellular marketplace.

Excluding the costs and revenues related to equipment sales, costs of services as a percent of net operating revenues decreased from 26.6 percent to 24.1 percent and from 27.4 percent to 24.4 percent for the third quarter and first nine months of 1994, respectively, compared to the same periods in 1993. These decreases generally reflected economies of scale gained from serving additional subscribers. Selling, general and administrative (SG&A) costs for the third quarter and first nine months of 1994 increased $21 million and $61 million, respectively, over the 1993 comparable periods as a result of increased commissions and customer service expenses due to the growth in the number of cellular subscribers. However, SG&A expense as a percentage of net operating revenues (excluding revenues from equipment sales) declined to 42.0 percent and 43.9 percent for the third quarter and first nine months of 1994, respectively, from 45.2 percent and 46.9 percent for the third quarter and first nine months of 1993, respectively. Equipment sales are subject to significant discounting in an effort to obtain new customers; accordingly, revenues and costs related to these sales have been excluded from the above calculations.

Depreciation and amortization increased 18 percent and 25 percent for the three and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. These increases were primarily due to the additional investment in property, plant and equipment required to accommodate the growth in the number of cellular subscribers.

Product Distribution and Directory Publishing Businesses

                               Selected Operating Results
                                     (In Millions)
                             Three Months
                                Ended
                             September 30,      Variance
                            1994      1993   Dollar  Percent

Net operating revenues   $ 290.5   $ 252.9   $ 37.6    14.9%
Operating expenses         269.7     235.9     33.8    14.3%

Operating income          $ 20.8    $ 17.0    $ 3.8    22.4%

Operating margin            7.2%      6.7%



                               Selected Operating Results
                                     (In Millions)
                             Nine Months
                                Ended
                             September 30,       Variance
                            1994      1993    Dollar  Percent

Net operating revenues   $ 830.5   $ 707.6   $ 122.9    17.4%
Operating expenses         773.8     660.7     113.1    17.1%

Operating income          $ 56.7    $ 46.9     $ 9.8    20.9%

Operating margin            6.8%      6.6%


North Supply, Sprint's product distribution subsidiary, had net operating revenues of $221 million and $625 million for the third quarter and first nine months of 1994, respectively, reflecting 20 percent and 23 percent increases from the comparable 1993 periods. These increases primarily reflect increased sales due to the addition of new markets for non-affiliated sales and increased sales to the local communications services division.
As a percentage of net operating revenues, operating expenses declined to 94.5 percent and 95.1 percent for the third quarter and first nine months of 1994, respectively, from 96.6 percent and 96.7 percent for both the comparable 1993 periods, respectively.

Sprint's directory publishing subsidiaries had net operating revenues of $69 million and $68 million for the three months ended September 30, 1994 and 1993, respectively, and $205 million and $199 million for the nine months ended September 30, 1994 and 1993, respectively. As a percentage of net operating revenues, operating expenses increased to 87.6 percent and 87.4 percent for the third quarter and first nine months of 1994, respectively, compared to 84.2 percent and 84.9 percent for the comparable 1993 periods, respectively.

Interest Expense

Interest expense for the third quarter and first nine months of 1994 decreased $16 million and $45 million, respectively, from the comparable 1993 periods, generally due to a decrease in average levels of debt outstanding and lower interest rates which primarily reflect debt refinancings during 1993. During the nine months ended September 30, 1994, Sprint's average debt outstanding decreased $348 million as compared to the same period in 1993, and the effective interest rate decreased 60 basis points.

Other Income (Expense), Net

The components of other income (expense), net are as follows (in millions):

                               Three Months      Nine Months
                                   Ended            Ended
                               September 30,    September 30,
                                 1994    1993     1994     1993
Gain on sale of investment in
equity securities              $ --    $ --     $ 34.7   $ --
Equity in earnings of
cellular minority
partnership interests             8.7     6.0     16.7     14.5
Loss on sales of accounts
receivable                       (7.6)   (5.4)   (20.1)   (16.3)
Write-down of assets held for
sale                             --     (10.6)    --      (10.6)
Minority interests               (7.6)   (4.6)   (17.1)    (7.1)
Other                            (2.8)    3.2     (3.6)    (0.7)

Total other income (expense),
net                            $ (9.3) $(11.4)  $ 10.6   $(20.2)



Other income (expense), net for the third quarter and first nine months of 1994 contributed $2 million and $31 million more to income, respectively, than in the comparable 1993 periods. For the nine months ended September 30, 1994, a $35 million gain on the sale of an investment in common stock during the first quarter of 1994 was the major contributor to the increase in other income over the comparable 1993 period.

Income Tax Provision

See Note 5 of "Condensed Notes to Consolidated Financial
Statements" for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

General Hedging Policies

Sprint utilizes certain derivative instruments in an effort to manage exposure to interest rate risk and foreign exchange risk. Sprint's utilization of such derivative instruments related to hedging activities is limited to interest rate swap agreements, interest rate caps and forward contracts and options in foreign currencies. As is customary for these types of derivative instruments, Sprint does not require collateral or other security from the counterparties to such agreements. However, because Sprint controls its exposure to credit risk through credit approvals, credit limits, and internal monitoring procedures, Sprint believes that its credit risk exposure is limited.

Sprint will in no circumstance take speculative positions and create an exposure to benefit from market fluctuations. All hedging activity is in accordance with board-approved policies. Any potential loss or exposure related to Sprint's use of derivative instruments is immaterial to its overall operations, financial condition and liquidity.

Impact of Recently Issued Accounting Pronouncements

During October 1994, the Financial Accounting Standards Board
(FASB) issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosures about amounts, nature, and terms of derivative financial instruments. A derivative financial instrument is defined as a futures, forward, swap, or option contract, or other financial instrument with similar characteristics. Such instruments generally derive their value or contractually required cash flows from the prices of some other security or from an index. SFAS No. 119 requires that a distinction be made between financial instruments held or issued for trading purposes (including dealing and other trading activities measured at fair value with gains and losses recognized in earnings) and financial instruments held or issued for purposes other than trading. SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. Management does not anticipate that the disclosures required by SFAS No. 119 will have a significant impact on Sprint's financial statements for the year ending December 31, 1994.

The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs." SOP 93-7 provides guidance on financial reporting of advertising costs in annual financial statements.
In general, the SOP requires reporting the costs of all advertising as expenses in the periods in which the costs are incurred, or the first time the advertising takes place. There is an exception for reporting the costs of direct-response advertising, the primary purpose of which is to elicit sales to customers who could be shown to have responded specifically to the advertising and which results in probable future benefits. Such direct-response advertising costs should be recorded as assets and amortized over the estimated period of the benefits. SOP 93-7 is effective for financial statements for years beginning after June 15, 1994. Management does not anticipate that it will have a material impact on Sprint's operations.
                                                         PART II.
                                                Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 5.  Other Information

     Sprint's ratios of earnings to fixed charges were 3.76 and
     2.58 for the three months ended and 3.71 and 2.07 for the nine months ended September 30, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income from continuing operations less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the nonrecurring merger, integration and restructuring costs of $44.5 million and $292.5 million recorded during the three and nine months ended September 30, 1993, respectively, the ratios of earnings to fixed charges for those periods would have been 2.88 and 2.73, respectively.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

        (10)  Material Agreements

            (a)  Memorandum of Understanding between
                 Sprint Corporation and France Telecom and Deutsche Bundespost Telekom dated June 14, 1994 (filed as
                 Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, and incorporated herein by reference).

        (10)  Material Agreements - Executive Compensation Plans and
              Arrangements:

            (b)  Executive Deferred Compensation Plan, as amended.

            (c)  Summary of Sprint Supplemental Executive Retirement
                 Plan.

            (d)  Agreements regarding Special
                 Compensation and Post Employment Restrictive
                 Covenants between Sprint Corporation and four of its executive officers.

            (e)  Description of agreement regarding
                 Supplemental Pension Benefits between Sprint
                 Corporation and one of its executive officers.

        (11)  Computation of earnings per common share.

        (12)  Computation of ratio of earnings to fixed charges.

        (27)  Financial data schedule.

     (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended September 30, 1994.


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







                                        SPRINT CORPORATION
                                        (Registrant)





                                   By   /s/  John P. Meyer
                                        John P. Meyer
                                        Senior Vice President --
                                        Controller
                                        Principal Accounting
                                        Officer


Dated:  November 14, 1994



                          EXHIBIT INDEX


EXHIBIT
NUMBER


(10)  Material Agreements

       (a)  Memorandum of Understanding between Sprint
            Corporation and France Telecom and Deutsche Bundespost Telekom dated June 14, 1994 (filed as Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, and incorporated herein by reference).

(10)  Material Agreements - Executive Compensation Plans and
      Arrangements:

       (b) Executive Deferred Compensation Plan, as amended.

       (c)  Summary of Sprint Supplemental Executive
            Retirement Plan.

       (d)  Agreements regarding Special Compensation and Post
            Employment Restrictive Covenants between Sprint
            Corporation and four of its executive officers.

       (e)  Description of agreement regarding Supplemental
            Pension Benefits between Sprint Corporation and one of its executive officers.

(11)  Computation of earnings per common share.

(12)  Computation of ratio of earnings to fixed charges.

(27)  Financial data schedule.