Form 10-K
period 1994-12-31
SPRINT CORP
filed 1995-03-07
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from         to
Commission file number       1-4721
                       SPRINT CORPORATION
     (Exact name of registrant as specified in its charter)

             KANSAS                           48-0457967
(State or other jurisdiction of              (IRS Employer
  incorporation or organization)           Identification No.)

P.O. Box 11315, Kansas City, Missouri            64112
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code        (913) 624-3000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which
                                     registered

Preferred Stock, without par value
 First series, $7.50 stated value         New York Stock Exchange
 Second series, $6.25 stated value        New York Stock Exchange
Common stock, $2.50 par                   New York Stock Exchange
 value, and Rights (shares                Chicago Stock Exchange
 outstanding at February 1,               Pacific Stock Exchange
 1995, 348,326,042)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X          No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]
Aggregate market value of voting stock held by non-affiliates at February 1, 1995 is $9,933,174,704.
              Documents incorporated by reference.
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended
December 31, 1994, is incorporated by reference in Part III hereof.
                      SPRINT CORPORATION
                SECURITIES AND EXCHANGE COMMISSION
                    ANNUAL REPORT ON FORM 10-K

Part I

Item 1.  Business

THE CORPORATION

Sprint Corporation (Sprint), incorporated in 1938 under the laws of Kansas, is a holding company. Sprint's principal subsidiaries provide domestic and international long distance, local exchange and cellular telecommunications services. Other subsidiaries are engaged in the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

In March 1993, Sprint's merger with Centel Corporation (Centel) was consummated, increasing Sprint's local exchange operations and greatly expanding its cellular and wireless operations.


LONG DISTANCE COMMUNICATIONS SERVICES

Sprint's long distance division is the nation's third largest long distance telephone company, operating a nationwide all-digital long distance communications network utilizing state-of-the-art fiber-optic and electronic technology. The division provides domestic and international long distance voice, video, and data communications services, and consists principally of Sprint Communications Company L.P. (the Limited Partnership). The terms under which the division offers its services to the public are subject to different levels of state and federal regulation, but rates are generally not subject to rate-base regulation. The division had net operating revenues of $6.81 billion, $6.14 billion and $5.66 billion in 1994, 1993 and 1992, respectively.

The 1982 Modification of Final Judgment (MFJ) entered into by
AT&T Corp. (formerly American Telephone and Telegraph Company) (AT&T) and the Department of Justice significantly affected the long distance communications market. The major aspects of the MFJ were (1) the divestiture of AT&T's local telephone operating companies (the
Bell Operating Companies), (2) the creation of geographical areas called Local Access and Transport Areas (LATAs) within which the Bell Operating Companies and independent local exchange companies provide basic local and intra-LATA toll service and access services to long distance companies, and (3) the prohibition against the Bell Operating Companies providing inter-LATA services, among other things, until they could demonstrate that they could not use their dominant position in local telephone service to impair long distance competition. The Bell Operating Companies and GTE local exchange companies were required by the MFJ and the GTE Consent Decree, respectively, to provide customers with access to all long distance carriers' networks in a manner "equal in type, quality, and price" to that provided to AT&T (equal access). The independent local exchange companies were required by the Federal Communications Commission (FCC) to provide equal access from many of their central offices.

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

The opportunities for and cost of competition and, as a result, the structure of the telecommunications industry are all subject to varying degrees of change by decisions of the executive, judicial and legislative branches of the federal government.
Some of these changes seek to open all facets of the industry to new entrants and eventually replace regulation with competition where it best serves the public interest. Some of the major issues being addressed by the federal government include the implementation of competition for local telephone and cable services (which could lead to lower access costs for long distance companies), and the possible modification of some or all of the line-of-business restrictions imposed on the Bell Operating Companies by the MFJ. Local competition issues in particular are also being considered by a number of state regulators and legislators.

The Clinton Administration has indicated that it supports legislation which promotes local telephone competition. Although federal legislation to implement local competition and modify the MFJ has been introduced several times in recent years, bills have yet to be reported out of both the House of Representatives and the Senate in a session. Legislation has been introduced in Congress in 1995. While both major political parties are predicting that legislation will be passed, such predictions have proven to be inaccurate in the past.

In 1982, the FCC distinguished between carriers and found some (AT&T and the Local Exchange Carriers, or LECs) to be dominant, and others (primarily smaller competitive long distance companies) to be nondominant. The FCC found it was in the public interest to continue to regulate dominant carriers but, because of market forces, it was appropriate to significantly lessen the amount of regulation applied to nondominant domestic carriers; thus, for instance, nondominant carriers were allowed to choose not to file interstate tariffs. This policy of "permissive detariffing" for nondominant carriers was found by the U.S. Court of Appeals for the D.C. Circuit, in November 1992, to violate the requirement in the Communications Act that all carriers "shall" file tariffs. In response to the Court's decision, the FCC adopted rules streamlining tariff filings for nondominant carriers. AT&T appealed that FCC order, and the D.C. Circuit Court vacated the order in January 1995. Thus, if the Court's decision is not changed on appeal or the FCC doesn't adopt new regulations for nondominant carrier tariffs, all carriers (dominant and nondominant) will have to file similar tariffs with the FCC. In February 1993, AT&T filed lawsuits in federal District Court in Washington, D.C. against the Limited Partnership, MCI and WilTel, Inc. alleging unspecified damages for providing competitive service at rates not contained in tariffs filed with the FCC. In November 1993, the court granted Sprint's motion to dismiss AT&T's lawsuit because AT&T had first filed similar complaints with the FCC, which are still pending. Although it is impossible to predict the outcome of these proceedings with certainty, Sprint believes that the Limited Partnership has at all times complied with applicable laws and regulations, that its rates are proper and enforceable, and that even if it is eventually required to file tariffs with the FCC which are substantially similar to those filed by AT&T, neither the filing nor the contents of these tariffs will competitively burden Sprint.

In 1989, the FCC replaced regulation of AT&T's rate of return with a system of price caps, giving AT&T increased pricing flexibility. Since 1991, the FCC has adopted partial "streamlined" regulation of certain competitive business services provided by AT&T. Specifically, the FCC removed these services (primarily WATS, private line, most 800 services and business switched services) from price caps regulation, reduced the related tariff filing requirements and permitted contracts with individual customers if the terms are generally available to other business users.


LOCAL COMMUNICATIONS SERVICES

The local division is comprised of rate-regulated LECs which serve approximately 6.4 million access lines in 19 states. In addition to furnishing local exchange services, the division provides intra-LATA toll service and access by other carriers to Sprint's local exchange facilities.

The division had net operating revenues of $4.41 billion, $4.13 billion and $3.86 billion in 1994, 1993 and 1992, respectively. Florida and North Carolina were the only jurisdictions in which 10 percent or more of the division's total 1994 net operating revenues were generated. The following table reflects major revenue categories as a percentage of the division's total net operating revenues:

                                     1994      1993      1992
Local service                        39.7%     39.4%     39.0%
Network access                       36.2      37.1      36.9
Toll service                         12.0      12.2      12.6
Other                                12.1      11.3      11.5

                                    100.0%    100.0%    100.0%


AT&T, as the dominant long distance telephone company, is the division's largest customer for network access services. In
1994, 16.6 percent of the division's net operating revenues was derived from services provided to AT&T, primarily network access services, compared to 17.3 percent in 1993 and 18.7 percent in 1992. While AT&T is a significant customer, Sprint does not believe the division's revenues are dependent upon AT&T, as customers' demand for inter-LATA long distance telephone service is not tied to any one long distance carrier. Historically, as the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

The LECs comprising the division are subject to the jurisdiction of the FCC and the utilities commissions of each of the states in which they operate. In each state in which the commission exercises authority to grant certificates of public convenience and necessity, the LECs have been granted such certificates of indefinite duration to provide local exchange telephone service in their current service areas.

Effective January 1, 1991, the FCC adopted a price caps regulatory format for the Bell Operating Companies and the GTE local exchange companies. Other LECs could volunteer to become subject to price caps regulation. Under price caps, prices for network access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. Sprint elected to be subject to price caps regulation, and under the form of the plan adopted, Sprint's LECs generally have an opportunity to earn up to a 14.25 percent rate of return on investment. Some of Sprint's LECs have committed to produce higher than industry average productivity gains, and as a result have an opportunity to earn up to a 15.25 percent rate of return on investment. The LECs owned by Centel did not originally elect price caps, but as a result of the merger, these LECs adopted price caps effective July 1, 1993.
Prior to price caps, under rate of return regulation, the Centel companies' authorized rate of return on investment was 11.25 percent, with the ability to earn 0.25 percent above the authorized return. The FCC is conducting a scheduled review of all aspects of the price caps plan and the FCC is expected to implement changes in 1995. Without further action by the FCC, the current price caps plan will expire in 1995 and will be replaced by rate of return regulation. It is expected that the FCC will act and that there will not be a return to rate of return regulation.

The potential for more direct competition with Sprint's LECs is increasing. Many states, including most of the states in which Sprint's LECs operate, allow limited competitive entry into the intra-LATA long-distance service market. State regulators are also increasingly confronted with requests to permit resale of local exchange services, with such resale now existing in a number of states in which Sprint's LECs operate, including Pennsylvania, Kansas, Illinois and Missouri. Illinois law also allows alternative telecommunications providers to obtain certificates of local exchange service authority in direct competition with existing LECs if certain showings are made to the satisfaction of the Illinois Commerce Commission. In the metropolitan Chicago, Illinois area, where the operations of one of Sprint's LECs are located, such certificates have been granted.

At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition. Additionally, to facilitate competition in providing access to interexchange carriers and end users the FCC mandated that all Tier 1 (over $100 million annual operating revenues) LECs allow virtual collocation of Competitive Access Providers (CAPs) equipment in LEC central offices.

The extent and ultimate impact of competition for LECs will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal or state legislation. As mentioned above, legislation designed to stimulate local competition between local exchange service providers and cable programming service providers, in both markets, is presently pending in Congress.


CELLULAR AND WIRELESS COMMUNICATIONS SERVICES

The cellular and wireless division primarily consists of Sprint Cellular Company and its subsidiaries. In addition, Sprint's
LECs hold FCC licenses for several Rural Service Areas. For management and financial reporting purposes, these operations have been combined with Sprint Cellular Company's operations. Approximately 50 percent of Sprint's local communications services customers are located in areas served by the cellular and wireless division of Sprint. The division has operating control of 87 markets in 14 states and a minority interest in 53 markets. The division had net operating revenues of $702 million in 1994 and served approximately 1.04 million cellular subscribers as of year end. In 1993 and 1992, the division had revenues of $464 million and $322 million, respectively.

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

The FCC is conducting radio spectrum auctions aimed at awarding up to six personal communications services (PCS) licenses per market area. The holders of these PCS licenses are expected to compete with the incumbent cellular companies. The FCC auctions of these spectrum licenses is ongoing and may be completed before the end of 1995.


PRODUCT DISTRIBUTION AND DIRECTORY PUBLISHING

North Supply Company (North Supply), a wholesale distributor of telecommunications, security and alarm, and electrical products, distributes products of more than 1,200 manufacturers to approximately 9,500 customers. Products range from basics, such as wire and cable, telephones and repair parts, to complete PBX systems, transmission systems and security and alarm equipment. North Supply also provides material management services to several of its affiliates and to several subsidiaries of the Regional Bell Holding Companies.

The nature of competition in North Supply's markets demands a high level of customer service to succeed, as a number of competitors, including other national wholesale distributors, sell the same products and services.

North Supply sells to telephone companies and other users of telecommunications products, including Sprint's local and long distance divisions, other local and long distance telephone companies, and companies with large private networks. Other North Supply customers include original equipment manufacturers, interconnect companies, security and alarm dealers and local, state and federal governments. Sales to affiliates represented
42.4 percent of North Supply's total sales in 1994 and 39.3 percent for both 1993 and 1992. North Supply's net operating revenues were $829 million, $677 million, and $594 million in 1994, 1993 and 1992, respectively.

Sprint Publishing & Advertising along with Centel Directory
Company publish and market white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The companies publish approximately 335 directories in 20 states with a circulation of 16.1 million copies. Sprint Publishing & Advertising's net operating revenues were $280 million, $268 million and $257 million in 1994, 1993 and 1992, respectively. Centel Directory Company operates through The
CenDon Partnership, a general partnership between Centel
Directory Company and The Reuben H. Donnelley Corporation.
Revenues of Sprint Publishing & Advertising and The CenDon Partnership are principally derived from selling directory advertisements. The companies compete with publishers of telephone directories and others for advertising revenues.


NEW JOINT VENTURE

Sprint is a 40 percent partner in WirelessCo, L.P. (WirelessCo), a partnership with Tele-Communications Inc. (TCI), Comcast Corporation (Comcast) and Cox Communications (Cox). TCI owns 30 percent of WirelessCo, while Comcast and Cox own 15 percent each. WirelessCo is bidding for PCS licenses in many areas of the country and expects to create a nationwide PCS offering using the Sprint brand name. Sprint, TCI, Comcast and Cox have also agreed to form another partnership owned in the same percentages, which will serve as a competitive entry vehicle into the LEC business in areas not covered by the Sprint LECs. This partnership expects to utilize the cable plant of the partners and other affiliates as the primary vehicle for competition with incumbent LECs.

While legislation facilitating local competition has been proposed in Congress and in many state legislatures, without such legislation, the partnership will require certification by local regulators before it may enter many of these markets. In many states, local competition is currently prohibited by law.


ENVIRONMENT

Sprint's environmental compliance and remediation expenditures are primarily related to the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with permits, standards compliance, or occasional remediation, which are usually associated with generators, batteries or fuel storage. Certain Sprint subsidiaries have been designated a potentially responsible party at sites relating to either landfill contamination or discontinued power generation operations. Sprint's expenditures relating to environmental compliance and remediation have not been material to the financial statements or to the operations of Sprint and are not expected to have any future material effects.


PATENTS, TRADEMARKS AND LICENSES

Sprint and its subsidiaries own numerous patents, patent applications and trademarks in the United States and other countries. Sprint and its subsidiaries are also licensed under domestic and foreign patents owned by others. In the aggregate, these patents, patent applications, trademarks and licenses are of material importance to Sprint's businesses.


EMPLOYEE RELATIONS

As of December 31, 1994, Sprint and its subsidiaries had approximately 51,600 employees, of whom approximately 25 percent are members of unions. During 1994, Sprint and its subsidiaries had no material work stoppages caused by labor controversies.


INFORMATION AS TO INDUSTRY SEGMENTS

Sprint's net operating revenues from affiliates and non-affiliates, by segment, for the three years ended December 31, 1994, 1993 and 1992, are as follows (in millions):

                                            Net Operating Revenues
                                          1994       1993       1992

Long Distance Communications Services
 Non-affiliates                        $ 6,746.2  $ 6,088.4  $ 5,612.1
 Affiliates                                 58.9       50.8       46.1
                                         6,805.1    6,139.2    5,658.2
Local Communications Services
 Non-affiliates                          4,171.2    3,911.5    3,662.4
 Affiliates                                241.6      214.5      199.8
                                         4,412.8    4,126.0    3,862.2
Cellular and Wireless
 Communications Services
  Non-affiliates                           701.8      464.0      322.2

Product Distribution and
 Directory Publishing
  Non-affiliates                           757.1      679.2      629.7
  Affiliates                               351.6      266.0      233.2
                                         1,108.7      945.2      862.9

Subtotal                                13,028.4   11,674.4   10,705.5
Intercompany revenues                     (366.6)    (306.6)    (285.2)
Net operating revenues                $ 12,661.8 $ 11,367.8 $ 10,420.3

In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's rate-regulated telephone companies have not been eliminated in the above table or the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $285 million, $225 million and $194 million in 1994, 1993 and 1992, respectively. For additional information as to industry segments of Sprint, refer to "Segmental Results of Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this report.


Item 2.  Properties

The aggregate cost of Sprint's property, plant and equipment was $19.20 billion as of December 31, 1994, of which $11.83 billion relates to local communications services, $6.06 billion relates to long distance communications services and $819 million relates to cellular and wireless communications services. These properties consist primarily of land, buildings, digital fiber-optic network, switching equipment, cellular radio, microwave radio and cable and wire facilities and are in good operating condition. Certain switching equipment and several general office facilities are located on leased premises. The long distance division has been granted easements, rights-of-way and rights-of-occupancy, primarily by railroads and other private landowners, for its fiber-optic network.

The properties of the product distribution and directory publishing businesses consist primarily of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

Sprint owns its corporate headquarters building and certain other property located in the greater Kansas City metropolitan area.

Property, plant and equipment with an aggregate cost of approximately $10.89 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.


Item 3.  Legal Proceedings

Following announcement of the Sprint/Centel merger agreement in May 1992, a class action suit was filed by certain Centel shareholders against Centel and certain of its officers and directors. The suit was consolidated in the United States District Court for the Northern District of Illinois in July 1992. The complaint alleges violations of federal securities laws by failing to disclose pertinent information regarding the value of Centel common stock. The plaintiffs seek damages in an unspecified amount. In January 1995, a purported class action suit was filed against Centel's financial advisors in state court in New York in connection with the Sprint/Centel merger. Sprint may have indemnification obligations to the financial advisors in connection with this suit.

Other suits arising in the ordinary course of business are pending against Sprint and its subsidiaries. Sprint cannot predict the ultimate outcome of these actions or the above-described litigation, but believes they will not result in a material effect on Sprint's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1994.


Item 10(b). Executive Officers of the Registrant

Office                                Name                     Age

Chairman, President and Chief
 Executive Officer                   William T. Esrey        (1)  55
President and Chief Operating
Officer - Cellular and Wireless
 Communications Division             Dennis E. Foster        (2)  54
President and Chief Operating
 Officer - Long Distance Division    Ronald T. LeMay         (3)  49
President and Chief Operating
 Officer - Local
 Telecommunications Division         D. Wayne Peterson       (4)  59
Executive Vice President - Law and
 External Affairs                    J. Richard Devlin       (5)  44
Executive Vice President - Chief
 Financial Officer                   Arthur B. Krause        (6)  53
Senior Vice President - Financial
 Services and Taxes                  Gene M. Betts           (7)  42
Senior Vice President - External
 Affairs                             John R. Hoffman         (8)  49
Senior Vice President and
 Controller                          John P. Meyer           (9)  44
Senior Vice President - Strategic
 Planning / Business Development Theodore H. Schell (10) 50 Senior Vice President - Quality
 Development and Public Relations    Richard C. Smith, Jr.  (11)  53
Senior Vice President and Treasurer M. Jeannine Strandjord (12) 49 Senior Vice President - Human
 Resources                           I. Benjamin Watson     (13)  46
Vice President and Secretary         Don A. Jensen          (14)  59


(1) Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive Officer and a member of the Board of Directors in 1985. In addition, he has served as Chief Executive Officer of the Limited Partnership since 1988.

(2) Mr. Foster was elected President - Cellular and Wireless Communications Division in 1993. Mr. Foster had served as Senior Vice President - Operations of a subsidiary of Sprint since 1992. From 1991 to 1992, he served as President of GTE Mobilnet in Atlanta, Georgia. Prior to that, he had served in various positions with GTE Corporation for more than five years.

(3)  Mr. LeMay was elected President - Long Distance Division in
     1989. He was elected to the Board of Directors of Sprint in 1993.

(4) Mr. Peterson was elected President - Local Telecommunications Division in 1993. From 1980 to 1993, he served as President of Carolina Telephone and Telegraph Company, a subsidiary of Sprint.

(5)  Mr. Devlin was elected Executive Vice President - Law and
     External Affairs in 1989.

(6)  Mr. Krause was elected Executive Vice President - Chief
     Financial Officer in 1988. During 1990 and 1991, he also served as Chief Information Officer.

(7)  Mr. Betts was elected Senior Vice President - Financial
     Services and Taxes in 1990. He had served as Vice President - Taxes since 1988.

(8)  Mr. Hoffman was elected Senior Vice President - External
     Affairs in 1990. He had served in the same capacity at the Limited Partnership since 1986.

(9) Mr. Meyer was elected Senior Vice President and Controller in 1993. He had served as Vice President and Controller of Centel since 1989.

(10) Mr. Schell was elected Senior Vice President - Strategic
     Planning / Business Development in 1990.  He joined the Long
     Distance Division as Vice President - Strategic Planning in
     1989.

(11) Mr. Smith was elected Senior Vice President - Quality
     Development and Public Relations in 1991. He had served as President of the Limited Partnership's National Markets since 1989.

(12) Ms. Strandjord was elected Senior Vice President and
     Treasurer in 1990. She had served as Vice President and Controller since 1986.

(13) Mr. Watson was elected Senior Vice President - Human Resources in 1993. He had served as Vice President - Finance and Administration of United Telephone - Eastern Group, an operating group of subsidiaries of Sprint, since 1990. From 1983 to 1990, he served as Vice President - Administration of the Midwest Group, an operating group of subsidiaries of Sprint.

(14) Mr. Jensen was elected Vice President and Secretary in
     1975.


There are no known family relationships between any of the persons named above or between any such persons and any outside directors of Sprint. Officers are elected annually.

Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

                            Market Price Per Share
                        1994                      1993
                               End of                    End of
                 High    Low    Period     High    Low    Period

First Quarter   38 1/8  32 1/2  34 1/4    31 3/4  25 1/2  30 1/2
Second Quarter  40 1/8  33 1/4  34 7/8    35 3/8  29 1/2  35 1/8
Third Quarter   40 1/8  34 1/8  38 1/8    37 1/2  33 1/2  36 3/4
Fourth Quarter  38 7/8  26 1/8  27 5/8    40 1/4  31 3/8  34 3/4

As of February 1, 1995, there were approximately 104,000 record holders of Sprint's common stock. The principal trading market for Sprint's common stock is the New York Stock Exchange. The common stock is also listed and traded on the Chicago and Pacific Stock Exchanges. Sprint has declared dividends of $0.25 per quarter during each of the years ended December 31, 1994 and 1993.


Item 6.  Selected Financial Data

For information required by Item 6, refer to the "Selected
Financial Data" section of the Financial Statements, Financial
Statement Schedule and Supplementary Data filed as part of this report.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements, Financial Statement Schedule and Supplementary Data filed as part of this report.


Item 8.  Financial Statements and Supplementary Data

For information required by Item 8, refer to the "Consolidated
Financial Statements and Schedule" and "Quarterly Financial Data" sections of the Financial Statements, Financial Statement
Schedule and Supplementary Data filed as part of this report.


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

Part III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1994.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of
Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this report.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1994.

Item 11.  Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31,1994.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1994.

Item 13. Certain Relationships and Related Transactions

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1994.

Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on
Form 8-K

      (a) 1. The consolidated financial statements of Sprint and supplementary financial information filed as part of this report are listed in the Index to Financial
           Statements, Financial Statement Schedule and Supplementary
           Data.

          2. The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Supplementary Data.

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

             (b) Rights Agreement dated as of August 8, 1989, between Sprint Corporation (formerly United Telecommunications, Inc.) and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), as Rights Agent (filed as Exhibit 2(b) to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721), and incorporated herein by reference).

             (c) Amendment and supplement dated June 4, 1992 to Rights Agreement dated as of August 8, 1989 (filed as Exhibit 2(c) to Amendment No. 1 on Form 8 dated June 8, 1992 to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721), and incorporated herein by reference).

         (10) Material Agreements - Joint Ventures:

             (a) Memorandum of Understanding between Sprint Corporation and France Telecom and Deutsche Bundespost Telekom, dated June 14, 1994 (filed as
             Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

             (b)  Agreement of Limited Partnership of
             WirelessCo, L. P., a Delaware limited partnership, dated as of October 24, 1994, among Sprint
             Spectrum, Inc., TCI Network, Inc., Comcast
             Telephony Services and Cox Communications Wireless,
             Inc.

         (10) Executive Compensation Plans and Arrangements

             (c)  1978 Stock Option Plan, as amended.

             (d)  1981 Stock Option Plan, as amended.

             (e)  1985 Stock Option Plan, as amended.

             (f)  1990 Stock Option Plan, as amended.

             (g) 1990 Restricted Stock Plan, as amended (filed as Exhibit (99) to Sprint Corporation Registration
             Statement No. 33-57785 and incorporated herein by reference).

             (h)  Long-Term Stock Incentive Program, as amended.

             (i) Restated Memorandum Agreements Respecting Supplemental Pension Benefits between Sprint Corporation (formerly United Telecommunications, Inc.) and two of its current and former executive officers (filed as Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

             (j)  Executive Long-Term Incentive Plan (filed as
             Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

             (k)  Executive Management Incentive Plan (filed as
             Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

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

             (n)  Retirement Plan for Directors, as amended
             (filed as Exhibit 10(b) to Sprint Corporation
             Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1994 and incorporated herein by reference).

             (o) Key Management Benefit Plan, as amended (filed as Exhibit 10(o) to Sprint Corporation Annual
             Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

             (p) Executive Deferred Compensation Plan, as amended.

             (q)  Director's Deferred Fee Plan, as amended
             (filed as Exhibit 19(g) to United
             Telecommunications, Inc. Quarterly Report on Form
             10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

             (r) Summary of Sprint Supplemental Executive Retirement Plan (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

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

             (v) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and four of its executive officers (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

             (w)  Amended and Restated Centel Stock Option Plan.

             (x) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and three of its executive officers (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

             (y)  Description of agreement regarding
             Supplemental Pension Benefits between Sprint
             Corporation and one of its executive officers (filed as Exhibit 10(e) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

             (z) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(z) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

             (aa) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

             (bb) Management Incentive Stock Option Plan (filed as Exhibit (99) to Sprint Corporation Registration
             Statement No. 33-57911 and incorporated herein by reference).

         (11) Computation of Earnings Per Common Share.

         (12) Computation of Ratio of Earnings to Fixed Charges.

         (21) Subsidiaries of Registrant.

        (23a) Consent of Ernst & Young LLP.

        (23b) Consent of Arthur Andersen LLP.

         (27) Financial Data Schedule.

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt and the long-term debt of its subsidiaries. The total amount of securities authorized under any of said instruments does not exceed 10 percent of the total assets of Sprint and its subsidiaries on a consolidated basis.

      (b)  Reports on Form 8-K

           Sprint filed a Current Report on Form 8-K dated
           October 25, 1994 in which it reported that Sprint, Tele-Communications Inc., Comcast Corporation and Cox Communications had formed a joint venture to provide wireless communications services and local telephone services. See "Part I -- Item 1 -- Business -- New Joint Venture" and Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Developments" for further discussion regarding the joint venture.

      (c)  Exhibits are listed in Item 14(a).


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SPRINT CORPORATION
(Registrant)



By /s/ W. T. Esrey
William T. Esrey
Chairman, President and
Chief Executive Officer



Date:  March 7, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 1995.




/s/ W. T. Esrey
William T. Esrey
Chairman, President and
Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and
Chief Financial Officer



/s/ John P. Meyer
John P. Meyer
Senior Vice President and Controller
Principal Accounting Officer




                           SIGNATURES

                       SPRINT CORPORATION
                          (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 1995.



/s/ DuBose Ausley
DuBose Ausley, Director



/s/ Warren L. Batts
Warren L. Batts, Director



/s/ Ruth M. Davis
Ruth M. Davis, Director



/s/ W. T. Esrey
William T. Esrey, Director



/s/ Donald J. Hall
Donald J. Hall, Director



/s/ P. H. Henson
Paul H. Henson, Director



/s/ Harold S. Hook
Harold S. Hook, Director




/s/ Robert E. R. Huntley
Robert E. R. Huntley, Director



/s/ Ronald T. LeMay
Ronald T. LeMay, Director



/s/ Linda Koch Lorimer
Linda Koch Lorimer, Director




Charles H. Price II, Director



/s/ Frank E. Reed
Frank E. Reed, Director



/s/ Charles E. Rice
Charles E. Rice, Director



/s/ Stewart Turley
Stewart Turley, Director



INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT        Sprint
SCHEDULE AND SUPPLEMENTARY DATA                      Corporation





Selected Financial Data

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Consolidated Financial Statements and Schedule:

Management Report
Report of Independent Auditors - Ernst & Young LLP
Report of Independent Auditors - Arthur Andersen LLP
Consolidated Statements of Income for each of the
 three years ended December 31, 1994
Consolidated Balance Sheets as of December 31, 1994
 and 1993
Consolidated Statements of Cash Flows for each of the
 three years ended December 31, 1994
Consolidated Statements of Common Stock and Other
 Shareholders' Equity for each of the three years ended December 31, 1994
Notes to Consolidated Financial Statements
Financial Statement Schedule for each of the three years ended December 31, 1994:

VIII  -  Consolidated Valuation and Qualifying
 Accounts

 Certain financial statement schedules are omitted because the required information is not present, or because the information required is included in the consolidated financial statements and notes thereto.

Quarterly Financial Data





SELECTED FINANCIAL DATA                   Sprint Corporation
                               As of or For the Years Ended December 31,
                             1994       1993       1992      1991      1990
                                  (In Millions, Except Per Share Data)
Results of Operations
Net operating revenues   $ 12,661.8 $ 11,367.8 $ 10,420.3  $9,933.3  $9,469.8
Operating income (1)        1,787.8    1,250.6    1,213.4   1,185.6   1,045.3
Income from continuing
operations (1), (2),
(3), (4)                      883.7      480.6      496.1     472.7     351.1
Earnings per common share
from continuing
operations (1), (2),
(3), (4)                      2.53       1.39       1.46      1.41      1.06
Dividends per common share    1.00       1.00       1.00      1.00      1.00

Financial Position
Total assets             $ 14,936.3 $ 14,148.9 $ 13,599.6 $13,929.8 $14,080.6
Property, plant and
 equipment, net            10,878.6   10,314.8   10,219.9  10,310.5  10,295.2
Total debt (including
 short-term borrowings)     4,937.2    5,094.4    5,442.7   5,571.2   6,082.3
Redeemable preferred
 stock                         37.1       38.6       40.2      56.6      60.0
Common stock and other
 shareholders' equity       4,524.8    3,918.3    3,971.6   3,671.9   3,353.5

Cash Flow Data
Cash from operating
 activities               $ 2,472.0  $ 2,112.4  $ 2,250.6  $1,820.6  $1,324.5
Capital expenditures        2,015.9    1,594.7    1,466.2   1,523.2   1,868.9
Free cash flow (5)            106.7      170.6      184.3       1.6    (833.4)


(1) During 1993, nonrecurring charges of $293 million were recorded related to (a) transaction costs associated with the merger with Centel and the expenses of integrating and restructuring the operations of the two companies and (b) a realignment and restructuring within the long distance division. Such charges reduced consolidated 1993 income from continuing operations by $193 million ($0.56 per share).

  During 1990, nonrecurring charges of $72 million were recorded related to the long distance division, which reduced consolidated 1990 income from continuing operations by $37 million ($0.11 per share).

(2) During 1992 and 1991, gains were recognized related to the sales of certain local telephone and cellular properties, which increased consolidated 1992 income from continuing operations by $44 million ($0.13 per share) and consolidated 1991 income from continuing operations by $78 million ($0.23 per share).

(3) During 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million, which increased consolidated
  1994 income from continuing operations by $22 million ($0.06 per share).

(4) During 1993, as a result of the enactment of the Revenue Reconciliation Act of 1993, Sprint was required to adjust its deferred income tax assets and liabilities to reflect the increased tax rate. Such adjustment reduced consolidated 1993 income from continuing operations by $13 million ($0.04 per share).

(5) Free cash flow represents cash from operating activities less capital expenditures and dividends paid. Such amount for 1992 excludes the additional proceeds from the sale of accounts receivable of $300 million.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  Sprint Corporation
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Strategic Developments

 On October 25, 1994, Sprint Corporation (Sprint), along with Tele-Communications Inc. (TCI), Comcast Corporation (Comcast) and Cox Communications (Cox), announced the formation of a venture that will provide wireless communications services and local telephone services on a broad geographic basis within the United States. The joint venture will be owned 40 percent by Sprint, 30 percent by TCI and 15 percent each by Comcast and Cox. The parties have signed definitive agreements and created partnerships which are bidding for Personal Communications Services (PCS) licenses being auctioned by the Federal Communications Commission (FCC). The parties have also entered into a joint venture formation agreement, which provides the basis upon which they are developing definitive agreements for their local telephone activities.

 On June 14, 1994, Sprint announced that it had entered into a Memorandum of Understanding (the MOU) with Deutsche Telekom and France Telecom to form a global partnership which would offer telecommunications services to business, consumer and carrier markets worldwide. The MOU provided that Deutsche Telekom and France Telecom together would purchase approximately 42.9 million shares of a new class of Sprint common stock at a price of $47.225 per share. The MOU further provided that Deutsche Telekom and France Telecom would also purchase approximately 42.9 million shares of the new class of Sprint common stock at a price of $51.00 per share two years after the initial acquisition. As part of the transaction, Deutsche Telekom and France Telecom would be entitled to representation on Sprint's board. This representation would be based on their actual percentage ownership interest, with a minimum of two directors serving on Sprint's board so long as the two companies own at least 10 percent of the outstanding common stock of Sprint, subject to the approval of the New York Stock Exchange. The formation of the partnership and the acquisition of Sprint stock are subject to conditions, including the negotiation and execution of definitive agreements. The terms in these definitive agreements, including terms relating to the financial investment by Deutsche Telekom and France Telecom, could differ in material respects from those in the MOU. Also, there can be no assurance that definitive agreements will be reached. Other contingencies to the transaction include the approval by Sprint's board of directors and its shareholders, approval by the governing bodies of Deutsche Telekom and France Telecom, and governmental and regulatory approvals.

Sprint/Centel Merger

 Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), creating a diversified telecommunications enterprise with operations in long distance, local exchange, and cellular and wireless communications services. The merger was accounted for in 1993 as a pooling of interests.

Results of Operations

Consolidated

 Each of Sprint's primary divisions -- long distance, local exchange, and cellular and wireless communications services -- generated record levels of net operating revenues and improved operating results in 1994. The long distance division generated a solid 11 percent growth in traffic volumes in 1994, the number of access lines served by the local division grew 4.8 percent, and the cellular and wireless division benefited from a strong 59 percent growth in cellular subscribers.

 Total net operating revenues for the year ended December 31, 1994 were $12.66 billion, an 11 percent increase over net operating revenues of $11.37 billion for 1993. Total net operating revenues for the year ended December 31, 1992 were $10.42 billion. For the year ended December 31, 1994, income from continuing operations was $884 million, or $2.53 per share, compared with $481 million, or $1.39 per share, for 1993 and $496 million, or $1.46 per share, for 1992. Income from continuing operations for the year ended December 31, 1994 included a gain related to the sale of an investment in equity securities ($0.06 per share). Income from continuing operations for the year ended December 31, 1993 included charges related to the merger and integration costs associated with the Centel merger and the realignment and restructuring of Sprint's long distance division ($0.56 per share) and a charge associated with the enactment of the Revenue Reconciliation Act of 1993 ($0.04 per share). Income from continuing operations for the year ended December 31, 1992 included a gain related to the sale of certain telephone properties ($0.13 per share).

Segmental Results of Operations

Long Distance Communications Services

                                       For the Years Ended
                                           December 31,
                                      1994       1993       1992
                                          (In Millions)

Net operating revenues             $ 6,805.1  $ 6,139.2  $ 5,658.2

Operating expenses
 Interconnection                     2,994.5    2,710.7    2,574.9
 Operations                            925.4      857.7      759.8
 Selling, general and administrative 1,729.9    1,546.4    1,426.3
 Depreciation and amortization         550.5      523.5      586.6
 Merger, integration and
  restructuring costs                   --         45.9       --

Total operating expenses             6,200.3    5,684.2    5,347.6

Operating income                     $ 604.8    $ 455.0(1) $ 310.6

Operating margin                         8.9%       7.4%(1)    5.5%

Capital expenditures                 $ 774.1    $ 529.4    $ 468.1
Identifiable assets as of
 December 31                        $ 4,538.7  $ 4,193.1  $ 4,232.0

(1) Excluding the merger, integration and restructuring costs of $45.9 million, operating income and margin for 1993 would have been $500.9 million and 8.2 percent, respectively.



 Sprint's long distance division provides domestic and international voice, video, and data communications services.
Rates charged by the division for its services are subject to different levels of state and federal regulation, but are generally not rate-base regulated.

 Net operating revenues increased 11 percent in 1994, following a 9 percent increase in 1993. Such increases were generally due to traffic volume growth of 11 percent and 8 percent over the same periods. As a result of changes in product mix, average revenue per minute received from customers was relatively constant during 1994, 1993 and 1992. The increases in net operating revenues and traffic volumes in both 1994 and 1993 reflect ongoing growth in the international, business and residential markets. Growth in the international market during these periods reflects the division's continuing efforts to target new geographic markets. The business market continued to experience growth in the "800" services market. This growth was sparked by the May 1993 arrival of "800 portability," which enables customers to keep their advertised "800" numbers when changing long distance carriers. In 1994, revenue growth was also enhanced by solid performance in the data services market, which includes sales to consumer on-line services.

 Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers, and foreign telephone companies for the completion of calls made by the division's customers. Interconnection costs increased in 1994 and 1993 primarily as a result of traffic volume growth; however, as a percentage of net operating revenues, interconnection costs decreased from 45.5 percent in 1992 to 44.2 percent and 44.0 percent in 1993 and 1994, respectively. These decreased percentages were primarily due to reductions in interconnection charges paid to local exchange companies, partially offset by increased costs related to settlements on international revenues.

 Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data systems sales. Operations expense increased $68 million in 1994 and $98 million in 1993, primarily due to expanded service offerings as well as providing services to new customers. The 1993 increase was also impacted by a change in accounting method whereby circuit activity costs are now being expensed when incurred (see Note 1 of Notes to Consolidated Financial Statements for additional information). Exclusive of the effect of this accounting change, 1993 operations expense increased $63 million.

 Selling, general and administrative (SG&A) expense increased $184 million and $120 million in 1994 and 1993, respectively, generally reflecting the overall growth in the division's operating activities. As a percentage of net operating revenues, these expenses have remained at relatively stable levels, increasing slightly to 25.4 percent in 1994 from 25.2 percent in 1993 and 1992. In 1994, this increase was generally due to increased advertising expenses resulting from the ongoing sales and marketing efforts which are critical in the intensely competitive long distance marketplace.

 Depreciation and amortization in 1994 increased $27 million compared to 1993, generally due to an increase in the asset base. Depreciation and amortization in 1993 decreased $63 million from 1992, primarily due to the change in accounting for circuit activity costs, as described above.

 In the 1994 fourth quarter, the division broke its string of nine consecutive quarters of increased operating income. Fourth quarter 1994 operating income decreased $27 million from the 1994 third quarter. This decline in operating income was primarily driven by lower revenue yields and seasonally lower volumes in the business market. Fourth quarter net operating revenues also reflect intensified competition in the residential marketplace. The reduction in net operating revenues was partially offset by lower expense levels, which included revised estimates related to employee benefit and operating tax expenses. The division has implemented various actions to address this decline, including selective pricing actions, product introductions, marketing initiatives, and process and productivity improvements. The division's return to previous operating levels will depend upon the success of marketing efforts and the ability to maintain pricing strategies and gain market share in the intensely competitive long distance marketplace. A continued focus on cost containment and technology improvements should also contribute to improved results.


Local Communications Services

                                       For the Years Ended
                                           December 31,
                                      1994       1993       1992
                                          (In Millions)

Net operating revenues
 Local service                     $ 1,752.3  $ 1,624.3  $ 1,507.4
 Network access                      1,598.4    1,530.4    1,425.8
 Toll service                          529.3      505.3      487.5
 Other                                 532.8      466.0      441.5

Total net operating revenues         4,412.8    4,126.0    3,862.2

Operating expenses
 Plant operations                    1,298.3    1,206.7    1,165.6
 Depreciation and amortization         794.6      733.0      720.0
 Customer operations                   549.3      532.4      473.7
 Other                                 748.7      700.1      663.3
 Merger and integration costs           --        190.1       --

Total operating expenses             3,390.9    3,362.3    3,022.6

Operating income                   $ 1,021.9    $ 763.7(1) $ 839.6

Operating margin                        23.2%      18.5%(1)   21.7%

Capital expenditures                 $ 914.2    $ 845.3    $ 839.4
Identifiable assets as of
 December 31                       $ 7,821.3  $ 7,604.0  $ 7,242.2

(1) Excluding the merger and integration costs of $190.1 million, operating income and margin for 1993 would have been $953.8 million and 23.1 percent, respectively.



 The local division consists principally of Sprint's rate-regulated, local exchange telephone operations.

 Net operating revenues increased 7 percent in both 1994 and 1993. Increased local service revenues reflect continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The division experienced a 4.8 percent growth in access lines during both 1994 and 1993. Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased during 1994 and 1993 as a result of increased traffic volumes, partially offset by periodic reductions in network access rates charged. Also affecting the 1993 increase were additional revenues resulting from the recognition of a portion of the merger, integration and restructuring costs for regulatory purposes in certain jurisdictions. Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, increased 5 percent and 4 percent in 1994 and 1993, respectively. Other revenues, including revenues from directory publishing fees, billing and collection services, and sales of telecommunications equipment, increased in 1994 and 1993 generally due to growth in equipment sales.

 Plant operations expense includes network operations costs; repair and maintenance costs of property, plant and equipment; and other costs associated with the provision of local exchange services.
The 8 percent and 4 percent increases in such costs in 1994 and 1993, respectively, were primarily related to increases in the costs of providing services resulting from access line growth. Additionally, certain states have implemented revised toll plans requiring payment of access charges for calls terminating in the service areas of other local exchange carriers, resulting in increased plant operations expense. Increased expenditures related to switching system software associated with advanced calling features also contributed to the higher level of plant operations expense in 1994.

 Depreciation and amortization expense increased $62 million in 1994, following a $13 million increase in 1993. These increases include the effects of depreciation rate changes, special short-term amortizations and nonrecurring charges approved by state regulatory commissions of $26 million and $7 million in 1994 and 1993, respectively. The remaining increases generally reflect plant additions.

 Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. These costs increased 3 percent and 12 percent in 1994 and 1993, respectively. The 1993 increase was primarily due to increased marketing costs and increased systems development costs incurred to enhance the division's billing processes.

 Other operating expense increased $49 million and $37 million in 1994 and 1993, respectively, primarily due to costs associated with the growth in equipment sales.

 The 1993 increases in plant operations, customer operations and other operating expenses also reflect the impact of the increased postretirement benefits cost of approximately $38 million recognized as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The amounts of such benefits were generally consistent between 1993 and 1994.

 Consistent with most local exchange carriers (LECs), the division accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. Sprint currently believes the division's rate-regulated operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the division operates in an evolving environment in which the regulatory framework is changing and the level and types of competition are increasing. Accordingly, Sprint constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event Sprint determines that the division's rate-regulated operations no longer qualify for the application of the provisions of SFAS No. 71, Sprint would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item. See
Note 8 of Notes to Consolidated Financial Statements for information regarding the primary components and estimated amounts of regulatory assets and liabilities as of December 31, 1994.


Cellular and Wireless Communications Services

                                         For the Years Ended
                                             December 31,
                                      1994       1993       1992
                                             (In Millions)

Net operating revenues               $ 701.8    $ 464.0    $ 322.2

Operating expenses
 Cost of services and products         233.2      154.9      118.3
 Selling, general and administrative   290.6      209.9      154.6
 Depreciation and amortization          92.4       75.0       52.1
 Merger and integration costs           --          3.2       --

Total operating expenses               616.2      443.0      325.0

Operating income (loss)               $ 85.6     $ 21.0(1)  $ (2.8)

Operating margin                        12.2%       4.5%(1)    --

Capital expenditures                 $ 264.3    $ 164.9    $ 123.8
Identifiable assets as of
 December 31                       $ 1,728.0  $ 1,504.3  $ 1,489.4

(1) Excluding the merger and integration costs of $3.2 million, operating income and margin for 1993 would have been $24.2 million and 5.2 percent, respectively.


 In addition to activities comprising the above operating results, Sprint's cellular and wireless division also owns minority interests in certain markets. Equity in the earnings and losses of these minority investments is included in "Other expense, net" in the Consolidated Statements of Income.

 The increases in net operating revenues during 1994 and 1993 resulted principally from the growth in the number of cellular subscribers, which increased 59 percent in 1994 and 67 percent in 1993. The effect of this growth was partially offset by a decline in service revenue per subscriber, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration. Future growth rates for net operating revenues and the number of cellular subscribers will be dependent on price levels and the quality of service in the competitive cellular marketplace as well as the impacts of emerging competition such as PCS.

 Excluding the costs and revenues related to equipment sales, costs of services and products declined to 24.2 percent of net operating revenues in 1994 from 26.3 percent in 1993 and 29.7 percent in 1992, generally reflecting economies of scale gained from serving additional subscribers. The increases in selling, general and administrative expense for 1994 and 1993 resulted principally from increased commissions and customer service expenses, as well as increased advertising costs related to the growth in the number of cellular subscribers. Despite the increases in the amount of SG&A expense, such costs as a percentage of net operating revenues (excluding revenues from equipment sales) declined to 45.0 percent in 1994 from 49.2 percent in 1993 and 52.3 percent in 1992. These improvements resulted primarily from additional economies realized from providing service and support to a larger customer base.
These economies contributed to a 3 percent decline in the total per unit cost to acquire customers (including costs of equipment sales) from 1993 to 1994. Depreciation and amortization increased during both 1994 and 1993 as additional investments in property, plant and equipment were required to meet the growth in the number of cellular subscribers.

Product Distribution and Directory Publishing

                                         For the Years Ended
                                             December 31,
                                      1994       1993       1992
                                             (In Millions)

Net operating revenues             $ 1,108.7    $ 945.2    $ 862.9

Operating expenses
 Cost of services and products         938.2      801.0      717.8
 Selling, general and administrative    88.1       74.6       71.7
 Depreciation and amortization           6.9        5.4        7.4
 Merger and integration costs           --          2.5       --

Total operating expenses             1,033.2      883.5      796.9

Operating income                      $ 75.5     $ 61.7(1)  $ 66.0

Operating margin                         6.8%       6.5%(1)    7.6%

Capital expenditures                   $ 6.7      $ 9.0      $ 5.8
Identifiable assets as of
 December 31                         $ 376.2    $ 341.8    $ 306.7

(1) Excluding the merger and integration costs of $2.5 million, operating income and margin for 1993 would have been $64.2 million and 6.8 percent, respectively.


 North Supply, a wholesale distributor of telecommunications products, had 1994 net operating revenues of $829 million, compared to $677 million in 1993 and $594 million in 1992. The increases primarily reflect additional nonaffiliated contracts and increased sales to the local division, partially as a result of sales to the merged Centel telephone operations. As a percentage of net operating revenues, operating expenses for 1994, 1993 and 1992 were
95.4 percent, 96.5 percent and 95.2 percent, respectively.

 Sprint Publishing & Advertising, a publisher and marketer of telephone directories, had net operating revenues of $280 million in 1994 compared with 1993 and 1992 net operating revenues of $268 million and $257 million, respectively. As a percentage of net operating revenues, operating expenses for 1994, 1993 and 1992 were
86.6 percent, 84.9 percent and 82.6 percent, respectively.

Non-operating Items

Interest Expense

 Interest expense totaled $398 million in 1994 compared to $452 million in 1993 and $511 million in 1992. These decreases generally reflect reductions in the average levels of debt outstanding as well as lower interest rates due to debt refinancings during 1993 and 1992. Sprint's average debt outstanding decreased $334 million and $596 million in 1994 and 1993, respectively, and the effective interest rate decreased 52 and 15 basis points, respectively.

Other Expense, Net

 The components of other income (expense), are as follows (in millions):

                                           For the Years Ended
                                               December 31,
                                        1994       1993       1992

Gain on sale of investment in          $ 34.7      $ --       $ --
 equity securities
Equity in earnings from cellular
 minority partnership interests          21.6       20.0       12.8
Loss on sales of accounts               (28.7)     (22.0)     (17.7)
 receivable
Minority interests                      (22.1)      (9.4)      (6.1)
Other, net                              (13.2)     (10.9)       6.0

Total other expense, net               $ (7.7)   $ (22.3)    $ (5.0)


Income Tax Provision

 Sprint's income tax provisions for 1994, 1993, and 1992 resulted in effective tax rates of 36 percent, 38 percent and 36 percent, respectively. During 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate to 35 percent from 34 percent. As a result, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding the differences which cause the effective income tax rates to vary from the statutory federal income tax rates.

 As of December 31, 1994, Sprint had recorded deferred income tax assets of $301 million related to postretirement benefits and other benefits, $93 million related to alternative minimum tax credit carryforwards, and $39 million (net of a $21 million valuation allowance) related to state operating loss carryforwards. Sprint's management has determined that it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

Discontinued Operations and Extraordinary Losses

 For the year ended December 31, 1994, Sprint recognized $7 million of income associated with the settlement of matters related to a discontinued operation. During 1993, Sprint incurred a loss from discontinued operations of $12 million, net of income tax benefits. In 1993 and 1992, Sprint incurred extraordinary losses related to the early extinguishments of debt of $29 million and $16 million, respectively, net of related income tax benefits.

Accounting Changes

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

Inflation

 The effects of inflation on Sprint's operations were not significant during 1994, 1993 or 1992.

Financial Condition

 Sprint's consolidated assets totaled $14.94 billion at December 31, 1994 compared to $14.15 billion at December 31, 1993. Accounts receivable increased $239 million as of December 31, 1994 compared to December 31, 1993 generally due to an 11 percent increase in consolidated net operating revenues and the timing of sales activities and cash collections. This increase did not have a significant impact on Sprint's aging of accounts receivable. Property, plant and equipment, net of accumulated depreciation, increased $564 million from 1993 to 1994. This increase was primarily a result of increased capital expenditures to enhance and upgrade Sprint's networks, to expand service capabilities and increase productivity. The $130 million investment in equity securities classified as a current asset as of December 31, 1993 was sold during 1994. Current maturities of long-term debt as of December 31, 1994 decreased $191 million compared to December 31, 1993 due to scheduled debt payments. As of December 31, 1994, Sprint's total capitalization aggregated $9.50 billion, consisting of long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Long-term debt (including current maturities) comprised 52 percent of total capitalization as of December 31, 1994, compared to 56 percent at year-end 1993.

Liquidity and Capital Resources

 Cash Flows - Operating Activities

 Cash flows from operating activities, which are Sprint's primary source of liquidity, were $2.47 billion, $2.11 billion and $2.25 billion in 1994, 1993 and 1992, respectively. Operating cash flows for 1994 and 1993 reflect improved operating results, partially offset by expenditures related to the 1993 merger, integration and restructuring actions of $86 million and $155 million for 1994 and 1993, respectively. The 1992 operating cash flows include proceeds of $300 million from the sale of accounts receivable within the long distance division.

 Cash Flows - Investing Activities

 Sprint's investing activities used cash of $1.98 billion, $1.57 billion and $1.58 billion in 1994, 1993 and 1992, respectively. Capital expenditures, which represent Sprint's most significant investing activity, were $2.02 billion, $1.59 billion and $1.47 billion in 1994, 1993 and 1992, respectively.

 Long distance capital expenditures were incurred each year primarily to increase the network capacity and to enhance network reliability and capabilities for providing new products and services. Capital expenditures for the local division were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. The increases in 1994 and 1993 capital expenditures for the cellular and wireless division reflect the significant increases in the number of cellular subscribers served during such years.

 Investing activities for 1994 also include $118 million received in connection with the sale of an investment in equity securities. Additionally, Sprint made investments of $49 million in connection with several joint ventures, which included initial funding requirements associated with a joint venture's participation in the PCS auction conducted by the FCC. Investing activities in 1992 included $250 million paid in connection with Sprint's $530 million acquisition of the remaining 19.9 percent interest in Sprint Communications Company L.P. (the Limited Partnership) and proceeds of $114 million from the sale of certain local telephone properties.

 Cash Flows - Financing Activities

 Sprint's financing activities used cash of $444 million, $596 million and $670 million in 1994, 1993 and 1992, respectively. Improved operating cash flows during each year, together with proceeds in 1992 from the sale of additional accounts receivable and from the divestiture of certain local telephone properties, allowed Sprint to fund capital expenditures and dividends internally and to reduce total debt outstanding during each year. In addition, the $280 million note issued to the seller in connection with the acquisition of the remaining interest in the Limited Partnership was paid in 1992.

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

 Sprint paid dividends to common and preferred shareholders of $349 million, $347 million and $300 million in 1994, 1993 and 1992, respectively. Sprint's indicated annual dividend rate on common stock is currently $1.00 per share.

 Liquidity and Capital Requirements

 Sprint anticipates cash flows from operating activities to be sufficient to fund dividends and capital expenditures during 1995. Sprint currently expects 1995 capital expenditures to be approximately $2.1 billion, excluding cash commitments associated with joint ventures. Sprint expects its external cash requirements for 1995 to be approximately $550 million to $650 million, which is generally required to repay scheduled long-term debt maturities and to refinance notes payable and commercial paper. Long-term debt outstanding as of December 31, 1994 includes $1.08 billion of notes payable and commercial paper. Such amounts which are not refinanced through the issuance of long-term debt will continue to be financed under existing credit facilities or may be reduced through free cash flows. External cash requirements will be financed primarily with debt, the source of which will depend upon prevailing market conditions during the year.

 As discussed in "Strategic Developments," in October 1994 Sprint entered into a joint venture with certain cable companies to provide wireless communications services to consumers and businesses on a broad geographic basis within the United States. The joint venture is bidding on certain PCS licenses currently being auctioned by the FCC. The results of this auction, which is anticipated to conclude during the 1995 first quarter, will likely cause the joint venture, and ultimately its partners, to incur significant cash commitments. Additionally in 1995, Sprint will incur cash commitments associated with the continued development of the joint venture's infrastructure and presence in the communications marketplace, as well as cash commitments associated with the planned joint venture to provide local telephone service in competition with non-Sprint LECs. Aggregate cash commitments associated with these joint venture activities will be fully determined upon completion of the FCC's auction and negotiation of definitive agreements related to local telephone activities.
Sprint is currently negotiating an interim credit facility to support anticipated cash commitments associated with these joint venture activities. A portion of the cash proceeds from the anticipated investment in Sprint by Deutsche Telekom and France Telecom would be used to ultimately fund commitments associated with joint venture activities.

 At year-end 1994, Sprint had the ability to borrow $525 million under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. Additionally, pursuant to shelf registration statements filed with the Securities and Exchange Commission, up to $1.2 billion of debt securities could be offered for sale as of December 31, 1994. In January 1995, $70 million of such debt securities under shelf registration statements were issued in order to reduce commercial paper outstanding.

 The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of December 31, 1994, Sprint had borrowing capacity of approximately $4.1 billion under the most restrictive of its debt covenants.

General Hedging Policies

 Sprint, on a limited basis, utilizes certain derivative financial instruments in an effort to manage exposure to interest rate risk and foreign exchange risk. Sprint's utilization of such derivative financial instruments related to hedging activities is generally limited to interest rate swap agreements and forward contracts and options in foreign currencies. Sprint will in no circumstance take speculative positions and create an exposure to benefit from market fluctuations. All hedging activity is in accordance with board-approved policies. Any potential loss or exposure related to Sprint's use of derivative instruments is immaterial to its overall operations, financial condition and liquidity. See Note 10 of Notes to Consolidated Financial Statements for more information related to Sprint's portfolio of derivative instruments.

Interest Rate Risk Management

 Sprint's interest rate risk management program focuses on minimizing vulnerability of net income to movements in interest rates, setting an optimal mixture of floating-rate and fixed-rate debt in the liability portfolio and preventing liquidity risk. Sprint primarily employs a gap methodology to measure interest rate exposure and utilizes simulation analysis to manage interest rate risk. Sprint takes an active stance in modifying hedge positions to benefit from the value of timing flexibility and fixed-rate/floating-rate adjustments.

Foreign Exchange Risk Management

 Sprint's foreign exchange risk management program focuses on optimizing consolidated cash flows and stabilizing accounting results. Sprint does not hedge translation exposure because it believes that optimizing consolidated cash flows will, over time, maintain shareholder value. Sprint's primary transaction exposure in foreign currencies results from changes in foreign exchange rates between the dates Sprint incurs and settles liabilities (payable in a foreign currency) to overseas telephone companies for the costs of terminating international calls made by Sprint's domestic customers.

Impact of Recently Issued Accounting Pronouncements

 The American Institute of Certified Public Accountants has issued a Statement of Position, "Reporting on Advertising Costs" which provides guidance on financial reporting of advertising costs in annual financial statements. The statement requires reporting the costs of all advertising as expenses in the periods in which the costs are incurred, or the first time the advertising takes place unless certain criteria for deferral are met. The statement is effective for financial statements for years beginning after June 15, 1994. Management believes that Sprint's current practice of expensing advertising costs as incurred meets the requirements of the statement.

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

 The consolidated financial statements included in this Annual
Report have been audited by Ernst & Young LLP, independent auditors. Their audit was conducted in accordance with generally accepted auditing standards and their report is included herein.

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



/s/ W. T. Esrey
William T. Esrey
Chairman, President and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

 We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows, and common stock and other shareholders' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index to Financial Statements, Financial Statement Schedule and Supplementary Data. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements or the schedule of Centel Corporation, a wholly-owned subsidiary, for the year ended December 31, 1992, which statements reflect net income constituting approximately 9 percent of consolidated net income for the year ended December 31, 1992. Those statements and the schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Centel Corporation, is based solely on the report of the other auditors.

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

 In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 As discussed in Notes 1, 2 and 3 to the consolidated financial statements, Sprint changed its method of accounting for postretirement benefits, postemployment benefits and circuit activity costs in 1993 and income taxes in 1992.


                                             ERNST & YOUNG LLP


Kansas City, Missouri
January 31, 1995


REPORT OF INDEPENDENT AUDITORS


To the Shareowners of Centel Corporation:

 We have audited the consolidated statements of income, common shareowners' investment and cash flows of CENTEL CORPORATION (a Kansas corporation) AND SUBSIDIARIES for the year ended December 31, 1992, prior to the pooling of interests with Sprint Corporation (and, therefore, are not presented herein) described in Note 9 to the consolidated financial statements of Sprint Corporation for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Centel Corporation and Subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

 Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. In connection with our audit, certain auditing procedures were applied to the following schedule which is required for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Such schedule is not included herein:

    Schedule VIII - Consolidated Allowance for Doubtful Accounts

 In our opinion, the information contained in the schedule fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP


Chicago, Illinois
February 3, 1993



CONSOLIDATED STATEMENTS OF INCOME                     Sprint Corporation



                                       For the Years Ended December 31,
                                         1994        1993       1992
                                     (In Millions, Except Per Share Data)

Net Operating Revenues              $  12,661.8  $ 11,367.8 $ 10,420.3

Operating Expenses
   Costs of services and products       6,361.0     5,736.1    5,325.5
   Selling, general and administrative  3,034.6     2,729.9    2,489.9
   Depreciation and amortization        1,478.4     1,358.7    1,391.5
   Merger, integration and
    restructuring costs                    --         292.5       --
   Total operating expenses            10,874.0    10,117.2    9,206.9

Operating Income                        1,787.8     1,250.6    1,213.4

Gain on divestiture of telephone           --          --         81.1
 properties
Interest expense                         (398.0)     (452.4)    (511.1)
Other expense, net                         (7.7)      (22.3)      (5.0)

Income from continuing operations
 before income taxes                    1,382.1       775.9      778.4

Income tax provision                     (498.4)     (295.3)    (282.3)

Income From Continuing Operations         883.7       480.6      496.1

Discontinued operations, net                7.0       (12.3)      --

Extraordinary losses on early
 extinguishments of debt, net              --         (29.2)     (16.0)
Cumulative effect of changes in
 accounting principles, net                --        (384.2)      22.7

Net income                                890.7        54.9      502.8

Preferred stock dividends                  (2.7)       (2.8)      (3.5)

Earnings applicable to common stock     $ 888.0      $ 52.1    $ 499.3

Earnings Per Common Share
   Continuing operations                 $ 2.53      $ 1.39     $ 1.46
   Discontinued operations                 0.02       (0.04)       --
   Extraordinary item                       --        (0.08)     (0.05)
   Cumulative effect of changes in
    accounting principles                   --        (1.12)      0.07

Total                                    $ 2.55      $ 0.15     $ 1.48

Weighted average number of common shares  348.7       343.7      337.2

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                           Sprint Corporation

                                                      As of December 31,
                                                       1994        1993
Assets                                                   (In Millions)
  Current assets
   Cash and equivalents                               $ 123.3      $ 76.8
   Accounts receivable, net of allowance
    for doubtful accounts of $128.9 million
    ($121.9 million in 1993)                          1,469.8     1,230.6
    Investment in equity securities                      --         130.2
   Inventories                                          215.8       182.3
   Deferred income taxes                                 54.2        81.1
   Prepaid expenses                                     144.5       120.7
   Other                                                180.9       156.1

   Total current assets                               2,188.5     1,977.8

  Investments in equity securities                      177.6       173.1
  Property, plant and equipment
    Long distance communications services             6,056.3     5,492.7
    Local communications services                    11,827.4    11,226.4
    Cellular and wireless communications services       818.5       569.6
    Other                                               498.6       433.7
                                                     19,200.8    17,722.4

    Less accumulated depreciation                     8,322.2     7,407.6
                                                     10,878.6    10,314.8

  Cellular minority partnership interests               301.7       284.9
  Excess of cost over net assets acquired               706.7       739.5
  Other assets                                          683.2       658.8

                                                   $ 14,936.3  $ 14,148.9


CONSOLIDATED BALANCE SHEETS (continued)               Sprint Corporation

                                                      As of December 31,
                                                       1994        1993
Liabilities and Shareholders' Equity                     (In Millions)
  Current liabilities
   Current maturities of long-term debt               $ 332.4     $ 523.4
   Accounts payable                                   1,072.2       875.2
   Accrued interconnection costs                        527.6       537.7
   Accrued taxes                                        268.5       307.2
   Advance billings                                     167.6       150.6
   Other                                                686.3       674.5

   Total current liabilities                          3,054.6     3,068.6

  Long-term debt                                      4,604.8     4,571.0

  Deferred credits and other liabilities
   Deferred income taxes and investment
   tax credits                                        1,259.0     1,229.9
   Post retirement and other benefit obligations        850.3       793.1
   Other                                                605.7       529.4
                                                      2,715.0     2,552.4

  Redeemable preferred stock                             37.1        38.6

  Common stock and other shareholders' equity
   Common stock, par value $2.50 per share,
    authorized 500.0 million shares, issued
    348.6 million (343.4 million in 1993), and
    outstanding 348.3 million (343.4 million in 1993)   871.4       858.5
    Capital in excess of par or stated value            942.9       827.4
    Retained earnings                                 2,730.9     2,184.2
    Other                                               (20.4)       48.2
                                                      4,524.8     3,918.3
                                                   $ 14,936.3  $ 14,148.9

  See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS            Sprint Corporation
                                          For the Years Ended December 31,
                                             1994       1993       1992
                                                    (In Millions)
Operating Activities
Net income                                  $ 890.7     $ 54.9    $ 502.8
Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization             1,478.4    1,358.7    1,391.5
  Deferred income taxes and
   investment tax credits                      74.6      (34.5)       3.0
  Gain on sale of investment in
   equity securities                          (34.7)       --         --
  Gain on divestiture of telephone
   properties                                   --         --       (81.1)
  Extraordinary losses on early
   extinguishments of debt                      --        20.4       14.2
  Cumulative effect of changes in
   accounting principles                        --       384.2      (22.7)
  Changes in operating assets and
   liabilities
    Accounts receivable, net                 (239.2)    (185.8)     257.8
    Inventories and other current
     assets                                   (84.5)     (42.7)     (13.9)
    Accounts payable, accrued expenses
     and other current liabilities            197.8      362.0      126.8
    Noncurrent assets and liabilities, net    134.3      135.1      152.3
    Other, net                                 54.6       60.1      (80.1)
Net cash provided by operating
 activities                                 2,472.0    2,112.4    2,250.6

Investing Activities
Capital expenditures                       (2,015.9)  (1,594.7)  (1,466.2)
Proceeds from sale of investment in
 equity securities                            117.7        --         --
Equity investments                            (49.2)       9.0       (1.7)
Acquisition of Limited Partnership
 minority interest                              --         --      (250.0)
Proceeds from divestiture of
 telephone properties                           --         --       114.0
Other, net                                    (34.5)      17.3       26.0
Net cash used by investing
 activities                                (1,981.9)  (1,568.4)  (1,577.9)

Financing Activities
Proceeds from long-term debt                  107.9      840.4      951.2
Retirements of long-term debt                (597.0)  (1,589.0)  (1,257.4)
Net increase in notes payable and
 commercial paper                             321.5      393.5      147.0
Payment of note payable to minority
 partner                                        --         --      (280.0)
Proceeds from common stock issued              42.7       70.8       51.6
Proceeds from employees stock
 purchase installments                         33.1       28.3       13.2
Dividends paid                               (349.4)    (347.1)    (300.1)
Other, net                                     (2.4)       7.1        4.7
Net cash used by financing
 activities                                  (443.6)    (596.0)    (669.8)

Increase (Decrease) in Cash and Equivalents    46.5      (52.0)       2.9
Cash and Equivalents at Beginning of Year      76.8      128.8      125.9

Cash and Equivalents at End of Year         $ 123.3     $ 76.8    $ 128.8


Supplemental Cash Flows Information
Cash paid for interest                      $ 418.1    $ 453.6    $ 507.5
Cash paid for income taxes                  $ 435.1    $ 292.4    $ 269.0
Noncash Financing Activities
Common stock contributed to employee
 savings plans, at market                    $ 31.0     $ 39.0     $ 28.0

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF COMMON STOCK       Sprint Corporation
AND OTHER SHAREHOLDERS' EQUITY

    For the Years Ended December 31, 1994, 1993 and 1992

                                     Capital
                                       in
                                     Excess
                                     of Par
                                       or
                             Common  Stated  Retained
                             Stock   Value   Earnings    Other      Total
                                          (In Millions)

Balance as of January 1,
1992 (334.8 million shares
issued and outstanding)     $ 836.9 $ 640.3  $2,248.1  $ (53.4)  $ 3,671.9

Net income                     --      --       502.8     --         502.8
Common stock dividends         --      --      (296.6)    --        (296.6)
Preferred stock dividends      --      --        (3.5)    --          (3.5)
Employee stock purchase and
 other installments
 received, net                 --      --        --       15.5        15.5
Common stock issued             9.9    73.7      --       (6.5)       77.1
Other, net                      0.3     3.5       0.9     (0.3)        4.4

Balance as of December 31,
1992 (338.9 million shares
issued and outstanding)       847.1   717.5   2,451.7    (44.7)    3,971.6

Net income                     --      --        54.9     --          54.9
Common stock dividends         --      --      (324.5)    --        (324.5)
Preferred stock dividends      --      --        (2.8)    --          (2.8)
Employee stock purchase and
 other installments
 received, net                 --      --        --       30.8        30.8
Common stock issued            11.0    98.4      --       (2.4)      107.0
Change in unrealized
 holding gains on
 investments in equity
 securities, net               --      --        --       64.8        64.8
Other, net                      0.4    11.5       4.9     (0.3)       16.5

Balance as of December 31,
1993 (343.4 million shares
issued and outstanding)       858.5   827.4   2,184.2     48.2     3,918.3

Net income                     --      --       890.7     --         890.7
Common stock dividends         --      --      (346.7)    --        (346.7)
Preferred stock dividends      --      --        (2.7)    --          (2.7)
Employee stock purchase and
 other installments
 received, net                 --      --        --       15.0        15.0
Common stock issued            12.8   111.9      --      (53.4)       71.3
Change in unrealized
 holding gains on
 investments in equity
 securities, net               --      --        --      (20.5)      (20.5)
Other, net                      0.1     3.6       5.4     (9.7)       (0.6)

Balance as of December 31,
1994 (348.6 million shares
issued and 348.3 million
shares outstanding)          $871.4  $942.9  $2,730.9   $(20.4)   $4,524.8



See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sprint Corporation

1.   Summary of Significant Accounting Policies

 This summary of significant accounting policies of Sprint
Corporation is presented to assist in understanding the accompanying consolidated financial statements.

Basis of Consolidation and Presentation

 The accompanying consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in less than 50 percent-owned partnerships or joint ventures are accounted for using the equity method.

 In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's rate-regulated telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $285 million, $225 million and $194 million in 1994, 1993 and 1992, respectively.

 All other significant intercompany transactions have been eliminated.

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

Revenue Recognition

 Operating revenues for the long distance, local and cellular and wireless communications services divisions are recognized as communications services are rendered. Operating revenues for the long distance communications services division are recorded net of an estimate for uncollectible accounts. Operating revenues for Sprint's product distribution business are recognized upon delivery of products to customers.

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

 As part of its cash management program, Sprint utilizes controlled disbursement banking arrangements. As of December 31, 1994 and 1993, outstanding checks in excess of cash balances of $174 million and $166 million, respectively, are included in accounts payable. Sprint had sufficient funds available to fund these outstanding checks when they were presented for payment.

Investments in Equity Securities

 Investments in equity securities are classified as available for sale and are reported at fair value (estimated based on quoted market prices) as of December 31, 1994 and 1993. As of December 31, 1994 and 1993, the cost of such investments was $109 million and $202 million, respectively, with the gross unrealized holding gains of $69 million and $101 million, respectively, reflected as an addition to other shareholders' equity, net of related income taxes.

 During 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million.

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

 Effective January 1, 1993, Sprint's long distance communications services division changed its method of accounting for certain costs related to connecting new customers to its network. The change was made to conform Sprint's accounting to the predominant industry practice for such costs. Under the new method, such costs (which were previously capitalized) are being expensed when incurred. The resulting nonrecurring, noncash charge of $32 million ($0.09 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle. The proforma impact of retroactive application of the change would not have been material to net income or earnings per share for 1992, and the impact of the change on Sprint's 1993 operating expenses was not significant.

Depreciation

 The cost of property, plant and equipment is depreciated generally on a straight-line basis over the estimated useful lives (such lives related to regulated property, plant and equipment are those prescribed by regulatory commissions). Depreciation rate changes, special short-term amortizations and nonrecurring charges approved by regulatory commissions for the rate-regulated telephone companies resulted in additional depreciation totaling $26 million, $7 million and $46 million in 1994, 1993 and 1992, respectively. After the related effects on revenues and income taxes, these items reduced income from continuing operations for 1994, 1993 and 1992 by approximately $14 million, $4 million and $24 million, respectively.

Cellular Minority Partnership Investments

 Cellular minority partnership investments include the excess of the purchase price over the underlying book value of cellular communications partnerships of $195 million and $201 million as of December 31, 1994 and 1993, respectively. Such excess is being amortized on a straight-line basis over 40 years; accumulated amortization aggregated $35 million and $29 million as of December 31, 1994 and 1993, respectively.

Excess of Cost over Net Assets Acquired

 The excess of the purchase price over the fair value of net assets acquired, principally related to cellular communications services properties, is being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $132 million and $112 million as of December 31, 1994 and 1993, respectively.

Income Taxes

 Deferred income taxes are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

 Investment tax credits related to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.

Interest Charged to Construction

 Regulatory commissions allow the rate-regulated telephone companies to capitalize an allowance for funds expended during construction. Amounts capitalized will be recovered over the service lives of the respective assets constructed as the resulting higher depreciation is recovered through increased revenues. Interest costs associated with the construction of capital assets for Sprint's other operations are capitalized in accordance with SFAS No. 34, "Capitalization of Interest Costs." Total amounts capitalized during 1994, 1993 and 1992 were $9 million, $8 million and $11 million, respectively.

Earnings Per Share

 Earnings per common share amounts are based on the weighted average number of shares both outstanding and issuable assuming exercise of all dilutive options, as applicable.

2.   Employee Benefit Plans

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

 Sprint's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1994, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

 The components of the net pension costs (credits) and related weighted average assumptions are as follows (in millions):
                                       1994      1993      1992

Service cost -- benefits earned
 during the period                    $ 61.6    $ 58.2    $ 50.8
Interest cost on projected benefit
 obligation                            121.6     103.9      96.1
Actual return on plan assets            (1.1)   (241.2)    (89.5)
Net amortization and deferral         (176.6)     62.5     (64.7)

Net pension cost (credit)              $ 5.5   $ (16.6)   $ (7.3)

Discount rate                            7.5%      8.0%      8.4%
Expected long-term rate of return
 on plan assets                          9.5%      9.5%      8.5%
Anticipated composite rate of
 future increases in compensation        4.5%      5.5%      6.2%



 In addition, Sprint recognized pension curtailment losses of $3 million in 1993 as a result of integration and restructuring actions (see Notes 9 and 10).

 The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows (in millions):

                                                   1994         1993

Actuarial present value of benefit obligations
  Vested benefit obligation                    $ (1,338.1)  $ (1,277.0)
  Accumulated benefit obligation               $ (1,459.5)  $ (1,462.7)

Projected benefit obligation                   $ (1,547.3)  $ (1,582.9)
Plan assets at fair value                         1,950.2      2,029.0

Plan assets in excess of the projected
 benefit obligation                                 402.9        446.1
Unrecognized net gains                             (203.8)      (197.3)
Unrecognized prior service cost                     107.4         88.1
Unamortized portion of transition asset            (197.0)      (221.9)

Prepaid pension cost                              $ 109.5      $ 115.0


 The projected benefit obligations as of December 31, 1994 and 1993 were determined using discount rates of 8.5 percent and 7.5 percent, respectively, and anticipated composite rates of future increases in compensation of 5.0 percent and 4.5 percent, respectively.

Defined Contribution Plans

 Sprint sponsors defined contribution employee savings plans covering substantially all employees. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by Sprint based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by Sprint. For these participants, Sprint provides matching contributions in common stock equal to 50 percent of participants' contributions up to 6 percent of their compensation and may, at the discretion of the Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock in comparison to other telecommunications companies. Sprint's matching contributions (including cash contributions under the former Centel Corporation [Centel] savings plans) aggregated $49 million, $49 million and $40 million in 1994, 1993 and 1992, respectively.

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

 Effective January 1, 1993, Sprint changed or modified its method of accounting for postretirement benefits by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The resulting nonrecurring, noncash charge of $341 million ($1.00 per share), net of related income tax benefits, is reflected in the 1993 consolidated statement of income as a cumulative effect of change in accounting principle. During 1992, the cost of providing postretirement benefits to Sprint's retirees was expensed as such costs were paid, while for Centel's employees and retirees, an accrual basis approach was utilized to recognize such costs.

 Upon adoption of the new standard, Sprint elected to immediately recognize its previously unrecorded obligation for postretirement benefits already earned by current retirees and employees (the transition obligation), a substantial portion of which related to its rate-regulated telephone companies. Pursuant to SFAS No. 71, regulatory assets associated with the recognition of the transition obligation were recorded in jurisdictions where the regulators have issued orders specific to Sprint permitting recognition of net postretirement benefits costs for ratemaking purposes, and providing for recovery of the transition obligation over a period of no longer than 20 years. As of December 31, 1994, such regulatory assets aggregated $78 million. In all other jurisdictions, regulatory assets associated with the recognition of the transition obligation were not recorded due to the uncertainties as to the timing and extent of recovery.

 The components of the net postretirement benefits cost are as follows (in millions):

                                                   1994      1993

Service cost -- benefits earned during the
 period                                           $ 23.5    $ 22.1
Interest on accumulated benefit obligation          53.4      56.5
Net amortization and deferral                       (1.9)     --

Net postretirement benefits cost                  $ 75.0    $ 78.6



 For measurement purposes, a weighted average annual health care cost trend rate of 12 percent was assumed for 1994, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a 1 percent increase in the assumed trend rates would have increased the 1994 net postretirement benefits cost by approximately $25 million. The discount rates for 1994 and 1993 were 7.5 percent and 8.0 percent, respectively.

 In addition, Sprint recognized postretirement benefits curtailment losses of $11 million in 1993 as a result of integration and restructuring actions (see Notes 9 and 10).

 The cost of providing postretirement benefits was $28 million in 1992.

 The amounts recognized in the consolidated balance sheets as of December 31, are as follows (in millions):

                                                   1994      1993

Accumulated postretirement benefits obligation
Retirees                                         $ 299.2   $ 322.8
Active plan participants -- fully eligible         130.7     158.0
Active plan participants -- other                  246.2     254.4
                                                   676.1     735.2

Unrecognized prior service benefit                   6.4       6.8
Unrecognized net gains                             155.3      38.9

Accrued postretirement benefits cost             $ 837.8   $ 780.9



 The accumulated benefits obligations as of December 31, 1994 and 1993 were determined using discount rates of 8.5 percent and 7.5 percent, respectively. An annual health care trend rate of 12 percent was assumed for 1995, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a 1 percent annual increase in the assumed health care cost trend rates would have increased the accumulated benefits obligation as of December 31, 1994 by approximately $86 million.

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

3.   Income Taxes

 The components of the income tax provisions allocated to continuing operations are as follows (in millions):

                                         1994      1993      1992

Current income tax provision
 Federal                               $ 343.4   $ 275.6   $ 242.1
 State                                    80.4      54.2      37.2
                                         423.8     329.8     279.3
Deferred income tax provision (benefit)
 Federal                                 100.2      16.4       9.5
 State                                    (3.6)    (26.2)     24.8
 Amortization of deferred
  investment tax credits                 (22.0)    (24.7)    (31.3)
                                          74.6     (34.5)      3.0

Total income tax provision             $ 498.4   $ 295.3   $ 282.3



 On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Accordingly, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate. The resulting adjustment related to Sprint's nonregulated subsidiaries increased the 1993 deferred income tax provision by $13 million ($0.04 per share). Adjustments to the net deferred income tax liabilities associated with the rate-regulated telephone companies were generally recorded as reductions to regulatory liabilities.

 The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1994 and 1993 and 34 percent in 1992 are as follows (in millions):

                                         1994       1993       1992

Income tax provision at the            $ 483.7    $ 271.6    $ 264.7
 statutory rate
Less investment tax credits
 included in income                       22.0       24.7       31.3
Expected federal income tax provision
 after investment tax credits            461.7      246.9      233.4

Effect of
 State income taxes, net of federal
  income tax effect                       49.9       18.2       40.9
 Differences required to be flowed
  through by regulatory commissions        4.8        6.0        5.6
 Reversal of rate differentials           (9.7)     (13.0)     (16.3)
 Amortization of intangibles               8.8        8.8        8.6
 Merger related costs                      --        18.0        --
 Other, net                              (17.1)      10.4       10.1

Income tax provision, including
 investment tax credits                $ 498.4    $ 295.3    $ 282.3

Effective income tax rate                 36%        38%        36%



The income tax provisions (benefits) allocated to other items are as follows (in millions):

                                         1994       1993       1992

Discontinued operations                 $ (9.0)    $ (6.6)     $ --
Extraordinary losses on early
 extinguishments of debt                   --       (20.3)      (9.1)
Cumulative effect of changes in
 accounting principles
   Postretirement benefits                 --      (216.7)       --
   Postemployment benefits                 --        (6.7)       --
   Circuit activity costs                  --       (21.5)       --
Unrealized holding gains on
 investments in equity securities
 (recorded directly to shareholders'
 equity)                                 (11.6)      36.5        --
Stock ownership, purchase and options
 arrangements (recorded directly to
 shareholders' equity)                    (8.1)     (10.6)      (6.0)


 Deferred income taxes are provided for the temporary differences between the carrying amounts of Sprint's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1994 and 1993, along with the income tax effect of each, are as follows (in millions):

                                    1994 Deferred            1993 Deferred
                                     Income Tax               Income Tax
                                Assets    Liabilities    Assets    Liabilities

Property, plant and equipment   $ --      $ 1,592.3      $ --      $ 1,611.1
Postretirement and other
 benefits                        301.3         --         281.1         --
Alternative minimum tax
 credit carryforwards             93.0         --         259.7         --
Operating loss carryforwards      59.9         --          64.7         --
Integration and
 restructuring costs              12.2         --          35.0         --
Regulatory revenue reserves       33.4         --          10.2         --
Other, net                        --            2.9        --           20.1
                                 499.8      1,595.2       650.7      1,631.2
Less valuation allowance          21.1         --          24.5         --

Total                          $ 478.7    $ 1,595.2     $ 626.2    $ 1,631.2


  During 1994 and 1993, the valuation allowance related to deferred income tax assets decreased $3 million and $6 million, respectively.

  As of December 31, 1994, Sprint has available, for income tax purposes, $93 million of alternative minimum tax credit carryforwards to offset regular income tax payable in future years, and tax benefits of $60 million associated with state operating loss carryforwards. The loss carryforwards expire in varying amounts annually from 1995 through 2009.

  Effective January 1, 1992, Sprint changed its method of accounting for income taxes by adopting SFAS No. 109. The cumulative effect of this change in accounting principle increased 1992 net income by $23 million ($0.07 per share).

4.   Debt

  Long-term debt, as of December 31, is as follows (in millions):

                                      Maturing      1994        1993
Corporate
   Senior notes
     8.60% to 9.71%                     1994       $ --       $ 225.0
     9.45%                              1995         50.0        50.0
     10.45%                             1996        200.0       200.0
     9.88%                              1997         80.0       120.0
     9.19% to 9.60%                     1998         43.0        43.0
     8.13% to 9.80%                2000 to 2003     632.3       632.3
   Debentures
     9.25%                              2022        200.0       200.0
   Notes payable and commercial paper,
    classified as long-term debt        1996        934.0       634.4
   Other
     11.88%                             1999         --           4.5
Long Distance Communications Services
   Vendor financing agreements
     6.99% to 15.00%               1995 to 2001     223.1       423.4
Local Communications Services
   First mortgage bonds
     2.00% to 9.37%                1995 to 1999     156.6       197.8
     5.88% to 9.29%                2000 to 2004     593.0       595.7
     4.00% to 8.75%                2005 to 2009     249.2       268.0
     6.88% to 9.79%                2010 to 2014     110.0        80.0
     8.77% to 9.28%                2015 to 2019     254.6       275.0
     7.13% to 9.89%                2020 to 2024     147.9       148.6
   Debentures and notes
     4.50% to 9.61%                1995 to 2020     424.0       424.4
   Notes payable and commercial paper,
    classified as long-term debt        1996        143.4       121.4
   Other
     2.00% to 19.45%               1995 to 2017      20.0        17.3
Other
   Senior notes
     9.88%                              1998        250.0       277.1
   Debentures
     9.00%                              2019        150.0       150.0
   Other
     5.39% to 13.00%               1995 to 1999      76.1         6.5
                                                  4,937.2     5,094.4
Less current maturities                             332.4       523.4
Long-term debt                                  $ 4,604.8   $ 4,571.0



  Long-term debt maturities during each of the next five years are as follows (in millions):


1995                                                     $ 332.4
1996                                                     1,337.4
1997                                                       110.9
1998                                                       410.6
1999                                                        52.9



  Property, plant and equipment with an aggregate cost of approximately $10.89 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

  Notes payable and commercial paper outstanding and related weighted average interest rates, as of December 31, are as follows
(in millions):
                                                1994      1993

Bank notes, 5.85% (3.55% in 1993)             $ 263.0   $ 397.5
Master Trust notes, 6.33% (3.71% in 1993)       248.7     250.0
Commercial paper, 5.08% (3.29% in 1993)         565.7     108.3

Total notes payable and commercial paper    $ 1,077.4   $ 755.8



  Notes payable and commercial paper outstanding as of December 31, 1994 and 1993 are classified as long-term debt due to Sprint's intent to refinance such borrowings on a long-term basis and due to its demonstrated ability to do so pursuant to the $1.1 billion revolving credit agreement described below.

  The bank notes are renewable at various dates throughout the year. Sprint pays a fee to certain commercial banks to support current and future credit requirements based upon loan commitments. Lines of credit may be withdrawn by the banks if there is a material adverse change in Sprint's financial condition.

  Sprint has a Master Trust Note Agreement with the trust division of a bank to borrow funds on demand. Interest on such borrowings is at a rate that yields interest equivalent to the most favorable discount rate paid on 30-day commercial paper.

  As of December 31, 1994, Sprint had a total of $1.3 billion of credit arrangements, consisting of various bank commitments and a $1.1 billion revolving credit agreement with a syndicate of domestic and international banks. At that date, Sprint had availability totaling $525 million under such arrangements. The revolving credit agreement expires in July 1996 and, subject to the approval of the lenders, may be extended for an additional year.

  Sprint is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1994.

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

5.   Redeemable Preferred Stock

  Sprint has 20 million authorized shares and subsidiaries have approximately 6 million authorized shares of preferred stock, including non-redeemable preferred stock. The redeemable preferred stock outstanding, as of December 31, is as follows (in millions):

                                                      1994      1993

Third series -- stated value $100 per share,
 shares - 196,000 in 1994 and 208,000 in
 1993, non-participating, non-voting,
 cumulative 7.75% annual dividend rate               $ 19.6    $ 20.8
Fifth series -- stated value $100,000 per
 share, shares - 95 in 1994 and 1993, voting,
 cumulative 6% annual dividend rate                     9.5       9.5
Subsidiaries -- stated value ranging from $10
 to $100 per share, shares - 364,345 in 1994
 and 380,055 in 1993, annual dividend rates
 ranging from 4.7% to 5.4%                              8.0       8.3

Total redeemable preferred stock                     $ 37.1    $ 38.6



  Sprint's third series preferred stock is redeemed through a sinking fund at the rate of 12,000 shares, or $1.2 million per year, until 2008, at which time all remaining shares are to be redeemed. Sprint may redeem additional third series preferred shares at $102.29 per share during 1995, and at declining amounts in succeeding years. In the event of default, the holders of Sprint's third series redeemable preferred stock are entitled to elect a certain number of directors until all arrears in dividend and sinking fund payments have been paid.

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

6.   Common Stock

  Common stock activity during 1994 and shares reserved for future grants under stock option plans or future issuances under various arrangements are as follows (in millions):

                                                 Number of Shares
                                              1994     Reserved as of
                                            Activity  December 31, 1994

Employees Stock Purchase Plan                  2.7            --
Employee savings plans                         1.3           3.4
Automatic Dividend Reinvestment Plan           0.2           1.2
Officer and key employees' and
 directors' stock options                      0.9           4.7
Conversion of preferred stock and
 other                                         0.1           1.5
Total                                          5.2          10.8


  As of December 31, 1994, elections to purchase 2.9 million of Sprint's common shares were outstanding under the 1994 offering of the Employees Stock Purchase Plan. The purchase price under the offering cannot exceed $32.35 per share, such price representing 85 percent of the average market price on the offering date, or fall below $12.00 per share. The 1994 offering terminates on June 30, 1996.

  Under various stock option plans, shares of common stock are reserved for issuance to officers, other key employees and outside directors. All options are granted at 100 percent of the market price at date of grant. Approximately 2 percent of all options outstanding as of December 31, 1994 provide for the granting of stock appreciation rights as an alternate method of settlement upon exercise. A summary of stock option activity under the plans is as follows (in millions, except per share data):

                                                 Per Share
                                      Number     Exercise     Aggregate
                                        of         Price      Exercise
                                      Shares    Low    High    Amount

Shares under option as of
 January 1, 1992   (5.1
 million shares exercisable)           9.3     $ 9.44 $ 39.31  $ 200.2
Granted                                0.4      21.56   25.88      9.9
Exercised
 Options without stock                (1.3)      9.44   29.68    (22.6)
  appreciation rights
 Options with stock                   (0.5)      9.44   29.68     (7.1)
  appreciation rights
Terminated and expired                (0.4)     14.03   33.75    (10.2)

Shares under option as of
 December 31, 1992   (5.5
 million shares exercisable)           7.5       9.44   39.31    170.2

Granted                                1.6      27.50   38.44     50.3
Exercised
 Options without stock
  appreciation rights                 (2.1)      9.44   33.75    (41.0)
 Options with stock
  appreciation rights                 (0.3)     11.09   29.68     (5.5)
Terminated and expired                (0.1)     18.16   33.75     (3.2)

Shares under option as of
 December 31, 1993 (4.5
 million shares exercisable)           6.6       9.44   39.31    170.8

Granted                                2.8      30.81   39.50    100.3
Exercised
 Options without stock
  appreciation rights                 (0.8)      9.44   33.75    (17.4)
 Options with stock
  appreciation rights                 (0.2)     11.09   29.68     (3.8)
Terminated and expired                (0.6)     22.13   36.69    (16.7)

Shares under option as of
 December 31, 1994   (3.7
 million shares exercisable)           7.8    $ 11.09 $ 39.50  $ 233.2



  During 1990, the Savings Plan Trust, an employee savings plan, acquired shares of common stock from Sprint in exchange for a $75 million promissory note payable to Sprint. The note bears an interest rate of 9 percent and is to be repaid from the common stock dividends received by the plan and the contributions made to the plan by Sprint in accordance with plan provisions. The remaining balance of the note receivable of $58 million as of December 31, 1994 is reflected as a reduction to other shareholders' equity.

     Under a Shareholder Rights plan, one-half of a Preferred Stock Purchase Right is attached to each share of common stock. Each Right, which is exercisable and detachable only upon the occurrence of certain takeover events, entitles shareholders to buy units consisting of one one-hundredth of a newly issued share of Preferred Stock-Fourth Series, Junior Participating at a price of $235 per unit or, in certain circumstances, common stock. Under certain circumstances, Rights beneficially owned by an acquiring person become null and void. Sprint's Preferred Stock-Fourth Series is without par value. It is voting, cumulative and accrues dividends equal generally to the greater of $10 per share or one hundred times the aggregate per share amount of all common stock dividends. No shares of Preferred Stock-Fourth Series were issued or outstanding at December 31, 1994. The Rights may be redeemed by Sprint at a price of one cent per Right and will expire on September 8, 1999.

  During 1994, 1993 and 1992, Sprint declared and paid annual dividends on common stock of $1.00 per share, and Centel declared pre-merger (see Note 9) common stock dividends of $0.15 and $0.90 per share during 1993 and 1992, respectively. The most restrictive covenant applicable to dividends on common stock results from the $1.1 billion revolving credit agreement. Among other restrictions, this agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $1.67 billion of Sprint's $2.73 billion consolidated retained earnings were effectively restricted from the payment of dividends as of December 31, 1994. The indentures and financing agreements of certain of Sprint's subsidiaries contain various provisions restricting the payment of cash dividends on subsidiary common stock held by Sprint. In connection with these restrictions, $792 million of the related subsidiaries' $1.78 billion total retained earnings is restricted as of December 31, 1994. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

7.   Commitments and Contingencies

Litigation, Claims and Assessments

  Following announcement of Sprint's merger with Centel (see Note
9), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits have been dismissed, while the federal suits have been consolidated into a single action and seek damages for alleged violations of securities laws. In January 1995, a purported class action suit was filed against Centel's financial advisors in state court in New York in connection with the Sprint/Centel merger. Sprint may have indemnification obligations to the financial advisors in connection with this suit. Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Accounts Receivable Sold with Recourse

  Under an agreement available through December 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. Sprint is required to repurchase the designated pool of accounts receivable only upon the occurrence of specified events involving non-collectibility of accounts. As of December 31, 1994, Sprint had not been required to repurchase receivables under this recourse provision. Because Sprint retains credit losses associated with its accounts receivable, any exposure related to this retention is estimated in conjunction with Sprint's calculation of its reserve for uncollectible accounts. On a quarterly basis, subject to the approval of the investors, Sprint may extend the agreement for an additional 90 days. Receivables sold that remained uncollected as of December 31, 1994 and 1993 aggregated $600 million.

Commitments

  See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of cash commitments associated with joint ventures.

Operating Leases

  Minimum rental commitments as of December 31, 1994 for all non-cancelable operating leases, consisting principally of leases for data processing equipment and real estate, are as follows (in millions):



1995                                                   $ 316.7
1996                                                     218.3
1997                                                     141.0
1998                                                     106.5
1999                                                      85.6
Thereafter                                               260.9



  Gross rental expense aggregated $387 million, $387 million and $385 million in 1994, 1993 and 1992, respectively. The amount of rental commitments applicable to subleases, contingent rentals and executory costs is not significant.

8.   Regulatory Accounting

 Consistent with most local exchange carriers, the local communications services division accounts for the economic effects of regulation pursuant to SFAS No. 71. The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. Sprint currently believes the local communications services division's rate-regulated operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the local communications services division operates in an evolving environment in which the regulatory framework is changing and the level of competition is increasing. Accordingly, Sprint constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers.

 The approximate amount of Sprint's net regulatory assets at December 31, 1994 was between $450 million and $800 million, consisting primarily of property, plant and equipment and deferred postretirement benefit obligations, partially offset by deferred tax liabilities. The estimate for property, plant and equipment was calculated based upon a projection of useful remaining lives which are affected by the development of competition, changes in regulation, and the expansion of broadband services to be offered to customers.


9.   Sprint / Centel Merger

 Effective March 9, 1993, Sprint consummated its merger with Centel, a telecommunications company with local exchange and cellular and wireless communications services operations. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock, or approximately 119 million shares. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges of $259 million, which reduced 1993 income from continuing operations by $172 million ($0.50 per share).

 The merger was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements were retroactively restated in 1993 for the year ended December 31, 1992 to include the results of operations, financial position and cash flows of Centel. In addition, the accompanying consolidated financial statements reflect the elimination of significant, recurring intercompany transactions and certain adjustments to conform the accounting policies of the two companies.

10.  Additional Financial Information

Segment Information

 Information related to Sprint's operating business segments is included in the tables in "Segmental Results of Operations" of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The net operating revenues and operating expenses shown in such tables include revenues and expenses eliminated in consolidation totaling $367 million, $307 million and $285 million for the years ended December 31, 1994, 1993 and 1992, respectively. Sprint incurred capital expenditures of $57 million, $46 million and $29 million for the years ended December 31, 1994, 1993 and 1992, respectively, and had identifiable assets of $472 million, $506 million and $329 million at December 31, 1994, 1993 and 1992, respectively, not attributable to segmental operations. Additionally, Sprint incurred $51 million of merger, integration and restructuring costs not attributable to its segmental operations for the year ended December 31, 1993.

Realignment and Restructuring Charge

  During 1993, Sprint initiated a realignment and restructuring of its long distance communications services division, including the elimination of approximately 1,000 positions and the closure of two facilities. These actions resulted in a nonrecurring charge of $34 million, which reduced income from continuing operations by $21 million ($0.06 per share).

Divestiture of Telephone Properties

  In April 1992, the sale of Centel's local telephone operations in Ohio was completed, pursuant to a definitive agreement reached in November 1991. Proceeds from the sale aggregated $129 million, including $114 million of cash and $15 million of assumed debt; a gain of $44 million ($0.13 per share), net of related income taxes, was realized on the sale.

Concentrations of Credit Risk

  Sprint's accounts receivable are not subject to any concentration of credit risk. Interest rate swap agreements and foreign currency contracts involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts subject to credit risk are significantly smaller. In the event of non-performance by the counterparties, Sprint's accounting loss would be limited to the net amount that it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint does not anticipate non-performance by any of the counterparties with which it has such agreements. Sprint controls the amount of credit risk as well as the concentration of credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits, and internal monitoring procedures.

Financial Instruments

  Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values Sprint could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1994, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein. The carrying amounts and estimated fair values of Sprint's financial instruments, as of December 31, are as follows (in millions):

                                     1994                 1993
                              Carrying  Estimated  Carrying  Estimated
                               Amount   Fair Value  Amount   Fair Value

Financial assets
 Cash and cash equivalents    $ 123.3   $ 123.3     $ 76.8    $ 76.8
 Investments in equity
  securities                    177.6     177.6      303.3     303.3

Financial liabilities
 Long-term debt
  Corporate                   2,139.3   2,170.5    2,109.2   2,377.2
  Long distance
   communications services      223.1     222.1      423.4     447.8
  Local communications
   services                   2,098.7   1,966.4    2,128.2   2,342.5
  Other                         476.1     488.2      433.6     534.6

Off-balance sheet instruments
 Interest rate swap agreements   --         2.6       --        (1.7)
 Foreign currency contracts      --        (0.4)      --        (0.3)




 The carrying values of Sprint's cash equivalents approximate fair value as of December 31, 1994 and 1993. The fair value of Sprint's investments in equity securities are estimated by reference to quoted market prices. The fair values of Sprint's long-term debt are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues. The fair value of interest rate swap agreements is estimated as the cost that Sprint would receive (pay) to terminate the swap agreements at December 31, 1994 and 1993, taking into account the then-current interest rates. The fair value of foreign currency contracts is estimated as the replacement cost of the contracts at December 31, 1994 and 1993, taking into account the then-current foreign currency exchange rates.

Interest Rate Swap Agreements

  Interest rate swap agreements are utilized by Sprint as part of its interest rate risk management program. Net interest paid or received related to such agreements is recorded using the accrual method and is recorded as an adjustment to interest expense. At December 31, 1994 and 1993, Sprint had outstanding $125 million notional amount of interest rate swap agreements. Net interest expense (income) related to interest rate swap agreements was $1 million, $2 million, and ($400,000) for the years ended December 31, 1994, 1993 and 1992, respectively. There were no deferred gains or losses relating to any terminated interest rate swap agreements recorded at December 31, 1994, 1993 and 1992.

Foreign Currency Contracts

  As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding approximately $13 million and $4 million of open forward contracts to buy various foreign currencies at December 31, 1994 and 1993, respectively. Sprint also had outstanding approximately $1 million and $6 million of open forward contracts to sell various foreign currencies at December 31, 1994 and 1993, respectively. There were no foreign currency option contracts outstanding at December 31, 1994 or 1993. The forward contracts open at December 31, 1994 all had an original maturity of six months or less. The net gain or loss recorded to reflect the cash paid or received upon settlement of such contracts is recorded in the period incurred. Total net losses of $2 million and $1 million were recorded related to foreign currency transactions and contracts for the years ended December 31, 1994 and 1993, respectively.

  At December 31, 1994 and 1993, Sprint had foreign currency translation gains of $1 million and $2 million, respectively, included in "Other, net" in the Consolidated Statements of Common
Stock and Other Shareholders' Equity.


                        SPRINT CORPORATION
  SCHEDULE VIII -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
           Years Ended December 31, 1994, 1993 and 1992
                           (In Millions)

                                      Additions
                                           Charged
                         Balance   Charged   to                   Balance
                        beginning    to     other      Other      end of
                         of year   income  accounts  deductions    year

1994
   Allowance for
    doubtful accounts    $ 121.9  $ 312.4   $ 4.5   $ (309.9)(1)  $ 128.9
   Valuation allowance -
    deferred income
    tax assets            $ 24.5    $ 2.2      --     $ (5.6)      $ 21.1

1993
   Allowance for
    doubtful accounts    $ 118.0  $ 271.5   $ 2.6    $(270.2)(1)  $ 121.9
   Valuation allowance -
    deferred income
    tax assets            $ 30.2    $ 0.7      --      $(6.4)      $ 24.5

1992
   Allowance for
    doubtful accounts    $ 144.8  $ 267.6   $ 2.4   $ (296.8)(1)  $ 118.0
   Valuation allowance -
    deferred income
    tax assets               --    $ 35.4(2)   --     $ (5.2)      $ 30.2


(1)    Accounts written off, net of recoveries.

(2) Valuation allowance established upon adoption of SFAS No. 109, "Accounting for Income Taxes."


QUARTERLY FINANCIAL DATA
(Unaudited)
                              First            Second             Third
                             Quarter           Quarter           Quarter
                          1994     1993     1994     1993     1994     1993
                                (In Millions, Except Per Share Data)

Net operating revenues  $3,033.2 $2,718.0 $3,150.4 $2,800.9 $3,233.8 $2,867.6
Operating expenses
  Costs of services and
   products              1,528.4  1,381.9  1,574.4  1,408.9  1,615.0  1,435.1
  Selling, general and
   administrative          724.2    641.8    752.8    675.9    781.7    690.8
  Depreciation and
   amortization            352.3    337.2    366.4    338.0    366.8    338.5
  Merger, integration
   and restructuring
   costs (1), (2)           --      248.0     --       --       --       44.5
  Total operating
   expenses              2,604.9  2,608.9  2,693.6  2,422.8  2,763.5  2,508.9

Operating income           428.3    109.1    456.8    378.1    470.3    358.7

Interest expense          (101.1)  (117.9)  (100.0)  (113.0)   (98.6)  (114.2)
Other income
 (expense), net (3)         29.2     (0.7)    (9.3)    (8.1)    (9.3)   (11.4)

Income (loss) from
 continuing operations
 before income taxes       356.4     (9.5)   347.5    257.0    362.4    233.1

Income tax provision (4)  (129.0)    (1.8)  (127.9)   (91.9)  (132.3)   (96.4)

Income (loss) from
 continuing operations     227.4    (11.3)   219.6    165.1    230.1    136.7

Discontinued
 operations, net            --      (12.3)    --       --       --       --
Extraordinary losses
 on early
 extinguishments of
 debt, net                  --       (5.2)    --       (8.5)    --      (14.5)
Cumulative effect of
 changes in accounting
 principles, net (5)        --     (384.2)    --       --       --       --

Net income (loss)          227.4   (413.0)   219.6    156.6    230.1    122.2

Preferred stock dividends   (0.7)    (0.6)    (0.7)    (0.9)    (0.6)    (0.6)

Earnings (loss)
 applicable to common
 stock                    $226.7  $(413.6)  $218.9   $155.7   $229.5   $121.6

Earnings (loss) per
 common share
  Continuing operations   $ 0.65  $ (0.03)  $ 0.63   $ 0.48   $ 0.66   $ 0.39
  Discontinued operations    --     (0.04)     --       --       --       --
  Extraordinary item         --     (0.02)     --     (0.02)     --     (0.04)
  Cumulative effect of
   changes in accounting
   principles                --     (1.12)     --       --       --       --
Total                     $ 0.65  $ (1.21)  $ 0.63   $ 0.46   $ 0.66   $ 0.35


QUARTERLY FINANCIAL DATA                                 Sprint Corporation
(Unaudited)


                                         Fourth             Total Year
                                         Quarter
                                     1994      1993       1994       1993

Net operating revenues             $3,244.4  $2,981.3  $12,661.8  $11,367.8
Operating expenses
  Costs of services and
   products                         1,643.2   1,510.2    6,361.0    5,736.1
  Selling, general and
   administrative                     775.9     721.4    3,034.6    2,729.9
  Depreciation and
   amortization                       392.9     345.0    1,478.4    1,358.7
  Merger, integration
   and restructuring
   costs (1), (2)                      --        --         --        292.5
  Total operating
   expenses                         2,812.0   2,576.6   10,874.0   10,117.2

Operating income                      432.4     404.7    1,787.8    1,250.6

Interest expense                      (98.3)   (107.3)    (398.0)    (452.4)
Other income
 (expense), net (3)                   (18.3)     (2.1)      (7.7)     (22.3)

Income (loss) from
 continuing operations
 before income taxes                  315.8    295.3     1,382.1      775.9

Income tax provision (4)             (109.2)  (105.2)     (498.4)    (295.3)

Income (loss) from
 continuing operations                206.6    190.1       883.7      480.6

Discontinued
 operations, net                        7.0     --           7.0      (12.3)
Extraordinary losses
 on early
 extinguishments of
 debt, net                             --       (1.0)       --        (29.2)
Cumulative effect of
 changes in accounting
 principles, net (5)                   --       --          --       (384.2)

Net income (loss)                     213.6    189.1       890.7       54.9

Preferred stock dividends              (0.7)    (0.7)       (2.7)      (2.8)

Earnings (loss)
 applicable to common
 stock                               $212.9   $188.4   $   888.0      $52.1

Earnings (loss) per
 common share
  Continuing operations              $ 0.59   $ 0.55      $ 2.53     $ 1.39
  Discontinued operations              0.02      --         0.02      (0.04)
  Extraordinary item                    --       --          --       (0.08)
  Cumulative effect of
   changes in accounting
   principles                           --       --          --       (1.12)
Total                                $ 0.61   $ 0.55      $ 2.55     $ 0.15


(1) During 1993, Sprint consummated its merger with Centel. The transaction costs associated with the merger and the expenses of integrating and restructuring the operations of the two companies resulted in nonrecurring charges in the first and third quarters of 1993. Such charges reduced net income by $165 million ($0.48 per share) and $7 million ($0.02 per share), respectively. See
 Note 9 of Notes to Consolidated Financial Statements for additional information.

(2) During third quarter 1993, Sprint realigned and restructured its long distance communications services division, resulting in a nonrecurring charge which reduced net income by $21 million ($0.06 per share). See Note 10 of Notes to Consolidated Financial Statements for additional information.

(3) During first quarter 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million, which increased net income by $22 million ($0.06 per share).

(4) During third quarter 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate to 35 percent from 34 percent. As a result, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate, resulting in a nonrecurring charge which reduced net income by $13 million ($0.04 per share). See
 Note 3 of Notes to Consolidated Financial Statements for additional information.

(5) Effective January 1, 1993, Sprint changed its method of accounting for postretirement and postemployment benefits by adopting SFAS No. 106 and No. 112 and effected another accounting change. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information.