Form 10-Q
period 1995-03-31
SPRINT CORP
filed 1995-05-08
CIK 101830

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number       1-4721

                       SPRINT CORPORATION
      (Exact name of registrant as specified in its charter)

             KANSAS                                  48-0457967
(State or other jurisdiction of incorporation      (IRS Employer
        or organization)                        Identification No.)

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   March 31, 1995 -- 348,498,192





                        SPRINT CORPORATION
          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                               INDEX



Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Common Stock and Other
Shareholders' Equity

Condensed Notes to Consolidated Financial
Statements

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of
Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits









                                                            PART 1.
                                                            Item 1.
                        SPRINT CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                           As of         As of
                                         March 31,    December 31,
                                           1995           1994
                                        (Unaudited)
Assets
Current assets
Cash and equivalents                   $    132.2   $    123.3
Accounts receivable, net of allowance
 for doubtful accounts of $154.7
 million ($128.9 million in 1994)         1,487.5      1,469.8
Inventories                                 213.2        215.8
Deferred income taxes                        45.4         54.2
Prepaid expenses                            156.1        144.5
Other                                       179.9        180.9
Total current assets                      2,214.3      2,188.5

Investments in equity securities            198.4        177.6

Property, plant and equipment
Long distance communications services     6,199.7      6,056.3
Local communications services            12,020.2     11,827.4
Cellular and wireless communications
 services                                   867.9        818.5
Other                                       511.9        498.6
                                         19,599.7     19,200.8
Less accumulated depreciation             8,648.6      8,322.2
                                         10,951.1     10,878.6

Cellular minority partnership interests     303.8        301.7
Excess of cost over net assets acquired     700.1        706.7
Other assets                                850.8        690.6

                                       $ 15,218.5   $ 14,943.7



See accompanying condensed Notes to Consolidated Financial
Statements.




                                                            PART 1.
                                                            Item 1.
                        SPRINT CORPORATION
              CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                            As of        As of
                                          March 31,   December 31,
                                            1995          1994
                                         (Unaudited)

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt    $    271.4  $    332.4
Accounts payable                             934.2     1,072.2
Accrued interconnection costs                539.9       527.6
Accrued taxes                                442.8       268.5
Advance billings                             169.9       167.6
Other                                        639.5       686.3
Total current liabilities                  2,997.7     3,054.6

Long-term debt                             4,784.4     4,604.8

Deferred credits and other liabilities
Deferred income taxes and investment tax
 credits                                   1,219.1     1,266.4
Postretirement and other benefit
 obligations                                 864.0       850.3
Other                                        641.9       605.7
                                           2,725.0     2,722.4

Redeemable preferred stock                    34.7        37.1

Common stock and other shareholders'
 equity
Common stock, par value $2.50 per share,
 authorized 500.0 million shares, issued
 348.6 million (348.6 million in 1994)
 and outstanding 348.5 million (348.3
 million in 1994)                            871.4       871.4
Capital in excess of par or stated value     941.1       942.9
Retained earnings                          2,865.7     2,730.9
Other                                         (1.5)      (20.4)
                                           4,676.7     4,524.8

                                        $ 15,218.5  $ 14,943.7



See accompanying condensed Notes to Consolidated Financial
Statements.





                                                            PART I.
                                                            Item 1.
                        SPRINT CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In Millions, Except Per Share Data)


                                                Three Months
                                                    Ended
                                                  March 31,
                                               1995       1994

Net operating revenues                      $ 3,271.5  $ 3,033.2

Operating expenses
 Costs of services and products               1,639.9    1,528.4
 Selling, general and administrative            768.7      724.2
 Depreciation and amortization                  386.8      352.3
Total operating expenses                      2,795.4    2,604.9

Operating income                                476.1      428.3

Interest expense                                (99.2)    (101.1)
Other income (expense), net                     (20.5)      29.2

Income before income taxes                      356.4      356.4

Income tax provision                           (132.1)    (129.0)

Net income                                      224.3      227.4

Preferred stock dividends                        (0.7)      (0.7)


Earnings applicable to common stock         $   223.6  $   226.7

Earnings per common share                   $    0.64  $    0.65

Weighted average number of common shares        349.5      346.7

Dividends per common share                  $    0.25  $    0.25



    See accompanying condensed Notes to Consolidated Financial Statements.



                                                            Item 1.
                        SPRINT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Millions)

                                              Three Months Ended
                                                   March 31,
                                                1995       1994

Operating activities
Net income                                    $ 224.3    $ 227.4
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                   386.8      352.3
Deferred income taxes and investment tax
 credits                                        (50.4)     (10.4)
Gain on sale of investment                       --        (34.7)
Changes in operating assets and liabilities
 Accounts receivable, net                       (17.7)     (68.5)
 Inventories and other current assets            (8.0)     (20.9)
 Accounts payable, accrued expenses and other
  current liabilities                             9.9      (34.2)
 Noncurrent assets and liabilities, net          60.3       51.9
 Other, net                                      (2.7)      23.8
Net cash provided by operating activities       602.5      486.7

Investing activities
Capital expenditures                           (455.8)    (326.9)
Proceeds from sale of investment in equity
 securities                                      --        117.7
Investments in affiliates accounted for
 using equity method                           (156.1)      (0.9)
Other, net                                       (3.2)      (8.3)
Net cash used by investing activities          (615.1)    (218.4)

Financing activities
Proceeds from long-term debt                    209.8       69.7
Retirements of long-term debt                  (201.1)    (238.8)
Net increase (decrease) in notes payable and
 commercial paper                               109.9       (0.1)
Proceeds from common stock issued                 0.7       16.2
Proceeds from employees stock purchase
 installments                                    --          3.4
Dividends paid                                  (87.9)     (86.8)
Other, net                                       (9.9)      (3.0)
Net cash provided (used) by financing
 activities                                      21.5     (239.4)

Increase in cash and equivalents                  8.9       28.9

Cash and equivalents at beginning of period     123.3       76.8

Cash and equivalents at end of period         $ 132.2    $ 105.7



Supplemental cash flows information
 Cash paid for interest                       $  91.8   $  102.2
 Cash paid for income taxes                   $   4.3   $   15.9
Noncash financing activities
 Common stock contributed to employee
  savings plans, at market                    $   --    $   12.0



    See accompanying condensed Notes to Consolidated Financial Statements.



                                                            PART I.
                                                            Item 1.
                        SPRINT CORPORATION
            CONSOLIDATED STATEMENTS OF COMMON STOCK AND
              OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                           (In Millions)


Three Months Ended March 31, 1995

                                 Capital
                                in Excess
                                 of Par
                        Common  or Stated  Retained
                        Stock     Value    Earnings    Other    Total

Balance as of January
 1, 1995 (348.6
 million shares issued
 and 348.3 million
 shares outstanding)    $871.4   $942.9    $2,730.9   $(20.4)  $4,524.8

Net income                 --       --        224.3      --       224.3
Common stock dividends     --       --        (87.2)     --       (87.2)
Preferred stock
 dividends                 --       --         (0.7)     --        (0.7)
Employee stock purchase
 and other installments
 received, net             --       --          --       0.7        0.7
Common stock issued        --       0.3         --       --         0.3
Change in unrealized
 holding gains on
 investments in equity
 securities, net           --       --          --      13.3       13.3
Other, net                 --      (2.1)       (1.6)     4.9        1.2

Balance as of March
 31, 1995 (348.6
 million shares issued
 and 348.5 million
 shares outstanding)    $871.4   $941.1    $2,865.7    $(1.5)  $4,676.7



    See accompanying condensed Notes to Consolidated Financial Statements.



                                                            PART I.
                                                            Item 1.
                        SPRINT CORPORATION
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      March 31, 1995 and 1994


The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.


1.  Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in less than 50 percent-owned partnerships or joint ventures are accounted for using the equity method.

In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's rate-regulated telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $71 million and $65 million for the three months ended March 31, 1995 and 1994, respectively.

All other significant intercompany transactions have been eliminated.

Classification of Operations

The long distance communications services division provides domestic voice, video, and data communications services across certain specified geographical boundaries, as well as international long distance communications services. The terms under which the division offers its services to the public are subject to different levels of state and federal regulation, but rates are generally not subject to rate-base regulation.

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


2.  Investments in Equity Securities

Investments in equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). As of March 31, 1995 and December 31, 1994, the cost of such investments was $109 million, with gross unrealized holding gains of $90 million and $69 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.

During the three months ended March 31, 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million, which increased net income $22 million ($0.06 per share).


3.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the three months ended March 31, 1995 and 1994, respectively, are as follows (in millions):

                                             Three Months Ended
                                                  March 31,
                                               1995       1994

Income tax provision at the statutory rate   $ 124.7    $ 124.7

Effect of:
Investment tax credits included in income       (4.0)      (5.1)
State income taxes, net of federal income
 tax effect                                     13.2       12.8
Other, net                                      (1.8)      (3.4)

Income tax provision                         $ 132.1    $ 129.0

Effective income tax rate                       37.1%      36.2%




4.  Contingencies

Litigation, Claims and Assessments

Following announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits have been dismissed, while the federal suits have been consolidated into a single action which seeks damages for alleged violations of securities laws. In January 1995, a purported class action suit was filed against Centel's financial advisors in state court in New York in connection with the Sprint/Centel merger. Sprint may have indemnification obligations to the financial advisors in connection with this suit. Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Accounts Receivable Sold with Recourse

Under an agreement available through December 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. Sprint is required to repurchase the designated pool of accounts receivable only upon the occurrence of specified events involving non-collectibility of accounts. As of March 31, 1995, Sprint had not been required to repurchase receivables under this recourse provision. Because Sprint retains credit losses associated with its accounts receivable, any exposure related to this retention is estimated in conjunction with Sprint's calculation of its reserve for uncollectible accounts. On an annual basis, subject to the approval of the investors, Sprint may extend the agreement for an additional year. Receivables sold that remained uncollected as of March 31, 1995 aggregated $600 million.


5.  Subsequent Event

In April 1995, Sprint's Board of Directors declared a common stock dividend of $0.25 per share payable on June 30, 1995.



                                                            PART I.
                                                            Item 2.
                          SPRINT CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sprint Corporation (Sprint), incorporated in 1938 under the laws of Kansas, is a holding company. Sprint's principal subsidiaries provide domestic and international long distance, local exchange and cellular and wireless telecommunications services. Other subsidiaries are engaged in the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

Long Distance Communications Services. The long distance division is the nation's third largest long distance telephone company, operating a nationwide all-digital long distance communications network utilizing state-of-the-art fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services. The terms under which the division offers its services to the public are subject to different levels of state and federal regulation, but rates are generally not subject to rate-base regulation.

Local Communications Services. The local division is comprised of rate-regulated local exchange carriers (LECs) which serve approximately 6.5 million access lines in 19 states. The companies in the division operate in geographical areas called Local Access Transport Areas (LATAs) in which they provide basic local exchange and intra-LATA toll service. The division also is a reseller of interexchange long distance services and provides other carriers access to Sprint's local exchange facilities.

Cellular and Wireless Communications Services. The cellular and wireless division, which serves over 1.1 million cellular subscribers, primarily consists of Sprint Cellular Company and its subsidiaries. The division has operating control of 87 markets in 14 states and minority interests in 53 markets.

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

Strategic Developments

On March 28, 1995, Sprint, along with Tele-Communications Inc.
(TCI), Comcast Corporation (Comcast) and Cox Communications, Inc.
(Cox), signed a definitive agreement to provide local telecommunications services on a national basis. This partnership complements and will be jointly managed with the partners' existing wireless venture. The Sprint Telecommunications Venture is owned 40 percent by Sprint, 30 percent by TCI and 15 percent each by Comcast and Cox. Over the next several months, the venture will finalize a definitive business plan, which will require unanimous approval by the partners. Included in the plan will be the venture's wireline and wireless buildout and rollout initiatives.

The four partners have committed to make cash capital contributions to the venture over the next three years of approximately $4.4 billion of which Sprint's portion is estimated to be approximately $2.0 billion. Approximately $500 million of this commitment has already been contributed to the venture, primarily to fund amounts paid to the Federal Communications Commission (FCC) in connection with the Personal Communications Services (PCS) license auction. In addition, the cable partners' interests in Teleport Communications Group, Inc. (TCG) will be contributed to the venture, subject to governmental and other third-party approvals. TCG is majority-owned by the cable partners and is an alternative access provider which operates fiber-optic networks in major U.S. markets.

In March 1995, the Sprint Telecommunications Venture achieved a national wireless presence in the first round of broadband PCS auctions. The venture and its affiliates won the rights to PCS licenses in 30 major trading areas (MTAs) at a cost of $2.2 billion. The venture's wireless presence, including the wireless presence held by venture wireless affiliates, will cover a population of 182.4 million in the United States.

Results Of Operations

Consolidated

Each of Sprint's primary divisions -- long distance, local exchange, and cellular and wireless -- generated improved net operating revenues and operating income in the first quarter of 1995 as compared to the first quarter of 1994. The long distance division generated a 6 percent growth in traffic volumes over the first quarter of 1994, the number of access lines served by the local division grew 4.5 percent during the past 12 months, and the cellular and wireless division benefited from a 54.8 percent growth in cellular subscribers over the past 12 months.

Consolidated net operating revenues for the quarter ended March 31, 1995 were $3.27 billion, a 7.9 percent increase over net operating revenues of $3.03 billion for the first quarter of 1994. For the quarter ended March 31, 1995, net income was $224 million, or $0.64 per share, compared with $227 million, or $0.65 per share, for the first quarter of 1994. Net income for the quarter ended March 31, 1994 included a $22 million gain ($0.06 per share) related to the sale of an investment in equity securities.

Long Distance Communications Services

                               Selected Operating Results
                                     (In Millions)
                          Three Months Ended
                               March 31,           Variance
                            1995       1994    Dollar  Percent

Net operating revenues  $ 1,752.5  $ 1,660.4   $ 92.1    5.6%


Operating expenses
 Interconnection            762.2      748.5     13.7    1.8%
 Operations                 244.7      214.8     29.9   13.9%
 Selling, general and
  administrative            449.2      420.3     28.9    6.9%
 Depreciation and
  amortization              141.0      133.7      7.3    5.5%

Total operating
 expenses                 1,597.1    1,517.3     79.8    5.3%

Operating income          $ 155.4    $ 143.1   $ 12.3    8.6%

Operating margin             8.9%       8.6%


Net operating revenues for the first quarter of 1995 increased 5.6 percent over the comparable 1994 period and traffic volume growth increased slightly more than 6 percent. Average revenue per minute received from customers was relatively constant as a result of changes in product mix. The increases in net operating revenues and traffic volumes reflect continuing growth in the large business and international business markets. Growth in the international market reflects the division's continuing efforts to target new geographic markets. The business market continued to experience growth in the "800" services market. Revenue growth for the three months ended March 31, 1995 was enhanced by strong performance in the data services market, which includes sales to consumer on-line services. Intense competition in the residential market and small business markets contributed to declines in these markets as compared to the prior year.

Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers, and foreign telephone companies for the completion of calls made by the division's customers. Interconnection costs increased during the first quarter of 1995 relative to the comparable 1994 period due to an increase in access costs associated with the growth in data products and increased traffic volumes and changes in the mix of traffic volumes to various countries. These increases were partially offset by reductions in rates paid to foreign telephone companies to complete international calls made by the division's domestic customers and reduced costs of connecting to networks domestically as a result of lower intrastate access rates in California and decreased interstate access rates. As a percentage of net operating revenues, interconnection costs decreased from 45.1 percent in the first quarter of 1994 to 43.5 percent in the first quarter of 1995.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the first quarter of 1995 increased $30 million from the comparable 1994 period, primarily due to increased costs associated with growth within the "800" services market of the large business segment and increased international network operations costs reflecting growth in overseas products and foreign operations. The increase in operations expense also included approximately $3 million of expenses associated with a reduction in the division's work force which was substantially completed during the quarter.

Selling, general and administrative (SG&A) expense for the first quarter of 1995 increased $29 million, generally reflecting the overall growth in the division's operating activities. As a percentage of net operating revenues, these expenses have remained at relatively stable levels, increasing slightly from 25.3 percent for the first quarter of 1994 to 25.6 percent for the first quarter of 1995. The increase in SG&A expense was generally due to increased sales and marketing efforts which are important in the intensely competitive long distance marketplace. The increase also included approximately $6 million of expenses associated with a reduction in the division's work force which was substantially completed during the quarter.

Depreciation and amortization in the first quarter of 1995 increased $7 million compared to 1994, generally due to an increase in the asset base.

The division made progress toward restoring growth of profitability during the first quarter of 1995. This follows the fourth quarter of 1994 in which the division broke its string of nine consecutive quarters of increased operating income. Operating income for the fourth quarter of 1994 decreased $27 million from the third quarter. Fourth quarter net operating revenues reflected intensified competition in the residential marketplace. The division implemented various actions to address this decline, including selective pricing actions, product introductions, marketing initiatives, and process and productivity improvements. As a result of such actions, operating income for the first quarter of 1995 increased $17 million from the fourth quarter of 1994. Additionally, as discussed above, the division substantially completed a reduction in its work force of about 400 employees during the three months ended March 31, 1995 and recorded expenses of $9 million related to this action. The division's continued improvement in operating results will depend upon the continued success of marketing efforts; the continued ability to maintain pricing strategies and gain market share in the intensely competitive long distance marketplace; and continued focus on cost containment and technology improvements.



Local Communications Services

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              March 31,            Variance
                           1995       1994     Dollar  Percent

Net operating revenues
 Local service           $ 453.6    $ 425.6    $ 28.0    6.6%
 Network access            411.3      391.0      20.3    5.2%
 Toll service              122.6      134.2     (11.6)  (8.6)%
 Other                     153.4      117.7      35.7   30.3%

Total net operating      1,140.9    1,068.5      72.4    6.8%
 revenues

Operating expenses
 Plant operations          333.7      317.7      16.0    5.0%
 Depreciation and
  amortization             207.2      187.3      19.9   10.6%
 Customer operations       141.2      131.1      10.1    7.7%
 Other                     187.3      176.0      11.3    6.4%

Total operating
 expenses                  869.4      812.1      57.3    7.1%

Operating income         $ 271.5    $ 256.4    $ 15.1    5.9%

Operating margin           23.8%      24.0%


The division's net operating revenues for the first quarter of 1995 increased 6.8 percent over the comparable 1994 period. Growth in local service revenues reflects continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The number of access lines served grew
4.5 percent during the past twelve months.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of increased traffic volumes, partially offset by periodic reductions in network access rates charged. During the first quarter of 1995, the FCC announced a new interim interstate price caps plan which is effective August 1, 1995. Under the new plan, the local division will have the option of choosing a rate formula based on productivity that will effectively remove the earnings cap on the division's interstate access revenues. Interstate access revenues currently comprise approximately 60 percent of the division's network access revenues.

Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 8.6 percent. This decrease primarily reflects increased competition in the intrastate long distance market. While toll service revenues have declined as a result of this increased competition, this reduction is partially recovered through the resulting increased use of the local network by interexchange long distance carriers.

Other revenues, including revenues from directory publishing fees, billing and collection services and sales of telecommunications equipment, increased 30.3 percent. The increase was generally due to growth in equipment sales, an increase in billing and collection services and an increase in miscellaneous non-regulated revenues.

Plant operations expense includes network operations; repair and maintenance costs of property, plant and equipment; and other costs associated with the provision of local exchange services. Plant operations expense increased $16 million in the first quarter of 1995 over the comparable 1994 period primarily due to increases in the costs of providing services resulting from access line growth.

The increase in depreciation and amortization expense for the first quarter of 1995 relative to the comparable 1994 period was generally due to plant additions and the implementation of depreciation rate changes within the division's Florida operations. These depreciation rate changes resulted in an increase in depreciation expense for the first quarter of 1995 of $8 million.

Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. Customer operations expense increased $10 million in the first quarter of 1995 compared to the first quarter of 1994 primarily due to increased marketing costs to promote new products and services and increased business office operations costs.

Other operating expenses increased $11 million in the first quarter of 1995 over the comparable 1994 period primarily due to the growth in equipment sales.

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

Cellular and Wireless Communications Services

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              March 31,            Variance
                           1995       1994     Dollar  Percent

Net operating revenues   $ 203.3    $ 143.3    $ 60.0   41.9%

Operating expenses
 Costs of services and
  products                  69.2       46.2      23.0   49.8%
 Selling, general and
  administrative            77.0       62.0      15.0   24.2%
 Depreciation and
  amortization              26.8       22.7       4.1   18.1%

Total operating            173.0      130.9      42.1   32.2%
 expenses

Operating income          $ 30.3     $ 12.4    $ 17.9    --

Operating margin           14.9%       8.7%


In addition to activities comprising the above operating results, Sprint's cellular and wireless division also owns minority interests in certain markets. Equity in the earnings and losses of these minority investments is included in "Other income (expense), net" in the Consolidated Statements of Income.

Net operating revenues for the first quarter of 1995 increased 41.9 percent over the comparable 1994 period, primarily due to a 54.8 percent growth in customer lines served. The effects of growth in customer lines served was partially offset by a decline in service revenue per customer line from $64 for the first quarter of 1994 to $59 for the first quarter of 1995, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration. Future growth rates for net operating revenues and the number of cellular subscribers will be dependent on price levels and the quality of service in the competitive cellular marketplace as well as the impact of emerging competition such as PCS.

Excluding the costs and revenues related to equipment sales, costs of services and products increased to 25.0 percent of net operating revenues in the first quarter of 1995 from 24.8 percent for the same period in 1994. This increase is primarily attributable to a higher level of roaming expense as a result of an increase in fraudulent usage.

The increase in selling, general and administrative expense for the first quarter of 1995 resulted principally from increased commissions and customer service expenses, as well as increased advertising costs related to the growth in the number of cellular subscribers. Despite the increases in the amount of SG&A expense, such costs as a percentage of net operating revenues (excluding revenues from equipment sales) declined to 40.1 percent in the first quarter of 1995 from 46.9 percent in the first quarter of 1994. This improvement resulted primarily from additional economies realized from providing service and support to a larger customer base. However, the division's total per unit cost to acquire customers, including equipment sales discounts, increased 10 percent from the first quarter of 1994 as compared to the same period in 1995, reflecting the intensely competitive marketplace for acquiring new customers as well as increased costs associated with the retention of a larger existing customer base.

Depreciation and amortization increased primarily due to the additional investment in property, plant and equipment required to accommodate the growth in customer lines.

Product Distribution and Directory Publishing Businesses

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              March 31,            Variance
                           1995       1994     Dollar  Percent

Net operating revenues   $ 277.3    $ 250.8    $ 26.5   10.6%

Operating expenses
 Costs of services and
  products                 235.0      212.3      22.7   10.7%
 Selling, general and
  administrative            21.6       20.5       1.1    5.4%
 Depreciation and
  amortization               1.8        1.6       0.2   12.5%

Total operating
 expenses                  258.4      234.4      24.0   10.2%

Operating income          $ 18.9     $ 16.4     $ 2.5   15.2%

Operating margin            6.8%       6.5%


North Supply, Sprint's product distribution subsidiary, had net operating revenues of $206 million for the first quarter of 1995, increasing $23 million from the comparable 1994 period due to growth in sales to non-affiliates as well as increased sales to Sprint's local communications services division. This growth in sales contributed to a $19 million increase in costs of services and products.

Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $71 million and $68 million for the three months ended March 31, 1995 and 1994, respectively. Sprint Publishing and Advertising experienced an increase in costs of services and products from $54 million in the first quarter of 1994 to $58 million in the first quarter of 1995.

Non-Operating Items

Interest Expense

Interest expense for the first quarter of 1995 decreased $2 million from the comparable 1994 period. This decrease generally reflects a reduction in the average levels of debt outstanding as well as lower interest rates. Sprint's average debt outstanding decreased by $37 million from the first quarter of 1994 to the first quarter of 1995 and the effective interest rate decreased 9 basis points over the same period.

Other Income (Expense), Net

The components of other income (expense), net are as follows (in millions):

                                             Three Months Ended
                                                  March 31,
                                               1995       1994

Gain on sale of investment in equity
 securities                                   $  --      $ 34.7
Equity in earnings of minority interests         3.6        2.1
Loss on sales of accounts receivable            (9.8)      (5.7)
Minority interests                              (8.0)      (3.5)
Other                                           (6.3)       1.6

Total other income (expense), net            $ (20.5)    $ 29.2


Income Tax Provision

See Note 3 of condensed Notes to Consolidated Financial Statements for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's consolidated assets totaled $15.22 billion at March 31, 1995 compared to $14.94 billion at December 31, 1994. Property, plant and equipment, net of accumulated depreciation, increased $73 million over the same period. This increase was primarily a result of increased capital expenditures to upgrade Sprint's networks, to expand service capabilities and increase productivity. Accounts payable decreased $138 million as of March 31, 1995 compared to December 31, 1994 generally due to an increase in construction expenditures which generally occurs in the fourth quarter. Current maturities of long-term debt as of March 31, 1995 decreased $61 million compared to December 31, 1994 due to scheduled debt payments. As of March 31, 1995, Sprint's total capitalization aggregated $9.77 billion, consisting of long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Long-term debt (including current maturities) comprised 51.8 percent and 52.0 percent of total capitalization as of March 31, 1995 and December 31, 1994, respectively.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Cash flows from operating activities, which are Sprint's primary source of liquidity, were $603 million during the first three months of 1995, compared to $487 million during the first three months of 1994. The increase in operating cash flows generally reflects improved operating results in all divisions and reduced working capital requirements.

Cash Flows - Investing Activities

Sprint's investing activities used cash of $615 million and $218 million during the first three months of 1995 and 1994, respectively. Capital expenditures, which represent Sprint's most significant investing activity, were $456 million and $327 million during the first three months of 1995 and 1994, respectively. Long distance capital expenditures totaled $149 million for the first three months of 1995 compared to $80 million for the same period in 1994. The 1995 expenditures were incurred primarily to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased customer demand. Capital expenditures for the local division totaled $250 million for the first three months of 1995 compared to $210 million for the same period in 1994. The 1995 expenditures were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. Capital expenditures for the cellular and wireless division totaled $50 million for the first three months of 1995 compared to $30 million for the same period in 1994. The 1995 expenditures were made to support the increase in the number of customer lines served.

During the first quarter of 1995, Sprint contributed $162 million to the Sprint Telecommunications Venture, of which $133 million was used to fund Sprint's portion of the initial payment to the FCC for licenses acquired in the PCS auction. The remaining amount of this contribution was primarily used to fund Sprint's portion of the venture's acquisition of a limited partnership interest in American Personal Communications (APC), which has a pioneer preference license in the Washington D.C. MTA.

Investing activities in the first three months of 1994 included
$118 million received in connection with the sale of an investment in equity securities.

Cash Flows - Financing Activities

Financing activities provided cash of $22 million in the first three months of 1995 compared to cash used of $239 million in the comparable 1994 period. During January 1995, $70 million of long-term debt securities were issued under a shelf registration statement in order to reduce commercial paper outstanding. During March 1995, Sprint issued $138 million of 8 1/4% Exchangeable Notes due March 31, 2000 in the form of 4.3 million DECS(sm) (Debt Exchangeable for Common Stock) exchangeable into shares of Common Stock, par value $1.00 per share, of Southern New England Telecommunications Corporation. The proceeds received from the DECS(sm) issuance were used to fund commitments associated with the Sprint Telecommunications Venture. Long-term debt retirements during the first three months of 1994 included the redemption of $102 million of debt called, prior to scheduled maturity, in 1993.

Capital Requirements - Exclusive of Sprint Telecommunications Venture

Sprint anticipates funding capital expenditures and dividends with cash flows from operating activities during 1995. Sprint currently expects annual capital expenditures for 1995 to be approximately $2.1 billion. Sprint expects its external cash requirements for the remainder of 1995 to be approximately $550 million to $650 million, which is generally required to repay scheduled long-term debt maturities and to refinance notes payable and commercial paper. Long-term debt outstanding as of March 31, 1995 includes $1.2 billion of notes payable and commercial paper. Amounts which are not refinanced through the issuance of long-term debt will continue to be financed under existing credit facilities or may be reduced through free cash flows. External cash requirements will be financed primarily with debt, the source of which will depend upon prevailing market conditions during the year.

Capital Requirements - Associated with Sprint Telecommunications Venture

As discussed in "Strategic Developments," Sprint has entered into a joint venture with certain cable companies to provide both wireless and wireline communications services to consumers and businesses on a broad geographic basis within the United States. The Sprint Telecommunications Venture and its affiliates were successful in bidding on PCS licenses in 30 MTAs at a cost of $2.2 billion. Sprint's cash commitment associated with the PCS licenses is approximately $890 million. The remaining portion of this commitment, approximately $710 million, is expected to be paid during the second quarter of 1995. Additionally in 1995, Sprint anticipates funding cash commitments of approximately $500 million associated with the joint venture. Sprint estimates that its total cash contributions to the venture will be approximately $2 billion over the first three years of operation. Sprint has negotiated an interim credit facility of $1.3 billion to support anticipated cash commitments associated with the Sprint Telecommunications
Venture activities. A portion of the cash proceeds from the anticipated investment in Sprint by Deutsche Telekom and France
Telecom would be used to ultimately fund commitments associated with the venture's activities.

Liquidity

As of March 31, 1995, Sprint had the ability to borrow $1.6 billion under revolving credit agreements with syndicates of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.0 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of March 31, 1995, Sprint had borrowing capacity of approximately $4.3 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreements. Among other restrictions, the agreements require Sprint to maintain specified levels of consolidated net worth, as defined. As a result of these requirements, $1.7 billion of Sprint's $2.87 billion consolidated retained earnings were effectively restricted from the payment of dividends as of March 31, 1995.

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

                                                           PART II.
                                                  Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended March
     31, 1995.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended March
     31, 1995.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended March
     31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 18, 1995, Sprint held its Annual Meeting of Shareholders. In addition to the election of four Class III Directors to serve for a term of three years, the shareholders approved the appointment of Ernst & Young LLP as independent auditors for Sprint, approved the Management Incentive Stock Option Plan and did not approve two shareholder proposals.

     The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                 For                 Withheld

      William T. Esrey       281,273,406             5,010,909
      Linda Koch Lorimer     282,703,107             3,581,208
      Charles H. Price II    282,787,845             3,496,470
      Stewart Turley         282,962,234             3,322,081


     The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 1995:

          For                 282,892,944
          Against               2,212,050
          Abstain               1,179,321

     The following votes were cast with respect to the proposal to approve the Management Incentive Stock Option Plan:

          For                 240,156,409
          Against              18,439,203
          Abstain               2,381,515
          Broker non-votes     25,307,188

     The following votes were cast with respect to a shareholder proposal requesting that the Board of Directors of Sprint refrain from providing retirement benefits to non-employee directors unless such benefits are submitted to the shareholders for approval:

          For                  71,443,702
          Against             178,147,082
          Abstain               8,640,716
          Broker non-votes     28,052,815

     The following votes were cast with respect to a shareholder proposal regarding the adoption of a bylaw establishing a Stockholder Advisory Committee to review the management of the business and affairs of the corporation by the Board of
     Directors:

          For                  26,170,174
          Against             220,533,595
          Abstain              11,527,731
          Broker non-votes     28,052,815


Item 5.  Other Information

     Sprint's ratios of earnings to fixed charges were 3.62 and
     3.73 for the three months ended March 31, 1995 and 1994, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the gain on the sale of an investment in equity securities of $22 million for the three months ended March 31, 1994, the ratio of earnings to fixed charges would have been
     3.56 for that period.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

        (10) Material Agreements - Joint Venture:

             (a)  Agreement of Limited Partnership of MajorCo,
                  L.P., a Delaware limited partnership, dated as of March 28, 1995, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.

        (10) Executive Compensation Plans and Arrangements:

             (b) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers.

             (c)  1978 Stock Option Plan, as amended.

             (d)  1981 Stock Option Plan, as amended.

             (e)  1985 Stock Option Plan, as amended.

             (f)  1990 Stock Option Plan, as amended.

             (g)  1990 Restricted Stock Plan, as amended.

             (h)  Management Incentive Stock Option Plan, as amended.

             (i)  Long-Term Stock Incentive Program, as amended.

        (11) Computation of Earnings Per Common Share.

        (12) Computation of Ratio of Earnings to Fixed Charges.

        (27) Financial Data Schedule.

     (b)  Reports on Form 8-K.

     Sprint filed a Current Report on Form 8-K dated March 27, 1995 in which it reported the closing of the sale of $138 million of 8 1/4% Exchangeable Notes due March 31, 2000 in the form of
     4.3 million DECS(sm) (Debt Exchangeable for Common Stock) exchangeable into shares of Common Stock, par value $1.00 per share, of Southern New England Telecommunications Corporation. The Underwriting Agreement between the underwriters and Sprint and the First Supplemental Indenture between Sprint and the trustee were filed as exhibits to the report.


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







                                        SPRINT CORPORATION
                                                (Registrant)





                                   By   /s/  John P. Meyer
                                        John P. Meyer
                                        Senior Vice President -- Controller
                                        Principal Accounting Officer


Dated:  May 8, 1995






                           EXHIBIT INDEX


EXHIBIT
NUMBER


(10)   Material Agreements - Joint Venture:

             (a)  Agreement of Limited Partnership of MajorCo,
                  L.P., a Delaware limited partnership, dated as of March 28, 1995, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.

(10)   Executive Compensation Plans and Arrangements:

             (b) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers.

             (c)  1978 Stock Option Plan, as amended.

             (d)  1981 Stock Option Plan, as amended.

             (e)  1985 Stock Option Plan, as amended.

             (f)  1990 Stock Plan, as amended.

             (g)  1990 Restricted Stock Plan, as amended.

             (h)  Management Incentive Stock Option Plan, as amended.

             (i)  Long-Term Stock Incentive Program, as amended.

(11)   Computation of Earnings Per Share.

(12)   Computation of Ratio of Earnings to Fixed Charges.

(27)   Financial Data Schedule.