Form 10-Q
period 1995-06-30
SPRINT CORP
filed 1995-08-10
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549 FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   June 30, 1995 - 348,639,522





                        SPRINT CORPORATION
           FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

















                                                          PART 1.
                                                          Item 1.
                        SPRINT CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                           As of        As of
                                         June 30,    December 31,
                                           1994         1995
                                        (Unaudited)
Assets
Current assets
Cash and equivalents                  $    286.9   $    123.3
Accounts receivable, net of allowance
 for doubtful accounts of $178.2
 million ($128.9 million in 1994)        1,517.1      1,469.8
Inventories                                191.2        215.8
Deferred income taxes                       62.3         54.2
Prepaid expenses                           166.4        144.5
Other                                      181.1        180.9
Total current assets                     2,405.0      2,188.5

Investments in equity securities           218.9        177.6

Property, plant and equipment
 Long distance communications services   6,383.1      6,056.3
 Local communications services          12,212.8     11,827.4
 Cellular and wireless communications
  services                                 993.0        818.5
 Other                                     500.5        498.6
                                        20,089.4     19,200.8
Less accumulated depreciation            8,927.0      8,322.2
                                        11,162.4     10,878.6

Investments in affiliates                1,379.9        500.3
Excess of cost over net assets acquired    694.7        706.7
Other assets                               463.7        492.0

                                      $ 16,324.6   $ 14,943.7



See accompanying condensed Notes to Consolidated Financial
Statements.




                                                          PART 1.
                                                          Item 1.
                        SPRINT CORPORATION
             CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                           As of        As of
                                         June 30,    December 31,
                                           1994         1995
                                        (Unaudited)

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt  $    273.6   $    332.4
Accounts payable                           915.1      1,072.2
Accrued interconnection costs              548.6        527.6
Accrued taxes                              270.2        268.5
Advance billings                           168.9        167.6
Other                                      668.4        686.3
Total current liabilities                2,844.8      3,054.6

Long-term debt                           5,791.8      4,604.8
Deferred credits and other liabilities
Deferred income taxes and investment tax
 credits                                 1,256.7      1,266.4
Postretirement and other benefit
 obligations                               877.9        850.3
Other                                      672.3        605.7
                                         2,806.9      2,722.4

Redeemable preferred stock                  34.7         37.1

Common stock and other shareholders'
 equity
Common stock, par value $2.50 per share,
 authorized 500.0 million shares, issued
 348.6 million (348.6 million in 1994)
 and outstanding 348.6 million (348.3
 million in 1994)                          871.6        871.4
Capital in excess of par or stated value   943.5        942.9
Retained earnings                        3,017.5      2,730.9
Other                                       13.8        (20.4)
                                         4,846.4      4,524.8

                                      $ 16,324.6   $ 14,943.7




See accompanying condensed Notes to Consolidated Financial
Statements.




                                                          PART I.
                                                          Item 1.
                        SPRINT CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In Millions, Except Per Share Data)


                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                            1995      1994        1995      1994

Net operating revenues   $ 3,365.6  $ 3,150.4  $ 6,637.1  $ 6,183.6

Operating expenses
Costs of services and
 products                  1,673.4    1,574.4    3,313.3    3,102.8
Selling, general and
 administrative              799.7      752.8    1,568.4    1,477.0
Depreciation and
 amortization                387.0      366.4      773.8      718.7
Total operating expenses   2,860.1    2,693.6    5,655.5    5,298.5

Operating income             505.5      456.8      981.6      885.1

Interest expense            (100.0)    (100.0)    (199.2)    (201.1)
Other income (expense),
 net                         (14.5)      (9.3)     (35.0)      19.9
Income before income
 taxes                       391.0      347.5      747.4      703.9

Income tax provision        (145.3)    (127.9)    (277.4)    (256.9)

Net income                   245.7      219.6      470.0      447.0

Preferred stock
 dividends                    (0.6)      (0.7)      (1.3)      (1.4)


Earnings applicable to
 common stock            $   245.1  $   218.9  $   468.7  $   445.6

Earnings per common
 share                   $    0.70  $    0.63  $    1.34  $    1.28

Weighted average number
 of common shares            350.2      347.6      349.6      347.1

Dividends per common
 share                   $    0.25  $    0.25  $    0.50  $    0.50




   See accompanying condensed Notes to Consolidated Financial
                           Statements.





                                                          PART I.
                                                          Item 1.
                        SPRINT CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Millions)

                                               Six Months Ended
                                                    June 30,
                                                 1995      1994
Operating activities
Net income                                    $ 470.0   $ 447.0
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                   773.8     718.7
Deferred income taxes and investment tax
 credits                                         (8.9)     44.8
Gain on sale of investment                       --       (34.7)
Changes in operating assets and liabilities
Accounts receivable, net                        (47.3)   (140.0)
Inventories and other current assets              2.5     (18.6)
Accounts payable, accrued expenses and other
 current liabilities                           (146.8)     (8.5)
Noncurrent assets and liabilities, net          106.6      69.6
Other, net                                        1.5      41.6
Net cash provided by operating activities     1,151.4   1,119.9

Investing activities
Capital expenditures                         (1,068.5)   (848.0)
Proceeds from sale of investment in equity
 securities                                      --       117.7
Investments in affiliates                      (890.1)    (14.3)
Distributions from affiliates                    30.4      15.0
Other, net                                       (0.8)    (16.6)
Net cash used by investing activities        (1,929.0)   (746.2)

Financing activities
Proceeds from long-term debt                    209.8     100.2
Retirements of long-term debt                  (226.2)   (380.3)
Net increase in notes payable and commercial
 paper                                        1,144.6      73.5
Proceeds from common stock issued                 3.2      28.7
Proceeds from employees stock purchase
 installments                                    --        10.5
Dividends paid                                 (175.6)   (172.0)
Other, net                                      (14.6)     10.3
Net cash provided (used) by financing
 activities                                     941.2    (329.1)

Increase in cash and equivalents                163.6      44.6

Cash and equivalents at beginning of period     123.3      76.8

Cash and equivalents at end of period         $ 286.9   $ 121.4





Supplemental cash flows information
Cash paid for interest                        $ 201.1   $ 218.1
Cash paid for income taxes                    $ 284.6   $ 224.9
Noncash financing activities
Common stock contributed to employee          $  --     $  26.3
savings plans, at market


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


                  Six Months Ended June 30, 1995

                               Capital in
                               Excess of
                                 Par or
                        Common   Stated   Retained
                        Stock    Value    Earnings    Other    Total

Balance as of January
 1, 1995 (348.6
 million shares issued  $871.4   $942.9   $ 2,730.9  $(20.4)  $4,524.8
 and 348.3 million
 shares outstanding)

Net income                --       --         470.0    --        470.0
Common stock
 dividends                --       --        (174.3)   --       (174.3)
Preferred stock
 dividends                --       --          (1.3)   --         (1.3)
Common stock issued        0.2      2.0        --      --          2.2
Change in unrealized
 holding gains on
 investments in equity
 securities, net          --       --          --      26.5       26.5
Other, net                --       (1.4)       (7.8)    7.7       (1.5)

Balance as of June 30,
 1995 (348.6 million
 shares issued and
 348.6 million shares
 outstanding)           $871.6    $943.5  $ 3,017.5  $ 13.8   $4,846.4




   See accompanying condensed Notes to Consolidated Financial
                           Statements.






                                                          PART I.
                                                          Item 1.
                        SPRINT CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     June 30, 1995 and 1994


The information contained in this Form 10-Q for the three and six month interim periods ended June 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 1001 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.


1.  Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority owned subsidiaries (Sprint). Investments in affiliates which represent 50 percent or less ownership are accounted for using the equity method.

In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's regulated local exchange telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $74 million and $85 million for the three months ended June 30, 1995 and 1994, respectively, and $145 million and $150 million for the six months ended June 30, 1995 and 1994, respectively.

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

The local communications services division consists principally of the operations of Sprint's regulated telephone companies which provide local exchange services, access by telephone customers and other carriers to local exchange facilities and long distance services within specified geographical areas.

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


2.  Investments in Equity Securities

Investments in equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). As of June 30, 1995 and December 31, 1994, the cost of such investments was $109 million, with gross unrealized holding gains of $110 million and $69 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.
During the six months ended June 30, 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million, which increased net income by $22 million ($0.06 per share).


3.  Long-Term Debt

Long-term debt increased $1.19 billion as of June 30, 1995 compared to December 31, 1994 primarily reflecting borrowings to support commitments associated with the Sprint Telecommunications Venture. This increase in borrowings was primarily comprised of notes payable and commercial paper which are classified as longterm debt due to Sprint's intent and ability to refinance such borrowings on a long-term basis.


4.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the six months ended June 30, 1995 and 1994, respectively, are as follows (in millions):

                                          Six Months Ended June 30,
                                               1995      1994
Income tax provision at the statutory rate   $ 261.6   $ 246.4

Effect of:
Investment tax credits included in income       (7.6)    (11.2)
State income taxes, net of federal income
 tax effect                                     27.0      27.4
Other, net                                      (3.6)     (5.7)

Income tax provision                         $ 277.4   $ 256.9

Effective income tax rate                      37.1%     36.5%


5.  Contingencies

Litigation, Claims and Assessments

Following announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits have been dismissed, while the federal suits have been consolidated into a single action which seeks damages for alleged violations of securities laws. In January 1995, a purported class action suit was filed against Centel's financial advisors in state court in New York in connection with the Sprint/Centel merger. Sprint may have indemnification obligations to the financial advisors in connection with this suit. Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.
Accounts Receivable Sold with Recourse
Under an agreement available through December 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. Sprint is required to repurchase the designated pool of accounts receivable only upon the occurrence of specified events involving noncollectibility of accounts. As of June 30, 1995, Sprint had not been required to repurchase receivables under this recourse provision. Because Sprint retains credit losses associated with its accounts receivable, any exposure related to this retention is estimated in conjunction with Sprint's calculation of its reserve for uncollectible accounts. On an annual basis, subject to the approval of the investors, Sprint may extend the agreement for an additional year. Receivables sold that remained uncollected as of June 30, 1995 aggregated $600 million.


6.  Subsequent Event

In August 1995, Sprint's board of directors declared a common stock dividend of $0.25 per share payable on September 29, 1995.




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

Local Communications Services. The local division is comprised of regulated local exchange carriers (LECs) which serve approximately
6.5 million access lines in 19 states. The companies in this division operate in geographical areas called Local Access Transport Areas (LATAs) in which they provide basic local exchange and intra-LATA toll service. The division also is a reseller of interexchange long distance services and provides other carriers access to Sprint's local exchange facilities.

Cellular and Wireless Communications Services. The cellular and wireless division, which serves over 1.2 million cellular customers, primarily consists of Sprint Cellular Company and its subsidiaries. The division has operating control of 88 markets in 14 states and minority interests in 52 markets.

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

Sprint Publishing & Advertising along with Centel Directory Company publish and market white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The companies publish approximately 330 directories in 23 states with a circulation of 16.1 million copies.

Strategic Developments

On June 22, 1995, Sprint, along with Deutsche Telekom and France Telecom, signed a definitive joint venture agreement for their strategic alliance that will provide seamless global telecommunications services to business, consumer and carrier markets worldwide. A Global Venture Board will determine strategic direction and global policies of the venture. The three parties will have equal votes on the Global Venture Board. The operating group serving Europe (excluding France and Germany) will be owned one-third by Sprint and two-thirds by Deutsche Telekom and France Telecom. The interests of Deutsche Telekom and France Telecom in the venture are expected to be held by their own joint venture, referred to as Atlas. The operating group for the worldwide activities outside the United States and Europe will be owned 50 percent by Sprint and 50 percent by Deutsche Telekom and France Telecom through Atlas. Home country markets will be served by France Telecom in France, Deutsche Telekom in Germany and Sprint in the United States.

Sprint, Deutsche Telekom and France Telecom also reached agreement on June 22, 1995 with respect to the terms by which Deutsche Telekom and France Telecom will invest up to an estimated $4.2 billion in shares of a new Sprint voting stock (the "Class A Stock"), which may either be a separate class of preference stock or a separate class of common stock. The parties signed definitive agreements dated as of July 31, 1995 with respect to the terms of the investment.

The Class A Stock will represent up to approximately 20 percent of Sprint's voting equity. The amount of the purchase price, the timing of the investment and whether the shares to be purchased will be a separate class of preference stock or a new class of common stock are dependent on the average trading price of Sprint Common Stock and whether the proposed spin-off of Sprint's cellular and wireless division (discussed below) is consummated.

Deutsche Telekom and France Telecom, as the holders of the Class A Stock, will have the right in most circumstances to proportionate representation on Sprint's board of directors and to purchase additional shares of Class A Stock from Sprint to enable them to maintain their ownership level at 20 percent. In addition, the holders of Class A Stock will have disapproval rights with respect to Sprint's undertaking certain types of transactions. Deutsche Telekom and France Telecom have also entered into a standstill agreement with Sprint that contains restrictions on their ability to acquire voting securities of
Sprint other than as contemplated by the investment agreement and related agreements, as well as customary provisions restricting Deutsche Telekom and France Telecom from initiating or participating in any proposal with respect to the control of Sprint.

The strategic alliance has already been cleared by the Committee on Foreign Investment in the United States and the Department of Justice. In connection with the Department of Justice approval, Sprint agreed to a Consent Decree which is subject to the approval of the U.S. District Court for the District of Columbia. The decree, which covers both the global venture and the proposed investment in Sprint, imposes certain reporting obligations on the global venture and Sprint and prevents preferential treatment for the global venture and Sprint in France and Germany until the liberalization of the French and German telecommunications markets. Review of the strategic alliance and the investment is also underway by the Federal Communications Commission (FCC). Completion of the transactions is contingent on receiving these and other government approvals, including approval by the European Commission and applicable French and German approvals. In addition to the above approvals, the final agreements are subject to approval by the governing board of France Telecom, and Sprint shareholders must approve the terms of the investment.

On July 26, 1995, Sprint announced that its board of directors had decided to pursue a tax-free spin-off of Sprint's cellular and wireless division to Sprint shareholders. In the recent FCC auction of wireless Personal Communications Services (PCS) licenses, the Sprint Telecommunications Venture won rights to several markets which overlap service territories operated by Sprint's cellular and wireless division. Under FCC rules, Sprint is required to divest or reduce its cellular operations in certain markets to clear conflicts with the PCS licenses awarded to the Sprint Telecommunications Venture. The resolution of these licensing conflicts can be accomplished through a spin-off of cellular properties to create a stand-alone company.

The proposed spin-off is expected to be completed during the second quarter of 1996 and is subject to a favorable ruling by the Internal Revenue Service on the tax-free nature of the spinoff, regulatory and other government approvals and final approval by the Sprint board of directors.

Results Of Operations

Consolidated

Each of Sprint's primary divisions -- long distance, local exchange, and cellular and wireless -- generated improved net operating revenues and operating income in the second quarter of 1995 as compared to the second quarter of 1994. The long distance division generated a 5.7 percent growth in traffic volumes over the second quarter of 1994, the number of access lines served by the local division grew 4.8 percent during the past 12 months, and the cellular and wireless division benefited from a 53.0 percent growth in cellular subscribers over the past 12 months.

Consolidated net operating revenues for the quarter ended June 30, 1995 were $3.37 billion, a 6.8 percent increase over net operating revenues of $3.15 billion for the second quarter of 1994. For the quarter ended June 30, 1995, net income was $246 million, or $0.70 per share, compared with $220 million, or $0.63 per share, for the second quarter of 1994. For the six months June 30, 1995, consolidated net operating revenues were $6.64 billion, a 7.3 percent increase over net operating revenues of $6.18 billion for the comparable period in 1994. Net income for the six months ended
June 30, 1995 was $470 million, or $1.34 per share, compared with $447 million, or $1.28 per share, for the six months ended June 30, 1994. Net income for the six months ended June 30, 1994 included a $22 million gain ($0.06 per share) related to the sale of an investment in equity securities.

Long Distance Communications Services

                               Selected Operating Results
                                     (In Millions)
                          Three Months Ended
                               June 30,          Variance
                            1995      1994    Dollar  Percent

Net operating revenues  $ 1,771.8 $ 1,695.5  $ 76.3    4.5%

Operating expenses
Interconnection             756.2     747.2     9.0     1.2%
Operations                  250.2     220.0    30.2    13.7%
Selling, general and
 administrative             454.9     433.1    21.8     5.0%
Depreciation and
 amortization               139.8     137.0     2.8     2.0%

Total operating
 expenses                 1,601.1   1,537.3    63.8     4.2%

Operating income        $   170.7   $ 158.2  $ 12.5     7.9%

Operating margin             9.6%      9.3%


                               Selected Operating Results
                                     (In Millions)
                           Six Months Ended
                               June 30,           Variance
                            1995      1994     Dollar  Percent

Net operating revenues  $ 3,524.3 $ 3,355.9  $ 168.4    5.0%

Operating expenses
Interconnection           1,518.4   1,495.7     22.7    1.5%
Operations                  494.9     434.8     60.1   13.8%
Selling, general and
 administrative             904.1     853.4     50.7    5.9%
Depreciation and
 amortization               280.8     270.7     10.1    3.7%

Total operating
 expenses                 3,198.2   3,054.6    143.6    4.7%

Operating income        $   326.1 $   301.3   $ 24.8    8.2%

Operating margin             9.3%      9.0%


Net operating revenues for the three and six months ended June 30, 1995 increased 4.5 percent and 5.0 percent, respectively, over the comparable 1994 periods and traffic volume increased 5.7 percent and 6.0 percent over the same periods. Revenue growth for the three and six months ended June 30, 1995 was primarily driven by strong performance in the data services market, which includes sales to consumer on-line services. Also contributing to this revenue growth were the business market, which continued to experience growth in "800" services, and the international market, which reflects the division's continuing efforts to target new geographic markets. Intense competition in the residential market and small business markets contributed to declines in these markets as compared to the prior year. Volume growth reflected strong minute growth in the business and international markets.

While revenue levels for the quarter ended June 30, 1995 were the highest ever for the long distance division, year over year rates of growth have slowed since the third quarter of 1994. This slowing of growth rates occurred primarily in the international, "800" services and business markets. Partially offsetting this trend was the data services market, which has continued to experience increasing rates of growth since the third quarter of 1994. Additionally, declines experienced since the third quarter of 1994 in the residential market have slowed, primarily due to the success of the Sprint Sense(sm) calling plan. In an effort to achieve its goal of growing revenues at a rate in excess of the industry, the division continues to develop various marketing initiatives, such as providing new channels of distribution for Sprint Sense(sm) through joint marketing efforts with Sprint's cable partners. Additionally, the Sprint Sense(sm) product was introduced into the small business and international consumer markets during the second quarter.

Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers, and foreign telephone companies for the completion of calls made by the division's customers. Interconnection costs increased during the three and six months ended June 30, 1995 relative to the comparable 1994 periods due to an increase in access costs associated with the growth in data products and increased traffic volumes. These increases were partially offset by reductions in rates paid to foreign telephone companies to complete international calls made by the division's domestic customers and reduced costs of connecting to networks domestically as a result of lower intrastate access rates in California and decreased interstate access rates. As a percentage of net operating revenues, interconnection costs decreased from 44.1 percent and 44.6 percent in the three and six months ended June 30, 1994, respectively, to 42.7 percent and 43.1 percent in the three and six months ended June 30, 1995, respectively.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the three and six months ended June 30, 1995 increased $30 million and $60 million, respectively, from the comparable 1994 periods, primarily due to increased costs associated with growth within the data products market and increased international network operations costs reflecting growth in overseas products and foreign operations. The year-todate increase in operations expense also included approximately $3 million of expenses associated with a reduction in the division's work force which was substantially completed during the first quarter of 1995.

Selling, general and administrative (SG&A) expense for the three and six months ended June 30, 1995 increased $22 million and $51 million, respectively, over the comparable 1994 periods generally reflecting the overall growth in the division's operating activities. As a percentage of net operating revenues, these expenses have remained at relatively stable levels. The increase in SG&A expense was generally due to increased sales and marketing efforts, which are important in the intensely competitive long distance marketplace, as well as increased advertising. The year-to-date increase also included approximately $6 million of expenses associated with a reduction in the division's work force which was substantially completed during the first quarter of 1995. The division has continued to focus on cost containment of SG&A expenses in an effort to further enhance the division's profitability.
Depreciation and amortization in the three and six months ended June 30, 1995 increased $3 million and $10 million, respectively, compared to 1994, generally due to an increase in the asset base.

Local Communications Services
                               Selected Operating Results
                                     (In Millions)
                          Three Months Ended
                               June 30,           Variance
                            1995      1994     Dollar  Percent

Net operating revenues
Local service             $ 464.7   $ 434.9   $ 29.8    6.9%
Network access              418.2     391.1     27.1    6.9%
Toll service                121.5     132.5    (11.0)  (8.3)%
Other                       163.4     124.9     38.5   30.8%

Total net operating
 revenues                 1,167.8   1,083.4     84.4    7.8%

Operating expenses
Plant operations            342.1     311.1     31.0   10.0%
Depreciation and
 amortization               207.3     197.6      9.7    4.9%
Customer operations         146.8     132.3     14.5   11.0%
Other                       199.7     187.9     11.8    6.3%

Total operating
 expenses                   895.9     828.9     67.0    8.1%

Operating income          $ 271.9   $ 254.5   $ 17.4    6.8%

Operating margin            23.3%     23.5%


                               Selected Operating Results
                                     (In Millions)
                           Six Months Ended
                               June 30,            Variance
                            1995      1994     Dollar  Percent

Net operating revenues
Local service             $ 918.3   $ 860.5   $ 57.8    6.7%
Network access              829.5     782.1     47.4    6.1%
Toll service                244.1     266.7    (22.6)  (8.5)%
Other                       316.8     242.6     74.2   30.6%

Total net operating
 revenues                 2,308.7   2,151.9    156.8    7.3%

Operating expenses
Plant operations            675.8     628.8     47.0    7.5%
Depreciation and
 amortization               414.5     384.9     29.6    7.7%
Customer operations         288.0     263.4     24.6    9.3%
Other                       387.0     363.9     23.1    6.3%

Total operating
 expenses                 1,765.3   1,641.0    124.3    7.6%

Operating income          $ 543.4   $ 510.9   $ 32.5    6.4%

Operating margin            23.5%     23.7%

The division's local net operating revenues for the three and six months ended June 30, 1995 increased 6.9 percent and 6.7 percent, respectively, over the comparable 1994 periods. Growth in local service revenues reflects continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The number of access lines served grew 4.8 percent during the past twelve months.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of increased traffic volumes, a portion of which is due to increased competition related to toll service revenues as described below. The increase related to traffic volumes was partially offset by periodic reductions in network access rates charged. During the first quarter of 1995, the FCC announced a new interim interstate price caps plan which became effective August 1, 1995. Under the new plan, the local division has adopted a rate formula based on the maximum productivity factors that will effectively remove the earnings cap on the division's interstate access revenues. Interstate access revenues currently comprise approximately 60 percent of the division's network access revenues.

Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 8.3 percent and 8.5 percent for the three and six months ended June 30, 1995, respectively. The decreases primarily reflect increased competition in the intrastate long distance market as interexchange long distance carriers are now offering intralata long distance service in certain states. While toll service revenues have declined as a result of this increased competition, this reduction is partially recovered through the resulting increased use of the local network by interexchange long distance carriers.

Other revenues, including revenues from directory publishing fees, billing and collection services and sales of telecommunications equipment, increased 30.8 percent and 30.6 percent for the three and six months ended June 30, 1995, respectively, over the comparable 1994 periods. The increases were generally due to growth in equipment sales, an increase in billing and collection services and an increase in miscellaneous non-regulated revenues.

Plant operations expense includes network operations, repair and maintenance costs of property, plant and equipment, and other costs associated with the provision of local exchange services. Plant operations expense increased $31 million and $47 million in the three and six months ended June 30, 1995 over the comparable 1994 periods. These increases were primarily due to increases in the costs of providing services resulting from access line growth and to increases in repair and maintenance costs in the division's Florida and Mid-Atlantic companies.

The increases in depreciation and amortization expense for the three and six months ended June 30, 1995 relative to the comparable 1994 periods were generally due to system-wide plant additions and the implementation of depreciation rate changes within the division's Florida operations. These depreciation rate changes resulted in increases in depreciation expense for the three and six months ended June 30, 1995 of $8 million and $16 million, respectively.

Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. Customer operations expense increased $15 million and $25 million in the three and six months ended June 30, 1995, respectively, over the comparable 1994 periods primarily due to increased marketing costs to promote new products and services and increased business office operations costs.

Other operating expenses increased $12 million and $23 million in the three and six months ended June 30, 1995 over the comparable
1994 periods primarily due to the growth in equipment sales.

The division accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. Sprint would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of specific costs. SFAS No. 71 would also be required to be discontinued if the existing regulatory framework continues to evolve from rate-base regulation to price regulation as the latter does not provide for the recovery of specific costs.

Sprint currently believes the division's rate-regulated operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the division operates in an evolving environment in which the regulatory framework is transitioning to price regulation in certain states in which the division operates and the level and types of competition are increasing.
Accordingly, Sprint constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. If the current regulatory and competitive trends continue, it is increasingly likely that Sprint will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In the event Sprint determines that the division's rate-regulated operations no longer qualify for the application of the provisions of SFAS No. 71, Sprint would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item.


Cellular and Wireless Communications Services

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              June 30,            Variance
                           1995      1994     Dollar  Percent

Net operating revenues   $ 232.8   $ 171.6   $ 61.2   35.7%

Operating expenses
Costs of services and
 products                   76.0      55.4     20.6   37.2%
Selling, general and
 administrative             89.1      69.0     20.1   29.1%
Depreciation and
 amortization               27.5      22.6      4.9   21.7%

Total operating
 expenses                  192.6     147.0     45.6   31.0%

Operating income         $  40.2    $ 24.6   $ 15.6   63.4%

Operating margin           17.3%     14.3%

                               Selected Operating Results
                                     (In Millions)
                          Six Months Ended
                               June 30,            Variance
                            1995      1994     Dollar  Percent

Net operating revenues   $ 436.1   $ 314.9   $ 121.2   38.5%

Operating expenses
Costs of services and
 products                  145.2     101.6      43.6   42.9%
Selling, general and
 administrative            166.1     131.0      35.1   26.8%
Depreciation and
 amortization               54.3      45.3       9.0   19.9%

Total operating
 expenses                  365.6     277.9      87.7   31.6%

Operating income          $ 70.5    $ 37.0   $  33.5   90.5%

Operating margin           16.2%     11.7%


In addition to activities comprising the above operating results, Sprint's cellular and wireless division also owns minority interests in certain markets. Equity in the earnings and losses of these minority investments is included in "Other income (expense), net" in the Consolidated Statements of Income.

Net operating revenues for the three and six months ended June 30, 1995 increased 35.7 percent and 38.5 percent, respectively, over the comparable 1994 periods, primarily due to growth in customer lines served of 53.0 percent over the past twelve months. The effects of growth in the number of cellular subscribers was partially offset by a decline in average monthly service revenue per cellular subscriber from $68 for the quarter ended June 30, 1994, to $62 for the quarter ended June 30, 1995, and from $66 for the six months ended June 30, 1994, to $61 for the comparable period in 1995, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration. Market penetration for the cellular and wireless division was at
6.25 percent as of June 30, 1995. Future growth rates for net operating revenues and the number of cellular subscribers will be dependent on price levels and the quality of service in the competitive cellular marketplace as well as the impact of emerging competition such as Personal Communications Services (PCS).

Excluding the costs and revenues related to equipment sales, costs of services and products decreased to 23.4 percent and 24.1 percent of net operating revenues in the three and six months ended June 30, 1995, respectively, from 24.4 percent and 24.6 percent for the same periods in 1994. These decreases are primarily attributable to economies of scale gained from serving additional customers. This decrease was achieved despite an increase in costs resulting from fraudulent usage, particularly in the first quarter of 1995.

The increase in selling, general and administrative expense for the three and six months ended June 30, 1995 resulted principally from increased commissions and customer service expenses, as well as increased advertising costs related to the growth in the number of cellular subscribers. Despite the increases in the amount of SG&A expense, such costs as a percentage of net operating revenues (excluding revenues from equipment sales) declined to 38.3 percent and 38.1 percent in the three and six months ended June 30, 1995 from 40.2 percent and 41.6 percent in the comparable periods in 1994. The improvements resulted primarily from additional economies realized from providing service and support to a larger customer base. However, the division's total per unit cost to acquire customers, including equipment sales discounts, increased 9 percent for the six months ended June 30, 1995 as compared to the same period in 1994, reflecting the intensely competitive marketplace for acquiring new customers as well as increased costs associated with the retention of a larger existing customer base.

Depreciation and amortization increased primarily due to the additional investment in property, plant and equipment required to accommodate the growth in customer lines.


Product Distribution and Directory Publishing Businesses

                               Selected Operating Results
                                     (In Millions)
                         Three Months Ended
                              June 30,            Variance
                           1995      1994     Dollar  Percent

Net operating revenues   $ 298.0   $ 289.2   $  8.8    3.0%

Operating expenses
Costs of services and
 products                  251.7     246.4      5.3    2.2%
Selling, general and
 administrative             21.8      21.5      0.3    1.4%
Depreciation and
 amortization                1.8       1.8      --      --%

Total operating
 expenses                  275.3     269.7      5.6    2.1%

Operating income         $  22.7   $  19.5   $  3.2   16.4%

Operating margin            7.6%      6.7%

                               Selected Operating Results
                                     (In Millions)
                          Six Months Ended
                              June 30,            Variance
                           1995      1994     Dollar  Percent

Net operating revenues   $ 575.3   $ 540.0   $ 35.3    6.5%

Operating expenses
Costs of services and
 products                  486.7     458.7     28.0    6.1%
Selling, general and
 administrative             43.4      42.0      1.4    3.3%
Depreciation and
 amortization                3.6       3.4      0.2    5.9%

Total operating
 expenses                  533.7     504.1     29.6    5.9%

Operating income         $  41.6   $  35.9   $  5.7   15.9%

Operating margin            7.2%      6.6%

North Supply, Sprint's product distribution subsidiary, had net operating revenues of $226 million and $432 million for the three and six months ended June 30, 1995, respectively, increasing $5 million and $29 million from the comparable 1994 periods due to growth in sales to non-affiliates. North Supply's costs of services and products increased from $191 million for the three months ended June 30, 1994 to $194 million for the three months ended June 30, 1995, and from $349 million for the six months ended June 30, 1994 to $371 million for the comparable period in 1995. These increases are due to the growth in sales.

Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $72 million and $143 million for the three and six months ended June 30, 1995, respectively, compared to $68 million and $136 million for the same periods in 1994. Sprint Publishing & Advertising experienced an increase in costs of services and products from $55 million and $109 million for the three and six months ended June 30, 1994, respectively, to $58 million and $116 million in the comparable periods in 1995.

Non-Operating Items

Interest Expense

Interest expense for the three months ended June 30, 1995 was consistent with the comparable period in 1994. For the six months ended June 30, 1995, interest expense decreased $2 million from the comparable 1994 period. Sprint's average debt outstanding for the three and six months ended June 30, 1995 increased $842 million and $402 million, respectively, from the comparable 1994 periods.
These increases in average debt outstanding were primarily from short-term borrowings incurred to fund investments in the Sprint Telecommunications Venture (see "Liquidity and Capital Resources -- Capital Requirements Associated with Sprint Telecommunications
Venture"). Because the interest costs on the borrowings associated with Sprint's investment in this venture are being capitalized in accordance with SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the
Equity Method", interest expense did not increase proportionately to the increase in average debt outstanding. Sprint's effective interest rate decreased by 122 and 66 basis points, respectively, over the same periods primarily due to the increase in short-term borrowings as a percent of total borrowings.

Other Income (Expense), Net

The components of other income (expense), net are as follows (in millions):
                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
                             1994      1995      1994      1995
Gain on sale of
 investment in equity
 securities                $  --      $ --      $ --      $ 34.7
Equity in earnings
 (loss) of affiliates         (1.1)      7.6       1.5      12.9
Loss on sales of
 accounts receivable          (9.8)     (6.8)    (19.6)    (12.5)
Minority interests            (8.9)     (6.0)    (16.9)     (9.5)
Other                          5.3      (4.1)     --        (5.7)
Total other income
 (expense), net            $ (14.5)   $ (9.3)  $ (35.0)   $ 19.9


Income Tax Provision

See Note 3 of condensed Notes to Consolidated Financial Statements for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's consolidated assets totaled $16.32 billion at June 30, 1995 compared to $14.94 billion at December 31, 1994. Cash and equivalents increased $164 million as of June 30, 1995 as a result of funds deposited in escrow to support future commitments associated with the Sprint Telecommunications Venture. Property, plant and equipment, net of accumulated depreciation, increased $284 million over the same period. This increase was primarily a result of increased capital expenditures to upgrade Sprint's networks, to expand service capabilities and increase productivity. Accounts payable decreased $157 million as of June 30, 1995 compared to December 31, 1994 primarily because the December 31, 1994 balance reflects increased construction expenditures which generally occur in the fourth quarter and are subsequently paid. Current maturities of long-term debt as of June 30, 1995 decreased $59 million compared to December 31, 1994 due to scheduled debt payments. Long-term debt increased $1.19 billion as of June 30, 1995 compared to December 31, 1994 primarily reflecting borrowings to support commitments associated with the Sprint Telecommunications Venture. As of June 30, 1995, Sprint's total capitalization aggregated $10.95 billion, consisting of long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Long-term debt (including current maturities) comprised 55.4 percent and 52.0 percent of total capitalization as of June 30, 1995 and December 31, 1994, respectively.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Cash flows from operating activities, which are Sprint's primary source of liquidity, were $1.15 billion during the first six months of 1995, compared to $1.12 billion during the first six months of 1994. The increase in operating cash flows generally reflects improved operating results in all divisions and reduced working capital requirements.

Cash Flows - Investing Activities

Sprint's investing activities used cash of $1.93 billion and $746 million during the first six months of 1995 and 1994, respectively. Capital expenditures were $1.07 billion and $848 million during the first six months of 1995 and 1994, respectively. Long distance capital expenditures totaled $366 million for the first six months of 1995 compared to $241 million for the same period in 1994. The 1995 expenditures were incurred primarily to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased demand for data related services. Capital expenditures for the local division totaled $508 million for the first six months of 1995 compared to $488 million for the same period in 1994. The 1995 expenditures were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. Capital expenditures for the cellular and wireless division totaled $179 million for the first six months of 1995 compared to $100 million for the same period in 1994. The 1995 expenditures were made to support the increase in the number of cellular subscribers served as the division constructed 144 cell sites during the first six months of 1995.

During the first half of 1995, Sprint contributed $880 million to the Sprint Telecommunications Venture, of which $840 million was used to fund Sprint's portion of payments to the FCC for licenses acquired in the PCS auction. The remaining amount of this contribution was primarily used to fund Sprint's portion of the venture's acquisition of a limited partnership interest in American Personal Communications (APC), as well as related capital requirements. APC has the pioneer preference license for the Washington D.C. MTA and anticipates being operational in that market during the fourth quarter of this year.

Investing activities in the first six months of 1994 included $118 million received in connection with the sale of an investment in equity securities.

Cash Flows - Financing Activities

Cash provided by financing activities of $941 million in the first six months of 1995 compared to cash used by financing activities of $329 million in the comparable 1994 period. During January 1995, $70 million of long-term debt securities were issued under a shelf registration statement in order to reduce commercial paper outstanding. During March 1995, Sprint issued $138 million of 8 1/4% Exchangeable Notes due March 31, 2000 in the form of 4.3 million DECS(sm) (Debt Exchangeable for Common Stock) exchangeable into shares of Common Stock of Southern New England Telecommunications Corporation. The remaining increase in cash provided by financing activities consisted of proceeds from short-term borrowings. The proceeds received from the DECS(sm) issuance along with the short-term borrowings were primarily used to fund commitments associated with the Sprint Telecommunications Venture and to repay scheduled long-term debt maturities. Long-term debt retirements during the first half of 1994 included the redemption of $102 million of debt called, prior to scheduled maturity, in 1993.

Capital Requirements - Exclusive of Sprint Telecommunications
Venture

Although capital expenditures and dividends for the first six months of 1995 exceeded cash flows from operating activities, Sprint continues to anticipate that cash flows from operating activities will be sufficient to fund capital expenditures and dividends for the year ended December 31, 1995. Sprint currently expects annual capital expenditures for 1995 to be approximately $2.2 billion. This represents a $100 million increase in anticipated capital expenditures primarily due to increased expenditures in the long distance division as a result of the growth in data services. Sprint expects its external cash requirements for the remainder of 1995 to be approximately $250 million to $350 million, which is generally required to repay scheduled long-term debt maturities and to refinance notes payable and commercial paper. Long-term debt outstanding as of June 30, 1995 includes notes payable and commercial paper which are classified as long-term debt due to Sprint's intent and ability to refinance such borrowings on a long-term basis. Amounts which are not refinanced through the issuance of longterm debt will continue to be financed under existing credit facilities or may be reduced through free cash flows. External cash requirements will be financed primarily with debt, the source of which will depend upon prevailing market conditions during the year.

Capital Requirements - Associated with Sprint Telecommunications
Venture

Sprint has entered into a joint venture with certain cable companies to provide both wireless and wireline communications services to consumers and businesses on a broad geographic basis within the United States. The Sprint Telecommunications Venture and its affiliates were successful in bidding on PCS licenses in 30 MTAs at a cost of $2.2 billion. Sprint's cash commitment associated with the PCS licenses was approximately $890 million, of which approximately $50 million was paid in 1994 and the remainder was paid in the first half of 1995. Sprint estimates that its total cash contributions to the venture will be approximately $2 billion over the first three years of operation. Sprint has negotiated an interim credit facility of $1.3 billion to support anticipated cash commitments associated with its investment in the Sprint Telecommunications Venture, and had borrowed $1.1 billion under this facility as of June 30, 1995. A portion of the cash proceeds from the anticipated investment in Sprint by Deutsche Telekom and France Telecom would be used to ultimately fund commitments associated with the venture's activities.

Liquidity

As of June 30, 1995, Sprint had the ability to borrow $592 million under revolving credit agreements with syndicates of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.0 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of June 30, 1995, Sprint had borrowing capacity of approximately $3.6 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreements. Among other restrictions, the agreements require Sprint to maintain specified levels of consolidated net worth, as defined. As a result of these requirements, $1.8 billion of Sprint's $3.02 billion consolidated retained earnings were effectively restricted from the payment of dividends as of June 30, 1995.

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

Sprint will in no circumstance take speculative positions and create an exposure to benefit from market fluctuations. All hedging activity is in accordance with board-approved policies. Any exposure related to Sprint's use of derivative instruments is immaterial to its overall operations, financial condition and liquidity.


                                                         PART II.
                                                Other Information
Item 1.  Legal Proceedings
     There were no reportable events during the quarter ended
     June 30, 1995.
Item 2.  Changes in Securities
     There were no reportable events during the quarter ended
     June 30, 1995.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended
     June 30, 1995.

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


Item 5.  Other Information

     Sprint's ratios of earnings to fixed charges were 3.74 and
     3.66 for the three months ended June 30, 1995 and 1994, respectively, and 3.68 and 3.69 for the six months ended
     June 30, 1995 and 1994, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest component of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the gain on the sale of an investment in equity securities of $22 million for the six months ended June 30, 1994, the ratio of earnings to fixed charges would have been 3.56 for that period.

Item 6.  Exhibits and Reports on Form 8-K
       (a) The following exhibits are filed as part of this report:
               (10)      Material Agreements - Joint Venture:
             (a) Joint Venture Agreement dated as of June 22, 1995 among Sprint Corporation, Sprint Global Venture, Inc., France Telecom and Deutsche Telekom AG.
             (b) Investment Agreement dated as of July 31, 1995 among Sprint Corporation, France Telecom and Deutsche Telekom AG (including as an exhibit the Stockholders' Agreement among France Telecom, Deutsche Telekom AG and Sprint Corporation).
             (c) Standstill Agreement dated as of July 31, 1995 by and among Sprint Corporation, France Telecom and Deutsche Telekom AG.

               (11)      Computation of Earnings Per Common Share.

               (12)      Computation of Ratio of Earnings to Fixed Charges.

               (27)      Financial Data Schedule

               (99)      Additional Exhibits:

             (a) Proposed Certificate of Amendment of Articles of Incorporation of Sprint Corporation (in connection with the proposed investment of France Telecom and Deutsche Telekom AG in the equity securities of Sprint Corporation).

             (b)  Proposed Amendments to the Bylaws of Sprint
             Corporation (in connection with the proposed investment of France Telecom and Deutsche Telekom AG in the equity securities of Sprint Corporation).

     (b)  Reports on Form 8-K.

     Sprint filed a Current Report on Form 8-K dated June 22, 1995 in which it reported that Sprint, Deutsche Telekom and France Telecom had signed a definitive joint venture agreement for a strategic alliance that will provide global telecommunications services to business, consumer and carrier markets worldwide.
     It also reported that the parties had reached agreement on terms by which Deutsche Telekom and France Telecom will purchase a 20 percent equity investment in Sprint. See "Part I -- Item 2 -- Management's Discussion and Analysis of Financial Condition and results of Operations -- Strategic Developments" for further discussion of this strategic alliance and related investment.




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

                                        SPRINT CORPORATION
                                                (Registrant)










                                   By   /s/  John P. Meyer
                                        John P. Meyer
Senior Vice President --
Controller
                                        Principal Accounting
Officer


Dated:  August 9, 1995








                           EXHIBIT INDEX


             EXHIBIT
             NUMBER

               (10)      Material Agreements - Joint Venture:
             (a) Joint Venture Agreement dated as of June 22, 1995 among Sprint Corporation, Sprint Global Venture, Inc., France Telecom and Deutsche Telekom AG.
             (b) Investment Agreement dated as of July 31, 1995 among Sprint Corporation, France Telecom and Deutsche Telekom AG (including as an exhibit the Stockholders' Agreement among France Telecom, Deutsche Telekom AG and Sprint Corporation).
             (c) Standstill Agreement dated as of July 31, 1995 by and among Sprint Corporation, France Telecom and Deutsche Telekom AG.

               (11)      Computation of Earnings Per Common Share.

               (12)      Computation of Ratio of Earnings to Fixed Charges.

               (27)      Financial Data Schedule

               (99)      Additional Exhibits:
             (a) Proposed Certificate of Amendment of Articles of Incorporation of Sprint Corporation (in connection with the proposed investment of France Telecom and Deutsche Telekom AG in the equity securities of Sprint Corporation).
             (b) Proposed Amendments to the Bylaws of Sprint Corporation (in connection with the proposed investment of France Telecom and Deutsche Telekom AG in the equity securities of Sprint Corporation).