Form 10-Q/A
period 1995-06-30
SPRINT CORP
filed 1995-08-14
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-Q/A

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





                        SPRINT CORPORATION
           FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 1995


Explanation for amended filing:

To correct the year designations on balance sheet column headings from June 30, 1994 and December 31, 1995 to June 30, 1995 and December 31, 1994, respectively.

This is the only change.



The following information is resubmitted:



Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Common Stock and Other
 Shareholders' Equity

Condensed Notes to Consolidated Financial
 Statements

Signatures
















                                                          PART 1.
                                                          Item 1.
                        SPRINT CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                           As of        As of
                                         June 30,    December 31,
                                           1995         1994
                                        (Unaudited)
Assets
Current assets
Cash and equivalents                  $    286.9   $    123.3
Accounts receivable, net of allowance
 for doubtful accounts of $178.2
 million ($128.9 million in 1994)        1,517.1      1,469.8
Inventories                                191.2        215.8
Deferred income taxes                       62.3         54.2
Prepaid expenses                           166.4        144.5
Other                                      181.1        180.9
Total current assets                     2,405.0      2,188.5

Investments in equity securities           218.9        177.6

Property, plant and equipment
 Long distance communications services   6,383.1      6,056.3
 Local communications services          12,212.8     11,827.4
 Cellular and wireless communications
  services                                 993.0        818.5
 Other                                     500.5        498.6
                                        20,089.4     19,200.8
Less accumulated depreciation            8,927.0      8,322.2
                                        11,162.4     10,878.6

Investments in affiliates                1,379.9        500.3
Excess of cost over net assets acquired    694.7        706.7
Other assets                               463.7        492.0

                                      $ 16,324.6   $ 14,943.7



See accompanying condensed Notes to Consolidated Financial
Statements.




                                                          PART 1.
                                                          Item 1.
                        SPRINT CORPORATION
             CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                           As of        As of
                                         June 30,    December 31,
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




   See accompanying condensed Notes to Consolidated Financial
                           Statements.





                                                          PART I.
                                                          Item 1.
                        SPRINT CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Millions)

                                               Six Months Ended
                                                    June 30,
                                                 1995      1994
Operating activities
Net income                                    $ 470.0   $ 447.0
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                   773.8     718.7
Deferred income taxes and investment tax
 credits                                         (8.9)     44.8
Gain on sale of investment                       --       (34.7)
Changes in operating assets and liabilities
Accounts receivable, net                        (47.3)   (140.0)
Inventories and other current assets              2.5     (18.6)
Accounts payable, accrued expenses and other
 current liabilities                           (146.8)     (8.5)
Noncurrent assets and liabilities, net          106.6      69.6
Other, net                                        1.5      41.6
Net cash provided by operating activities     1,151.4   1,119.9

Investing activities
Capital expenditures                         (1,068.5)   (848.0)
Proceeds from sale of investment in equity
 securities                                      --       117.7
Investments in affiliates                      (890.1)    (14.3)
Distributions from affiliates                    30.4      15.0
Other, net                                       (0.8)    (16.6)
Net cash used by investing activities        (1,929.0)   (746.2)

Financing activities
Proceeds from long-term debt                    209.8     100.2
Retirements of long-term debt                  (226.2)   (380.3)
Net increase in notes payable and commercial
 paper                                        1,144.6      73.5
Proceeds from common stock issued                 3.2      28.7
Proceeds from employees stock purchase
 installments                                    --        10.5
Dividends paid                                 (175.6)   (172.0)
Other, net                                      (14.6)     10.3
Net cash provided (used) by financing
 activities                                     941.2    (329.1)

Increase in cash and equivalents                163.6      44.6

Cash and equivalents at beginning of period     123.3      76.8

Cash and equivalents at end of period         $ 286.9   $ 121.4





Supplemental cash flows information
Cash paid for interest                        $ 201.1   $ 218.1
Cash paid for income taxes                    $ 284.6   $ 224.9
Noncash financing activities
Common stock contributed to employee
savings plans, at market                      $  --     $  26.3


   See accompanying condensed Notes to Consolidated Financial
                           Statements.




                                                          PART I.
                                                          Item 1.
                        SPRINT CORPORATION
           CONSOLIDATED STATEMENTS OF COMMON STOCK AND
              OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                           (In Millions)


                  Six Months Ended June 30, 1995

                               Capital in
                               Excess of
                                 Par or
                        Common   Stated   Retained
                        Stock    Value    Earnings    Other    Total

Balance as of January
 1, 1995 (348.6
 million shares issued
 and 348.3 million
 shares outstanding)    $871.4   $942.9   $ 2,730.9  $(20.4)  $4,524.8

Net income                --       --         470.0    --        470.0
Common stock
 dividends                --       --        (174.3)   --       (174.3)
Preferred stock
 dividends                --       --          (1.3)   --         (1.3)
Common stock issued        0.2      2.0        --      --          2.2
Change in unrealized
 holding gains on
 investments in equity
 securities, net          --       --          --      26.5       26.5
Other, net                --       (1.4)       (7.8)    7.7       (1.5)

Balance as of June 30,
 1995 (348.6 million
 shares issued and
 348.6 million shares
 outstanding)           $871.6   $943.5   $ 3,017.5  $ 13.8   $4,846.4




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


3.  Long-Term Debt

Long-term debt increased $1.19 billion as of June 30, 1995 compared to December 31, 1994 primarily reflecting borrowings to support commitments associated with the Sprint Telecommunications Venture. This increase in borrowings was primarily comprised of notes payable and commercial paper which are classified as long-term debt due to Sprint's intent and ability to refinance such borrowings on a long-term basis.


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


Dated:  August 14, 1995