Form 10-Q
period 1995-09-30
SPRINT CORP
filed 1995-11-14
CIK 101830

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1995

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

        P.O. Box 11315, Kansas City, Missouri 64112
-------------------------------------------------------------------------------
         (Address of principal executive offices)

                    (913) 624-3000
-------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

Shares of Common Stock Outstanding at -- September 30, 1995 --348,790,809


                                                SPRINT CORPORATION
                                FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                       INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------
Part I - Financial Information

             Item 1.  Financial Statements                                                        1 - 8

                       Consolidated Balance Sheets                                                1 - 2

                       Consolidated Statements of Income                                            3

                       Consolidated Statements of Cash Flows                                        4

                       Consolidated Statements of Common Stock and Other Shareholders'
                           Equity                                                                   5

                        Condensed Notes to Consolidated Financial Statements                      6 - 8

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                       9 - 20

Part II - Other Information

             Item 1.  Legal Proceedings                                                             21

             Item 2.  Changes in Securities                                                         21

             Item 3.  Defaults Upon Senior Securities                                               21

             Item 4.  Submission of Matters to a Vote of Security Holders                           21

             Item 5.  Other Information                                                             21

             Item 6.  Exhibits and Reports on Form 8-K                                              22

Signatures                                                                                          23

Exhibits







                                                                                                            PART I.
                                                                                                            Item 1.
                                                SPRINT CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                   (In Millions)

                                                                                 As of                  As of
                                                                             September 30,          December 31,
                                                                                 1995                   1994
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash and equivalents                                                    $      364.0           $      123.3
   Accounts receivable, net of allowance for doubtful accounts of
     $198.2 million ($128.9 million in 1994)                                    1,616.1                1,469.8
   Inventories                                                                    192.8                  215.8
   Deferred income taxes                                                           41.7                   54.2
   Prepaid expenses                                                               177.7                  144.5
   Other                                                                          185.9                  180.9
---------------------------------------------------------------------- --- ------------------ --- ------------------
   Total current assets                                                         2,578.2                2,188.5

Investments in equity securities                                                  243.9                  177.6

Property, plant and equipment
   Long distance communications services                                        6,497.6                6,056.3
   Local communications services                                               12,356.6               11,827.4
   Cellular and wireless communications services                                1,080.0                  818.5
   Other                                                                          523.1                  498.6
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                               20,457.3               19,200.8
   Less accumulated depreciation                                                9,210.9                8,322.2
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                               11,246.4               10,878.6

Investments in affiliates                                                       1,403.4                  500.3
Excess of cost over net assets acquired                                           689.2                  706.7
Other assets                                                                      463.0                  492.0
---------------------------------------------------------------------- --- ------------------ --- ------------------

                                                                           $   16,624.1           $   14,943.7
                                                                       --- ------------------ --- ------------------


















See accompanying condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.
                                                SPRINT CORPORATION
                                      CONSOLIDATED BALANCE SHEETS (continued)
                                                   (In Millions)


                                                                                 As of                  As of
                                                                             September 30,          December 31,
                                                                                  1995                  1994
---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                    $      561.7           $      332.4
   Accounts payable                                                               922.1                1,072.2
   Accrued interconnection costs                                                  584.4                  527.6
   Accrued taxes                                                                  313.2                  268.5
   Advance billings                                                               172.9                  167.6
   Other                                                                          709.0                  686.3
---------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                    3,263.3                3,054.6

Long-term debt                                                                  5,473.5                4,604.8

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                             1,239.5                1,266.4
   Postretirement and other benefit obligations                                   886.3                  850.3
   Other                                                                          678.6                  605.7
---------------------------------------------------------------------------------------------------------------------
                                                                                2,804.4                2,722.4

Redeemable preferred stock                                                         32.7                   37.1

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, authorized 500.0 million shares, issued 348.8 million (348.6 million in 1994) and
     outstanding 348.8 million (348.3 million in 1994)                            872.0                  871.4
   Capital in excess of par or stated value                                       947.5                  942.9
   Retained earnings                                                            3,200.2                2,730.9
   Other                                                                           30.5                  (20.4)
---------------------------------------------------------------------------------------------------------------------
                                                                                5,050.2                4,524.8
---------------------------------------------------------------------------------------------------------------------

                                                                           $   16,624.1           $   14,943.7
                                                                       ----------------------------------------------











See accompanying condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.
                                                SPRINT CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                       (In Millions, Except Per Share Data)


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                     1995             1994              1995             1994
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net operating revenues                         $   3,442.3       $  3,233.8       $  10,079.4       $  9,417.4

Operating expenses
   Costs of services and products                  1,691.7          1,615.0           5,005.0          4,717.8
   Selling, general and administrative               808.9            781.7           2,377.3          2,258.7
   Depreciation and amortization                     398.0            366.8           1,171.8          1,085.5
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                        2,898.6          2,763.5           8,554.1          8,062.0
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating income                                     543.7            470.3           1,525.3          1,355.4

Interest expense                                     (98.1)           (98.6)           (297.3)          (299.7)
Other income (expense), net                          (18.1)            (9.3)            (53.1)            10.6
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income before income taxes                           427.5            362.4           1,174.9          1,066.3

Income tax provision                                (159.0)          (132.3)           (436.4)          (389.2)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net income                                           268.5            230.1             738.5            677.1

Preferred stock dividends                             (0.6)            (0.6)             (1.9)            (2.0)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Earnings applicable to common stock            $     267.9       $    229.5       $     736.6       $    675.1
                                             --- ------------- -- ------------- --- ------------- -- -------------

Earnings per common share                      $      0.76       $     0.66       $      2.10       $     1.94
                                             --- ------------- -- ------------- --- ------------- -- -------------

Weighted average number of common shares
                                                     350.5            349.4             350.0            348.0
                                             --- ------------- -- ------------- --- ------------- -- -------------

Dividends per common share                     $      0.25       $     0.25       $      0.75       $     0.75
                                             --- ------------- -- ------------- --- ------------- -- -------------













See accompanying condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.
                                                SPRINT CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   (In Millions)

                                                                                        Nine Months Ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                        1995             1994
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating activities
Net income                                                                          $   738.5        $  677.1
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                      1,171.8         1,085.5
   Deferred income taxes and investment tax credits                                     (10.0)           20.4
   Gain on sale of investment                                                             --            (34.7)
   Changes in operating assets and liabilities
     Accounts receivable, net                                                          (146.3)         (204.9)
     Inventories and other current assets                                               (15.3)          (31.9)
     Accounts payable, accrued expenses and other current liabilities                   (15.4)            2.9
     Noncurrent assets and liabilities, net                                             110.1           120.5
   Other, net                                                                           (17.1)           51.7
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                             1,816.3         1,686.6
------------------------------------------------------------------------------- --- ------------- -- -------------

Investing activities
Capital expenditures                                                                 (1,545.6)       (1,327.4)
Proceeds from sale of investment in equity securities                                     --            117.7
Investments in affiliates                                                              (905.0)          (16.6)
Distributions from affiliates                                                            51.0            20.4
Other, net                                                                               (2.5)          (34.2)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                (2,402.1)       (1,240.1)
------------------------------------------------------------------------------- --- ------------- -- -------------

Financing activities
Proceeds from long-term debt                                                            260.2           103.2
Retirements of long-term debt                                                          (259.9)         (447.9)
Net increase in notes payable and commercial paper                                    1,097.7           109.2
Proceeds from common stock issued                                                         7.4            41.7
Proceeds from employees stock purchase installments                                       --             21.1
Dividends paid                                                                         (263.5)         (261.6)
Other, net                                                                              (15.4)            3.6
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by financing activities                                        826.5          (430.7)
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase in cash and equivalents                                                        240.7            15.8

Cash and equivalents at beginning of period                                             123.3            76.8
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and equivalents at end of period                                               $   364.0        $   92.6
                                                                                --- ------------- -- -------------



------------------------------------------------------------------------------- --- ------------- -- -------------
Supplemental cash flows information
Cash paid for interest                                                              $   281.9        $  302.1
Cash paid for income taxes                                                          $   407.5        $  326.7
Noncash activities
Common stock contributed to employee savings plans, at market                       $     --         $   31.0
------------------------------------------------------------------------------- --- ------------- -- -------------

See accompanying condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.
                                                SPRINT CORPORATION
                                    CONSOLIDATED STATEMENTS OF COMMON STOCK AND
                                      OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                                                   (In Millions)


Nine Months Ended September 30, 1995
------------------------------------------------------------------------------------------------------------------
                                                            Capital in
                                                            Excess of
                                                              Par or
                                              Common          Stated         Retained
                                               Stock          Value          Earnings       Other        Total
----------------------------------------- - ------------ - ------------- -- ----------- -- -------- -- -----------

Balance as of January 1, 1995 (348.6
   million shares issued and 348.3
   million shares outstanding)              $  871.4       $  942.9         $  2,730.9     $  (20.4)   $ 4,524.8

Net income                                      --             --                738.5         --          738.5
Common stock dividends                          --             --               (261.6)        --         (261.6)
Preferred stock dividends                       --             --                 (1.9)        --           (1.9)
Common stock issued                              0.5            5.4               --           --            5.9
Change in unrealized holding gains on
   investments in equity securities, net        --             --                 --           42.4         42.4
Other, net                                       0.1           (0.8)              (5.7)         8.5          2.1
----------------------------------------- - ------------ - ------------- -- ----------- -- -------- -- -----------

Balance as of September 30, 1995 (348.8
   million shares issued and
   outstanding)                             $  872.0       $  947.5         $  3,200.2     $   30.5    $ 5,050.2
                                          - ------------ - ------------- -- ----------- -- -------- -- -----------




















See accompanying condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.
                              SPRINT CORPORATION
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         September 30, 1995 and 1994


The information contained in this Form 10-Q for the three and nine-month interim periods ended September 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.


1.  Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in affiliates in which Sprint does not have a controlling interest are accounted for using the equity method.

In accordance with industry practice, revenues and related net income of non-regulated operations attributable to transactions with Sprint's regulated local exchange telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $65 million and $74 million for the three months ended September 30, 1995 and 1994, respectively, and $210 million and $224 million for the nine months ended September 30, 1995 and 1994, respectively.

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

The cellular and wireless communications services division consists of wholly-owned and majority-owned interests in partnerships and corporations operating cellular and wireless communications properties in various metropolitan and rural service area markets. Sprint has announced its intent to pursue a tax-free spin-off of the cellular and wireless division to Sprint shareholders.

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


2.  Investments in Equity Securities

Investments in equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). As of September 30, 1995 and December 31, 1994, the cost of such investments was $109 million, with gross unrealized holding gains of $135 million and $69 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.

During the nine months ended September 30, 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million, which increased net income by $22 million ($0.06 per share).


3.  Long-Term Debt

Long-term  debt,  including  current  maturities,  increased $1.10 billion as of
September 30, 1995 compared to December 31, 1994, primarily reflecting borrowings to support commitments associated with the Sprint Telecommunications Venture. This increase in borrowings was primarily comprised of notes payable and commercial paper which are classified as long-term debt due to Sprint's intent and ability to refinance such borrowings on a long-term basis.


4.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the nine months ended September 30, 1995 and 1994, respectively, are as follows (in millions):

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                        1995             1994
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision at the statutory rate                                          $   411.2        $   373.2

Effect of:
Investment tax credits included in income                                               (11.2)           (16.4)
State income taxes, net of federal income tax effect                                     42.3             39.5
Other, net                                                                               (5.9)            (7.1)
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision                                                                $   436.4        $   389.2
                                                                                --- ------------- -- -------------

Effective income tax rate                                                               37.1%            36.5%
                                                                                --- ------------- -- -------------


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

On October 12, 1995, the New York trial court granted the motion of Centel's financial advisors to dismiss a purported class action suit (reported in Sprint's Annual Report on Form 10-K for the year ended December 31, 1994) filed against them in connection with their representation of Centel in the Sprint/Centel merger.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Accounts Receivable Sold with Recourse

Under an agreement available through December 1995, Sprint may sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in the pool. Sprint is required to repurchase the designated pool of accounts receivable only upon the occurrence of specified events involving non-collectibility of accounts. As of September 30, 1995, Sprint had not been required to repurchase receivables under this recourse provision. Because Sprint retains credit losses associated with its accounts receivable, any exposure related to this retention is estimated in conjunction with Sprint's calculation of its reserve for uncollectible accounts. On an annual basis, subject to the approval of the investors, Sprint may extend the agreement for an additional year. Management anticipates pursuing the extension of this agreement for an additional year prior to December 31, 1995. Receivables sold that remained uncollected as of September 30, 1995 aggregated $600 million.


6.  Subsequent Events

In October 1995, Sprint's board of directors declared a common stock dividend of $0.25 per share payable on December 28, 1995.

In October 1995, $282 million of 9.875 percent notes were redeemed prior to scheduled maturities. The redemption premiums associated with these retirements were not significant.

Sprint has determined that its local telecommunications division no longer meets the criteria necessary for the continued application of the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the discontinued application of SFAS No. 71, Sprint will recognize a noncash, after-tax extraordinary charge of between $550 million and $650 million in the fourth quarter of 1995 to adjust the net carrying amount of telephone plant in service and to eliminate regulatory assets and liabilities.

Sprint is undertaking a realignment of its local telecommunications division's finance and network operations. This organizational realignment will result in a work force reduction of approximately 1,600 employees over two years. A one-time after-tax charge of between $45 million and $55 million will be incurred to provide severance benefits to affected employees.

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

Local Communications Services. The local division is comprised of regulated local exchange carriers (LECs) which serve approximately 6.6 million access lines in 19 states. The companies in this division operate in geographical areas called Local Access Transport Areas (LATAs) in which they provide basic local exchange and intraLATA toll service. The division also is a reseller of interexchange long distance services and provides other carriers access to Sprint's local exchange facilities.

Cellular and Wireless Communications Services. The cellular and wireless division, which serves over 1.3 million cellular customers, primarily consists of Sprint Cellular Company and its subsidiaries. The division has operating control of 87 markets in 15 states and minority interests in 53 markets.

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

Sprint Publishing & Advertising along with Centel Directory Company publish and market white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The companies publish approximately 331 directories in 20 states with a circulation of 16.1 million copies.


Results Of Operations

Consolidated

Each of Sprint's primary divisions -- long distance, local exchange, and cellular and wireless -- generated improved net operating revenues and operating income in the third quarter of 1995 as compared to the third quarter of 1994. The long distance division generated a 6.6 percent growth in traffic volumes over the third quarter of 1994, the number of access lines served by the local division grew 4.7 percent during the past 12 months, and the cellular and wireless division benefited from a 52.9 percent growth in cellular subscribers over the past 12 months.

Consolidated net operating revenues for the quarter ended September 30, 1995 were $3.44 billion, a 6.4 percent increase over net operating revenues of $3.23 billion for the third quarter of 1994. For the quarter ended September 30, 1995, net income was $269 million, or $0.76 per share, compared with $230 million, or $0.66 per share, for the third quarter of 1994. For the nine months ended September 30, 1995, consolidated net operating revenues were $10.08 billion, a
7.0 percent increase over net operating revenues of $9.42 billion for the comparable period in 1994. Net income for the nine months ended September 30, 1995 was $739 million, or $2.10 per share, compared with $677 million, or $1.94 per share, for the nine months ended September 30, 1994. Net income for the nine months ended September 30, 1994 included a $22 million gain ($0.06 per share) related to the sale of an investment in equity securities.


Long Distance Communications Services

                                                                  Selected Operating Results
                                                                         (In Millions)
                                             ----------------------------------------------------------------------
                                                    Three Months Ended
                                                       September 30,                           Variance
                                             ----------------------------------     -------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- -----------------

Net operating revenues                         $   1,826.9      $   1,739.8       $      87.1          5.0%

Operating expenses
   Interconnection                                   777.5            741.3              36.2          4.9%
   Operations                                        253.9            242.0              11.9          4.9%
   Selling, general and administrative               463.0            451.8              11.2          2.5%
   Depreciation and amortization                     147.6            139.7               7.9          5.7%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                           1,642.0          1,574.8              67.2          4.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $     184.9      $     165.0       $      19.9         12.1%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                     10.1%             9.5%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Nine Months Ended
                                                         September 30,                        Variance
                                             --- ------------------------------     ------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                         $   5,351.2      $   5,095.7       $     255.5          5.0%

Operating expenses
   Interconnection                                 2,295.9          2,237.0              58.9          2.6%
   Operations                                        748.8            676.8              72.0         10.6%
   Selling, general and administrative             1,367.1          1,305.2              61.9          4.7%
   Depreciation and amortization                     428.4            410.4              18.0          4.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                           4,840.2          4,629.4             210.8          4.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $     511.0      $     466.3       $      44.7          9.6%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                      9.5%             9.2%
                                             --- ------------- -- -------------



Net operating revenues for the three and nine months ended September 30, 1995 increased 5.0 percent over the comparable 1994 periods while traffic volume increased 6.6 percent and 6.2 percent over the same periods. Revenue growth for the three and nine months ended September 30, 1995 was primarily driven by strong performance in the data services market, which includes sales to consumer on-line services and Internet connectivity, transaction processing such as credit card authorizations and check guarantees, data communication for multinational corporations, and data-intensive applications such as image transfer and client/server exchange. Also contributing to this revenue growth were the business market, which continued to experience growth in "800" services and private line services, the international market, which reflects the division's continuing efforts to target new geographic markets, and the residential market, which reflects the success of the Sprint Sense (sm) calling plan. Intense competition in the small business market contributed to a decline in this market as compared to the prior year.

While revenue levels for the quarter ended September 30, 1995 were the highest ever for the long distance division, year over year rates of growth have not returned to the levels experienced in the third quarter of 1994. This reduced rate of growth occurred primarily in the international, "800" services, residential and business markets. Partially offsetting this trend were the private line services and data services markets, which have continued to experience increasing rates of growth since the third quarter of 1994. In an effort to achieve its goal of growing revenues at a rate in excess of the industry, the division continues to develop various marketing initiatives, such as providing new channels of distribution for Sprint Sense(sm) through joint marketing efforts with certain cable partners in the Sprint Telecommunications Venture (STV), a joint venture with certain cable companies to provide both wireless and wireline communications services to consumers and businesses on a broad geographic basis within the United States. Additionally, the Sprint Sense(sm) product was introduced into the international consumer market during the second quarter of 1995 and, at the same time, Business Sense (sm) was introduced into the small business market.

Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers, and foreign telephone companies for the completion of calls made by the division's customers. Interconnection costs increased during the three and nine months ended September 30, 1995 relative to the comparable 1994 periods due to increases in access costs associated with the growth in data products, international interconnection costs and increased traffic volumes. These increases were partially offset by reduced costs of connecting to networks domestically as a result of lower interstate access rates. As a percentage of net operating revenues, interconnection costs were
42.6 percent and 42.9 percent in the three and nine months ended September 30, 1995, respectively, compared to 42.6 percent and 43.9 percent in the three and nine months ended September 30, 1994, respectively.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the three and nine months ended September 30, 1995 increased $12 million and $72 million, respectively, from the comparable 1994 periods, primarily due to increased costs associated with growth within the data products market and increased international network operations costs reflecting growth in overseas products and foreign operations. The year-to-date increase in operations expense also included approximately $3 million of expenses associated with a reduction in the division's work force which was substantially completed during the first quarter of 1995.

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 1995 increased $11 million and $62 million, respectively, over the comparable 1994 periods, generally reflecting the overall growth in the division's operating activities. The increase in SG&A expense for the three month period was due to various small increases in miscellaneous administrative expenses. The increase in SG&A expense for the nine month period was generally due to increased sales, marketing and advertising efforts, which are important in the intensely competitive long distance marketplace. The year-to-date increase also included approximately $6 million of expenses associated with a reduction in the division's work force which was substantially completed during the first quarter of 1995. The division has continued to focus on cost containment of SG&A expenses in an effort to further enhance the division's profitability. As a result, SG&A expense as a percentage of net operating revenues decreased from 26.0 percent and 25.6 percent for the three and nine months ended September 30, 1994, respectively, to 25.3 percent and 25.5 percent for the comparable periods in 1995.

Depreciation and amortization in the three and nine months ended September 30, 1995 increased $8 million and $18 million, respectively, compared to 1994, generally due to an increase in the asset base in support of data revenue growth and SONET deployment.


Local Communications Services

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                      Three Months Ended
                                                         September 30,                        Variance
                                                 ------------------------------     ------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                               $     474.7      $     445.6       $     29.1           6.5%
   Network access                                    422.4            393.5             28.9           7.3%
   Toll service                                      123.1            131.9             (8.8)         (6.7)%
   Other                                             159.7            141.2             18.5          13.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                       1,179.9          1,112.2             67.7           6.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                  335.8            326.6              9.2           2.8%
   Depreciation and amortization                     208.6            195.2             13.4           6.9%
   Customer operations                               152.3            142.6              9.7           6.8%
   Other                                             191.6            195.7             (4.1)         (2.1)%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                             888.3            860.1             28.2           3.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $     291.6      $     252.1       $     39.5          15.7%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                     24.7%            22.7%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Nine Months Ended
                                                         September 30,                        Variance
                                             --- ------------------------------     ------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                               $   1,393.0      $   1,306.1       $     86.9           6.7%
   Network access                                  1,251.9          1,175.6             76.3           6.5%
   Toll service                                      367.2            398.6            (31.4)         (7.9)%
   Other                                             476.5            383.8             92.7          24.2%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                       3,488.6          3,264.1            224.5           6.9%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                1,011.6            955.4             56.2           5.9%
   Depreciation and amortization                     623.1            580.1             43.0           7.4%
   Customer operations                               440.3            406.0             34.3           8.5%
   Other                                             578.6            559.6             19.0           3.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                           2,653.6          2,501.1            152.5           6.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $     835.0      $     763.0       $     72.0           9.4%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                     23.9%            23.4%
                                             --- ------------- -- -------------


The division's net operating revenues for the three and nine months ended September 30, 1995 increased 6.5 percent and 6.7 percent, respectively, over the comparable 1994 periods. Growth in local service revenues reflects continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The number of access lines served grew 4.7 percent during the past twelve months.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of growth in traffic volumes, a portion of which is due to a migration of traffic related to toll service revenues as described below. The increase related to traffic volumes was partially offset by periodic reductions in network access rates charged. During the first quarter of 1995, the Federal Communications Commission
(FCC) announced a new interim interstate price caps plan which became effective August 1, 1995. Under the new plan, the local division adopted a rate formula based on the maximum productivity factors that effectively removed the earnings cap on the division's interstate access revenues. Interstate access revenues currently comprise approximately 60 percent of the division's network access revenues.

Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 6.7 percent and 7.9 percent for the three and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. The decreases primarily reflect increased competition in the intrastate long distance market as interexchange long distance carriers are now offering intraLATA long distance service in certain states. While toll service revenues have declined as a result of this increased competition, this reduction is partially recovered through the resulting increased use of the local network by interexchange long distance carriers.

Other revenues, including revenues from directory publishing fees, billing and collection services and sales of telecommunications equipment, increased 13.1 percent and 24.2 percent for the three and nine months ended September 30, 1995, respectively, over the comparable 1994 periods. The increases were generally due to growth in equipment sales and an increase in miscellaneous non-regulated revenues.

Plant operations expense includes network operations, repair and maintenance costs of property, plant and equipment, and other costs associated with the provision of local exchange services. Plant operations expense increased $9 million and $56 million in the three and nine months ended September 30, 1995 over the comparable 1994 periods. These increases were primarily due to increases in the costs of providing services resulting from access line growth and to increases in repair and maintenance costs in the division's Florida and Mid-Atlantic regions related to bad weather conditions, including the flooding rains and hurricanes which have occurred in 1995.

The increases in depreciation and amortization expense for the three and nine months ended September 30, 1995 relative to the comparable 1994 periods were generally due to system-wide plant additions and the implementation of depreciation rate changes ordered by the Florida public utility commission within the division's Florida operations. These depreciation rate changes resulted in increases in depreciation expense for the three and nine months ended September 30, 1995 of $8 million and $24 million, respectively.

Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. Customer operations expense increased $10 million and $34 million in the three and nine months ended September 30, 1995, respectively, over the comparable 1994 periods primarily due to increased marketing costs to promote new products and services, increased business office operations costs as a result of the growth in access lines, and customer service costs related to increased non-regulated activities.

Other operating expenses decreased $4 million for the three months ended September 30, 1995 over the comparable 1994 period primarily due to a reduction in expenses resulting from continued efficiencies from the Sprint/Centel merger. Other operating expenses increased $19 million for the nine months ended September 30, 1995 over the comparable 1994 period due to the overall growth in equipment sales.

The division has historically accounted for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises.

Sprint has determined that it no longer meets the criteria necessary for the continued application of the accounting prescribed by SFAS No. 71. Sprint's determination was based on changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation which does not provide for the recovery of specific costs. In addition, with technological changes and the convergence of competition in the telecommunications industry, the levels and types of competition are increasing such that service and product pricing prescribed by the regulator may no longer provide for the recovery of specific costs.

As a result of the discontinued application of SFAS No. 71, Sprint's local division, for financial reporting purposes, is required to eliminate its regulatory assets and liabilities and adjust the carrying amounts of its telephone plant in service to the extent that it determines that such amounts are either overstated as a result of the regulatory process, or are not recoverable. Accordingly, Sprint will recognize a non-cash, after-tax extraordinary charge of between $550 million and $650 million in the fourth quarter of 1995 to adjust the net carrying amounts of telephone plant in service and to eliminate regulatory assets and liabilities.


Cellular and Wireless Communications Services

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                      Three Months Ended
                                                         September 30,                        Variance
                                                 ------------------------------     ------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                         $     246.0      $     184.9       $     61.1           33.0%

Operating expenses
   Costs of services and products                     77.0             57.5             19.5           33.9%
   Selling, general and administrative                96.2             72.4             23.8           32.9%
   Depreciation and amortization                      29.4             22.6              6.8           30.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                             202.6            152.5             50.1           32.9%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $      43.4      $      32.4       $     11.0           34.0%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                     17.6%            17.5%
                                             --- ------------- -- -------------






                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                       Nine Months Ended
                                                         September 30,                        Variance
                                             --- ------------------------------     ------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                         $     682.1      $     499.8       $    182.3           36.5%

Operating expenses
   Costs of services and products                    222.2            159.1             63.1           39.7%
   Selling, general and administrative               262.3            203.4             58.9           29.0%
   Depreciation and amortization                      83.7             67.9             15.8           23.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                             568.2            430.4            137.8           32.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $     113.9      $      69.4       $     44.5           64.1%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                     16.7%            13.9%
                                             --- ------------- -- -------------


Sprint has announced its intent to pursue a tax-free spin-off of its cellular and wireless division to Sprint shareholders. The proposed spin-off is subject to a favorable ruling by the Internal Revenue Service (IRS) on the tax-free nature of the spin-off, regulatory and other government approvals and final approval by the Sprint Board of Directors. Subject to the receipt of the favorable ruling by the IRS and other approvals, the proposed spin-off is expected to be completed during the first six months of 1996.

In addition to activities comprising the above operating results, Sprint's cellular and wireless division also owns minority interests in certain markets. The division's pro rata share in the earnings and losses of these minority investments is included in "Other income (expense), net" in the Consolidated Statements of Income.

Net operating revenues for the three and nine months ended September 30, 1995 increased 33.0 percent and 36.5 percent, respectively, over the comparable 1994 periods, primarily due to growth in customer lines served of 52.9 percent over the past twelve months. The effects of growth in the number of cellular customers was partially offset by a decline in average monthly service revenue per cellular customer from $68 for the quarter ended September 30, 1994, to $61 for the quarter ended September 30, 1995, and from $67 for the nine months ended September 30, 1994, to $61 for the comparable period in 1995, reflecting an industry-wide trend that has occurred as a result of increased general consumer market penetration. Market penetration for the cellular and wireless division was at 6.8 percent as of September 30, 1995 compared to 4.6 percent at September 30, 1994. Future growth rates for net operating revenues and the number of cellular customers will be dependent on price levels and the quality of service in the competitive cellular marketplace as well as the impact of emerging competition such as Personal Communications Services (PCS).

Excluding the costs and revenues related to equipment sales, costs of services and products decreased to 23.4 percent and 23.9 percent of net operating revenues for the three and nine months ended September 30, 1995, respectively, from 24.1 percent and 24.4 percent for the same periods in 1994. These decreases are primarily attributable to economies of scale gained from serving additional customers and were achieved despite an increase in costs resulting from fraudulent usage, particularly in the first quarter of 1995. The impact of such costs was lessened during the second and third quarters due to the effective implementation of added fraud prevention and detection measures. These measures include the use of clone detectors at switching stations to monitor for patterns of fraud such as calls to unusual locations, more use than expected, and calls from two or more locations in a short period of time. If such usage is detected, customers are notified that their cellular phone number may have been cloned, and a decision is reached whether to reprogram the phone.

The increase in selling, general and administrative expense for the three and nine months ended September 30, 1995 resulted principally from increased commissions and customer service expenses, as well as increased advertising costs related to the growth in the number of cellular customers. Despite the increases in the amount of SG&A expense, such costs as a percentage of net operating revenues (excluding revenues from equipment sales) declined to 40.8 percent and 40.5 percent in the three and nine months ended September 30, 1995 from 42.0 percent and 43.9 percent in the comparable periods in 1994. The improvements resulted primarily from additional economies realized from providing service and support to a larger customer base. However, the division's total per unit cost to acquire customers, including equipment sales discounts, increased 6 percent for the nine months ended September 30, 1995 as compared to the same period in 1994, reflecting the intensely competitive marketplace for acquiring new customers as well as increased costs associated with the retention of a larger existing customer base.

Depreciation  and  amortization   increased  primarily  due  to  the  additional
investment in property, plant and equipment required to accommodate the growth in customer lines.


Product Distribution and Directory Publishing Businesses

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                      Three Months Ended
                                                         September 30,                        Variance
                                                 ------------------------------     ------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                         $     295.1      $     290.5       $      4.6           1.6%

Operating expenses
   Costs of services and products                    247.1            246.5              0.6           0.2%
   Selling, general and administrative                22.3             21.5              0.8           3.7%
   Depreciation and amortization                       1.9              1.7              0.2          11.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                             271.3            269.7             1.6            0.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $      23.8      $      20.8       $     3.0           14.4%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                      8.1%             7.2%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                       Nine Months Ended
                                                         September 30,                        Variance
                                             --- ------------------------------     ------------------------------
                                                     1995             1994             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                         $     870.4      $     830.5       $     39.9           4.8%

Operating expenses
   Costs of services and products                    733.8            705.2             28.6           4.1%
   Selling, general and administrative                65.7             63.5              2.2           3.5%
   Depreciation and amortization                       5.5              5.1              0.4           7.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                             805.0            773.8             31.2           4.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                               $      65.4      $      56.7       $      8.7          15.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                      7.5%             6.8%
                                             --- ------------- -- -------------

North Supply, Sprint's product distribution subsidiary, had net operating revenues of $222 million and $654 million for the three and nine months ended September 30, 1995, respectively, increasing $1 million and $29 million from the comparable 1994 periods due to growth in sales to non-affiliates as well as price increases which have occurred throughout 1995. For the three months ended September 30, 1995, these increases were partially offset by decreased sales to affiliates. North Supply's costs of services and products decreased from $191 million for the three months ended September 30, 1994 to $189 million for the three months ended September 30, 1995 primarily due to the decrease in sales to affiliates. The cost of services and products increased from $540 million for the nine months ended September 30, 1994 to $560 million for the comparable period in 1995 as a result of the overall increase in sales.

Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $73 million and $216 million for the three and nine months ended September 30, 1995, respectively, compared to $69 million and $205 million for the same periods in 1994. Sprint Publishing & Advertising experienced an increase in costs of services and products from $56 million and $165 million for the three and nine months ended September 30, 1994, respectively, to $58 million and $174 million in the comparable periods in 1995.

Non-Operating Items

Interest Expense

Interest expense for the three months ended September 30, 1995 was consistent with the comparable period in 1994. For the nine months ended September 30, 1995, interest expense decreased $2 million from the comparable 1994 period. Sprint's average debt outstanding for the three and nine months ended September 30, 1995 increased $1.12 billion and $643 million, respectively, from the comparable 1994 periods. These increases in average debt outstanding were primarily from short-term borrowings incurred to fund investments in STV (see "Liquidity and Capital Resources -- Capital Requirements - Associated with Sprint Telecommunications Venture"). Because the interest costs on the borrowings associated with Sprint's investment in this venture are being capitalized in accordance with SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method", interest expense did not increase proportionately to the increase in average debt outstanding. Sprint's effective interest rate decreased by 45 and 41 basis points, respectively, over the same three- and nine-month periods primarily due to the increase in notes payable and commercial paper as a percent of total borrowings.

Other Income (Expense), Net

The components of other income (expense), net are as follows (in millions):

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                             --- ------------------------------ --- ------------------------------
                                                     1995             1994              1995             1994
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Equity in net earnings of affiliates           $      1.7       $      8.4        $      3.2       $     21.3
Loss on sales of accounts receivable                 (9.7)            (7.6)            (29.3)           (20.1)
Minority interests                                   (8.8)            (7.6)            (25.0)           (17.1)
Gain on sale of investment in equity
   securities                                         --               --                --              34.7
Other                                                (1.3)            (2.5)             (2.0)            (8.2)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total other income (expense), net              $    (18.1)      $     (9.3)       $    (53.1)      $     10.6
                                             --- ------------- -- ------------- --- ------------- -- -------------


Income Tax Provision

See Note 4 of condensed Notes to Consolidated Financial Statements for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's consolidated assets totaled $16.62 billion at September 30, 1995 compared to $14.94 billion at December 31, 1994. Cash and equivalents increased $241 million as of September 30, 1995 as a result of funds deposited in escrow to support the retirement of $250 million of debt in October 1995. Accounts receivable increased $146 million as of September 30, 1995 compared to December 31, 1994 generally due to a 7 percent increase in consolidated net operating revenues. Sprint's allowance for doubtful accounts as a percentage of accounts receivable increased from 8.8 percent at December 31, 1994 to 12.3 percent at September 30, 1995. The increased percentage generally reflects the timing of sales and customer payments as well as reserves established during 1995 relative to certain of the long distance division's reseller customers. The reseller market has experienced significant competition, which has had a negative impact on these customers' repayment patterns. This increase has not had a significant impact on the revenue growth for the long distance division. Property, plant and equipment, net of accumulated depreciation, increased $368 million over the same period. This increase was primarily a result of increased capital expenditures to upgrade Sprint's networks, to expand service capabilities and increase productivity.

Accounts  payable  decreased  $150 million as of September  30, 1995 compared to
December 31, 1994 primarily because the December 31, 1994 balance reflects increased construction expenditures which generally occur in the fourth quarter and are paid in subsequent periods. Current maturities of long-term debt as of September 30, 1995 increased $229 million compared to December 31, 1994 due to the early retirement of debt during October 1995, partially offset by scheduled debt payments during the nine months ended September 30, 1995. Long-term debt increased $869 million as of September 30, 1995 compared to December 31, 1994 primarily reflecting borrowings to support commitments associated with STV. As of September 30, 1995, Sprint's total capitalization aggregated $11.12 billion, consisting of long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Long-term debt (including current maturities) comprised 54.3 percent and 52.0 percent of total capitalization as of September 30, 1995 and December 31, 1994, respectively.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Cash flows from operating activities, which are Sprint's primary source of liquidity, were $1.82 billion during the first nine months of 1995, compared to $1.69 billion during the first nine months of 1994. The increase in operating cash flows generally reflects improved operating results in all divisions and reduced working capital requirements.

Cash Flows - Investing Activities

Sprint's investing activities used cash of $2.40 billion and $1.24 billion during the first nine months of 1995 and 1994, respectively. Capital expenditures were $1.55 billion and $1.33 billion during the first nine months of 1995 and 1994, respectively. Long distance capital expenditures totaled $528 million for the first nine months of 1995 compared to $425 million for the same period in 1994. The 1995 expenditures were incurred primarily to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased demand for data related services. Capital expenditures for the local division totaled $728 million for the first nine months of 1995 compared to $707 million for the same period in 1994. The 1995 expenditures were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services. Capital expenditures for the cellular and wireless division totaled $265 million for the first nine months of 1995 compared to $164 million for the same period in 1994. The 1995 expenditures were made to support the increase in the number of cellular subscribers served as the division constructed 248 cell sites during the first nine months of 1995.

During the first nine months of 1995, Sprint contributed $892 million to STV, of which $840 million was used to fund Sprint's portion of payments to the FCC for licenses acquired in the PCS auction. The remaining amount of this contribution was primarily used to fund Sprint's portion of the venture's acquisition of a limited partnership interest in American Personal Communications (APC), as well as related capital and operating requirements. APC has the pioneer preference license for the Washington D.C. MTA.

Investing activities in the first nine months of 1994 included $118 million received in connection with the sale of an investment in equity securities.

Cash Flows - Financing Activities

Cash flows provided by financing activities were $827 million in the first nine months of 1995 compared to cash used by financing activities of $431 million in the comparable 1994 period. During January 1995, $70 million of long-term debt securities were issued under a shelf registration statement in order to reduce commercial paper outstanding. During March 1995, Sprint issued $138 million of 8 1/4% Exchangeable Notes due March 31, 2000 in the form of 4.3 million DECS(sm) (Debt Exchangeable for Common Stock) exchangeable into shares of Common Stock of Southern New England Telecommunications Corporation. In August 1995, $50 million was received under long-term notes payable. The remaining increase in cash provided by financing activities consisted of proceeds from short-term borrowings. The proceeds received from the DECS(sm) issuance, the notes payable and the short-term borrowings were primarily used to fund commitments associated with the STV and to repay scheduled long-term debt maturities. Long-term debt retirements during the first nine months of 1994 included the redemption of $102 million of debt called, prior to scheduled maturity, in 1993.

In October 1995, $282 million of 9.875 percent notes were redeemed prior to scheduled maturities. The redemption premiums associated with these retirements were not significant.

Also in October 1995, Sprint renewed its revolving credit agreement with a syndicate of domestic and international banks for five years, through October 2000. In addition to the extension, the revolving credit agreement was increased to $1.5 billion from $1.1 billion.

Capital Requirements - Exclusive of Sprint Telecommunications Venture

Sprint continues to anticipate that cash flows from operating activities will be sufficient to fund capital expenditures and dividends for the year ended December 31, 1995. Sprint currently expects annual capital expenditures for 1995 to be approximately $2.2 billion. Sprint expects its external cash requirements for the remainder of 1995 to be approximately $50 million to $150 million, which is generally required to repay scheduled long-term debt maturities and to refinance notes payable and commercial paper. Long-term debt outstanding as of September 30, 1995 includes notes payable and commercial paper which are classified as long-term debt due to Sprint's intent and ability to refinance such borrowings on a long-term basis. Amounts which are not refinanced through the issuance of long-term debt will continue to be financed under existing credit facilities or may be reduced through free cash flows. Free cash flow is an internal measurement utilized by Sprint to assess the coverage of capital expenditures and dividends paid by cash provided from operating activities. External cash requirements will be financed primarily with debt, the source of which will depend upon prevailing market conditions during the year.

Capital Requirements - Associated with Sprint Telecommunications Venture

Sprint's cash commitment associated with the PCS licenses acquired through STV and its affiliates was approximately $890 million, of which approximately $50 million was paid in 1994 and the remainder was paid in the first half of 1995. Sprint estimates that its total cash contributions to the venture will be approximately $2 billion over the first three years of operation. Sprint has negotiated an interim revolving credit facility of $1.3 billion to support anticipated cash commitments associated with its investment in STV, and had borrowed $819 million under this facility as of September 30, 1995. A portion of the cash proceeds from the anticipated investment in Sprint equity securities by Deutsche Telekom and France Telecom would be used to ultimately fund commitments associated with the venture's activities.

Liquidity

As of September 30, 1995, Sprint had the ability to borrow $607 million under revolving credit agreements with syndicates of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.0 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of September 30, 1995, Sprint had borrowing capacity of approximately $4.0 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreements. Among other restrictions, the agreements require Sprint to maintain specified levels of consolidated net worth, as defined. As a result of these requirements, $1.9 billion of Sprint's $3.20 billion consolidated retained earnings were effectively restricted from the payment of dividends as of September 30, 1995.

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

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         On October 12, 1995, the New York trial court granted the motion of Centel Corporation's financial advisors to dismiss a purported class action suit (reported in Sprint's Annual Report on Form 10-K for the year ended December 31, 1994) filed against them in connection with their representation of Centel in the Sprint/Centel merger.

Item 2.  Changes in Securities

         In connection with the anticipated investment in Sprint Class A Stock by France Telecom and Deutsche Telekom, Sprint's Rights Plan was amended to provide for Rights to attach to the Class A Common Stock and to assure that the investment will not cause the Rights to detach and become exercisable. Under the Rights Plan, one-half of a Right is attached to each share of Sprint common stock. Each Right, which is detachable and exercisable only upon the occurrence of certain takeover events, entitles shareholders to buy units consisting of one one-hundredth of a newly issued share of Preferred Stock-Fourth Series, Junior Participating at a price of $235 per unit or, in certain circumstances, common stock. The amendment to the Rights Plan provides generally that actions of France Telecom, Deutsche Telekom and their respective affiliates which would otherwise cause the Rights to detach and become exercisable will not do so unless such actions also violate the Standstill Agreement entered into among Sprint, France Telecom and Deutsche Telekom.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 1995.


Item 5.  Other Information

         Sprint's ratios of earnings to fixed charges were 3.68 and 3.76 for the three months ended September 30, 1995 and 1994, respectively, and 3.68 and 3.71 for the nine months ended September 30, 1995 and 1994, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the gain on the sale of an investment in equity securities of $22 million for the nine months ended September 30, 1994, the ratio of earnings to fixed charges would have been 3.63 for that period.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

          (4)  Instruments Defining the Rights of Security Holders

               (a) Rights Agreement dated as of August 8, 1989, between Sprint Corporation (formerly United Telecommunications, Inc.) and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.) as Rights Agent (filed as Exhibit 2(b) to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

               (b) Amendment and Supplement dated June 4, 1992 to Rights Agreement dated as of August 8, 1989 (filed as Exhibit 2(c) to Amendment No. 1 on Form 8 dated June 8, 1992 to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

               (c) Second Amendment to Rights Agreement dated as of July 31, 1995 between Sprint Corporation and UMB Bank, n.a. (filed as
                    Exhibit 2(d) to Form 8-A/A-2 dated October 20, 1995 amending Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

               (d) Standstill Agreement dated as of July 31, 1995, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

               (e) Articles of Incorporation of Sprint Corporation, as amended (filed as Exhibit 4 to Sprint Corporation Current Report on Form 8-K dated March 9, 1993 and incorporated herein by reference).

         (10)  Executive Compensation Plans and Arrangements:

               (a)  1978 Stock Option Plan, as amended.

               (b)  1981 Stock Option Plan, as amended.

               (c)  1985 Stock Option Plan, as amended.

               (d)  1990 Stock Option Plan, as amended.

               (e)  1990 Restricted Stock Plan, as amended.

               (f)  Executive Deferred Compensation Plan, as amended.

               (g)  Management Incentive Stock Option Plan, as amended.

               (h)  Long-Term Stock Incentive Program, as amended.

               (i)  Sprint Supplemental Executive Retirement Plan.

               (j) Amended and Restated Centel Directors Deferred Compensation Plan.

         (11)  Computation of Earnings Per Common Share.

         (12)  Computation of Ratio of Earnings to Fixed Charges.

         (27)  Financial Data Schedule.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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






                                                            SPRINT CORPORATION
                                                               (Registrant)





                                      By     /s/  John P. Meyer
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  November 14, 1995

                                                   EXHIBIT INDEX


EXHIBIT
NUMBER


          (4)  Instruments Defining the Rights of Security Holders

               (a) Rights Agreement dated as of August 8, 1989, between Sprint Corporation (formerly United Telecommunications, Inc.) and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.) as Rights Agent (filed as Exhibit 2(b) to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

               (b) Amendment and Supplement dated June 4, 1992 to Rights Agreement dated as of August 8, 1989 (filed as Exhibit 2(c) to Amendment No. 1 on Form 8 dated June 8, 1992 to Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

               (c) Second Amendment to Rights Agreement dated as of July 31, 1995 between Sprint Corporation and UMB Bank, n.a. (filed as
                    Exhibit 2(d) to Form 8-A/A-2 dated October 20, 1995 amending Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

               (d) Standstill Agreement dated as of July 31, 1995, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

               (e) Articles of Incorporation of Sprint Corporation, as amended (filed as Exhibit 4 to Sprint Corporation Current Report on Form 8-K dated March 9, 1993 and incorporated herein by reference).

         (10)  Executive Compensation Plans and Arrangements:

               (a)  1978 Stock Option Plan, as amended.

               (b)  1981 Stock Option Plan, as amended.

               (c)  1985 Stock Option Plan, as amended.

               (d)  1990 Stock Option Plan, as amended.

               (e)  1990 Restricted Stock Plan, as amended.

               (f)  Executive Deferred Compensation Plan, as amended.

               (g)  Management Incentive Stock Option Plan, as amended.

               (h)  Long-Term Stock Incentive Program, as amended.

               (i)  Sprint Supplemental Executive Retirement Plan.

               (j) Amended and Restated Centel Directors Deferred Compensation Plan.


         (11)  Computation of Earnings Per Common Share.

         (12)  Computation of Ratio of Earnings to Fixed Charges.

         (27)  Financial Data Schedule.