Form 10-K405
period 1995-12-31
SPRINT CORP
filed 1996-03-12
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                       FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                         December 31, 1995

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                        to

Commission file number                            1-4721

                                            SPRINT CORPORATION
                         (Exact name of registrant as specified in its charter)

        KANSAS                                                   48-0457967
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

 P.O. Box 11315, Kansas City, Missouri                              64112
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (913) 624-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
      Title of each class                          which registered
-----------------------------------------        ------------------------------
Preferred Stock, without par value
   First series, $7.50 stated value                New York Stock Exchange
   Second series, $6.25 stated value               New York Stock Exchange
Common stock, $2.50 par value, and Rights          New York Stock Exchange
   (shares outstanding at March 1, 1996,           Chicago Stock Exchange
   350,267,424)                                    Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Aggregate market value of voting stock held by non-affiliates at March 1, 1996 is $14,896,581,249.

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

                              SPRINT CORPORATION

                      SECURITIES AND EXCHANGE COMMISSION
                          ANNUAL REPORT ON FORM 10-K



Part I

Item 1.  Business

THE CORPORATION

Sprint Corporation (Sprint), incorporated in 1938 under the laws of Kansas, is primarily a holding company. Sprint's principal subsidiaries provide domestic and international long distance and local exchange telecommunications services. Other subsidiaries are engaged in the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories. Beginning in January 1996, Sprint will operate a small telephone refurbishing business in the state of Kansas. In March 1996, Sprint spun-off its cellular division to holders of Sprint's common stock.

     Sprint is a 40 percent partner in Sprint Spectrum LP, a partnership with Tele-Communications Inc. (TCI), Comcast Corporation (Comcast) and Cox Communications, Inc. (Cox) to provide wireless personal communications services
(PCS) on a broad geographic basis within the United States.

     Sprint is also a partner in Global One, a joint venture with France Telecom
(FT) and Deutsche Telekom AG (DT) to provide seamless global telecommunications services to business, consumer and carrier markets worldwide. The interests of DT and FT in the venture are held by their own joint venture, referred to as Atlas. The operating group serving Europe (excluding Germany and France) is owned one-third by Sprint and two-thirds by Atlas. The operating group for the worldwide activities outside the United States and Europe is owned 50 percent by Sprint and 50 percent by Atlas. Home country markets will be served by DT in Germany, FT in France and Sprint in the United States.

TELECOMMUNICATIONS LAW

The Telecommunications Act of 1996, which was signed into law in February 1996, promotes competition in all aspects of telecommunications. In particular, the new law removes barriers to competition that will enable local and long distance companies and cable TV companies to enter each others' markets. The regional Bell Operating Companies (RBOCs) were allowed to provide out-of-region and incidental long distance service upon enactment. The RBOCs will be allowed to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist" and a Federal Communications Commission (FCC) ruling that it is in the public interest and that a facilities based competitor exists in each market (or the failure of potential providers to request local access). The new law directs the FCC to conclude a large number of rule-makings in a relatively short period of time, including defining the requirements of the competitive "checklist"; such rules will significantly influence the amount and shape of competition in both local and long distance markets in the future.

The new law eliminates regulatory barriers to entry into local telephone markets and imposes several obligations upon incumbent local exchange carriers (LECs). They must allow local resale without unreasonable restrictions, provide number portability (to the extent technically feasible) and dialing parity, afford access to rights-of-way, establish reciprocal compensation arrangements, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The FCC is presently developing regulations to implement these requirements. Some of Sprint's LECs in rural areas may be exempted from some of these requirements. Many states, including most of the states in which Sprint's LECs operate, allow some competitive entry into the intraLATA long-distance and local service markets. The federal law preempts inconsistent state laws.

The impact of the Act on Sprint is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Act offers opportunities as well as risks. Sprint should benefit from the opportunity to enter local telephone markets. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. The risk aspect of local competition is that historical prices and market shares of Sprint's LECs in their current operating regions (approximately 4 percent of the nation's local phone lines) are likely to decline.

The removal of the long distance restrictions on the RBOCs is not anticipated to have an immediate significant adverse impact on Sprint because of the substantial preconditions that must be met before RBOCs can provide most in-region long distance services. In addition, Sprint could potentially offset some losses of long distance customers at the retail level if it were successful in becoming the underlying carrier for resellers (including the RBOCs) entering the long distance market.

LONG DISTANCE COMMUNICATIONS SERVICES

Sprint's long distance division is the nation's third largest long distance telephone company, operating a nationwide all-digital long distance communications network utilizing state-of-the-art fiber-optic and electronic technology. The division provides domestic and international long distance voice, video, and data communications services, and consists principally of Sprint Communications Company L.P. (the Limited Partnership). The terms under which the division offers its services to the public are subject to different levels of state and federal regulation, but rates are not subject to rate-base regulation except nominally in some states. The division had net operating revenues of $7.3 billion, $6.8 billion and $6.1 billion in 1995, 1994 and 1993, respectively.

AT&T dominates the long distance communications market and is expected to continue to dominate the market for some years into the future. MCI Communications Corporation (MCI) is the nation's second largest long distance telephone company. Sprint's long distance division competes with AT&T, MCI and other telecommunications providers in all segments of the long distance communications market. Competition is based upon price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

As competition has developed in long distance markets in recent years, the FCC has streamlined regulation of interstate interexchange carriers, including AT&T. Nondominant competitive long distance carriers (like Sprint) have been subject to considerably less regulation, because market forces served as a more effective regulator of prices. As AT&T lost domestic market share, it sought to be relieved of regulation as well. The FCC ended rate-of-return regulation of AT&T in 1989, and removed some competitive services from price caps regulation in 1991. In October 1995, the FCC reclassified AT&T as a nondominant domestic carrier, in exchange for commitments to protect rates charged to low income, low volume, and reseller customers. The FCC did not find that the long distance market was completely competitive and some interstate regulation continues to apply. AT&T also subsequently sought to be declared a nondominant international carrier, and that request is pending.

See "Telecommunications Law" for a discussion of the new telecommunications legislation and its potential impact on the long distance division.

LOCAL COMMUNICATIONS SERVICES

The local division is comprised of regulated LECs which serve approximately 6.7 million access lines in 19 states. In addition to furnishing local exchange services, the division provides intraLATA toll service and interLATA access by telephone customers and other carriers to Sprint's local exchange facilities.

The division had net operating revenues of $4.7 billion, $4.4 billion and $4.1 billion in 1995, 1994 and 1993, respectively. Florida and North Carolina were the only jurisdictions in which 10 percent or more of the division's total 1995 net operating revenues were generated. The following table reflects major revenue categories as a percentage of the division's total net operating revenues:

                                                                      1995              1994             1993
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Local service                                                           39.7%             39.7%            39.4%
Network access                                                          36.1              36.2             37.1
Toll service                                                            10.3              12.0             12.2
Other                                                                   13.9              12.1             11.3
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

                                                                       100.0%            100.0%           100.0%
                                                               -- ------------- --- ------------- -- -------------

AT&T is the division's  largest customer for network access  services.  In 1995,
15.2 percent of the division's net operating revenues was derived from services provided to AT&T, primarily network access services, compared to 16.6 percent in 1994 and 17.3 percent in 1993. While AT&T is a significant customer, Sprint does not believe the division's revenues are dependent upon AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier. Historically, as the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

The LECs comprising the division are subject to the jurisdiction of the FCC and the public service commissions of each of the states in which they operate. In each state in which the commission exercises authority to grant certificates of public convenience and necessity, the LECs have been granted certificates of indefinite duration to provide local exchange telephone service in their current service areas.

Effective January 1, 1991, the FCC adopted a price caps regulatory format for the RBOCs and the GTE local exchange companies. Other LECs could voluntarily become subject to price caps regulation. Under price caps, prices for network access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. Sprint elected to be subject to price caps regulation. The LECs owned by Centel Corporation did not originally elect price caps, but as a result of the merger with Sprint, these LECs adopted price caps effective July 1, 1993. During 1995, the FCC adopted modifications to the price cap plan to reset productivity elections, change certain rate adjustment methods, address new service offerings and generally reduce regulatory requirements. Under these changes, Sprint's LECs elected a productivity factor that allows them to avoid sharing of interstate access earnings.

See "Telecommunications Law" for a discussion of the new telecommunications legislation and its potential impact on the local communications division.

PRODUCT DISTRIBUTION AND DIRECTORY PUBLISHING

North Supply Company (North Supply), a wholesale distributor of telecommunications and security and alarm products, distributes products of more than 1,200 manufacturers to approximately 9,500 customers. Products range from basics, such as wire and cable, telephones and repair parts, to complete PBX systems, transmission systems and security and alarm equipment. North Supply also provides material management services to several of its affiliates and to several subsidiaries of the Bell Operating Companies.

The nature of competition in North Supply's markets demands a high level of customer service to succeed, as a number of competitors, including other national wholesale distributors, sell the same products and services.

North Supply sells to telephone companies and other users of telecommunications products, including Sprint's local and long distance divisions, other local and long distance telephone companies, and companies with large private networks. Other North Supply customers include original equipment manufacturers, interconnect companies, security and alarm dealers and local, state and federal governments. Sales to affiliates represented 39.5 percent of North Supply's total sales in 1995, 42.4 percent in 1994 and 39.3 percent in 1993. North Supply's net operating revenues were $854 million, $829 million, and $677 million in 1995, 1994 and 1993, respectively.

Sprint Publishing & Advertising along with Centel Directory Company publish and market white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The companies publish approximately 325 directories in 20 states with a circulation of 17 million copies. Sprint Publishing & Advertising's net operating revenues were $294 million, $280 million and $268 million in 1995, 1994 and 1993, respectively. Centel Directory Company operates through The CenDon Partnership, a general partnership between Centel Directory Company and The Reuben H. Donnelley Corporation. Revenues of Sprint Publishing & Advertising and The CenDon Partnership are principally derived from selling directory advertisements. The companies compete with publishers of telephone directories and others for advertising revenues.

JOINT VENTURES

In March 1995, Sprint Spectrum achieved a national wireless presence in the first round of PCS license auctions by the FCC. Sprint Spectrum and its affiliates won the rights to PCS licenses in 30 major trading areas at a cost of $2.2 billion. It is Sprint Spectrum`s objective to begin offering PCS in 20 to 25 major metropolitan markets, with a population of approximately 100 million, by the end of 1996.

Also in March 1995, the four partners agreed that Sprint Spectrum would provide local telecommunications services on a national basis using the facilities of the cable partners. Effective as of January 31, 1996, the four partners entered into a series of agreements amending their approach to providing competitive local services. Under the revised agreements, local offerings in each market will be the subject of individual joint ventures to be negotiated between Sprint and the applicable cable company. However, there can be no assurances that any such joint ventures will be formed.

On January 31, 1996, Sprint consummated its global joint venture (Global One) with DT and FT. Sprint contributed to the joint venture certain subsidiaries which conducted its international telecommunications business and certain assets of its U.S. subsidiaries used in such business.

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

PATENTS, TRADEMARKS AND LICENSES

Sprint and its subsidiaries own numerous patents, patent applications and trademarks in the U.S. and other countries. Sprint and its subsidiaries are also licensed under domestic and foreign patents and trademarks owned by others. In the aggregate, these patents, patent applications, trademarks and licenses are of material importance to Sprint's business. Generally, Sprint's trademarks and trademark licenses have no limitation on duration; Sprint's patents and the patents to which Sprint is licensed range generally in duration from 1 to 17 years.

EMPLOYEE RELATIONS

As of December 31, 1995, Sprint and its subsidiaries had approximately 48,300 employees, of whom approximately 26 percent are represented by unions. During 1995, Sprint and its subsidiaries had no material work stoppages caused by labor controversies.

INFORMATION AS TO INDUSTRY SEGMENTS

Sprint's net operating revenues from affiliates and non-affiliates, by segment, for the three years ended December 31, 1995, 1994 and 1993, are as follows (in millions):

                                                                              Net Operating Revenues
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                       1995              1994             1993
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Long Distance Communications Services
   Non-affiliates                                              $      7,238.5    $      6,763.5   $      6,096.5
   Affiliates                                                            38.9              41.6             42.7
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      7,277.4           6,805.1          6,139.2
Local Communications Services
   Non-affiliates                                                     4,453.0           4,179.7          3,914.3
   Affiliates                                                           266.4             233.1            211.7
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      4,719.4           4,412.8          4,126.0
Product Distribution and Directory Publishing
   Non-affiliates                                                       811.2             757.9            679.2
   Affiliates                                                           336.8             350.8            266.0
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      1,148.0           1,108.7            945.2
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Subtotal                                                             13,144.8          12,326.6         11,210.4
Intercompany revenues                                                  (379.7)           (340.0)          (295.7)
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Net operating revenues                                         $     12,765.1    $     11,986.6   $     10,914.7
                                                               -- ------------- --- ------------- -- -------------


In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," revenues and related net income of nonregulated operations attributable to intercompany transactions with Sprint's regulated telephone companies have not been eliminated in the above table or the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $262 million, $285 million and $225 million in 1995, 1994 and 1993, respectively. In conjunction with the adoption of accounting principles for a competitive marketplace (see Note 2 of Notes to Consolidated Financial Statements) such intercompany amounts will be eliminated beginning in 1996. All other significant intercompany transactions have been eliminated. For additional information as to industry segments of Sprint, refer to "Segmental Results of Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this report (pages 23 through 26).


Item 2.  Properties

The aggregate cost of Sprint's property, plant and equipment was $19.9 billion as of December 31, 1995, of which $12.6 billion relates to local communications services and $6.8 billion relates to long distance communications services. These properties consist primarily of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities and are in good operating condition. Certain switching equipment and several general office facilities are located on leased premises. The long distance division has been granted easements, rights-of-way and rights-of-occupancy, primarily by railroads and other private landowners, for its fiber-optic network.

The properties of the product distribution and directory publishing businesses consist primarily of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

Sprint owns its corporate headquarters building and certain other property located in the greater Kansas City metropolitan area.

Property, plant and equipment with an aggregate cost of approximately $11.2 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Item 3.  Legal Proceedings

Following announcement of the Sprint/Centel merger agreement in May 1992, class action suits were filed against Centel and certain of its officers and directors. The federal actions were consolidated in the United States District Court for the Northern District of Illinois. An amended complaint was filed against the Company and two officers/directors. The amended complaint alleges violations of federal securities laws by failing to disclose pertinent information regarding the value of Centel common stock. The plaintiffs seek damages in an unspecified amount. In January 1995, a purported class action suit was filed against Centel's financial advisors in state court in New York in connection with the Sprint/Centel merger. In October 1995, the New York trial court granted a motion to dismiss that suit, but the plaintiffs have appealed from the order dismissing their claims. Sprint may have indemnification obligations to the financial advisors in connection with this suit.

Other suits arising in the ordinary course of business are pending against Sprint and its subsidiaries. Sprint cannot predict the ultimate outcome of these actions or the above-described litigation, but believes they will not result in a material effect on Sprint's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

On January 29, 1996, Sprint held a Special Meeting of Shareholders to vote on three proposals relating to the investment in Sprint by DT and FT (see "Management's Discussion and Analysis of Financial Condition and Results of Operations. - Strategic Developments - Global One" (pages 20 and 21) for further discussion related to this investment). The shareholders approved all three proposals.

The following votes were cast with respect to the proposal to approve and adopt the Investment Agreement dated as of July 31, 1995, as amended, among Sprint, FT and DT and the transactions contemplated by the Investment Agreement (Proposal No. 1).

                             FOR                                    254,701,899
                             AGAINST                                 11,925,847
                             ABSTAIN                                  2,178,235


The following votes were cast with respect to the proposal to approve and adopt the Charter Amendments and the Bylaw Amendments contemplated by the Investment Agreement (Proposal No. 2).

                             FOR                                    251,797,486
                             AGAINST                                 14,749,579
                             ABSTAIN                                  2,258,916


The following votes were cast by the common stock, voting as a separate class, with respect to the proposal to approve and adopt the Charter Amendments and the Bylaw Amendments contemplated by the Investment Agreement (Proposal No. 2).

                             FOR                                    251,666,480
                             AGAINST                                 14,747,104
                             ABSTAIN                                  2,249,151

The following votes were cast with respect to the proposal to approve and adopt the Control Share Acquisitions Plan and to accord to the shares acquired pursuant to such plan full voting rights (Proposal No. 3).

                             FOR                                    257,433,764
                             AGAINST                                  6,447,938
                             ABSTAIN                                  4,924,279


The following votes were cast with respect to the proposal to approve and adopt the Control Share Acquisitions Plan and to accord to the shares acquired pursuant to such plan full voting rights, excluding shares held by (i) FT, DT or any member of a group with FT and DT that makes or proposes to make a "control share acquisition" (as defined in the Kansas Control Share Acquisitions Statute), (ii) officers of Sprint and (iii) employees of Sprint who are also directors of Sprint (Proposal No. 3).

                             FOR                                    256,780,521
                             AGAINST                                  6,449,252
                             ABSTAIN                                  4,924,777


Item 10(b). Executive Officers of the Registrant

Office                                                            Name                                      Age
--------------------------------------------------------------    ---------------------------------         ------
Chairman and Chief Executive Officer                              William T. Esrey                    (1)      56
President and Chief Operating Officer                             Ronald T. LeMay                     (2)      50
President and Chief Operating Officer - Long Distance
    Division                                                      Gary D. Forsee                      (3)      45
President and Chief Operating Officer - Local Communications
    Division                                                      D. Wayne Peterson                   (4)      60
Executive Vice President - Law and External Affairs               J. Richard Devlin                   (5)      45
Executive Vice President - Chief Financial Officer                Arthur B. Krause                    (6)      54
Senior Vice President - Corporate Finance                         Gene M. Betts                       (7)      43
Senior Vice President - External Affairs                          John R. Hoffman                     (8)      50
Senior Vice President and Controller                              John P. Meyer                       (9)      45
Senior Vice President - Strategic Planning and Corporate
    Development                                                   Theodore H. Schell                 (10)      51
Senior Vice President - Quality Development and Public
    Relations                                                     Richard C. Smith, Jr.              (11)      54
Senior Vice President and Treasurer                               M. Jeannine Strandjord             (12)      50
Senior Vice President - Human Resources                           I. Benjamin Watson                 (13)      47
Vice President and Secretary                                      Don A. Jensen                      (14)      60


(1) Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive Officer and a member of the Board of Directors in 1985. In addition, he has served as Chief Executive Officer of the Limited Partnership since 1988.

(2) Mr. LeMay was elected President and Chief Operating Officer in February 1996. He had served as Vice Chairman since April 1995. From 1989 to 1995, he had served as President - Long Distance Division. He was elected to the Board of Directors of Sprint in 1993. Mr. LeMay also serves as the Chief Executive Officer of Sprint Spectrum.

(3) Mr. Forsee was elected President - Long Distance Division in April 1995. He also serves as President and Chief Operating Officer of the Limited
     Partnership. Mr. Forsee had served as Senior Vice President - Staff Operations of the Limited Partnership since 1993. From 1991 to 1993, he was President of the Limited Partnership's Business Service Group. Prior to that time he served as President of the Limited Partnership's Government Services Division.

(4) Mr. Peterson was elected President - Local Communications Division in 1993. From 1980 to 1993, he served as President of Carolina Telephone and Telegraph Company, a subsidiary of Sprint.

(5) Mr. Devlin was elected Executive Vice President - Law and External Affairs in 1989.

(6) Mr. Krause was elected Executive Vice President - Chief Financial Officer in 1988. During 1990 and 1991, he also served as Chief Information Officer.

(7)  Mr. Betts was elected Senior Vice President in 1990.

(8)  Mr. Hoffman was elected Senior Vice President - External Affairs in 1990.

(9) Mr. Meyer was elected Senior Vice President and Controller in 1993. He had served as Vice President and Controller of Centel since 1989.

(10) Mr. Schell was elected Senior Vice President - Strategic Planning and Corporate Development in 1990.


(11) Mr. Smith was elected Senior Vice President - Quality Development and Public Relations in 1991. He had served as President of the Limited Partnership's National Markets since 1989.

(12) Ms. Strandjord was elected Senior Vice President and Treasurer in 1990.

(13) Mr. Watson was elected Senior Vice President - Human Resources in 1993. He had served as Vice President Finance and Administration of United Telephone
     - Eastern Group, an operating group of subsidiaries of Sprint, since 1990.

(14) Mr. Jensen was elected Vice President and Secretary in 1975.


There are no known family relationships between any of the persons named above or between any such persons and any outside directors of Sprint. Officers are elected annually.

Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                                                           Market Price Per Share
--------------------------- ----------------------------------------- -- -----------------------------------------
                                              1995                                         1994
                            -----------------------------------------    -----------------------------------------
                                                           End of                                       End of
                                High          Low          Period            High          Low          Period
                            ------------- ------------- -------------    ------------- ------------- -------------
First Quarter               $   31 7/8    $   25 7/8    $   30 1/4        $   38 1/8    $   32 1/2    $   34 1/4
Second Quarter                  35 7/8        30 3/8        33 5/8            40 1/8        33 1/4        34 7/8
Third Quarter                   36 7/8        32 5/8        35                40 1/8        34 1/8        38 1/8
Fourth Quarter                  41 1/8        33 1/4        39 5/8            38 7/8        26 1/8        27 5/8
--------------------------- -- ---------- -- ---------- -- ---------- -- --- --------- --- --------- --- ---------

As of March 1, 1996, there were approximately 100,000 record holders of Sprint's common stock. The principal trading market for Sprint's common stock is the New York Stock Exchange. The common stock is also listed and traded on the Chicago and Pacific Stock Exchanges. Sprint has declared dividends of $0.25 per quarter during each of the years ended December 31, 1995 and 1994.


Item 6.  Selected Financial Data

For  information  required  by Item 6, refer to the  "Selected  Financial  Data"
section  of  the  Financial   Statements,   Financial   Statement  Schedule  and
Supplementary Data filed as part of this report (page 19).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements, Financial Statement Schedule and Supplementary Data filed as part of this report (pages 20 through 32).


Item 8.  Financial Statements and Supplementary Data

For  information  required  by  Item 8,  refer  to the  "Consolidated  Financial
Statements and Schedule" and "Quarterly Financial Data" sections of the Financial Statements, Financial Statement Schedule and Supplementary Data filed as part of this report (pages 35 through 61).


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III


Item 10.  Directors and Executive Officers of the Registrant

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement filed pursuant to Regulation 14A.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this report (pages 8 and 9).


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

Part IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

   (a) 1. The consolidated financial statements of Sprint and supplementary financial information filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Supplementary Data (page 18).

        2. The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Supplementary Data (page 18).

        3. The following exhibits are filed as part of this report:

           EXHIBITS

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 4A to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (b)    Bylaws,  as  amended  (filed  as  Exhibit  4B to Sprint
                         Corporation Current Report on Form 8-K for the year ended January 31, 1996 and incorporated herein by reference).

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

                  (d) Second Amendment to Rights Agreement dated as of July 31, 1995 between Sprint Corporation and UMB Bank, n.a. (filed as Exhibit 2(d) to Form 8-A/A-2 dated October 20, 1995 amending Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

                  (e) Standstill Agreement dated as of July 31, 1995, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit (10)(c) to Sprint
                         Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

           (10)   Material Agreements - Joint Ventures:

                  (a) Joint Venture Agreement dated as of June 22, 1995 among Sprint Corporation, Sprint Global Venture, Inc., France Telecom and Deutsche Telekom AG (filed as Exhibit
                         (10)(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

                  (b) Amendment No. 1 to Joint Venture Agreement, dated as of January 31, 1996, among Sprint Corporation, Sprint Global Venture, Inc., France Telecom, Deutsche Telekom AG and Atlas Telecommunications, S.A. (filed as Exhibit 99A to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (c) Investment Agreement dated as of July 31, 1995 among Sprint Corporation, France Telecom and Deutsche Telekom AG (including as an exhibit the Stockholders' Agreement among France Telecom, Deutsche Telekom AG and Sprint Corporation) (filed as Exhibit (10)(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

                  (d) Amended and Restated Agreement of Limited Partnership of MajorCo., L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (filed as Exhibit 99C to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (e) Parents Agreement dated as of January 31, 1996, between Sprint Corporation and Tele-Communications, Inc. (filed as Exhibit 99D to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (f) Parents Agreement dated as of January 31, 1996, between Sprint Corporation and Comcast Corporation (filed as
                         Exhibit 99E to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (g) Parents Agreement dated as of January 31, 1996, between Sprint Corporation and Cox Communications, Inc. (filed as Exhibit 99F to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

           (10)   Executive Compensation Plans and Arrangements

                  (h)    1985 Stock  Option Plan,  as amended  (filed as Exhibit
                         (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference). Appendix to Stock Option Plans.

                  (i)    1990 Stock Option Plan, as amended (filed as Exhibit
                         (10)(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference). Appendix to Stock Option Plans. See Exhibit (10)(h).

                  (j)    1990 Restricted Stock Plan, as amended (filed as
                         Exhibit 99 to Sprint Corporation Registration Statement No. 33-65147 and incorporated herein by reference).

                  (k)    Executive Deferred Compensation Plan, as amended.

                  (l) Management Incentive Stock Option Plan, as amended (filed as Exhibit (10)(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference). Appendix to Stock Option Plans. See Exhibit (10)(h).

                  (m) Long-Term Stock Incentive Program, as amended (filed as Exhibit (10)(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (n) Sprint Supplemental Executive Retirement Plan (filed as Exhibit (10)(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (o) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit (10)(j) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (p) Restated Memorandum Agreements Respecting Supplemental Pension Benefits between Sprint Corporation (formerly United Telecommunications, Inc.) and two of its current and former executive officers (filed as Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

                  (q) Executive Long-Term Incentive Plan (filed as Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                  (r) Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                  (s) Long-Term Incentive Compensation Plan (filed as Exhibit 10(j) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

                  (t)    Short-Term   Incentive   Compensation  Plan  (filed  as
                         Exhibit 10(k) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

                  (u)    Retirement  Plan for  Directors,  as amended  (filed as
                         Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

                  (v)    Key  Management  Benefit  Plan,  as  amended  (filed as
                         Exhibit 10(o) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                  (w) Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers.

                  (x)    Director's Deferred Fee Plan, as amended.

                  (y) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the year ended March 31, 1995, and incorporated herein by reference).

                  (z) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

                  (aa) Summary of Executive Officer and Board of Directors Benefits.

                  (bb) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and four of its executive officers (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

                  (cc)   Amended and Restated Centel Stock Option Plan (filed as
                         Exhibit 10(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). Appendix to Stock Option Plans. See Exhibit (10)(h).

                  (dd) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and three of its executive officers (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

                  (ee) Description of agreement regarding Supplemental Pension Benefits between Sprint Corporation and one of its executive officers (filed as Exhibit 10(e) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

                  (ff) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           (11)   Computation of Earnings Per Common Share.

           (12)   Computation of Ratio of Earnings to Fixed Charges.

           (21)   Subsidiaries of Registrant.

           (23)   Consent of Ernst & Young LLP.

           (27)   Financial Data Schedules:

                  (a)   1995 Financial Data Schedule.

                  (b)   Restated 1994 Financial Data Schedule.

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt and the long-term debt of its subsidiaries. The total amount of securities authorized under any of said instruments does not exceed 10 percent of the total assets of Sprint and its subsidiaries on a consolidated basis.

   (b)  Reports on Form 8-K

        Sprint filed a Current Report on Form 8-K dated January 31, 1996 in which it reported the investment of $3.0 billion in Sprint by FT and DT and the consummation of the global venture with FT and DT (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Developments - Global One" (pages 20 and 21) for further discussion). It also reported that Sprint, TCI, Comcast and Cox had entered into a series of agreements amending in certain respects their previously announced joint venture to engage in the communications business (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Developments - Sprint Spectrum LP" (page 21) for further discussion).

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




SPRINT CORPORATION
(Registrant)



By /s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer


Date:  March 11, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 1996.


/s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and
Chief Financial Officer



/s/ John P. Meyer
John P. Meyer
Senior Vice President and Controller
Principal Accounting Officer

                                  SIGNATURES

                              SPRINT CORPORATION
                                 (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 1996.


/s/ DuBose Ausley
DuBose Ausley, Director



/s/ Warren L. Batts
Warren L. Batts, Director



/s/ Michel Bon
Michel Bon, Director



/s/ Ruth M. Davis
Ruth M. Davis, Director



/s/ W. T. Esrey
William T. Esrey, Director



/s/ Donald J. Hall
Donald J. Hall, Director



/s/ Harold S. Hook
Harold S. Hook, Director



/s/ Ronald T. LeMay
Ronald T. LeMay, Director



/s/ Linda K. Lorimer
Linda Koch Lorimer, Director



/s/ Charles E. Rice
Charles E. Rice, Director



/s/ Ron Sommer
Ron Sommer, Director



/s/ Stewart Turley
Stewart Turley, Director


INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND SUPPLEMENTARY DATA          Sprint Corporation



                                                                                             Page Reference
                                                                                          ---------------------
   Selected Financial Data                                                                         19

   Management's Discussion and Analysis of Financial Condition and Results of Operations           20

   Consolidated Financial Statements and Schedule:

   Management Report                                                                               33
   Report of Independent Auditors - Ernst & Young LLP                                              34
   Consolidated Statements of Income for each of the three years ended December 31, 1995           35
   Consolidated   Balance   Sheets  as  of  December  31,  1995  and  1994                         36
   Consolidated  Statements  of Cash  Flows  for each of the three  years  ended
       December 31, 1995                                                                           38
   Consolidated Statements of Common Stock and Other Shareholders' Equity for each of
       the three years ended December 31, 1995                                                     39
   Notes to Consolidated Financial Statements                                                      40

   Financial  Statement  Schedule for each of the three years ended December 31, 1995:

       II  -  Consolidated Valuation and Qualifying Accounts                                       59

       Certain financial statement schedules are omitted because the required information is not present, or because the information required is included in the consolidated financial statements and notes thereto.

   Quarterly Financial Data                                                                        60




SELECTED FINANCIAL DATA                                                                           Sprint Corporation

                                                             As of or For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                  1995         1994 (1)      1993 (1)       1992 (1)       1991 (1)
---------------------------------------------------------------------------------------------------------------------
                                                               (In Millions, Except Per Share Data)
Results of Operations
Net operating revenues                       $    12,765.1  $    11,986.6  $   10,914.7  $  10,105.7  $    9,697.2
Operating income (2)                               1,834.3        1,690.7       1,214.1      1,199.8       1,186.1
Income from continuing
   operations (2), (3)                               946.1          899.2         517.1        550.6         530.8
Earnings per common share from continuing
   operations (2), (3)                               2.69           2.57          1.50         1.62           1.58
Dividends per common share                           1.00           1.00          1.00         1.00           1.00

Financial Position
Total assets                                 $    15,195.9  $    14,547.5  $   13,898.1  $  13,431.7  $   13,785.9
Property, plant and equipment, net                 9,715.8       10,258.8       9,883.1      9,895.6      10,072.7
Total debt (including short-term
   borrowings)                                     5,677.4        4,937.2       5,094.4      5,442.7       5,571.2
Redeemable preferred stock                            32.5           37.1          38.6         40.2          56.6
Common stock and other shareholders'
   equity                                          4,642.6        4,524.8       3,918.3      3,971.6       3,671.9

Cash Flow Data
Cash from operating activities -
   continuing operations                     $     2,566.4  $     2,346.0  $    2,007.8  $   2,397.3  $    1,808.1
Capital expenditures                               1,857.3        1,751.6       1,429.8      1,342.4       1,431.4
Free cash flow (4)                                   357.6          245.0         230.9        454.8          80.9


(1) The accompanying Selected Financial Data have been restated to reflect the spin-off of Sprint's cellular and wireless division (Cellular) to Sprint shareholders. Accordingly, Cellular's operating results have been excluded from income from continuing operations and are reported as discontinued operations.

(2) During 1995, nonrecurring charges of $88 million were recorded related to a restructuring within the local division. Such charges reduced consolidated 1995 income from continuing operations by $55 million ($0.16 per share).

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

     During 1993, as a result of the enactment of the Revenue Reconciliation Act of 1993, Sprint was required to adjust its deferred income tax assets and liabilities to reflect the increased tax rate. Such adjustment reduced consolidated 1993 income from continuing operations by $11 million ($0.03 per share).

     During 1992 and 1991, gains were recognized related to the sales of certain local telephone properties, which increased consolidated 1992 income from continuing operations by $44 million ($0.13 per share) and consolidated 1991 income from continuing operations by $64 million ($0.19 per share).

(4) Free cash flow is an internal measurement utilized by Sprint to assess the coverage of capital expenditures and dividends paid by cash provided from operating activities of continuing operations. This measurement is not an alternative to operating income determined in accordance with generally accepted accounting principles as an indicator of operating performance. Such amount for 1992 excludes the additional proceeds from the sale of accounts receivable of $300 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       Sprint Corporation
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Strategic Developments

Telecommunications Law

     In February 1996, the Telecommunications Act of 1996 (the Act) was signed into law. The purpose of the Act is to promote competition in all aspects of telecommunications. The Act requires telecommunications carriers to interconnect with other carriers and to provide for resale, number portability, dialing parity, access to rights-of-way and compensation for reciprocal traffic.
Additionally, incumbent local telephone companies are required to provide nondiscriminatory unbundled access, resale at wholesale rates and notice of changes that would affect interoperability of facilities and networks. The Federal Communications Commission (FCC) is to adopt mechanisms to ensure that essential telecommunications services are affordable.

     The Act also provides that regional Bell Operating Companies (RBOCs) may provide long distance service upon enactment that is out-of-region or incidental to: (1) audio/video programming; (2) Internet for schools; (3) mobile services;
(4) information or alarm services; and (5) telecommunications signaling. In order for an RBOC to provide in-region long distance service, the Act requires the RBOC to comply with a comprehensive competitive checklist and expands the role of the U.S. Department of Justice in the FCC's determination of whether the entry of an RBOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities-based competitor for residential and business local telephone service (or the failure of potential providers to request access) prior to an RBOC providing in-region long distance service. RBOCs must provide long distance services through a separate subsidiary for at least three years. Until the RBOCs are allowed into long distance or three years have passed, long distance carriers with more than 5 percent of the nation's access lines may not jointly market RBOC resold local telephone service, and states may not require RBOCs to provide intraLATA dialing parity.

     Telecommunications companies may also provide video programming and cable operators may provide telephone service in the same service area. The Act prohibits telecommunications carriers and cable operators from acquiring more than 10 percent of each other, except in rural and other specified areas.

     The impact of the Act on Sprint is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Act offers opportunities as well as risks. Sprint should benefit from the opportunity to enter local telephone markets. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. The risk aspect of local competition is that historical prices and market shares of Sprint's local telephone companies (approximately 4 percent of the nation's local telephone access lines) are likely to decline.

     The removal of the long distance restrictions on the RBOCs is not anticipated to have an immediate significant adverse impact on Sprint because of the substantial preconditions that must be met before RBOCs can provide most in-region long distance services. In addition, Sprint could potentially offset some losses of long distance customers at the retail level if it were successful in becoming the underlying carrier for resellers (including the RBOCs) entering the long distance market.


Global One

     On January 31, 1996, Sprint, along with Deutsche Telekom (DT) and France Telecom (FT), consummated their joint venture, operating as Global One, which will provide seamless global telecommunications services to business, consumer and carrier markets worldwide. The interests of DT and FT in the venture are held by their own joint venture, referred to as Atlas. The operating group serving Europe (excluding Germany and France) will be owned one-third by Sprint and two-thirds by Atlas. The operating group for the worldwide activities outside the United States and Europe will be owned 50 percent by Sprint and 50 percent by Atlas. Home country markets will be served by DT in Germany, FT in France and Sprint in the United States.

     Upon closing of the agreement, DT and FT acquired shares of a new class of preference stock for a total of $3.0 billion, which resulted in DT and FT each holding approximately 7.5 percent of the Sprint voting power. DT and FT will make the remainder of their investment in Sprint following the spin-off of Sprint's Cellular and Wireless Division (Cellular) to shareholders of Sprint common stock. Following their full investment, DT and FT will each own shares of Class A common stock with approximately 10 percent of Sprint's voting power. Depending on the price of Cellular shares at the time of the spin-off, the total amount of the investment is expected to be between $3.5 billion and $3.7 billion.

     DT and FT, as the holders of the Class A Stock, will have the right in most circumstances to proportionate representation on Sprint's board of directors and to purchase additional shares of Class A Stock from Sprint to enable them to maintain their ownership level at 20 percent. In addition, the holders of Class A Stock will have disapproval rights with respect to Sprint's undertaking certain types of transactions. DT and FT have also entered into a standstill agreement with Sprint that contains restrictions on their ability to acquire voting securities of Sprint other than as contemplated by the investment agreement and related agreements, as well as customary provisions restricting DT and FT from initiating or participating in any proposal with respect to the control of Sprint.

     In connection with the closing of the Global One joint venture, the long distance division contributed certain assets and the related operations of its international business unit to Global One.

Sprint Spectrum

     Sprint, along with Tele-Communications Inc. (TCI), Comcast Corporation (Comcast) and Cox Communications, Inc. (Cox), have formed a joint venture, Sprint Spectrum LP, formerly known as Sprint Telecommunications Venture to provide wireless communications services on a broad geographic basis within the United States. In March 1995, Sprint Spectrum took a critical first step to a national wireless capabilities. In the first round of broadband Personal Communications Services (PCS) license auctions by the FCC, Sprint Spectrum and its affiliates won the rights to PCS licenses in 30 major trading areas (MTAs) at a cost of $2.2 billion. Sprint Spectrum's wireless presence, including Sprint Spectrum wireless affiliates, covers a population of more than 182 million in the United States.

     In March 1995, Sprint, TCI, Comcast and Cox signed a definitive joint venture agreement to provide competitive local telecommunications services on a national basis using the facilities of the cable partners. In February 1996, the four partners announced a change in their approach to providing such services. The previous agreement called for the conversion of cable systems passing 10 million homes by the end of 1997 and had a fixed compensation formula between Sprint Spectrum and the cable companies. Under the revised agreements, competitive local telephone services will be the subject of individual joint ventures to be negotiated between Sprint and each cable partner, rather than through Sprint Spectrum. This approach will allow greater flexibility to decide specific terms and timing for entry into local telephone markets. However, there can be no assurance that any such joint ventures will be formed.

     In conjunction with the approval of a business plan for Sprint Spectrum to build out a national wireless network, the four partners have committed to make cash capital contributions to Sprint Spectrum of approximately $4.2 billion through the end of 1997, of which Sprint's portion is estimated to be approximately $1.7 billion. Approximately $960 million of this commitment has already been contributed by Sprint to Sprint Spectrum, primarily to fund amounts paid to the FCC in connection with licenses won in the PCS auction.

     In November 1995, American Personal Communications (APC), an affiliate of Sprint Spectrum, launched Sprint Spectrum, the nation's first broadband PCS system. Sprint Spectrum will serve a large geographic area encompassing Washington, D.C., all of Maryland and more than half of Virginia. It is Sprint Spectrum's objective to begin offering personal communications service in as many as 20 to 25 major metropolitan areas by December 1996, covering over 100 million people, and to substantially complete construction of the remainder of its system by December 1998. Sprint Spectrum has executed contracts with two vendors of Code Division Multiple Access (CDMA) to deploy this new developing technology across the venture's nationwide wireless communications network.

Spin-off of Cellular Division

     Due in part to divestiture requirements imposed by the FCC with respect to PCS licenses awarded to Sprint Spectrum, the Sprint board of directors has approved the spin-off of Cellular to the holders of Sprint common stock. Sprint has received a favorable ruling from the Internal Revenue Service regarding the tax-free nature of the spin-off. After the spin-off, Cellular will market its wireless service under the 360 Communications Company brand name and will no longer be included under the umbrella of the Sprint brand name.

     The spin-off will be effected by distributing to all holders of Sprint common stock all shares of Cellular common stock at a rate of 1 share of Cellular common stock for every 3 shares of Sprint common stock held. In connection with the closing, Cellular will repay approximately $1.4 billion of intercompany debt owed by Cellular to Sprint and its subsidiaries, and Sprint will contribute to the equity capital of Cellular any debt owed by Cellular in excess of the intercompany debt being repaid.

     Prior years' consolidated financial statements have been restated to reflect the spin-off of Cellular. Accordingly, the operating results, net assets and cash flows of Cellular are separately classified as discontinued operations.

Results of Operations

Consolidated

     Sprint's two primary divisions -- long distance and local exchange -- generated record levels of net operating revenues and improved operating results in 1995. The long distance division generated a 7 percent growth in traffic volumes in 1995, and the number of access lines served by the local division grew 4.7 percent.

     Total net operating revenues for the year ended December 31, 1995 were $12.8 billion, a 6 percent increase over net operating revenues of $12.0 billion for 1994. Total net operating revenues for the year ended December 31, 1993 were $10.9 billion. For the year ended December 31, 1995, income from continuing operations was $946 million, or $2.69 per share, compared with $899 million, or $2.57 per share, for 1994 and $517 million, or $1.50 per share, for 1993. Income from continuing operations for the year ended December 31, 1995 included a charge related to the restructuring of Sprint's local division ($0.16 per share). Income from continuing operations for the year ended December 31, 1994 included a gain related to the sale of an investment in equity securities ($0.06 per share). Income from continuing operations for the year ended December 31, 1993 included charges related to the merger and integration costs associated with the Centel merger and the realignment and restructuring of Sprint's long distance division ($0.56 per share) and a charge associated with the enactment of the Revenue Reconciliation Act of 1993 ($0.03 per share).

Segmental Results of Operations

Long Distance Communications Services

                                                                          As of or for the Years Ended
                                                                                  December 31,
                                                               ---------------------------------------------------
                                                                      1995              1994             1993
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (In Millions)

Net operating revenues                                         $     7,277.4     $     6,805.1    $     6,139.2

Operating expenses
  Interconnection                                                    3,102.7           2,994.5          2,710.7
  Operations                                                         1,046.6             925.4            857.7
  Selling, general and administrative                                1,839.7           1,737.0          1,548.1
  Depreciation and amortization                                        581.6             550.5            523.5
  Merger, integration and restructuring costs                           --                --               45.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             6,570.6           6,207.4          5,685.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $       706.8     $       597.7    $       453.3 (1)
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                         9.7%              8.8%             7.4%(1)
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $       861.7     $       774.1    $       529.4
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $     4,912.2     $     4,546.0    $     4,195.8
                                                               -- ------------- --- ------------- -- -------------

(1) Excluding the merger, integration and restructuring costs of $45.9 million, operating income and margin for 1993 would have been $499.2 million and 8.1 percent, respectively.

     Sprint's long distance division provides domestic and international voice, video and data communications services. The terms under which the division offers its services to the public are subject to different levels of state and federal regulation, but rates are not subject to rate-base regulation except nominally in some states.

     Net operating revenues increased 7 percent in 1995, following an 11 percent increase in 1994. Traffic volume increased 7 percent and 11 percent over the same periods. Revenue growth was primarily driven by strong performance in the data services market, which includes sales to consumer on-line services and Internet connectivity, transaction processing such as credit card authorizations and check guarantees, data communication for multinational corporations and data-intensive applications such as image transfer and client/server exchange. Also contributing to this growth was the business market which continued to experience growth in "800" services and private line services, the international market which reflects the division's continuing efforts to target new geographic markets, and the residential market which reflects the success of the Sprint Sense (sm) calling plan.

     Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers and foreign telephone companies for the completion of calls made by the division's customers. Interconnection costs increased in 1995 and 1994 primarily as a result of traffic volume growth. Also contributing to these increases were increases in access costs associated with the growth in data products and international interconnection costs. These increases were partially offset by reduced costs of connecting to networks domestically as a result of lower interstate access rates. As a percentage of net operating revenues, interconnection costs were 42.6 percent in 1995 compared to 44.0 percent and 44.2 percent in 1994 and 1993, respectively.

     Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data systems sales. Operations expense increased $121 million in 1995 and $68 million in 1994. The 1995 increase was primarily due to increased costs associated with growth within the data products market and increased international network operations costs reflecting growth in overseas products and foreign operations. The 1994 increase was primarily due to expanded product offerings as well as providing services to new customers.

     Selling, general and administrative (SG&A) expense increased $103 million and $189 million in 1995 and 1994, respectively, generally reflecting the overall growth in the division's operating activities. These increases were generally due to increased advertising expenses resulting from the ongoing sales and marketing efforts which are important in the intensely competitive long distance marketplace. The division has continued to focus on cost containment of SG&A expenses in an effort to further enhance the division's profitability. As a result, SG&A expense as a percentage of net operating revenues decreased from
25.5 percent for 1994 to 25.3 percent for 1995.

     Depreciation and amortization increased $31 million in 1995 and $27 million in 1994, generally due to an increase in the asset base. The increase in 1995 was generally due to an increase in the asset base in support of data revenue growth and synchronous optical network (SONET) deployment. SONET provides significantly improved transport capacity.

Local Communications Services

                                                                          As of or for the Years Ended
                                                                                  December 31,
                                                               ---------------------------------------------------
                                                                      1995              1994             1993
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (In Millions)

Net operating revenues
  Local service                                                $     1,875.7     $     1,752.3    $     1,624.3
  Network access                                                     1,705.8           1,598.4          1,530.4
  Toll service                                                         485.4             529.3            505.3
  Other                                                                652.5             532.8            466.0
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total net operating revenues                                         4,719.4           4,412.8          4,126.0
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating expenses
  Plant operations                                                   1,360.6           1,298.3          1,206.7
  Depreciation and amortization                                        835.6             794.6            733.0
  Customer operations                                                  601.0             549.3            532.4
  Other                                                                793.8             752.4            710.6
  Merger, integration and restructuring costs                           87.6              --              190.1
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             3,678.6           3,394.6          3,372.8
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $     1,040.8 (1) $     1,018.2    $       753.2 (2)
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                       22.1% (1)         23.1%            18.3% (2)
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $       950.8     $       914.2    $       845.3
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $     6,970.4     $     7,821.3    $     7,603.9
                                                               -- ------------- --- ------------- -- -------------

(1)  Excluding the restructuring costs of $87.6 million, operating income and margin for 1995 would have been
     $1,128.4 million and 23.9 percent, respectively.

(2)  Excluding the merger and integration costs of $190.1 million, operating income and margin for 1993 would have been $943.3 million and 22.9 percent, respectively.

     The local division consists principally of Sprint's regulated telephone companies which provide local exchange services, access by telephone customers and other carriers to local exchange facilities, and long distance services within specified geographic areas.

     Net operating revenues increased 7 percent in both 1995 and 1994. Increased local service revenues reflect a 4.7 percent and 4.8 percent increase in the number of access lines served for 1995 and 1994, respectively, as well as growth in add-on services, such as custom calling features.

     Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased during 1995 and 1994 as a result of increased traffic volumes, a portion of which is due to a migration of traffic related to toll service revenues as described below. The increase was partially offset by periodic reductions in network access rates charged. The FCC announced a new interim interstate price caps plan during the first quarter of 1995. Under the new plan, which became effective August 1, 1995, the local division adopted a rate formula based on the maximum productivity factors that effectively removed the earnings cap on the division's interstate access revenues. Interstate access revenues comprise approximately 60 percent of the division's network access revenues.

     Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 8 percent in 1995 following an increase of 5 percent in 1994. The 1995 decrease primarily reflects increased competition in the intrastate long distance markets as interexchange long distance carriers are now offering intraLATA long distance service in certain states. While toll service revenues have declined as a result of this increased competition, this reduction has been partially recovered through an increase in network access revenues resulting from additional use of the local network by interexchange long distance carriers.

     Other revenues, including revenues from directory publishing fees, billing and collection services, and sales of telecommunications equipment, increased 22 percent in 1995 and 14 percent in 1994 generally due to growth in equipment sales and increases in nonregulated revenues.

     Plant operations expense includes network operations costs; repair and maintenance costs of property, plant and equipment; and other costs associated with the provision of local exchange services. The 5 percent and 8 percent increases in such costs in 1995 and 1994, respectively, were primarily related to increases in the costs of providing services resulting from access line growth. Additionally, certain states have implemented revised toll plans requiring payment of access charges for calls terminating in the service areas of other local exchange carriers, resulting in increased plant operations expense. The 1995 increase also reflects increases in repair and maintenance costs in the division's Florida and Mid-Atlantic regions related to bad weather conditions, including the flooding rains and hurricanes which occurred in 1995. Increased expenditures related to switching system software associated with advanced calling features contributed to the higher level of plant operations expense in 1994.

     Depreciation and amortization expense increased $41 million in 1995, following a $62 million increase in 1994. These increases generally reflect system-wide plant additions and also include the effects of depreciation rate changes, special short-term amortizations and nonrecurring charges approved by state regulatory commissions.

     Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. These costs increased 9 percent and 3 percent in 1995 and 1994, respectively. The increases in 1995 and 1994 were related to increased costs associated with the overall growth in access lines. Expense levels in 1995 were also affected by marketing costs to promote new products and services, increased business office operations costs resulting from longer office hours for greater customer accessibility and customer costs related to increased nonregulated activities.

     Other operating expenses increased $41 million and $42 million in 1995 and 1994, respectively, primarily due to costs associated with the growth in equipment sales.

     In November 1995, Sprint initiated a realignment and restructuring of its local communications division, including the elimination of approximately 1,600 positions primarily in the network and finance functions. This restructuring is intended to streamline current processes in order to reduce costs in an increasingly competitive marketplace. These actions resulted in a nonrecurring charge of $88 million. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

     Sprint adopted accounting principles for a competitive marketplace effective December 31, 1995 and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to its local division. The accounting impact to Sprint was a noncash, extraordinary charge of $565 million, net of related income tax benefits. See Note 2 of Notes to Consolidated Financial Statements for additional discussion.

     Sprint does not expect the discontinued application of SFAS No. 71 to have a significant impact on 1996 depreciation expense. Additionally, future business transactions of the local division will be recorded following their economic substance, and regulatory assets and liabilities pursuant to SFAS No. 71 will no longer be recognized. Furthermore, revenues and related net income of nonregulated operations attributable to transactions with Sprint's regulated local exchange carriers, which were previously not eliminated in the accompanying Consolidated Financial Statements in accordance with SFAS No. 71, will be eliminated. Intercompany revenues of such entities amounted to $262 million, $285 million and $225 million in 1995, 1994 and 1993, respectively.

Product Distribution and Directory Publishing

                                                                          As of or for the Years Ended
                                                                                  December 31,
                                                               ---------------------------------------------------
                                                                      1995              1994             1993
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (In Millions)

Net operating revenues                                         $     1,148.0     $     1,108.7    $       945.2

Operating expenses
  Costs of services and products                                       965.8             938.2            801.0
  Selling, general and administrative                                   88.1              88.8             74.7
  Depreciation and amortization                                          7.4               6.9              5.4
  Merger and integration costs                                          --                --                2.5
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             1,061.3           1,033.9            883.6
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $        86.7     $        74.8    $        61.6  (1)
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                         7.6%              6.7%             6.5% (1)
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $         7.8     $         6.7    $         9.0
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $       395.4     $       376.2    $       341.8
                                                               -- ------------- --- ------------- -- -------------

(1)  Excluding the merger and integration costs of $2.5 million, operating income and margin for 1993 would have been $64.1 million and 6.8 percent, respectively.

     North Supply, a wholesale distributor of telecommunications products, had 1995 net operating revenues of $854 million compared to $829 million in 1994 and $677 million in 1993. The increase in 1995 primarily reflects growth in sales to nonaffiliates as well as overall price increases. The increase in 1994 primarily reflects increased sales to the local division, partially as a result of sales to the merged Centel telephone operations. As a percentage of net operating revenues, operating expenses for 1995, 1994 and 1993 were 94.4 percent, 95.5 percent and 96.5 percent, respectively.

     Sprint Publishing & Advertising, a publisher and marketer of telephone directories, had net operating revenues of $294 million in 1995 compared to $280 million in 1994 and $268 million in 1993. As a percentage of net operating revenues, operating expenses for 1995, 1994 and 1993 were 86.9 percent, 86.7 percent and 84.9 percent, respectively.

Nonoperating Items

Interest Expense

     Interest expense related to continuing operations totaled $261 million in 1995 compared to $301 million in 1994 and $367 million in 1993. Interest expense related to the operations of Cellular totaled $124 million, $97 million and $85 million in 1995, 1994 and 1993, respectively, and is included in discontinued operations in the Consolidated Statements of Income. Sprint's average debt outstanding, including the debt incurred to fund intercompany advances to Cellular, increased by $668 million in 1995 compared to the prior year. The increase in average debt outstanding during 1995 was primarily from short-term borrowings incurred to fund investments in Sprint Spectrum. Because the interest costs on the borrowings associated with Sprint's investment in this venture are being capitalized until Sprint Spectrum commences operations, interest expense did not increase proportionately to the increase in average debt outstanding. Sprint's effective interest rate decreased 44 basis points from 1994 to 1995 primarily due to the increase in short-term borrowings as a percent of total borrowings. Sprint's average debt outstanding decreased by $334 million and $596 million in 1994 and 1993, respectively, and the effective interest rate decreased 52 and 15 basis points, respectively, due to debt refinancings which occurred during 1993 and 1992.

Other Expense, Net

     The components of other income (expense) are as follows (in millions):

                                                                                For the Years Ended
                                                                                   December 31,
                                                                ----------------------------------------------------
                                                                      1995              1994             1993
-------------------------------------------------------------------------------------------------------------------

Loss on sales of accounts receivable                            $      (38.6)     $      (28.7)    $      (22.0)
Equity in loss of Sprint Spectrum                                      (31.4)             (1.3)            --
Global One venture costs                                               (22.9)             (6.1)            --
Gain on sale of investment in equity securities                         --                34.7             --
Other, net                                                              (0.3)             (0.7)           (12.0)
-------------------------------------------------------------------------------------------------------------------

Total other expense, net                                        $      (93.2)     $       (2.1)    $      (34.0)
                                                               ----------------------------------------------------


Income Tax Provision

     Sprint's  income  tax  provisions  for  1995,  1994  and 1993  resulted  in effective tax rates of 36.1 percent, 35.2 percent and 36.4 percent, respectively. During 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate to 35 percent from 34 percent. As a result, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate. See Note 5 of Notes to Consolidated Financial Statements for information regarding the differences which cause the effective income tax rates to vary from the statutory federal income tax rate.

     As of December 31, 1995, Sprint had recorded deferred income tax assets of $501 million, net of a $17 million valuation allowance. See Note 5 of Notes to Consolidated Financial Statements for information regarding the sources which gave rise to these assets. Sprint's management has determined that it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

Discontinued Operations - Cellular Division

     As a result of the tax-free spin-off of Cellular to shareholders of Sprint common stock, the operating results, net assets and cash flows of Cellular have been separately classified as discontinued operations and are excluded from amounts for the continuing operations of Sprint.

     Cellular's operating results exclude its share of Sprint's corporate overhead expenses. These expenses have been reallocated to Sprint's continuing operations in the accompanying Consolidated Statements of Income as well as in the accompanying Segmental Results of Operations. Accordingly, Cellular's results of operations as reflected below may not be indicative of its futures operating results once the spin-off is completed. Such expenses were $13 million, $12 million and $12 million for each of the years ended December 31, 1995, 1994 and 1993, respectively. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

     Cellular's results of operations are summarized as follows:

                                                                               For the Years Ended
                                                                                   December 31,
                                                               -----------------------------------------------------
                                                                      1995              1994             1993
-------------------------------------------------------------------------------------------------------------------
                                                                                    (In Millions)

Net operating revenues                                          $        834.4    $        626.5   $        410.5
Operating expenses                                                       675.6             529.4            374.0
-------------------------------------------------------------------------------------------------------------------
Operating income                                                         158.8              97.1             36.5
Interest expense                                                        (124.0)            (97.3)           (85.4)
Other income (expense), net                                               10.9              (5.6)            11.7
-------------------------------------------------------------------------------------------------------------------
Income (Loss) before income taxes                                         45.7              (5.8)           (37.2)
Income tax provision (benefit)                                            31.2               9.7             (0.7)
Cumulative effect of change in accounting principle, net                  --                --               (1.6)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from cellular division                            $         14.5    $        (15.5)  $        (38.1)
                                                               ----------------------------------------------------


     Net operating revenues increased $208 million during 1995 and $216 million during 1994. These increases resulted principally from the growth in the number of cellular customers, which increased 44 percent in 1995 and 59 percent in 1994. The effect of this growth was partially offset by a decline in service revenue per customer.

     Operating expenses increased $146 million for 1995 and $155 million for 1994. These increases resulted principally from the growth in the number of cellular customers and increased advertising costs.

Discontinued Operations - Other

     For the year ended December 31, 1994, Sprint recognized $7 million of income associated with the settlement of matters related to a discontinued
operation. Also, during 1993, Sprint incurred a loss from discontinued operations of $12 million, net of income tax benefits.

Extraordinary Items

     As described in Note 2 of Notes to Consolidated Financial Statements, Sprint adopted accounting principles for a competitive marketplace and discontinued applying SFAS No. 71 to its local division effective December 31, 1995. The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate. Sprint determined that the local division no longer met the criteria for application of SFAS No. 71 due to changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation, as the latter does not provide for the recovery of specific costs. In addition, the division operates in an evolving competitive environment in which the level and types of competition are increasing such that they may no longer allow for service and product pricing that provides for the recovery of specific costs. As a result, Sprint recorded a noncash, extraordinary charge of $565 million ($1.61 per share), net of related income tax benefits.

     In 1993, Sprint incurred extraordinary losses related to the early extinguishment of debt of $29 million, net of related income tax benefits.

Accounting Changes

     Effective January 1, 1993, Sprint changed its method of accounting for postretirement and postemployment benefits by adopting SFAS No. 106 and No. 112 and effected another accounting change. The cumulative effect of these changes in accounting principles reduced 1993 net income by $383 million ($1.12 per share).

Financial Condition

     Sprint's consolidated assets totaled $15.2 billion at December 31, 1995 compared to $14.5 billion at December 31, 1994. Accounts receivable increased $136 million from 1994 to 1995, generally due to a 6 percent increase in consolidated net operating revenues. Sprint's allowance for doubtful accounts as a percentage of gross accounts receivable increased from 8 percent at December 31, 1994 to 13 percent at December 31, 1995. The increased percentage generally reflects the timing of sales and customer payments as well as reserves established during 1995 relative to certain of the long distance division's reseller customers. The reseller market has experienced significant competition, which has had a negative impact on these customers' repayment patterns. This increase has not had a significant impact on the revenue growth for the long distance division. Property, plant and equipment, net of accumulated depreciation, decreased $543 million from 1994 to 1995. This decrease was primarily due to the discontinued application of SFAS No. 71, which resulted in a $979 million increase to accumulated depreciation. Exclusive of this write-off, net property, plant and equipment increased $436 million due to increased capital expenditures to enhance and upgrade Sprint's networks, to expand service capabilities and to increase productivity.

     Current maturities of long-term debt decreased $52 million from 1994 to 1995 due to scheduled debt payments. As of December 31, 1995, Sprint's total capitalization aggregated $10.4 billion, consisting of short-term borrowings, long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Short-term borrowings and long-term debt (including current maturities) comprised 54.8 percent of total capitalization as of December 31, 1995 compared to 52.0 percent at year-end 1994. The increase in the debt-to-capital ratio is attributable to increased short-term borrowings to fund investments in Sprint Spectrum.

Liquidity and Capital Resources

Cash Flows - Operating Activities

     Cash flows from operating activities, which are Sprint's primary source of liquidity, were $2.6 billion, $2.3 billion and $2.0 billion in 1995, 1994 and 1993, respectively, for continuing operations. The increased cash flows in 1995 reflect improved operating results and reduced working capital requirements. Operating cash flows for 1994 and 1993 reflect improved operating results, partially offset by expenditures of $86 million and $155 million for 1994 and 1993, respectively, related to the 1993 merger, integration and restructuring actions.

Cash Flows - Investing Activities

     Investing activities of Sprint's continuing operations used cash of $2.8 billion, $1.8 billion and $1.5 billion in 1995, 1994 and 1993, respectively. Capital expenditures, which represent Sprint's most significant investing activity, were $1.9 billion, $1.8 billion and $1.4 billion in 1995, 1994 and 1993, respectively.

     Long distance capital expenditures were incurred each year primarily to meet increased demand for data related services, to enhance network reliability and to upgrade capabilities for providing new products and services. Capital expenditures for the local division were made to accommodate access line growth, to continue the conversion to digital technologies, and to expand the division's capabilities for providing enhanced telecommunications services.

     During 1995 and 1994, Sprint contributed $911 million and $52 million, respectively, to Sprint Spectrum. In 1995, $840 million of this contribution was used to fund Sprint's share of payments to the FCC for licenses acquired in the PCS auction. The remainder was used to fund Sprint's share of the venture's acquisition of a limited partnership interest in APC, as well as related capital and operating requirements. The 1994 contribution funded Sprint's share of the initial payment to the FCC for the PCS auction. Investing activities for 1994 also included $118 million received in connection with the sale of an investment in equity securities.

Cash Flows - Financing Activities

     Sprint's financing activities provided cash of $423 million in 1995 and used cash of $457 million and $615 million in 1994 and 1993, respectively. During 1995, Sprint issued $261 million of long-term debt and increased short-term borrowings $1.1 billion. The proceeds from these borrowings were primarily used to fund commitments associated with Sprint Spectrum. Proceeds were also used to repay scheduled long-term debt maturities and to repay $282 million of 9.875 percent notes prior to maturity. The redemption premiums associated with this early retirement were not significant.

     Long-term debt retirements during 1994 included the redemption of $102 million of debt called, prior to scheduled maturity, in 1993.

     During 1993, a significant level of debt refinancing occurred in order to take advantage of lower interest rates. Accordingly, a majority of the proceeds from long-term borrowings in 1993 was used to finance the redemption prior to scheduled maturities of $1.2 billion of debt.

     During 1995, Sprint renewed its revolving credit agreement with a syndicate of domestic and international banks for five years, through October 2000. In addition to the extension, the revolving credit agreement was increased to $1.5 billion from $1.1 billion.

     Sprint paid dividends to common and preferred shareholders of $352 million, $349 million and $347 million in 1995, 1994 and 1993, respectively. Sprint's indicated annual dividend rate on common stock is currently $1.00 per share.

Cash Flows - Discontinued Operations

     Cellular's cash flows from operating activities were $163 million, $173 million and $198 million in 1995, 1994 and 1993, respectively. Cellular's investing activities used cash of $325 million, $272 million and $170 million in 1995, 1994 and 1993, respectively, primarily consisting of capital expenditures. The increases in capital expenditures reflect the significant increases in the number of cellular customers served.

Capital Requirements

     On January 31, 1996, DT and FT invested $3.0 billion in Sprint and, upon the spin-off of Cellular, will make an additional aggregate investment of approximately $500 million to $700 million. Also in conjunction with the spin-off, Cellular will repay approximately $1.4 billion of intercompany debt payable to Sprint and its subsidiaries. Sprint does not expect to require any additional external financing during 1996.

     Cash proceeds received from DT, FT and Cellular are expected to be used to repay approximately $2.1 billion in short-term borrowings and approximately $500 million in long-term borrowings. Approximately $600 million of the proceeds will also be required to fund the termination of an accounts receivable sales agreement. An additional $600 million will be used to fund commitments associated with Sprint Spectrum and its affiliates. Remaining cash proceeds will be invested on a temporary basis.

     During  1996,   Sprint   anticipates   funding   capital   expenditures  of
approximately $2.0 billion and dividends of approximately $426 million with cash flows from operating activities.

Liquidity

     At year-end 1995, Sprint had the ability to borrow $880 million under revolving credit agreements with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. Additionally, pursuant to shelf registration statements filed with the Securities and Exchange Commission, up to $1.0 billion of debt securities could be offered for sale as of December 31, 1995.

     The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of December 31, 1995, Sprint had borrowing capacity of approximately $3.6 billion under the most restrictive of its debt covenants.

General Hedging Policies

     Sprint, on a limited basis, utilizes certain derivative financial instruments in an effort to manage exposure to interest rate risk and foreign exchange risk. Sprint's utilization of such derivative financial instruments related to hedging activities is generally limited to interest rate swap agreements and forward contracts and options in foreign currencies. Sprint will in no circumstance take speculative positions and create an exposure to benefit from market fluctuations. All hedging activity is in accordance with board-approved policies. Any potential loss or exposure related to Sprint's use of derivative instruments is immaterial to its overall operations, financial condition and liquidity. See Note 11 of Notes to Consolidated Financial Statements for more information related to Sprint's portfolio of derivative instruments.

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

Impact of Recently Issued Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Sprint does not anticipate that the requirements of SFAS No. 121 will have a material effect on its 1996 operating results.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to account for stock compensation awards under a fair value based method, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over a service period. Companies may choose not to apply the new accounting method and may continue to apply current accounting requirements, which generally result in no recognition of compensation cost for most fixed stock option plans. Those that so choose, however, will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if they had followed the FASB's new accounting method. Sprint has elected to continue to apply the current accounting requirements for stock-based compensation and will comply with the disclosure requirements in the notes to its 1996 consolidated financial statements.

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



/s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

     We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and common stock and other shareholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Financial Statements, Financial Statement Schedule and
Supplementary Data. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 2 to the consolidated financial statements, Sprint discontinued accounting for the operations of its local telecommunications division in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995. As discussed in Notes 1 and 4 to the consolidated financial statements, Sprint changed its method of accounting for postretirement benefits, postemployment benefits and circuit activity costs in 1993.



                                                               ERNST & YOUNG LLP


Kansas City, Missouri
February 14, 1996


CONSOLIDATED STATEMENTS OF INCOME                                                               Sprint Corporation


                                                                           For the Years Ended December 31,
                                                                    -----------------------------------------------
                                                                            1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
                                                                         (In Millions, Except Per Share Data)

Net Operating Revenues                                               $     12,765.1   $   11,986.6   $   10,914.7

Operating Expenses
      Costs of services and products                                        6,504.9        6,154.5        5,591.9
      Selling, general and administrative                                   2,871.9        2,755.4        2,532.5
      Depreciation and amortization                                         1,466.4        1,386.0        1,283.7
      Merger, integration and restructuring costs                              87.6           --            292.5
      -------------------------------------------------------------------------------------------------------------
      Total operating expenses                                             10,930.8       10,295.9        9,700.6
      -------------------------------------------------------------------------------------------------------------

Operating Income                                                            1,834.3        1,690.7        1,214.1

Interest expense                                                             (260.7)        (300.7)        (367.0)
Other expense, net                                                            (93.2)          (2.1)         (34.0)
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes                       1,480.4        1,387.9          813.1

Income tax provision                                                         (534.3)        (488.7)        (296.0)
-------------------------------------------------------------------------------------------------------------------

Income From Continuing Operations                                             946.1          899.2          517.1
Discontinued operations, net
      Cellular division                                                        14.5          (15.5)         (38.1)
      Other                                                                    --              7.0          (12.3)
Extraordinary items, net                                                     (565.3)          --            (29.2)
Cumulative effect of changes in accounting principles, net                     --             --           (382.6)
-------------------------------------------------------------------------------------------------------------------

Net income                                                                    395.3          890.7           54.9

Preferred stock dividends                                                      (2.6)          (2.7)          (2.8)
-------------------------------------------------------------------------------------------------------------------

Earnings applicable to common stock                                  $        392.7   $      888.0   $       52.1
                                                                    -----------------------------------------------

Earnings Per Common Share
      Continuing operations                                          $        2.69    $      2.57    $      1.50
      Discontinued operations                                                 0.04          (0.02)         (0.15)
      Extraordinary items                                                    (1.61)           --           (0.08)
      Cumulative effect of changes in accounting principles                    --             --           (1.12)
-------------------------------------------------------------------------------------------------------------------

Total                                                                $        1.12    $      2.55    $      0.15
                                                                    -----------------------------------------------
Weighted average number of common shares                                      350.1          348.7          343.7
                                                                    -----------------------------------------------
Dividends per common share                                           $        1.00    $      1.00    $      1.00
                                                                    -----------------------------------------------


See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS                                                                          Sprint Corporation

                                                                                             As of December 31,
                                                                                     ------------------------------------
                                                                                           1995              1994
------------------------------------------------------------------------------------------------------------------------
Assets                                                                                         (In Millions)
     Current assets
       Cash and equivalents                                                            $        124.2   $        113.7
       Accounts receivable, net of allowance for doubtful accounts of $222.5
            million ($126.9 million in 1994)                                                  1,523.7          1,387.9
       Receivable from cellular division                                                      1,400.0             --
       Inventories                                                                              171.0            187.5
       Deferred income taxes                                                                     45.5             54.2
       Prepaid expenses                                                                         166.6            144.5
       Other                                                                                    188.4            155.4
       ------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                   3,619.4          2,043.2


     Investments in equity securities                                                           262.9            177.6

     Property, plant and equipment
       Long distance communications services                                                  6,773.7          6,056.3
       Local communications services                                                         12,603.1         11,827.4
       Other                                                                                    539.1            498.6
       ------------------------------------------------------------------------------------------------------------------
                                                                                             19,915.9         18,382.3
       Less accumulated depreciation                                                         10,200.1          8,123.5
       ------------------------------------------------------------------------------------------------------------------
                                                                                              9,715.8         10,258.8

     Investments in affiliates                                                                1,130.1            198.6
     Receivable from cellular division                                                           --            1,271.1
     Net investment in cellular division                                                        106.9             59.7
     Other assets                                                                               360.8            538.5
     --------------------------------------------------------------------------------------------------------------------
                                                                                       $     15,195.9   $     14,547.5
                                                                                     ------------------------------------


CONSOLIDATED BALANCE SHEETS (continued)                                                              Sprint Corporation

                                                                                             As of December 31,
                                                                                     -----------------------------------
                                                                                            1995             1994
------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity                                                            (In Millions)
     Current liabilities
       Current maturities of long-term debt                                            $        280.4    $        332.4
       Short-term borrowings                                                                  2,144.0              --
       Accounts payable                                                                         938.9             927.8
       Accrued interconnection costs                                                            617.7             527.6
       Accrued taxes                                                                            235.5             237.9
       Other                                                                                    925.6             817.4
       -----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                              5,142.1           2,843.1

     Long-term debt                                                                           3,253.0           4,604.8

     Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                                         843.4           1,197.5
       Postretirement and other benefit obligations                                             889.3             845.9
       Other                                                                                    393.0             494.3
       -----------------------------------------------------------------------------------------------------------------
                                                                                              2,125.7           2,537.7

     Redeemable preferred stock                                                                  32.5              37.1

     Common stock and other shareholders' equity
       Common stock, par value $2.50 per share, authorized 500.0 million shares, issued 349.2 million (348.6 million in 1994), and outstanding 349.2
           million (348.3 million in 1994)                                                      872.9             871.4
       Capital in excess of par or stated value                                                 960.0             942.9
       Retained earnings                                                                      2,766.5           2,730.9
       Other                                                                                     43.2             (20.4)
       -----------------------------------------------------------------------------------------------------------------
                                                                                              4,642.6           4,524.8
       -----------------------------------------------------------------------------------------------------------------
                                                                                       $     15,195.9    $     14,547.5
                                                                                      ----------------------------------



     See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                              Sprint Corporation

                                                                           For the Years Ended December 31,
                                                                  ----------------- ---------------- -----------------
                                                                        1995             1994              1993
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                                     (In Millions)
Operating Activities
Net income                                                         $        395.3   $        890.7    $         54.9
Adjustments to reconcile net income to net cash provided by
   operating activities:
   (Income) Loss from cellular division                                     (14.5)            15.5              38.1
   Extraordinary items                                                      565.3             --                20.4
   Cumulative effect of changes in accounting principles                     --               --               382.6
   Depreciation and amortization                                          1,466.4          1,386.0           1,283.7
   Deferred income taxes and investment tax credits                           5.8             53.2             (39.1)
   Changes in operating assets and liabilities
     Accounts receivable, net                                              (135.8)          (226.5)           (166.4)
     Inventories and other current assets                                   (38.6)           (56.1)             (9.9)
     Accounts payable and other current liabilities                         178.5            120.2             315.3
     Noncurrent assets and liabilities, net                                 124.0            128.5              33.3
   Other, net                                                                20.0             34.5              94.9
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by continuing operations                                2,566.4          2,346.0           2,007.8
Net cash provided by cellular division                                      162.5            172.9             197.7
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by operating activities                                 2,728.9          2,518.9           2,205.5
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Investing Activities
Capital expenditures                                                     (1,857.3)        (1,751.6)         (1,429.8)
Proceeds from sale of investment in equity securities                        --              117.7              --
Investments in affiliates                                                  (948.7)           (74.1)            (31.2)
Other, net                                                                  (10.4)           (44.4)             (9.3)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by continuing operations                                   (2,816.4)        (1,752.4)         (1,470.3)
Net cash used by cellular division                                         (324.6)          (272.4)           (169.9)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by investing activities                                    (3,141.0)        (2,024.8)         (1,640.2)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Financing Activities
Proceeds from long-term debt                                                260.7            107.9             840.4
Retirements of long-term debt                                              (630.0)          (597.0)         (1,589.0)
Net increase in notes payable and commercial paper                        1,109.5            321.5             393.5
Proceeds from common stock issued                                            16.9             42.7              70.8
Proceeds from employee stock purchase installments                           38.8             33.1              28.3
Dividends paid                                                             (351.5)          (349.4)           (347.1)
Other, net                                                                  (21.8)           (15.7)            (11.5)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided (used) by financing activities                            422.6           (456.9)           (614.6)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Increase (Decrease) in Cash and Equivalents                                  10.5             37.2             (49.3)
Cash and Equivalents at Beginning of Year                                   113.7             76.5             125.8
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Cash and Equivalents at End of Year                                $        124.2   $        113.7    $         76.5
                                                                  --- ------------- -- ------------- --- -------------


----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Supplemental Cash Flows Information
Cash paid for interest - continuing operations                     $        263.5   $        320.8    $        368.2
Cash paid for interest - cellular division                         $        124.0   $         97.3    $         85.4
Cash paid for income taxes                                         $        532.8   $        435.1    $        292.4
Noncash Activities
Common stock contributed to employee savings plans, at market      $         --     $         31.0    $         39.0
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF COMMON STOCK                                                          Sprint Corporation
AND OTHER SHAREHOLDERS' EQUITY

For the Years Ended December 31, 1995, 1994 and 1993
-------------------------------------------------------------------------------------------------------------------------
                                                                 Capital in
                                                                 Excess of
                                                                   Par or
                                                  Common Stock  Stated Value    Retained
                                                                                Earnings      Other        Total
-------------------------------------------------------------------------------------------------------------------
                                                                           (In Millions)
Balance as of January 1, 1993 (338.9 million
   shares issued and outstanding)                $     847.1   $      717.5  $    2,451.7  $    (44.7) $    3,971.6

Net income                                              --             --            54.9        --            54.9
Common stock dividends                                  --             --          (324.5)       --          (324.5)
Preferred stock dividends                               --             --            (2.8)       --            (2.8)
Employee stock purchase and other installments
   received, net                                        --             --            --          30.8          30.8
Common stock issued                                     11.0           98.4          --          (2.4)        107.0
Change in unrealized holding gains on
   investments in equity securities, net                --             --            --          64.8          64.8
Other, net                                               0.4           11.5           4.9        (0.3)         16.5
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1993 (343.4 million
   shares issued and outstanding)                      858.5          827.4       2,184.2        48.2       3,918.3

Net income                                              --             --           890.7        --           890.7
Common stock dividends                                  --             --          (346.7)       --          (346.7)
Preferred stock dividends                               --             --            (2.7)       --            (2.7)
Employee stock purchase and other installments
   received, net                                        --             --            --          15.0          15.0
Common stock issued                                     12.8          111.9          --         (53.4)         71.3
Change in unrealized holding gains on
   investments in equity securities, net                --             --            --         (20.5)        (20.5)
Other, net                                               0.1            3.6           5.4        (9.7)         (0.6)
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1994 (348.6 million
   shares issued and 348.3 million shares
   outstanding)                                        871.4          942.9       2,730.9       (20.4)      4,524.8

Net income                                              --             --           395.3        --           395.3
Common stock dividends                                  --             --          (348.9)       --          (348.9)
Preferred stock dividends                               --             --            (2.6)       --            (2.6)
Other installments received, net                        --             --            --           3.0           3.0
Common stock issued                                      1.4           13.5          --          --            14.9
Change in unrealized holding gains on
   investments in equity securities, net                --             --            --          54.6          54.6
Other, net                                               0.1            3.6          (8.2)        6.0           1.5
-------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1995 (349.2 million
   shares issued and outstanding)                $     872.9   $      960.0  $    2,766.5  $     43.2  $    4,642.6
                                                 ------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Sprint Corporation


1.       Summary of Significant Accounting Policies

     This summary of significant accounting policies of Sprint Corporation is presented to assist in understanding the accompanying consolidated financial statements.

Basis of Consolidation and Presentation

     The accompanying consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in entities in which Sprint does not have a controlling interest are accounted for using the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Prior years'  financial  statements have been restated to reflect  Sprint's spin-off of its cellular and wireless communications services division (Cellular) (see Note 3). The operating results, net assets and cash flows of Cellular are separately classified as discontinued operations and are excluded from amounts reported for the continuing operations of Sprint. Intercompany transactions with Cellular and its subsidiaries, which were previously eliminated in consolidation, are now reflected in Sprint's consolidated financial statements.

     Certain other amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," revenues and related net income of nonregulated operations attributable to intercompany transactions with Sprint's regulated telephone companies have not been eliminated in the accompanying consolidated financial statements. Intercompany revenues of such entities amounted to $262 million, $285 million and $225 million in 1995, 1994 and 1993, respectively. In conjunction with the adoption of accounting principles for a competitive marketplace (see Note 2), such intercompany amounts will be eliminated beginning in 1996. All other significant intercompany transactions have been eliminated.

Classification of Operations

     The long distance communications services division provides domestic and international voice, video and data communications services. The terms under which the division offers its services to the public are subject to different levels of state and federal regulation, but rates are generally not subject to rate-base regulation.

     The local communications services division consists principally of the operations of Sprint's regulated telephone companies. These operations provide local exchange services, access by telephone customers and other carriers to local exchange facilities and long distance services within specified geographical areas.

     The product distribution and directory publishing businesses include the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

1.       Summary of Significant Accounting Policies (continued)

Revenue Recognition

     Operating revenues for the long distance and local communications services divisions are recognized as communications services are rendered. Operating revenues for the long distance communications services division are recorded net of an estimate for uncollectible accounts. Operating revenues for Sprint's product distribution business are recognized upon delivery of products to customers.

Cash and Equivalents

     Cash equivalents generally include highly liquid investments with original maturities of three months or less and are stated at cost, which approximates market value. As part of its cash management program, Sprint utilizes controlled disbursement banking arrangements. As of December 31, 1995 and 1994, outstanding checks in excess of cash balances of $131 million and $126 million, respectively, are included in accounts payable. Sprint had sufficient funds available to fund these outstanding checks when they were presented for payment.

Investments in Equity Securities

     Investments in equity securities are classified as available for sale and are reported at fair value (estimated based on quoted market prices) as of December 31, 1995 and 1994. As of December 31, 1995 and 1994, the cost of such investments was $109 million each year. These investments had gross unrealized holding gains of $154 million and $69 million for 1995 and 1994, respectively, which are reflected as an addition to other shareholders' equity, net of related income taxes.

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

1.       Summary of Significant Accounting Policies (continued)

Depreciation

     The cost of property, plant and equipment for Sprint's local communications division was generally depreciated on a straight-line composite basis over the lives prescribed by regulatory commissions. In connection with the discontinuation of SFAS No. 71, Sprint will begin recording depreciation expense based on estimated economic useful lives rather than those prescribed by regulatory commissions (see Note 2).

     The cost of property, plant and equipment of Sprint's other divisions is depreciated generally on a straight-line basis over the estimated economic useful lives.

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

Capitalized Interest

     Interest costs associated with the construction of capital assets, including interest costs on borrowings incurred to fund Sprint's investment in Sprint Spectrum, are capitalized. Total amounts capitalized during 1995, 1994 and 1993 were $57 million, $8 million and $7 million, respectively.

Earnings Per Share

     Earnings per common share amounts are based on the weighted average number of shares both outstanding and issuable assuming exercise of all dilutive options, as applicable. See Note 12 for a discussion of the consummation of the Global One joint venture and the pro forma impact of the related issuance of shares on earnings per share.

2.       Adoption of Accounting Principles for a Competitive Marketplace

     Effective December 31, 1995, Sprint determined that its local communications services division no longer met the criteria necessary for the continued application of the provisions of SFAS No. 71. As a result of the decision to discontinue the application of SFAS No. 71, Sprint recorded a noncash, extraordinary charge of $565 million, net of income tax benefits of $437 million.

     Sprint's determination that it was no longer eligible for the continued application of the accounting required by SFAS No. 71 was based on changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation and the convergence of competition in the telecommunications industry. Based on these occurrences, Sprint no longer believes that it can be assured that prices will be maintained at levels which will provide for the recovery of specific costs.


2.       Adoption of Accounting Principles for a Competitive Marketplace        (continued)

     The components of the extraordinary charge recognized as a result of the discontinued application of SFAS No. 71 are as follows (in millions):

                                                                                 Pre-Tax             After-Tax
------------------------------------------------------------------------- -- ----------------- -- -----------------

Increase to the accumulated depreciation balance                          $          979.1     $          607.9
Recognition of switch software asset                                                 (99.5)               (61.7)
Elimination of other net regulatory assets                                           123.1                 76.3
                                                                          -- ----------------- -- -----------------
Total                                                                     $        1,002.7                622.5
                                                                          -- -----------------
Tax-related net regulatory liabilities                                                                    (43.9)
Accelerated amortization of investment tax credits                                                        (13.3)
                                                                                               -- -----------------

Extraordinary charge                                                                           $          565.3
                                                                                               -- -----------------


     The adjustment to the accumulated depreciation balance was determined by the completion of depreciation reserve and impairment studies. The depreciation reserve study analyzed, by individual plant asset categories, the impacts of regulator-prescribed depreciable asset lives compared to Sprint's estimated economic lives. The results identified the cumulative under depreciation of certain asset categories. The impairment study, which validated the results of the depreciation study, estimated the impact on future revenues caused by price changes and developing industry competition, and the resulting effects on cash flows.

     The following is a summary of the telecommunications plant in service asset balances and corresponding reserve adjustment (in millions).

                                               Pre-Change                                           Post-Change
                               -------------------------------------------                        ----------------
Category of Plant Asset        Plant in                        Net Plant         Reserve            Revised Net
                                Service         Reserve                         Adjustment             Plant
--------------------------- -- ----------- --- ----------- --- ----------- -- --------------- --- ----------------

Cable                       $   5,006.4     $    2,553.3    $  2,453.1     $        633.4      $        1,819.7
Circuit                         1,699.7            916.8         782.9              118.3                 664.6
Switching                       2,989.1          1,223.3       1,765.8              143.9               1,621.9
Other                           2,441.5          1,070.2       1,371.3               83.5               1,287.8
--------------------------- -- ----------- --- ----------- --- ----------- -- --------------- --- ----------------

Total plant                 $  12,136.7     $    5,763.6    $  6,373.1     $        979.1      $        5,394.0
                            -- ----------- --- ----------- --- ----------- -- --------------- --- ----------------


     The following is a summary of lives before and after the discontinued application of SFAS No. 71.

                                                                      Pre-Change
                                                                     Composite of              Post-Change
                                                                      Regulator-                Estimated
                                                                    Approved Asset               Economic
Category of Plant Asset                                                 Lives                  Asset Lives
-------------------------------------------------------------- ------------------------- -------------------------

Cable                                                                  17 - 43                   15 - 20
Circuit                                                                 9 - 13                    7 - 11
Digital switching                                                      12 - 20                   11 - 12
-------------------------------------------------------------- ------------------------- -------------------------

2.       Adoption of Accounting Principles for a Competitive Marketplace
        (continued)

     The discontinued application of SFAS No. 71 also required Sprint to eliminate from its consolidated balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by enterprises in general. The elimination of other net regulatory assets primarily related to deferred postretirement benefit obligations and deferred debt financing costs. Additionally, revenues and related net income of nonregulated operations attributable to transactions with Sprint's regulated local exchange carriers, which were previously not eliminated in the accompanying consolidated financial statements in accordance with SFAS No. 71, will be eliminated beginning in 1996. Intercompany revenues of such entities amounted to $262 million, $285 million and $225 million in 1995, 1994 and 1993, respectively.

     The tax-related adjustments were required to adjust deferred income tax amounts to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. Sprint's local division uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. Since plant asset lives were shortened, the related investment tax credits were adjusted to reduce the unamortized balance by a corresponding amount.

3.       Spin-off of Cellular Division

     Due in part to divestiture requirements imposed by the Federal Communications Commission (FCC) with respect to Personal Communications Services
(PCS) licenses awarded to Sprint Spectrum, the Sprint board of directors has approved the spin-off of Cellular to the holders of Sprint common stock. Sprint has received a favorable ruling from the Internal Revenue Service regarding the tax-free nature of the spin-off.

     The spin-off will be effected by distributing to all holders of Sprint common stock all shares of Cellular common stock at a rate of 1 share of Cellular common stock for every 3 shares of Sprint common stock held. In connection with the closing, Cellular will repay approximately $1.4 billion of intercompany debt owed by Cellular to Sprint and its subsidiaries, and Sprint will contribute to the equity capital of Cellular any debt owed by Cellular in excess of the intercompany debt being repaid.

     The net operating results of Cellular have been separately classified as discontinued operations in the Consolidated Statements of Income as summarized below. Interest expense has been allocated to Cellular based on the assumed repayment of intercompany debt to Sprint by Cellular. The operating expenses as presented below do not include Cellular's share of general corporate overhead expenses. These expenses have been reallocated to Sprint's other operating segments. Accordingly, Cellular's results of operations as reflected below may not be indicative of its future operating results once the spin-off is completed. Such expenses were $13 million, $12 million and $12 million for each of the years ended December 31, 1995, 1994 and 1993, respectively.

(in millions)                                                         1995              1994             1993
-------------------------------------------------------------------------------------------------------------------

Net operating revenues                                          $        834.4    $        626.5   $        410.5
Operating expenses                                                       675.6             529.4            374.0
-------------------------------------------------------------------------------------------------------------------
Operating income                                                         158.8              97.1             36.5
Interest expense                                                        (124.0)            (97.3)           (85.4)
Other income (expense), net                                               10.9              (5.6)            11.7
-------------------------------------------------------------------------------------------------------------------
Income (Loss) before income taxes                                         45.7              (5.8)           (37.2)
Income tax provision (benefit)                                            31.2               9.7             (0.7)
Cumulative effect of change in accounting principle, net                  --                --               (1.6)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from cellular division                            $         14.5    $        (15.5)  $        (38.1)
                                                               ----------------------------------------------------

     The net assets and liabilities of Cellular have been separately classified as net investment in cellular division in the Consolidated Balance Sheets as summarized below (in millions):

                                                                                        1995             1994
------------------------------------------------------------------------------- --- ------------- -- -------------

Current assets                                                                  $        153.9    $       145.9
Noncurrent assets                                                                      1,799.0          1,581.7
Advance payable                                                                       (1,433.0)        (1,271.1)
Other current liabilities                                                               (166.6)          (212.1)
Noncurrent liabilities                                                                  (246.4)          (184.7)
------------------------------------------------------------------------------- --- ------------- -- -------------
Investment in cellular division                                                 $        106.9    $        59.7
                                                                                --- ------------- -- -------------


4.       Employee Benefit Plans

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

     Sprint's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1995, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

     The components of the net pension costs (credits) and related weighted average assumptions are as follows (in millions):

                                                                      1995              1994             1993
-------------------------------------------------------------------------------------------------------------------

Service cost -- benefits earned during the period               $         51.8    $         61.6   $         58.2
Interest cost on projected benefit obligation                            129.7             121.6            103.9
Actual return on plan assets                                            (472.1)             (1.1)          (241.2)
Net amortization and deferral                                            287.9            (176.6)            62.5
-------------------------------------------------------------------------------------------------------------------

Net pension cost (credit)                                       $         (2.7)   $          5.5   $        (16.6)
                                                               ----------------------------------------------------

Discount rate                                                            8.5%              7.5%             8.0%
Expected long-term rate of return on plan assets                         9.5%              9.5%             9.5%
Anticipated composite rate of future increases in compensation           5.0%              4.5%             5.5%

     The funded status and amounts recognized in the Consolidated Balance Sheets for the plan, as of December 31, are as follows (in millions):

                                                                                        1995             1994
-------------------------------------------------------------------------------------------------------------------

Actuarial present value of benefit obligations
     Vested benefit obligation                                                    $     (1,705.1)  $     (1,338.1)
                                                                                -----------------------------------
     Accumulated benefit obligation                                               $     (1,866.0)  $     (1,459.5)
                                                                                -----------------------------------

Projected benefit obligation                                                      $     (1,962.7)  $     (1,547.3)
Plan assets at fair value                                                                2,331.3          1,950.2
-------------------------------------------------------------------------------------------------------------------

Plan assets in excess of the projected benefit obligation                                  368.6            402.9
Unrecognized net gains                                                                    (199.2)          (203.8)
Unrecognized prior service cost                                                            101.3            107.4
Unamortized portion of transition asset                                                   (170.9)          (197.0)
-------------------------------------------------------------------------------------------------------------------

Prepaid pension cost                                                              $         99.8   $        109.5
                                                                                -----------------------------------


     The projected benefit obligations as of December 31, 1995 and 1994 were determined using discount rates of 7.25 percent and 8.5 percent, respectively, and anticipated composite rates of future increases in compensation of 4.25 percent and 5.0 percent, respectively.

Defined Contribution Plans

     Sprint  sponsors  defined  contribution  employee  savings  plans  covering substantially  all  employees.  Participants  may  contribute  portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by Sprint based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by Sprint. For these participants, Sprint provides matching contributions in common stock equal to 50 percent of participants' contributions up to 6 percent of their compensation and may, at the discretion of the Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock in comparison to other telecommunications companies. Sprint's matching contributions aggregated $51 million, $47 million and $49 million in 1995, 1994 and 1993, respectively.

Postretirement Benefits

     Sprint sponsors postretirement benefit (principally health care benefits) arrangements covering substantially all employees. Employees who retired before specified dates are eligible for these benefits at no cost or a reduced cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. Sprint funds the accrued costs as benefits are paid.

     Effective January 1, 1993, Sprint changed or modified its method of accounting for postretirement benefits by adopting SFAS No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions." The resulting nonrecurring, noncash charge of $339 million ($1.00 per share), net of related income tax benefits, is reflected in the 1993 Consolidated Statement of Income as a cumulative effect of change in accounting principle.

     The components of the net postretirement benefits cost are as follows (in millions):

                                                                      1995              1994             1993
-------------------------------------------------------------------------------------------------------------------

Service cost -- benefits earned during the period               $         22.2    $         23.2   $         21.7
Interest on accumulated benefit obligation                                58.7              53.2             56.3
Net amortization and deferral                                             (9.4)             (1.9)            --
-------------------------------------------------------------------------------------------------------------------

Net postretirement benefits cost                                $         71.5    $         74.5   $         78.0
                                                               ----------------------------------------------------



     For measurement purposes, a weighted average annual health care cost trend rate of 12 percent was assumed for 1995, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a 1 percent increase in the assumed trend rates would have increased the 1995 net postretirement benefits cost by approximately $14 million. The discount rates for 1995, 1994 and 1993 were 8.5 percent, 7.5 percent and 8.0 percent, respectively.

     The amounts recognized in the Consolidated Balance Sheets, as of December 31, are as follows (in millions):

                                                                                        1995             1994
------------------------------------------------------------------------------- --- ------------- -- -------------

Accumulated postretirement benefits obligation
     Retirees                                                                   $        312.4    $       298.8
     Active plan participants -- fully eligible                                          118.3            130.4
     Active plan participants -- other                                                   328.6            244.5
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                         759.3            673.7

Unrecognized prior service benefit                                                         5.6              5.9
Unrecognized net gains                                                                   115.3            154.1
------------------------------------------------------------------------------- --- ------------- -- -------------

Accrued postretirement benefits cost                                            $        880.2    $       833.7
                                                                                --- ------------- -- -------------


     The accumulated benefits obligations as of December 31, 1995 and 1994 were determined using discount rates of 7.25 percent and 8.5 percent, respectively. A weighted average annual health care trend rate of 9.6 percent was assumed for 1996, gradually decreasing to 5 percent by 2001 and remaining constant thereafter. The effect of a 1 percent annual increase in the assumed health care cost trend rates would have increased the accumulated benefits obligation as of December 31, 1995 by approximately $100 million.

Postemployment Benefits

     Effective January 1, 1993, Sprint adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, Sprint recognized certain previously unrecorded obligations for benefits being provided to former or inactive employees and their dependents after employment, but before retirement. The resulting nonrecurring, noncash charge of $11 million ($0.03 per share), net of related income tax benefits, is reflected in the 1993 Consolidated Statement of Income as a cumulative effect of change in accounting principle. Such postemployment benefits offered by Sprint include severance, disability and workers compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

5.       Income Taxes

     The components of the income tax provisions allocated to continuing operations are as follows (in millions):

                                                                       1995              1994              1993
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Current income tax provision
    Federal                                                     $        437.4    $        355.7    $        283.8
    State                                                                 91.1              79.8              51.3
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
                                                                         528.5             435.5             335.1
   Deferred income tax provision (benefit)
    Federal                                                               45.9              81.6              11.8
    State                                                                (23.6)             (6.4)            (26.2)
    Amortization of deferred investment tax credits                      (16.5)            (22.0)            (24.7)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
                                                                           5.8              53.2             (39.1)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total income tax provision                                      $        534.3    $        488.7    $        296.0
                                                                -- -------------- -- ------------- --- -------------


     On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Accordingly, Sprint adjusted its deferred income tax assets and liabilities to reflect the revised rate. The resulting adjustment related to Sprint's nonregulated subsidiaries increased the 1993 deferred income tax provision by $11 million ($0.03 per share). Adjustments to the net deferred income tax liabilities associated with the regulated telephone companies were generally recorded as reductions to regulatory liabilities and have been subsequently eliminated in connection with Sprint's discontinued application of SFAS No. 71 (see Note 2).

     The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1995, 1994 and 1993 are as follows (in millions):

                                                                       1995              1994             1993
--------------------------------------------------------------------------------------------------------------------

Income tax provision at the statutory rate                       $        518.1    $        485.8   $        284.6
Less investment tax credits included in income                             16.5              22.0             24.7
--------------------------------------------------------------------------------------------------------------------
Expected federal income tax provision after investment tax
    credits                                                               501.6             463.8            259.9

Effect of
   State income taxes, net of federal income tax effect                    43.9              47.7             16.3
   Differences required to be flowed through by regulatory
       commissions                                                          4.9               4.8              6.0
   Reversal of rate differentials                                          (8.6)             (9.7)           (13.0)
   Merger related costs                                                    --                --               18.0
   Other, net                                                              (7.5)            (17.9)             8.8
--------------------------------------------------------------------------------------------------------------------

Income tax provision, including investment tax credits           $        534.3    $        488.7   $        296.0
                                                              ------------------------------------------------------

Effective income tax rate                                                36.1%             35.2%            36.4%
                                                              ------------------------------------------------------

     The income tax provisions (benefits) allocated to other items are as follows (in millions):

                                                                        1995             1994            1993
---------------------------------------------------------------- --- ------------ -- ------------- -- ------------

Discontinued operations:
    Cellular division                                             $        31.2   $         9.7    $        (0.7)
    Other                                                                  --              (9.0)            (6.6)
Extraordinary loss on discontinuance of SFAS No. 71                      (437.4)           --               --
Extraordinary losses on early extinguishments of debt                      --              --              (20.3)
Cumulative effect of changes in accounting principles
    Postretirement benefits                                                --              --             (216.0)
    Postemployment benefits                                                --              --               (6.6)
    Circuit activity costs                                                 --              --              (21.5)
Unrealized holding gains on investments in equity securities
    (recorded directly to shareholders' equity)                            30.7           (11.6)            36.5
Stock ownership, purchase and options arrangements (recorded
    directly to shareholders' equity)                                      (7.5)           (8.1)           (10.6)
---------------------------------------------------------------- --- ------------ -- ------------- -- ------------


     Deferred income taxes are provided for the temporary differences between the carrying amounts of Sprint's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1995 and 1994, along with the income tax effect of each, are as follows (in millions):

                                                   1995 Deferred Income Tax           1994 Deferred Income Tax
                                                 ------------- -- ------------- --- ------------- -- -------------
                                                    Assets        Liabilities          Assets        Liabilities
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Property, plant and equipment                 $         --     $      1,276.7    $         --     $      1,525.3
Postretirement and other benefits                      347.0             --               298.0             --
Alternative minimum tax credit
    carryforwards                                        8.6             --                93.0             --
Operating loss carryforwards                            26.9             --                45.8             --
Integration and restructuring costs                     32.7             --                12.2             --
Revenue reserves                                        33.3             --                33.4             --
Other, net                                              69.8             --                --                5.3
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                       518.3          1,276.7             482.4          1,530.6
Less valuation allowance                                17.4             --                21.1             --
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total                                         $        500.9   $      1,276.7    $        461.3   $      1,530.6
                                             --- ------------- -- ------------- --- ------------- -- -------------


     During 1995, 1994 and 1993, the valuation allowance related to deferred income tax assets decreased $4 million, $1 million and $7 million, respectively.

     As of December 31, 1995, Sprint has available, for income tax purposes, $9 million of alternative minimum tax credit carryforwards to offset regular income tax payable in future years, and tax benefits of $27 million associated with state operating loss carryforwards. The loss carryforwards expire in varying amounts annually from 1996 through 2010.

6.       Borrowings

     Long-term debt, as of December 31, is as follows (in millions):

                                                                  Maturing               1995             1994
--------------------------------------------------------------------------------------------------------------------
Corporate
      Senior notes
         9.45%                                                      1995          $         --      $         50.0
         9.88%                                                      1995                    --                80.0
         10.45%                                                     1996                   100.0             200.0
         9.19% to 9.60%                                             1998                    43.0              43.0
         8.25% (1)                                                  2000                   138.4              --
         8.13% to 9.80%                                         2000 to 2003               632.3             632.3
      Debentures
         9.25%                                                      2022                   200.0             200.0
      Notes payable and commercial paper, classified
          as long-term debt                                         1995                    --               934.0
Long Distance Communications Services
      Vendor financing agreements
         6.19% to 10.17%                                        1996 to 1999               177.6             223.1
Local Communications Services
      First mortgage bonds
         2.00% to 9.37%                                         1996 to 2000               342.9             355.3
         6.25% to 7.88%                                         2001 to 2005               510.7             511.5
         4.00% to 9.79%                                         2006 to 2010               151.9             151.9
         6.88% to 7.46%                                         2011 to 2015                90.0              90.0
         8.77% to 9.68%                                         2016 to 2020               278.5             279.1
         7.13% to 9.89%                                         2021 to 2025               193.0             123.5
      Debentures and notes
         2.00% to 9.61%                                         1996 to 2016               415.6             424.0
      Notes payable and commercial paper, classified
          as long-term debt                                         1996                    42.8             143.4
      Other
         2.00% to 19.45%                                        1996 to 2009                 9.8              20.0
Other
      Senior notes
         9.88%                                                      1995                    --               250.0
      Debentures
         9.00%                                                      2019                   150.0             150.0
      Other
         5.39% to 12.50%                                        1996 to 1999                56.9              76.1
--------------------------------------------------------------------------------------------------------------------
                                                                                         3,533.4           4,937.2
Less current maturities                                                                    280.4             332.4
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                    $      3,253.0    $      4,604.8
                                                                                 -----------------------------------


(1) Notes are exchangeable for 4.4 million shares of Southern New England Telecommunications Corporation common stock owned by Sprint and included in investments in equity securities at December 31, 1995.

     Long-term debt maturities during each of the next five years are as follows (in millions):

-------------------------------------------------------------------------------------------------------------------

1996                                                                                               $        280.4
1997                                                                                                        123.0
1998                                                                                                        160.9
1999                                                                                                         28.9
2000                                                                                                        682.9
-------------------------------------------------------------------------------------------------------------------


     Property, plant and equipment with an aggregate cost of approximately $11.2 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

     Notes payable and commercial paper outstanding and related weighted average interest rates, as of December 31, are as follows (in millions):

                                                                                        1995             1994
-------------------------------------------------------------------------------------------------------------------

Bank notes, 5.90% (5.85% in 1994)                                                 $      1,551.8   $        263.0
Master Trust notes (6.33% in 1994)                                                          --              248.7
Commercial paper, 6.31% (5.08% in 1994)                                                    635.0            565.7
-------------------------------------------------------------------------------------------------------------------

Total notes payable and commercial paper                                          $      2,186.8   $      1,077.4
                                                                                -----------------------------------


     As of December 31, 1995, $2.1 billion of notes payable and commercial paper was classified as short-term borrowings. As of December 31, 1995 and 1994, $43 million and $1.1 billion, respectively, of notes payable and commercial paper were classified as long-term debt. Such classifications were based on Sprint's ability and intent to refinance such borrowings on a long-term basis.

     The bank notes are renewable at various dates throughout the year. Sprint pays a fee to certain commercial banks to support current and future credit requirements based upon loan commitments. Lines of credit may be withdrawn by the banks if there is a material adverse change in Sprint's financial condition.

     At December 31, 1995, Sprint had aggregate credit arrangements which provided $2.8 billion. Of the $2.2 billion of notes payable and commercial paper outstanding at December 31, 1995, $2.0 billion had been specifically borrowed under such credit arrangements, resulting in $790 million of availability.

     Sprint is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1995.

     During 1993, Sprint redeemed or called for redemption prior to scheduled maturities $1.3 billion of first mortgage bonds, senior notes and debentures. Excluding amounts deferred by the rate-regulated telephone companies as required by certain regulatory commissions, the prepayment penalties incurred in connection with early extinguishments of debt and the write-off of related debt issuance costs aggregated $29 million, net of related income tax benefits, and is reflected as an extraordinary loss in the Consolidated Statements of Income.

7.       Redeemable Preferred Stock

     Sprint has 20 million authorized shares and subsidiaries have approximately 5 million authorized shares of preferred stock, including nonredeemable preferred stock. The redeemable preferred stock outstanding, as of December 31, is as follows (in millions):

                                                                                        1995             1994
-------------------------------------------------------------------------------------------------------------------

Third series --  stated  value  $100 per  share,  shares -  184,000  in 1995 and
    196,000 in 1994, nonparticipating, nonvoting, cumulative 7.75% annual
    dividend rate                                                                 $          18.4  $          19.6
Fifth series -- stated value $100,000 per share, shares - 95 in 1995 and 1994,
    voting, cumulative 6% annual dividend rate                                                9.5              9.5
Subsidiaries -- stated value ranging from $10 to $100 per share, shares -
    110,675 in 1995 and 364,345 in 1994, annual dividend rates ranging from
    4.7% to 5.0%                                                                              4.6              8.0
-------------------------------------------------------------------------------------------------------------------

Total redeemable preferred stock                                                  $          32.5  $          37.1
                                                                                -----------------------------------


     Sprint's third series preferred stock was called in January 1996. In March 1996, 24,000 shares will be redeemed at a price of $100.00 per share and the remaining shares will be redeemed at a price of $101.77 per share.

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

8.       Common Stock

     Common stock activity during 1995 and shares reserved for future grants under stock option plans or for future issuances under various arrangements are as follows (in millions):

                                                                                  Number of Shares
                                                                      ------------------------------------------
                                                                            1995            Reserved as of
                                                                          Activity        December 31, 1995
----------------------------------------------------------------------------------------------------------------

Employees Stock Purchase Plan                                               0.1                   7.1
Employee savings plans                                                       --                   3.4
Automatic Dividend Reinvestment Plan                                         --                   1.1
Officer and key employees' and directors' stock options                     0.4                  16.9
Conversion of preferred stock and other                                     0.1                   1.3
----------------------------------------------------------------------------------------------------------------
Total                                                                       0.6                  29.8
                                                                      ------------------------------------------


As of December 31, 1995, elections to purchase 2 million of Sprint's common shares were outstanding under the 1994 offering of the Employees Stock Purchase Plan (ESPP). The purchase price under the offering cannot exceed $32.35 per share, such price representing 85 percent of the average market price on the offering date, or fall below $12.00 per share. The 1994 offering terminates on June 30, 1996. Upon the spin-off of Cellular, the number of shares underlying elections by non-Cellular employees and the related per share purchase price will be adjusted to maintain both the aggregate fair market value of stock underlying the elections and the relationship between the per share purchase price and the related per share market value. At the option of Cellular employees, elections made by Cellular employees are expected to be terminated under the terms and conditions of Sprint's ESPP, or to be replaced by elections to purchase shares of the common stock of Cellular. As of December 31, 1995, Cellular employees held elections to purchase approximately 58,000 shares of Sprint common stock under the ESPP.

     Under various stock option plans, shares of common stock are reserved for issuance to officers, outside directors and certain employees. All options are granted at 100 percent of the market price at date of grant. Approximately 1 percent of all options outstanding as of December 31, 1995 provide for the granting of stock appreciation rights as an alternate method of settlement upon exercise. A summary of stock option activity under the plans is as follows (in millions, except per share data):

                                                                                  Per Share            Aggregate
                                                             Number of          Exercise Price         Exercise
                                                                             ---------------------
                                                              Shares           Low         High         Amount
-------------------------------------------------------------------------------------------------------------------

Shares under option as of January 1, 1993   (5.5
    million shares exercisable)                                  7.5       $     9.44  $    39.31  $        170.2

Granted                                                          1.6            27.50       38.44            50.3
Exercised
    Options without stock appreciation rights                   (2.1)            9.44       33.75           (41.0)
    Options with stock appreciation rights                      (0.3)           11.09       29.68            (5.5)
Terminated and expired                                          (0.1)           18.16       33.75            (3.2)
-------------------------------------------------------------------------------------------------------------------
Shares under option as of December 31, 1993 (4.5
    million shares exercisable)                                  6.6             9.44       39.31           170.8

Granted                                                          2.8            30.81       39.50           100.3
Exercised
    Options without stock appreciation rights                   (0.8)            9.44       33.75           (17.4)
    Options with stock appreciation rights                      (0.2)           11.09       29.68            (3.8)
Terminated and expired                                          (0.6)           22.13       36.69           (16.7)
-------------------------------------------------------------------------------------------------------------------
Shares under option as of December 31, 1994   (3.7
    million shares exercisable)                                  7.8            11.09       39.50           233.2

Granted                                                          3.3            28.69       40.75            97.8
Exercised
    Options without stock appreciation rights                   (0.6)           11.09       36.69           (13.9)
    Options with stock appreciation rights                      (0.1)           11.09       29.68            (1.1)
Terminated and expired                                          (0.4)           14.03       39.31           (14.3)
-------------------------------------------------------------------------------------------------------------------
Shares under option as of December 31, 1995   (5.3
    million shares exercisable)                                 10.0       $    14.03  $    40.75  $        301.7
                                                           --------------------------------------------------------


Upon the spin-off of Cellular, the number of shares underlying options held by non-Cellular employees and the related per share purchase price will be adjusted to maintain both the aggregate fair market value of stock underlying the options and the relationship between the per share purchase price and the related per share market value. Options held by Cellular employees are expected to be converted into options to purchase shares of Cellular common stock. As of December 31, 1995, Cellular employees held options to purchase approximately 320,000 shares of Sprint common stock.

     During 1990, the Savings Plan Trust, an employee savings plan, acquired shares of common stock from Sprint in exchange for a $75 million promissory note payable to Sprint. The note bears an interest rate of 9 percent and is to be repaid from the common stock dividends received by the plan and the contributions made to the plan by Sprint in accordance with plan provisions. The remaining balance of the note receivable of $55 million as of December 31, 1995 is reflected as a reduction to other shareholders' equity. At December 31, 1995 the Savings Plan Trust held approximately 18 million shares of Sprint common stock.

     Under a Shareholder Rights plan, one-half of a Preferred Stock Purchase Right is attached to each share of common stock. Each Right, which is exercisable and detachable only upon the occurrence of certain takeover events, entitles shareholders to buy units consisting of one one-hundredth of a newly issued share of Preferred Stock-Fourth Series, Junior Participating at a price of $235.00 per unit or, in certain circumstances, common stock. Under certain circumstances, Rights beneficially owned by an acquiring person become null and void. Sprint's Preferred Stock-Fourth Series is without par value. It is voting, cumulative and accrues dividends equal generally to the greater of $10.00 per share or 200 times the aggregate per share amount of all common stock dividends. No shares of Preferred Stock-Fourth Series were issued or outstanding at December 31, 1995. The Rights may be redeemed by Sprint at a price of $0.01 per Right and will expire on September 8, 1999.

     During 1995, 1994 and 1993, Sprint declared and paid annual dividends on common stock of $1.00 per share, and Centel declared pre-merger (see Note 10) common stock dividends of $0.15 per share during 1993. The most restrictive covenant applicable to dividends on common stock results from the $1.5 billion revolving credit agreement. Among other restrictions, this agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $1.9 billion of Sprint's $2.8 billion consolidated retained earnings were effectively restricted from the payment of dividends as of December 31, 1995. The indentures and financing agreements of certain of Sprint's subsidiaries contain various provisions restricting the payment of cash dividends on subsidiary common stock held by Sprint. In connection with these restrictions, $192 million of the related subsidiaries' $653 million total retained earnings is restricted as of December 31, 1995. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

9.       Commitments and Contingencies

Litigation, Claims and Assessments

     Following announcement in 1992 of Sprint's merger agreement with Centel (see Note 10), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits have been dismissed, while the federal suits have been consolidated into a single action which seeks damages for alleged violations of securities laws. On October 12, 1995, the New York trial court granted the motion of Centel's financial advisors to dismiss a purported class action suit filed against them in connection with their representation of Centel in the merger. The plaintiffs have appealed from the order dismissing their claims. Sprint may have indemnification obligations to the financial advisors in connection with this suit. Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Accounts Receivable Sold with Recourse

Under an agreement available through December 1996, Sprint could sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors were typically reinvested in the pool. Sprint was required to repurchase the designated pool of accounts receivable only upon the occurrence of specified events involving non-collectibility of accounts. As of December 31, 1995, Sprint had not been required to repurchase receivables under this recourse provision. Because Sprint retained credit losses associated with its accounts receivable, any exposure related to this retention was estimated in conjunction with Sprint's calculation of its reserve for uncollectible accounts. Receivables sold that remained uncollected as of December 31, 1995 and 1994 aggregated $600 million. In January 1996, Sprint elected to terminate this agreement.

Commitments

     See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of cash commitments associated with Sprint Spectrum.

Operating Leases

     Minimum rental commitments as of December 31, 1995 for all noncancelable operating leases, consisting principally of leases for data processing equipment and real estate, are as follows (in millions):

-------------------------------------------------------------------------------------------------------------------

1996                                                                                               $        237.4
1997                                                                                                        186.4
1998                                                                                                        137.7
1999                                                                                                        108.6
2000                                                                                                         76.8
Thereafter                                                                                                  270.7
-------------------------------------------------------------------------------------------------------------------


     Gross rental expense aggregated $402 million in 1995, $379 million in 1994 and $382 million in 1993. The amount of rental commitments applicable to subleases, contingent rentals and executory costs is not significant.

10.      Sprint / Centel Merger

     Effective March 9, 1993, Sprint consummated its merger with Centel, a telecommunications company with local exchange and cellular and wireless communications services operations. Pursuant to the merger agreement dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock, or approximately 119 million shares. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges of $259 million, which reduced 1993 income from continuing operations by $172 million ($0.50 per share). The merger was accounted for as a pooling of interests.

11.      Additional Financial Information

Segment Information

     Information related to Sprint's operating business segments is included in the tables in "Segmental Results of Operations" of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The net operating revenues and operating expenses shown in such tables include revenues and expenses eliminated in consolidation totaling $ 380 million, $340 million and $296 million for the years ended December 31, 1995, 1994 and 1993, respectively. Sprint incurred capital expenditures of $37 million, $57 million and $46 million for the years ended December 31, 1995, 1994 and 1993, respectively, and had assets, including the net assets of the discontinued cellular division, of $2.9 billion, $1.8 billion and $1.8 billion at December 31, 1995, 1994 and 1993, respectively, not attributable to operating segments. Additionally, Sprint incurred $54 million of merger, integration and restructuring costs not attributable to its segmental operations for the year ended December 31, 1993.

Realignment and Restructuring Charge

     During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 1,600 positions primarily in the network and finance functions. These actions resulted in a nonrecurring charge of $88 million, which reduced income from continuing operations by $55 million ($0.16 per share). The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

     During 1993, Sprint initiated a realignment and restructuring of its long distance communications services division, including the elimination of approximately 1,000 positions and the closure of two facilities. These actions resulted in a nonrecurring charge of $34 million, which reduced income from continuing operations by $21 million ($0.06 per share).

Concentrations of Credit Risk

     Sprint's accounts receivable are not subject to any concentration of credit risk. Interest rate swap agreements and foreign currency contracts involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts subject to credit risk are significantly smaller. In the event of nonperformance by the counterparties, Sprint's accounting loss would be limited to the net amount that it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint does not anticipate nonperformance by any of the counterparties with which it has such agreements. Sprint controls the amount of credit risk as well as the concentration of credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits and internal monitoring procedures.

Financial Instruments

     Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values Sprint could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1995, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein. The carrying amounts and estimated fair values of Sprint's financial instruments, as of December 31, are as follows (in millions):

                                                             1995                               1994
                                                 ------------------------------     ------------------------------
                                                   Carrying        Estimated          Carrying        Estimated
                                                    Amount         Fair Value          Amount         Fair Value
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Financial assets
  Cash and cash equivalents                  $        124.2    $       124.2    $        113.7    $       113.7
  Investments in equity securities                    262.9            262.9             177.6            177.6

Financial liabilities
  Short-term borrowings                             2,144.0          2,144.0              --               --
  Long-term debt
    Corporate                                       1,113.7          1,282.9           2,139.3          2,170.5
    Long distance communications services             177.6            184.5             223.1            222.1
    Local communications services                   2,035.2          2,237.5           2,098.7          1,966.4
    Other                                             206.9            242.8             476.1            488.2

Off-balance sheet instruments
  Interest rate swap agreements                        --               (3.4)             --                2.6
  Foreign currency contracts                            0.5              0.4              --               (0.4)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


     The carrying values of Sprint's cash equivalents approximate fair value as of December 31, 1995 and 1994. The fair value of Sprint's investments in equity securities are estimated by reference to quoted market prices. The fair values of Sprint's long-term debt are estimated based on quoted market prices for publicly traded issues, and the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues. The fair value of interest rate swap agreements is estimated as the cost that Sprint would receive (pay) to terminate the swap agreements at December 31, 1995 and 1994, taking into account the then-current interest rates. The fair value of foreign currency contracts is estimated as the replacement cost of the contracts at December 31, 1995 and 1994, taking into account the then-current foreign currency exchange rates.

Interest Rate Swap Agreements

     Interest rate swap agreements are utilized by Sprint as part of its interest rate risk management program. Net interest paid or received related to such agreements is recorded using the accrual method and is recorded as an adjustment to interest expense. Sprint had interest rate swap agreements with notional amounts of $275 million and $125 million outstanding at December 31, 1995 and 1994, respectively. Net interest (income) expense related to interest rate swap agreements was ($400,000), $1 million and $2 million for the years ended December 31, 1995, 1994 and 1993, respectively. There were no deferred gains or losses relating to any terminated interest rate swap agreements at December 31, 1995, 1994 and 1993.

Foreign Currency Contracts

     As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding approximately $13 million of open forward contracts to buy various foreign currencies at both December 31, 1995 and 1994. Sprint had no outstanding open forward contracts to sell various foreign currencies at December 31, 1995 and $1 million outstanding at December 31, 1994. Sprint had approximately $24 million of outstanding open purchase option contracts to call various foreign currencies at December 31, 1995. The premium paid for an option is amortized over the life of the option. The unamortized premiums paid for options outstanding at December 31, 1995 were $300,000. There were no foreign currency option contracts outstanding at December 31, 1994. The forward contracts open at December 31, 1995 all had an original maturity of six months or less. The net gain or loss recorded to reflect the fair value of such contracts is recorded in the period incurred. Total net losses of $1 million, $2 million and $1 million were recorded related to foreign currency transactions and contracts for the years ended December 31, 1995, 1994 and 1993, respectively.

     At December 31, 1995, 1994 and 1993, Sprint had foreign currency translation gains (losses) of ($10) million, $1 million and $2 million, respectively, included in "Other, net" in the Consolidated Statements of Common Stock and Other Shareholders' Equity.

12.      Subsequent Event

     On January 31, 1996, Sprint, along with Deutsche Telekom (DT) and France Telecom (FT), consummated their joint venture, operating as Global One, which will provide seamless global telecommunications services to business, consumer and carrier markets worldwide. Upon closing of the agreement, DT and FT acquired shares of a new class of preference stock for a total of $3.0 billion, which resulted in DT and FT each holding approximately 7.5 percent of the Sprint voting power. DT and FT will make the remainder of their investment in Sprint following the spin-off of Cellular. Following their full investment, DT and FT will each own shares of Class A common stock with approximately 10 percent of Sprint's voting power. Depending on the price of Cellular shares at the time of the spin-off, the total amount of the investment is expected to be between $3.5 billion and $3.7 billion.

     Assuming the $3.0 billion of proceeds from the issuance of the Class A preference stock was initially used to the extent possible to repay debt outstanding at December 31, 1995, and such issuance and repayment is assumed to have taken place as of January 1, 1995, Sprint's earnings per share from continuing operations would have decreased from $2.69 per share to $2.52 per share for the year ended December 31, 1995.

      SPRINT CORPORATION
      SCHEDULE II  --  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1995, 1994 and 1993
                              (In Millions)

                                                                Additions
                                                        ---------------------------
                                           Balance                     Charged to                       Balance
                                          beginning     Charged to        other            Other        end of
                                           of year        income        accounts        deductions         year
-------------------------------------------------------------------------------------------------------------------

1995
     Allowance for doubtful accounts  $      126.9   $     415.3    $        7.0   $      (326.7)  (1)$     222.5
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       21.1   $       4.3            --     $        (8.0)     $      17.4
                                      -----------------------------------------------------------------------------

1994
     Allowance for doubtful accounts  $      120.3   $     299.9    $        4.5   $      (297.8)  (1)$     126.9
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       22.1   $       2.2            --     $        (3.2)     $      21.1
                                      -----------------------------------------------------------------------------

1993
     Allowance for doubtful accounts  $      116.7   $     263.7    $        2.6   $      (262.7)  (1)$     120.3
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       28.7   $       0.7            --     $        (7.3)     $      22.1
                                      -----------------------------------------------------------------------------


(1)  Accounts written off, net of recoveries.

QUARTERLY FINANCIAL DATA
(Unaudited)

                                               First Quarter            Second Quarter            Third Quarter
                                           ----------------------    ---------------------    ----------------------
                                           ----------------------    ---------------------    ----------------------
                                           1995 (1)     1994 (1)     1995 (1)    1994 (1)     1995 (1)    1994 (1)
--------------------------------------------------------------------------------------------------------------------
                                                             (In Millions, Except Per Share Data)
Net operating revenues                   $   3,079.1  $   2,896.5  $  3,142.1  $  2,984.7   $  3,205.3   $  3,054.6
Operating expenses
   Costs of services and products            1,581.6      1,488.5     1,606.7     1,525.0      1,623.7      1,563.4
   Selling, general and administrative         694.7        665.4       714.1       687.5        715.9        711.8
   Depreciation and amortization               360.0        329.6       359.5       343.8        368.6        344.2
   Merger, integration and
     restructuring costs (2)                    --           --          --          --           --           --
--------------------------------------------------------------------------------------------------------------------
   Total operating expenses                  2,636.3      2,483.5     2,680.3     2,556.3      2,708.2      2,619.4
--------------------------------------------------------------------------------------------------------------------

Operating income                               442.8        413.0       461.8       428.4        497.1        435.2

Interest expense                               (68.2)       (81.1)      (69.0)      (76.2)       (64.7)       (73.3)
Other income (expense), net (3)                (20.5)        30.6       (13.9)       (9.2)       (20.3)        (5.8)
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations
   before income taxes                         354.1        362.5       378.9       343.0        412.1        356.1

Income tax provision                          (129.4)      (128.4)     (135.7)     (123.6)      (148.5)      (127.9)
--------------------------------------------------------------------------------------------------------------------

Income from continuing operations              224.7        234.1       243.2       219.4        263.6        228.2

Discontinued operations, net
   Cellular division                            (0.4)        (6.7)        2.5         0.2          4.9          1.9
   Other                                        --           --          --          --           --           --
Extraordinary items, net (4)                    --           --          --          --           --           --
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                              224.3        227.4       245.7       219.6        268.5        230.1

Preferred stock dividends                       (0.7)        (0.7)       (0.6)       (0.7)        (0.6)        (0.6)
--------------------------------------------------------------------------------------------------------------------

Earnings (Loss) applicable to common
   stock                                 $     223.6  $     226.7  $    245.1  $    218.9   $    267.9   $    229.5
                                        ----------------------------------------------------------------------------

Earnings (Loss) per common share
   Continuing operations                 $     0.64   $     0.67   $     0.69  $     0.63   $     0.75   $     0.65
   Discontinued operations                       --        (0.02)        0.01          --         0.01         0.01
   Extraordinary items                           --           --           --          --         --           --
                                        ----------------------------------------------------------------------------
Total                                    $     0.64   $     0.65   $     0.70  $     0.63   $     0.76   $     0.66
                                        ----------------------------------------------------------------------------


(1) The accompanying Quarterly Financial Data have been restated from previously reported amounts to reflect the spin-off of Sprint's cellular and wireless division (Cellular) to shareholders of Sprint common stock. Accordingly, Cellular's operating results have been excluded from income from continuing operations and are reported as discontinued operations.

(2) During fourth quarter 1995, nonrecurring charges of $88 million were recorded related to a restructuring within the local communications division. Such charges reduced net income by $55 million ($0.16 per share). See Note 11 of Notes to Consolidated Financial Statements for additional information.

(3) During first quarter 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million, which increased net income by $22 million ($0.06 per share).

(4) During fourth quarter 1995, Sprint adopted accounting principles for a competitive marketplace for its local communications division and discontinued the application of SFAS No. 71. As a result, Sprint recorded a noncash, after-tax extraordinary charge of $565 million ($1.61 per share). See Note 2 of Notes to Consolidated Financial Statements for additional information.


                                    Sprint Corporation

        Fourth Quarter               Total Year
     ----------------------   -------------------------
---------------------------   -------------------------
       1995       1994 (1)       1995        1994 (1)
-------------------------------------------------------

   $  3,338.6   $  3,050.8  $  12,765.1    $  11,986.6

      1,692.9      1,577.6      6,504.9        6,154.5
        747.2        690.7      2,871.9        2,755.4
        378.3        368.4      1,466.4        1,386.0

         87.6         --           87.6           --
-------------------------------------------------------
      2,906.0      2,636.7     10,930.8       10,295.9
-------------------------------------------------------

        432.6        414.1      1,834.3        1,690.7

        (58.8)       (70.1)      (260.7)        (300.7)
        (38.5)       (17.7)       (93.2)          (2.1)
-------------------------------------------------------


        335.3        326.3      1,480.4        1,387.9

       (120.7)      (108.8)      (534.3)        (488.7)
-------------------------------------------------------

        214.6        217.5        946.1          899.2


          7.5        (10.9)        14.5          (15.5)
         --            7.0         --              7.0
       (565.3)        --         (565.3)          --
-------------------------------------------------------

       (343.2)       213.6        395.3          890.7

         (0.7)        (0.7)        (2.6)          (2.7)
-------------------------------------------------------


   $   (343.9)  $    212.9  $     392.7    $     888.0
-------------------------------------------------------


   $    0.61    $    0.62   $      2.69    $      2.57
        0.02        (0.01)         0.04          (0.02)
       (1.61)        --           (1.61)          --
-------------------------------------------------------
   $   (0.98)   $    0.61   $      1.12    $      2.55
-------------------------------------------------------


                                  EXHIBIT INDEX


           EXHIBIT
           NUMBER

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 4A to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (b)    Bylaws,  as  amended  (filed  as  Exhibit  4B to Sprint
                         Corporation Current Report on Form 8-K for the year ended January 31, 1996 and incorporated herein by reference).

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

                  (d) Second Amendment to Rights Agreement dated as of July 31, 1995 between Sprint Corporation and UMB Bank, n.a. (filed as Exhibit 2(d) to Form 8-A/A-2 dated October 20, 1995 amending Sprint Corporation Registration Statement on Form 8-A dated August 11, 1989 (File No. 1-4721) and incorporated herein by reference).

                  (e) Standstill Agreement dated as of July 31, 1995, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit (10)(c) to Sprint
                         Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

           (10)   Material Agreements - Joint Ventures:

                  (a) Joint Venture Agreement dated as of June 22, 1995 among Sprint Corporation, Sprint Global Venture, Inc., France Telecom and Deutsche Telekom AG (filed as Exhibit
                         (10)(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

                  (b) Amendment No. 1 to Joint Venture Agreement, dated as of January 31, 1996, among Sprint Corporation, Sprint Global Venture, Inc., France Telecom, Deutsche Telekom AG and Atlas Telecommunications, S.A. (filed as Exhibit 99A to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (c) Investment Agreement dated as of July 31, 1995 among Sprint Corporation, France Telecom and Deutsche Telekom AG (including as an exhibit the Stockholders' Agreement among France Telecom, Deutsche Telekom AG and Sprint Corporation) (filed as Exhibit (10)(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

                  (d) Amended and Restated Agreement of Limited Partnership of MajorCo., L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (filed as Exhibit 99C to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (e) Parents Agreement dated as of January 31, 1996, between Sprint Corporation and Tele-Communications, Inc. (filed as Exhibit 99D to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (f) Parents Agreement dated as of January 31, 1996, between Sprint Corporation and Comcast Corporation (filed as
                         Exhibit 99E to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

                  (g) Parents Agreement dated as of January 31, 1996, between Sprint Corporation and Cox Communications, Inc. (filed as Exhibit 99F to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

           (10)   Executive Compensation Plans and Arrangements

                  (h)    1985 Stock  Option Plan,  as amended  (filed as Exhibit
                         (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference). Appendix to Stock Option Plans.

                  (i)    1990 Stock Option Plan, as amended (filed as Exhibit
                         (10)(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference). Appendix to Stock Option Plans. See Exhibit (10)(h).

                  (j)    1990 Restricted Stock Plan, as amended (filed as
                         Exhibit 99 to Sprint Corporation Registration Statement No. 33-65147 and incorporated herein by reference).

                  (k)    Executive Deferred Compensation Plan, as amended.

                  (l) Management Incentive Stock Option Plan, as amended (filed as Exhibit (10)(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference). Appendix to Stock Option Plans. See Exhibit (10)(h).

                  (m) Long-Term Stock Incentive Program, as amended (filed as Exhibit (10)(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (n) Sprint Supplemental Executive Retirement Plan (filed as Exhibit (10)(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (o) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit (10)(j) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (p) Restated Memorandum Agreements Respecting Supplemental Pension Benefits between Sprint Corporation (formerly United Telecommunications, Inc.) and two of its current and former executive officers (filed as Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

                  (q) Executive Long-Term Incentive Plan (filed as Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                  (r) Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                  (s) Long-Term Incentive Compensation Plan (filed as Exhibit 10(j) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

                  (t)    Short-Term   Incentive   Compensation  Plan  (filed  as
                         Exhibit 10(k) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

                  (u)    Retirement  Plan for  Directors,  as amended  (filed as
                         Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

                  (v)    Key  Management  Benefit  Plan,  as  amended  (filed as
                         Exhibit 10(o) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                  (w) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers.

                  (x)    Director's Deferred Fee Plan, as amended.

                  (y) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the year ended March 31, 1995, and incorporated herein by reference).

                  (z) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

                  (aa) Summary of Executive Officer and Board of Directors Benefits.

                  (bb) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and four of its executive officers (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

                  (cc)   Amended and Restated Centel Stock Option Plan (filed as
                         Exhibit 10(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). Appendix to Stock Option Plans. See Exhibit (10)(h).

                  (dd) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and three of its executive officers (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

                  (ee) Description of agreement regarding Supplemental Pension Benefits between Sprint Corporation and one of its executive officers (filed as Exhibit 10(e) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

                  (ff) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           (11)   Computation of Earnings Per Common Share.

           (12)   Computation of Ratio of Earnings to Fixed Charges.

           (21)   Subsidiaries of Registrant.

           (23)   Consent of Ernst & Young LLP.

           (27)   Financial Data Schedules:

                  (a)   1995 Financial Data Schedule.

                  (b)   Restated 1994 Financial Data Schedule.