Form 10-Q
period 1996-03-31
SPRINT CORP
filed 1996-05-14
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                               ----------------------------------

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

        P.O. Box 11315, Kansas City, Missouri 64112
- -------------------------------------------------------------------------------
         (Address of principal executive offices)

                     (913) 624-3000
- -------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

SHARES OF COMMON STOCK OUTSTANDING AT March 31, 1996 -- 350,357,686

                               SPRINT CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements                                                        1 - 8

                       Consolidated Balance Sheets                                                1 - 2

                       Consolidated Statements of Income                                            3

                       Consolidated Statements of Cash Flows                                        4

                       Consolidated Statements of Common Stock and Other Shareholders'
                           Equity                                                                   5

                        Condensed Notes to Consolidated Financial Statements                      6 - 8

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        9 -19

Part II - Other Information

             Item 1.  Legal Proceedings                                                             20

             Item 2.  Changes in Securities                                                         20

             Item 3.  Defaults Upon Senior Securities                                               22

             Item 4.  Submission of Matters to a Vote of Security Holders                           22

             Item 5.  Other Information                                                             24

             Item 6.  Exhibits and Reports on Form 8-K                                              24

Signature                                                                                           26

Exhibits













                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                                                 As of                  As of
                                                                               March 31,            December 31,
                                                                                 1996                   1995
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash and equivalents                                                $             1,718.2  $              124.2
   Accounts receivable, net of allowance for doubtful accounts of
     $117.5 million ($125.8 million in 1995)                                         2,115.4               1,523.7
   Receivable from cellular division                                                    --                 1,400.0
   Inventories                                                                         189.7                 171.0
   Prepaid expenses                                                                    154.4                 166.6
   Other                                                                               360.9                 233.9
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
   Total current assets                                                              4,538.6               3,619.4

Investments in equity securities                                                       265.1                 262.9

Property, plant and equipment
   Long distance communications services                                             6,704.9               6,773.7
   Local communications services                                                    12,868.5              12,603.1
   Other                                                                               536.5                 539.1
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                    20,109.9              19,915.9
   Less accumulated depreciation                                                    10,430.0              10,200.1
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                     9,679.9               9,715.8

Investments in affiliates                                                            1,280.2               1,130.1
Net investment in cellular division                                                     --                   106.9
Other assets                                                                           363.8                 360.8
- ---------------------------------------------------------------------- --- ------------------ --- ------------------

                                                                       $            16,127.6  $           15,195.9
                                                                       --- ------------------ --- ------------------

















See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  (In Millions)


                                                                                 As of                  As of
                                                                               March 31,            December 31,
                                                                                  1996                  1995
- ---------------------------------------------------------------------- --- ------------------ --- -------------------
                                                                              (Unaudited)

Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                $               156.7  $               280.4
   Short-term borrowings                                                               200.0                2,144.0
   Accounts payable                                                                    883.6                  938.9
   Accrued interconnection costs                                                       705.9                  617.7
   Accrued taxes                                                                       402.7                  235.5
   Advance billings                                                                    202.5                  202.9
   Other                                                                               695.3                  722.7
- ---------------------------------------------------------------------- --- ------------------ --- -------------------
   Total current liabilities                                                         3,246.7                5,142.1

Long-term debt                                                                       3,178.0                3,253.0

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                    825.3                  843.4
   Postretirement and other benefit obligations                                        897.5                  889.3
   Other                                                                               354.1                  393.0
- ---------------------------------------------------------------------- --- ------------------ --- -------------------
                                                                                     2,076.9                2,125.7

Redeemable preferred stock                                                              14.1                   32.5

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, authorized 1.0
     billion shares, issued 350.4 million (349.2 million in 1995)
     and outstanding 350.3 million (349.2 million in 1995)                             875.9                  872.9
   Capital in excess of par or stated value                                            989.6                  960.0
   Convertible preference stock                                                      2,992.3                   --
   Retained earnings                                                                 2,717.6                2,766.5
   Other                                                                                36.5                   43.2
- ---------------------------------------------------------------------- --- ------------------ --- -------------------
                                                                                     7,611.9                4,642.6
- ---------------------------------------------------------------------- --- ------------------ --- -------------------

                                                                       $            16,127.6  $            15,195.9
                                                                       --- ------------------ --- -------------------











See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In Millions, Except Per Share Data)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Net operating revenues                                                          $       3,371.9   $      3,079.1

Operating expenses
   Costs of services and products                                                       1,671.2          1,581.6
   Selling, general and administrative                                                    734.6            694.7
   Depreciation and amortization                                                          391.2            360.0
- ------------------------------------------------------------------------------- --- ------------- -- -------------
   Total operating expenses                                                             2,797.0          2,636.3
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Operating income                                                                          574.9            442.8

Interest expense                                                                          (47.7)           (68.2)
Other expense, net                                                                        (20.9)           (20.5)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Income from continuing operations before income taxes                                     506.3            354.1

Income tax provision                                                                     (194.1)          (129.4)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Income from continuing operations                                                         312.2            224.7
Discontinued operations, net                                                               (2.9)            (0.4)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Net income                                                                                309.3            224.3

Preferred stock dividends                                                                  (0.5)            (0.7)
- ------------------------------------------------------------------------------- --- ------------- -- -------------


Earnings applicable to common stock                                             $         308.8   $        223.6
                                                                                --- ------------- -- -------------

Earnings per common share
   Continuing operations                                                        $          0.78   $         0.64
   Discontinued operations                                                                (0.01)           --
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Total                                                                           $          0.77   $         0.64
                                                                                --- ------------- -- -------------

Weighted average number of common shares                                                  400.3            349.5
                                                                                --- ------------- -- -------------

Dividends per common share                                                      $          0.25   $         0.25
                                                                                --- ------------- -- -------------








See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Operating activities
Net income                                                                      $        309.3    $       224.3
Adjustments to reconcile net income to net cash provided by operating activities
   Discontinued operations, net                                                            2.9              0.4
   Depreciation and amortization                                                         391.2            360.0
   Deferred income taxes and investment tax credits                                      (29.2)           (54.9)
   Changes in operating assets and liabilities
     Accounts receivable, net                                                           (634.0)           (11.8)
     Inventories and other current assets                                                (74.4)           (11.5)
     Accounts payable and other current liabilities                                      189.9             58.9
     Noncurrent assets and liabilities, net                                              (29.2)            53.6
   Other, net                                                                             16.3             (0.1)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by continuing operations                                               142.8            618.9
Net cash provided (used) by cellular division                                              1.8            (10.4)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                                144.6            608.5
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Investing activities
Capital expenditures                                                                    (478.5)          (405.6)
Investments in affiliates                                                                (92.2)          (164.1)
Other, net                                                                                (6.0)            (3.2)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by continuing operations                                                  (576.7)          (572.9)
Repayment of intercompany advances by cellular division                                1,400.0             --
Net investing activities of cellular division                                           (140.7)           (50.8)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by investing activities                                         682.6           (623.7)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Financing activities
Proceeds from long-term debt                                                               6.3            209.8
Retirements of long-term debt                                                           (169.4)          (201.1)
Net increase (decrease) in notes payable and commercial paper                         (1,986.8)           109.9
Proceeds from convertible preference stock issued                                      3,000.0             --
Proceeds from common stock issued                                                         27.3              0.7
Redemption of preferred stock                                                            (18.4)            (2.5)
Dividends paid                                                                           (88.1)           (87.9)
Other, net                                                                                (4.1)             3.6
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by financing activities                                                766.8             32.5
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Increase in cash and equivalents                                                       1,594.0             17.3

Cash and equivalents at beginning of period                                              124.2            113.7
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and equivalents at end of period                                           $      1,718.2    $       131.0
                                                                                --- ------------- -- -------------

See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                   CONSOLIDATED STATEMENTS OF COMMON STOCK AND
                     OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                                  (In Millions)


Three Months Ended March 31, 1996
- --------------------------------------------------------------------------------------------------------------------
                                                    Capital in
                                                    Excess of      Convertible
                                       Common         Par or        Preference   Retained
                                        Stock      Stated Value       Stock      Earnings     Other       Total
- --------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 1996
   (349.2 million shares issued
   and outstanding)                 $    872.9   $      960.0    $      --     $   2,766.5  $   43.2   $  4,642.6

Net income                                --             --             --           309.3      --          309.3
Common stock dividends                    --             --             --           (87.6)     --          (87.6)
Preference stock dividends                                                           (10.1)                 (10.1)
Preferred stock dividends                 --             --             --            (0.5)     --           (0.5)
Common stock issued                        2.7           23.8           --            --        --           26.5
Convertible preference stock issued       --             --          3,000.0          --        --        3,000.0
Change in unrealized holding
   gains, net                             --             --             --            --        (7.0)        (7.0)
Spin-off of cellular division             --             --             --          (258.3)     --         (258.3)
Other, net                                 0.3            5.8           (7.7)         (1.7)      0.3         (3.0)
- --------------------------------------------------------------------------------------------------------------------

Balance as of March 31, 1996
   (350.4 million shares issued
   and 350.3 million shares
   outstanding)                     $    875.9   $      989.6    $   2,992.3   $   2,717.6  $   36.5   $  7,611.9
                                    --------------------------------------------------------------------------------







See accompanying condensed Notes to Consolidated Financial Statements.


                                                                         PART I.
                                                                         Item 1.
                               SPRINT CORPORATION
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1996 and 1995


The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.


1.  Accounting Policies

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

The prior period's financial statements have been restated to reflect Sprint's spin-off of its cellular and wireless communications services division (Cellular) (see Note 2). The operating results, net assets and cash flows of Cellular are separately classified as discontinued operations and are excluded from amounts reported for the continuing operations of Sprint. Intercompany transactions with Cellular and its subsidiaries, which were previously eliminated in consolidation, are now reflected in Sprint's consolidated financial statements.

Certain other amounts previously reported for the prior period have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

During 1995, Sprint determined that its local communications services division no longer met the criteria necessary for the continued application of the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, effective December 31, 1995, Sprint adopted accounting principles for a competitive marketplace for its local division. In accordance with SFAS No. 71, revenues and related net income of nonregulated operations attributable to intercompany transactions with Sprint's regulated telephone companies were not eliminated in the prior period's consolidated financial statements. Intercompany revenues of such entities amounted to $71 million for the 1995 first quarter. In conjunction with the adoption of accounting principles for a competitive marketplace, such intercompany amounts are eliminated beginning in 1996. All other significant intercompany transactions in 1996 and 1995 have been eliminated.

2.  Spin-off of Cellular Division

In March 1996, Sprint completed the tax-free spin-off of Cellular to the holders of Sprint common stock. The spin-off was effected by distributing to all holders of Sprint common stock all shares of Cellular common stock at a rate of 1 share of Cellular common stock for every 3 shares of Sprint common stock held. In connection with the spin-off, Cellular repaid $1.4 billion of intercompany debt owed by Cellular to Sprint and its subsidiaries, and Sprint contributed to the equity capital of Cellular approximately $185 million of debt owed by Cellular in excess of the amount repaid. This equity contribution, together with Sprint's previous investments in Cellular, resulted in Sprint's net investment in Cellular aggregating approximately $258 million as of the date of the spin-off. The prior period's financial statements have been restated to reflect the spin-off of Cellular (see Note 1).


3.  Investments in Equity Securities

Investments  in equity  securities  are  classified  as  available  for sale and reported at fair value (estimated based on quoted market prices). As of March 31, 1996 and December 31, 1995, the cost of such investments was $109 million, with gross unrealized holding gains of $156 million and $154 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.


4.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the first quarters of 1996 and 1995, respectively, are as follows (in millions):

                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision at the statutory rate                                      $        177.2     $      123.9

Effect of:
   State income taxes, net of federal income tax effect                                   18.7             12.8
   Investment tax credits included in income                                              (1.8)            (4.0)
   Other, net                                                                             --               (3.3)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision                                                            $        194.1     $      129.4
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 38.3%            36.5%
                                                                                --- ------------- -- -------------


5.  Commitments and Contingencies

Litigation, Claims and Assessments

Following announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits have been dismissed, while the federal suits have been consolidated into a single action which seeks damages for alleged violations of securities laws. On October 12, 1995, the New York trial court granted the motion of Centel's financial advisors to dismiss a purported class action suit filed against them in connection with their representation of Centel in the merger. The plaintiffs have appealed the order dismissing their claims. Sprint may have indemnification obligations to the financial advisors in connection with this suit. Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Commitments

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of cash commitments associated with Sprint Spectrum.


6.  Supplemental Cash Flows Information

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Cash paid for (in millions):
   Interest - continuing operations                                              $        54.2     $       60.8
                                                                                --- ------------- -- -------------
   Interest - cellular division                                                  $        21.0     $       31.0
                                                                                --- ------------- -- -------------
   Income taxes                                                                  $        22.6     $        3.8
                                                                                --- ------------- -- -------------


During the 1996 first quarter, in conjunction with the consummation of its joint venture with Deutsche Telekom AG (DT) and France Telecom (FT), Sprint
contributed cash, property, plant and equipment, and other assets and liabilities of certain international operations to Global One. The net book value of the noncash assets and liabilities contributed to the venture totaled $72 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Developments - Global One" for further discussion.

Also during the 1996 first quarter, as discussed in Note 2, Sprint completed the tax-free spin-off of Cellular to the holders of Sprint common stock. The spin-off had no immediate effect on cash flows.


7.  Subsequent Events

In April 1996, the preference stock acquired by DT and FT in January 1996 for $3.0 billion was converted into shares of Class A common stock, and DT and FT acquired additional shares of Class A common stock for a total of approximately $660 million, resulting in DT and FT each holding 43.1 million shares of Class A common stock with approximately 10 percent of Sprint's voting power.

In April 1996, Sprint's Board of Directors declared dividends of $0.25 per share on both Sprint's common stock and the Class A common stock payable on June 28, 1996.


8.  Supplemental Earnings per Share Information

As discussed above, DT and FT have invested a total of approximately $3.7 billion in Sprint resulting in each holding 43.1 million shares of Class A common stock. Assuming these shares had been issued as of January 1, 1996 and that the related proceeds were used to repay debt or were invested on a temporary basis, Sprint's earnings per share from continuing operations would have decreased from $0.78 per share to $0.75 per share for the quarter ended March 31, 1996.

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

Local Communications Services. The local division is comprised of regulated local exchange carriers (LECs) which serve approximately 6.8 million access lines in 19 states. In addition to furnishing local exchange services, the division provides intraLATA toll service and interLATA access by telephone customers and other carriers to Sprint's local exchange facilities.

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

Sprint Publishing & Advertising along with Centel Directory Company publish and market white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The companies publish approximately 324 directories in 20 states with a circulation of 17.6 million copies.

Joint Ventures. Sprint is a 40 percent partner in Sprint Spectrum LP, a partnership with Tele-Communications Inc. (TCI), Comcast Corporation (Comcast) and Cox Communications, Inc. (Cox) to provide wireless personal communications services (PCS) on a broad geographic basis within the United States.

Sprint is also a partner in Global One, a joint venture with Deutsche Telekom AG
(DT) and France Telecom (FT) to provide seamless global telecommunications services to business, consumer and carrier markets worldwide. The interests of DT and FT in the venture are held by their own joint venture, referred to as Atlas. The operating group serving Europe (excluding France and Germany) is owned one-third by Sprint and two-thirds by Atlas. The operating group for the worldwide activities outside the United States and Europe is owned 50 percent by Sprint and 50 percent by Atlas. Home country markets are served by DT in Germany, FT in France and Sprint in the United States.

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

The new law eliminates regulatory barriers to entry into local telephone markets and imposes several obligations upon incumbent LECs. They must allow local resale without unreasonable restrictions, provide number portability (to the extent technically feasible) and dialing parity, afford access to rights-of-way, establish reciprocal compensation arrangements, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The FCC is presently developing regulations to implement these requirements. Some of Sprint's LECs in rural areas may be exempted from some of these requirements. Many states, including most of the states in which Sprint's LECs operate, allow some competitive entry into the intraLATA long-distance and local service markets. The federal law preempts inconsistent state laws.

The impact of the Act on Sprint is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Act offers opportunities as well as risks. Sprint should benefit from the opportunity to enter additional local telephone markets. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. The risk aspect of local competition is that market shares of Sprint's LECs in their current operating regions (approximately 4 percent of the nation's local phone lines) are likely to decline.

The removal of the long distance restrictions on the RBOCs is not anticipated to have an immediate significant adverse impact on Sprint because of the substantial preconditions that must be met before RBOCs can provide most in-region long distance services. In addition, Sprint could potentially offset losses of long distance customers at the retail level if it is successful in becoming the underlying carrier for resellers (including the RBOCs) entering the long distance market.

Strategic Developments

Global One

On January 31, 1996, Sprint, along with DT and FT, consummated their joint venture, operating as Global One. Upon closing of the agreement, DT and FT acquired shares of a new class of convertible preference stock for a total of $3.0 billion, which resulted in DT and FT each holding approximately 7.5 percent of the Sprint voting power. In April 1996, following the spin-off of Sprint's cellular and wireless communications services division (Cellular), the preference stock was converted into shares of Class A common stock, and DT and FT acquired additional shares of Class A common stock. Following their aggregate investment of approximately $3.7 billion, DT and FT each own shares of Class A common stock with approximately 10 percent of Sprint's voting power.

DT and FT, as the holders of the Class A common stock, have the right in most circumstances to proportionate representation on Sprint's board of directors and to purchase additional shares of Class A common stock from Sprint to enable them to maintain their aggregate ownership level at 20 percent. In addition, the holders of Class A common stock have disapproval rights with respect to Sprint's undertaking certain types of transactions. (See "Part II - Other Information -
Item 2 - Changes in Securities" for additional discussion.) DT and FT have also entered into a standstill agreement with Sprint that contains restrictions on their ability to acquire voting securities of Sprint other than as contemplated by their investment agreement with Sprint and related agreements, as well as customary provisions restricting DT and FT from initiating or participating in any proposal with respect to the control of Sprint.

In connection with the closing of the Global One joint venture, the long distance division contributed certain assets and the related operations of its international business unit to Global One.

Sprint Spectrum

Effective January 31, 1996, Sprint and its partners in Sprint Spectrum LP entered into a series of agreements amending their approach to providing competitive local services. Previously, the four partners had agreed that Sprint Spectrum would provide local telecommunications services on a national basis using the facilities of the cable partners. Under the revised agreements, local offerings in each market will be the subject of individual joint ventures to be negotiated between Sprint and the applicable cable company; however, there can be no assurances that any such joint ventures will be formed.

Spin-off of Cellular

In March 1996, Sprint completed the tax-free spin-off of Cellular to the holders of Sprint common stock. The spin-off was effected by distributing to all holders of Sprint common stock all shares of Cellular common stock at a rate of 1 share of Cellular common stock for every 3 shares of Sprint common stock held. In connection with the spin-off, Cellular repaid $1.4 billion of intercompany debt owed by Cellular to Sprint and its subsidiaries, and Sprint contributed to the equity capital of Cellular approximately $185 million of debt owed by Cellular in excess of the amount repaid. This equity contribution, together with Sprint's previous investments in Cellular, resulted in Sprint's net investment in Cellular aggregating approximately $258 million as of the date of the spin-off.

Results Of Operations

Consolidated

Sprint's two primary divisions -- long distance and local exchange -- generated improved net operating revenues and operating income in the 1996 first quarter as compared to the 1995 first quarter. The long distance division generated a 17 percent growth in traffic volumes over the first quarter of 1995 and the number of access lines served by the local division grew 5.1 percent during the past 12 months.

Consolidated net operating revenues for the 1996 first quarter were $3.4 billion, a nearly 10 percent increase over net operating revenues of $3.1 billion for the 1995 first quarter. For the 1996 first quarter, income from continuing operations was $312 million, or $0.78 per share, compared with $225 million, or $0.64 per share, for the 1995 first quarter.



Long Distance Communications Services

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                           March 31,                          Variance
                                             ---------------------------------- ----------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                       $      2,001.5    $     1,752.5    $        249.0          14.2%

Operating expenses
   Interconnection                                    892.7            762.2             130.5          17.1%
   Operations                                         259.3            244.7              14.6           6.0%
   Selling, general and administrative                470.5            451.0              19.5           4.3%
   Depreciation and amortization                      152.7            141.0              11.7           8.3%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            1,775.2          1,598.9             176.3          11.0%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        226.3    $       153.6    $         72.7          47.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       11.3%             8.8%
                                             --- ------------- -- -------------


On January 31, 1996, the long distance division contributed certain assets and the related operations of its international business unit to Global One. Accordingly, the operating results of such international operations are reflected in the long distance division's operating results only through the date of contribution. Assuming the contribution of these international operations to Global One had occurred on January 1, 1995, it is estimated that 1996 first quarter operating income would have increased approximately 36 percent from the comparable 1995 period, and that related operating margins would have increased to 11.8 percent in 1996 as compared to 10.0 percent in 1995.

Net operating revenues for the 1996 first quarter increased 14 percent over the comparable 1995 period, while traffic volumes increased 17 percent. Revenue growth for the 1996 first quarter reflects strong performance in the international, residential, data services, and business markets. The international market experienced strong growth, primarily due to marketing initiatives and the related extension of various simplified calling plans to the international market. Growth in the residential market reflects the continuing success of Sprint Sense (sm), a flat rate calling plan, while growth in the data services market reflects continued growth in demand and expanded service offerings. The large business market continued to experience growth in "800" and private line services. The small business market, which had experienced revenue declines during 1995, produced increased net operating revenues in the 1996 first quarter relative to the comparable 1995 period, generally reflecting the introduction of the Fridays Free (sm) calling plan. The contribution of international operations to Global One resulted in a reduction of revenue, as customers of such operations became Global One customers, and Global One traffic carried by the division is now priced on a wholesale, rather than retail, basis. Assuming the contribution of the international operations to Global One had occurred as of January 1, 1995, it is estimated that the division's net operating revenues for the 1996 first quarter would have increased approximately 15 percent over the comparable 1995 period.

Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers, and foreign telephone companies for the completion of calls made by the division's domestic customers. Interconnection costs, which were not significantly affected by the contribution of certain international operations to Global One, increased in the 1996 first quarter relative to the comparable 1995 period primarily as a result of growth in traffic volumes. As a percentage of net operating revenues, interconnection costs were 44.6 percent in 1996 compared to 43.5 percent in 1995. This increase reflects changes in revenue mix, particularly the growth in international traffic, as well as the impact of the revenue reduction associated with the contribution of international operations to Global One, as discussed above. This increase also reflects the impact of the Fridays Free (sm) calling plan, as interconnection costs are incurred without associated revenues. These factors were partially offset by reduced costs of connecting to networks both domestically and internationally. Assuming the contribution of the international operations to Global One had occurred as of January 1, 1995, it is estimated that 1996 first quarter interconnection costs would have been approximately 45.1 percent of net operating revenues, compared to 44.5 percent in the comparable 1995 period.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data systems sales. Operations costs for the 1996 first quarter increased $15 million from the comparable 1995 period primarily due to increased costs associated with growth within the data services market. Such increases were partially offset by the impact of contributing certain international operations to Global One. Assuming the contribution had occurred as of January 1, 1995, it is estimated that the division's operations expense for the 1996 first quarter would have increased approximately 14 percent over the comparable 1995 period.

Selling, general and administrative (SG&A) expenses for the 1996 first quarter increased $20 million from the comparable 1995 period, generally reflecting the overall growth in the division's operating activities. These increases were generally due to costs associated with advertising and marketing efforts which continue to be important in the intensely competitive long distance market. Such increases were partially offset by the impact of contributing certain international operations to Global One. Assuming this contribution had occurred as of January 1, 1995, it is estimated that, as a percentage of net operating revenues, SG&A expenses would have been 23.3 percent and 25.3 percent for the first quarters of 1996 and 1995, respectively. This decrease in the relative pro forma SG&A expense levels reflects the division's continued focus on cost containment and sales productivity. This decrease also reflects $6 million of expenses incurred in the 1995 first quarter associated with a reduction in the division's work force.

The increase in depreciation and amortization expense in the 1996 first quarter relative to the comparable 1995 period was generally due to an increase in the asset base in support of data revenue growth and improved transport capacity resulting from the deployment of the synchronous optical network (SONET). Depreciation and amortization expense was minimally affected by the contribution to Global One of depreciable assets of certain international operations with an aggregate net book value of approximately $116 million.



Local Communications Services

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                           March 31,                          Variance
                                             ---------------------------------- ----------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                             $        496.9    $       453.6    $         43.3           9.5%
   Network access                                     460.0            411.3              48.7          11.8%
   Toll service                                       113.5            122.6              (9.1)         (7.4)%
   Other                                              170.2            153.4              16.8          11.0%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                        1,240.6          1,140.9              99.7           8.7%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                   330.9            333.7              (2.8)         (0.8)%
   Depreciation and amortization                      226.1            207.2              18.9           9.1%
   Customer operations                                153.4            141.2              12.2           8.6%
   Other                                              197.8            188.3               9.5           5.0%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              908.2            870.4              37.8           4.3%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        332.4    $       270.5    $         61.9          22.9%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       26.8%            23.7%
                                             --- ------------- -- -------------


Sprint adopted accounting principles for a competitive marketplace effective December 31, 1995 and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to its local division. The primary effects of Sprint's discontinued application of SFAS No. 71 were that certain accumulated depreciation balances were increased, plant asset lives were shortened from regulator-prescribed lives to estimated economic lives, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, and the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71 but which would not have been recognized as such by enterprises in general were eliminated from the consolidated balance sheet. Sprint does not expect the discontinued application of SFAS No. 71 to have a significant impact on 1996 operating results.

Alternative regulation now exists in six states in which the division operates, impacting approximately 46 percent of its access lines. Effective January 1, 1996, Sprint's operations in Florida, which represent approximately 25 percent of its access lines, changed from rate of return regulation to price regulation. At the same time, the Florida local markets were opened to competition.
Effective in June 1996, North Carolina, which represents an additional 18 percent of the division's access lines, will also adopt alternative regulation. It is anticipated that approximately 70 percent of the division's access lines will be under some form of price regulation by the end of 1996. This shift from rate of return regulation to various forms of alternative regulation is resulting in the recognition of seasonal trends in the division's revenues.

The division's net operating revenues for the 1996 first quarter increased 9 percent over the comparable 1995 period. Growth in local service revenues reflects continued increases in the number of access lines served and growth in higher-margin advanced network services. The number of access lines served grew
5.1 percent during the past twelve months.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of increased traffic volumes, a portion of which is due to a migration of traffic related to toll service revenues as described below. The increased traffic volume was also affected by strong economic conditions in many of Sprint's operating territories coupled with the harsh 1996 winter season experienced on the east coast. The increased revenues also reflect the impact of the FCC's new interim interstate price caps plan which became effective on August 1, 1995. Under the new plan, the local division adopted a rate formula based on the maximum productivity factors that effectively removed the earnings cap on the division's interstate access revenues. Interstate access revenues comprise approximately 60 percent of the division's network access revenues.

Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 7 percent. This decrease primarily reflects increased competition in the intrastate long distance markets as interexchange long distance carriers are now offering intraLATA long distance service in certain states. While toll service revenues have declined as a result of this increased competition, this reduction has been partially recovered through an increase in network access revenues resulting from additional use of the local network by interexchange long distance carriers.

Other revenues, including revenues from directory publishing fees, billing and collection services and sales of telecommunications equipment, increased 11 percent, generally due to growth in equipment sales.

Plant operations expense includes network operations; repair and maintenance costs of property, plant and equipment; and other costs associated with the provision of local exchange services. Plant operations expense decreased slightly in the 1996 first quarter from the comparable 1995 period. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, resulting in a decrease in plant operations expense. Partially offsetting this decrease was an increase in the costs of providing services resulting from access line growth.

The increase in depreciation and amortization expense for the 1996 first quarter relative to the comparable 1995 period was generally due to the amortization of switch software costs which are now being capitalized. Throughout 1996, this amortization is expected to substantially offset the related decrease in plant operations expense discussed above. Accordingly, the annual impact on operations resulting from the capitalization of switch software is not expected to be significant. Additionally, the impact of shortened asset lives resulting from the discontinued application of SFAS No. 71 is not expected to have a significant effect on 1996 operating results.

Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. Customer operations expense increased $12 million in the 1996 first quarter compared to the 1995 first quarter primarily due to increased marketing costs to promote new products and services and increased costs associated with the overall growth in access lines.

Other operating expenses increased $10 million in the 1996 first quarter over the comparable 1995 period, primarily due to the growth in equipment sales.



Product Distribution and Directory Publishing Businesses

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                           March 31,                          Variance
                                             ---------------------------------- ----------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                       $        289.7    $       277.3    $         12.4           4.5%

Operating expenses
   Costs of services and products                     241.8            235.0               6.8           2.9%
   Selling, general and administrative                 22.0             21.8               0.2           0.9%
   Depreciation and amortization                        1.8              1.8              --             -- %
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              265.6            258.6               7.0           2.7%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         24.1    $        18.7    $          5.4          28.9%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                        8.3%             6.7%
                                             --- ------------- -- -------------


North Supply, Sprint's product distribution subsidiary, had net operating revenues of $210 million for the 1996 first quarter, increasing $4 million from the comparable 1995 period due to growth in sales to non-affiliates from $120 million for the 1995 first quarter to $125 million for the 1996 first quarter. North Supply's costs of services and products increased from $177 million for the 1995 first quarter to $179 million for the 1996 first quarter.

Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $80 million and $71 million for the first quarters of 1996 and 1995, respectively. Sprint Publishing & Advertising's costs of services and products for the first quarters of 1996 and 1995 were $63 million and $58 million, respectively.

Non-Operating Items

Interest Expense

Interest expense related to continuing operations for the 1996 first quarter totaled $48 million compared to $68 million in the comparable 1995 period. Interest expense related to the operations of Cellular totaled $21 million and $31 million for the first quarters of 1996 and 1995, respectively, and is included in discontinued operations in the accompanying Consolidated Statements of Income. Sprint's average debt outstanding, including the debt incurred to fund intercompany advances to Cellular prior to the spin-off, decreased by $1.4 billion from the 1995 first quarter to the 1996 first quarter primarily due to repayments funded by the cash received from DT and FT for their purchase of convertible preference stock as well as the cash received from Cellular for repayment of intercompany debt upon completion of Sprint's spin-off of Cellular. Sprint's effective interest rate increased 189 basis points for the 1996 first quarter compared to the 1995 first quarter generally due to the significant decrease in short-term borrowings as a percent of total borrowings. Sprint's reported interest expense reflects the capitalization of interest costs on borrowings associated with Sprint's investment in Sprint Spectrum. Sprint capitalized interest costs of $24 million and $4 million during the first quarters of 1996 and 1995, respectively.



Other Expense, Net

The components of other expense, net are as follows (in millions):

                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Equity in loss of Sprint Spectrum                                               $        (17.3)   $        (1.3)
Equity in loss of Global One and related venture costs                                   (15.2)            (2.1)
Loss on sales of accounts receivable                                                      (4.2)            (9.8)
Dividend and interest income                                                              12.4              3.0
Other                                                                                      3.4            (10.3)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Total other expense, net                                                        $        (20.9)   $       (20.5)
                                                                                --- ------------- -- -------------


The increased losses related to Sprint Spectrum and Global One were primarily due to increased activities following the respective commencements of these ventures. The decrease in loss on sales of accounts receivable reflects the termination of an accounts receivable sales agreement during the 1996 first quarter. The increase in dividend and interest income reflects the interest income on the net invested cash received from DT, FT, and Cellular.

Income Tax Provision

See Note 4 of Condensed Notes to Consolidated Financial Statements for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's financial condition at March 31, 1996 compared to December 31, 1995 generally reflects the completion of strategic initiatives during the 1996 first quarter. Cash received from the investment in Sprint by DT and FT and the repayment of intercompany debt by Cellular was used to reduce short-term and long-term debt and to terminate an accounts receivable sales agreement, with remaining proceeds being invested on a temporary basis. As a result, Sprint's debt-to-capital ratio improved to 31.7 percent at March 31, 1996 compared to
54.8 percent at December 31, 1995.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Cash flows from the operating activities of Sprint's continuing operations were $143 million during the 1996 first quarter, compared to $619 million during the 1995 first quarter. During the 1996 first quarter, Sprint terminated an accounts receivable sales agreement, resulting in a $600 million increase in accounts receivable. Such termination was funded by the investment in Sprint by DT and FT and the repayment of intercompany debt by Cellular. Excluding the effect of this change, cash flows from operating activities increased $124 million, generally reflecting improved operating results in all divisions.

Cash Flows - Investing Activities

Investing activities of Sprint's continuing operations used cash of $577 million and $573 million during the first quarters of 1996 and 1995, respectively. Capital expenditures were $479 million and $406 million during the first quarters of 1996 and 1995, respectively. Long distance capital expenditures totaled $143 million for the 1996 first quarter compared to $149 million for the same period in 1995. The 1996 expenditures were incurred primarily to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased demand for data-related services. Capital expenditures for the local division totaled $328 million for the 1996 first quarter compared to $250 million for the same period in 1995. In conjunction with the December 31, 1995 adoption of accounting principles for a competitive marketplace, the local division is now capitalizing switch software costs which had previously been expensed as incurred. Such capitalized software costs totaled $31 million in the 1996 first quarter. The remainder of the 1996 expenditures were made to accommodate access line growth and to expand the division's capabilities for providing enhanced telecommunications services.

During the first quarters of 1996 and 1995, Sprint contributed $45 million and $162 million, respectively, to Sprint Spectrum. The 1996 contribution was used to fund Sprint's portion of Sprint Spectrum's capital and operating requirements, while the 1995 amount was used to fund Sprint's portion of a partial payment to the FCC for licenses acquired in the PCS auction and to fund Sprint's portion of the venture's acquisition of a limited partnership interest in American Personal Communications, which operates the nation's first broadband PCS system in the Washington D.C. metropolitan area.

In conjunction with the spin-off of Cellular in March 1996, Sprint received $1.4 billion from Cellular as repayment of intercompany advances. Prior to the spin-off, Cellular's investing activities required net cash of $141 million, primarily for the acquisition of additional cellular properties and for capital expenditures.

Cash Flows - Financing Activities

Financing activities provided cash of $767 million and $33 million in the first quarters of 1996 and 1995, respectively. At the time of the closing of the Global One joint venture agreement in January 1996, DT and FT acquired shares of a new class of convertible preference stock for a total of $3.0 billion. These proceeds, together with the $1.4 billion received from Cellular as discussed above, were used to reduce outstanding debt and to terminate an accounts receivable sales agreement, with remaining proceeds being invested on a temporary basis.

Financing activities during 1995 generally reflect debt issued in order to fund commitments associated with Sprint Spectrum.

Capital Requirements

During 1996, Sprint anticipates funding annual capital expenditures of approximately $2.0 billion and annual dividends of approximately $430 million with cash flows from operating activities (excluding the impact of the termination of the accounts receivable sales agreement).

In April 1996, Sprint received approximately $660 million from the additional investment in Class A common stock by DT and FT. These proceeds, together with remaining proceeds from the initial investment by DT and FT and the repayment of intercompany debt by Cellular, will be used to fund an estimated $450 million to $550 million of remaining 1996 commitments associated with Sprint Spectrum and to continue to reduce outstanding debt. Additionally, the Sprint Board of Directors has authorized the repurchase of up to 10 million shares of Sprint common stock. The shares may be repurchased on the open market from time to time at management's discretion. Any repurchased shares will be held as treasury stock and will be used primarily for employee benefit programs and other general corporate purposes.

Liquidity

As of March 31, 1996, Sprint had the ability to borrow $1.5 billion under revolving credit agreements with syndicates of domestic and international banks. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.0 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of March 31, 1996, Sprint had borrowing capacity of approximately $11.3 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from a revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $2.0 billion of Sprint's $2.7 billion consolidated retained earnings were effectively restricted from the payment of dividends as of March 31, 1996.

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

                                                               PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended March 31, 1996.

Item 2.  Changes in Securities

         Charter Amendments

         The amendments to the Articles of Incorporation of Sprint approved by its shareholders in connection with the investment in Sprint by FT and DT (see "Item 4 - Submission of Matters to a Vote of Security Holders - Special Meeting" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Developments - Global One") increased the authorized common stock of Sprint to 1 billion shares and authorized 500 million shares each of two new classes of stock, Class A common stock and Class A preference stock (the convertible preference stock).

         The holders of the Class A common stock are entitled to receive dividends in an amount per share equal to the per share amount of any dividend paid on Sprint common stock, payable on the same date of payment as the corresponding dividend on the Sprint common stock. Dividends on the convertible preference stock are paid in preference to dividends on Sprint common stock but after payment of dividends to holders of Sprint's Preferred Stock-First Series, Convertible (First Series Preferred), Preferred Stock-Second Series, Convertible (Second Series Preferred) and Preferred Stock-Fifth Series (Fifth Series Preferred).

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of Sprint, the holders of Class A common stock and the holders of Sprint common stock share ratably in any assets remaining after payment of the debts and other liabilities of Sprint, including the liquidation preferences of any existing series of preferred or preference stock then outstanding. The First Series Preferred, the Second Series Preferred and the Fifth Series Preferred are entitled to receive their liquidation preferences before any distributions are made to the holders of the convertible preference stock.

         The holders of Class A common stock and convertible preference stock (together, the Class A Stock) have certain class voting rights, including the right to elect their own directors to the Sprint board of directors and to disapprove certain transactions, as well as general voting rights.

         As a general rule, the holders of Class A Stock are entitled to representation on the Sprint board equal to the percent of Sprint voting power owned by them, rounded up or down to the nearer whole number of directors. In addition, for as long as it is necessary in order to allow FT and DT to receive certain benefits under relevant tax treaties between the United States and France and between the United States and Germany, respectively, the holders of Class A Stock are entitled to elect not less than 20 percent of the members of the Sprint board at any time when their actual percentage of Sprint voting power is at least 20 percent. If the holders of Class A Stock are entitled to elect a number of additional directors which exceeds the number of vacancies on the Sprint board, the total number of directors on the Sprint board will automatically increase to such number as is necessary to enable the holders of the Class A Stock to elect the number of additional directors to which they are entitled. Sprint is required to limit the number of non-US directors who are not designated by the holders of Class A Stock if necessary in order to permit the holders of Class A Stock under applicable law to have the representation on the Sprint board to which they are entitled.

         Until January 31, 1998, Sprint may not undertake certain transactions, including certain divestitures, acquisitions and mergers and the declaration of certain extraordinary cash dividends or distributions to shareholders, if disapproved by the holders of Class A Stock. As long as any shares of Class A Stock are outstanding, the holders of Class A Stock are entitled to disapprove any amendment to the Articles or Bylaws of Sprint that would adversely affect their rights, any issuance by Sprint of capital stock or debt with more than one vote per share or otherwise having supervoting powers, or any business combination or merger involving Sprint unless certain of their rights are preserved. In addition, for a period of time holders of Class A Stock have certain disapproval rights relating to the sale by Sprint of long distance assets and transactions that would result in certain competitors of FT, DT and Global One owning 10 percent or more of the outstanding Sprint voting power. If Sprint determines to effect certain types of transactions involving a change of control of Sprint, it must conduct such transactions in accordance with reasonable procedures to be determined by Sprint's board and permit FT and DT to participate in that process on a basis no less favorable than that granted to any other participant.

         Both the Articles of Incorporation and Bylaws require that the holders of a majority of the Class A Stock, voting separately as a class, must approve any amendment of the Bylaws relating to the calling of meetings of shareholders, procedures for the nomination of directors, procedures regarding shareholder proposals, the votes represented by each share of Sprint voting securities in the election of directors, the quorum for the transaction of business at shareholder meetings, notice of meetings of the Sprint board and committees of the Sprint board, the quorum for the transaction of business at meetings of the Sprint board, indemnification of officers and directors, the composition and quorum required for the Executive Committee of the Sprint board, the composition of other committees of the Sprint board, the declaration of dividends out of the net income or earned surplus of Sprint, and the amendment of the Bylaws.

         The amendments to the Articles of Incorporation added provisions permitting the redemption of shares of Sprint common stock held by aliens if necessary to comply with the foreign ownership limitations set forth in Section 310 of the U.S. Communications Act of 1934, as amended. The provisions permit Sprint common stock to be redeemed at a price equal to the fair market value of the shares, except that the redemption price in respect of shares purchased by any alien after November 21, 1995 and within one year of the redemption date would not (unless otherwise determined by the Sprint board of directors) exceed the purchase price paid for such shares by such person.

         The provisions in Article Eight of Sprint's Articles of Incorporation, which prohibit Sprint from purchasing its own equity securities from an owner of 5 percent or more of such equity securities (if any of the securities have been held for less than two years) at a premium over market price unless Sprint either (1) obtains the approval of the holders of a majority of the shares of Sprint's outstanding voting stock (excluding the shares held by the 5 percent security holder) or
         (2) makes a tender or exchange offer to purchase securities of the same class on the same terms to all holders of such equity securities, were amended to provide that the approval of shareholders other than DT, FT and their affiliates which would otherwise be required by such provisions will not be required in connection with purchases, redemptions or other acquisitions by Sprint of Sprint capital stock held by DT, FT and certain of their designated subsidiaries or other qualified holders pursuant to the investment agreements with FT and DT and the Articles of Incorporation.

         Bylaw Amendments

         The amendments to the Bylaws of Sprint approved by its shareholders added an advance notice provision requiring shareholder proposals to be delivered to the Corporate Secretary of Sprint not less than fifty nor more than seventy-five days prior to a meeting of shareholders in order to be eligible for presentation at such meeting (unless less than 65 days' notice or prior disclosure of the date of the meeting is given to shareholders, in which event the notice to the Corporate Secretary must be received no later than the close of business on the 15th day following the day on which notice of the date of the meeting was mailed or public disclosure was made, whichever is the first to occur). The Bylaw amendments also eliminated the requirement that notice advising of each specific amendment of the Bylaws by the Sprint board be given to each shareholder having voting rights within 30 days after the date of such amendment.

         Second Series Preferred Conversion Rate

         As a result of the distribution of the common stock of Cellular to the holders of Sprint common stock, the conversion rate at which shares of the Second Series Preferred are convertible into Sprint common stock was adjusted as provided by the Articles of Incorporation. Prior to the distribution, the Second Series Preferred was convertible at the rate of 2.5 shares of Sprint common stock for each share of Second Series Preferred. Following the distribution, the Second Series Preferred is convertible at the rate of 3.09 shares of Sprint common stock for each share of Second Series Preferred.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         Special Meeting

         On January 29, 1996, Sprint held a Special Meeting of Shareholders to vote on three proposals relating to the investment in Sprint by DT and FT (see "Management's Discussion and Analysis of Financial Condition and Results of Operations. - Strategic Developments - Global One" (page
         10) for further discussion related to this investment). The shareholders approved all three proposals.

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


         Annual Meeting

         On April 16, 1996, Sprint held its Annual Meeting of Shareholders. In addition to the election of three Class I Directors to serve for a term of three years, the shareholders approved the appointment of Ernst & Young LLP as independent auditors for Sprint and did not approve two shareholder proposals.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                              For                 Withheld
            ------------------------- ---------------------- -------------------

            DuBose Ausley                   278,163,741           6,633,138
            Warren L. Batts                 277,676,488           7,120,391
            Donald J. Hall                  278,190,319           6,606,560

         The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 1996:

                   For                                          343,507,092
                   Against                                        1,717,581
                   Abstain                                        1,168,789

         The following votes were cast with respect to a shareholder proposal requesting that the Board of Directors of Sprint refrain from providing retirement benefits to non-employee directors unless such benefits are submitted to the shareholders for approval:

                   For                                          109,533,746
                   Against                                      205,206,736
                   Abstain                                        3,883,625
                   Broker non-votes                              27,769,355

         The following votes were cast with respect to a shareholder proposal regarding the adoption of a bylaw establishing a Stockholder Advisory Committee to review the business and affairs of the corporation:

                   For                                           20,597,772
                   Against                                      292,413,720
                   Abstain                                        5,632,668
                   Broker non-votes                              27,749,302

Item 5.  Other Information

         Sprint's ratios of earnings to fixed charges were 5.71 and 4.42 for the three months ended March 31, 1996 and 1995, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income from continuing operations less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         (3)      Articles of Incorporation and Bylaws:

                  (a)    Articles of Incorporation, as amended.

                  (b)    Bylaws,  as  amended  (filed  as  Exhibit  4B to Sprint
                         Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

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

         (10)     Executive Compensation Plans and Arrangements

                  (h) Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers.


         (11)     Computation of Earnings Per Common Share.

         (12)     Computation of Ratio of Earnings to Fixed Charges.

         (27)     Financial Data Schedules:

                  (a)    March 31, 1996 Financial Data Schedule.

                  (b)    December 31, 1995 Restated Financial Data Schedule.

                  (c)    March 31, 1995 Restated Financial Data Schedule.

     (b) Reports on Form 8-K.

         Sprint filed a Current Report on Form 8-K dated January 31, 1996 in which it reported the investment of $3.0 billion in Sprint by DT and FT and the consummation of the global venture with DT and FT (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Developments - Global One" (page 10) for further discussion). It also reported that Sprint, TCI, Comcast and Cox had entered into a series of agreements amending in certain respects their previously announced joint venture to engage in the communications business (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Developments
         - Sprint Spectrum" (page 11) for further discussion).

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


Dated:  May 14, 1996

                                  EXHIBIT INDEX


EXHIBIT
NUMBER

         (3)      Articles of Incorporation and Bylaws:

                  (a)    Articles of Incorporation, as amended.

                  (b)    Bylaws,  as  amended  (filed  as  Exhibit  4B to Sprint
                         Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

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

EXHIBIT
NUMBER

         (10)     Material Agreements - Joint Ventures (continued):

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

         (10)     Executive Compensation Plans and Arrangements

                  (h) Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers.


         (11)     Computation of Earnings Per Common Share.

         (12)     Computation of Ratio of Earnings to Fixed Charges.

         (27)     Financial Data Schedules:

                  (a)    March 31, 1996 Financial Data Schedule.

                  (b)    December 31, 1995 Restated Financial Data Schedule.

                  (c)    March 31, 1995 Restated Financial Data Schedule.