Form 10-Q
period 1996-06-30
SPRINT CORP
filed 1996-08-13
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1996
                               ----------------------------------

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

        P.O. Box 11315, Kansas City, Missouri 64112
- --------------------------------------------------------------------------------
         (Address of principal executive offices)

                     (913) 624-3000
- --------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

SHARES OF STOCK OUTSTANDING AT JUNE 30, 1996:
         COMMON STOCK                       344,275,192
         CLASS A COMMON STOCK                86,236,036

                               SPRINT CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements                                                        1 - 8

                       Consolidated Balance Sheets                                                1 - 2

                       Consolidated Statements of Income                                            3

                       Consolidated Statements of Cash Flows                                        4

                       Consolidated Statements of Common Stock and Other Shareholders'
                           Equity                                                                   5

                        Condensed Notes to Consolidated Financial Statements                      6 - 8

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                       9 - 22

Part II - Other Information

             Item 1.  Legal Proceedings                                                             23

             Item 2.  Changes in Securities                                                         23

             Item 3.  Defaults Upon Senior Securities                                               23

             Item 4.  Submission of Matters to a Vote of Security Holders                        23 - 24

             Item 5.  Other Information                                                             24

             Item 6.  Exhibits and Reports on Form 8-K                                              24

Signature                                                                                           25

Exhibits




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                                                 As of                  As of
                                                                               June 30,             December 31,
                                                                                 1996                   1995
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash and equivalents                                                $             1,756.6  $              124.2
   Accounts receivable, net of allowance for doubtful accounts of
     $123.4 million ($125.8 million in 1995)                                         2,297.8               1,523.7
   Receivable from cellular division                                                    --                 1,400.0
   Inventories                                                                         197.2                 171.0
   Prepaid expenses                                                                    167.8                 166.6
   Other                                                                               226.9                 233.9
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
   Total current assets                                                              4,646.3               3,619.4

Investments in equity securities                                                       272.8                 262.9

Property, plant and equipment
   Long distance communications services                                             6,963.3               6,773.7
   Local communications services                                                    13,062.6              12,603.1
   Other                                                                               541.4                 539.1
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                    20,567.3              19,915.9
   Less accumulated depreciation                                                    10,771.2              10,200.1
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                     9,796.1               9,715.8

Investments in affiliates                                                            1,381.6               1,130.1
Net investment in cellular division                                                     --                   106.9
Other assets                                                                           359.7                 360.8
- ---------------------------------------------------------------------- --- ------------------ --- ------------------

                                                                       $            16,456.5  $           15,195.9
                                                                       --- ------------------ --- ------------------




See accompanying condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  (In Millions)


                                                                                 As of                  As of
                                                                                June 30,            December 31,
                                                                                  1996                  1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                $                95.3  $               280.4
   Short-term borrowings                                                               200.0                2,144.0
   Accounts payable                                                                    830.5                  938.9
   Accrued interconnection costs                                                       756.2                  617.7
   Accrued taxes                                                                       207.4                  235.5
   Advance billings                                                                    190.6                  202.9
   Other                                                                               708.1                  722.7
- ---------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         2,988.1                5,142.1

Long-term debt                                                                       3,159.0                3,253.0

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                    820.5                  843.4
   Postretirement and other benefit obligations                                        904.0                  889.3
   Other                                                                               353.8                  393.0
- ---------------------------------------------------------------------------------------------------------------------
                                                                                     2,078.3                2,125.7

Redeemable preferred stock                                                              14.1                   32.5

Common stock and other shareholders' equity
   Common stock,  par value  $2.50 per share,  authorized  1.0  billion  shares, issued 350.3 million (349.2 million in 1995) and
     outstanding 344.3 million (349.2 million in 1995)                                 875.8                  872.9
   Capital in excess of par or stated value                                            969.6                  956.5
   Class A common  stock,  par value  $2.50 per share,  authorized  500  million
     shares, issued and outstanding 86.2 million shares                              3,652.3                   --
   Retained earnings                                                                 2,926.3                2,766.5
   Treasury stock, at cost, 6.0 million shares                                        (249.1)                  --
   Other                                                                                42.1                   46.7
- ---------------------------------------------------------------------------------------------------------------------
                                                                                     8,217.0                4,642.6
- ---------------------------------------------------------------------------------------------------------------------

                                                                       $            16,456.5  $            15,195.9
                                                                       ----------------------------------------------




See accompanying condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In Millions, Except Per Share Data)


                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                             ---------------------------------- ----------------------------------
                                                     1996             1995              1996             1995
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net operating revenues                       $       3,506.4   $      3,142.1   $       6,878.3   $      6,221.2

Operating expenses
   Costs of services and products                    1,765.8          1,606.7           3,437.0          3,188.3
   Selling, general and administrative                 762.9            714.1           1,497.5          1,408.8
   Depreciation and amortization                       396.8            359.5             788.0            719.5
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                          2,925.5          2,680.3           5,722.5          5,316.6
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating income                                       580.9            461.8           1,155.8            904.6

Interest expense                                       (49.5)           (69.0)            (97.2)          (137.2)
Other expense, net                                     (23.0)           (13.9)            (43.9)           (34.4)
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income from continuing operations before
   income taxes                                        508.4            378.9           1,014.7            733.0

Income tax provision                                  (191.9)          (135.7)           (386.0)          (265.1)
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Income from continuing operations                      316.5            243.2             628.7            467.9
Discontinued operations, net                             0.3              2.5              (2.6)             2.1
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net income                                             316.8            245.7             626.1            470.0

Preferred stock dividends                               (0.3)            (0.6)             (0.8)            (1.3)
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Earnings applicable to common stock          $         316.5   $        245.1   $         625.3   $        468.7
                                             --- ------------- -- ------------- --- ------------- -- -------------

Earnings per common share
   Continuing operations                     $          0.73   $         0.69   $          1.51   $         1.33
   Discontinued operations                              --               0.01             (0.01)            0.01
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total                                        $          0.73   $         0.70   $          1.50   $         1.34
                                             --- ------------- -- ------------- --- ------------- -- -------------

Weighted average number of common shares
                                                       434.1            350.2             417.2            349.6
                                             --- ------------- -- ------------- --- ------------- -- -------------

Dividends per common share                   $          0.25   $         0.25   $          0.50   $         0.50
                                             --- ------------- -- ------------- --- ------------- -- -------------




See accompanying condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                    ------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Operating activities
Net income                                                                      $        626.1    $       470.0
   Adjustments to reconcile net income to net cash provided by operating activities
   Discontinued operations, net                                                            2.6             (2.1)
   Equity in net loss of affiliates                                                       93.4              2.1
   Depreciation and amortization                                                         788.0            719.5
   Deferred income taxes and investment tax credits                                      (32.4)           (30.8)
   Changes in operating assets and liabilities
     Accounts receivable, net                                                           (816.4)           (35.3)
     Inventories and other current assets                                                 45.0             (5.7)
     Accounts payable and other current liabilities                                      (15.1)          (130.8)
     Noncurrent assets and liabilities, net                                              (27.8)           109.0
   Other, net                                                                            (26.3)             6.4
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by continuing operations                                               637.1          1,102.3
Net cash provided (used) by cellular division                                             (0.2)            82.7
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                                636.9          1,185.0
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Investing activities
Capital expenditures                                                                  (1,001.1)          (889.8)
Investments in affiliates                                                               (243.1)          (890.1)
Other, net                                                                                 4.4              7.8
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by continuing operations                                                (1,239.8)        (1,772.1)
Repayment of intercompany advances by cellular division                                1,400.0             --
Net investing activities of cellular division                                           (140.7)          (182.3)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by investing activities                                          19.5         (1,954.4)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Financing activities
Proceeds from long-term debt                                                               6.3            209.8
Retirements of long-term debt                                                           (256.3)          (226.2)
Net increase (decrease) in notes payable and commercial paper                         (1,986.8)         1,144.6
Proceeds from Class A common stock issued                                              3,661.3             --
Proceeds from common stock issued                                                         27.2              3.2
Redemption of preferred stock                                                            (18.4)            (2.5)
Dividends paid                                                                          (195.7)          (175.6)
Purchase of treasury stock                                                              (278.6)            --
Other, net                                                                                17.0            (12.4)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by financing activities                                                976.0            940.9
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Increase in cash and equivalents                                                       1,632.4            171.5

Cash and equivalents at beginning of period                                              124.2            113.7
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and equivalents at end of period                                           $      1,756.6    $       285.2
                                                                                --- ------------- -- -------------


See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                   CONSOLIDATED STATEMENTS OF COMMON STOCK AND
                     OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                                  (In Millions)


Six Months Ended June 30, 1996
- ---------------------------------------------------------------------------------------------------------------------
                                           Capital in
                                            Excess of
                                             Par or      Class A
                               Common        Stated      Common      Retained      Treasury
                                 Stock        Value        Stock      Earnings       Stock      Other       Total
- ---------------------------------------------------------------------------------------------------------------------

Balance as of
   January 1, 1996           $     872.9  $     956.5  $      --   $   2,766.5  $      --    $   46.7   $  4,642.6

Net income                          --           --           --         626.1         --        --          626.1
Common stock dividends              --           --           --        (173.9)        --        --         (173.9)
Preference stock dividends          --           --           --         (31.8)        --        --          (31.8)
Preferred stock dividends           --           --           --          (0.8)        --        --           (0.8)
Common stock issued                  2.6         16.9         --          --           --        --           19.5
Class A common stock issued         --           --        3,652.3        --           --        --        3,652.3
Change in unrealized
   holding gains, net               --           --           --          --           --        (6.4)        (6.4)
Spin-off of cellular
   division                         --           --           --        (259.1)        --        --         (259.1)
Purchase of treasury stock          --           --           --          --         (281.2)     --         (281.2)
Treasury stock issued               --          (12.5)        --          --           32.1      --           19.6
Other, net                           0.3          8.7         --          (0.7)        --         1.8         10.1
- ---------------------------------------------------------------------------------------------------------------------

Balance as of
   June 30, 1996             $     875.8  $     969.6  $   3,652.3 $   2,926.3  $    (249.1) $   42.1   $  8,217.0
                             ----------------------------------------------------------------------------------------




See accompanying condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.
                               SPRINT CORPORATION
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 1996 and 1995


The information contained in this Form 10-Q for the three and six-month interim periods ended June 30, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.


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

The prior periods' financial statements have been restated to reflect Sprint's spin-off of its cellular and wireless communications services division (Cellular) (see Note 2). The operating results, net assets and cash flows of Cellular are separately classified as discontinued operations and are excluded from amounts reported for the continuing operations of Sprint. Intercompany transactions with Cellular and its subsidiaries, which were previously eliminated in consolidation, are now reflected in Sprint's consolidated financial statements.

Certain other amounts previously reported for the prior periods have been reclassified to conform to the current periods' presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

During 1995, Sprint determined that its local communications services division no longer met the criteria necessary for the continued application of the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, effective December 31, 1995, Sprint adopted accounting principles for a competitive marketplace for its local division. In accordance with SFAS No. 71, revenues and related net income of nonregulated operations attributable to intercompany transactions with Sprint's regulated telephone companies were not eliminated in the prior periods' consolidated financial statements. Intercompany revenues of such entities amounted to $74 million and $145 million for the three and six months ended June 30, 1995, respectively. In conjunction with the adoption of accounting principles for a competitive marketplace, such intercompany amounts are eliminated beginning in 1996. All other significant intercompany transactions in 1996 and 1995 have been eliminated.

2.  Spin-off of Cellular Division

In March 1996, Sprint completed the tax-free spin-off of Cellular to the holders of Sprint common stock. The spin-off was effected by distributing to all holders of Sprint common stock all shares of Cellular common stock at a rate of 1 share of Cellular common stock for every 3 shares of Sprint common stock held. In connection with the spin-off, Cellular repaid $1.4 billion of intercompany debt owed by Cellular to Sprint and its subsidiaries, and Sprint contributed to the equity capital of Cellular approximately $185 million of debt owed by Cellular in excess of the amount repaid. This equity contribution, together with Sprint's previous investments in Cellular, resulted in Sprint's net investment in Cellular aggregating approximately $259 million as of the date of the spin-off. The prior periods' financial statements have been restated to reflect the spin-off of Cellular (see Note 1).


3.  Investments in Equity Securities

Investments in equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). As of June 30, 1996 and December 31, 1995, the cost of such investments was $109 million, with gross unrealized holding gains of $164 million and $154 million, respectively, reflected as additions to other shareholders' equity, net of related income taxes.


4.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the six months ended June 30, 1996 and 1995, respectively, are as follows (in millions):

                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                    ------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision at the statutory rate                                      $        355.1     $      256.6

Effect of:
State income taxes, net of federal income tax effect                                      34.7             22.9
Investment tax credits included in income                                                 (3.8)            (7.6)
Other, net                                                                                 --              (6.8)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision                                                            $        386.0     $      265.1
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 38.0%            36.2%
                                                                                --- ------------- -- -------------


5.  Commitments and Contingencies

Litigation, Claims and Assessments

Following announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits were dismissed. On June 27, 1996, Centel and the other defendants were granted summary judgement in the federal action. The plaintiffs have appealed the court's order. On October 12, 1995, the New York trial court granted the motion of Centel's financial advisors to dismiss a purported class action suit filed against them in connection with their representation of Centel in the merger. The plaintiffs have appealed the order dismissing their claims. Sprint may have indemnification obligations to the financial advisors in connection with this suit. Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Commitments

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of cash commitments associated with Sprint Spectrum.


6.  Supplemental Cash Flows Information (in millions)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                --- ------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Cash paid for:
   Interest - continuing operations                                              $       109.4     $      139.1
                                                                                --- ------------- -- -------------
   Interest - cellular division                                                  $        22.8     $       62.8
                                                                                --- ------------- -- -------------
   Income taxes                                                                  $       418.6     $      284.6
                                                                                --- ------------- -- -------------


During the six months ended June 30, 1996, in conjunction with the consummation of its joint venture with Deutsche Telekom AG (DT) and France Telecom (FT), Sprint contributed cash, property, plant and equipment, and other assets and liabilities of certain international operations to Global One. The net book value of the noncash assets and liabilities contributed to the venture totaled $72 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Developments - Global One" for further discussion.

Also during the six months ended June 30, 1996, as discussed in Note 2, Sprint completed the tax-free spin-off of Cellular to the holders of Sprint common stock. Other than the effect of the repayment by Cellular to Sprint and its subsidiaries of $1.4 billion in intercompany debt, the spin-off had no immediate effect on cash flows.


7.  Subsequent Events

In August 1996, Sprint's Board of Directors declared dividends of $0.25 per share on both Sprint's common stock and Sprint's Class A common stock payable on September 30, 1996.


8.  Supplemental Earnings per Share Information

During the six months ended June 30, 1996, DT and FT invested a total of approximately $3.7 billion in Sprint resulting in each holding 43.1 million shares of Class A common stock with approximately 10 percent of Sprint's voting power. Assuming these shares had been issued as of January 1, 1996 and that the related proceeds were used to repay debt or were invested on a temporary basis, Sprint's earnings per share from continuing operations for the three months ended June 30, 1996 would have been unchanged and for the six months ended June 30, 1996 would have decreased from $1.51 per share to $1.47 per share.

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

Sprint includes certain estimates, projections and other forward-looking statements in its reports as well as in presentations to analysts and others and in other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors which could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

          the effects of vigorous competition in the markets in which Sprint operates;
          the cost of entering new markets necessary to provide seamless services;
          the risks associated with Sprint's investment in Sprint Spectrum and
            Global One which are presently in early stages of development;
          the impact of any unusual items resulting from ongoing  evaluations of
            Sprint's business  strategies;
          requirements imposed on Sprint and its competitors by the Federal
            Communications Commission (FCC) and state regulatory commissions under the Telecommunications Act of 1996;
          the possibility of one or more of the markets in which Sprint competes being impacted by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control; and
          unexpected results in litigation filed against Sprint or its subsidiaries.

Long Distance Communications Services. The long distance division is the nation's third largest long distance telephone company, operating a nationwide all-digital long distance communications network utilizing state-of-the-art fiber-optic and electronic technology. The division primarily provides domestic and international voice, video and data communications services. The terms under which the division offers its services to the public are subject to different levels of state and federal regulation, but rates are not subject to rate-base regulation except nominally in some states.

Local Communications Services. The local division is comprised of regulated local exchange carriers (LECs) which serve more than 6.9 million access lines in 19 states. In addition to furnishing local exchange services, the division provides intraLATA toll service and interLATA access by telephone customers and other carriers to Sprint's local exchange facilities.

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

Sprint Publishing & Advertising along with Centel Directory Company publish and market white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. The companies publish approximately 325 directories in 20 states with a circulation of 17.6 million copies.

Joint  Ventures.  Sprint is a 40 percent  partner  in Sprint  Spectrum  L.P.,  a partnership with Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. to provide wireless personal communications services (PCS) on a broad geographic basis within the United States. Sprint Spectrum continues to make progress towards its objective of offering Sprint-branded wireless personal communications service in 15 to 20 markets by December 1996.

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

Telecommunications Law

The Telecommunications Act of 1996, which was signed into law in February 1996, promotes competition in all aspects of telecommunications. In particular, the new law removes barriers to competition that will enable local and long distance companies and cable TV companies to enter each others' markets. The regional Bell Operating Companies (RBOCs) were allowed to provide out-of-region and incidental long distance service upon enactment. The RBOCs will be allowed to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist" and a FCC ruling that it is in the public interest and that a facilities-based competitor exists in each market. The new law directs the FCC to adopt rules which will significantly influence the amount and shape of competition in both local and long distance markets in the future.

The new law eliminates regulatory barriers to entry into local telephone markets and imposes several obligations upon incumbent LECs. They must allow local resale without unreasonable restrictions, provide number portability (to the extent technically feasible) and dialing parity, afford access to rights-of-way, establish reciprocal compensation arrangements, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The FCC adopted regulations to implement these requirements on August 1, 1996. Many states, including most of the states in which Sprint's LECs operate, allow some competitive entry into the intraLATA long-distance and local service markets. The federal law preempts inconsistent state laws.

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

The removal of the long distance restrictions on the RBOCs is not anticipated to have an immediate significant adverse impact on Sprint because of the substantial preconditions that must be met before RBOCs can provide most in-region long distance services. In addition, Sprint has been selected to be the underlying carrier of long distance service for four of the RBOCs, which could offset losses of long distance customers at the retail level at the time the RBOCs are allowed to provide in-region long distance services.

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

In connection with the formation of the Global One joint venture, the long distance division contributed certain assets and the related operations of its international business unit to Global One.

On July 17, 1996, Global One received final regulatory approval from the European Union. This announcement also marked the clearance of the remaining regulatory hurdle for Atlas. As part of the approval, the European Commission set forth certain conditions on DT and FT. In particular, DT and FT are prohibited from cross-subsidizing their joint venture and discriminating against other market participants.

Sprint Spectrum

Effective January 31, 1996, Sprint and its partners in Sprint Spectrum L.P. entered into a series of agreements amending their approach to providing competitive local services. Previously, the four partners had agreed that Sprint Spectrum would provide local telecommunications services on a national basis using the facilities of the cable partners. Under the revised agreements, local offerings in each market would be subject to individual joint ventures to be negotiated between Sprint and the applicable cable company; however, no joint ventures have been formed to date and no active negotiations are underway.

As part of an overall strategy to increase Sprint Spectrum's coverage, Sprint Spectrum or Sprint may elect to bid on, or affiliate with or invest in other entities who are bidding on, PCS licenses to be awarded in the FCC auction of licenses scheduled to begin in late August 1996. To the extent that Sprint acquires PCS licenses or invests in any other entity that acquires licenses, it is expected that affiliation arrangements will be entered into with Sprint Spectrum.

Results Of Operations

Consolidated

Sprint's two primary divisions -- long distance and local exchange -- generated improved net operating revenues and operating income in the second quarter of 1996 as compared to the second quarter of 1995. The long distance division generated a 19 percent growth in traffic volumes over the second quarter of 1995 while the number of access lines served by the local division grew 5.3 percent during the past 12 months.

Consolidated net operating revenues for the quarter ended June 30, 1996 were $3.51 billion, a nearly 12 percent increase over net operating revenues of $3.14 billion for the second quarter of 1995. For the quarter ended June 30, 1996, income from continuing operations was $317 million, or $0.73 per share, compared with $243 million, or $0.69 per share, for the second quarter of 1995. For the six months ended June 30, 1996, consolidated net operating revenues were $6.88 billion, a nearly 11 percent increase over net operating revenues of $6.22 billion for the comparable period in 1995. Income from continuing operations for the six months ended June 30, 1996 was $629 million, or $1.51 per share, compared with $468 million, or $1.33 per share, for the six months ended June 30, 1995. The second quarter and first half 1996 results include $44 million ($0.10 per share) and $66 million ($0.16 per share), respectively, in after tax losses associated with the start up of Sprint Spectrum and Global One compared with $6 million ($0.02 per share) and $8 million ($0.02 per share), respectively, of losses for the same periods in 1995.

Long Distance Communications Services

                                                                  Selected Operating Results
                                                                         (In Millions)
                                             ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         June 30,                              Variance
                                             ----------------------------------     -------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -----------------

Net operating revenues                       $    2,053.0      $   1,771.8      $        281.2          15.9%

Operating expenses
   Interconnection                                  907.2            756.2               151.0          20.0%
   Operations                                       268.1            250.2                17.9           7.2%
   Selling, general and administrative              488.4            457.0                31.4           6.9%
   Depreciation and amortization                    154.0            139.8                14.2          10.2%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                          1,817.7          1,603.2               214.5          13.4%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $      235.3      $     168.6      $         66.7          39.6%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                     11.5%             9.5%
                                             --- ------------- -- -------------



                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Six Months Ended
                                                           June 30,                           Variance
                                             --- ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                       $      4,054.5    $     3,524.3    $        530.2          15.0%

Operating expenses
   Interconnection                                  1,799.9          1,518.4             281.5          18.5%
   Operations                                         527.4            494.9              32.5           6.6%
   Selling, general and administrative                958.9            908.0              50.9           5.6%
   Depreciation and amortization                      306.7            280.8              25.9           9.2%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            3,592.9          3,202.1             390.8          12.2%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        461.6    $       322.2    $        139.4          43.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       11.4%             9.1%
                                             --- ------------- -- -------------


On January 31, 1996, the long distance division contributed certain international assets and related operations of its international business unit to Global One. Accordingly, the operating results of such international operations are reflected in the long distance division's operating results only through the date of contribution. Assuming the contribution of these international operations to Global One had occurred on January 1, 1995, it is estimated that operating income for the three and six months ended June 30, 1996, would have increased approximately 31 percent and 34 percent, respectively, from the comparable 1995 periods, and that related operating margins for the same periods would have increased to 11.5 percent and 11.6 percent, respectively, in 1996 as compared to 10.4 percent and 10.2 percent in 1995.

Net operating revenues for the three and six months ended June 30, 1996 increased 16 percent and 15 percent, respectively, over the comparable 1995 periods and traffic volume increased 19 percent and 18 percent over the same periods. Revenue growth for the three and six months ended June 30, 1996 was primarily driven by strong performance in the international, residential, data services and business markets. The international market experienced strong growth, primarily due to marketing initiatives and the related extension of various simplified calling plans to the international market. Growth in the residential market reflects the continuing success of Sprint Sense (sm), a flat rate calling plan, while growth in the data services market, which includes sales to consumer on-line services, reflects continued growth in demand and expanded service offerings. The large business market continued to experience growth in "800" services. The small-to-medium business market, which had experienced revenue declines during 1995, produced increased net operating revenues in the three and six months ended June 30, 1996, relative to the comparable 1995 periods, generally reflecting the introduction and continued success of the Fridays Free (sm) calling plan. The contribution of international operations to Global One resulted in a reduction of revenue, as customers of such operations became Global One customers, and Global One traffic carried by the division is now priced on a wholesale, rather than retail, basis. Assuming the contribution of the international operations to Global One had occurred as of January 1, 1995, it is estimated that the division's net operating revenues for the second quarter and first half of 1996 would have increased approximately 19 percent and 17 percent, respectively, over the comparable 1995 periods.

Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers, and foreign telephone companies for the completion of calls made by the division's domestic customers. Interconnection costs increased during the three and six months ended June 30, 1996 relative to the comparable 1995 periods primarily as a result of strong growth in international outbound traffic volumes. As a percentage of net operating revenues, interconnection costs were 44.2 percent and 44.4 percent for the three and six months ended June 30, 1996, respectively, compared to 42.7 percent and 43.1 percent for the three and six months ended June 30, 1995, respectively. These increases reflect changes in revenue mix, particularly the growth in international traffic, as well as the impact of the revenue reduction associated with the contribution of international operations to Global One, as discussed above. These factors were partially offset by reduced costs of connecting to networks both domestically and internationally. Interconnection costs for the 1996 periods were nominally impacted by the contribution of certain international operations to Global One. Assuming the contribution had occurred as of January 1, 1995, it is estimated that interconnection costs as a percentage of net operating revenues would have been approximately 43.8 percent and 44.2 percent, respectively, for the second quarter and first half of 1995.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the three and six months ended June 30, 1996 increased $18 million and $33 million, respectively, from the comparable 1995 periods, primarily due to increased costs associated with growth within the data services market. Such increases were partially offset by the impact of contributing certain international operations to Global One. Assuming the contribution had occurred as of January 1, 1995, it is estimated that the division's operations expense for the three and six months ended June 30, 1996 would have increased approximately 23 percent and 19 percent, respectively, over the comparable 1995 periods.

Selling, general and administrative (SG&A) expense for the three and six months ended June 30, 1996 increased $31 million and $51 million, respectively, over the comparable 1995 periods, generally reflecting the overall growth in the division's operating activities. The increases in SG&A expense were generally due to costs associated with advertising and marketing efforts, which continue to be important in the intensely competitive long distance marketplace. Such increases were partially offset by the impact of contributing certain international operations to Global One. Assuming this contribution had occurred as of January 1, 1995, it is estimated that, as a percentage of net operating revenues, SG&A expenses would have been 23.8 percent and 23.6 percent, respectively, for the second quarter and first half of 1996 and 25.3 percent for both comparable 1995 periods. These decreases in the relative pro forma SG&A expense levels reflect the division's continued focus on cost containment and sales productivity. These decreases also reflect $6 million of expenses incurred in the 1995 first quarter associated with a reduction in the division's work force.

The increase in depreciation and amortization expense for the second quarter and first half of 1996 relative to the comparable 1995 periods was generally due to an increase in the asset base in support of data revenue growth and improved transport capacity resulting from the deployment of the synchronous optical network (SONET). Depreciation and amortization expense was minimally affected by the contribution to Global One of depreciable assets of certain international operations with an aggregate net book value of approximately $116 million.


Local Communications Services

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                           June 30,                           Variance
                                                 ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                             $        511.9    $       464.7    $         47.2          10.2%
   Network access                                     461.3            418.2              43.1          10.3%
   Toll service                                       106.4            121.5             (15.1)        (12.4)%
   Other                                              202.9            163.4              39.5          24.2%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                        1,282.5          1,167.8             114.7           9.8%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                   344.2            342.1               2.1           0.6%
   Depreciation and amortization                      230.5            207.3              23.2          11.2%
   Customer operations                                162.2            146.8              15.4          10.5%
   Other                                              217.4            201.1              16.3           8.1%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              954.3            897.3              57.0           6.4%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        328.2    $       270.5    $         57.7          21.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       25.6%            23.2%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Six Months Ended
                                                           June 30,                           Variance
                                             --- ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                             $      1,008.8    $       918.3    $         90.5           9.9%
   Network access                                     921.3            829.5              91.8          11.1%
   Toll service                                       219.9            244.1             (24.2)         (9.9)%
   Other                                              373.1            316.8              56.3          17.8%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                        2,523.1          2,308.7             214.4           9.3%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                   675.1            675.8              (0.7)         (0.1)%
   Depreciation and amortization                      456.6            414.5              42.1          10.2%
   Customer operations                                315.6            288.0              27.6           9.6%
   Other                                              415.2            389.4              25.8           6.6%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            1,862.5          1,767.7              94.8           5.4%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        660.6    $       541.0    $        119.6          22.1%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       26.2%            23.4%
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

Alternative regulation now exists in seven states in which the division operates, impacting approximately 65 percent of its access lines. Effective January 1, 1996, Sprint's operations in Florida, which represent approximately 25 percent of its access lines, changed from rate of return regulation to price regulation. At the same time, the Florida local markets were opened to competition. Effective in June 1996, North Carolina, which represents 18 percent of the division's access lines, adopted alternative regulation. It is anticipated that approximately 70 percent of the division's access lines will be under some form of price regulation by the end of 1996. This shift from rate of return regulation to various forms of alternative regulation is resulting in the recognition of seasonal trends in the division's revenues.

The division's net operating revenues for the three and six months ended June 30, 1996 increased 10 percent and 9 percent, respectively, over the comparable 1995 periods. Growth in local service revenues reflects continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The number of access lines served grew 5.3 percent during the past twelve months. This increase was driven by strong economic growth in the division's service areas as well as by multiple access lines being added by both business and residential customers.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased as a result of increased traffic volumes, a portion of which is due to a migration of traffic related to toll service revenues as described below. The increased traffic volume was also affected by strong economic conditions in many of Sprint's operating territories coupled with the harsh 1996 winter season experienced on the east coast. The increased revenues also reflect the impact of the FCC's interim interstate price caps plan which became effective August 1, 1995. Under the new plan, the local division adopted a rate formula based on the maximum productivity factors that will effectively remove the earnings cap on the division's interstate access revenues. Interstate access revenues currently comprise approximately 60 percent of the division's network access revenues.

Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 12 percent and 10 percent for the three and six months ended June 30, 1996, respectively. The decreases primarily reflect increased competition in the intrastate long distance market as interexchange long distance carriers are now offering intralata long distance service in certain states. While toll service revenues have declined as a result of this increased competition, this reduction is partially recovered through an increase in network access revenues resulting from additional use of the local network by interexchange long distance carriers.

Other revenues, including revenues from sales of telecommunications equipment, directory publishing fees, and billing and collection services, increased 24 percent and 18 percent for the three and six months ended June 30, 1996, respectively, over the comparable 1995 periods. The increases were generally due to growth in equipment sales.

Plant operations expense includes network operations, repair and maintenance costs of property, plant and equipment, and other costs associated with the provision of local exchange services. Plant operations expense increased $2 million for the three months ended June 30, 1996 and decreased $1 million for the six months ended June 30, 1996 over the comparable 1995 periods. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs, which had previously been expensed as incurred, are now being capitalized and amortized, resulting in a reduction to plant operations expense for the three and six months ended June 30, 1996. Offsetting this reduction was an increase in the costs of providing services resulting from access line growth.

The increase in depreciation and amortization expense for the three and six months ended June 30, 1996 relative to the comparable 1995 periods was generally due to plant additions as well as the amortization of switch software costs which are now being capitalized. Throughout 1996, this amortization is expected to substantially offset the related decrease in plant operations expense discussed above. Accordingly, the annual impact on operations resulting from the capitalization of switch software is not expected to be significant. Additionally, the impact of shortened asset lives resulting from the discontinued application of SFAS No. 71 is not expected to have a significant effect on 1996 operating results.

Customer operations expense includes costs associated with business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. Customer operations expense increased $15 million and $28 million in the three and six months ended June 30, 1996, respectively, over the comparable 1995 periods primarily due to increased marketing costs to promote new products and services and the overall growth in access lines.

Other operating expenses increased $16 million and $26 million in the three and six months ended June 30, 1996 over the comparable 1995 periods primarily due to the growth in equipment sales.

Product Distribution and Directory Publishing Businesses

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                           June 30,                           Variance
                                                 ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Non-affiliated                            $        223.6    $       205.9    $         17.7           8.6%
   Affiliated                                          91.0             92.1              (1.1)         (1.2)%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                          314.6            298.0              16.6           5.6%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Costs of services and products                     264.0            251.7              12.3           4.9%
   Selling, general and administrative                 23.4             21.8               1.6           7.3%
   Depreciation and amortization                        1.9              1.8               0.1           5.6%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              289.3            275.3              14.0           5.1%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         25.3    $        22.7    $          2.6          11.5%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                        8.0%             7.6%
                                             --- ------------- -- -------------



                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Six Months Ended
                                                           June 30,                           Variance
                                             --- ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
- -------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Non-affiliated                            $        428.6    $       396.7    $         31.9           8.0%
   Affiliated                                         175.7            178.6              (2.9)         (1.6)%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                          604.3            575.3              29.0           5.0%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Costs of services and products                     505.8            486.7              19.1           3.9%
   Selling, general and administrative                 45.4             43.6               1.8           4.1%
   Depreciation and amortization                        3.7              3.6               0.1           2.8%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              554.9            533.9              21.0           3.9%
- -------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         49.4    $        41.4    $          8.0          19.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                        8.2%             7.2%
                                             --- ------------- -- -------------

North Supply, Sprint's product distribution subsidiary, had net operating revenues of $235 million and $445 million for the three and six months ended June 30, 1996, respectively, increasing $9 million and $12 million from the comparable 1995 periods due to growth in sales to non-affiliates. North Supply's costs of services and products increased to $201 million for the three months ended June 30, 1996 from $194 million for the three months ended June 30, 1995, and to $379 million for the six months ended June 30, 1996 from $371 million for the comparable period in 1995. These increases are due to the growth in sales.

Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $80 million and $160 million for the three and six months ended June 30, 1996, respectively, compared to $72 million and $143 million for the same periods in 1995. Sprint Publishing & Advertising experienced an increase in costs of services and products to $63 million and $127 million, respectively, for the three and six months ended June 30, 1996 from $58 million and $116 million for the comparable periods in 1995.


Non-Operating Items

Interest Expense

Interest costs consist of the following (in millions):

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                             --- ------------------------------ --- ------------------------------
                                                     1996             1995              1996             1995
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Interest expense from continuing operations  $         49.5    $        69.0    $         97.2    $       137.2
Interest costs related to Cellular
   operations                                          --               30.6              21.3             61.5
Capitalized interest costs                             28.8              7.9              53.2             12.3
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total interest cost                          $         78.3    $       107.5    $        171.7    $       211.0
                                             --- ------------- -- ------------- --- ------------- -- -------------

Average debt outstanding                     $      3,471.8    $     5,688.5    $      3,527.2    $     5,326.6
                                             --- ------------- -- ------------- --- ------------- -- -------------

Effective interest rate                                9.02%            7.56%             9.74%            7.92%
                                             --- ------------- -- ------------- --- ------------- -- -------------

Interest expense related to the operations of Cellular is included in discontinued operations in the accompanying Consolidated Statements of Income. Sprint's average debt outstanding, including the debt incurred to fund intercompany advances to Cellular prior to the spin-off, decreased over the comparable 1995 periods primarily due to repayments funded by the cash received from DT and FT for their equity investment in Sprint as well as the cash received from Cellular for repayment of intercompany debt in connection with Sprint's spin-off of Cellular. Sprint's effective interest rate increased primarily due to the significant decrease in short-term borrowings as a percent of total borrowings. Had all of the proceeds from the repayment of intercompany debt been used to retire outstanding external debt, interest expense from continuing operations would have been lower than reported; however, the proceeds have been invested on a short-term basis resulting in a corresponding increase in interest income (see "Other Expense, Net").

Other Expense, Net

The components of other expense, net are as follows (in millions):

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                             --- ------------------------------ --- ------------------------------
                                                     1996             1995              1996             1995
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Equity in loss of Sprint Spectrum            $        (55.5)   $        (4.0)   $        (72.8)   $        (5.3)
Equity in loss of Global One and related
   venture costs                                      (12.1)            (4.1)            (27.3)            (6.2)
Loss on sales of accounts receivable                   (0.1)            (9.8)             (4.3)           (19.6)
Dividend and interest income                           31.3              3.6              43.7              6.6
Other                                                  13.4              0.4              16.8             (9.9)
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total other expense, net                     $        (23.0)   $       (13.9)   $        (43.9)   $       (34.4)
                                             --- ------------- -- ------------- --- ------------- -- -------------


Income Tax Provision

See Note 4 of condensed Notes to Consolidated Financial Statements for information regarding the differences which cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's financial condition at June 30, 1996 compared to December 31, 1995 generally reflects the completion of strategic initiatives during the first half of 1996. Cash received from the investment in Sprint by DT and FT and the repayment of intercompany debt by Cellular was used to reduce short-term and long-term debt and to terminate an accounts receivable agreement, with remaining proceeds being invested on a temporary basis. As a result, Sprint's debt-to-capital ratio improved to 29.6 percent at June 30, 1996 compared to 54.8 percent at December 31, 1995.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Cash flows from the operating activities of Sprint's continuing operations were $637 million during the first six months of 1996, compared to $1.10 billion during the first six months of 1995. During the first half of 1996, Sprint terminated an accounts receivable sales agreement, resulting in a $600 million increase in accounts receivable. Excluding the effect of this termination, cash flows from continuing operations increased $135 million for the first half of 1996 compared to the first half of 1995, generally reflecting improved operating results in all divisions.

Cash Flows - Investing Activities

Investing activities of Sprint's continuing operations used cash of $1.24 billion and $1.77 billion during the first six months of 1996 and 1995, respectively. Capital expenditures were $1 billion and $890 million during the first six months of 1996 and 1995, respectively. Long distance capital expenditures totaled $348 million for the first six months of 1996 compared to $366 million for the same period in 1995. The 1996 expenditures were incurred primarily to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased demand for data-related services. Capital expenditures for the local division totaled $627 million for the first six months of 1996 compared to $508 million for the same period in 1995. In conjunction with the December 31, 1995 adoption of accounting principles for a competitive marketplace, the local division is now capitalizing switch software costs which had previously been expensed as incurred. Such software costs totalled $50 million for the first six months of 1996. The remainder of the 1996 capital expenditures were made to accommodate access line growth and to expand the division's capabilities for providing enhanced telecommunications services.

During the first half of 1996 and 1995, Sprint contributed $185 million and $880 million, respectively, to Sprint Spectrum. The 1996 contribution was used to fund Sprint's portion of Sprint Spectrum's capital and operating requirements. The 1995 contribution was used to fund Sprint's portion of payments to the FCC for licenses acquired in the PCS auction as well as for capital and operating requirements. Investments in affiliates for the first half of 1996 also includes $39 million of cash held by Sprint's international operations at the time Sprint contributed such operations to Global One.

In connection with the spin-off of Cellular in March 1996, Sprint received $1.4 billion from Cellular for repayment of intercompany advances. Prior to the spin-off, Cellular's 1996 investing activities required net cash of $141 million, primarily for the acquisition of additional cellular properties and for capital expenditures.

Cash Flows - Financing Activities

Financing activities provided cash of $976 million in the first six months of 1996 compared to $941 million in the comparable 1995 period. At the time of the closing of the Global One Joint Venture Agreement in January 1996, DT and FT acquired shares of a new class of convertible preference stock for a total of $3.0 billion. In April 1996, Sprint received approximately $660 million from the additional investment in Class A common stock by DT and FT. These proceeds, together with the $1.4 billion received from Cellular as discussed above, were used to reduce outstanding debt and to terminate an accounts receivable sales agreement, with remaining proceeds being invested on a temporary basis.

Financing activities during 1995 generally reflect debt issued in order to fund commitments associated with Sprint Spectrum.

Capital Requirements

During 1996, Sprint anticipates funding annual capital expenditures of approximately $2.2 billion and annual dividends of approximately $430 million with cash flows from operating activities (excluding the impact of the termination of the accounts receivable sales agreement).

Sprint will fund an estimated $115 million to $215 million of remaining 1996 commitments associated with Sprint Spectrum and continue to reduce outstanding debt with available cash. Additionally, the Sprint Board of Directors has authorized the repurchase of up to 10 million shares of Sprint common stock, of which approximately 6.7 million shares were repurchased during the second quarter. Additional shares may be repurchased on the open market from time to time at management's discretion. Repurchased shares will be held as treasury stock and will be used primarily for employee benefit programs and other general corporate purposes.

Liquidity

As of June 30, 1996, Sprint had the ability to borrow $1.5 billion under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale approximately $1.0 billion of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of June 30, 1996, Sprint had borrowing capacity of approximately $12.5 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. As a result of this requirement, $2.34 billion of Sprint's $2.93 billion consolidated retained earnings were effectively restricted from the payment of dividends as of June 30, 1996.

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

Interest Rate Risk Management

Sprint's interest rate risk management program focuses on minimizing vulnerability to movements in interest rates, setting an optimal mixture of floating-rate and fixed-rate debt in the liability portfolio and preventing liquidity risk. Sprint primarily employs a gap methodology to measure interest rate exposure and utilizes simulation analysis to manage interest rate risk. Sprint takes an active stance in modifying hedge positions to benefit from the value of timing flexibility and fixed-rate/floating-rate adjustments.

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

                                                               PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         On June 27, 1996, the defendants in the class action suit (reported in Sprint's Annual Report on Form 10-K for the year ended December 31,
         1995) filed against Centel and certain of its officers and directors in connection with the Sprint/Centel merger were granted summary judgment by the United States District Court for the Northern District of Illinois. Plaintiffs have appealed the court's order.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

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

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                           For                   Withheld
            ------------------------- ---------------------- ------------------

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

Item 5.  Other Information

         Sprint's ratios of earnings to fixed charges were 6.08 and 4.49 for the three months ended June 30, 1996 and 1995, respectively, and 5.99 and
         4.46 for the six months ended June 30, 1996 and 1995, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income from continuing operations before taxes, less capitalized interest and equity losses of less than 50 percent owned entities included in income, and (b) fixed charges. Fixed charges consist of interest on all indebtedness of continuing operations (including amortization of debt issuance expenses), the interest component of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         (11)     Computation of Earnings Per Common Share.

         (12)     Computation of Ratio of Earnings to Fixed Charges.

         (27)     Financial Data Schedules:

                  (a)  June 30, 1996 Financial Data Schedule.

                  (b)  June 30, 1995 Restated Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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







                                                              SPRINT CORPORATION
                                                                    (Registrant)





                                      By     /s/  John P. Meyer
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  August 13, 1996

                            EXHIBIT INDEX

        EXHIBIT
        NUMBER

         (11)     Computation of Earnings Per Common Share.

         (12)     Computation of Ratio of Earnings to Fixed Charges.

         (27)     Financial Data Schedules:

                  (a)  June 30, 1996 Financial Data Schedule.

                  (b)  June 30, 1995 Restated Financial Data Schedule.