Form 10-Q
period 1996-09-30
SPRINT CORP
filed 1996-11-08
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               ------------------------------------

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

        P.O. Box 11315, Kansas City, Missouri 64112
--------------------------------------------------------------------------------
         (Address of principal executive offices)

(913) 624-3000
--------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


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

Yes    X          No

SHARES OF COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1996:
         COMMON STOCK                       344,193,227
         CLASS A COMMON STOCK                86,236,036

                               SPRINT CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements                                                        1 - 9

                       Consolidated Balance Sheets                                                1 - 2

                       Consolidated Statements of Income                                            3

                       Consolidated Statements of Cash Flows                                        4

                       Consolidated Statements of Common Stock and Other Shareholders'
                           Equity                                                                   5

                       Condensed Notes to Consolidated Financial Statements                       6 - 9

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                      10 - 22

Part II - Other Information

             Item 1.  Legal Proceedings                                                             23

             Item 2.  Changes in Securities                                                         23

             Item 3.  Defaults Upon Senior Securities                                               23

             Item 4.  Submission of Matters to a Vote of Security Holders                           23

             Item 5.  Other Information                                                             23

             Item 6.  Exhibits and Reports on Form 8-K                                           23 - 24

Signature                                                                                           25

Exhibits





                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                                                 As of                  As of
                                                                             September 30,          December 31,
                                                                                 1996                   1995
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash and equivalents                                                $             1,582.0  $              124.2
   Accounts receivable, net of allowance for doubtful accounts of
     $123.2 million ($125.8 million in 1995)                                         2,382.1               1,523.7
   Receivable from cellular division                                                    --                 1,400.0
   Inventories                                                                         206.6                 171.0
   Prepaid expenses                                                                    150.5                 166.6
   Other                                                                               337.7                 233.9
---------------------------------------------------------------------- --- ------------------ --- ------------------
   Total current assets                                                              4,658.9               3,619.4

Investments in equity securities                                                       250.4                 262.9

Property, plant and equipment
   Long distance communications services                                             7,226.4               6,773.7
   Local communications services                                                    13,228.5              12,603.1
   Other                                                                               541.2                 539.1
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                    20,996.1              19,915.9
   Less accumulated depreciation                                                    11,028.0              10,200.1
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                     9,968.1               9,715.8

Investments in affiliates                                                            1,427.9               1,130.1
Net investment in cellular division                                                     --                   106.9
Other assets                                                                           437.9                 360.8
---------------------------------------------------------------------- --- ------------------ --- ------------------

                                                                       $            16,743.2  $           15,195.9
                                                                       --- ------------------ --- ------------------




See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  (In Millions)


                                                                                 As of                  As of
                                                                             September 30,          December 31,
                                                                                  1996                  1995
---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                $                91.8  $               280.4
   Short-term borrowings                                                               200.0                2,144.0
   Accounts payable                                                                    891.9                  938.9
   Accrued interconnection costs                                                       869.6                  617.7
   Accrued taxes                                                                       259.4                  235.5
   Advance billings                                                                    189.0                  202.9
   Other                                                                               692.6                  722.7
---------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         3,194.3                5,142.1

Long-term debt                                                                       3,047.4                3,253.0

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                    832.0                  843.4
   Postretirement and other benefit obligations                                        913.5                  889.3
   Other                                                                               355.6                  393.0
---------------------------------------------------------------------------------------------------------------------
                                                                                     2,101.1                2,125.7

Redeemable preferred stock                                                              13.2                   32.5

Common stock and other shareholders' equity
   Common stock,  par value  $2.50 per share,  authorized  1.0  billion  shares, issued 350.3 million (349.2 million in 1995) and
     outstanding 344.2 million (349.2 million in 1995)                                 875.7                  872.9
   Class A common stock, par value $2.50 per share, authorized 500
     million shares, issued and outstanding 86.2 million shares                        215.6                   --
   Capital in excess of par or stated value                                          4,422.8                  960.0
   Retained earnings                                                                 3,076.9                2,763.0
   Treasury stock, at cost, 6.1 million shares                                        (248.9)                  --
   Other                                                                                45.1                   46.7
---------------------------------------------------------------------------------------------------------------------
                                                                                     8,387.2                4,642.6
---------------------------------------------------------------------------------------------------------------------

                                                                       $            16,743.2  $            15,195.9
                                                                       ----------------------------------------------




See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In Millions, Except Per Share Data)


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                     1996             1995              1996             1995
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net operating revenues                       $       3,544.4   $      3,205.3   $      10,422.7   $      9,426.5

Operating expenses
   Costs of services and products                    1,775.3          1,623.7           5,212.3          4,812.0
   Selling, general and administrative                 773.6            715.9           2,271.1          2,124.7
   Depreciation and amortization                       396.6            368.6           1,184.6          1,088.1
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                          2,945.5          2,708.2           8,668.0          8,024.8
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating income                                       598.9            497.1           1,754.7          1,401.7

Interest expense                                       (48.0)           (64.7)           (145.2)          (201.9)
Other expense, net                                     (41.1)           (20.3)            (85.0)           (54.7)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income from continuing operations before
   income taxes                                        509.8            412.1           1,524.5          1,145.1

Income tax provision                                  (193.6)          (148.5)           (579.6)          (413.6)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Income from continuing operations                      316.2            263.6             944.9            731.5
Discontinued operation, net                             --                4.9              (2.6)             7.0
Extraordinary losses from early
   extinguishments of debt, net                         (3.8)            --                (3.8)            --
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net income                                             312.4            268.5             938.5            738.5

Preferred stock dividends                               (0.3)            (0.6)             (1.1)            (1.9)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Earnings applicable to common stock          $         312.1   $        267.9   $         937.4   $        736.6
                                             --- ------------- -- ------------- --- ------------- -- -------------

Earnings per common share
   Continuing operations                     $          0.73   $         0.75   $          2.23   $         2.08
   Discontinued operation                               --               0.01              --               0.02
   Extraordinary item                                  (0.01)            --               (0.01)            --
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total                                        $          0.72   $         0.76   $          2.22   $         2.10
                                             --- ------------- -- ------------- --- ------------- -- -------------

Weighted average number of common shares               434.7            350.5             423.1            350.0
                                             --- ------------- -- ------------- --- ------------- -- -------------

Dividends per common share                   $          0.25   $         0.25   $          0.75   $         0.75
                                             --- ------------- -- ------------- --- ------------- -- -------------




See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                                        Nine Months Ended
                                                                                            September 30,
                                                                                ----------------------------------
                                                                                        1996             1995
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating activities
Net income                                                                      $        938.5    $       738.5
   Adjustments to reconcile net income to net cash provided by operating activities
   Discontinued operation, net                                                             2.6             (7.0)
   Extraordinary losses from early extinguishments of debt                                 4.7             --
   Equity in net losses of affiliates                                                    165.8              5.9
   Depreciation and amortization                                                       1,184.6          1,088.1
   Deferred income taxes and investment tax credits                                      (16.5)           (36.8)
   Changes in operating assets and liabilities
     Accounts receivable, net                                                           (900.7)          (127.2)
     Inventories and other current assets                                                 40.3            (19.2)
     Accounts payable and other current liabilities                                      250.9             15.1
     Noncurrent assets and liabilities, net                                              (17.0)           108.0
   Other, net                                                                            (51.2)            (5.0)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by continuing operations                                             1,602.0          1,760.4
Net cash provided (used) by cellular division                                             (0.1)           107.4
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                              1,601.9          1,867.8
------------------------------------------------------------------------------- --- ------------- -- -------------

Investing activities
Capital expenditures                                                                  (1,569.6)        (1,280.7)
Investments in affiliates                                                               (340.3)          (901.3)
Investment in debt securities                                                           (100.0)            --
Deposit for PCS license auction                                                          (84.0)            --
Other, net                                                                                 6.9              6.1
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by continuing operations                                                (2,087.0)        (2,175.9)
Repayment of intercompany advances by cellular division                                1,400.0             --
Net investing activities of cellular division                                           (140.7)          (268.7)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                   (827.7)        (2,444.6)
------------------------------------------------------------------------------- --- ------------- -- -------------

Financing activities
Proceeds from long-term debt                                                               6.6            260.2
Retirements of long-term debt                                                           (352.5)          (259.9)
Net change in notes payable and commercial paper                                      (1,986.8)         1,097.7
Proceeds from Class A common stock issued                                              3,661.3             --
Proceeds from common stock issued                                                         19.6              7.4
Dividends paid                                                                          (303.4)          (263.5)
Purchase of treasury stock                                                              (376.1)            --
Other, net                                                                                14.9            (15.2)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by financing activities                                                683.6            826.7
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase in cash and equivalents                                                       1,457.8            249.9

Cash and equivalents at beginning of period                                              124.2            113.7
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and equivalents at end of period                                           $      1,582.0    $       363.6
                                                                                --- ------------- -- -------------

See accompanying condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                   CONSOLIDATED STATEMENTS OF COMMON STOCK AND
                     OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                                  (In Millions)


Nine Months Ended September 30, 1996
---------------------------------------------------------------------------------------------------------------------
                                                          Capital
                                                         in Excess
                                            Class A      of Par or
                                Common      Common        Stated       Retained      Treasury
                                 Stock       Stock         Value       Earnings       Stock      Other       Total
---------------------------------------------------------------------------------------------------------------------

Balance as of January
   1, 1996                   $     872.9  $      --   $      960.0 $   2,763.0  $      --    $   46.7   $  4,642.6

Net income                          --           --           --         938.5         --        --          938.5
Common stock dividends              --           --           --        (260.2)        --        --         (260.2)
Preference and Class A
   common stock dividends           --           --           --         (53.3)        --        --          (53.3)
Preferred stock dividends           --           --           --          (1.1)        --        --           (1.1)
Common stock issued                  2.5         --           16.8        --           --        --           19.3
Class A common stock issued         --          215.6      3,436.3        --           --        --        3,651.9
Change in unrealized
   holding gains, net               --           --           --          --           --        (4.4)        (4.4)
Spin-off of cellular
   division                         --           --           --        (259.1)        --        --         (259.1)
Purchase of treasury stock          --           --           --          --         (381.0)     --         (381.0)
Treasury stock issued               --           --           (0.7)      (45.9)       132.1      --           85.5
Other, net                           0.3         --           10.4        (5.0)        --         2.8          8.5
---------------------------------------------------------------------------------------------------------------------

Balance as of
   September 30, 1996        $     875.7  $     215.6 $    4,422.8 $   3,076.9  $    (248.9) $   45.1   $  8,387.2
                             ----------------------------------------------------------------------------------------




See accompanying condensed Notes to Consolidated Financial Statements.


                                                                         PART I.
                                                                         Item 1.
                              SPRINT CORPORATION
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         September 30, 1996 and 1995


The information contained in this Form 10-Q for the three- and nine-month interim periods ended September 30, 1996 and 1995, has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management's opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.


1.  Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in affiliates in which Sprint does not have a controlling interest are accounted for using the equity method.

The consolidated financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Those estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The prior periods' financial statements have been restated to reflect Sprint's spin-off of its cellular and wireless communications services division (Cellular) (see Note 2). The operating results, net assets and cash flows of Cellular have been separately classified as a discontinued operation and have been excluded from Sprint's continuing operations. Intercompany transactions with Cellular, which were previously eliminated in consolidation, have now been reflected in Sprint's consolidated financial statements.

Certain other amounts previously reported for the prior periods have been reclassified to conform to the current periods' presentation in the consolidated financial statements. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

During 1995,  Sprint  determined its local  communications  services division no longer met the criteria necessary for the continued application of the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, effective December 31, 1995, Sprint adopted accounting principles for a competitive marketplace for its local division. In accordance with SFAS No. 71, revenues and related net income of nonregulated operations attributable to intercompany transactions with Sprint's regulated telephone companies were not eliminated in the prior periods' consolidated financial statements. Intercompany revenues of these entities were $65 million and $210 million for the three and nine months ended September 30, 1995, respectively. In conjunction with the adoption of accounting principles for a competitive marketplace, these intercompany amounts have been eliminated beginning in 1996. All other significant intercompany transactions in 1996 and 1995 have been eliminated.

2.  Spin-off of Cellular Division

In March 1996, Sprint completed the tax-free spin-off of Cellular to the holders of Sprint common stock. The spin-off was effected by distributing to all holders of Sprint common stock all shares of Cellular common stock at a rate of 1 share of Cellular common stock for every 3 shares of Sprint common stock held. In connection with the spin-off, Cellular repaid $1.4 billion of intercompany debt owed by Cellular to Sprint. In addition, Sprint contributed to the equity capital of Cellular $185 million of debt owed by Cellular in excess of the amount repaid. This equity contribution, together with Sprint's previous investments in Cellular, resulted in Sprint's net investment in Cellular aggregating $259 million as of the date of the spin-off. The prior periods' financial statements have been restated to reflect the spin-off of Cellular (see
Note 1).


3.  Investments in Debt and Equity Securities

Investments in debt and equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding gains and losses are reflected as adjustments to other shareholders' equity, net of related income taxes.

During August 1996, Sprint purchased $183 million (face value) of Sprint Spectrum Senior Discount bonds for $100 million. These bonds will mature in 2006. As of September 30, 1996, the accreted cost of the bonds was $101 million and unrealized holding gains totaled $5 million. This investment is reflected in "Other current assets" on the 1996 consolidated balance sheet.

The cost of equity securities was $109 million as of September 30, 1996 and December 31, 1995. Net unrealized holding gains decreased to $141 million at September 30, 1996 from $154 million at December 31, 1995.


4.  Income Taxes

The differences that cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent are as follows (in millions):

                                                                                        Nine Months Ended
                                                                                            September 30,
                                                                                ----------------------------------
                                                                                        1996             1995
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision at the statutory rate                                      $        533.6     $      400.8

Effect of:
State income taxes, net of federal income tax effect                                      51.2             36.6
Investment tax credits included in income                                                 (5.3)           (11.2)
Other, net                                                                                 0.1            (12.6)
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision                                                            $        579.6     $      413.6
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 38.0%            36.1%
                                                                                --- ------------- -- -------------


5.  Common Stock and Other Shareholders' Equity

On January 31, 1996, Sprint, along with Deutsche Telekom AG (DT) and France Telecom (FT), consummated their joint venture, operating as Global One. Upon closing of the agreement, DT and FT acquired shares of a new class of convertible preference stock for a total of $3.0 billion. This resulted in DT and FT each holding 7.5 percent of Sprint's voting power. In April 1996, following the spin-off of Cellular, the preference stock was converted into shares of Class A common stock, and DT and FT acquired additional shares of Class A common stock. Following their aggregate investment of $3.7 billion, DT and FT each own shares of Class A common stock with 10 percent of Sprint's voting power.

DT and FT, as the holders of the Class A common stock, have the right in most circumstances to proportionate representation on Sprint's board of directors and to purchase additional shares of Class A common stock from Sprint to enable them to maintain their aggregate ownership level at 20 percent. In addition, the holders of Class A common stock have disapproval rights with respect to Sprint's undertaking certain types of transactions. DT and FT have also entered into a standstill agreement with Sprint that contains restrictions on their ability to acquire voting securities of Sprint other than as contemplated by their investment agreement with Sprint and related agreements. The standstill agreement also contains customary provisions restricting DT and FT from initiating or participating in any proposal with respect to the control of Sprint.


6.  Litigation, Claims and Assessments

Following the announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits were dismissed. On June 27, 1996, Centel and the other defendants were granted summary judgment in the federal action. The plaintiffs have appealed the court's order. On October 12, 1995, the New York trial court granted the motion of Centel's financial advisors to dismiss a purported class action suit filed against them in connection with their representation of Centel in the merger. The plaintiffs have appealed the order dismissing their claims. Sprint may have indemnification obligations to the financial advisors in connection with this suit. Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.


7.  Supplemental Cash Flows Information and Noncash Activities (in millions)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                --- ------------------------------
                                                                                        1996             1995
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash paid for:
   Interest (net of amounts capitalized)
     Continuing operations                                                       $       152.9     $      186.5
                                                                                --- ------------- -- -------------
     Cellular division                                                           $        22.9     $       95.1
                                                                                --- ------------- -- -------------
   Income taxes                                                                  $       548.5     $      407.0
                                                                                --- ------------- -- -------------


On January 31, 1996, in connection with the consummation of the Global One joint venture, Sprint contributed cash, property, plant and equipment, and other assets and liabilities of certain international operations to Global One. The net book value of the noncash assets and liabilities contributed to Global One totaled $65 million.

During the nine months ended September 30, 1996, Sprint issued treasury stock and previously unissued common stock to employees in connection with an employee stock purchase plan. The stock had a market value of $65 million.

During the nine months ended September 30, 1996, as discussed in Note 2, Sprint completed the tax-free spin-off of Cellular to the holders of Sprint common stock. The spin-off had no immediate effect on cash flows other than Cellular's repayment of $1.4 billion in intercompany debt to Sprint.


8.  Supplemental Earnings per Share (EPS) Information

Had the Class A common stock shares discussed in Note 5 been issued as of January 1, 1996, and the related proceeds been used to repay debt or invested on a temporary basis at that time, Sprint's EPS from continuing operations for the three months ended September 30, 1996, would have been unchanged. For the nine months ended September 30, 1996, EPS from continuing operations would have decreased from $2.23 per share to an estimated $2.19 per share.


9.  Subsequent Events

In October 1996, Sprint's Board of Directors declared dividends of $0.25 per share on both Sprint's common stock and Sprint's Class A common stock payable on December 27, 1996.

                                                                         PART I.
                                                                         Item 2.
                            SPRINT CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sprint Corporation, incorporated in 1938 under the laws of Kansas, is primarily a holding company. Sprint's principal subsidiaries provide domestic and international long distance and local exchange telecommunications services. Other subsidiaries are engaged in the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

Sprint and its subsidiaries (Sprint) include certain estimates, projections and other forward-looking statements in its reports as well as in presentations to analysts and others and in other material disseminated to the public. There can be no assurances of future performance. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

         the effects of  vigorous  competition  in the markets in which  Sprint operates;
         the cost of  entering  new  markets  necessary  to  provide seamless services;
         the risks  associated with Sprint's  investment in Sprint Spectrum and
          Global One which are presently in early stages of development;
         the impact of any unusual items resulting from ongoing  evaluations of
          Sprint's business  strategies;
         requirements imposed on Sprint and its competitors by the Federal
          Communications Commission (FCC) and state regulatory commissions under the Telecommunications Act of 1996;
         the possibility of one or more of the markets in which Sprint competes being impacted by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control; and
         unexpected results in litigation filed against Sprint.

Long Distance Communications Services. The long distance division is the nation's third largest long distance telephone company, operating a nationwide all-digital long distance communications network utilizing state-of-the-art fiber-optic and electronic technology. The division primarily provides domestic and international voice, video and data communications services. The division offers its services to the public subject to different levels of state and federal regulation, but rates are not subject to rate-base regulation except nominally in some states.

Local Communications Services. The local division consists of regulated local exchange carriers (LECs) that serve more than seven million access lines in 19 states. In addition to furnishing local exchange services, the division provides intraLATA toll service and interLATA access by telephone customers and other carriers to Sprint's local exchange facilities.

Sprint has initiated efforts to enter local markets across the United States by filing for competitive local exchange carrier status. Through October 1996, Sprint had filed in 47 states and the District of Columbia. State regulatory commissions have authorized Sprint to provide competitive local telephone service in 18 states and the District of Columbia.

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

Joint Ventures

Sprint Spectrum

Sprint is a 40 percent partner in Sprint Spectrum L.P. (Sprint Spectrum), a partnership with Tele-Communications Inc., Comcast Corporation and Cox
Communications, Inc. Sprint Spectrum plans to provide wireless personal communications services (PCS) on a broad geographic basis within the United States under the "Sprint PCS" brand name.

As part of an overall strategy to increase PCS coverage, Sprint has elected to participate in the FCC auction of PCS licenses which began in late August 1996. If Sprint acquires PCS licenses or invests in any other entity that acquires licenses, it is expected that affiliation arrangements will be entered into with Sprint Spectrum.

Global One

Sprint is also a partner in Global One, a joint venture with Deutsche Telekom AG
(DT) and France Telecom (FT) to provide seamless global telecommunications services to business, residential and carrier markets worldwide. The interests of DT and FT in the venture are held by their own joint venture, referred to as Atlas. The operating group serving Europe (excluding France and Germany) is owned one-third by Sprint and two-thirds by Atlas. The operating group for the worldwide activities outside the United States and Europe is owned 50 percent by Sprint and 50 percent by Atlas. Home country markets are served by DT in Germany, FT in France and Sprint in the United States.

Telecommunications Law

The Telecommunications Act of 1996, which was signed into law in February 1996, promotes competition in all aspects of telecommunications. In particular, the new law removes barriers to competition that will enable local and long distance companies and cable TV companies to enter each others' markets. The Regional Bell Operating Companies (RBOCs) were allowed to provide out-of-region and incidental long distance service upon enactment. The RBOCs will be allowed to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist" and a FCC ruling that it is in the public interest and that a facilities-based competitor exists in each market. The new law directs the FCC to adopt rules that will significantly influence the amount and shape of competition in both local and long distance markets in the future.

The new law eliminates regulatory barriers to entry into local telephone markets and imposes several obligations upon incumbent LECs. They must allow local resale without unreasonable restrictions, provide number portability and dialing parity, afford access to rights-of-way, establish reciprocal compensation arrangements, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The FCC adopted regulations to implement these requirements on August 1, 1996. Some RBOCs, other LECs and some state regulatory commissions appealed the FCC's regulations. The cases were consolidated in the 8th Circuit Court of Appeals. The parties requested and the Court granted a partial stay of the FCC's regulations pending the outcome of the appeal. The stay was subsequently upheld by a Supreme Court justice. The stay applies primarily to the costing and pricing regulations and gives the parties and the states the ability to negotiate and arbitrate rates during the appeal. The Court set an expedited schedule for the appeal that could result in a decision by mid-1997.

The impact of the Act on Sprint is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Act offers opportunities as well as risks. Sprint should benefit from the opportunity to enter additional local telephone markets. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. The risk aspect of local competition is that market shares of Sprint's LECs in their current operating regions (approximately 5 percent of the nation's local phone lines) are likely to decline.

The removal of the long distance restrictions on the RBOCs is not expected to have an immediate significant adverse impact on Sprint because of the substantial preconditions that must be met before RBOCs can provide most in-region long distance services. In addition, Sprint has been selected to be the underlying carrier of long distance service for four of the RBOCs. This could offset losses of long distance customers at the retail level when the RBOCs are allowed to provide in-region long distance services.

Results Of Operations

Consolidated

Sprint's two primary divisions -- long distance and local exchange -- generated improved net operating revenues and operating income in the third quarter of 1996 compared with the third quarter of 1995. The long distance division generated a 21 percent growth in traffic volumes over the third quarter of 1995 while the number of access lines served by the local division grew 5.4 percent during the past 12 months.

Consolidated net operating revenues for the third quarter of 1996 were $3.54 billion, a nearly 11 percent increase over net operating revenues of $3.21 billion for the third quarter of 1995. For the third of quarter of 1996, income from continuing operations was $316 million, or $0.73 per share, compared with $264 million, or $0.75 per share, for the third quarter of 1995. For the nine months ended September 30, 1996, consolidated net operating revenues were $10.42 billion, a nearly 11 percent increase over net operating revenues of $9.43 billion for the same 1995 period. Income from continuing operations for the 1996 nine-month period was $945 million, or $2.23 per share, compared with $732 million, or $2.08 per share, for the same 1995 period. The 1996 three- and nine-month periods include $47 million ($0.10 per share) and $113 million ($0.27 per share), respectively, in after-tax losses related to Sprint Spectrum and Global One compared with $7 million ($0.02 per share) and $15 million ($0.04 per share), respectively, of losses for the same 1995 periods.



Long Distance Communications Services
                                                                  Selected Operating Results
                                                                         (In Millions)
                                             ----------------------------------------------------------------------
                                                    Three Months Ended
                                                       September 30,                           Variance
                                             ----------------------------------     -------------------------------
                                                     1996             1995             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- -----------------

Net operating revenues                       $      2,083.6    $     1,826.9    $        256.7          14.1%

Operating expenses
   Interconnection                                    936.2            777.5             158.7          20.4%
   Operations                                         257.9            253.9               4.0           1.6%
   Selling, general and administrative                487.9            464.9              23.0           4.9%
   Depreciation and amortization                      159.3            147.6              11.7           7.9%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            1,841.3          1,643.9             197.4          12.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        242.3    $       183.0    $         59.3          32.4%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       11.6%            10.0%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Nine Months Ended
                                                       September 30,                          Variance
                                             --- ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues                       $      6,138.1    $     5,351.2    $        786.9          14.7%

Operating expenses
   Interconnection                                  2,736.1          2,295.9             440.2          19.2%
   Operations                                         785.3            748.8              36.5           4.9%
   Selling, general and administrative              1,446.8          1,372.9              73.9           5.4%
   Depreciation and amortization                      466.0            428.4              37.6           8.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            5,434.2          4,846.0             588.2          12.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        703.9    $       505.2    $        198.7          39.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       11.5%             9.4%
                                             --- ------------- -- -------------

On January 31, 1996, the long distance division contributed certain international assets and related operations of its international business unit to Global One (the Contribution to Global One). As a result, the operating results of those international operations have been reflected in the long distance division's operating results only through the date of contribution. Had the Contribution to Global One occurred on January 1, 1995, operating income for the 1996 three- and nine-month periods would have increased an estimated 22 percent and 29 percent, respectively, from the same 1995 periods. The related operating margins would have been an estimated 11.6 percent for both 1996 periods versus 11.2 percent and 10.5 percent for the 1995 three- and nine-month periods, respectively.

Net operating revenues for the 1996 three- and nine-month periods increased 14 percent and 15 percent, respectively, over the same 1995 periods. Traffic volumes increased 21 percent and 19 percent for the 1996 three- and nine-month periods compared with the same 1995 periods.

Revenue growth for the 1996 three- and nine-month periods was mainly driven by strong volume growth in the residential, business and wholesale markets. Both 1996 periods also reflect continuing growth in the data services markets. Growth in the residential market reflects the continuing success of Sprint Sense (sm), a flat rate calling plan. The small-to-medium business market, which experienced revenue declines during 1995, produced increased net operating revenues in the 1996 three- and nine-month periods compared with the same 1995 periods. These increases generally reflect the introduction and continued success of the Fridays Free (sm) calling plan, which experienced strong domestic and international volume growth. Growth in the data services market, which includes sales of consumer on-line services, reflects continued growth in demand and expanded service offerings. The wholesale market experienced strong growth in both the international and domestic markets. The Contribution to Global One resulted in reduced revenue as customers of the international operations became Global One customers. Global One traffic carried by the division is now priced on a wholesale, rather than retail, basis, contributing to the strong increases in the wholesale markets. Had the Contribution to Global One occurred as of January 1, 1995, the division's net operating revenues for the 1996 three- and nine-month periods would have increased an estimated 17 percent compared with the same 1995 periods.

Interconnection costs consist of amounts paid to local exchange carriers, other domestic service providers, and foreign telephone companies to complete calls made by the division's domestic customers. Interconnection costs increased during the 1996 three- and nine-month periods compared with the same 1995 periods mainly due to strong growth in both international outbound and domestic traffic volumes. For the 1996 three- and nine-month periods, interconnection costs were 44.9 percent and 44.6 percent, respectively, of net operating revenues versus 42.6 percent and 42.9 percent for the same 1995 periods. The increases in interconnection costs as a percentage of net operating revenues reflect changes in revenue mix, particularly the growth in international traffic. In addition, this percentage relationship was affected by reduced revenues due to Global One traffic being priced on a wholesale rather than retail basis, as discussed above. These factors were partially offset by reduced costs of connecting to networks both domestically and internationally. Interconnection costs for the 1996 periods were nominally impacted by the Contribution to Global One. Had the contribution occurred as of January 1, 1995, interconnection costs for the 1995 three- and nine-month periods would have been an estimated 43.7 percent and 44.0 percent, respectively, of net operating revenues.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the 1996 three- and nine-month periods increased $4 million and $37 million, respectively, from the same 1995 periods. These increases were mainly due to growth in the residential, business and wholesale markets, partly offset by the impact of the Contribution to Global One. Had the Contribution to Global One occurred as of January 1, 1995, the division's operations expense for the 1996 three- and nine-month periods would have increased an estimated 20 percent and 19 percent, respectively, from the same 1995 periods.

Selling, general and administrative (SG&A) expense for the 1996 three- and nine-month periods increased $23 million and $74 million, respectively, over the same 1995 periods. The increases generally reflect the overall growth in the division's operating activities. The increases in SG&A expense were generally due to costs related to advertising and marketing efforts, which continue to be important in the intensely competitive long distance marketplace. These increases were partly offset by the Contribution to Global One. Had the contribution occurred as of January 1, 1995, SG&A expense would have increased an estimated 10 percent and 9 percent for the 1996 three- and nine-month periods, respectively, compared with the 1995 periods.

Depreciation and amortization expense increased during the 1996 three- and nine-month periods compared with the same 1995 periods generally due to an increased asset base. The increased asset base supports data revenue growth and improved transport capacity resulting from the deployment of the synchronous optical network (SONET). Depreciation and amortization expense was minimally affected by the Contribution to Global One. Included in the contribution were depreciable assets with an aggregate net book value of $110 million.


Local Communications Services
                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                       September 30,                          Variance
                                             ----------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                             $        532.5    $       474.7    $         57.8          12.2%
   Network access                                     473.5            422.4              51.1          12.1%
   Toll service                                       103.7            123.1             (19.4)        (15.8)%
   Other                                              205.1            159.7              45.4          28.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                        1,314.8          1,179.9             134.9          11.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                   357.7            335.8              21.9           6.5%
   Depreciation and amortization                      225.3            208.6              16.7           8.0%
   Customer operations                                168.6            152.3              16.3          10.7%
   Other                                              224.8            192.8              32.0          16.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              976.4            889.5              86.9           9.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        338.4    $       290.4    $         48.0          16.5%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       25.7%            24.6%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Nine Months Ended
                                                       September 30,                          Variance
                                             --- ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                             $      1,541.3    $     1,393.0    $        148.3          10.6%
   Network access                                   1,394.8          1,251.9             142.9          11.4%
   Toll service                                       323.6            367.2             (43.6)        (11.9)%
   Other                                              578.2            476.5             101.7          21.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                        3,837.9          3,488.6             349.3          10.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                 1,032.8          1,011.6              21.2           2.1%
   Depreciation and amortization                      681.9            623.1              58.8           9.4%
   Customer operations                                484.2            440.3              43.9          10.0%
   Other                                              640.0            582.2              57.8           9.9%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            2,838.9          2,657.2             181.7           6.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        999.0    $       831.4    $        167.6          20.2%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       26.0%            23.8%
                                             --- ------------- -- -------------


Sprint adopted accounting principles for a competitive marketplace effective December 31, 1995, and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to its local division. The primary effects of Sprint's discontinued application of SFAS No. 71 were that certain accumulated depreciation balances were increased; plant asset lives were shortened from regulator-prescribed lives to estimated economic lives; switch software costs, which had previously been expensed as incurred, are now being capitalized and amortized; and the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71 but which would not have been recognized as such by enterprises in general were eliminated from the consolidated balance sheet.

Alternative regulation now exists in eight states in which the division operates, impacting 67 percent of its access lines. Effective January 1, 1996, Sprint's operations in Florida, which represent approximately 25 percent of its access lines, changed from rate of return regulation to price regulation. At the same time, the Florida local markets were opened to competition. Effective in June 1996, North Carolina, which represents 18 percent of the division's access lines, adopted alternative regulation. This shift from rate of return regulation to various forms of alternative regulation will result in seasonal trends in the division's revenues.

The division's net operating revenues for the 1996 three- and nine-month periods increased 11 percent and 10 percent, respectively, over the same 1995 periods. Growth in local service revenues reflects continued increases in the number of access lines served and growth in add-on services, such as custom calling features. The number of access lines served grew 5.4 percent during the past twelve months. This increase was driven by strong economic growth in the division's service areas and by multiple access lines being added by both business and residential customers.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased due to increased traffic volumes, a portion of which is due to a migration of traffic related to toll service revenues as described below. Traffic volumes increased due to strong economic conditions in many of Sprint's operating territories coupled with the harsh 1996 winter season experienced on the east coast. The impact of the FCC's interim interstate price caps plan, which became effective August 1, 1995, increased network access revenues for the 1996 nine-month period and had a nominal effect on the 1996 three-month period. Under the new plan, the local division adopted a rate formula based on the maximum productivity factors that effectively removes the earnings cap on the division's interstate access revenues. Interstate access revenues currently comprise approximately 60 percent of the division's network access revenues.

Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 16 percent and 12 percent for the 1996 three- and nine-month periods, respectively. The decreases primarily reflect increased competition in the intrastate long distance market as interexchange long distance carriers are now offering intraLATA long distance service in certain states. While toll service revenues have declined due to this increased competition, this reduction is partially recovered through increased network access revenues resulting from additional use of the local network by interexchange long distance carriers.

Other revenues, including revenues from sales of telecommunications equipment, directory publishing fees, and billing and collection services, increased 28 percent and 21 percent for the 1996 three- and nine-month periods, respectively, over the same 1995 periods. The increases were generally due to growth in equipment sales.

Plant operations expense includes network operations, repair and maintenance costs of property, plant and equipment, and other costs related to the provision of local exchange services. Plant operations expense increased $22 million and $21 million for the 1996 three- and nine-month periods, respectively, compared with the same 1995 periods. These increases mainly reflect increased service costs due to access line growth and increased repair and maintenance expenses in the division's Florida and Mid-Atlantic regions related to bad weather conditions, including the storms and hurricanes that have occurred during 1996. Partially offsetting the increases in plant operations expense is the change in accounting treatment of switch software costs due to the adoption of accounting principles for a competitive marketplace. As a result, Sprint now capitalizes and amortizes switch software costs; previously, these costs were expensed as incurred.

Depreciation and amortization expense increased for the 1996 three- and nine-month periods compared with the same 1995 periods mainly due to plant additions. Amortization of capitalized switch software costs also contributed to the increase. Throughout 1996, this amortization is expected to substantially offset the related decrease in plant operations expense discussed above. Accordingly, the annual impact on operations resulting from the capitalization of switch software is not expected to be significant. Additionally, the impact of shortened asset lives due to the adoption of accounting principles for a competitive marketplace is not expected to have a significant effect on 1996 operating results.

Customer operations expense includes costs related to business office operations and billing services, marketing costs, and expenses related to providing operator and directory assistance and other customer services. Customer operations expense increased $16 million and $44 million in the 1996 three- and nine-month periods, respectively, compared with the same 1995 periods. The increases were primarily due to increased marketing costs to promote new products and services and the overall growth in access lines.

Other operating expenses increased $32 million and $58 million in the 1996 three- and nine-month periods over the same 1995 periods mainly due to the growth in equipment sales.


Product Distribution and Directory Publishing Businesses

                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                    Three Months Ended
                                                       September 30,                          Variance
                                             ----------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Non-affiliated                            $        226.6    $       208.9    $         17.7           8.5%
   Affiliated                                          94.6             86.2               8.4           9.7%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                          321.2            295.1              26.1           8.8%

Operating expenses
   Costs of services and products                     271.0            247.1              23.9           9.7%
   Selling, general and administrative                 22.3             22.4              (0.1)         (0.4)%
   Depreciation and amortization                        1.8              1.9              (0.1)         (5.3)%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              295.1            271.4              23.7           8.7%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         26.1    $        23.7    $          2.4          10.1%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                        8.1%             8.0%
                                             --- ------------- -- -------------










                                                                  Selected Operating Results
                                                                        (In Millions)
                                             ---------------------------------------------------------------------
                                                     Nine Months Ended
                                                         September 30,                        Variance
                                             --- ------------------------------     ------------------------------
                                                     1996             1995             Dollar         Percent
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Non-affiliated                            $        655.2    $       605.6    $         49.6           8.2%
   Affiliated                                         270.3            264.8               5.5           2.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                          925.5            870.4              55.1           6.3%

Operating expenses
   Costs of services and products                     776.8            733.8              43.0           5.9%
   Selling, general and administrative                 67.7             66.0               1.7           2.6%
   Depreciation and amortization                        5.5              5.5              --             --
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              850.0            805.3              44.7           5.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         75.5    $        65.1    $         10.4          16.0%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                        8.2%             7.5%
                                             --- ------------- -- -------------


North Supply, Sprint's product distribution subsidiary, had net operating revenues of $240 million and $684 million for the 1996 three- and nine-month periods, respectively, increasing $18 million and $30 million from the same 1995 periods. North Supply's service and product costs increased to $206 million for the 1996 three-month period from $189 million for the same 1995 period. For the 1996 nine-month period, service and product costs increased to $585 million from $560 million during the same 1995 period. These results were primarily due to increased sales.

Sprint Publishing & Advertising, Sprint's directory publishing subsidiary, had net operating revenues of $82 million and $241 million for the 1996 three- and nine-month periods, respectively, versus $73 million and $216 million for the same 1995 periods. For the 1996 three- and nine-month periods, service and product costs increased to $65 million and $192 million, respectively, from $58 million and $173 million for the same 1995 periods.

Non-Operating Items


Interest Expense

Interest costs consist of the following (in millions):

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                             --- ------------------------------ --- ------------------------------
                                                     1996             1995              1996             1995
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Interest expense from continuing operations  $         48.0    $        64.7    $        145.2    $       201.9
Interest costs related to Cellular
   operations                                          --               32.9              21.3             94.4
Capitalized interest costs                             27.4             21.7              80.6             34.0
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total interest costs                         $         75.4    $       119.3    $        247.1    $       330.3
                                             --- ------------- -- ------------- --- ------------- -- -------------

Average debt outstanding                     $      3,384.0    $     5,994.8    $      3,692.2    $     5,481.0
                                             --- ------------- -- ------------- --- ------------- -- -------------

Effective interest rate                                8.9%             8.0%              8.9%             8.0%
                                             --- ------------- -- ------------- --- ------------- -- -------------


Interest expense related to Cellular's operations has been included in "Discontinued operation" on the consolidated income statements. For the 1996 periods, Sprint's average debt outstanding, including the debt incurred to fund intercompany advances to Cellular prior to the spin-off, decreased compared with the 1995 periods. This is mainly due to repayments funded by the cash received from DT and FT for their equity investment in Sprint as well as the cash received from Cellular to repay intercompany debt in connection with Sprint's spin-off of Cellular. Sprint's effective interest rate increased for the 1996 periods mainly due to the significant decrease in short-term borrowings as a percentage of total borrowings. Had all of the proceeds from Cellular's repayment of intercompany debt been used to retire outstanding external debt, interest expense from continuing operations would have been lower than reported; however, the proceeds have been invested on a short-term basis resulting in a corresponding increase in interest income (see "Other Expense, Net").


Other Expense, Net

The components of other expense, net are as follows (in millions):

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                             --- ------------------------------ --- ------------------------------
                                                     1996             1995              1996             1995
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Equity in loss of Sprint Spectrum            $        (47.6)   $        (7.2)   $       (120.4)   $       (12.5)
Equity in loss of Global One and related
   venture costs                                      (24.2)            (4.8)            (51.5)           (11.0)
Loss on sales of accounts receivable                   --               (9.7)             (4.3)           (29.3)
Dividend and interest income                           22.4              3.9              66.1             11.6
Gains on sales of telecommunications assets             8.1             --                15.0             --
Other                                                   0.2             (2.5)             10.1            (13.5)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total other expense, net                     $        (41.1)   $       (20.3)   $        (85.0)   $       (54.7)
                                             --- ------------- -- ------------- --- ------------- -- -------------


Income Tax Provision

See Note 4 of Condensed Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's financial condition at September 30, 1996 compared with December 31, 1995, mainly reflects the completion of strategic initiatives during the first half of 1996. Cash received from DT's and FT's investment in Sprint and Cellular's repayment of intercompany debt was used to reduce short- and long-term debt. In addition, Sprint used the cash to meet its commitments related to Sprint Spectrum and to terminate an accounts receivable sales agreement. The remaining proceeds have been invested on a temporary basis. As a result, Sprint's debt-to-capital ratio improved to 28.4 percent at September 30, 1996 compared with 54.8 percent at December 31, 1995.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Cash flows from the operating activities of Sprint's continuing operations were $1.60 billion during the first nine months of 1996, compared with $1.76 billion during the first nine months of 1995. During the first quarter of 1996, Sprint terminated an accounts receivable sales agreement, resulting in a $600 million increase in accounts receivable. Excluding the effect of this termination, cash flows from continuing operations for the 1996 nine-month period increased $442 million compared with the same 1995 period, generally reflecting improved operating results in all divisions.

Cash Flows - Investing Activities

Investing activities of Sprint's continuing operations used cash of $2.09 billion and $2.18 billion during the 1996 and 1995 year-to-date periods, respectively. Capital expenditures were $1.57 billion and $1.28 billion during the first nine months of 1996 and 1995, respectively. Long distance capital expenditures totaled $646 million for the first nine months of 1996 compared with $528 million for the same period in 1995. The 1996 expenditures were incurred mainly to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased demand for data-related services. Capital expenditures for the local division totaled $887 million for the first nine months of 1996 compared with $728 million for the same 1995 period. Due to the December 31, 1995 adoption of accounting principles for a competitive marketplace, the local division now capitalizes switch software costs. Previously, these costs were expensed as incurred. For the 1996 nine-month period, switch software costs totaled $62 million. The remaining 1996 capital expenditures were made to accommodate access line growth and to expand the division's capabilities for providing enhanced telecommunications services.

During the first nine months of 1996, Sprint contributed $274 million to Sprint Spectrum. These contributions were used to fund Sprint's portion of Sprint Spectrum's capital and operating requirements. Sprint does not anticipate additional capital contributions to Sprint Spectrum during the remainder of 1996. During the first nine months of 1995 Sprint contributed $892 million to Sprint Spectrum. This contribution was used to fund Sprint's portion of payments to the FCC for licenses acquired in the PCS auction as well as for capital and operating requirements. Investments in affiliates for the nine months ended September 1996 also includes cash of $39 million held by Sprint's international operations at the time of the Contribution to Global One.

During August 1996, Sprint purchased $183 million (face value) of Sprint Spectrum Senior Discount bonds for $100 million. Also in the third quarter of 1996, Sprint made a deposit of $84 million to participate in the FCC auction of PCS licenses. See Joint Ventures - Sprint Spectrum for further discussion.

In connection with the March 1996 spin-off of Cellular, Cellular repaid $1.4 billion of intercompany debt to Sprint. Prior to the spin-off, Cellular's 1996 investing activities required net cash of $141 million, primarily for the acquisition of additional cellular properties and capital expenditures.

Cash Flows - Financing Activities

Financing activities provided cash of $684 million during the 1996 nine-month period compared with $827 million in the same 1995 period. DT and FT acquired shares of a new class of Sprint stock for a total of $3.7 billion. These proceeds, together with the $1.4 billion received from Cellular as discussed above, were used to reduce outstanding debt, meet commitments related to Sprint Spectrum and terminate an accounts receivable sales agreement. The remaining proceeds were invested on a temporary basis.

Financing activities during 1995 generally reflect debt issued in order to fund commitments associated with Sprint Spectrum.

Capital Requirements

During 1996, Sprint anticipates funding annual capital expenditures of $2.2 billion and annual dividends of $425 million with cash flows from operating activities (excluding the impact of the termination of the accounts receivable sales agreement). Sprint expects to continue to reduce outstanding debt with available cash.

In March 1996, the Sprint Board of Directors authorized the repurchase of up to 10 million shares of Sprint common stock, of which 9.4 million shares were repurchased during the first nine months of 1996. In addition, in October 1996, the Board of Directors authorized the repurchase of shares on the open market to meet share issuance requirements of employee benefit plans and the conversion of preferred stock through 1998. These requirements have historically been 4 to 5 million shares per year. Repurchased shares will be held as treasury stock until reissued for these stated purposes.

Liquidity

As of September 30, 1996, Sprint had the ability to borrow $1.3 billion under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale $900 million of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

The aggregate amount of additional borrowings that can be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of September 30, 1996, Sprint had borrowing capacity of $12.9 billion under the most restrictive of its debt covenants.

The most restrictive covenant applicable to dividends results from Sprint's revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. Due to this requirement, $2.48 billion of Sprint's $3.08 billion consolidated retained earnings were effectively restricted from the payment of dividends as of September 30, 1996.

General Hedging Policies

Sprint utilizes certain derivative instruments in an effort to manage exposure to interest rate risk and foreign exchange risk. Sprint's use of these derivative instruments related to hedging activities is limited to interest rate swap agreements, interest rate caps and forward contracts and options in foreign currencies. As is customary for these types of derivative instruments, Sprint does not require collateral or other security from the counterparties to the agreements. However, since Sprint controls its exposure to credit risk through credit approvals, credit limits, and internal monitoring procedures, Sprint believes its credit risk exposure is limited.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on optimizing consolidated cash flows and stabilizing accounting results. Sprint does not hedge translation exposure because it believes optimizing consolidated cash flows will, over time, maintain shareholder value. Sprint's primary transaction exposure in foreign currencies results from changes in foreign exchange rates between the dates Sprint incurs and settles liabilities (payable in a foreign currency). These liabilities reflect charges from overseas telephone companies for terminating international calls made by Sprint's domestic customers.

                                                               PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1996.


Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 1996.


Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 1996.


Item 5.  Other Information

         Sprint's ratios of earnings to fixed charges were 6.14 and 4.41 for the three months ended September 30, 1996 and 1995, respectively, and 6.04 and 4.44 for the nine months ended September 30, 1996 and 1995, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income from continuing operations before taxes, less capitalized interest and equity losses of less than 50 percent owned entities included in income, and (b) fixed charges. Fixed charges consist of interest on all indebtedness of continuing operations (including amortization of debt issuance expenses), the interest component of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

          (3)     Bylaws

                  (a)    Bylaws, as amended

         (10)     Executive Compensation Plans and Arrangements:

                  (a)    1985 Stock Option Plan, as amended

                  (b)    1990 Stock Option Plan, as amended

                  (c)    1990 Restricted Stock Plan, as amended

                  (d)    Executive Deferred Compensation Plan, as amended

                  (e)    Management Incentive Stock Option Plan, as amended

                  (f)    Long-Term Stock Incentive Program, as amended

                  (g)    Key Management Benefit Plan, as amended

                  (h)    Directors Deferred Fee Plan, as amended

                  (i)    Long-Term Incentive Compensation Plan, as amended

                  (j)    Centel Stock Option Plan, as amended

                  (k)    Summary of Executive Officer and Director Benefits

         (11)     Computation of Earnings Per Common Share

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedules:

                  (a)    September 30, 1996 Financial Data Schedule

                  (b)    September 30, 1995 Restated Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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







                                                             SPRINT CORPORATION
                                                             (Registrant)





                                      By     /s/  John P. Meyer
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  November 8, 1996

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER

          (3)     Bylaws

                  (a)    Bylaws, as amended

         (10)     Executive Compensation Plans and Arrangements:

                  (a)    1985 Stock Option Plan, as amended

                  (b)    1990 Stock Option Plan, as amended

                  (c)    1990 Restricted Stock Plan, as amended

                  (d)    Executive Deferred Compensation Plan, as amended

                  (e)    Management Incentive Stock Option Plan, as amended

                  (f)    Long-Term Stock Incentive Program, as amended

                  (g)    Key Management Benefit Plan, as amended

                  (h)    Directors Deferred Fee Plan, as amended

                  (i)    Long-Term Incentive Compensation Plan, as amended

                  (j)    Centel Stock Option Plan, as amended

                  (k)    Summary of Executive Officer and Director Benefits

         (11)     Computation of Earnings Per Common Share

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedules:

                  (a)    September 30, 1996 Financial Data Schedule

                  (b)    September 30, 1995 Restated Financial Data Schedule