Form 10-K
period 1996-12-31
SPRINT CORP
filed 1997-03-11
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended               December 31, 1996
                             -----------------------------------

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                                to

    Commission file number                            1-4721

                               SPRINT CORPORATION
             (Exact name of registrant as specified in its charter)

               KANSAS                                            48-0457967
  (State or other jurisdiction of                               (IRS Employer
    incorporation or organization)                           Identification No.)

           P.O. Box 11315, Kansas City, Missouri  64112
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code      (913) 624-3000
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:
        Title of each class            Name of each exchange on which registered
-----------------------------------   ------------------------------------------
Preferred Stock, without par value
   First series, $7.50 stated value                      New York Stock Exchange
   Second series, $6.25 stated value                     New York Stock Exchange
Common stock, $2.50 par value, and Rights                New York Stock Exchange
   (shares outstanding at February 28,                   Chicago Stock Exchange
   1997, 344,594,632)                                    Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for these shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.
                                                  Yes  X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates at February 28, 1997 is $15,637,309,097.

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

                              SPRINT CORPORATION

                      SECURITIES AND EXCHANGE COMMISSION
                           ANNUAL REPORT ON FORM 10-K



Part I

Item 1.  Business

The Corporation

     Sprint Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company. The principal activities of Sprint and its subsidiaries (Sprint) include domestic and international long distance and local exchange telecommunications services. Other activities include emerging businesses and product distribution and directory publishing as discussed below. In March 1996, Sprint spun off its cellular and wireless communications services division (Cellular) to holders of Sprint's common stock.

Telecommunications Law

     The Telecommunications Act of 1996 (the Act), which was signed into law in February 1996, promotes competition in all aspects of telecommunications. Of particular relevance to Sprint, the Act eliminates legal and regulatory barriers to entry into local telephone markets and requires incumbent local exchange carriers (LECs), among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Act also allows Bell Operating Companies (BOCs) to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain a Federal Communications Commission (FCC) ruling that the provision of in-region long distance service is in the public interest. As part of its public interest inquiry, the FCC must solicit the views of the Department of Justice and give those views substantial weight.

     The FCC adopted detailed rules in August 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public service commissions (PSC) appealed these rules to the U.S. Court of Appeals, which stayed some of the pricing rules pending full review by the court. A court decision is expected in mid-1997.

     The FCC is also expected to issue decisions in 1997 on two related matters critical to local competition -- universal service reform and access reform. Currently, local rates are subsidized through implicit subsidies, such as above-cost access charges imposed on long distance companies for connections to local customers. The purpose of universal service reform is to establish an explicit subsidy mechanism to replace the current implicit subsidies. Access reform will change the structure and level of access charges and will determine the degree of regulatory oversight for those charges.

     The impact of the Act on Sprint cannot be determined because the rules for local competition are still being decided by regulators and the courts. Sprint intends to provide competitive local exchange carrier (CLEC) service and has filed for certification in most states in anticipation of the opening of local markets to competition. This CLEC activity is important to Sprint both from offensive and defensive perspectives because it will allow customers to look to Sprint for all their telecommunications needs. Because of high development costs, however, CLEC activities are unlikely to be profitable for the first few years.

     In those areas where Sprint is the incumbent LEC, local competition is expected to eventually result in some loss of market share. However, because Sprint's LEC operations are geographically dispersed and largely in rural markets, local competition is expected to occur more gradually. Entry is most likely to be through the resale of Sprint LEC services or through the purchase of Sprint LEC unbundled network elements. This will allow Sprint to retain revenue for customers lost to CLEC competition.

     The impact of local competition is also dependent on the outcome of the universal service reform and access reform dockets at the FCC. While Sprint has presented a proposal to the FCC that fairly balances the conflicting interests of industry participants, Sprint cannot predict what the FCC will do. If regulators were to require an immediate reduction in access subsidies flowing to local service without offsetting universal service support or giving LECs an opportunity to re-balance local rates, Sprint's local division would be adversely impacted. On the other hand, a reduction in access charges would benefit Sprint's long distance division (and other long distance companies) because access charges are the largest single cost of providing long distance service. Long distance companies should benefit from lower access charges even if these lower rates are flowed through to customers because lower long distance prices will likely stimulate additional demand.

     Several BOCs claim that they meet the competitive checklist and will seek FCC approval to offer in-region long distance service in 1997. Given the absence of local competition ground rules and the absence of any meaningful local competition, Sprint believes these applications are premature. However, even if BOCs were to get authority to offer in-region long distance services, it is likely that any loss of Sprint customers at the retail level would be offset, since Sprint is the underlying network provider to at least three of the seven regional Bell operating companies.

Strategic Alliances

     Sprint is a 40% partner in Sprint Spectrum L.P. (Sprint PCS), a partnership with Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single technology, 100% digital, state-of-the-art, wireless network to provide personal communication services
(PCS) across the United States.

     During December 1996, Sprint PCS launched service in the first of 65 metropolitan markets. Sprint PCS expects to complete this first phase in 1997 and have service in markets covering nearly 100 million people by early 1998. Sprint PCS, through its affiliate, American Personal Communications (APC), launched the nation's first PCS system in the Washington, D.C., and Baltimore, Maryland, areas in November 1995.

     Sprint is a partner in Global One, a joint venture with Deutsche Telekom AG
(DT) and France Telecom (FT) to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany), and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

     In connection with the formation of the Global One joint venture on January 31, 1996, the long distance division contributed certain assets and related operations of its international business unit to Global One.

Long Distance Communications Services

     The  long  distance   communications  services  division  is  the  nation's
third-largest long distance telephone company. It operates a nationwide all-digital long distance communications network that uses state-of-the-art fiber-optic and electronic technology. The division primarily provides domestic and international voice, video and data communications services. The division offers its services to the public subject to different levels of state and federal regulation, but rates are not subject to rate-base regulation except nominally in some states. The division's net operating revenues were $8.3, $7.3 and $6.8 billion in 1996, 1995 and 1994, respectively.

     AT&T dominates the long distance communications market and is expected to continue to dominate the market for some years into the future. MCI Communications Corporation (MCI) is the nation's second largest long distance telephone company. Sprint's long distance division competes with AT&T, MCI and other telecommunications providers in all segments of the long distance communications market. Competition is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

     As competition has developed in long distance markets in recent years, the FCC has streamlined regulation of interstate interexchange carriers, including AT&T. Nondominant competitive long distance carriers (like Sprint) have been subject to considerably less regulation, because market forces served as a more effective regulator of prices. As AT&T lost domestic market share, it sought to be relieved of regulation as well. The FCC ended rate-of-return regulation of AT&T in 1989, and removed some competitive services from price cap regulation in 1991. In 1995, the FCC reclassified AT&T as a nondominant domestic carrier, in exchange for commitments to protect rates charged to low income, low volume and reseller customers. The FCC did not find that the long distance market was completely competitive and some interstate regulation continues to apply. AT&T was also subsequently declared to be a nondominant international telecommunications carrier.

     See "Telecommunications Law" for a discussion of the new telecommunications legislation and its potential impact on the long distance division.

Local Communications Services

     The local communications services division consists of regulated LECs that serve more than seven million access lines in 19 states. The division provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities, sales of telecommunications equipment, and long distance services within specified geographical areas.

     The division's net operating revenues were $5.2, $4.7 and $4.4 billion in 1996, 1995 and 1994, respectively. The following table reflects major revenue categories as a percentage of the division's total net operating revenues:

                                                                      1996              1995             1994
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Local service                                                           40.3%             39.8%            39.7%
Network access                                                          36.2              36.1             36.2
Toll service                                                             8.2              10.3             12.0
Other                                                                   15.3              13.8             12.1
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

                                                                       100.0%            100.0%           100.0%
                                                               -- ------------- --- ------------- -- -------------


     AT&T is the division's largest customer for network access services. In 1996, 13.3% of the division's net operating revenues was derived from services (mainly network access services) provided to AT&T, compared with 15.2% in 1995 and 16.6% in 1994. On a consolidated basis, revenues from AT&T were 5.2% of Sprint's revenues in 1996, 6.0% in 1995 and 6.3% in 1994. While AT&T is a significant customer, Sprint does not believe the division's revenues are dependent upon AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier. Historically, as the market share of AT&T's long distance competitors increases, the percentage of revenues derived from network access services provided to AT&T decreases.

     The division's LECs are subject to FCC jurisdiction, as well as state PSC jurisdiction in each state in which the LECs operate. In each state in which the PSCs exercise authority to grant certificates of public convenience and necessity, the LECs have been granted certificates of indefinite duration to provide local exchange telephone service in their current service areas.

     In 1991, the FCC adopted a price cap regulatory format for the BOCs and the GTE LECs. Other LECs could voluntarily become subject to price cap regulation. The division's LECs elected to be subject to price cap regulation. Under price caps, prices for network access service must be adjusted each year to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. During 1995, the FCC adopted modifications to the price cap plan to reset productivity elections, change certain rate adjustment methods, address new service offerings and generally reduce regulatory requirements. Under these changes, the division's LECs adopted a rate formula based on the maximum productivity factors that effectively removes the earnings cap on the division's interstate access revenues. Interstate access revenues currently comprise approximately 60 percent of the division's network access revenues.

     See "Telecommunications Law" for a discussion of the new telecommunications legislation and its potential impact on the local communications division.

Product Distribution and Directory Publishing

     The product distribution and directory publishing businesses (PDDP) consist of North Supply Company (North Supply) and Sprint Publishing & Advertising
(SPA).

     North Supply is a wholesale distributor of telecommunications products. Products range from basics, such as wire and cable, telephones and repair parts, to complete PBX systems, transmission systems and security and alarm equipment. The nature of competition in North Supply's markets demands a high level of customer service to succeed, as a number of competitors, including other national wholesale distributors, sell the same products and services.

     SPA publishes and markets white and yellow page telephone directories in certain of Sprint's local exchange territories, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. SPA's revenues are principally derived from selling directory advertisements. The company competes with publishers of telephone directories and others for advertising revenues.

Emerging Businesses

     Emerging businesses consists of consumer Internet access services, CLEC services, international development activities (outside the scope of Global
One), and PCS controlled by Sprint.

     In December 1996, Sprint launched its consumer Internet access service, Sprint Internet Passport(SM), to the general public. Sprint has substantially completed the buildout of its Internet access platform, which now contains more than 230 points of presence and can be reached by 85% of the nation's population through a local call.

     To take advantage of newly competitive markets, Sprint has initiated efforts to enter local markets across the United States by filing for CLEC status. Through January 1997, Sprint had filed in 47 states and the District of Columbia, and gained regulatory approval to provide competitive local telephone service in 25 states and the District of Columbia. In January 1997, Sprint launched its initial competitive local service offering in Southern California. The timing of entry, means of access to the customer and product offering will be influenced by a number of factors, including buy versus build economic trade-offs, competitive positioning, customer needs and the regulatory environment. Sprint, to the extent possible, will employ existing sales channels and marketing resources to market its CLEC services.

     Sprint has undertaken efforts to pursue selected business opportunities in key countries and markets around the world. Projects will be selected based on their ability to provide significant growth and financial return, the impact on Global One's position in world markets, and the volume of traffic terminated on Sprint's U.S.
networks.

     As part of an overall strategy to achieve nationwide PCS coverage, Sprint directly acquired PCS licenses in the FCC's recent auction. These licenses cover 139 markets across the United States reaching a total population of 70 million people. Sprint plans to affiliate these licenses with the licenses previously acquired by Sprint PCS. With the affiliation of Sprint's licenses, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

Spin-off of Cellular

     In March 1996, Sprint completed the tax-free spin-off of Cellular to Sprint common shareholders. The spin-off was effected by distributing all shares of Cellular common stock to all of Sprint's common shareholders at a rate of one Cellular common share for every three Sprint common shares held. In connection with the spin-off, Cellular repaid $1.4 billion of intercompany debt owed to Sprint. In addition, Sprint contributed to the equity capital of Cellular $185 million of debt owed by Cellular in excess of the amount repaid. This equity contribution, together with Sprint's previous investment in Cellular, resulted in Sprint's net investment in Cellular totaling $260 million at the date of the spin-off.

Environment

     Sprint's environmental compliance and remediation expenditures are mainly due to the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with permits, standards compliance, or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint has been designated a potentially responsible party at sites relating to either landfill contamination or discontinued power generation operations. Sprint's environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material effects.

Patents, Trademarks and Licenses

     Sprint owns numerous patents, patent applications and trademarks in the United States and other countries. Sprint is also licensed under domestic and foreign patents and trademarks owned by others. In total, these patents, patent applications, trademarks and licenses are of material importance to Sprint's business. Generally, Sprint's trademarks and trademark licenses have no limitation on duration; Sprint's patents and licensed patents have lives generally ranging from one to 17 years.

     Sprint's PCS licenses have an initial duration of 10 years. Sprint expects to renew these licenses for additional 10 year terms under FCC rules.

Employee Relations

     As of year-end 1996, Sprint had approximately 48,000 employees, of whom 24% are represented by unions. During 1996, Sprint had no material work stoppages caused by labor controversies.

Information as to Industry Segments

     For information required by this section, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segmental Results of Operations" and Note 13 of the "Notes to Consolidated
Financial Statements" sections of the Financial Statements and Financial Statement Schedule filed as part of this report.

Item 2.  Properties

     Sprint's property, plant and equipment totaled $21.4 billion at year-end 1996, of which $13.4 billion relates to local communications services and $7.4 billion relates to long distance communications services. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The long distance division has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network.

     PDDP's properties mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

     Sprint owns its corporate headquarters building and other property located in the greater Kansas City metropolitan area.

     Property, plant and equipment totaling $12.4 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.


Item 3.  Legal Proceedings

     Following the announcement of the Sprint/Centel merger agreement in May 1992, class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The federal actions were consolidated in the United States District Court for the Northern District of Illinois. An amended complaint was filed against the Company and two officers/directors. The amended complaint alleged violations of federal securities laws by failing to disclose pertinent information regarding the value of Centel common stock. In June 1996, the defendants were granted summary judgment on the plaintiffs' claims, and the plaintiffs have appealed. In January 1995, a purported class action suit was filed against Centel's financial advisors in state court in New York in connection with the Sprint/Centel merger. In October 1995, the New York trial court granted a motion to dismiss that suit, and the order dismissing the claims was affirmed on appeal by the intermediate appellate court in New York. Sprint may have indemnification obligations to the financial advisors in connection with this suit.

     Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions or the above-described litigation, but believes they will not result in a material effect on Sprint's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.


Item 10(b). Executive Officers of the Registrant

Office                                                            Name                                      Age
--------------------------------------------------------------    ---------------------------------         ------

Chairman and Chief Executive Officer                              William T. Esrey                    (1)      57
President and Chief Operating Officer                             Ronald T. LeMay                     (2)      51
President and Chief Operating Officer - Local
    Telecommunications Division                                   Michael B. Fuller                   (3)      52
President and Chief Operating Officer - Long Distance
    Division                                                      Gary D. Forsee                      (4)      46
President and Chief Operating Officer - National Integrated
    Services                                                      D. Wayne Peterson                   (5)      61
Executive Vice President - Law and External Affairs               J. Richard Devlin                   (6)      46
Executive Vice President - Chief Financial Officer                Arthur B. Krause                    (7)      55
Senior Vice President - Corporate Finance                         Gene M. Betts                       (8)      44
Senior Vice President - External Affairs                          John R. Hoffman                     (9)      51
Senior Vice President - Controller                                John P. Meyer                      (10)      46
Senior Vice President - Strategic Planning and Corporate
    Development                                                   Theodore H. Schell                 (11)      52
Senior Vice President - Quality Development and Public
    Relations                                                     Richard C. Smith, Jr.              (12)      55
Senior Vice President - Treasurer                                 M. Jeannine Strandjord             (13)      51
Senior Vice President - Human Resources                           I. Benjamin Watson                 (14)      48
Vice President - Secretary                                        Don A. Jensen                      (15)      61

(1) Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive Officer and a member of the Board of Directors in 1985.

(2) Mr. LeMay was elected President and Chief Operating Officer in February 1996. He had served as Vice Chairman since April 1995. From 1989 to 1995, he had served as President and Chief Operating Officer Long Distance Division. He was elected to the Board of Directors of Sprint in 1993.

(3) Mr. Fuller was elected President - Local Telecommunications Division in October 1996. From 1990 to 1996, he served as President of United Telephone - Midwest Group, an operating group of subsidiaries of Sprint.

(4) Mr. Forsee was elected President - Long Distance Division in March 1995. He also serves as President and Chief Operating Officer of Sprint Communications Company L.P. (the Limited Partnership), a subsidiary of Sprint. Mr. Forsee had served as Senior Vice President - Staff Operations of the Limited Partnership since 1993. From 1991 to 1993, he was President of the Limited Partnership's Business Service Group.

(5) Mr. Peterson was elected President - National Integrated Services in October 1996. He had served as President - Local Telecommunications Division since 1993. From 1980 to 1993, he served as President of Carolina Telephone and Telegraph Company, a subsidiary of Sprint.

(6) Mr. Devlin was elected Executive Vice President - Law and External Affairs in 1989.

(7) Mr. Krause was elected Executive Vice President - Chief Financial Officer in 1988.

(8)   Mr. Betts was elected Senior Vice President in 1990.

(9)   Mr. Hoffman was elected Senior Vice President - External Affairs in 1990.







(10) Mr. Meyer was elected Senior Vice President and Controller in 1993. He had served as Vice President and Controller of Centel since 1989.

(11) Mr. Schell was elected Senior Vice President - Strategic Planning and Corporate Development in 1990.

(12) Mr. Smith was elected Senior Vice President - Quality Development and Public Relations in 1991.

(13)  Ms. Strandjord was elected Senior Vice President and Treasurer in 1990.

(14) Mr. Watson was elected Senior Vice President - Human Resources in 1993. He had served as Vice President Finance and Administration of United Telephone - Eastern Group, an operating group of subsidiaries of Sprint, since 1990.

(15)  Mr. Jensen was elected Vice President and Secretary in 1975.


     There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                                                          Market Price Per Share
--------------------- -----------------------------------------------------------------------------------------------
                      ----------------------------------------------    ---------------------------------------------
                                          1996                                             1995*
                      ----------------------------------------------    ---------------------------------------------
                      -- ----------- --- ------------ --- ----------    --- ----------- -- ----------- -- -----------
                                                           End of                                          End of
                            High             Low           Period              High           Low          Period
                      -- ----------- --- ------------ --- ----------    --- ----------- -- ----------- -- -----------

First quarter         $   38 5/8*     $  31 15/16*     $   38            $  26 5/16     $  21 5/16     $  24 15/16
Second quarter            44 3/8         37 1/2            42               29 9/16        25 1/16        27 3/4
Third quarter             42 7/8         34 1/2            38 7/8           30 3/8         26 7/8         28 7/8
Fourth quarter            44             37 1/2            39 7/8           33 15/16       27 7/16        32 11/16
--------------------- -- ----------- --- ------------ --- ---------- -- --- ----------- -- ----------- -- -----------

*    Adjusted to reflect the spin-off of Cellular.


     As of February 28, 1997, Sprint had approximately 100,000 common stock record holders and 2 Class A common stock record holders. The principal trading market for Sprint's common stock is the New York Stock Exchange. The common stock is also listed and traded on the Chicago and Pacific Stock Exchanges. The Class A common stock is not publicly traded. Sprint declared common stock dividends of $0.25 per share during each quarter of 1996 and 1995. During the last three quarters of 1996, Sprint declared dividends of $0.25 per share on its Class A common stock.


Item 6.  Selected Financial Data

     For information required by Item 6, refer to the "Selected Financial Data" section of the Financial Statements and Financial Statement Schedule filed as part of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements and Financial Statement Schedule filed as part of this report.


Item 8.  Financial Statements and Supplementary Data

     For information required by Item 8, refer to the "Consolidated Financial Statements and Schedule" section of the Financial Statements and Financial Statement Schedule filed as part of this report.


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

Part IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

   (a) 1. The consolidated financial statements of Sprint filed as part of this report are listed in the Index to Financial Statements and Financial Statement Schedule.

        2. The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements and Financial Statement Schedule.

        3. The following exhibits are filed as part of this report:

           EXHIBITS

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form
                         10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

                  (b) Bylaws, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

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

           (10)   Executive Compensation Plans and Arrangements

                  (h) 1985 Stock Option Plan, as amended (Appendix to Stock Option Plans filed as Exhibit (10)(h) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

                  (i)    1990 Stock Option Plan, as amended.  See Exhibit (10)
                         (h) for Appendix to Stock Option Plans.

                  (j)    1990 Restricted Stock Plan, as amended.

                  (k)    Executive Deferred Compensation Plan, as amended.

                  (l)    Management Incentive Stock Option Plan, as amended.
                         See Exhibit (10)(h) for Appendix to Stock Option Plans.

                  (m) Long-Term Stock Incentive Program, as amended (filed as Exhibit (10)(f) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

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

                  (s) Long-Term Incentive Compensation Plan, as amended (filed as Exhibit 10(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

                  (t)    Short-Term   Incentive   Compensation  Plan  (filed  as
                         Exhibit 10(k) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

                  (u)    Retirement Plan for Directors, as amended.

                  (v)    Key  Management  Benefit  Plan,  as  amended  (filed as
                         Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                  (w) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and Exhibit 10 (h) of Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers, as amended.

                  (x)    Director's Deferred Fee Plan, as amended.

                  (y) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

                  (z) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

                  (aa) Summary of Executive Officer and Board of Directors Benefits (filed as Exhibit (10)(k) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                  (bb) Description of agreement regarding Supplemental Pension Benefits between Sprint Corporation and one of its executive officers (filed as Exhibit 10(e) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

                  (cc) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           (11)   Computation of Earnings Per Common Share.

           (12)   Computation of Ratio of Earnings to Fixed Charges.

           (21)   Subsidiaries of Registrant.

           (23)   Consent of Ernst & Young LLP.

           (27)   Financial Data Schedules:

                  (a)  December 31, 1996 Financial Data Schedule.

                  (b)  December 31, 1995 Restated Financial Data Schedule.

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt. The total amount of securities authorized under any of said instruments does not exceed 10% of the total assets of Sprint.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1996.

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





SPRINT CORPORATION
(Registrant)



By /s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer







Date:  March 11, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 1997.



/s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and
Chief Financial Officer



/s/ John P. Meyer
John P. Meyer
Senior Vice President and Controller
Principal Accounting Officer

                                  SIGNATURES

                              SPRINT CORPORATION
                                 (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 1997.


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


/s/ Linda Koch Lorimer
Linda Koch Lorimer, Director


/s/ Charles E. Rice
Charles E. Rice, Director


/s/ Ron Sommer
Ron Sommer, Director


/s/ Stewart Turley
Stewart Turley, Director


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                              Sprint Corporation



                                                                                             Page Reference
                                                                                          ---------------------



   Selected Financial Data                                                                         F-2

   Management's Discussion and Analysis of Financial Condition and Results of Operations           F-3

   Consolidated Financial Statements and Schedule:

   Management Report                                                                               F-16
   Report of Independent Auditors - Ernst & Young LLP                                              F-17
   Consolidated Statements of Income for each of the three years ended December 31, 1996           F-18
   Consolidated   Balance   Sheets  as  of  December  31,  1996  and  1995                         F-19
   Consolidated  Statements  of Cash  Flows  for each of the three  years  ended
       December 31, 1996                                                                           F-20
   Consolidated Statements of Common Stock and Other Shareholders' Equity for each of
       the three years ended December 31, 1996                                                     F-21
   Notes to Consolidated Financial Statements                                                      F-22

   Financial Statement Schedule for each of the three years ended December 31, 1996:

       II  -  Consolidated Valuation and Qualifying Accounts                                       F-44

       Certain financial statement schedules have been omitted because the required information is not present, or has been included in the consolidated financial statements and notes thereto.



SELECTED FINANCIAL DATA                                                                          Sprint Corporation

---------------------------------------------------------------------------------------------------------------------
                                                  1996           1995          1994           1993           1992
---------------------------------------------------------------------------------------------------------------------
                                                               (in millions, except per share data)
Results of Operations
Net operating revenues                       $    14,044.7 $     12,765.1 $    11,986.6 $   10,914.7 $    10,105.7
Operating income (1)                               2,267.2        1,834.3       1,690.7      1,214.1       1,199.8
Income from continuing
   operations (1), (2)                             1,190.9          946.1         899.2        517.1         550.6
Earnings per common share from continuing
   operations (1), (2)                               2.79           2.69          2.57         1.50          1.62
Dividends per common share                           1.00           1.00          1.00         1.00          1.00

Financial Position
Total assets                                 $    16,953.0 $     15,195.9 $    14,547.5 $   13,898.1 $    13,431.7
Property, plant and equipment, net                10,464.1        9,715.8      10,258.8      9,883.1       9,895.6
Total debt (including short-term
   borrowings)                                     3,280.6        5,677.4       4,937.2      5,094.4       5,442.7
Redeemable preferred stock                            11.8           32.5          37.1         38.6          40.2
Common stock and other shareholders'
   equity                                          8,519.9        4,642.6       4,524.8      3,918.3       3,971.6

Cash Flow Data
Cash from operating activities -
   continuing operations(3)                  $     2,403.6 $      2,609.6 $     2,339.6 $    2,007.8 $     2,397.3
Capital expenditures                               2,433.6        1,857.3       1,751.6      1,429.8       1,342.4

(1) During 1996, Sprint recorded a nonrecurring charge of $60 million related to litigation within the long distance division. This charge reduced income from continuing operations by $36 million ($0.08 per share).

     During 1995, Sprint recorded a nonrecurring charge of $88 million related to a restructuring within the local division. This charge reduced income from continuing operations by $55 million ($0.16 per share).

     During 1993, Sprint recorded nonrecurring charges of $293 million related to (a) transaction costs associated with the merger with Centel Corporation and the expenses of integrating and restructuring the operations of the two companies and (b) a realignment and restructuring within the long distance division. These charges reduced income from continuing operations by $193 million ($0.56 per share).

(2) During 1994, Sprint sold an investment in equity securities, realizing a gain of $35 million, which increased income from continuing operations by $22 million ($0.06 per share).

     During 1993, due to the enactment of the Revenue Reconciliation Act of 1993, Sprint adjusted its deferred income tax assets and liabilities to reflect the increased tax rate. This adjustment reduced income from continuing operations by $11 million ($0.03 per share).

     During 1992, Sprint recognized gains related to sales of certain local telephone properties, which increased income from continuing operations by $44 million ($0.13 per share).

(3) The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement. The 1992 amount includes $300 million of cash proceeds from the sale of accounts receivable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       Sprint Corporation
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Sprint Corporation and its subsidiaries (Sprint) include certain estimates, projections and other forward-looking statements in its reports, presentations to analysts and others, and other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

        - the effects of vigorous competition in the markets in which Sprint operates;
        - the cost of entering new markets necessary to provide seamless services;
        - the risks associated with Sprint's investments in Sprint Spectrum L.P. (Sprint PCS) and Global One, which are presently in the early stages of development;
        - the impacts of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
        - requirements imposed on Sprint and its competitors by the Federal Communications Commission (FCC) and state regulatory commissions under the Telecommunications Act of 1996;
        - unexpected results of litigation filed against Sprint; and
        - the possibility of one or more of the markets in which Sprint competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.


Sprint's principal activities consist of the following:

Long Distance Communications Services

     The long distance communications services division is the nation's third-largest long distance telephone company. It operates a nationwide, all-digital long distance communications network that uses state-of-the-art fiber-optic and electronic technology. The division primarily provides domestic and international voice, video and data communications services. The division offers its services to the public subject to different levels of state and federal regulation, but rates are not subject to rate-base regulation except nominally in some states.

Local Communications Services

     The local communications services division consists of regulated local exchange carriers (LECs) that serve more than seven million access lines in 19 states. The division provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities, sales of telecommunications equipment, and long distance services within specified geographical areas.

Emerging Businesses

     Emerging businesses consists of consumer Internet access services, competitive local exchange carrier (CLEC) services, international development activities (outside the scope of Global One), and personal communication services (PCS) controlled by Sprint.

Product Distribution and Directory Publishing

     The product distribution and directory publishing businesses include the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

Strategic Alliances

Global One

     Sprint is a partner in Global One, a joint venture with Deutsche Telekom AG
(DT) and France Telecom (FT) to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany), and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

     In connection with the formation of the Global One joint venture on January 31, 1996, the long distance division contributed certain assets and related operations of its international business unit to Global One.

     On January 31, 1996, DT and FT acquired shares of a new class of Sprint convertible preference stock for a total of $3.0 billion. This resulted in DT and FT each holding 7.5% of Sprint's voting power. In April 1996, following the March 1996 spin-off of Sprint's cellular and wireless communications services division (Cellular), the preference stock was converted into Sprint Class A common stock, and DT and FT each acquired additional shares of Class A common stock. Following their total investment of $3.7 billion, DT and FT each own shares of Class A common stock with 10% of Sprint's voting power. See Note 7 of Notes to Consolidated Financial Statements for further information.

Sprint PCS

     Sprint   is  a  40%   partner   in   Sprint   PCS,   a   partnership   with
Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single technology, all digital, state-of-the-art, wireless network to provide PCS across the United States. PCS uses digital technology, which has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. In addition, PCS offers additional features, such as paging, voice mail, Caller ID and data transmission.

     Through 1996, the four partners had invested more than $3.2 billion in Sprint PCS to fund the acquisition of licenses and the related network buildout.

     During December 1996, Sprint PCS launched service in the first of 65 metropolitan markets. Sprint PCS expects to complete this first phase in 1997 and have service in markets covering nearly 100 million people by early 1998. Sprint PCS, through its affiliate, American Personal Communications (APC), launched the nation's first PCS system in the Washington, D.C., and Baltimore, Maryland, areas in November 1995.

     As part of an overall strategy to increase PCS coverage, Sprint directly acquired the rights to PCS licenses in the FCC's most recent auction. The licenses cover 139 markets across the United States reaching a total population of 70 million people. Sprint expects to affiliate these licenses with Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

     Beginning in 1996, discussions have taken place among the partners concerning the possible restructuring of their interests in Sprint PCS. Although discussions have continued, there is no certainty these discussions will result in any change to the partnership structure.

Telecommunications Law

     The Telecommunications Act of 1996 (the Act), which was signed into law in February 1996, promotes competition in all aspects of telecommunications. Of particular relevance to Sprint, the Act eliminates legal and regulatory barriers to entry into local telephone markets and requires incumbent LECs, among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Act also allows Bell Operating Companies (BOCs) to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. As part of its public interest inquiry, the FCC must solicit the views of the Department of Justice and give those views substantial weight.

     The FCC adopted detailed rules in August 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public service commissions appealed these rules to the U.S. Court of Appeals, which stayed some of the pricing rules pending full review by the court. A court decision is expected in mid-1997.

     The FCC is also expected to issue decisions in 1997 on two related matters critical to local competition -- universal service reform and access reform. Currently, local rates are subsidized through implicit subsidies, such as above-cost access charges imposed on long distance companies for connections to local customers. The purpose of universal service reform is to establish an explicit subsidy mechanism to replace the current implicit subsidies. Access reform will change the structure and level of access charges and will determine the degree of regulatory oversight for those charges.

     The impact of the Act on Sprint cannot be determined because the rules for local competition are still being decided by regulators and the courts. Sprint intends to provide CLEC service and has filed for certification in most states in anticipation of the opening of local markets to competition. This CLEC activity is important to Sprint both from offensive and defensive perspectives because it will allow customers to look to Sprint for all their telecommunications needs. Because of high development costs, however, CLEC activities are unlikely to be profitable for the first few years.

     In those areas where Sprint is the incumbent LEC, local competition is expected to eventually result in some loss of market share. However, because Sprint's LEC operations are geographically dispersed and largely in rural markets, local competition is expected to occur more gradually. Entry is most likely to be through the resale of Sprint LEC services or through the purchase of Sprint LEC unbundled network elements. This will allow Sprint to retain revenue for customers lost to CLEC competition.

     The impact of local competition is also dependent on the outcome of the universal service reform and access reform dockets at the FCC. While Sprint has presented a proposal to the FCC that fairly balances the conflicting interests of industry participants, Sprint cannot predict what the FCC will do. If regulators were to require an immediate reduction in access subsidies flowing to local service without offsetting universal service support or giving LECs an opportunity to re-balance local rates, Sprint's local division would be adversely impacted. On the other hand, a reduction in access charges would benefit Sprint's long distance division (and other long distance companies) because access charges are the largest single cost of providing long distance service. Long distance companies should benefit from lower access charges even if these lower rates are flowed through to customers because lower long distance prices will likely stimulate additional demand.

     Several BOCs claim that they meet the competitive checklist and will seek FCC approval to offer in-region long distance service in 1997. Given the absence of local competition ground rules and the absence of any meaningful local competition, Sprint believes these applications are premature. However, even if BOCs were to get authority to offer in-region long distance services, it is likely that any loss of Sprint customers at the retail level would be offset since Sprint is the underlying network provider to at least three of the seven regional Bell operating companies.

Spin-off of Cellular Division

     In  March  1996,   Sprint  completed  the  tax-free  spin-off  of  Cellular
(Spin-off) to Sprint common shareholders. The Spin-off was effected by distributing all shares of Cellular common stock to all of Sprint's common shareholders at a rate of one Cellular common share for every three Sprint common shares held. In connection with the Spin-off, Cellular repaid $1.4 billion of intercompany debt owed to Sprint. In addition, Sprint contributed to the equity capital of Cellular $185 million of debt owed by Cellular in excess of the amount repaid. This equity contribution, together with Sprint's previous investment in Cellular, resulted in Sprint's net investment in Cellular totaling $260 million at the date of the Spin-off.

Results of Operations

Consolidated

     Sprint's two primary divisions -- long distance and local -- generated record levels of net operating revenues and improved operating results in 1996. The long distance division generated a 20% growth in traffic volumes in 1996, and the number of access lines served by the local division grew 5.6%.

     Total net operating revenues for 1996 were $14.0 billion, a 10% increase from $12.8 billion in 1995. Total net operating revenues for 1994 were $12.0 billion. Income from continuing operations was $1.2 billion ($2.79 per share) for 1996 compared with $946 million ($2.69 per share) for 1995 and $899 million ($2.57 per share) for 1994. Income from continuing operations for 1996 includes a charge related to litigation in the long distance division ($0.08 per share), while 1995 includes a charge for restructuring within the local division ($0.16 per share). Income from continuing operations for 1994 includes a gain on the sale of an investment in equity securities ($0.06 per share).

Segmental Results of Operations

Long Distance Communications Services

-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      1996              1995             1994
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Net operating revenues                                         $     8,302.1     $     7,277.4    $     6,805.1

Operating expenses
  Interconnection                                                    3,722.7           3,102.7          2,994.5
  Operations                                                         1,051.8           1,046.6            925.4
  Selling, general and administrative                                1,970.3           1,839.7          1,737.0
  Depreciation and amortization                                        633.3             581.6            550.5
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             7,378.1           6,570.6          6,207.4
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $       924.0 (1) $       706.8    $       597.7
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                        11.1% (1)          9.7%             8.8%
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $     1,133.7     $       861.7    $       774.1
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $     6,040.6     $     4,912.2    $     4,546.0
                                                               -- ------------- --- ------------- -- -------------

(1)  Excluding the $60 million charge related to litigation, operating income and margin for 1996 would have been
     $984 million and 11.9%, respectively.

     On January 31, 1996, the long distance division contributed certain international assets and related operations to Global One (the Contribution to Global One). Accordingly, the operating results of the contributed operations have been reflected in the division's operating results only through the date of contribution. The contribution had two significant effects on the division's operating results. First, revenue was reduced because customers of Sprint's international operations became Global One customers. Because Global One traffic carried by the division is priced on a wholesale, rather than retail basis, the division's revenue yield related to these international customers declined. Second, operating expenses were reduced to the extent they related to contributed operations. Had the Contribution to Global One occurred on January 1, 1994, year-over-year operating income growth would have been an estimated 29% in 1996 (excluding the nonrecurring charge) versus 21% in 1995. The related operating margins would have been an estimated 12.0% in 1996 (excluding the nonrecurring charge), 10.9% in 1995 and 9.5% in 1994.

     Net operating revenues increased 14% in 1996 and 7% in 1995. Traffic volumes increased 20% and 7% in the same periods. Revenue growth was mainly driven by strong volume growth in the residential, business and wholesale markets and continued growth in the data services markets. Growth in the residential market reflects the continuing success of Sprint Sense(R), a flat-rate calling plan. The small-to-medium business market, which experienced declining revenue during 1995, produced increased revenue in 1996. This improvement generally reflects the success of the Fridays Free calling plan, which experienced strong domestic and international volume growth. Growth in the data services market, which includes sales of capacity on Sprint's network to Internet service providers, reflects continued growth in demand and expanded service offerings. The wholesale market experienced strong growth in both the international and domestic markets. Growth in the wholesale international market was due, in part, to Global One traffic. These increases in 1996 revenues were partly offset by reduced long distance rates. Average long distance rates have declined due to increased competition both domestically and internationally, and due to Global One traffic being priced on a wholesale, rather than retail, basis. Had the Contribution to Global One occurred as of January 1, 1994, the division's year-over-year growth in net operating revenues would have been an estimated 17% in 1996 and 6% in 1995.

     Interconnection costs consist of amounts paid to LECs, other domestic service providers, and foreign telephone companies to complete calls made by the division's domestic customers. Interconnection costs increased during 1996 and 1995 mainly due to strong growth in both international outbound and domestic traffic volumes. Interconnection costs were 44.8% of net operating revenues in 1996 versus 42.6% in 1995 and 44.0% in 1994. The 1996 increase in interconnection costs as a percentage of net operating revenues reflects changes in revenue mix, particularly the growth in international traffic. These factors were partly offset by reduced rates charged by other domestic and international carriers for connecting to their networks. In addition, this percentage relationship was affected in 1996 by reduced long distance rates and reduced revenue due to the Contribution to Global One. Had the contribution occurred as of January 1, 1994, interconnection costs as a percentage of net operating revenues would have been an estimated 45.0% in 1996, 43.9% in 1995 and 45.0% in 1994.

     Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense increased less than 1% in 1996 and 13% in 1995. These increases were mainly due to overall revenue growth. The 1996 increase was offset by the Contribution to Global One. Had the contribution occurred as of January 1, 1994, operations expense would have increased an estimated 17% in 1996 and 6% in 1995. As a percentage of net operating revenues, operations expense would have been an estimated 12.5% in 1996, 12.4% in 1995 and 12.5% in 1994.

     Selling, general and administrative (SG&A) expense increased 7% in 1996 and 6% in 1995. The 1996 increase reflects a $60 million nonrecurring charge related to litigation (see Note 9 of Notes to Consolidated Financial Statements), partly offset by the Contribution to Global One. Excluding these items, the increases reflect the overall growth in the division's operating activities as well as increased advertising and marketing efforts due to the intensely competitive long distance marketplace. Had the Contribution to Global One occurred as of January 1, 1994, SG&A expense would have increased 8% in 1996 (excluding the nonrecurring charge) and 6% in 1995. As a percentage of net operating revenues, SG&A expense would have been an estimated 23.0% in 1996 (excluding the nonrecurring charge), 24.8% in 1995 and 24.9% in 1994.

     Depreciation and amortization expense increased $52 million in 1996 and $31 million in 1995, generally due to an increased asset base. The increased asset base supports data services revenue growth and expanded service capabilities.

Local Communications Services

-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      1996              1995             1994
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Net operating revenues
  Local service                                                $     2,083.7     $     1,875.7    $     1,752.3
  Network access                                                     1,870.8           1,705.8          1,598.4
  Toll service                                                         421.5             485.4            529.3
  Other                                                                790.1             652.5            532.8
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total net operating revenues                                         5,166.1           4,719.4          4,412.8
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating expenses
  Plant operations                                                   1,379.6           1,360.6          1,298.3
  Depreciation and amortization                                        909.1             835.6            794.6
  Customer operations                                                  676.6             601.0            549.3
  Other                                                                863.8             793.8            752.4
  Restructuring costs                                                   --                87.6             --
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             3,829.1           3,678.6          3,394.6
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $     1,337.0     $     1,040.8 (1)$     1,018.2
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                        25.9%             22.1% (1)        23.1%
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $     1,142.6     $       950.8    $       914.2
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $     7,512.8     $     6,970.4    $     7,821.3
                                                               -- ------------- --- ------------- -- -------------

(1)  Excluding the $87.6 million restructuring charge, operating income and margin for 1995 would have been
     $1,128.4 million and 23.9%, respectively.


     At year-end 1995, Sprint adopted accounting principles for a competitive marketplace and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to its local division (see Note 11 of Notes to Consolidated Financial Statements). This resulted in a 1995 after-tax, noncash, extraordinary charge of $565 million. Beginning in 1996, the local division's business transactions have been recorded based on their economic substance, and regulatory assets and liabilities based on SFAS 71 have not been recognized. The primary effects of Sprint's discontinued use of SFAS 71 were that certain accumulated depreciation balances were increased; plant asset lives were shortened to reflect their economic lives; and switch software costs, which were previously expensed as incurred, are now capitalized and amortized over their estimated economic lives.

     Local service revenues, derived from local exchange services, increased 11% in 1996 and 7% in 1995 reflecting increases in customer access lines of 5.6% in 1996 and 4.7% in 1995. The growth in access lines reflects strong economic growth in the division's service areas and second-line service to existing business and residential customers to meet lifestyle and data access needs. Local service revenues also increased due to extended area calling plans and increased demand for advanced intelligent network services, including caller ID, voice dialing and return call.

     Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 10% in 1996 and 7% in 1995. The increases are largely due to increased traffic volumes of 10% in 1996 and 9% in 1995, and the impact of the FCC's interim interstate price cap plan.

Traffic volumes increased due to strong economic conditions in many of the division's service areas, the migration of traffic related to toll service revenues as described below, and the harsh 1996 winter season experienced on the East Coast. The impact of the FCC's interim interstate price cap plan, which became effective in 1995, increased network access revenues for 1996 and had a nominal effect on 1995. Under the new plan, the local division adopted a rate formula based on the maximum productivity factors that effectively removes the earnings cap on the division's interstate access revenues. Interstate access revenues currently comprise approximately 60% of the division's network access revenues.

     Toll service revenues, related to the provision of long distance services within specified geographical areas and the reselling of interexchange long distance services, decreased 13% in 1996 and 8% in 1995. The decreases primarily reflect increased competition in the intrastate long distance market since interexchange long distance carriers are now offering intraLATA long distance service in certain states. In addition, toll service revenues have declined due to the expansion of extended local area calling plans. Reductions in toll service revenues were partly offset by increased local service and network access revenues.

     Other revenues, including revenues from telecommunications equipment sales, directory publishing fees, and billing and collection services, increased 21% in 1996 and 22% in 1995. The increases were mainly due to business and residential equipment sales growth. A major factor in the 1996 growth was the introduction of several leading-edge telephone instruments, such as Caller ID.

     Plant operations expense mainly includes network operations, and repair and maintenance costs related to property, plant and equipment. Plant operations expense increased 1% in 1996 and 5% in 1995. These increases mainly reflect increased service costs due to customer access line growth. In addition, the increases reflect repair and maintenance expenses in the division's Florida and Mid-Atlantic regions due to bad weather conditions, including severe storms and hurricanes. The 1996 increase was largely offset by the change in accounting for switch software costs.

     Depreciation and amortization expense increased $74 million in 1996 and $41 million in 1995 mainly due to plant additions. The 1996 increase also reflects amortization of capitalized switch software costs, which largely offset the related decrease in plant operations expense discussed above.

     Customer operations expense includes costs related to business office operations, billing services, marketing, and customer services, including operator and directory assistance. Customer operations expense increased 13% in 1996 and 9% in 1995. The increases were mainly due to increased marketing costs to promote new products and services, and increased customer service costs due to access line growth.

     Other operating expenses increased $70 million in 1996 and $41 million in 1995 mainly due to the growth in equipment sales.

     In 1995, Sprint initiated a restructuring within its local division in an effort to streamline certain processes and reduce costs in an increasingly competitive marketplace. These actions resulted in the planned elimination over several years of approximately 1,600 positions, mainly in the network and finance functions. As a result, the local division recorded an $88 million nonrecurring charge in 1995. The accrued liability related to this charge specifically relates to the benefits that affected employees will receive upon termination. Through 1996, approximately 400 positions have been eliminated resulting in termination benefit payments of $10 million, with an additional $10 million to be paid in 1997. Substantially all of the remaining positions are expected to be eliminated during 1997, with the related costs expected to be paid during 1997 and 1998.

Emerging Businesses

-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                                         1996
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                                    (in millions)
Net operating revenues                                                                            $         0.5
                                                                                                  -- -------------

Operating loss                                                                                    $       (63.8)
                                                                                                  -- -------------

Capital expenditures                                                                              $        49.9
                                                                                                  -- -------------
Identifiable assets                                                                               $       138.3
                                                                                                  -- -------------


     During 1996, Sprint established a new emerging businesses segment consisting of consumer Internet access services, CLEC services, international development activities (outside the scope of Global One), and PCS controlled by Sprint.

     The 1996 operating results largely reflect activities related to Sprint Internet Passport(SM), Sprint's consumer Internet offering, which was launched in the 1996 fourth quarter. Sprint has substantially completed the buildout of its Internet access platform, which now contains more than 230 points of presence and can be reached by 85% of the nation's population through a local call.

     In addition, the operating results reflect Sprint's efforts in entering newly competitive markets. Sprint has initiated efforts to enter local markets across the United States by filing for CLEC status. Through January 1997, Sprint had filed in 47 states and the District of Columbia, and gained regulatory approval to provide competitive local telephone service in 25 states and the District of Columbia. In January 1997, Sprint launched its initial competitive local service offering in Southern California.

     As part of an overall strategy to achieve nationwide PCS coverage, Sprint directly acquired licenses in the FCC's recent auction for a total cost of $544 million. The licenses cover 139 markets across the United States reaching a total population of 70 million people. Sprint expects to spend approximately $1.5 billion over the next three years for the network buildout related to these licenses. Sprint plans to affiliate these licenses with the licenses previously acquired by Sprint PCS. With the affiliation of Sprint's licenses, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.


Product Distribution and Directory Publishing

-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      1996              1995             1994
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Net operating revenues                                         $     1,225.9     $     1,148.0    $     1,108.7

Operating expenses
  Costs of services and products                                     1,025.7             965.8            938.2
  Selling, general and administrative                                   91.4              88.1             88.8
  Depreciation and amortization                                          7.2               7.4              6.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             1,124.3           1,061.3          1,033.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $       101.6     $        86.7    $        74.8
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                        8.3%              7.6%             6.7%
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $         9.4     $         7.8    $         6.7
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $       446.1     $       395.4    $       376.2
                                                               -- ------------- --- ------------- -- -------------

     Product distribution and directory publishing's net operating revenues increased $78 million in 1996 and $39 million in 1995 mainly due to increased sales to customers not affiliated with Sprint. The 1995 increase also reflects overall price increases.

Nonoperating Items

Interest Expense

Interest costs consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                      1996              1995             1994
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Interest expense from continuing operations                     $      196.7      $      260.7     $      300.7
Interest expense related to Cellular (1)                                21.5             124.0             97.3
Capitalized interest costs                                             104.0              57.0              7.5
-------------------------------------------------------------------------------------------------------------------

Total interest costs                                            $      322.2      $      441.7     $      405.5
                                                               ----------------------------------------------------

Average debt outstanding                                        $    3,604.9      $    5,505.2     $    4,900.7
                                                               ----------------------------------------------------

Effective interest rate                                                  8.9%              8.0%             8.3%
                                                               ----------------------------------------------------

 (1) Interest   expense  related  to  Cellular  is  included  in   "Discontinued
     operations, net" on the Consolidated Statements of Income.

     Sprint's average debt outstanding decreased $1.9 billion in 1996, generally due to repayments funded by a portion of the cash received from DT and FT for their equity investments in Sprint and from Cellular's repayment of intercompany debt in connection with the Spin-off. In 1995, Sprint's average debt outstanding increased by $605 million, mainly due to short-term borrowings incurred to fund investments in Sprint PCS.

     Sprint capitalizes interest costs on borrowings related to its investment in Sprint PCS. Capitalized interest costs increased in 1996 and 1995 due to Sprint's increased investment in Sprint PCS. Sprint will continue to capitalize these interest costs until Sprint PCS is no longer in the development stage. Sprint does not expect that Sprint PCS will meet the criteria of a development stage company beyond mid-1997.

     Beginning in 1997, Sprint expects to capitalize interest costs related to the investment in PCS licenses directly acquired by Sprint and the related network buildout.

     Sprint's effective interest rate increased to 8.9% in 1996 from 8.0% in 1995 mainly due to the decrease in short-term borrowings as a percentage of total borrowings.

Other Expense, Net

Other income (expense) consists of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                      1996              1995             1994
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Equity in loss of Sprint PCS                                    $     (191.8)     $      (31.4)    $       (1.3)
Equity in loss of Global One and related venture costs                 (82.1)            (22.9)            (6.1)
Dividend and interest income                                            99.7              12.6             14.4
Gains on sales of assets                                                15.9              --               34.7
Loss on sales of accounts receivable                                    (4.2)            (38.6)           (28.7)
Other, net                                                               3.9             (12.9)           (15.1)
-------------------------------------------------------------------------------------------------------------------

Total other expense, net                                        $     (158.6)     $      (93.2)    $       (2.1)
                                                               ----------------------------------------------------


Income Tax Provision

     Sprint's income tax provisions for 1996, 1995 and 1994 resulted in effective tax rates of 37.7%, 36.1% and 35.2%, respectively. See Note 4 of Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rate.

Discontinued Operations

     During 1996, 1995 and 1994, Sprint recognized income (losses) of $(3), $15, and $(16) million, respectively, associated with its investment in Cellular, which was spun off to Sprint common shareholders in March 1996 (see Note 12 of Notes to Consolidated Financial Statements). During 1994, Sprint also recognized income of $7 million for the settlement of matters related to another discontinued operation.

Extraordinary Items

     During 1996, Sprint redeemed, prior to maturity, $190 million of debt with interest rates ranging from 6.0% to 9.5%. These early redemptions resulted in a $5 million ($0.01 per share) after-tax loss.

     At year-end 1995, Sprint adopted accounting principles for a competitive marketplace and discontinued applying SFAS 71 to its local division (see Note 11 of Notes to Consolidated Financial Statements). SFAS 71 requires the accounting recognition of regulators' rate actions where appropriate. Sprint determined that the local division no longer met the criteria for applying SFAS 71 due to changes in the regulatory framework and the evolving competitive environment. As a result, Sprint recorded an after-tax, noncash, extraordinary charge of $565 million ($1.61 per share).

Financial Condition

     Sprint's financial condition at year-end 1996 compared with year-end 1995 mainly reflects the completion of strategic initiatives during the first half of 1996. A portion of the cash received from DT's and FT's investments in Sprint and from Cellular's repayment of intercompany debt was used to reduce short- and long-term debt. In addition, Sprint used a portion of the cash to terminate a $600 million accounts receivable sales agreement and to meet its commitments related to Sprint PCS. The remaining proceeds were invested on a temporary basis.

     Sprint's accounts receivable increased $940 million in 1996, reflecting the termination of the accounts receivable sales agreement as well as the 10%
increase in consolidated net operating revenues. The allowance for doubtful accounts as a percentage of gross accounts receivable decreased to 5% at year-end 1996 from 8% at year-end 1995 generally because the termination of the accounts receivable sales agreement did not require a related increase in the allowance for doubtful accounts. Property, plant and equipment, net of accumulated depreciation, increased $748 million in 1996. This increase was mainly due to increased capital expenditures to enhance and upgrade Sprint's networks, expand service capabilities and increase productivity.

     At year-end 1996, Sprint's total capitalization was $11.8 billion, consisting of short-term borrowings, long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Short-term borrowings and long-term debt (including current maturities) declined to 27.8% of total capitalization at year-end 1996 from 54.8% at year-end 1995.

Liquidity and Capital Resources

Operating Activities - Continuing Operations

     Cash flows from operating activities, which are Sprint's primary source of liquidity, were $2.4, $2.6 and $2.3 billion in 1996, 1995 and 1994, respectively. Excluding the effect of terminating the $600 million accounts receivable sales agreement, cash flows increased $394 million in 1996. This increase generally reflects improved operating results in all divisions. The 1995 increase reflects improved operating results and reduced working capital requirements.

Investing Activities - Continuing Operations

     Sprint's investing activities used cash of $3.1, $2.9 and $1.8 billion in 1996, 1995 and 1994, respectively. Capital expenditures, which are Sprint's most significant investing activity, were $2.4, $1.9 and $1.8 billion in 1996, 1995 and 1994, respectively.

     Long distance capital expenditures were incurred each year mainly to meet increased demand for data related services, to enhance network reliability and to upgrade capabilities for providing new products and services. Capital expenditures for the local division were made to accommodate access line growth and expand the division's capabilities for providing enhanced telecommunications services. Local division 1996 capital expenditures also include $76 million of switch software costs. In previous years, these costs were expensed as incurred.

     Investments in and advances to affiliates consists mainly of contributions to Sprint PCS. During 1996, 1995 and 1994, Sprint contributed $298, $911 and $52 million, respectively. Also in 1996, Sprint loaned $67 million to Sprint PCS. The 1996 amounts were used to fund Sprint's portion of Sprint PCS' capital and operating requirements. In 1995, $840 million of the contribution was used to fund Sprint's share of payments for PCS licenses. The remainder was used to fund Sprint's share of Sprint PCS' acquisition of a limited partnership interest in APC, and for capital and operating requirements.

     During 1996, Sprint purchased $183 million (face value) of Sprint PCS Senior Discount bonds for $100 million.

     During 1996, Sprint made an $84 million deposit to directly acquire PCS licenses. See "Segmental Results of Operations -- Emerging Businesses" for further discussion.

Financing Activities

     Sprint's financing activities provided cash of $479 million in 1996 and $423 million in 1995, and used cash of $457 million in 1994. During 1996, DT and FT acquired shares of a new class of Sprint stock for a total of $3.7 billion. A portion of these proceeds, together with proceeds from Cellular's repayment of intercompany debt, were used to reduce outstanding debt. During 1995, Sprint issued $261 million of long-term debt and increased short-term borrowings by $1.1 billion to fund commitments related to Sprint PCS and repay long-term debt.

     During 1996, Sprint purchased 10 million treasury shares for $407 million. Sprint's Board of Directors has authorized, through 1998, the repurchase of shares on the open market to meet share issuance requirements of employee benefit plans and for the conversion of preferred stock.

     Sprint paid dividends to common, preference and preferred shareholders of $420, $352 and $349 million in 1996, 1995 and 1994, respectively. Sprint's indicated annual dividend rate on common stock is currently $1.00 per share.

Discontinued Operations

     In connection with the March 1996 Spin-off, Cellular repaid $1.4 billion of intercompany debt owed to Sprint.

     Prior to the Spin-off, Cellular's 1996 investing activities required net cash of $141 million, mainly for the acquisition of additional cellular properties and capital expenditures.

     During 1995 and 1994, Cellular's cash flows from operating activities were $163 and $180 million, respectively. Cellular's investing activities used cash of $325 and $272 million in 1995 and 1994, respectively, mainly for capital expenditures.

Capital Requirements

     Sprint expects its 1997 investing activities, consisting of capital expenditures and investments in affiliates, to require cash of $4.5 to $5.0 billion. In addition, Sprint expects to pay dividends totaling $430 million. Sprint intends to fund these 1997 cash requirements with cash from operating activities, cash on hand, and from external sources.

     Capital expenditures of $4.1 to $4.4 billion are anticipated in 1997. Capital expenditures for the long distance and local divisions are expected to total $2.5 billion. In early 1997, Sprint will pay $460 million for the balance due on the PCS licenses directly acquired in the recent FCC auction. The balance of anticipated capital expenditures will primarily be used to build out the network for these new PCS markets and the emerging CLEC markets.

     Sprint expects to invest $400 to $600 million in its affiliates during 1997. Sprint PCS will require $350 to $500 million in 1997 to continue its network buildout and for operating cash requirements. Sprint also expects that Global One will require partner contributions for ongoing development activities.

     In addition to these investing activities, international development opportunities apart from Global One may create further cash requirements during 1997.

     Sprint expects to borrow $1.0 to $1.5 billion during 1997, excluding any borrowings that may be required to take advantage of any new international opportunities. A combination of long- and short-term borrowings will be used depending on capital market conditions during the year.

Liquidity

     At year-end 1996, Sprint had the ability to borrow $1.3 billion under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, as of year-end 1996, Sprint could offer for sale $900 million of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

     Additional borrowings that may be incurred are ultimately limited by certain covenants contained in existing debt agreements. At year-end 1996, Sprint had borrowing capacity of $13.2 billion under the most restrictive of its debt covenants.

     The most restrictive covenant related to dividends results from Sprint's revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of net worth. Due to this requirement, $2.5 billion of Sprint's $3.2 billion retained earnings were effectively restricted from the payment of dividends at the end of 1996.

General Hedging Policies

     Sprint uses certain derivative instruments in an effort to manage exposure to interest rate risk and foreign exchange risk. Sprint's use of these derivative instruments related to hedging activities is limited to interest rate swap agreements, interest rate caps and forward contracts and options in foreign currencies. As is customary for these types of derivative instruments, Sprint does not require collateral or other security from the counterparties to the agreements. However, since Sprint controls its exposure to credit risk through credit approvals, credit limits, and internal monitoring procedures, Sprint believes its credit risk exposure is limited.

     Sprint will in no circumstance take speculative positions and create an exposure to benefit from market fluctuations. All hedging activity is in accordance with Board-approved policies. Any exposure from Sprint's use of derivative instruments is immaterial to its overall operations, financial condition and liquidity. See Note 10 of Notes to Consolidated Financial Statements for more information related to Sprint's portfolio of derivative instruments.

Interest Rate Risk Management

     Sprint's interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating-rate and fixed-rate debt in the liability portfolio and preventing liquidity risk. Sprint primarily employs a gap methodology to measure interest rate exposure and uses simulation analysis to manage interest rate risk. Sprint takes an active stance in modifying hedge positions to benefit from the value of timing flexibility and fixed-rate/floating-rate adjustments.

Foreign Exchange Risk Management

     Sprint's foreign exchange risk management program focuses on optimizing consolidated cash flows and stabilizing accounting results. Sprint does not hedge translation exposure because it believes optimizing consolidated cash flows will, over time, maintain shareholder value. Sprint's primary transaction exposure in foreign currencies results from changes in foreign exchange rates between the dates Sprint incurs and settles liabilities (payable in a foreign currency). These liabilities consist of charges from overseas telephone companies for terminating international calls made by Sprint's domestic customers.

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

     The responsibility of the Board of Directors for these financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent auditors, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal and independent auditors have full access to the Audit Committee to discuss auditing and financial reporting matters.



/s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

     We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and common stock and other shareholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 11 to the consolidated financial statements, Sprint discontinued accounting for the operations of its local telecommunications division in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.




ERNST & YOUNG LLP


Kansas City, Missouri
February 4, 1997



CONSOLIDATED STATEMENTS OF INCOME                                                               Sprint Corporation

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1996           1995           1994
-------------------------------------------------------------------------------------------------------------------
                                                                         (in millions, except per share data)
Net Operating Revenues                                               $     14,044.7   $   12,765.1   $   11,986.6

Operating Expenses
      Costs of services and products                                        7,028.7        6,504.9        6,154.5
      Selling, general and administrative                                   3,157.8        2,871.9        2,755.4
      Depreciation and amortization                                         1,591.0        1,466.4        1,386.0
      Restructuring costs                                                      --             87.6           --
      -------------------------------------------------------------------------------------------------------------
      Total operating expenses                                             11,777.5       10,930.8       10,295.9
      -------------------------------------------------------------------------------------------------------------

Operating Income                                                            2,267.2        1,834.3        1,690.7

Interest expense                                                             (196.7)        (260.7)        (300.7)
Other expense, net                                                           (158.6)         (93.2)          (2.1)
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes                       1,911.9        1,480.4        1,387.9

Income tax provision                                                         (721.0)        (534.3)        (488.7)
-------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                           1,190.9          946.1          899.2
Discontinued operations, net                                                   (2.6)          14.5           (8.5)
Extraordinary items, net                                                       (4.5)        (565.3)          --
-------------------------------------------------------------------------------------------------------------------

Net income                                                                  1,183.8          395.3          890.7

Preferred stock dividends                                                      (1.3)          (2.6)          (2.7)
-------------------------------------------------------------------------------------------------------------------


Earnings applicable to common stock                                  $      1,182.5   $      392.7   $      888.0
                                                                    -----------------------------------------------

Earnings per Common Share
      Continuing operations                                          $        2.79    $      2.69    $      2.57
      Discontinued operations                                                 --             0.04          (0.02)
      Extraordinary items                                                    (0.01)         (1.61)           --
-------------------------------------------------------------------------------------------------------------------

Total                                                                $        2.78    $      1.12    $      2.55
                                                                    -----------------------------------------------
Weighted average number of common shares                                      426.0          350.1          348.7
                                                                    -----------------------------------------------
Dividends per common share                                           $        1.00    $      1.00    $      1.00
                                                                    -----------------------------------------------

See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS                                                                          Sprint Corporation

------------------------------------------------------------------------------------------------------------------------
December 31,                                                                               1996              1995
------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions, except per share data)
Assets
     Current assets
       Cash and equivalents                                                            $      1,150.6   $        124.2
       Accounts receivable, net of allowance for doubtful accounts of $117.4 and
           $125.8                                                                             2,463.5          1,523.7
       Receivable from cellular division                                                         --            1,400.0
       Other                                                                                    738.7            571.5
       ------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                   4,352.8          3,619.4

     Investments in equity securities                                                           254.5            262.9

     Property, plant and equipment
       Long distance communications services                                                  7,390.8          6,773.7
       Local communications services                                                         13,368.7         12,603.1
       Other                                                                                    651.3            539.1
       ------------------------------------------------------------------------------------------------------------------
                                                                                             21,410.8         19,915.9
       Less accumulated depreciation                                                         10,946.7         10,200.1
       ------------------------------------------------------------------------------------------------------------------
                                                                                             10,464.1          9,715.8

     Investments in and advances to affiliates                                                1,527.1          1,195.7
     Net investment in cellular division                                                         --              106.9
     Other assets                                                                               354.5            295.2
     --------------------------------------------------------------------------------------------------------------------
                                                                                       $     16,953.0   $     15,195.9
                                                                                     ------------------------------------
Liabilities and Shareholders' Equity
     Current liabilities
       Current maturities of long-term debt                                            $         99.1    $        280.4
       Short-term borrowings                                                                    200.0           2,144.0
       Accounts payable                                                                       1,026.7             938.9
       Accrued interconnection costs                                                            828.9             617.7
       Accrued taxes                                                                            189.2             235.5
       Advance billings                                                                         199.7             202.9
       Other                                                                                    770.6             722.7
       -----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                              3,314.2           5,142.1

     Long-term debt                                                                           2,981.5           3,253.0

     Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                                         846.9             843.4
       Postretirement and other benefit obligations                                             919.7             889.3
       Other                                                                                    359.0             393.0
       -----------------------------------------------------------------------------------------------------------------
                                                                                              2,125.6           2,125.7

     Redeemable preferred stock                                                                  11.8              32.5

     Common stock and other shareholders' equity
       Common stock,  par value  $2.50 per  share,  authorized  1,000.0  shares,
           issued 350.3 and 349.2 shares, and outstanding 343.9 and 349.2 shares                875.7             872.9
       Class A common stock, par value $2.50 per share, authorized 500.0 shares,
           issued and outstanding 86.2 shares                                                   215.6              --
       Capital in excess of par or stated value                                               4,425.9             960.0
       Retained earnings                                                                      3,211.8           2,763.0
       Treasury stock, at cost, 6.4 shares                                                     (262.2)             --
       Other                                                                                     53.1              46.7
       -----------------------------------------------------------------------------------------------------------------
                                                                                              8,519.9           4,642.6
       -----------------------------------------------------------------------------------------------------------------
                                                                                       $     16,953.0    $     15,195.9
                                                                                      ----------------------------------

     See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                              Sprint Corporation

----------------------------------------------------------------- ----------------- ---------------- -----------------
Years Ended December 31,                                                1996             1995              1994
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                                     (in millions)
Operating Activities
Net income                                                         $      1,183.8   $        395.3    $        890.7
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Discontinued operations, net                                             2.6            (14.5)              8.5
     Extraordinary items, net                                                 4.9            565.3              --
     Equity in net losses of affiliates                                     273.7             39.1               3.8
     Depreciation and amortization                                        1,591.0          1,466.4           1,386.0
     Deferred income taxes and investment tax credits                       (10.3)             5.8              53.2
     Changes in operating assets and liabilities
       Accounts receivable, net                                            (988.8)          (135.8)           (226.5)
       Inventories and other current assets                                  15.7            (38.6)            (56.1)
       Accounts payable and other current liabilities                       368.7            178.5             120.2
       Noncurrent assets and liabilities, net                               (23.7)           124.0             128.5
     Other, net                                                             (14.0)            24.1              31.3
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by continuing operations                                2,403.6          2,609.6           2,339.6
Net cash provided (used) by cellular division                                (0.1)           162.5             179.9
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by operating activities                                 2,403.5          2,772.1           2,519.5
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Investing Activities
Capital expenditures                                                     (2,433.6)        (1,857.3)         (1,751.6)
Proceeds from sale of investment in equity securities                        --               --               117.7
Investments in and advances to affiliates                                  (446.1)          (948.7)            (74.1)
Investment in affiliate debt securities                                    (100.0)            --                --
Deposit for PCS licenses                                                    (84.0)            --                --
Other, net                                                                  (51.8)           (53.6)            (45.0)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by continuing operations                                   (3,115.5)        (2,859.6)         (1,753.0)
Repayment by cellular division of intercompany advances                   1,400.0             --                --
Net cash used by cellular division                                         (140.7)          (324.6)           (272.4)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by investing activities                                    (1,856.2)        (3,184.2)         (2,025.4)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Financing Activities
Proceeds from long-term debt                                                  9.4            260.7             107.9
Retirements of long-term debt                                              (433.1)          (630.0)           (597.0)
Net increase (decrease) in short-term borrowings                         (1,986.8)         1,109.5             321.5
Proceeds from common stock issued                                            20.5             16.9              42.7
Proceeds from Class A common stock issued                                 3,661.3             --                --
Proceeds from employee stock purchase installments                           38.1             38.8              33.1
Dividends paid                                                             (419.6)          (351.5)           (349.4)
Purchase of treasury stock                                                 (407.2)            --                (9.8)
Other, net                                                                   (3.5)           (21.8)             (5.9)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided (used) by financing activities                            479.1            422.6            (456.9)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Increase in cash and equivalents                                          1,026.4             10.5              37.2
Cash and equivalents at beginning of year                                   124.2            113.7              76.5
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Cash and equivalents at end of year                                $      1,150.6   $        124.2    $        113.7
                                                                  --- ------------- -- ------------- --- -------------

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY                              Sprint Corporation

-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                1996              1995             1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Common Stock
   Balance beginning of year                                        $     872.9      $     871.4       $     858.5
   Common stock issued                                                      2.5              1.4              12.8
   Other, net                                                               0.3              0.1               0.1
-----------------------------------------------------------------------------------------------------------------------
   Balance end of year                                                    875.7            872.9             871.4
-----------------------------------------------------------------------------------------------------------------------

Class A Common Stock
   Balance beginning of year                                               --               --                --
   Class A common stock issued (86.2 shares)                              215.6             --                --
-----------------------------------------------------------------------------------------------------------------------
   Balance end of year                                                    215.6             --                --
-----------------------------------------------------------------------------------------------------------------------

Capital in Excess of Par or Stated Value
   Balance beginning of year                                              960.0            942.9             827.4
   Common stock issued                                                     17.5             13.5             111.9
   Class A common stock issued                                          3,436.3             --                --
   Other, net                                                              12.1              3.6               3.6
-----------------------------------------------------------------------------------------------------------------------
   Balance end of year                                                  4,425.9            960.0             942.9
-----------------------------------------------------------------------------------------------------------------------


Retained Earnings
   Balance beginning of year                                            2,763.0          2,730.9           2,184.2
   Net income                                                           1,183.8            395.3             890.7
   Common stock dividends                                                (346.1)          (348.9)           (346.7)
   Class A common stock and preference stock dividends                    (74.9)            --                --
   Preferred stock dividends                                               (1.3)            (2.6)             (2.7)
   Spin-off of cellular division                                         (260.2)            --                --
   Treasury stock issued                                                  (52.9)            (3.5)             --
   Other, net                                                               0.4             (8.2)              5.4
-----------------------------------------------------------------------------------------------------------------------
   Balance end of year                                                  3,211.8          2,763.0           2,730.9
-----------------------------------------------------------------------------------------------------------------------

Treasury Stock
   Balance beginning of year                                               --               (9.6)             (0.3)
   Treasury stock purchased                                              (407.2)            --                (9.8)
   Treasury stock issued                                                  145.0              9.6               0.5
-----------------------------------------------------------------------------------------------------------------------
   Balance end of year                                                   (262.2)            --                (9.6)
-----------------------------------------------------------------------------------------------------------------------

Other
   Balance beginning of year                                               46.7            (10.8)             48.5
   Change in unrealized holding gains on investments, net                   2.9             54.6             (20.5)
   Other, net                                                               3.5              2.9             (38.8)
-----------------------------------------------------------------------------------------------------------------------
   Balance end of year                                                     53.1             46.7             (10.8)
-----------------------------------------------------------------------------------------------------------------------


                                                                  $     8,519.9     $    4,642.6     $     4,524.8
                                                                  -----------------------------------------------------

Shares of Common Stock Outstanding
   Balance beginning of year                                              349.2            348.3             343.4
   Common stock issued (including Class A common stock)                    87.3              0.6               5.2
   Treasury stock purchased                                               (10.1)            --                (0.3)
   Treasury stock issued                                                    3.7              0.3              --
-----------------------------------------------------------------------------------------------------------------------
   Balance end of year                                                    430.1            349.2             348.3
                                                                  -----------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Sprint Corporation

1.  Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

     The consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method (see Note 2).

     The consolidated financial statements are prepared in conformity with generally accepted accounting principles (GAAP). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Those estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts previously reported have been reclassified to conform to the current year presentation in the consolidated financial statements. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," revenues and related net income resulting from transactions between Sprint's nonregulated operations and its regulated local exchange carriers were not eliminated in the consolidated financial statements before 1996. Revenues related to these intercompany transactions were $262 and $285 million in 1995 and 1994, respectively. All other significant intercompany transactions have been eliminated.

Classification of Operations

     The long distance communications services division provides domestic and international voice, video and data communications services. The division offers its services to the public subject to different levels of state and federal regulation, but rates are generally not subject to rate-base regulation.

     The local communications services division consists of regulated telephone companies. These operations provide local exchange services, access by telephone customers and other carriers to local exchange facilities, sales of telecommunications equipment and long distance services within specified geographical areas.

     Emerging businesses consists of activities related to consumer Internet access services, competitive local exchange carrier (CLEC) services, personal communication services (PCS) controlled by Sprint and international development activities outside the scope of the Global One joint venture.

     The product distribution and directory publishing businesses include the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

Revenue Recognition

     Sprint recognizes operating revenues as services are rendered or as products are delivered to customers. The long distance division records operating revenues net of an estimate for uncollectible accounts.

Cash and Equivalents

     Cash equivalents generally include highly liquid investments with original maturities of three months or less and are stated at cost, which approximates market value. As part of its cash management program, Sprint uses controlled disbursement banking arrangements. At year-end 1996 and 1995, outstanding checks in excess of cash balances of $127 and $131 million, respectively, were included in accounts payable. Sprint had sufficient funds available to fund these outstanding checks when they were presented for payment.

Investments in Debt and Equity Securities

     Investments in debt and equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding gains and losses are reflected as adjustments to "Common stock and other shareholders' equity - Other," net of related income taxes.

Inventories

     Inventories, consisting principally of those related to Sprint's product distribution business, are stated at the lower of cost (principally first-in, first-out method) or market.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

     The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Prior to the discontinued use of SFAS 71 as of year-end 1995, the cost of property, plant and equipment for Sprint's local division had been generally depreciated on a straight-line basis over the lives prescribed by regulatory commissions.

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

Capitalized Interest

     Sprint capitalizes interest costs related to the construction of capital assets and to its investment in Sprint Spectrum L.P. (Sprint PCS). Capitalized interest totaled $104, $57 and $8 million in 1996, 1995 and 1994, respectively.

Earnings Per Share (EPS)

     EPS is based on the weighted average of both outstanding and issuable shares assuming all dilutive options are exercised, as applicable.

     Had the Class A common stock discussed in Note 7 been issued as of January 1, 1996, and the related proceeds been used to repay debt or invested on a temporary basis at that time, Sprint's 1996 EPS from continuing operations would have decreased from $2.79 per share to an estimated $2.76 per share.

2.  Investments

Investment in Affiliate Debt Securities

     In August 1996, Sprint purchased $183 million (face value) of Sprint PCS Senior Discount bonds for $100 million. The bonds mature in 2006. At year-end 1996, the accreted cost of the bonds was $104 million and gross unrealized holding gains totaled $18 million. This investment has been included in "Current assets - Other" on the 1996 Consolidated Balance Sheet.

Investments in Equity Securities

     The cost of equity securities was $105 and $109 million at year-end 1996 and 1995, respectively. Gross unrealized holding gains were $149 million in 1996 and $154 million in 1995.

Investments in and Advances to Affiliates

     Investments accounted for using the equity method mainly consist of Sprint's investments in Sprint PCS and Global One.

     Sprint   is  a  40%   partner   in   Sprint   PCS,   a   partnership   with
Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building a wireless network to provide PCS on a broad geographic basis within the United States.

     In 1996, Sprint became a partner in Global One, a joint venture with Deutsche Telekom AG (DT) and France Telecom (FT). Global One was formed to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany), and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe. At year-end 1996, Sprint's share of underlying equity in Global One's net assets exceeded the carrying value of Sprint's investment in Global One by $186 million. This difference is being amortized through January 2001.

     Combined, summarized financial information (100% basis) of all entities accounted for using the equity method is as follows:

                                                                      1996              1995             1994
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                   (in millions)
Results of operations
  Net operating revenues                                       $     1,727.9     $       779.5    $       520.5
                                                               -- ------------- --- ------------- -- -------------
  Operating loss                                               $      (794.0)    $       (58.3)   $       (22.3)
                                                               -- ------------- --- ------------- -- -------------
  Net loss                                                     $      (844.3)    $       (90.6)   $       (23.3)
                                                               -- ------------- --- ------------- -- -------------

Financial position
  Current assets                                               $     1,360.7     $       384.4
  Noncurrent assets                                                  6,779.3           2,613.4
-------------------------------------------------------------- -- ------------- --- -------------
                                                               $     8,140.0     $     2,997.8
                                                               -- ------------- --- -------------

  Current liabilities                                          $     1,185.5     $       223.7
  Noncurrent liabilities                                             2,042.1             135.4
  Owners' equity                                                     4,912.4           2,638.7
-------------------------------------------------------------- -- ------------- --- -------------
                                                               $     8,140.0     $     2,997.8
                                                               -- ------------- --- -------------


     During 1996, 1995 and 1994, Sprint recorded net income (losses) in affiliates accounted for using the equity method of $(264), $(23) and $3 million, respectively. These amounts are included in "Other expense, net" on the Consolidated Statements of Income.

     As of year-end 1996, Sprint had loaned Sprint PCS $67 million.

3.  Employee Benefit Plans

Defined Benefit Pension Plan

     Substantially all Sprint employees are covered by a noncontributory defined benefit pension plan. Benefits for plan participants represented by collective bargaining units are based on negotiated schedules of defined amounts. For participants not covered by collective bargaining agreements, the plan provides pension benefits based on years of service and participants' compensation.

     Sprint's policy is to make annual plan contributions equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. At year-end 1996, the plan's assets consisted mainly of investments in corporate equity securities and U.S. government and corporate debt securities.

     The net pension cost (credit) and related weighted average assumptions consist of the following:

                                                                      1996              1995             1994
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Service cost -- benefits earned during the period               $         65.4    $         51.8   $         61.6
Interest cost on projected benefit obligation                            138.5             129.7            121.6
Actual return on plan assets                                            (353.0)           (472.1)            (1.1)
Net amortization and deferral                                            159.4             287.9           (176.6)
-------------------------------------------------------------------------------------------------------------------

Net pension cost (credit)                                       $         10.3    $         (2.7)  $          5.5
                                                               ----------------------------------------------------

Discount rate                                                            7.25%             8.50%            7.50%
Expected long-term rate of return on plan assets                         9.50%             9.50%            9.50%
Anticipated composite rate of future increases in compensation           4.25%             5.00%            4.50%


     The funded status and amounts recognized in the Consolidated Balance Sheets for the plan, at year-end, are as follows:

                                                                                        1996             1995
-------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Actuarial present value of benefit obligations
     Vested benefit obligation                                                    $    (1,713.6)   $    (1,705.1)
                                                                                -----------------------------------
     Accumulated benefit obligation                                               $    (1,864.1)   $    (1,866.0)
                                                                                -----------------------------------

Projected benefit obligation                                                      $    (1,967.0)   $    (1,962.7)
Plan assets at fair value                                                               2,584.2          2,331.3
-------------------------------------------------------------------------------------------------------------------

Plan assets in excess of the projected benefit obligation                                 617.2            368.6
Unrecognized net gains                                                                   (481.8)          (199.2)
Unrecognized prior service cost                                                           100.4            101.3
Unamortized transition asset                                                             (147.1)          (170.9)
-------------------------------------------------------------------------------------------------------------------

Prepaid pension cost                                                              $        88.7    $        99.8
                                                                                -----------------------------------

Discount rate                                                                              7.75%            7.25%
Anticipated composite rate of future increases in compensation                             4.75%            4.25%


Defined Contribution Plans

     Sprint  sponsors  defined  contribution  employee  savings  plans  covering substantially  all  employees.  Participants  may  contribute  portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by Sprint based on defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by Sprint. For these participants, Sprint provides matching contributions in Sprint common stock equal to 50% of participants' contributions up to 6% of their compensation. In addition, Sprint may, at the discretion of the Board of Directors, provide matching contributions based on the performance of Sprint common stock compared with other telecommunications companies. Sprint's matching contributions were $56, $51 and $47 million in 1996, 1995 and 1994, respectively. At year-end 1996, the plans held 22 million shares of Sprint common stock.

Postretirement Benefits

     Sprint provides postretirement benefits (principally medical benefits) to substantially all employees. Employees retiring before specified dates are eligible for benefits at no cost, or a reduced cost. Employees retiring after specified dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

The net postretirement benefits cost consists of the following:

                                                                      1996              1995             1994
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Service cost -- benefits earned during the period               $         21.7    $         22.2   $         23.2
Interest on accumulated postretirement benefit obligation
                                                                          49.9              58.7             53.2
Net amortization and deferral                                            (13.7)             (9.4)            (1.9)
-------------------------------------------------------------------------------------------------------------------

Net postretirement benefits cost                                $         57.9    $         71.5   $         74.5
                                                               ----------------------------------------------------


     For measurement purposes, a weighted average annual health care cost trend rate of 9.6% was assumed for 1996, gradually decreasing to an ultimate level of 5% by 2001. The effect of a 1% increase in the assumed trend rates would have increased the 1996 net postretirement benefits cost by an estimated $12 million. The discount rates for 1996, 1995 and 1994 were 7.25%, 8.50% and 7.50%, respectively.

The amounts recognized in the Consolidated Balance Sheets, at year-end, are as follows:

                                                                                        1996             1995
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                          (in millions)
Accumulated postretirement benefit obligation
     Retirees                                                                   $        277.9    $       312.4
     Active plan participants -- fully eligible                                          127.6            118.3
     Active plan participants -- other                                                   320.7            328.6
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                         726.2            759.3

Unrecognized prior service benefit                                                         5.7              5.6
Unrecognized net gains                                                                   178.7            115.3
------------------------------------------------------------------------------- --- ------------- -- -------------

Accrued postretirement benefits cost                                            $        910.6    $       880.2
                                                                                --- ------------- -- -------------


     The year-end 1996 and 1995 accumulated benefit obligations were based on discount rates of 7.75% and 7.25%, respectively. The assumed 1997 annual health care cost trend rate was 9%, gradually decreasing to an ultimate level of 5% by 2005. The effect of a 1% annual increase in the assumed health care cost trend rates would have increased the year-end 1996 accumulated postretirement benefit obligation by an estimated $96 million.

4.  Income Taxes

The income tax provisions allocated to continuing operations consist of the following:

                                                                       1996              1995              1994
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
                                                                                   (in millions)
Current income tax provision
    Federal                                                     $        655.4    $        437.4    $        355.7
    State                                                                 75.9              91.1              79.8
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
                                                                         731.3             528.5             435.5
   Deferred income tax provision (benefit)
    Federal                                                              (22.2)             45.9              81.6
    State                                                                 23.5             (23.6)             (6.4)
Amortization of deferred investment tax credits                          (11.6)            (16.5)            (22.0)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
                                                                         (10.3)              5.8              53.2
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total income tax provision                                      $        721.0    $        534.3    $        488.7
                                                                -- -------------- -- ------------- --- -------------


The differences that cause the effective income tax rate to vary from the statutory federal income tax rate of 35% are as follows:

                                                                     1996              1995              1994
-------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Income tax provision at the statutory rate                     $        669.2    $        518.1   $        485.8
Less investment tax credits included in income                           11.6              16.5             22.0
-------------------------------------------------------------------------------------------------------------------
Expected federal income tax provision after investment tax
    credits                                                             657.6             501.6            463.8
Effect of
   State income taxes, net of federal income tax effect                  64.6              43.9             47.7
   Equity in losses of foreign joint venture                              8.6              --               --
   Other, net                                                            (9.8)            (11.2)           (22.8)
-------------------------------------------------------------------------------------------------------------------

Income tax provision, including investment tax credits         $        721.0    $        534.3   $        488.7
                                                              -----------------------------------------------------

Effective income tax rate                                               37.7%             36.1%            35.2%
                                                              -----------------------------------------------------


The income tax provisions (benefits) allocated to other items are as follows:

                                                                        1996             1995            1994
---------------------------------------------------------------- --- ------------ -- ------------- -- ------------
                                                                                  (in millions)
Discontinued operations                                           $         7.0   $        31.2    $         0.7
Extraordinary items                                                        (2.9)         (437.4)            --
Unrealized holding gains on investments (1)                                 1.7            30.7            (11.6)
Stock ownership, purchase and options arrangements (1)                    (14.1)           (7.5)            (8.1)
---------------------------------------------------------------- --- ------------ -- ------------- -- ------------

(1)  These amounts have been recorded directly to "Common stock and other shareholders' equity - Other."


     Deferred income taxes are provided for the temporary differences between the carrying amounts of Sprint's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1996 and 1995, along with the income tax effect of each, are as follows:

                                                   1996 Deferred Income Tax           1995 Deferred Income Tax
                                                 ------------- -- ------------- --- ------------- -- -------------
                                                    Assets        Liabilities          Assets        Liabilities
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in millions)
Property, plant and equipment                 $         --     $      1,304.3    $         --     $      1,276.7
Postretirement and other benefits                      360.3             --               347.0             --
Reserves and allowances                                115.6             --                94.9             --
Unrealized holding gains on securities                  --               57.3              --               55.6
Other, net                                             106.8             --               132.0             --
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                       582.7          1,361.6             573.9          1,332.3
Less valuation allowance                                13.7             --                17.4             --
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total                                         $        569.0   $      1,361.6    $        556.5   $      1,332.3
                                             --- ------------- -- ------------- --- ------------- -- -------------


     During 1996, 1995 and 1994, the valuation allowance related to deferred income tax assets decreased $4, $4 and $1 million, respectively.

     Sprint's management believes it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

     At year-end 1996, Sprint had available, for income tax purposes, $3 million of state alternative minimum tax credit carryforwards to offset state income tax payable in future years, and tax benefits of $18 million related to state operating loss carryforwards. The loss carryforwards expire in varying amounts per year from 1997 through 2011.

5.  Borrowings

Long-term Debt

Long-term debt, at year-end, is as follows:


                                                                  Maturing               1996             1995
--------------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Corporate
      Senior notes
          10.45%                                                    1996          $         --      $        100.0
           9.2% to 9.8%                                         1997 to 2001               325.3             325.3
           8.1% to 9.5%                                         2002 to 2006               350.0             350.0
      Debentures
           9.25%                                                    2022                   200.0             200.0
      Other
           8.25% (1)                                                2000                   146.4             138.4
Long Distance Division
      Vendor financing agreements
           7.4% to 10.2%                                        1997 to 1999                67.9             177.6
Local Division
      First mortgage bonds
           5.3% to 6.3%                                             1996                    --                31.6
           2.0% to 9.4%                                         1997 to 2001               291.7             311.3
           4.0% to 7.8%                                         2002 to 2006               507.1             510.9
           6.9% to 9.8%                                         2007 to 2011               151.7             151.7
           6.9% to 7.5%                                         2012 to 2016                90.0              90.0
           8.8% to 9.9%                                         2017 to 2021               325.5             297.7
           7.1% to 8.4%                                         2022 to 2026               145.0             173.8
      Debentures and notes
           5.0% to 9.6%                                         1997 to 2016               275.3             415.6
      Notes payable and commercial paper                            1996                    --                42.8
      Other
           2.0% to 19.5%                                        1997 to 2009                 6.2               9.8
Other
      Debentures
           9.00%                                                    2019                   150.0             150.0
      Other
           5.4% to 12.5%                                        1997 to 2003                48.5              56.9
--------------------------------------------------------------------------------------------------------------------
                                                                                         3,080.6           3,533.4
Less current maturities                                                                     99.1             280.4
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                    $      2,981.5    $      3,253.0
                                                                                 -----------------------------------

 (1) Notes may be exchanged at maturity for shares of Southern New England Telecommunications Corporation (SNET) common stock owned by Sprint, or cash. Based on SNET's closing market prices, had the notes matured at year-end 1996 or 1995, they could have been exchanged for 3.8 million shares of SNET stock. At year-end 1996 and 1995, Sprint held 4.2 and 4.4 million shares, respectively, of SNET stock, which have been included in "Investments in equity securities" on the Consolidated Balance Sheets.

Long-term debt maturities during each of the next five years are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
1997                                                                                               $         99.1
1998                                                                                                        128.3
1999                                                                                                         30.9
2000                                                                                                        648.4
2001                                                                                                         37.8
-------------------------------------------------------------------------------------------------------------------


     Property, plant and equipment with a total cost of $12.4 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

     During 1996, Sprint redeemed, prior to scheduled maturities, $190 million of debt with interest rates ranging from 6.0% to 9.5%. These early redemptions resulted in a $5 million after-tax extraordinary loss.

Short-term Borrowings

Notes payable and commercial paper outstanding and related weighted average interest rates, at year-end, are as follows:

                                                                                        1996             1995
-------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Bank notes, 5.9%                                                                  $        200.0   $      1,551.8
Commercial paper, 6.3%                                                                      --              635.0
-------------------------------------------------------------------------------------------------------------------

Total notes payable and commercial paper                                          $        200.0   $      2,186.8
                                                                                -----------------------------------


     At year-end 1995, $43 million of notes payable and commercial paper were classified as long-term debt based on Sprint's ability and intent to refinance the borrowings on a long-term basis.

     The bank notes are renewable at various dates throughout the year. Sprint pays a fee to certain commercial banks to support current and future credit requirements based on loan commitments. Lines of credit could be withdrawn by the banks if there were a material adverse change in Sprint's financial condition. At year-end 1996, Sprint's unused bank lines of credit totaled $1.3 billion.

Other

     Sprint is in compliance with all restrictive or financial covenants relating to its debt arrangements at year-end 1996.

6.  Redeemable Preferred Stock

     Sprint has  approximately 25 million  authorized shares of preferred stock,
including   nonredeemable   preferred  stock.  The  redeemable  preferred  stock
outstanding, at year-end, is as follows:

                                                                                        1996             1995
-------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions, except per
                                                                                      share and share data)
Third series -- stated value $100 per share, shares - 184,000,
    nonparticipating, nonvoting, cumulative 7.75% annual dividend rate            $        --      $        18.4
Fifth series -- stated value $100,000 per share, shares - 95, voting,
    cumulative 6% annual dividend rate                                                      9.5              9.5
Other -- stated values ranging from $25 to $100 per share, shares - 22,800 and
    110,675, annual dividend rates ranging from 4.7% to 5.0%                                2.3              4.6
-------------------------------------------------------------------------------------------------------------------

Total redeemable preferred stock                                                  $        11.8    $        32.5
                                                                                -----------------------------------


     In 1996, 24,000 shares of Sprint's third series preferred stock were redeemed at $100.00 per share and 160,000 shares were redeemed at $101.77 per share.

     Sprint's fifth series preferred stock must be redeemed in full in 2003. If less than full dividends have been paid for four consecutive dividend periods, or if the total amount of dividends in arrears exceeds the dividend payment for six dividend periods, the holders of the fifth series preferred stock may elect a majority of directors standing for election until all arrears in dividend payments have been paid.

7.  Common Stock

Common Stock

     At year-end 1996, common stock reserved for future grants under stock option plans or for future issuances under various arrangements was as follows:

                                                                                              Number of Shares
----------------------------------------------------------------------------------------------------------------
                                                                                                (in millions)
Employees Stock Purchase Plan (ESPP)                                                                 6.2
Employee savings plans                                                                               3.4
Automatic Dividend Reinvestment Plan                                                                 1.2
Officer and key employees' and directors' stock options                                             13.8
Conversion of preferred stock and other                                                              1.5
----------------------------------------------------------------------------------------------------------------
Total                                                                                               26.1
                                                                                              ------------------


     Under a Shareholder Rights plan, one-half of a Preferred Stock Purchase Right is attached to each share of Sprint common stock and Class A common stock. Each Right is exercisable and detachable only if certain takeover events occur. The Rights entitle shareholders to buy units consisting of one one-hundredth of a newly issued Preferred Stock-Fourth Series, Junior Participating share at $235.00 per unit or, in certain circumstances, common stock. Under certain circumstances, Rights beneficially owned by an acquiring person become null and void. Sprint's Preferred Stock-Fourth Series is without par value. It is voting, cumulative and accrues dividends generally equal to the greater of $10.00 per share or 200 times the aggregate per share amount of all common stock dividends. No shares of Preferred Stock-Fourth Series were issued or outstanding at year-end 1996. The Rights may be redeemed by Sprint at $0.01 per Right and will expire in September 1999.

     During 1996, 1995 and 1994, Sprint declared and paid annual common stock dividends of $1.00 per share. The most restrictive covenant related to common stock dividends results from Sprint's $1.5 billion revolving credit agreement. Among other restrictions, this agreement requires Sprint to maintain specified levels of consolidated net worth, as defined. Due to this requirement, $2.5 billion of Sprint's $3.2 billion consolidated retained earnings were effectively restricted from the payment of dividends at year-end 1996. The indentures and financing agreements of certain of Sprint's subsidiaries contain various provisions restricting the payment of cash dividends on subsidiary common stock held by Sprint. In connection with these restrictions, $145 million of the related subsidiaries' $1.2 billion total retained earnings were restricted at year-end 1996. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

     During 1990, the Savings Plan Trust, an employee savings plan, acquired common stock from Sprint in exchange for a $75 million promissory note payable to Sprint. The note bears interest at 9% and is to be repaid from the common stock dividends received by the plan and the contributions made to the plan by Sprint according to plan provisions. The remaining $51.2 million note receivable balance at year-end 1996 is reflected as a reduction to "Common stock and other shareholders' equity - Other."

Class A Common Stock

     On January 31, 1996, DT and FT acquired shares of a new class of convertible preference stock for a total of $3.0 billion. This resulted in DT and FT each holding 7.5% of Sprint's voting power. In April 1996, following the spin-off of Sprint's cellular and wireless communications services division (Cellular) (see Note 12), the preference stock was converted into Class A common stock, and DT and FT each acquired additional shares of Class A common stock. Following their total investment of $3.7 billion, DT and FT each own shares of Class A common stock with 10% of Sprint's voting power. During 1996, Sprint declared and paid dividends of $0.16 per share for the preference stock and $0.75 per share for the Class A common stock.

     DT and FT, as the holders of the Class A common stock, have the right in most circumstances to proportionate representation on Sprint's Board of Directors and to purchase additional shares of Class A common stock from Sprint to maintain their total ownership level at 20%. In addition, the holders of Class A common stock have disapproval rights with respect to Sprint's undertaking certain types of transactions. DT and FT have entered into a standstill agreement with Sprint that contains restrictions on their ability to acquire voting securities of Sprint other than as contemplated by their investment agreement with Sprint and related agreements. The standstill agreement also contains customary provisions restricting DT and FT from initiating or participating in any proposal with respect to the control of Sprint.

8.  Stock-based Compensation

     Sprint's Management Incentive Stock Option Plan (MISOP) provides for the granting of stock options to employees who are eligible to receive annual incentive compensation. Eligible employees are entitled to receive stock options in lieu of a portion of the target incentive under Sprint's management incentive plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of Sprint's common stock on the grant date. At year-end 1996, authorized shares under this plan approximated eight million. This amount increased by approximately three million shares on January 1, 1997.

     The Sprint Corporation Stock Option Plans (SOP) provide for the granting of stock options to officers and key employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of Sprint's common stock on the grant date. At year-end 1996, authorized shares under these plans approximated 18 million. This amount increased by approximately two million shares on January 1, 1997.

     Every two years, the ESPP offers all employees the election to purchase Sprint common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 1996, authorized shares under this plan approximated 18 million.

     In 1996, Sprint adopted the pro forma disclosure requirements under SFAS No. 123, "Accounting for Stock-based Compensation," and continued to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans. Under APB 25, Sprint has recognized no compensation expense related to these plans.

     Pro forma net income and EPS have been determined as if Sprint had used the fair value method of accounting for its stock option grants and ESPP share elections after 1994. Under this method, these pro forma amounts have been reduced for compensation expense. Compensation expense is recognized over the applicable vesting periods and is based on the number of shares under option and their related fair values on the grant date.

     The following pro forma information will not likely represent the information reported in future years because options granted and ESPP shares elected after 1994 will continue to vest over the next several years. In addition, compensation expense resulting from the spin-off of Cellular will decline over the next several years.

Sprint's pro forma net income and EPS for 1996 and 1995 are as follows:

                                                                                      1996 (1)           1995
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                               (in millions, except per share data)
Pro forma net income                                                             $       1,158    $        388
                                                                                --- ------------- -- -------------
Pro forma EPS                                                                    $        2.72    $       1.10
                                                                                --- ------------- -- -------------

(1) Pro forma net income was reduced by $6 million ($0.01 per share) in 1996 due to additional compensation resulting from modifications to terms of options and ESPP share elections made in connection with the spin-off of Cellular.

     During 1996, Sprint employees elected to purchase 2.8 million ESPP shares with a weighted average fair value (using the Black-Scholes pricing model) of $10.06 per share. No ESPP shares were offered in 1995.

     The following tables reflect the weighted average fair value per option granted during the year, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model:

1996                                                                                    MISOP             SOP
-------------------------------------------------------------------------------------------------------------------

Fair value on grant date                                                          $       9.17     $      10.96
Risk-free interest rate                                                                    5.2%             5.2%
Expected volatility                                                                       23.3%            23.3%
Expected dividend yield                                                                    2.5%             2.5%
Expected life (years)                                                                        4                6
-------------------------------------------------------------------------------------------------------------------


1995                                                                                    MISOP             SOP
-------------------------------------------------------------------------------------------------------------------

Fair value on grant date                                                          $       6.67     $       8.73
Risk-free interest rate                                                                    6.9%             7.2%
Expected volatility                                                                       23.3%            23.3%
Expected dividend yield                                                                    2.5%             2.5%
Expected life (years)                                                                        4                6
-------------------------------------------------------------------------------------------------------------------


A summary of stock option plan activity is as follows:

                                                                                                      Weighted
                                                                                                     Average per
                                                                                                        Share
                                                                                   Number of          Exercise
                                                                                   Shares (1)         Price (1)
--------------------------------------------------- ------------- --- ----------- ------------- --- --------------
                                                                                (in millions, except per share data)
Outstanding January 1, 1994                                                              7.8        $      21.38
Granted                                                                                  3.3               30.02
Exercised                                                                                1.2               17.25
Forfeited / Expired                                                                      0.6               26.46
                                                                                  -------------
Outstanding December 31, 1994                                                            9.3               24.67
Granted                                                                                  4.3               24.69
Exercised                                                                                0.8               19.81
Forfeited / Expired                                                                      0.5               27.06
                                                                                  -------------
Outstanding December 31, 1995                                                           12.3               24.88
Granted                                                                                  4.9               36.94
Exercised                                                                                2.6               22.28
Forfeited / Expired                                                                      1.0               29.22
                                                                                  -------------
Outstanding December 31, 1996                                                           13.6        $      29.42
                                                                                  -------------     -- -----------

 (1) Due to the spin-off of Cellular, the number of shares and the related exercise prices have been adjusted to maintain both the total fair market value of common stock underlying the options, and the relationship between the market value of Sprint's common stock and the option's exercise price.

     Outstanding options held by Cellular employees were converted into options and grants to purchase Cellular common stock and are not included in the above table.

     After adjustment for the spin-off of Cellular, options exercisable, at year-end 1995 and 1994 were 6.4 and 4.5 million, respectively. The following table summarizes outstanding and exercisable options at year-end 1996:

                                           Options Outstanding                          Options Exercisable
                             ------------------------------------------------     --------------------------------
                                                Weighted
                                                Average                                                Weighted
                                               Remaining          Weighted                             Average
                                 Number       Contractual         Average             Number           Exercise
         Range of             Outstanding         Life            Exercise         Exercisable          Price
      Exercise Prices        (in millions)     (in years)          Price          (in millions)
---------------------------- --------------- --------------- -- ------------- --- --------------- -- -------------

      $11.56 - $14.96               0.3            2.3       $      13.14                0.3      $       13.14
      $15.18 - $19.24               0.3            4.3              17.69                0.3              17.69
      $20.08 - $24.50               3.9            6.8              23.48                2.2              22.79
      $25.07 - $29.96               2.6            5.4              27.32                2.0              26.62
      $30.12 - $34.80               2.0            7.2              30.60                1.8              30.27
      $35.32 - $39.88               4.4            9.1              36.84                1.8              36.82
      $40.19 - $44.06               0.1            5.9              42.12                --                --
---------------------------- --------------- --------------- -- ------------- --- --------------- -- -------------


9.  Commitments and Contingencies

Litigation, Claims and Assessments

     In December 1996, an arbitration panel entered a $61 million award in favor of Network 2000 Communications Corporation (Network 2000) on its breach of contract claim against Sprint. The arbitrators directed Sprint to pay one-half of this award to Network 2000, and the remaining amount to the Missouri state court in which a proposed class action by Network 2000's independent marketing representatives (IMRs) against Network 2000 and Sprint is pending. The arbitrators denied all other claims by Network 2000, including claims of fraud and deceit.

     In December 1996, Sprint filed an action in federal district court in Kansas City, Missouri, naming as defendants Network 2000, Network 2000's attorneys, and representatives of a proposed class of IMRs. Sprint seeks to have the arbitration panel's award vacated, modified, or corrected, and has asked the court to enter an order regarding the distribution of the award among the defendants.

     In the proposed class action, the IMRs seek to certify a class to pursue breach of contract and tort claims against Network 2000 and Sprint. Sprint believes the IMRs' contract claims have been or will be addressed by the arbitration panel's award and the related federal court action filed by Sprint. Further, Sprint believes the IMRs' tort claims are not appropriate for class action treatment.

     In 1996, Sprint accrued $60 million based on its ongoing assessment of the potential liability related to actions by Network 2000 and its IMRs. This charge reduced income from continuing operations by $36 million ($0.08 per share).

     Following the announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits were dismissed. In June 1996, Centel and the other defendants were granted summary judgment in the federal action. The plaintiffs have appealed the court's order. In October 1995, the New York trial court granted the motion of Centel's financial advisors to dismiss a purported class action suit filed against them in connection with their representation of Centel in the merger. The order dismissing the claims was affirmed on appeal by the intermediate appellate court in New York. Sprint may have indemnification obligations to the financial advisors in connection with this suit.

     Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Commitments

     Sprint expects to invest $400 to $600 million in its affiliates during 1997. Sprint PCS will require $350 to $500 million in 1997 to continue its network buildout and for operating cash requirements. Sprint also expects Global One will require partner contributions for ongoing development activities.

     In the FCC's recently completed PCS license auctions, Sprint directly acquired licenses for a total of $544 million. Sprint will pay the $460 million balance due on these licenses in early 1997.

Operating Leases

     Minimum rental commitments at year-end 1996 for all noncancelable operating leases, consisting mainly of leases for data processing equipment and real estate, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
1997                                                                                               $        207.6
1998                                                                                                        203.7
1999                                                                                                        177.7
2000                                                                                                        127.2
2001                                                                                                         92.0
Thereafter                                                                                                  252.4
-------------------------------------------------------------------------------------------------------------------


     Gross rental expense totaled $401, $402 and $379 million in 1996, 1995 and 1994, respectively. Rental commitments for subleases, contingent rentals and executory costs are not significant.

10. Financial Instruments

Fair Value of Financial Instruments

     Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the following estimates are not necessarily indicative of the values Sprint could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair values presented at year-end 1996, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1996 may differ significantly from the amounts presented below. The carrying amounts and estimated fair values of Sprint's financial instruments, at year-end, are as follows:

                                                             1996                               1995
                                                 ------------------------------     ------------------------------
                                                   Carrying        Estimated          Carrying        Estimated
                                                    Amount         Fair Value          Amount         Fair Value
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in millions)
Financial assets
  Cash and equivalents                       $      1,150.6    $     1,150.6    $        124.2    $       124.2
  Investment in affiliate debt securities             122.5            122.5              --               --
  Investments in equity securities                    254.5            254.5             262.9            262.9

Financial liabilities
  Short-term borrowings                               200.0            200.0           2,144.0          2,144.0
  Long-term debt
    Corporate                                       1,021.7          1,142.1           1,113.7          1,282.9
    Long distance division                             67.9             69.0             177.6            184.5
    Local division                                  1,792.5          1,855.8           2,035.2          2,237.5
    Other                                             198.5            206.8             206.9            242.8

Other financial instruments
  Interest rate swap agreements                        --                0.2              --               (3.4)
  Foreign currency contracts                           (0.5)            (0.5)              0.5              0.4
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


     The carrying values of Sprint's cash and equivalents approximate fair value at year-end 1996 and 1995. The fair value of Sprint's investments in debt and equity securities is estimated based on quoted market prices. The fair value of Sprint's long-term debt is estimated based on quoted market prices for publicly traded issues. The fair value of all other issues is estimated based on the present value of estimated future cash flows using a discount rate based on the risks involved. The fair value of interest rate swap agreements is estimated as the amount Sprint would receive (pay) to terminate the swap agreements at year-end 1996 and 1995, taking into account the then-current interest rates. The fair value of foreign currency contracts is estimated as the replacement cost of the contracts at year-end 1996 and 1995, taking into account the then-current foreign currency exchange rates.

Concentrations of Credit Risk

     Sprint's accounts receivable are not subject to any concentration of credit risk. Interest rate swap agreements and foreign currency contracts involve the risk of dealing with counterparties and their ability to meet the contract terms. Notional principal amounts are often used to express the volume of these transactions, but the amounts subject to credit risk are significantly smaller. In the event of nonperformance by the counterparties, Sprint's accounting loss would be limited to the net amount it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint does not anticipate nonperformance by any of the counterparties associated with these agreements. Sprint controls credit risk and the concentration of credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits and internal monitoring procedures.

Interest Rate Swap Agreements

      Sprint uses interest rate swap agreements as part of its interest rate risk management program. Net interest paid or received related to these agreements is recorded using the accrual method and is recorded as an adjustment to interest expense. Sprint had interest rate swap agreements with notional amounts of $350 and $275 million outstanding at year-end 1996 and 1995, respectively. Net interest expense (income) related to interest rate swap agreements was $2 million, $(400,000) and $1 million for 1996, 1995 and 1994, respectively. There were no deferred gains or losses related to any terminated interest rate swap agreements at year-end 1996, 1995 or 1994.

Foreign Currency Contracts

     As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding $46 and $13 million of open forward contracts to buy various foreign currencies at year-end 1996 and 1995, respectively. Sprint had $3 and $24 million of outstanding open purchase option contracts to call various foreign currencies at year-end 1996 and 1995, respectively. The premium paid for an option is expensed as incurred and the fair value of an option is recorded as an asset at the end of each period. The forward contracts open at year-end 1996 and 1995 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Total net losses of $400,000, $1 million and $2 million were recorded related to foreign currency transactions and contracts for 1996, 1995 and 1994, respectively.

11. Adoption of Accounting Principles for a Competitive Marketplace

     As of year-end 1995, Sprint determined that its local division no longer met the criteria necessary for the continued use of SFAS 71. As a result, 1995 results include a noncash, extraordinary charge of $565 million, net of income tax benefits of $437 million.

     The decision to discontinue  the use of SFAS 71 was based on changes in the
regulatory    framework   and   the    convergence   of   competition   in   the
telecommunications industry.

     The 1995 extraordinary charge recognized upon the discontinued use of SFAS 71 consisted of the following:

                                                                                 Pre-Tax             After-Tax
------------------------------------------------------------------------- -- ----------------- -- -----------------
                                                                                       (in millions)
Increase in accumulated depreciation                                      $          979.1     $          607.9
Recognition of switch software asset                                                 (99.5)               (61.7)
Elimination of other net regulatory assets                                           123.1                 76.3
                                                                          -- ----------------- -- -----------------
Total                                                                     $        1,002.7                622.5
                                                                          -- -----------------
Tax-related net regulatory liabilities                                                                    (43.9)
Accelerated amortization of investment tax credits                                                        (13.3)
                                                                                               -- -----------------

Extraordinary charge                                                                           $          565.3
                                                                                               -- -----------------

     The adjustment to accumulated depreciation was based on depreciation reserve and impairment studies. The depreciation reserve study analyzed, by individual plant asset category, the impact of regulator-prescribed depreciable asset lives compared with Sprint's estimated economic lives. The results identified the cumulative under-depreciation of certain asset categories. The impairment study, which validated the depreciation study results, estimated the impact on future revenues of price changes and developing industry competition, and their effects on cash flows.

     The discontinued use of SFAS 71 also required Sprint to eliminate from the Consolidated Balance Sheets the effects of any actions of regulators that had been recognized as assets and liabilities under SFAS 71, but would not have been recognized as assets and liabilities by enterprises in general. The elimination of other net regulatory assets mainly related to deferred postretirement benefit obligations and deferred debt financing costs.

     The tax-related adjustments were required to adjust deferred income taxes to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. Sprint's local division uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. Since plant asset lives were shortened, the related investment tax credits were adjusted to reduce the unamortized balance by a corresponding amount.

12. Spin-off of Cellular Division

     In March 1996, Sprint completed the tax-free spin-off of Cellular (Spin-off) to the holders of Sprint common stock. The Spin-off was effected by distributing to all holders of Sprint common stock all shares of Cellular common stock at a rate of one share of Cellular common stock for every three shares of Sprint common stock held. In connection with the Spin-off, Cellular repaid $1.4 billion of intercompany debt owed by Cellular to Sprint. In addition, Sprint contributed to the equity capital of Cellular $185 million of debt owed by Cellular in excess of the amount repaid. This equity contribution, together with Sprint's previous investment in Cellular, resulted in Sprint's net investment in Cellular totaling $260 million at the date of the Spin-off.

     Cellular's net operating results, as summarized below, have been separately classified as discontinued operations in the Consolidated Statements of Income. Interest expense was allocated to Cellular based on the assumed repayment of intercompany debt to Sprint by Cellular. The operating expenses as presented below do not include Cellular's share of Sprint's general corporate overhead expenses. These expenses, totaling $2, $13 and $12 million for 1996, 1995 and 1994, respectively, were reallocated to Sprint's other operating segments.

                                                                    1996 (1)            1995             1994
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Net operating revenues                                          $        190.2    $        834.4   $        626.5
Operating expenses                                                       156.0             675.6            529.4
-------------------------------------------------------------------------------------------------------------------
Operating income                                                          34.2             158.8             97.1
Interest expense                                                         (21.5)           (124.0)           (97.3)
Other income (expense), net                                               (8.3)             10.9             (5.6)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) before income taxes                                          4.4              45.7             (5.8)
Income tax provision                                                      (7.0)            (31.2)            (9.7)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from cellular division                            $         (2.6)   $         14.5   $        (15.5)
                                                               ----------------------------------------------------

(1) 1996 reflects Cellular's operating results only through the date of the Spin-off.

     In 1995,  Cellular's net assets and liabilities,  as summarized below, were
separately   classified  as  "Net  investment  in  cellular   division"  on  the
Consolidated Balance Sheets.

                                                                                                         1995
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                                         (in
                                                                                                      millions)
Current assets                                                                                    $       153.9
Noncurrent assets                                                                                       1,799.0
Advance payable to Sprint                                                                              (1,433.0)
Other current liabilities                                                                                (166.6)
Noncurrent liabilities                                                                                   (246.4)
                                                                                                  -- -------------
Net investment in cellular division                                                               $       106.9
                                                                                                  -- -------------


13. Additional Financial Information

Segment Information

     Information related to Sprint's operating business segments is included in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Segmental Results of Operations." The net operating revenues and operating expenses shown in those tables include revenues and expenses eliminated in consolidation. The amounts eliminated are as follows:

                                                                          1996             1995              1994
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
                                                                                     (in millions)
  Long distance division                                           $         30.9   $         38.9    $         41.6
  Local division                                                            293.1            266.4             233.1
  Product distribution and directory publishing                             325.9            336.8             350.8
  Intercompany revenues not eliminated under SFAS 71                         --             (262.4)           (285.5)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
  Net operating revenues                                                    649.9            379.7             340.0
  Operating expenses                                                        618.3            379.7             340.0
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

  Operating income                                                 $         31.6   $         --      $         --
                                                                  --- ------------- -- ------------- --- -------------


     Capital expenditures and identifiable assets not related to operating segments are as follows:

                                                                          1996             1995              1994
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
                                                                                     (in millions)
Capital expenditures                                               $         98.0   $         37.0    $         56.6
                                                                  --- ------------- -- ------------- --- -------------
Identifiable assets (1)                                            $      2,815.2   $      2,917.9    $      1,804.0
                                                                  --- ------------- -- ------------- --- -------------

(1) 1995 and 1994 amounts include the net assets of the discontinued cellular division.

Realignment and Restructuring Charge

     In 1995, Sprint initiated a restructuring within its local division in an effort to streamline certain processes and reduce costs in an increasingly competitive marketplace. These actions resulted in the planned elimination over several years of approximately 1,600 positions, mainly in the network and finance functions. As a result, the local division recorded an $88 million nonrecurring charge in 1995, which reduced income from continuing operations by $55 million ($0.16 per share). The accrued liability related to this charge specifically relates to the benefits that affected employees will receive upon termination.

     Through 1996, approximately 400 positions have been eliminated resulting in termination benefit payments of $10 million, with an additional $10 million to be paid in 1997. Substantially all of the remaining positions are expected to be eliminated during 1997 with the related costs expected to be paid during 1997 and 1998.

Accounts Receivable Sold with Recourse

     Under an agreement available through year-end 1996, Sprint could sell on a continuous basis, with recourse, up to $600 million of undivided interests in a designated pool of its accounts receivable. Sprint elected to terminate this agreement in early 1996 and repaid the $600 million in receivables that were uncollected at year-end 1995.

Supplemental Cash Flows Information

                                                                        1996             1995            1994
---------------------------------------------------------------- --- ------------ -- ------------- -- ------------
                                                                                  (in millions)
Cash paid for:
  Interest (net of amounts capitalized)
    Continuing operations                                        $      212.1     $     263.5      $     320.8
                                                                 --- ------------ -- ------------- -- ------------
    Cellular division                                            $       21.5     $     124.0      $      97.3
                                                                 --- ------------ -- ------------- -- ------------
  Income taxes                                                   $      695.3     $     532.8      $     435.1
                                                                 --- ------------ -- ------------- -- ------------


     On January 31, 1996, in connection with the formation of the Global One joint venture, Sprint contributed cash, property, plant and equipment, and other assets and liabilities of certain of its international operations to Global One. The net book value of the noncash assets and liabilities contributed to Global One totaled $73 million.

     During 1996 and 1994, in connection with the ESPP, Sprint issued common stock totaling $65 and $53 million, respectively.

     During 1996, as discussed in Note 12, Sprint completed the Spin-off which had no immediate effect on cash flows other than Cellular's repayment of $1.4 billion in intercompany debt owed to Sprint.

     During 1994, Sprint contributed previously unissued common stock to the employee savings plans. The stock had a market value of $31 million.

Related Party Transactions

     During 1996, Sprint provided various voice, data and administrative services to Global One totaling $361 million. In addition, Global One provided data and administrative services to Sprint totaling $130 million. At year-end 1996, Sprint's receivable due from Global One was $163 million and Sprint's payable to Global One was $49 million.

14. Quarterly Financial Data (Unaudited)

                                                                             Quarter
                                             --- ------------- -- ------------------------------- -- -------------
1996                                                 1st              2nd               3rd            4th (1)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                             (in millions, except per share data)

Net operating revenues                       $      3,371.9    $     3,506.4    $      3,544.4    $     3,622.0
Operating income                                      574.9            580.9             598.9            512.5
Income before extraordinary items                     309.3            316.8             316.2            246.0
Net income                                            309.3            316.8             312.4            245.3
EPS from income before extraordinary items   $         0.77    $        0.73    $         0.73    $        0.57
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


                                                                             Quarter
                                             --- ------------- -- ------------- --- ------------- -- -------------
1995                                                 1st              2nd               3rd              4th (2)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                             (in millions, except per share data)

Net operating revenues                       $      3,079.1    $     3,142.1    $      3,205.3    $     3,338.6
Operating income                                      442.8            461.8             497.1            432.6
Income before extraordinary items                     224.3            245.7             268.5            222.1
Net income (loss)                                     224.3            245.7             268.5           (343.2)
EPS from income before extraordinary items   $         0.64    $        0.70    $         0.76    $        0.63
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

(1) During the 1996 fourth quarter, Sprint recorded a nonrecurring charge of $60 million related to litigation within the long distance division. This charge reduced income from continuing operations by $36 million ($0.08 per share) (see Note 9).

(2) During the 1995 fourth quarter, Sprint recorded a nonrecurring charge of $88 million related to a restructuring within the local division. This charge reduced income from continuing operations by $55 million ($0.16 per share) (see Note 13).

     During the 1995 fourth quarter, Sprint adopted accounting principles for a competitive marketplace for its local division and discontinued the use of SFAS 71. As a result, Sprint recorded a noncash, after-tax extraordinary charge of $565 million ($1.61 per share) (see Note 11).

                               SPRINT CORPORATION
           SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 1996, 1995 and 1994


                                                                Additions
                                                        ---------------------------
                                           Balance                     Charged to                         Balance
                                          beginning     Charged to        other            Other          end of
                                           of year        income        accounts        deductions         year
-------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)
1996
     Allowance for doubtful accounts  $      125.8   $     248.5    $       (1.5)  $      (255.4) (1) $     117.4
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       17.4   $       1.9    $       --     $        (5.6)     $      13.7
                                      -----------------------------------------------------------------------------

1995
     Allowance for doubtful accounts  $       87.5   $     219.2    $        7.0   $      (187.9) (1) $     125.8
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       21.1   $       4.3    $       --     $        (8.0)     $      17.4
                                      -----------------------------------------------------------------------------

1994
     Allowance for doubtful accounts  $       81.5   $     179.1    $        7.4   $      (180.5) (1) $      87.5
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       22.1   $       2.2    $       --     $        (3.2)     $      21.1
                                      -----------------------------------------------------------------------------

(1)  Accounts written off, net of recoveries.

                                  EXHIBIT INDEX
         EXHIBIT
         NUMBER

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form
                         10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

                  (b) Bylaws, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

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

           (10)   Executive Compensation Plans and Arrangements

                  (h) 1985 Stock Option Plan, as amended (Appendix to Stock Option Plans filed as Exhibit (10)(h) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

                  (i)    1990 Stock Option Plan, as amended.  See Exhibit (10)
                         (h) for Appendix to Stock Option Plans.

                  (j)    1990 Restricted Stock Plan, as amended.

                  (k)    Executive Deferred Compensation Plan, as amended.

                  (l)    Management Incentive Stock Option Plan, as amended.
                         See Exhibit (10)(h) for Appendix to Stock Option Plans.

                  (m) Long-Term Stock Incentive Program, as amended (filed as Exhibit (10)(f) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

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

                  (s) Long-Term Incentive Compensation Plan, as amended (filed as Exhibit 10(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

                  (t)    Short-Term   Incentive   Compensation  Plan  (filed  as
                         Exhibit 10(k) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

                  (u)    Retirement Plan for Directors, as amended.

                  (v)    Key  Management  Benefit  Plan,  as  amended  (filed as
                         Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                  (w) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and Exhibit 10 (h) of Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers, as amended.

                  (x)    Director's Deferred Fee Plan, as amended.

                  (y) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

                  (z) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

                  (aa) Summary of Executive Officer and Board of Directors Benefits (filed as Exhibit (10)(k) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                  (bb) Description of agreement regarding Supplemental Pension Benefits between Sprint Corporation and one of its executive officers (filed as Exhibit 10(e) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

                  (cc) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           (11)   Computation of Earnings Per Common Share.

           (12)   Computation of Ratio of Earnings to Fixed Charges.

           (21)   Subsidiaries of Registrant.

           (23)   Consent of Ernst & Young LLP.

           (27)   Financial Data Schedules:

                  (a)  December 31, 1996 Financial Data Schedule.

                  (b)  December 31, 1995 Restated Financial Data Schedule.