Form 10-Q
period 1997-03-31
SPRINT CORP
filed 1997-05-06
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ----------------------------------

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

Yes    X          No

SHARES OF COMMON STOCK OUTSTANDING AT MARCH 31, 1997:
         COMMON STOCK                       344,340,863
         CLASS A COMMON STOCK                86,236,036

                               SPRINT CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements

                       Consolidated Balance Sheets                                                  1

                       Consolidated Statements of Income                                            2

                       Consolidated Statements of Cash Flows                                        3

                       Consolidated Statements of Common Stock and Other Shareholders'
                       Equity                                                                       4

                       Condensed Notes to Consolidated Financial Statements                         5

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         9

Part II - Other Information

             Item 1.  Legal Proceedings                                                             20

             Item 2.  Changes in Securities                                                         20

             Item 3.  Defaults Upon Senior Securities                                               20

             Item 4.  Submission of Matters to a Vote of Security Holders                           20

             Item 5.  Other Information                                                             22

             Item 6.  Exhibits and Reports on Form 8-K                                              22

Signature                                                                                           23

Exhibits

                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)
                                                                                 March 31,           December 31,
                                                                                   1997                  1996
-------------------------------------------------------------------------- -- ----------------- --- ----------------
                                                                                (unaudited)
Assets
Current assets
   Cash and equivalents                                                      $       1,060.2      $       1,150.6
   Accounts receivable, net of allowance for doubtful accounts
       of $128.9 and $117.4                                                          2,556.1              2,463.5
   Inventories                                                                         227.1                214.5
   Other                                                                               455.1                524.2
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current assets                                                              4,298.5              4,352.8

Investments in equity securities                                                       241.7                254.5

Property, plant and equipment
   Long distance communications services                                             7,653.7              7,467.8
   Local communications services                                                    13,613.0             13,368.7
   Other                                                                               603.6                574.3
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
                                                                                    21,870.3             21,410.8
   Less accumulated depreciation                                                    11,256.0             10,946.7
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
                                                                                    10,614.3             10,464.1

Investments in and advances to affiliates                                            1,403.6              1,527.1
Other assets                                                                           396.9                347.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

                                                                             $      16,955.0      $      16,946.3
                                                                           ---- --------------- ---- ---------------
Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                      $          96.6      $          99.1
   Short-term borrowings                                                               100.0                200.0
   Accounts payable                                                                    901.8              1,026.7
   Accrued interconnection costs                                                       941.4                828.9
   Accrued taxes                                                                       311.1                189.2
   Advance billings                                                                    185.7                199.7
   Other                                                                               620.5                770.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current liabilities                                                         3,157.1              3,314.2

Long-term debt                                                                       2,931.7              2,974.8

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                    856.4                846.9
   Postretirement and other benefit obligations                                        926.7                919.7
   Other                                                                               361.6                359.0
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
                                                                                     2,144.7              2,125.6

Redeemable preferred stock                                                              11.8                 11.8

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, authorized 1,000.0 shares,
     issued 350.3 shares, and outstanding 344.4 and 343.9 shares                       875.7                875.7
   Class A common stock, par value $2.50 per share, authorized 500.0
     shares, issued and outstanding 86.2 shares                                        215.6                215.6
   Capital in excess of par or stated value                                          4,437.6              4,425.9
   Retained earnings                                                                 3,377.2              3,211.8
   Treasury stock, at cost, 5.9 and 6.4 shares                                        (244.0)              (262.2)
   Other                                                                                47.6                 53.1
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
                                                                                     8,709.7              8,519.9
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

                                                                             $      16,955.0      $      16,946.3
                                                                           ---- --------------- ---- ---------------
See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in millions, except per share data)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                        1997             1996
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net operating revenues                                                          $       3,618.9   $      3,371.9

Operating expenses
   Costs of services and products                                                       1,824.4          1,671.2
   Selling, general and administrative                                                    778.9            734.6
   Depreciation and amortization                                                          410.9            391.2
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                                                             3,014.2          2,797.0
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating income                                                                          604.7            574.9

Interest expense                                                                          (44.8)           (47.7)
Equity in loss of Global One                                                              (23.7)           (15.2)
Equity in loss of Sprint PCS                                                              (85.9)           (17.3)
Other income, net                                                                          34.9             11.6
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income from continuing operations before
   income taxes                                                                           485.2            506.3

Income tax provision                                                                     (195.2)          (194.1)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Income from continuing operations                                                         290.0            312.2
Discontinued operation, net                                                                --               (2.9)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net income                                                                                290.0            309.3

Preferred stock dividends                                                                  (0.3)            (0.5)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Earnings applicable to common stock                                             $         289.7   $        308.8
                                                                                --- ------------- -- -------------

Earnings per common share
   Continuing operations                                                        $          0.67   $         0.78
   Discontinued operation                                                                  --              (0.01)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total                                                                           $          0.67   $         0.77
                                                                                --- ------------- -- -------------

Weighted average common shares                                                            434.8            400.3
                                                                                --- ------------- -- -------------

Dividends per common share                                                      $          0.25   $         0.25
                                                                                --- ------------- -- -------------




See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in millions)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --- ------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating activities
Net income                                                                      $        290.0    $       309.3
Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in net losses of affiliates                                                  107.0             23.2
     Depreciation and amortization                                                       410.9            391.2
     Deferred income taxes and investment tax credits                                     41.8            (29.2)
     Changes in operating assets and liabilities
       Accounts receivable, net                                                          (92.6)          (634.0)
       Inventories and other current assets                                               26.0            (74.4)
       Accounts payable and other current liabilities                                    (75.8)           189.9
       Noncurrent assets and liabilities, net                                             (6.3)           (29.2)
     Other, net                                                                           (0.9)            15.9
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by continuing operations                                               700.1            162.7
Net cash provided by cellular division                                                    --                1.8
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                                700.1            164.5
------------------------------------------------------------------------------- --- ------------- -- -------------

Investing activities
Capital expenditures                                                                    (574.4)          (478.5)
Investments in and advances to affiliates, net                                            40.7            (92.2)
Other, net                                                                               (45.8)           (25.9)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by continuing operations                                                  (579.5)          (596.6)
Repayment of intercompany advances by cellular division                                   --            1,400.0
Net investing activities of cellular division                                             --             (140.7)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by investing activities                                        (579.5)           662.7
------------------------------------------------------------------------------- --- ------------- -- -------------

Financing activities
Retirements of long-term debt                                                            (37.5)          (169.4)
Proceeds from long-term debt                                                              --                6.3
Net change in short-term borrowings                                                     (100.0)        (1,986.8)
Dividends paid                                                                           (99.8)           (88.1)
Proceeds from Class A common stock issued                                                 --            3,000.0
Proceeds from common stock issued                                                         27.3             27.3
Redemption of preferred stock                                                             --              (18.4)
Purchase of treasury stock                                                               (22.7)            --
Other, net                                                                                21.7             (4.1)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by financing activities                                        (211.0)           766.8
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase (decrease) in cash and equivalents                                              (90.4)         1,594.0

Cash and equivalents at beginning of period                                            1,150.6            124.2
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and equivalents at end of period                                           $      1,060.2    $     1,718.2
                                                                                --- ------------- -- -------------




See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                   CONSOLIDATED STATEMENTS OF COMMON STOCK AND
                     OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                                  (in millions)

Three Months Ended March 31, 1997
---------------------------------------------------------------------------------------------------------------------
                                                          Capital
                                                         in Excess
                                            Class A      of Par or
                                 Common      Common       Stated       Retained     Treasury
                                 Stock       Stock         Value       Earnings      Stock      Other       Total
---------------------------------------------------------------------------------------------------------------------
Balance as of January 1,
   1997                      $     875.7  $     215.6 $    4,425.9 $   3,211.8  $    (262.2) $   53.1   $  8,519.9

Net income                          --           --           --         290.0         --        --          290.0
Common stock dividends              --           --           --         (86.4)        --        --          (86.4)
Class A common stock
   dividends                        --           --           --         (21.6)        --        --          (21.6)
Stock options exercised             --           --           --         (19.4)        46.7      --           27.3
Tax benefit from stock
   options exercised                --           --            8.2        --           --        --            8.2
Change in unrealized
   holding gains, net               --           --           --          --           --        (6.3)        (6.3)
Treasury stock purchased            --           --           --          --          (35.9)     --          (35.9)
Other treasury stock issued         --           --           --          (3.1)         7.4      --            4.3
Other, net                          --           --            3.5         5.9         --         0.8         10.2
---------------------------------------------------------------------------------------------------------------------

Balance as of
   March 31, 1997            $     875.7  $     215.6 $    4,437.6 $   3,377.2  $    (244.0) $   47.6   $  8,709.7
                             ----------------------------------------------------------------------------------------




See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.
                               SPRINT CORPORATION
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1997 and 1996


The information contained in this Form 10-Q has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In management's opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Sprint Corporation's 1996 annual report on Form 10-K. Sprint's operating results for the 1997 first quarter are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997.


1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in affiliates in which Sprint exercises significant influence, but does not control, are accounted for using the equity method.

The consolidated financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

In March 1996, Sprint spun off its cellular and wireless communications services division (Cellular) to Sprint common shareholders (see Note 7). Cellular's operating results and cash flows have been separately classified as a discontinued operation and have been excluded from Sprint's continuing operations.

Certain amounts previously reported have been reclassified to conform to the current period presentation in the consolidated financial statements. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.


2.  Investments

Investments accounted for using the equity method mainly consist of Sprint's investments in Sprint Spectrum L.P. (Sprint PCS) and Global One.

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building a wireless network to provide personal communication services on a broad geographic basis within the United States.

Global One, a joint  venture with  Deutsche  Telekom AG (DT) and France  Telecom
(FT), was formed in 1996 to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany) and a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

Combined, summarized income statement information (100% basis) of all entities accounted for using the equity method is as follows:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        1997             1996
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                            (in millions)
Results of operations
  Net operating revenues                                                         $       432.2    $       270.8
                                                                                --- ------------- -- -------------
  Operating loss                                                                 $      (318.4)   $      (103.6)
                                                                                --- ------------- -- -------------
  Net loss                                                                       $      (341.2)   $      (103.7)
                                                                                --- ------------- -- -------------

During the first three months of 1997 and 1996, Sprint recorded net losses in affiliates accounted for using the equity method of $106 and $28 million, respectively.


3.  Income Taxes

The differences that cause the effective income tax rate to vary from the statutory federal income tax rate of 35% are as follows:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --- ------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                            (in millions)
Income tax provision at the statutory rate                                      $        169.8     $      177.2

Effect of:
  State income taxes, net of federal income tax effect                                    18.1             18.7
  Equity in losses of foreign joint ventures                                               5.3              2.1
  Investment tax credits included in income                                               (1.1)            (1.8)
  Other, net                                                                               3.1             (2.1)
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision                                                            $        195.2     $      194.1
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 40.2%            38.3%
                                                                                --- ------------- -- -------------


4.  Class A Common Stock

On January 31, 1996, DT and FT acquired shares of a new class of convertible preference stock for a total of $3.0 billion. This resulted in DT and FT each holding 7.5% of Sprint's voting power. In April 1996, following the spin-off of Cellular (see Note 7), the preference stock was converted into Class A common stock, and DT and FT each acquired additional shares of Class A common stock. Following their total investment of $3.7 billion, DT and FT each own shares of Class A common stock with 10% of Sprint's voting power.

DT and FT, as the holders of the Class A common stock, have the right in most circumstances to proportionate representation on Sprint's board of directors and to purchase additional shares of Class A common stock from Sprint to maintain their ownership level at 10% each. In addition, the holders of Class A common stock have disapproval rights with respect to Sprint's undertaking certain types of transactions. DT and FT have entered into a standstill agreement with Sprint that contains restrictions on their ability to acquire voting securities of Sprint other than as contemplated by their investment agreement with Sprint and related agreements. The standstill agreement also contains customary provisions restricting DT and FT from initiating or participating in any proposal with respect to the control of Sprint.

5.  Litigation, Claims and Assessments

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

Sprint filed an action in federal district court in Kansas City, Missouri, seeking to have the arbitration panel's award vacated, modified, or corrected, and asking the court to enter an order regarding the distribution of the award among the defendants. In March 1997, Sprint deposited $61 million, which was previously accrued, in the federal district court's account at a financial institution. In April 1997, the court denied Sprint's request that the arbitration award be vacated and granted Network 2000's request that the award be confirmed. The distribution of the $61 million will be addressed by the court in a separate order.

In the proposed class action, the IMRs seek to certify a class to pursue breach of contract and tort claims against Network 2000 and Sprint. Sprint believes the IMRs' contract claims have been or will be addressed by the arbitration panel's award and the related federal court action filed by Sprint. Further, Sprint believes the IMRs' tort claims are not appropriate for class action treatment.

Following the announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits were dismissed. In June 1996, Centel and the other defendants were granted summary judgment in the federal action. The plaintiffs have appealed the court's order. In October 1995, the New York trial court granted the motion of Centel's financial advisors to dismiss a purported class action suit filed against them in connection with their representation of Centel in the merger. The order dismissing the claims was affirmed on appeal by the intermediate appellate court in New York. In March 1997, the court denied the plaintiff's request for permission to appeal to New York's highest court. Sprint may have indemnification obligations to the financial advisors in connection with this suit.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.


6.  Supplemental Cash Flow Information and Noncash Activities

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --- ------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                            (in millions)
Cash paid for:
   Interest (net of amounts capitalized)
     Continuing operations                                                       $        40.6     $       54.2
                                                                                --- ------------- -- -------------
     Cellular division                                                           $        --       $       21.0
                                                                                --- ------------- -- -------------
   Income taxes                                                                  $         8.2     $       22.6
                                                                                --- ------------- -- -------------

On January 31, 1996, in connection with the formation of the Global One joint venture, Sprint contributed cash, property, plant and equipment, and other assets and liabilities of certain international operations to Global One. The net book value of the noncash assets and liabilities contributed to Global One totaled $73 million.

7.  Spin-off of Cellular Division

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


8.  Subsequent Events

In April 1997, Sprint's Board of Directors declared common and Class A common stock dividends of $0.25 per share payable June 30, 1997.

In April 1997, Sprint signed an agreement to sell approximately 136,000 residential and business access lines in a small area of northwest Chicago and 10 nearby suburbs. Sprint expects to complete the sale of these properties, which is subject to regulatory approval, in the 1997 third quarter.


9.  Recently Issued Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This new standard simplifies the calculation of EPS and makes the U.S. standard for computing EPS more comparable with international accounting standards. Sprint will adopt SFAS 128 in its 1997 year-end financial statements. This standard is not expected to have a material effect on Sprint's reported EPS.

                                                                         PART I.
                                                                         Item 2.
                              SPRINT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sprint Corporation and its subsidiaries (Sprint) include certain estimates, projections and other forward-looking statements in their reports, as well as in presentations to analysts and others, and in other material disseminated to the public. There can be no assurances of future performance. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

        - the effects of vigorous competition in the markets in which Sprint operates;
        - the cost of entering new markets necessary to provide seamless services;
        - the risks related to Sprint's investments in Global One and Sprint Spectrum L.P. (Sprint PCS), which are presently in the early stages of development;
        - the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
        - requirements imposed on Sprint and its competitors by the Federal Communications Commission (FCC) and state regulatory commissions under the Telecommunications Act of 1996;
        - unexpected results of litigation filed against Sprint; and
        - the possibility of one or more of the markets in which Sprint competes being impacted by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.

Sprint's principal activities consist of the following:

Long  Distance  Communications  Services.  The  long  distance  division  is the nation's third largest long distance telephone company. It operates a nationwide, all-digital long distance communications network that uses state-of-the-art fiber-optic and electronic technology. The division primarily provides domestic and international voice, video and data communications services. The division offers its services to the public subject to different levels of state and federal regulation.

Local Communications Services. The local division consists of regulated local exchange carriers (LECs) that serve more than 7 million access lines in 19 states. The division provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities, sales of telecommunications equipment, and long distance services within specified geographical areas.

Product  Distribution  and Directory  Publishing.  The product  distribution and directory publishing businesses include the wholesale distribution of telecommunications products and the publishing and marketing of white and yellow page telephone directories.

Emerging Businesses. Emerging businesses consists of consumer Internet access services, competitive local exchange carrier (CLEC) services, international development activities (outside the scope of Global One), and personal communication services (PCS) controlled by Sprint.

Strategic Alliances

Global One

Sprint is a partner in Global One, a joint venture with Deutsche Telekom AG (DT) and France Telecom (FT) to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany) and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

In connection with the formation of the Global One joint venture on January 31, 1996, the long distance division contributed certain assets and related operations of its international business unit to Global One.

On January 31, 1996, DT and FT acquired shares of a new class of convertible preference stock for a total of $3.0 billion. This resulted in DT and FT each holding 7.5% of Sprint's voting power. In April 1996, following the March 1996 spin-off of Sprint's cellular and wireless communications services division (Cellular), the preference stock was converted into Class A common stock, and DT and FT each acquired additional shares of Class A common stock. Following their total investment of $3.7 billion, DT and FT each own shares of Class A common stock with 10% of Sprint's voting power.

Sprint PCS

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single technology, all digital, state-of-the-art, wireless network to provide PCS across the United States. PCS uses digital technology, which has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. In addition, PCS offers enhanced features, such as paging, voice mail, Caller ID and data transmission. Through April 1997, Sprint PCS had launched service in 32 cities, with an additional 33 cities expected to be launched during 1997.

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

Beginning in 1996, discussions have taken place among the partners concerning the possible restructuring of their interests in Sprint PCS. Although discussions have continued, there is no certainty they will result in any change to the partnership structure.

Results Of Operations

Consolidated

Sprint's two core operating divisions -- long distance and local -- generated improved net operating revenues and operating income in the 1997 first quarter compared with the same period a year ago. During the past 12 months, long distance traffic volumes increased 14% and access lines served by the local division grew 5.5%.

Total net operating revenues for the 1997 first quarter increased 7% to $3.6 billion from $3.4 billion for the first quarter a year ago. Income from continuing operations was $290 million ($0.67 per share) for the 1997 first quarter versus $312 million ($0.78 per share) for the 1996 first quarter.

Long Distance Communications Services

                                                       Selected Operating Results (dollars in millions)
                                             ----------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,                          Variance
                                             ----------------------------------     -------------------------------
                                                     1997             1996             Dollar            %
-------------------------------------------- --- ------------- -- ------------- --- ------------- -----------------

Net operating revenues                       $      2,172.4    $     2,001.5    $        170.9           8.5%

Operating expenses
   Interconnection                                  1,007.4            892.7             114.7          12.8%
   Operations                                         275.8            259.3              16.5           6.4%
   Selling, general and administrative                471.1            469.2               1.9           0.4%
   Depreciation and amortization                      166.6            152.7              13.9           9.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            1,920.9          1,773.9             147.0           8.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        251.5    $       227.6    $         23.9          10.5%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       11.6%            11.4%
                                             --- ------------- -- -------------


On January 31, 1996, the long distance division contributed certain international assets and related operations to Global One. Accordingly, the operating results of the contributed operations have been reflected in the division's operating results only through the date of contribution. Had this contribution occurred as of January 1, 1996, operating income for the 1997 first quarter would have increased an estimated 7% from the same period a year ago. The related 1996 first quarter operating margin would have been an estimated 11.9%.

Net operating revenues for 1997 increased 9% mainly due to strong minute growth and increased data services revenue compared with the first quarter a year ago. Revenue growth was partly offset by an increase in the bad debt provision, which is consistent with a nationwide increase in consumer bad debt. Management has taken steps to ensure Sprint's credit extension policies are sound. In addition, 1996 revenues reflect a seasonal boost from carrying the Internal Revenue Service 800 help line traffic, a service Sprint no longer provides.

Traffic volumes increased 14% from the 1996 first quarter mainly driven by strong minute growth in the business and wholesale markets. Residential minute growth rates were modest primarily due to increased competition.

Revenue growth in the business  market  reflects  increased  calling volumes for domestic WATS, toll-free and international traffic. In addition, the small-to-medium business market increased largely due to the continuing success of the division's small business product, Fridays Free, which has been extended through the year 2000. Revenue growth in the data services market, which includes sales of capacity on Sprint's network to Internet service providers, reflects increased demand and expanded service offerings. The wholesale market experienced strong growth in both international and domestic markets.

Interconnection costs consist of amounts paid to LECs, other domestic service providers, and foreign telephone companies to complete calls made by the division's domestic customers. First quarter 1997 interconnection costs increased 13% from the same period a year ago mainly due to increased international outbound and domestic traffic volumes. The increase was partly offset by reduced rates charged by other domestic and international carriers for connecting to their networks. Interconnection costs as a percentage of net operating revenues were 46.4% for the 1997 first quarter versus 44.6% for the same period a year ago. The higher percentage reflects changes in revenue mix, particularly the growth in international traffic, and lower revenue yields due to competitive pricing and a higher bad debt provision.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Operations expense for the 1997 first quarter increased 6% from the same period a year ago. This increase is mostly due to increased costs of providing telecommunications services for public payphones as well as increased commissions paid for the right to provide long distance services in places such as hotels, universities and government agencies.

Selling, general and administrative (SG&A) expense for the 1997 first quarter increased less than 1% compared with the same period a year ago. This increase was generally due to costs related to marketing efforts, which continue to be important in the intensely competitive long distance marketplace.

Depreciation and amortization expense increased 9% for the 1997 first quarter from the same period a year ago generally due to an increased asset base. The increased asset base supports data revenue growth and improved transport capacity resulting from the deployment of the synchronous optical network (SONET).

Local Communications Services

                                                       Selected Operating Results (dollars in millions)
                                             ---------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,                          Variance
                                             --- ------------------------------     ------------------------------
                                                     1997             1996             Dollar            %
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Local service                             $        551.8    $       496.9    $         54.9          11.0%
   Network access                                     478.6            460.0              18.6           4.0%
   Toll service                                        91.1            113.5             (22.4)        (19.7)%
   Other                                              193.2            170.2              23.0          13.5%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                        1,314.7          1,240.6              74.1           6.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating expenses
   Plant operations                                   339.6            330.9               8.7           2.6%
   Depreciation and amortization                      231.4            226.1               5.3           2.3%
   Customer operations                                172.3            153.4              18.9          12.3%
   Other                                              203.1            197.8               5.3           2.7%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              946.4            908.2              38.2           4.2%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        368.3    $       332.4    $         35.9          10.8%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       28.0%            26.8%
                                             --- ------------- -- -------------


Local service revenues, derived from local exchange services, increased 11% for the 1997 first quarter from the same period a year ago reflecting a 5.5% increase in customer access lines during the past 12 months. The growth in access lines reflects economic growth in the division's service areas and second-line service to existing business and residential customers to meet lifestyle and data access needs. Local service revenues also increased due to extended local area calling plans and increased demand for advanced intelligent network services, including Caller ID, voice dialing and return call.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 4% for the 1997 first quarter from the same period a year ago. The increase was mostly due to minute growth of more than 5%. First quarter 1996 network access revenues reflect increased calling volumes during the harsh 1996 winter season experienced in several of the division's operating areas.

Toll service revenues, mainly derived from providing long distance services within specified geographical areas, declined 20% for the 1997 first quarter from the same period a year ago. The decrease was mainly due to extended local area calling plans and increased competition in the intrastate long distance market since interexchange long distance carriers are now competing to provide intraLATA long distance services in certain states. In the 1996 first quarter, the division was reselling interexchange long distance services in certain of its service areas. This service was phased out through early 1997; as a result, many of those customers have become customers of Sprint's long distance division. The decline in toll revenues was partly offset by increases in the division's local service and network access revenues.

Other revenues, including revenues from sales of telecommunications equipment, directory publishing fees, and billing and collection services, increased 14% for the 1997 first quarter from the same period a year ago. The increase was mainly due to increased equipment sales in both the consumer and business markets.

Plant operations expense includes network operations, and repair and maintenance costs of property, plant and equipment. Plant operations expense increased 3% for the 1997 first quarter compared with the same period a year ago primarily due to increased service costs related to access line growth. Plant operations expense for the 1996 first quarter reflects access charges for reselling interexchange long distance services, which the division phased out through the 1997 first quarter.

Depreciation and amortization expense increased 2% for the 1997 first quarter compared with the same 1996 period mainly due to plant additions.

Customer operations expense includes costs related to business office operations, billing services, marketing costs, and customer services, including operator and directory assistance. Customer operations expense increased 12% for the 1997 first quarter compared with the same period a year ago. The increase was mainly due to increased marketing costs to promote products and services and customer support related to the overall growth in access lines.

Other operating expenses increased 3% for the 1997 first quarter compared with the same period a year ago. The increase is mainly due to the growth in equipment sales, partly offset by cost savings related to the restructuring of the division's finance function that was initiated in 1995.

In April 1997, Sprint signed an agreement to sell approximately 136,000 residential and business access lines in a small area of northwest Chicago and 10 nearby suburbs. Sprint expects to complete the sale of these properties, which is subject to regulatory approval, in the 1997 third quarter.

Product Distribution and Directory Publishing Businesses

                                                       Selected Operating Results (dollars in millions)
                                             ----------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,                          Variance
                                             --- ------------------------------     ------------------------------
                                                     1997             1996             Dollar            %
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------

Net operating revenues
   Non-affiliated                            $        212.2    $       205.0    $          7.2           3.5%
   Affiliated                                          97.6             84.7              12.9          15.2%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total net operating revenues                          309.8            289.7              20.1           6.9%

Operating expenses
   Costs of services and products                     259.3            241.8              17.5           7.2%
   Selling, general and administrative                 21.7             22.0              (0.3)         (1.4)%
   Depreciation and amortization                        1.8              1.8              --             --
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              282.8            265.6              17.2           6.5%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         27.0    $        24.1    $          2.9          12.0%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                        8.7%             8.3%
                                             --- ------------- -- -------------


Product distribution and directory publishing's net operating revenues increased 7% for the 1997 first quarter from the same period a year ago mainly due to increased equipment sales to affiliated customers.

Emerging Businesses

                                                                                   Selected Operating Results
                                                                                ----------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                            (in millions)

Net operating revenues                                                           $        2.8     $      --
                                                                                --- ------------- -- -------------

Operating loss                                                                   $      (32.8)    $      (1.3)
                                                                                --- ------------- -- -------------


During the 1996 fourth quarter, Sprint established a new emerging businesses segment consisting of consumer Internet access services, CLEC services, international development activities (outside the scope of Global One), and PCS controlled by Sprint.

The 1997 operating results largely reflect activities related to the development of Sprint Internet access services. In the 1997 first quarter, Sprint launched Sprint Internet Private Passport(SM), an extension of Sprint Internet Passport
(SM), Sprint's consumer Internet offering. Sprint Internet Private Passport provides customized, private Internet access services for key communities such as businesses and on-line game players. Sprint's Internet access platform currently consists of more than 230 points of presence and can be reached by 85% of the nation's population through a local call.

The 1997 operating results also reflect Sprint's efforts in entering newly competitive domestic and international markets. Sprint has initiated efforts to enter local markets across the United States by filing for CLEC status. Through April 1997, Sprint had filed in 48 states and the District of Columbia, and gained regulatory approval to provide CLEC service in 36 states and the District of Columbia.

As part of an overall strategy to achieve nationwide PCS coverage, Sprint directly acquired licenses in the recent FCC auction for a total of $544 million. The licenses cover 139 markets across the United States, reaching a total population of 70 million people. Sprint currently expects to spend approximately $1.5 billion over the next three years for the network build out. Sprint plans to affiliate these licenses with the licenses previously acquired by Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

Non-Operating Items

Interest Expense

Interest costs consist of the following:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --- ------------------------------
                                                                                        1997             1996
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                                            (in millions)
Interest expense from continuing operations                                     $         44.8    $        47.7
Interest costs related to Cellular operations                                             --               21.5
Capitalized interest costs                                                                29.0             24.4
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total interest costs                                                            $         73.8    $        93.6
                                                                                --- ------------- -- -------------

Average debt outstanding                                                        $      3,226.4    $     4,106.3
                                                                                --- ------------- -- -------------

Effective interest rate                                                                   9.1%             9.1%
                                                                                --- ------------- -- -------------


The decrease in average debt outstanding is mainly due to debt repayments funded by the cash received from DT and FT for their equity investment in Sprint as well as the cash received from Cellular to repay intercompany debt in connection with Sprint's spin-off of Cellular (Spin-off). Interest expense related to Cellular's operations has been included in "Discontinued operation, net" on the 1996 Consolidated Statement of Income.

Sprint capitalizes interest costs on borrowings related to its investment in Sprint PCS. Capitalized interest costs increased from the 1996 first quarter due to Sprint's increased investment in Sprint PCS. Sprint will continue to capitalize these interest costs as long as Sprint PCS meets the criteria of a development-stage company, which is not expected beyond mid-1997.

Beginning in 1997, Sprint began capitalizing interest costs on its investment in PCS licenses directly acquired in the recent FCC auction.

Other Income, Net

Other income, net consists of the following:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --- ------------------------------
                                                                                        1997             1996
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                                            (in millions)
Dividend and interest income                                                    $         27.1    $        12.4
Loss on sales of accounts receivable                                                      --               (4.2)
Other                                                                                      7.8              3.4
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total other income, net                                                         $         34.9    $        11.6
                                                                                --- ------------- -- -------------


The increase in interest and dividend income reflects income earned on the cash received from DT and FT for their equity investment in Sprint as well as Cellular's repayment of intercompany debt in connection with the Spin-off.

Income Tax Provision

See Note 3 of Condensed Notes to Consolidated Financial Statements for the differences that cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's consolidated assets totaled nearly $17 billion at March 31, 1997 and year-end 1996. Net property, plant and equipment increased $150 million since year-end 1996 mainly due to increased capital expenditures to support the core long distance and local networks and expanded product and service offerings. Investments in and advances to affiliates decreased $124 million since year-end 1996 mainly due to Sprint's share of net losses incurred by affiliates. Accounts payable decreased $125 million during the same period generally due to the payment of expenditures that had been accrued as of year-end 1996. Short-term borrowings decreased $100 million due to the repayment of a note payable. Sprint's debt-to-capital ratio improved to 26.4% at March 31, 1997 versus 27.7% at year-end 1996.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Cash flows from the operating activities of Sprint's continuing operations were $700 million during the 1997 first quarter versus $163 million during the same period a year ago. Excluding the effect of terminating a $600 million accounts receivable sales agreement in the 1996 first quarter, first quarter 1997 cash flows from continuing operations decreased $63 million generally due to greater working capital requirements.

Cash Flows - Investing Activities

Investing activities of Sprint's continuing operations used cash of $580 and $597 million during the 1997 and 1996 first quarters, respectively. Capital expenditures were $574 and $479 million during the first three months of 1997 and 1996, respectively. Long distance capital expenditures totaled $223 million for the 1997 first quarter versus $143 million for the same period a year ago. The 1997 expenditures were incurred mainly to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased demand for data-related services. Capital expenditures for the local division totaled $321 million for the 1997 first quarter versus $328 million for the same period a year ago. The 1997 capital expenditures were made to accommodate access line growth and to expand the division's capabilities for providing enhanced telecommunications services.

During the 1997 first quarter, Sprint paid $25 million related to the PCS licenses it directly acquired in the recent FCC auction.

During the 1997 and 1996 first quarters, Sprint contributed $16 and $45 million, respectively, to Sprint PCS. These contributions were used to fund Sprint's portion of Sprint PCS' capital and operating requirements. An advance to Sprint PCS totaling $67 million was repaid during the 1997 first quarter.

In connection with the March 1996 spin-off of Cellular, Cellular repaid $1.4 billion of intercompany debt to Sprint. Prior to the spin-off, Cellular's 1996 investing activities required net cash of $141 million, primarily to acquire additional cellular properties and to fund capital expenditures.

Cash Flows - Financing Activities

Financing activities used cash of $211 million during the 1997 first quarter and provided cash of $767 million in the same period a year ago. Financing activities during 1997 mainly reflect the repayment of short-term debt and dividend payments of $100 million each. In January 1996, DT and FT acquired shares of a new class of Sprint stock for a total of $3.0 billion. These proceeds, together with the $1.4 billion received from Cellular as discussed above, were used to reduce outstanding debt, meet commitments related to Sprint PCS and terminate the accounts receivable sales agreement. The remaining proceeds were invested on a temporary basis.

Capital Requirements

Sprint expects its 1997 investing activities, consisting of capital expenditures and investments in affiliates, to require cash of $4.5 to $5.0 billion. In addition, Sprint expects to pay dividends totaling $430 million. Sprint intends to fund these 1997 cash requirements with cash from operating activities, temporary investments, and from external sources.

Capital expenditures of $4.1 to $4.4 billion are anticipated in 1997. Capital expenditures for the long distance and local divisions are expected to total $2.5 billion. In the second quarter, Sprint expects to pay $435 million for the balance due on the PCS licenses directly acquired in the recent FCC auction. The balance of anticipated capital expenditures will primarily be used to build out the network for these new PCS markets and the emerging CLEC markets.

Sprint expects to invest $400 to $600 million in its affiliates during 1997. Sprint PCS will require $350 to $500 million in 1997 to continue its network build out and for operating cash requirements. Sprint also expects Global One to require partner contributions for ongoing development activities.

Sprint expects to borrow $1.0 to $1.5 billion during 1997. A combination of long- and short-term borrowings will be used depending on capital market conditions during the year.

Liquidity

As of March 31, 1997, Sprint had the ability to borrow $1.4 billion under a revolving credit agreement with a syndicate of domestic and international banks and other bank commitments. Other available financing sources include a Medium-Term Note program, under which Sprint may offer for sale up to $175 million of unsecured senior debt securities. In addition, Sprint may offer for sale $900 million of debt securities pursuant to shelf registration statements filed with the Securities and Exchange Commission.

Additional borrowings that may be incurred is ultimately limited by certain covenants contained in existing debt agreements. As of March 31, 1997, Sprint had borrowing capacity of $13.7 billion under the most restrictive of its debt covenants.

The most restrictive covenant related to dividends results from Sprint's revolving credit agreement. Among other restrictions, the agreement requires Sprint to maintain specified levels of consolidated net worth. Due to this requirement, $2.6 billion of Sprint's $3.4 billion retained earnings were effectively restricted from the payment of dividends as of March 31, 1997.

General Hedging Policies

Sprint uses certain derivative instruments in an effort to manage exposure to interest rate and foreign exchange risk. Sprint's use of these derivative instruments related to hedging activities is limited to interest rate swap agreements, interest rate caps and forward contracts and options in foreign currencies. As is customary for these types of derivative instruments, Sprint does not require collateral or other security from the counterparties to the agreements. However, since Sprint controls its exposure to credit risk through credit approvals, credit limits, and internal monitoring procedures, Sprint believes its credit risk exposure is limited.

Sprint will in no circumstance take speculative positions and create an exposure to benefit from market fluctuations. All hedging activity is in accordance with Board-approved policies. Any exposure from Sprint's use of derivative instruments is immaterial to its overall operations, financial condition and liquidity.

Interest Rate Risk Management

Sprint's interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating-rate and fixed-rate debt in the liability portfolio and preventing liquidity risk. Sprint primarily employs a gap methodology to measure interest rate exposure and uses simulation analysis to manage interest rate risk. Sprint takes an active stance in modifying hedge positions to benefit from the value of timing flexibility and fixed- and floating-rate adjustments.

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

Impact of Recently Issued Accounting Pronouncements

See Note 9 of Condensed Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         In March 1997, the intermediate appellate court in New York denied the plaintiffs' request for permission to appeal to New York's highest court the dismissal of their suit filed against Centel's financial advisors in connection with the Sprint/Centel merger (reported in Sprint's 1996 Annual Report on Form 10-K).


Item 2.  Changes in Securities

         There were no reportable events during the quarter ended March 31, 1997.


Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

         Annual Meeting

         On April 15, 1997, Sprint held its Annual Meeting of Shareholders. In addition to the election of four Class II Directors to serve for a term of three years, the shareholders (i) approved performance goals under which executives earn incentive compensation so as to preserve Sprint's tax deductions for such compensation, (ii) approved the 1997 Long-Term Stock Incentive Program, and (iii) approved the appointment of Ernst & Young LLP as independent auditors for Sprint. The shareholders did not approve three shareholder proposals.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                                             For                                 Withheld
            ------------------------- ------------- ---------------------- ---------------- -------------------

            Ruth M. Davis                                     280,403,136                       4,302,951
            Harold S. Hook                                    280,651,063                       4,055,024
            Ronald T. LeMay                                   280,640,566                       4,065,521
            Charles E. Rice                                   280,568,772                       4,137,315

         The following votes were cast with respect to the proposal to approve performance goals under which certain executives earn incentive compensation so as to preserve Sprint's tax deduction under Section 162(m) of the Internal Revenue Code:

                   For                                          352,908,821
                   Against                                       15,515,858
                   Abstain                                        2,517,307
                   Broker non-votes                                     137

         The following votes were cast with respect to the proposal to approve the 1997 Long-Term Stock Incentive Program:

                   For                                          226,977,081
                   Against                                      104,409,231
                   Abstain                                        2,371,394
                   Broker non-votes                              37,184,417

         The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 1997:

                   For                                          367,152,592
                   Against                                        2,503,968
                   Abstain                                        1,284,563
                   Broker non-votes                                   1,000

         The following votes were cast with respect to a shareholder proposal requesting that the Board of Directors of Sprint refrain from providing pension or other retirement benefits to non-employee directors unless such benefits are submitted to the shareholders for approval:

                   For                                           89,619,212
                   Against                                      240,598,147
                   Abstain                                        3,540,347
                   Broker non-votes                              37,184,417

         The following votes were cast with respect to a shareholder proposal recommending that the Board of Directors take steps to implement a plan limiting increases in total cash compensation of executive officers to an amount no greater than the average pay increase granted to Sprint employees annually:

                   For                                           15,977,514
                   Against                                      313,915,406
                   Abstain                                        3,864,786
                   Broker non-votes                              37,184,417

         The following votes were cast with respect to a shareholder proposal urging the Board of Directors to take the necessary steps to declassify the Board for the purpose of director elections:

                   For                                          121,279,737
                   Against                                      208,741,661
                   Abstain                                        3,736,308
                   Broker non-votes                              37,184,417

Item 5.  Other Information

         Sprint's ratios of earnings to fixed charges were 6.41 and 5.89 for the 1997 and 1996 first quarters, respectively. These ratios were computed by dividing fixed charges into the sum of (a) income from continuing operations before taxes, less capitalized interest and equity in losses of less than 50% owned entities included in income, and (b) fixed charges. Fixed charges consist of interest on all indebtedness of continuing operations (including amortization of debt issuance expenses), the interest component of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         (10)     Executive Compensation Plans and Arrangements

                  (a)    1997 Long-Term Stock Incentive Program (filed as
                         Exhibit 99 to Sprint's Registration Statement No. 33-25449 and incorporated herein by reference)

         (11)     Computation of Earnings Per Common Share

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedules

                  (a)  March 31, 1997 Financial Data Schedule

                  (b)  December 31, 1996 Restated Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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







                                                              SPRINT CORPORATION
                                                                    (Registrant)





                                      By     /s/  John P. Meyer
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  May 6, 1997

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER

         (10)     Executive Compensation Plans and Arrangements

                  (a)    1997 Long-Term Stock Incentive Program (filed as
                         Exhibit 99 to Sprint's Registration Statement No. 33-25449 and incorporated herein by reference)

         (11)     Computation of Earnings Per Common Share

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedules

                  (a)  March 31, 1997 Financial Data Schedule

                  (b)  December 31, 1996 Restated Financial Data Schedule