Form 10-Q
period 1997-06-30
SPRINT CORP
filed 1997-08-08
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               ----------------------------------

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number              1-4721

                             SPRINT CORPORATION
          (Exact name of registrant as specified in its charter)

           KANSAS                                             48-0457967
(State or other jurisdiction of incorporation               (IRS Employer
 organization)                                            Identification No.)

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

Yes    X          No

                  COMMON SHARES OUTSTANDING AT JUNE 30, 1997:
                        COMMON STOCK         344,195,482
                        CLASS A COMMON STOCK  86,236,036

                               SPRINT CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements

                       Consolidated Balance Sheets                                                  1

                       Consolidated Statements of Income                                            2

                       Consolidated Statements of Cash Flows                                        3

                       Consolidated Statements of Common Stock and Other Shareholders'
                           Equity                                                                   4

                       Condensed Notes to Consolidated Financial Statements                         5

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         9

Part II - Other Information

             Item 1.  Legal Proceedings                                                             22

             Item 2.  Changes in Securities                                                         22

             Item 3.  Defaults Upon Senior Securities                                               22

             Item 4.  Submission of Matters to a Vote of Security Holders                           22

             Item 5.  Other Information                                                             24

             Item 6.  Exhibits and Reports on Form 8-K                                              24

Signature                                                                                           26

Exhibits














                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)
                                                                                June 30,             December 31,
                                                                                  1997                   1996
-------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Assets
Current assets
   Cash and equivalents                                                    $          391.7     $        1,150.6
   Accounts receivable, net of allowance for doubtful accounts
       of $130.3 and $117.4                                                         2,540.4              2,463.5
   Inventories                                                                        329.2                305.3
   Other                                                                              426.0                433.4
-------------------------------------------------------------------------------------------------------------------
   Total current assets                                                             3,687.3              4,352.8

Investments in equity securities                                                      254.5                254.5

Property, plant and equipment
   Long distance communications services                                            7,904.9              7,467.8
   Local communications services                                                   13,840.6             13,368.7
   Other                                                                              699.5                574.3
-------------------------------------------------------------------------------------------------------------------
                                                                                   22,445.0             21,410.8
   Less accumulated depreciation                                                   11,533.9             10,946.7
-------------------------------------------------------------------------------------------------------------------
                                                                                   10,911.1             10,464.1

Investments in and advances to affiliates                                           1,383.2              1,527.1
Other                                                                                 803.4                347.8
-------------------------------------------------------------------------------------------------------------------

                                                                           $       17,039.5     $       16,946.3
                                                                           ----------------------------------------
Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                    $          115.0     $           99.1
   Short-term borrowings                                                               --                  200.0
   Accounts payable                                                                   890.1              1,026.7
   Accrued interconnection costs                                                      952.5                828.9
   Accrued taxes                                                                      230.6                189.2
   Advance billings                                                                   187.5                199.7
   Other                                                                              663.6                770.6
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                        3,039.3              3,314.2

Long-term debt                                                                      2,918.8              2,974.8

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                   916.1                846.9
   Postretirement and other benefit obligations                                       931.4                919.7
   Other                                                                              378.9                359.0
------------------------------------------------------------------------------------------------------------------
                                                                                    2,226.4              2,125.6

Redeemable preferred stock                                                             11.8                 11.8

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, authorized 1,000.0 shares,
     issued 350.3 shares, and outstanding 344.2 and 343.9 shares                      875.7                875.7
   Class A common stock, par value $2.50 per share, authorized 500.0
     shares, issued and outstanding 86.2 shares                                       215.6                215.6
   Capital in excess of par or stated value                                         4,445.7              4,425.9
   Retained earnings                                                                3,507.1              3,211.8
   Treasury stock, at cost, 6.1 and 6.4 shares                                       (258.4)              (262.2)
   Other                                                                               57.5                 53.1
------------------------------------------------------------------------------------------------------------------
                                                                                    8,843.2              8,519.9
------------------------------------------------------------------------------------------------------------------

                                                                           $       17,039.5     $       16,946.3
                                                                           ---------------------------------------


                       See accompanying Condensed Notes to Consolidated Financial Statements



                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in millions, except per share data)

                                                       Quarter Ended                      Year to Date
                                                         June 30,                           June 30,
                                             ---------------------------------- ----------------------------------
                                                     1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------

Net operating revenues                       $       3,678.6   $      3,477.0   $       7,267.6   $      6,819.3

Operating expenses
   Costs of services and products                    1,849.6          1,736.9           3,644.5          3,378.9
   Selling, general and administrative                 814.3            762.4           1,592.8          1,496.6
   Depreciation and amortization                       419.2            396.8             830.1            788.0
------------------------------------------------------------------------------------------------------------------
   Total operating expenses                          3,083.1          2,896.1           6,067.4          5,663.5
------------------------------------------------------------------------------------------------------------------

Operating income                                       595.5            580.9           1,200.2          1,155.8

Interest expense                                       (40.7)           (49.5)            (85.5)           (97.2)
Equity in loss of Global One                           (23.6)           (12.1)            (47.3)           (27.3)
Equity in loss of Sprint PCS                          (136.0)           (55.5)           (221.9)           (72.8)
Other income, net                                       19.8             44.6              54.7             56.2
------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                        415.0            508.4             900.2          1,014.7

Income taxes                                          (159.1)          (191.9)           (354.3)          (386.0)
------------------------------------------------------------------------------------------------------------------


Income from continuing operations                      255.9            316.5             545.9            628.7
Discontinued operation, net                             --                0.3              --               (2.6)
------------------------------------------------------------------------------------------------------------------

Net income                                             255.9            316.8             545.9            626.1

Preferred stock dividends                               (0.2)            (0.3)             (0.5)            (0.8)
------------------------------------------------------------------------------------------------------------------


Earnings applicable to common stock          $         255.7   $        316.5   $         545.4   $        625.3
                                             ---------------------------------------------------------------------

Earnings per common share
   Continuing operations                     $          0.59             0.73   $          1.25   $         1.51
   Discontinued operation                               --               --                --              (0.01)
------------------------------------------------------------------------------------------------------------------

Total                                        $          0.59             0.73   $          1.25   $         1.50
                                             ---------------------------------------------------------------------

Weighted average common shares                         435.6            434.1             435.2            417.2
                                             ---------------------------------------------------------------------

Dividends per common share                   $          0.25   $         0.25   $          0.50   $         0.50
                                             ---------------------------------------------------------------------


                       See accompanying Condensed Notes to Consolidated Financial Statements




                                                                                                            PART I.
                                                                                                            Item 1.
                               SPRINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in millions)

                                                                                            Year to Date
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------

Operating activities
Net income                                                                      $        545.9    $       626.1
Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in net losses of affiliates                                                  271.0             93.4
     Depreciation and amortization                                                       830.1            788.0
     Deferred income taxes and investment tax credits                                     88.5            (32.4)
     Changes in assets and liabilities:
       Accounts receivable, net                                                          (76.9)          (816.4)
       Inventories and other current assets                                               (5.4)            45.0
       Accounts payable and other current liabilities                                   (119.0)           (15.1)
       Noncurrent assets and liabilities, net                                             16.1            (27.8)
     Other, net                                                                           (5.9)            19.2
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              1,544.4            680.0
------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                                  (1,268.1)        (1,001.1)
Purchase of PCS licenses                                                                (433.7)            --
Investments in and advances to affiliates, net                                          (140.8)          (286.2)
Other, net                                                                                14.3              4.4
------------------------------------------------------------------------------------------------------------------
Net cash used by continuing operations                                                (1,828.3)        (1,282.9)
Repayment of intercompany advances by cellular division                                   --            1,400.0
Net investing activities of cellular division                                             --             (140.7)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 (1,828.3)           (23.6)
------------------------------------------------------------------------------------------------------------------

Financing activities
Payments on long-term debt                                                               (70.1)          (256.3)
Proceeds from long-term debt                                                              --                6.3
Net change in short-term borrowings                                                     (200.0)        (1,986.8)
Dividends paid                                                                          (188.6)          (195.7)
Proceeds from Class A common stock issued                                                 --            3,661.3
Proceeds from common stock issued                                                         35.5             27.2
Treasury stock purchased                                                                 (73.8)          (278.6)
Other, net                                                                                22.0             (1.4)
------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                        (475.0)           976.0
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                                             (758.9)         1,632.4

Cash and equivalents at beginning of period                                            1,150.6            124.2
------------------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                           $        391.7    $     1,756.6
                                                                                ----------------------------------


                       See accompanying Condensed Notes to Consolidated Financial Statements




                                                                                                            PART I.
                                                                                                            Item 1.
                                              SPRINT CORPORATION
                                  CONSOLIDATED STATEMENTS OF COMMON STOCK AND
                                    OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                                                (in millions)

Year to Date June 30, 1997
---------------------------------------------------------------------------------------------------------------------
                                                           Capital
                                                          in Excess
                                              Class A     of Par or
                                 Common       Common       Stated       Retained     Treasury
                                 Stock        Stock        Value        Earnings      Stock     Other       Total
---------------------------------------------------------------------------------------------------------------------
Balance as of
   January 1, 1997           $     875.7  $     215.6 $    4,425.9 $   3,211.8  $    (262.2) $   53.1   $  8,519.9

Net income                          --           --           --         545.9         --        --          545.9
Common stock dividends              --           --           --        (172.6)        --        --         (172.6)
Class A common stock
   dividends                        --           --           --         (43.1)        --        --          (43.1)
Stock options exercised             --           --           --         (33.1)        68.6      --           35.5
Tax benefit from stock
   options exercised                --           --           15.7        --           --        --           15.7
Treasury stock purchased            --           --           --          --          (73.8)     --          (73.8)
Other, net                          --           --            4.1        (1.8)         9.0       4.4         15.7
---------------------------------------------------------------------------------------------------------------------

Balance as of
   June 30, 1997             $     875.7  $     215.6 $    4,445.7 $   3,507.1  $    (258.4) $   57.5   $  8,843.2
                             ----------------------------------------------------------------------------------------


                       See accompanying Condensed Notes to Consolidated Financial Statements

                                                                         PART I.
                                                                         Item 1.
                               SPRINT CORPORATION
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 1997 and 1996


The information in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. In management's opinion, these consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly Sprint Corporation's consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Sprint Corporation's 1996 annual report on Form 10-K. Operating results for the 1997 year-to-date period are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint Corporation and its wholly-owned and majority-owned subsidiaries (Sprint). Investments in affiliates in which Sprint exercises significant influence, but does not control, are accounted for using the equity method.

The consolidated financial statements are prepared according to GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

In March 1996, Sprint spun off its cellular and wireless communications services division (Cellular) to Sprint common shareholders (see Note 7). Cellular's operating results and cash flows have been separately classified as a discontinued operation and have been excluded from Sprint's continuing operations.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.


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

Combined, summarized income statement information (100% basis) of all affiliates accounted for using the equity method is as follows:

                                                       Quarter Ended                      Year to Date
                                                         June 30,                           June 30,
                                             ---------------------------------- ----------------------------------
                                                     1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Results of operations
  Net operating revenues                     $       555.9     $       413.2    $        988.1    $       684.0
                                             ---------------------------------------------------------------------
  Operating loss                             $       416.4     $        87.2    $        734.8    $       190.8
                                             ---------------------------------------------------------------------
  Net loss                                   $       541.6     $       114.2    $        882.8    $       217.9
                                             ---------------------------------------------------------------------

Sprint's net losses in affiliates            $       157.5     $        67.0    $        264.0    $        95.4
                                             ---------------------------------------------------------------------


3.  Income Taxes

The differences that cause the effective income tax rate to vary from the statutory federal income tax rate of 35% are as follows:

                                                                                          Year to Date
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Income tax expense at the statutory rate                                        $        315.1     $      355.1

Effect of:
  State income taxes, net of federal income tax effect                                    30.7             34.7
  Equity in losses of foreign joint venture                                               12.1              4.1
  Investment tax credits included in income                                               (1.9)            (3.8)
  Other, net                                                                              (1.7)            (4.1)
------------------------------------------------------------------------------------------------------------------

Income tax expense                                                              $        354.3     $      386.0
                                                                                ----------------------------------

Effective income tax rate                                                                 39.4%            38.0%
                                                                                ----------------------------------


4.    Shareholders' Equity

Shareholder Rights Plan

In June 1997, Sprint adopted a new Shareholder Rights Plan that replaces the plan adopted in 1989. The new plan contains most of the elements of the previous plan. It also includes enhancements to better enable the board of directors to act in the best interests of shareholders in the event of a proposed takeover. The plan was not adopted in response to any specific threat to acquire control of Sprint, and Sprint is not aware of any such activity.

When the new plan was adopted, Sprint redeemed the rights issued under the prior plan and distributed new rights as a dividend. The redemption price for the existing rights and the dividend of the new rights was paid in July 1997 to common and Class A common shareholders of record as of June 24, 1997.

Each right is exercisable only if certain takeover events occur. Each new right will initially entitle the holder to purchase 1/1000 of a share (a Unit) of a newly authorized no par Preferred Stock-Sixth Series, Junior Participating (PS) at $225 per Unit or, in certain cases, common stock. The PS is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 1,000 times the total per share amount of all common stock dividends. At June 30, 1997, no PS shares were issued or outstanding. The new rights may be redeemed by Sprint at $0.01 per right and will expire in June 2007.


5.  Litigation, Claims and Assessments

In December 1996, an arbitration panel entered a $61 million award in favor of Network 2000 Communications Corporation (Network 2000) on its breach of contract claim against Sprint. The arbitrators directed Sprint to pay one-half of this award to Network 2000, and the remainder to the Missouri state court in which a proposed class action by Network 2000's independent marketing representatives against Network 2000 and Sprint is pending.

Sprint filed an action in federal district court, seeking to have the arbitration panel's award vacated, modified, or corrected, and asking the court to enter an order regarding the distribution of the award among the defendants. In March 1997, Sprint deposited $61 million, which had been previously accrued, in the federal district court's account at a financial institution. In April 1997, the court denied Sprint's request that the arbitration award be vacated and granted Network 2000's request that the award be confirmed. The distribution of the $61 million will be addressed by the court in a separate order.

In June 1997, Sprint recorded an additional $20 million charge in connection with the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. The class action settlement requires court approval, which is expected. Sprint believes this will complete the Network 2000 litigation.

Following the announcement in 1992 of Sprint's merger agreement with Centel Corporation (Centel), class action suits were filed against Centel and certain of its officers and directors in federal and state courts. The state suits were dismissed. In June 1996, Centel and the other defendants were granted summary judgment in the federal action and, in May 1997, that judgment was affirmed on appeal.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the ultimate outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.


6.  Supplemental Cash Flow Information and Noncash Activities

                                                                                            Year to Date
                                                                                              June 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Cash paid for:
   Interest (excluding amounts capitalized)
     Continuing operations                                                       $        89.7     $      109.4
                                                                                ----------------------------------
     Cellular division                                                           $         -       $       22.8
                                                                                ----------------------------------
   Income taxes                                                                  $       217.1     $      418.6
                                                                                ----------------------------------


Sprint contributed cash, property, plant and equipment, and other assets and liabilities from some of its international operations to Global One when the venture was formed in January 1996. The net book value of the contributed noncash assets and liabilities totaled $73 million.

7.  Spin-off of Cellular Division

In March 1996, Sprint completed the tax-free spin-off of Cellular to Sprint common shareholders. To complete the spin-off, Sprint distributed all Cellular common shares at a rate of one share for every three Sprint common shares held. In addition, Cellular repaid $1.4 billion of its intercompany debt owed to Sprint. Sprint also contributed to Cellular's equity capital $185 million of debt owed by Cellular in excess of the amount repaid.

8.  Sale of Access Lines

In April 1997, Sprint agreed to sell approximately 136,000 residential and business access lines in a small area of northwest Chicago and 10 nearby suburbs. Sprint expects to complete this sale, which is subject to regulatory approval, in the 1997 fourth quarter.

9.  Subsequent Event

In July 1997, Sprint agreed to purchase the net assets of Paranet, Inc. (Paranet) for $425 million in cash. Paranet is a leading provider of integration, management and support services for distributed computing technology. Paranet provides a broad range of custom-designed solutions, including design, integration, implementation, and day-to-day management for wide- and local-area networks, Internet, intranets and desktops. Sprint will account for this transaction using the purchase method of accounting. The purchase is expected to be completed in the 1997 third quarter.


10.  Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income. Sprint will present the required disclosures in its financial statements beginning in the first quarter of 1998.

Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and related Information." This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires disclosure of segment profit or loss, segment assets and reconciliations of segmental amounts to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. Sprint will adopt SFAS 131 in its 1998 year-end financial statements.

In February 1997, the FASB issued SFAS 128, "Earnings per Share" (EPS). This new standard simplifies the EPS calculation and makes the U.S. standard for computing EPS more consistent with international accounting standards. Sprint will adopt SFAS 128 in its 1997 year-end financial statements. This standard is not expected to have a material effect on Sprint's reported EPS.

                                                                         PART I.
                                                                         Item 2.
                           SPRINT CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sprint Corporation and its subsidiaries (Sprint) includes certain estimates, projections and other forward-looking statements in their reports, as well as in presentations to analysts and others, and in other material made available to the public. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

  - the effects of vigorous competition in the markets in which Sprint operates;
  - the cost of entering new markets necessary to provide seamless services;
  - the risks related to Sprint's investments in Global One and Sprint Spectrum L.P. (Sprint PCS), which are presently in the early stages of operation;
  - the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
  - requirements imposed on Sprint and its competitors by the Federal Communications Commission (FCC) and state regulatory commissions under the Telecommunications Act of 1996 (Telecom Act);
  - unexpected results of litigation filed against Sprint; and
  - the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.

Sprint's principal activities consist of the following:

Core businesses

Long Distance Communications Services:The long distance division is the nation's third-largest long distance telephone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division mainly provides domestic and international voice, video and data communications services. It offers its services to the public subject to different levels of state and federal regulation.

Local Communications Services:The local division consists of regulated local exchange carriers (LECs) serving more than 7 million access lines in 19 states. It provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities and sales of telecommunications equipment. The division also provides long distance services within specified geographical areas, or local access transport areas (LATAs).

Product  Distribution  and Directory  Publishing: The product  distribution  and
directory  publishing   businesses   distribute   wholesale   telecommunications
products, and publish and market white and yellow page telephone directories.


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

DT and FT, as Class A common shareholders, have the right in most cases to proportionate representation on Sprint's board of directors. They may also purchase additional Class A common shares from Sprint to keep their ownership level at 10% each. In addition, they have disapproval rights if Sprint undertakes certain types of transactions.

DT and FT have entered into a standstill agreement with Sprint restricting their ability to acquire Sprint voting shares (other than as intended by their investment agreement with Sprint and related agreements). The standstill agreement also contains customary provisions restricting DT and FT from initiating or participating in any proposal regarding the control of Sprint.

Sprint PCS

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building a single technology, all digital, state-of-the-art, wireless network to provide PCS across the United States. PCS uses digital technology, which has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. In addition, PCS offers enhanced features, such as paging, voice mail, Caller ID and data transmission. Through July 1997, Sprint PCS had launched service in 58 cities, with an additional seven cities expected to be launched by year-end 1997.

As part of an overall strategy to increase PCS coverage, Sprint directly acquired the rights to PCS licenses in the FCC's recent auction. The licenses cover 139 markets across the United States reaching a total population of 70 million people. Sprint expects to affiliate these licenses with Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

Beginning in 1996, discussions have taken place among the partners about possibly restructuring their interests in Sprint PCS. Although discussions have continued, a change in the partnership structure is not certain.

Acquisition

See Note 9 of Condensed Notes to Consolidated Financial Statements for a discussion of Sprint's pending acquisition of the assets of Paranet, Inc.

Regulatory Developments

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public service commissions (PSCs) appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect pending a full review by the court.

In July 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the PSCs. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The court's decision adds to the uncertainty, delay and complexity surrounding local competition. The FCC plans to appeal the decision to the U.S. Supreme Court.

In May 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

  - an additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers.
    Funding for this program, which is estimated to cost $2.7 billion per year, will be assessed against all carriers providing telecommunications services. However, it is expected that LECs will be able to pass their portion of these costs on to long distance carriers;

  - interstate access rates charged by LECs will decline by an estimated $1.4 billion per year beginning July 1997;

  - certain monthly flat-rate charges paid by some local telephone subscribers will increase beginning in 1998;

  - certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines; and

  - a basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.


A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been postponed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on Sprint is difficult to determine, but is not expected to be material.

Results Of Operations

Consolidated

Sprint's two main operating divisions -- long distance and local -- generated improved 1997 second quarter and year-to-date net operating revenues compared with the same 1996 periods. During the past 12 months, long distance calling volumes increased 15% and access lines served by the local division increased 5.6%.

Total net operating revenues for the 1997 second quarter increased 6% to $3.7 billion from $3.5 billion for the same period a year ago. Income from continuing operations was $256 million ($0.59 per share) versus $317 million ($0.73 per share) for the 1996 second quarter. Income from continuing operations for 1997 includes a charge related to litigation in the long distance division ($0.03 per share).

Year-to-date 1997 net operating revenues increased 7% to $7.3 billion from $6.8 billion for the same 1996 period. Income from continuing operations was $546 million ($1.25 per share) versus $629 million ($1.51 per share) for the 1996 year-to-date period.


                                                             Long Distance Communications Services
                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                         June 30,                              Variance
                                             ----------------------------------------------------------------------
                                                   1997             1996               Dollar            %
-------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in millions)
Net operating revenues                       $      2,218.6    $     2,053.0    $        165.6           8.1%

Operating expenses
   Interconnection                                    999.6            907.2              92.4          10.2%
   Operations                                         317.1            268.1              49.0          18.3%
   Selling, general and administrative                493.0            477.0              16.0           3.4%
   Depreciation and amortization                      167.2            154.0              13.2           8.6%
----------------------------------------------------------------------------------------------------
Total operating expenses                            1,976.9          1,806.3             170.6           9.4%
----------------------------------------------------------------------------------------------------
Operating income                             $        241.7 (1)$       246.7    $         (5.0)         (2.0)%
                                             -------------------------------------------------------
Operating margin                                     10.9% (1)          12.0%
                                             -----------------------------------

(1)Excluding a $20 million  charge related to litigation, 1997 second quarter operating income and margin would have been $262 million and 11.8%, respectively.

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year to Date
                                                         June 30,                              Variance
                                             ----------------------------------------------------------------------
                                                   1997             1996               Dollar            %
-------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in millions)
Net operating revenues                       $      4,391.0    $     4,054.5    $        336.5           8.3%

Operating expenses
   Interconnection                                  2,007.0          1,799.9             207.1          11.5%
   Operations                                         592.9            527.4              65.5          12.4%
   Selling, general and administrative                964.1            946.2              17.9           1.9%
   Depreciation and amortization                      333.8            306.7              27.1           8.8%
----------------------------------------------------------------------------------------------------
Total operating expenses                            3,897.8          3,580.2             317.6           8.9%
----------------------------------------------------------------------------------------------------
Operating income                             $        493.2 (2)$       474.3    $         18.9           4.0%
                                             -------------------------------------------------------
Operating margin                                     11.2% (2)          11.7%
                                             -----------------------------------

(2)Excluding a $20  million  charge related to litigation, 1997 year-to-date operating income and margin would have been $513 million and 11.7%, respectively.

In January 1996, the long distance division contributed certain international assets and related operations to Global One. Accordingly, the operating results of the contributed operations have been reflected in the division's operating results only through the date of contribution. Had this contribution occurred as of January 1, 1996, year-to-date revenues and operating income (excluding the nonrecurring charge related to litigation) for 1997 would have increased an estimated 9% and 6%, respectively, from the same 1996 period. The related 1996 operating margin would have been an estimated 12%.

Both second quarter and year-to-date net operating revenues for 1997 increased 8% from the same 1996 periods. The increases mainly reflect strong minute growth and increased equipment sales and data services revenue. Revenue growth was affected by a more competitive pricing environment and an increase in the bad debt provision, which is consistent with a nationwide increase in consumer bad debt. Management has taken steps to ensure Sprint's credit extension policies are sound. In addition, 1996 revenues reflect a seasonal boost from carrying the Internal Revenue Service 800 help line traffic, a service Sprint no longer provides.

Both second quarter and year-to-date calling volumes increased 15% in 1997 from the same 1996 periods mainly driven by strong minute growth in the business and wholesale markets. Residential minute growth was modest due to increased competition.

Revenue growth in the business market reflects increased equipment sales and calling volumes for domestic toll-free and switched WATS. In addition, the small and medium business market revenues increased largely due to the continuing success of the division's small business product, Fridays Free, which has been extended through the year 2000. Revenue growth in the data services market, which includes sales of capacity on Sprint's network to Internet service providers, reflects increased demand and expanded service offerings. The wholesale market experienced strong growth in both international and domestic markets.

Interconnection costs consist of amounts paid to LECs, other domestic service providers, and foreign telephone companies for completing calls made by the division's domestic customers. Second quarter and year-to-date interconnection costs in 1997 increased 10% and 12%, respectively, from the same 1996 periods mainly due to increased traffic volumes. The increases were partly offset by reduced rates charged by other domestic and international carriers for connecting to their networks. Interconnection costs as a percentage of net operating revenues for the 1997 second quarter and year-to-date periods were 45.1% and 45.7%, respectively. For the same 1996 periods, interconnection costs were 44.2% and 44.4%, respectively, of net operating revenues. The higher 1997 percentages reflect changes in revenue mix, particularly the growth in international traffic, and lower revenue yields due to competitive pricing and a higher bad debt provision.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of data system sales. Second quarter and year-to-date operations expense in 1997 increased 18% and 12%, respectively, from the same 1996 periods. These increases were mostly due to increased costs of providing telecommunications services for public payphones and increased costs of equipment sales. Current-year operations expense also reflects increased commissions paid for the right to provide long distance services in places such as hotels, universities and government agencies.

Excluding the nonrecurring legal charge, 1997 second quarter selling, general and administrative (SG&A) expense decreased 1% from the 1996 second quarter, while year-to-date SG&A expense remained at 1996 levels. This improved efficiency is due to continued cost control and business process improvement efforts.

Both second quarter and year-to-date depreciation and amortization expense for 1997 increased 9% from the same 1996 periods generally due to an increased asset base. The increased asset base supports data revenue growth and improved transport capacity resulting from the deployment of the synchronous optical network (SONET) and wave division multiplexing (WDM) equipment in the network.


                                                                Local Communications Services
                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                         June 30,                             Variance
                                             ----------------------------------------------------------------------
                                                   1997             1996               Dollar            %
-------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Local service                             $        571.3    $       511.9    $         59.4          11.6%
   Network access                                     479.0            461.3              17.7           3.8%
   Toll service                                        89.4            106.4             (17.0)        (16.0)%
   Other                                              208.2            202.9               5.3           2.6%
---------------------------------------------------------------------------------------------------
Total net operating revenues                        1,347.9          1,282.5              65.4           5.1%
---------------------------------------------------------------------------------------------------

Operating expenses
   Plant operations                                   346.6            344.2               2.4           0.7%
   Depreciation and amortization                      235.1            230.5               4.6           2.0%
   Customer operations                                181.1            162.2              18.9          11.7%
   Other                                              215.9            217.4              (1.5)         (0.7)%
----------------------------------------------------------------------------------------------------
Total operating expenses                              978.7            954.3              24.4           2.6%
----------------------------------------------------------------------------------------------------
Operating income                             $        369.2    $       328.2    $         41.0          12.5%
                                             -------------------------------------------------------
Operating margin                                       27.4%            25.6%
                                             -----------------------------------


                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Year to Date
                                                         June 30,                             Variance
                                             ---------------------------------------------------------------------
                                                   1997             1996               Dollar            %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Local service                             $      1,123.1    $     1,008.8    $        114.3          11.3%
   Network access                                     957.6            921.3              36.3           3.9%
   Toll service                                       180.5            219.9             (39.4)        (17.9)%
   Other                                              401.4            373.1              28.3           7.6%
---------------------------------------------------------------------------------------------------
Total net operating revenues                        2,662.6          2,523.1             139.5           5.5%
---------------------------------------------------------------------------------------------------

Operating expenses
   Plant operations                                   686.2            675.1              11.1           1.6%
   Depreciation and amortization                      466.5            456.6               9.9           2.2%
   Customer operations                                353.4            315.6              37.8          12.0%
   Other                                              419.0            415.2               3.8           0.9%
---------------------------------------------------------------------------------------------------
Total operating expenses                            1,925.1          1,862.5              62.6           3.4%
---------------------------------------------------------------------------------------------------
Operating income                             $        737.5    $       660.6    $         76.9          11.6%
                                             ------------------------------------------------------
Operating margin                                       27.7%            26.2%
                                             -----------------------------------


Local service revenues, derived from local exchange services, increased 12% and 11% for the 1997 second quarter and year-to-date periods, respectively, from the same 1996 periods. Customer access lines increased 5.6% during the past 12 months. The growth in access lines reflects economic growth in the division's service areas and second-line service to existing business and residential customers to meet lifestyle and data access needs. Local service revenues also increased due to extended local area calling plans and increased demand for advanced intelligent network services such as Caller ID and usage-sensitive features. In the business market, data services revenues increased significantly over the same 1996 periods.

Network access revenues are derived from interexchange long distance carriers' use of the local network to complete calls. Both second quarter and year-to-date network access revenues increased 4% in 1997 compared with the same 1996 periods. These increases reflect strong minute growth, partly offset by access rate reductions. The FCC has mandated additional access rate reductions effective July 1997 -- see "Regulatory Developments" for further discussion.

Toll service revenues are mainly derived from providing long distance services within LATAs. Second quarter and year-to-date toll service revenues declined 16% and 18%, respectively, compared with the same 1996 periods. During 1996, the division resold interexchange long distance services in certain of its service areas. This reseller service was phased out through early 1997, accounting for a large portion of the 1997 decline. However, some of those customers continued as Sprint long distance division customers. The decreases in toll service revenues also reflect extended local area calling plans and increased competition in the intrastate long distance market since interexchange long distance carriers now provide intraLATA long distance services in some states. The declines in toll service revenues were partly offset by increases in the division's local and network access revenues.

Other revenues include revenues from telecommunications equipment sales, directory publishing fees, and billing and collection services. During the 1997 second quarter and year-to-date periods, these revenues increased 3% and 8% respectively, from the same 1996 periods. The increases were mainly due to increased equipment sales.

Plant operations expense includes network operations, and repair and maintenance costs for property, plant and equipment. Second quarter and year-to-date plant operations expense in 1997 increased 1% and 2%, respectively, compared with the same 1996 periods, reflecting access line growth. Plant operations expense for 1996 includes access charges for reselling interexchange long distance services. The division phased-out those reseller services through early 1997.

Second quarter and year-to-date depreciation and amortization expense increased 2% in 1997 compared with the same 1996 periods mainly due to plant additions.

Customer operations expense includes costs related to business office operations, billing services, marketing costs, and customer services, including operator and directory assistance. Customer operations expense increased 12% for both the 1997 second quarter and year-to-date periods compared with the same 1996 periods. These increases reflect increased marketing costs to promote products and services and increased bad debt expense, which is consistent with a nationwide increase in consumer bad debt. The division is implementing a number of new processes and procedures to improve its collection results.

Other operating expenses for the 1997 second quarter decreased 1% compared with the 1996 second quarter, while year-to-date expenses increased 1% from the same period a year ago. Both 1997 periods reflect the increased cost of equipment sales, partly offset by cost savings from the division's restructuring of the finance functions.

In April 1997, Sprint agreed to sell approximately 136,000 residential and business access lines in a small area of northwest Chicago and 10 nearby suburbs. Sprint expects to complete this sale, which is subject to regulatory approval, in the 1997 fourth quarter.


                                                    Product Distribution and Directory Publishing Businesses
                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                         June 30,                             Variance
                                             ----------------------------------------------------------------------
                                                   1997             1996               Dollar            %
-------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Non-affiliated                            $        222.1    $       223.6    $         (1.5)         (0.7)%
   Affiliated                                         142.3             91.0              51.3          56.4%
--------------------------------------------------------------------------------------------------

Total net operating revenues                          364.4            314.6              49.8          15.8%

Operating expenses
   Costs of services and products                     307.5            264.0              43.5          16.5%
   Selling, general and administrative                 23.2             23.4              (0.2)         (0.9)%
   Depreciation and amortization                        2.0              1.9               0.1           5.3%
--------------------------------------------------------------------------------------------------
Total operating expenses                              332.7            289.3              43.4          15.0%
--------------------------------------------------------------------------------------------------
Operating income                             $         31.7    $        25.3    $          6.4          25.3%
                                             -----------------------------------------------------
Operating margin                                        8.7%             8.0%
                                             -----------------------------------


                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year to Date
                                                         June 30,                             Variance
                                             ----------------------------------------------------------------------
                                                   1997             1996               Dollar            %
-------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Non-affiliated                            $        434.3    $       428.6    $          5.7           1.3%
   Affiliated                                         239.9            175.7              64.2          36.5%
-------------------------------------------------------------------------------------------------------------------
Total net operating revenues                          674.2            604.3              69.9          11.6%

Operating expenses
   Costs of services and products                     566.8            505.8              61.0          12.1%
   Selling, general and administrative                 44.9             45.4              (0.5)         (1.1)%
   Depreciation and amortization                        3.8              3.7               0.1           2.7%
---------------------------------------------------------------------------------------------------
Total operating expenses                              615.5            554.9              60.6          10.9%
---------------------------------------------------------------------------------------------------
Operating income                             $         58.7    $        49.4    $          9.3          18.8%
                                             ------------------------------------------------------
Operating margin                                        8.7%             8.2%
                                             -----------------------------------

The increases in affiliated revenues reflect the centralization of certain local division purchasing and warehousing functions at North Supply.



                                                                     Emerging Businesses
                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Quarter Ended                      Year to Date
                                                         June 30,                           June 30,
                                             ---------------------------------------------------------------------
                                                   1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Net operating revenues                       $         5.1     $       --       $         7.9     $       --
                                             ---------------------------------------------------------------------
Operating loss                               $       (37.6)    $      (11.4)    $       (70.4)    $      (12.7)
                                             ---------------------------------------------------------------------

Sprint's emerging businesses segment consists of consumer Internet access services, competitive local exchange carrier (CLEC) services, international development activities outside the scope of Global One, and PCS controlled by Sprint.

The 1997 operating results largely reflect activities to develop Sprint Internet access services. During 1997, Sprint launched Sprint Internet Private Passport
(SM), an extension of Sprint's consumer Internet offering -- Sprint Internet Passport (SM). Sprint Internet Private Passport provides customized, private Internet access services for key communities such as businesses and on-line game players. Sprint's Internet access platform currently consists of more than 200 points of presence.

The 1997 operating results also reflect Sprint's efforts in entering newly competitive domestic and international markets. Sprint is preparing to expand CLEC service into select major markets. Its initial efforts use a resale approach that does not entail a large up-front investment in local facilities. By following this strategy, which calls for resale of local network services and the purchase of unbundled network elements, Sprint will not invest in local facilities until it becomes clear that regulatory conditions would support a large financial commitment.

Through July 1997, Sprint had filed for CLEC status in 48 states and the District of Columbia, and gained regulatory approval to provide CLEC service in 42 states and the District of Columbia. Sprint currently offers CLEC service in four metropolitan California cities.

As part of an overall strategy to achieve nationwide PCS coverage, Sprint directly acquired PCS licenses for $544 million. The licenses cover 139 markets across the United States, reaching a total population of 70 million people. Sprint currently expects to spend a total of $2.3 billion through 1999 for the network build out. Sprint plans to affiliate these licenses with the licenses previously acquired by Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

Non-Operating Items

Interest Expense

Interest costs consist of the following:

                                                       Quarter Ended                      Year to Date
                                                         June 30,                           June 30,
                                             ---------------------------------------------------------------------
                                                   1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Interest expense from continuing operations  $         40.7    $        49.5    $         85.5    $        97.2
Interest costs related to cellular
   operations                                          --               --                --               21.3
Capitalized interest costs                             27.7             28.8              56.7             53.2
------------------------------------------------------------------------------------------------------------------
Total interest costs                         $         68.4    $        78.3    $        142.2    $       171.7
                                             ---------------------------------------------------------------------
Average debt outstanding                     $      3,072.6    $     3,471.8    $      3,152.5    $     3,527.2
                                             ---------------------------------------------------------------------
Effective interest rate                                8.9%             9.0%              9.0%             9.7%
                                             ---------------------------------------------------------------------


The decrease in average debt outstanding mainly reflects debt repayments funded by the cash received from DT's and FT's equity investment in Sprint. The decrease also reflects debt repayments funded by the cash received from the cellular and wireless communications services division (Cellular) to repay intercompany debt in connection with Sprint's spin-off of Cellular (Spin-off). Interest expense related to Cellular's operations has been included in "Discontinued operation, net" on the 1996 Consolidated Statement of Income.

Sprint  capitalizes  interest  costs on borrowings  related to its investment in
Sprint PCS. Sprint PCS is not expected to continue to qualify as a development-stage company during the 1997 third quarter. As a result, Sprint will stop capitalizing these interest costs at that time.

Sprint is capitalizing interest costs on its investment in the PCS licenses it directly acquired.

Other Income, Net

Other income consists of the following:

                                                       Quarter Ended                      Year to Date
                                                         June 30,                           June 30,
                                             ---------------------------------------------------------------------
                                                   1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Dividend and interest income                 $         15.7    $        31.3    $         42.8    $        43.7
Loss on sales of accounts receivable                   --               (0.1)             --               (4.3)
Other                                                   4.1             13.4              11.9             16.8
------------------------------------------------------------------------------------------------------------------
Total other income, net                      $         19.8    $        44.6    $         54.7    $        56.2
                                             ---------------------------------------------------------------------



Second quarter dividend and interest income for 1996 reflects income earned on the cash received from DT and FT for their equity investment in Sprint, as well as Cellular's repayment of intercompany debt in connection with the Spin-off. Sprint has since invested these funds in strategic initiatives, reducing the balance held in temporary investments.

Income Tax Provision

See Note 3 of Condensed Notes to Consolidated Financial Statements for the differences that cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's consolidated assets approximated $17 billion at June 30, 1997 and year-end 1996. Net property, plant and equipment increased $447 million since year-end 1996 mainly due to increased capital expenditures to support the core long distance and local networks and expanded product and service offerings. The year-end 1996 accounts payable balance reflects an increase in expenditures that typically occurs during the fourth quarter. Short-term borrowings decreased $200 million due to the repayment of notes. Sprint's debt-to-capital ratio improved to 25.5% at June 30, 1997 versus 27.7% at year-end 1996.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Year-to-date operating activities of Sprint's continuing operations provided cash of $1.5 billion during 1997 versus $680 million during the same 1996 period. Operating cash flows for 1997 reflect improved operating results in Sprint's core businesses. The 1996 cash flows were reduced by $600 million due to the termination of an accounts receivable sales agreement.

Cash Flows - Investing Activities

Year-to-date investing activities of Sprint's continuing operations used cash of $1.8 and $1.3 billion in 1997 and 1996, respectively. For the same periods, capital expenditures totaled $1.3 and $1.0 billion, respectively. Long distance division 1997 year-to-date capital expenditures increased $160 million from the same 1996 period to $508 million. The 1997 expenditures were incurred mainly to enhance network reliability, to upgrade capabilities for providing new products and services and to meet increased demand for data-related services. Local division 1997 year-to-date capital expenditures increased $20 million from the same period a year ago to $647 million. The 1997 local capital expenditures were made to accommodate access line growth and to expand the division's capabilities for providing enhanced telecommunications services.

In 1997, Sprint paid $434 million for the PCS licenses it directly acquired, bringing total payments through June 1997 to $518 million. The remaining $26 million balance was paid in July 1997.

During the first six months of 1997, Sprint made capital contributions of $87 million to Sprint PCS compared with $185 million for the same period a year ago. These contributions were used to fund Sprint's portion of Sprint PCS capital and operating requirements. Sprint has advanced $21 and $34 million to Sprint PCS and Global One, respectively, during the first six months of 1997. A 1996 advance to Sprint PCS totaling $67 million was repaid during the 1997 first quarter.

In connection with the Spin-off, Cellular repaid $1.4 billion of intercompany debt to Sprint. Prior to the Spin-off, Cellular's 1996 investing activities required net cash of $141 million, mainly to acquire additional cellular properties and to fund capital expenditures.

Cash Flows - Financing Activities

Year-to-date financing activities for 1997 used cash of $475 million, while 1996 year-to-date activities provided cash of $976 million. Financing activities during 1997 mainly reflect the $200 million repayment of short-term debt and the $189 million payment of dividends. In January and April 1996, DT and FT acquired a new class of Sprint shares for $3.7 billion. Those proceeds, together with the $1.4 billion received from Cellular, were used to reduce outstanding debt, meet commitments related to Sprint PCS and terminate the accounts receivable sales agreement. The remaining proceeds were invested on a temporary basis.

Capital Requirements

Sprint expects its 1997 investing activities, consisting of capital expenditures and investments in affiliates, to require cash of $4.0 to $4.6 billion. In addition, Sprint expects to pay dividends totaling $430 million. Sprint intends to fund these 1997 cash requirements with cash from operating activities, temporary investments, and from external sources.

Capital expenditures of $3.6 to $4.0 billion are anticipated in 1997. Long distance and local division capital expenditures are expected to total $2.5 billion. The balance of expected capital expenditures will mainly be used to build out the network for these new PCS markets.

During 1997 Sprint expects to invest $400 to $600 million in its affiliates. Sprint PCS will require $400 to $500 million in 1997 to continue its network build out and for operating cash requirements. Sprint also expects Global One to require partner contributions for ongoing development activities.

Sprint expects to borrow $1.0 to $1.5 billion during 1997.

Liquidity

At June 30, 1997, Sprint had the ability to borrow $1.5 billion under a revolving credit agreement with a syndicate of domestic and international banks. Sprint may also offer for sale up to $175 million of unsecured senior debt securities under a Medium-Term Note program. In addition, Sprint may offer for sale $900 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission. Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At June 30, 1997, Sprint could borrow up to $14 billion under the most restrictive of its debt covenants.

During the 1997 second quarter, Sprint participated in a vendor financing facility for Sprint PCS. Sprint's portion of this facility totaled $300 million. Sprint expects Sprint PCS to begin borrowing against this facility during the 1997 third quarter.

During July 1997, Sprint agreed to purchase the net assets of Paranet Inc. for $425 million in cash. Sprint expects to complete this transaction in the third quarter of 1997.

The most restrictive covenant related to dividends results from Sprint's revolving credit agreement. Among other restrictions, Sprint must maintain specified levels of consolidated net worth. Due to this requirement, $2.6 billion of Sprint's $3.5 billion retained earnings were effectively restricted from the payment of dividends at June 30, 1997.

General Hedging Policies

Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. As is customary for these types of derivatives, Sprint does not require collateral or other security from the other parties to the agreements. However, since Sprint controls its exposure to credit risk through credit approvals, credit limits, and internal monitoring procedures, Sprint believes its credit risk exposure is limited.

Sprint will in no circumstance take speculative positions and create an exposure to benefit from market fluctuations. All hedging activity complies with board-approved policies. Any exposure from Sprint's use of derivatives is immaterial to its overall operations, financial condition and liquidity.

Interest Rate Risk Management

Sprint's interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt and minimizing liquidity risk. Sprint uses simulation analysis to assess its interest rate exposure and to establish the desired ratio of floating- and fixed-rate debt. To the extent possible, Sprint manages interest rate exposure and the floating-to-fixed ratio through its borrowings, but occasionally uses interest rate swaps and caps to adjust its risk profile.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on optimizing consolidated cash flows and stabilizing accounting results. Sprint does not hedge translation exposure because it believes optimizing consolidated cash flows will, over time, maintain shareholder value. Sprint's main transaction exposure in foreign currencies results from changes in foreign exchange rates between the dates Sprint incurs and settles liabilities (payable in a foreign currency). These liabilities consist of charges from overseas telephone companies for terminating international calls made by Sprint's domestic customers.

Impact of Recently Issued Accounting Pronouncements

See Note 10 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         In May 1997, the United States Court of Appeals for the Seventh Circuit affirmed the summary judgment granted to Centel Corporation (Centel) and the other defendants in the class action suit filed in federal court following the announcement in 1992 of Sprint's merger agreement with Centel (reported in Sprint's 1996 Annual Report on Form 10-K). Plaintiffs then sought rehearing of the appellate decision, which was denied in June 1997.

Item 2.  Changes in Securities

         On June 9, 1997, Sprint's Board of Directors adopted a new Shareholder Rights Plan and ordered the redemption of the rights issued under the rights agreement adopted in 1989. Under the new plan, Sprint common and Class A common shareholders of record as of the close of business on June 24, 1997 were granted one right for each share held. Each new right entitles the registered holder, upon the occurrence of certain takeover events, to purchase a unit consisting of 1/1000 of a share of a newly authorized, no par Preferred Stock - Sixth Series, Junior Participating, at $225 per unit, or to receive Sprint common stock or common stock of the acquiring company with a value equal to two times the exercise price of the right, depending on the circumstances. The exercise price is subject to adjustment in certain circumstances. Under the new plan, if certain takeover events occur, the Board of Directors may exchange the rights at an exchange ratio of one common share per right (subject to adjustment for any stock split, stock dividend or similar transaction).

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 1997.


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

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                                    For                                     Withheld
            ----------------------------------------------------------------------------------------------

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

Item 5.  Other Information

         Sprint's ratios of earnings to fixed charges were 6.48 and 6.09 for the 1997 and 1996 second quarters periods, respectively, and 6.44 and 5.99 for the 1997 and 1996 year-to-date periods, respectively. These ratios were computed by dividing fixed charges into the sum of (a) income from continuing operations before taxes, less capitalized interest and equity in losses of less than 50% owned entities included in income, and (b) fixed charges. Fixed charges consist of (a) interest on all debt of continuing operations (including amortization of debt issuance expenses), (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3)    Articles of Incorporation:

                  (a)    Articles of Incorporation, as amended

           (4)    Instruments defining the Rights of Sprint's Equity Security
                  Holders:

                  (a) The rights of Sprint's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See
                         Exhibit 3(a)

                  (b) Rights Agreement dated as of June 9, 1997, between Sprint Corporation and UMB Bank, n.a. as Rights Agent (filed as Exhibit 1 to Sprint Corporation Registration Statement on Form 8-A dated June 12, 1997 (File
                         No. 1-4721), and incorporated herein by reference)

                  (c) Standstill Agreement dated as of July 31, 1995, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit (10)(c) to Sprint
                         Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

                  (d) Amendments to Certain Agreements and Interpretation, dated June 24, 1997, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG

           (10)   Executive Compensation Plans and Arrangements

                  (a)    1985 Stock Option Plan, as amended

                  (b)    1990 Stock Option Plan, as amended

                  (c)   Management Incentive Stock Option Plan, as amended

                  (d)   1997 Long-term Stock Incentive Program (filed as
                        Exhibit 99 to Sprint Corporation's Registration Statement No. 33-25449 and incorporated herein by reference)

           (11)   Computation of Earnings Per Common Share

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedules

                  (a) June 30, 1997
                  (b) March 31, 1997 Restated
                  (c) December 31, 1996 Restated
                  (d) September 30, 1996 Restated
                  (e) June 30, 1996 Restated
                  (f) March 31, 1996 Restated

(b)  Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated June 9, 1997 in which it reported that the Sprint Board of Directors had adopted a new Shareholder Rights Plan and ordered the redemption of the rights issued pursuant to the rights agreement adopted in 1989.

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







                                            SPRINT CORPORATION
                                            (Registrant)





                                      By    /s/  John P. Meyer
                                            John P. Meyer
                                            Senior Vice President -- Controller
                                            Principal Accounting Officer


Dated:  August 8, 1997

                     EXHIBIT INDEX


EXHIBIT
NUMBER

   (3)  Articles of Incorporation

   (4)  Instruments defining the Rights of Sprint's Equity Security Holders

  (10)  Executive Compensation Plans and Arrangements

  (11)  Computation of Earnings Per Common Share

  (12)  Computation of Ratio of Earnings to Fixed Charges

  (27)  Financial Data Schedules