Form 10-Q
period 1997-09-30
SPRINT CORP
filed 1997-11-10
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                               ------------------------------------

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

Yes    X          No

                COMMON SHARES OUTSTANDING AT SEPTEMBER 30, 1997:
                     COMMON STOCK            343,564,847
                     CLASS A COMMON STOCK     86,236,036

                               SPRINT CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements

                       Consolidated Balance Sheets                                                  1

                       Consolidated Statements of Income                                            2

                       Consolidated Statements of Cash Flows                                        3

                       Consolidated Statements of Common Stock and Other Shareholders'
                           Equity                                                                   4

                       Condensed Notes to Consolidated Financial Statements                         5

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         9

Part II - Other Information

             Item 1.  Legal Proceedings                                                             24

             Item 2.  Changes in Securities                                                         24

             Item 3.  Defaults Upon Senior Securities                                               24

             Item 4.  Submission of Matters to a Vote of Security Holders                           24

             Item 5.  Other Information                                                             24

             Item 6.  Exhibits and Reports on Form 8-K                                              24

Signature                                                                                           25

Exhibits





                                                                                                            PART I.
                                                                                                            Item 1.
                                                  SPRINT CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                          (in millions, except per share data)
                                                                              September 30,          December 31,
                                                                                  1997                   1996
--------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Assets
Current assets
   Cash and equivalents                                                    $          109.4     $        1,150.6
   Accounts receivable, net of allowance for doubtful accounts
       of $167.1 and $117.4                                                         2,612.0              2,463.5
   Inventories                                                                        345.4                305.3
   Notes and other receivables                                                        275.0                101.9
   Other                                                                              344.9                331.5
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                             3,686.7              4,352.8

Investments in equity securities                                                      262.9                254.5

Property, plant and equipment
   Long distance communications services                                            8,105.8              7,467.8
   Local communications services                                                   14,051.8             13,368.7
   Other                                                                              804.8                574.3
--------------------------------------------------------------------------------------------------------------------
                                                                                   22,962.4             21,410.8
   Less accumulated depreciation                                                   11,851.6             10,946.7
--------------------------------------------------------------------------------------------------------------------
                                                                                   11,110.8             10,464.1

Investments in and advances to affiliates                                           1,378.4              1,527.1
Other                                                                               1,182.9                347.8
--------------------------------------------------------------------------------------------------------------------

                                                                           $       17,621.7     $       16,946.3
                                                                           -----------------------------------------
Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                    $          152.1     $           99.1
   Short-term borrowings                                                              394.7                200.0
   Accounts payable                                                                   927.0              1,026.7
   Accrued interconnection costs                                                      860.4                828.9
   Accrued taxes                                                                      211.8                189.2
   Advance billings                                                                   188.8                199.7
   Other                                                                              741.7                770.6
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                        3,476.5              3,314.2

Long-term debt                                                                      2,851.2              2,974.8

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                 1,063.6                846.9
   Postretirement and other benefit obligations                                       939.6                919.7
   Other                                                                              364.1                359.0
--------------------------------------------------------------------------------------------------------------------
                                                                                    2,367.3              2,125.6

Redeemable preferred stock                                                             11.4                 11.8

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, authorized 1,000.0 shares,
     issued 350.3 shares, and outstanding 343.6 and 343.9 shares                      875.7                875.7
   Class A common stock, par value $2.50 per share, authorized 500.0
     shares, issued and outstanding 86.2 shares                                       215.6                215.6
   Capital in excess of par or stated value                                         4,450.1              4,425.9
   Retained earnings                                                                3,609.3              3,222.4
   Treasury stock, at cost, 6.7 and 6.4 shares                                       (293.5)              (262.2)
   Other                                                                               58.1                 42.5
--------------------------------------------------------------------------------------------------------------------
                                                                                    8,915.3              8,519.9
--------------------------------------------------------------------------------------------------------------------

                                                                           $       17,621.7     $       16,946.3
                                                                           -----------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements




                                                                                                            PART I.
                                                                                                            Item 1.
                                                  SPRINT CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                          (in millions, except per share data)

                                                       Quarter Ended                      Year to Date
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                     1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
Net operating revenues                       $       3,791.6   $      3,515.1   $      11,059.2   $     10,334.4

Operating expenses
   Costs of services and products                    1,879.2          1,746.4           5,523.7          5,125.3
   Selling, general and administrative                 836.6            773.2           2,429.4          2,269.8
   Depreciation and amortization                       435.1            396.6           1,265.2          1,184.6
------------------------------------------------------------------------------------------------------------------
   Total operating expenses                          3,150.9          2,916.2           9,218.3          8,579.7
------------------------------------------------------------------------------------------------------------------

Operating income                                       640.7            598.9           1,840.9          1,754.7

Interest expense                                       (49.6)           (48.0)           (135.1)          (145.2)
Equity in loss of Global One                           (41.0)           (24.2)            (88.3)           (51.5)
Equity in loss of Sprint PCS                          (186.9)           (47.6)           (408.8)          (120.4)
Other income (expense), net                             (2.9)            30.7              51.8             86.9
------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                        360.3            509.8           1,260.5          1,524.5

Income taxes                                          (148.6)          (193.6)           (502.9)          (579.6)
------------------------------------------------------------------------------------------------------------------


Income from continuing operations                      211.7            316.2             757.6            944.9
Discontinued operation, net                             --               --                --               (2.6)
Extraordinary losses from early
   extinguishments of debt, net                         --               (3.8)             --               (3.8)
------------------------------------------------------------------------------------------------------------------

Net income                                             211.7            312.4             757.6            938.5

Preferred stock dividends                               (0.3)            (0.3)             (0.8)            (1.1)
------------------------------------------------------------------------------------------------------------------


Earnings applicable to common stock          $         211.4   $        312.1   $         756.8   $        937.4
                                             ---------------------------------------------------------------------

Earnings per common share
   Continuing operations                     $          0.49             0.73   $          1.74   $         2.23
   Extraordinary item                                   --              (0.01)             --              (0.01)
------------------------------------------------------------------------------------------------------------------
Total                                        $          0.49             0.72   $          1.74   $         2.22
                                             ---------------------------------------------------------------------

Weighted average common shares                         434.9            434.7             435.1            423.1
                                             ---------------------------------------------------------------------

Dividends per common share                   $          0.25   $         0.25   $          0.75   $         0.75
                                             ---------------------------------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements




                                                                                                            PART I.
                                                                                                            Item 1.
                                                SPRINT CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (in millions)

                                                                                            Year to Date
                                                                                            September 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------

Operating activities
Net income                                                                      $        757.6    $       938.5
Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in net losses of affiliates                                                  506.9            165.8
     Depreciation and amortization                                                     1,265.2          1,184.6
     Deferred income taxes and investment tax credits                                    217.2            (16.5)
     Changes in assets and liabilities:
       Accounts receivable, net                                                         (123.0)          (900.7)
       Inventories and other current assets                                              (37.2)            40.3
       Accounts payable and other current liabilities                                   (165.4)           250.9
       Noncurrent assets and liabilities, net                                            (14.3)           (17.0)
     Other, net                                                                            3.7             26.1
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              2,410.7          1,672.0
------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                                  (1,903.9)        (1,569.6)
Purchase of PCS licenses                                                                (460.1)           (84.0)
Investments in and advances to affiliates, net                                          (354.4)          (410.4)
Paranet acquisition                                                                     (375.0)            --
Credit facility loan to affiliate                                                       (154.1)            --
Investment in affiliate debt securities                                                   --             (100.0)
Other, net                                                                                33.8              6.9
------------------------------------------------------------------------------------------------------------------
Net cash used by continuing operations                                                (3,213.7)        (2,157.1)
Repayment of intercompany advances by cellular division                                   --            1,400.0
Net investing activities of cellular division                                             --             (140.7)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 (3,213.7)          (897.8)
------------------------------------------------------------------------------------------------------------------

Financing activities
Payments on long-term debt                                                              (110.6)          (352.5)
Net change in short-term borrowings                                                      194.7         (1,986.8)
Dividends paid                                                                          (274.5)          (303.4)
Proceeds from Class A common stock issued                                                 --            3,661.3
Proceeds from common stock issued                                                         49.1             19.6
Treasury stock purchased                                                                (128.8)          (376.1)
Other, net                                                                                31.9             21.5
------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                        (238.2)           683.6
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                                           (1,041.2)         1,457.8

Cash and equivalents at beginning of period                                            1,150.6            124.2
------------------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                           $        109.4    $     1,582.0
                                                                                ----------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements





                                                                                                            PART I.
                                                                                                            Item 1.
                                                     SPRINT CORPORATION
                                          CONSOLIDATED STATEMENTS OF COMMON STOCK AND
                                             OTHER SHAREHOLDERS' EQUITY (UNAUDITED)
                                                        (in millions)

Year to Date September 30, 1997
---------------------------------------------------------------------------------------------------------------------
                                     Capital
                                    in Excess
                                           Class A      of Par or
                               Common      Common       Stated       Retained      Treasury
                                 Stock       Stock        Value       Earnings       Stock      Other       Total
---------------------------------------------------------------------------------------------------------------------

Balance as of
   January 1, 1997           $     875.7  $     215.6 $    4,425.9 $   3,222.4  $    (262.2) $   42.5   $  8,519.9

Net income                          --           --           --         757.6         --        --          757.6
Common stock dividends              --           --           --        (258.5)        --        --         (258.5)
Class A common stock
   dividends                        --           --           --         (64.7)        --        --          (64.7)
Stock options exercised             --           --           --         (38.2)        87.3      --           49.1
Tax benefit from stock
   options exercised                --           --           19.5        --           --        --           19.5
Treasury stock purchased            --           --           --          --         (128.8)     --         (128.8)
Other, net                          --           --            4.7        (9.3)        10.2      15.6         21.2
---------------------------------------------------------------------------------------------------------------------

Balance as of
   September 30, 1997        $     875.7  $     215.6 $    4,450.1 $   3,609.3  $    (293.5) $   58.1   $  8,915.3
                             ----------------------------------------------------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements

                                                                         PART I.
                                                                         Item 1.
                          SPRINT CORPORATION
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      September 30, 1997 and 1996


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

In March 1996, Sprint spun off its cellular and wireless communications services division (Cellular) to Sprint common shareholders (see Note 8). Cellular's operating results and cash flows have been separately classified as a discontinued operation and have been excluded from Sprint's continuing operations.

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

Global One, a joint venture with Deutsche Telekom AG and France Telecom, was formed in 1996 to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany) and a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

Combined, summarized income statement information (100% basis) of all affiliates accounted for using the equity method is as follows:

                                                       Quarter Ended                      Year to Date
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                     1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Results of operations
  Net operating revenues                     $       657.8     $       472.6    $      1,645.9    $     1,156.6
                                             ---------------------------------------------------------------------
  Operating loss                             $      (607.3)    $      (167.0)   $     (1,342.1)   $      (357.8)
                                             ---------------------------------------------------------------------
  Net loss                                   $      (633.1)    $      (149.5)   $     (1,515.9)   $      (367.4)
                                             ---------------------------------------------------------------------

Sprint's net losses in affiliates            $      (226.7)    $       (68.5)   $       (490.7)   $      (163.9)
                                             ---------------------------------------------------------------------


3.  Income Taxes

The differences that cause the effective income tax rate to vary from the statutory federal income tax rate of 35% are as follows:

                                                                                          Year to Date
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Income tax expense at the statutory rate                                        $        441.2     $      533.6

Effect of:
  State income taxes, net of federal income tax effect                                    45.9             51.2
  Equity in losses of foreign joint venture                                               24.2              6.0
  Investment tax credits included in income                                               (2.9)            (5.3)
  Other, net                                                                              (5.5)            (5.9)
------------------------------------------------------------------------------------------------------------------

Income tax expense                                                              $        502.9     $      579.6
                                                                                ----------------------------------

Effective income tax rate                                                                 39.9%            38.0%
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

When the new plan was adopted, Sprint redeemed the rights issued under the prior plan and distributed new rights as a dividend. The redemption price for the existing rights and the dividend of the new rights were paid in July 1997 to common and Class A common shareholders.

Each right is exercisable only if certain takeover events occur. Each new right will initially entitle the holder to purchase 1/1000 of a share (a Unit) of a newly authorized no par Preferred Stock-Sixth Series, Junior Participating (PS) at $225 per Unit or, in certain cases, common stock. The PS is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 1,000 times the total per share amount of all common stock dividends. At September 30, 1997, no PS shares were issued or outstanding. The new rights may be redeemed by Sprint at $0.01 per right and will expire in June 2007.


5.  Litigation, Claims and Assessments

In December 1996, an arbitration panel entered a $61 million award in favor of Network 2000 Communications Corporation (Network 2000) on its breach of contract claim against Sprint. The arbitrators directed Sprint to pay one-half of this award to Network 2000. The remainder was directed to be paid to the Missouri state court in which a proposed class action by Network 2000's independent marketing representatives against Network 2000 and Sprint is pending.

Sprint filed an action in federal district court, seeking to have the arbitration panel's award struck down, modified, or corrected, and asking the court to enter an order regarding the distribution of the award among the defendants. In March 1997, Sprint deposited $61 million, which had been previously accrued, in the federal district court's account at a financial institution. In April 1997, the court denied Sprint's request that the arbitration award be struck down and granted Network 2000's request that the award be confirmed.

In June 1997, Sprint recorded an additional $20 million charge in connection with the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. The class action settlement requires court approval, which is expected. Sprint believes this will complete the Network 2000 litigation.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.


6.  Supplemental Cash Flow Information and Noncash Activities

                                                                                            Year to Date
                                                                                            September 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Cash paid for:
   Interest (excluding amounts capitalized)
     Continuing operations                                                       $       133.2     $      152.9
                                                                                ----------------------------------
     Cellular division                                                           $        --       $       22.9
                                                                                ----------------------------------
   Income taxes                                                                  $       288.5     $      548.5
                                                                                ----------------------------------


Sprint contributed cash, property, plant and equipment, and other assets and liabilities from some of its international operations to Global One when the venture was formed in January 1996. The net book value of the contributed noncash assets and liabilities totaled $73 million.


7.  Paranet Acquisition

On September 30, 1997, Sprint paid $375 million to purchase the net assets of Paranet, Inc. (Paranet), a provider of integration, management and support services for computer networks. In addition, Sprint could pay up to $70 million if Paranet meets certain financial targets through 1998. The transaction was accounted for using the purchase method of accounting.

8.  Spin-off of Cellular Division

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


9.  Recently Issued Accounting Pronouncements

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

Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss (operating income, for example), segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. Sprint will adopt SFAS 131 in its 1998 year-end financial statements.

In February 1997, the FASB issued SFAS 128, "Earnings per Share" (EPS). This new standard simplifies the EPS calculation and makes the U.S. standard for computing EPS more consistent with international accounting standards. Sprint will adopt SFAS 128 in its 1997 year-end financial statements. This standard is not expected to have a material effect on Sprint's reported EPS.


10.  Subsequent Events

In November 1997, Sprint sold approximately 136,000 residential and business access lines in a small area of northwest Chicago and 10 nearby suburbs.

In October 1997, Sprint's Board of Directors declared common and Class A common stock dividends of $0.25 per share payable December 29, 1997.

                                                                         PART I.
                                                                         Item 2.
                            SPRINT CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sprint Corporation and its subsidiaries (Sprint) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly-available material. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

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

Sprint's principal activities consist of the following:

Core businesses

Long  Distance  Communications  Services:  The  long  distance  division  is the nation's third-largest long distance telephone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division mainly provides domestic and international voice, video and data communications services. It offers its services to the public subject to different levels of state and federal regulation.

Local Communications Services: The local division consists of regulated local exchange carriers (LECs) serving more than 7 million access lines in 19 states. It provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities and sales of telecommunications equipment. The division also provides long distance services within specified geographical areas, or local access transport areas (LATAs).

Product  Distribution  and Directory  Publishing:  The product  distribution and
directory  publishing   businesses   distribute   wholesale   telecommunications
products, and publish and market white and yellow page telephone directories.

Emerging Businesses

Emerging businesses consists of consumer Internet access services, competitive local exchange carrier (CLEC) services, international development activities (outside the scope of Global One), and personal communication services (PCS) controlled by Sprint. Beginning in the 1997 fourth quarter, emerging businesses will also include the results of Paranet, Inc. (Paranet), which was purchased on September 30, 1997. See Note 7 of Condensed Notes to Consolidated Financial Statements regarding Sprint's acquisition of Paranet.

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

Sprint PCS

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building a single technology, all digital, state-of-the-art, wireless network to provide PCS across the United States. PCS uses digital technology, which has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. In addition, PCS offers enhanced features, such as paging, voice mail, Caller ID and data transmission. Through October 1997, Sprint PCS had launched service in more than 90 metropolitan markets, and plans to launch service in several new markets through the end of 1997.

As part of an overall strategy to increase PCS coverage, Sprint directly acquired the rights to PCS licenses in the FCC's auction. The licenses cover 139 markets across the United States reaching a total population of 70 million people. Sprint expects to affiliate these licenses with Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

Beginning in 1996, discussions have taken place among the partners about possibly restructuring their interests in Sprint PCS. Although discussions have continued, a change in the partnership structure is not certain.

Regulatory Developments

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public utility commissions (PUCs) appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

In July 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the PUCs. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The court's decision adds to the uncertainty, delay and complexity surrounding local competition. The FCC plans to appeal the decision to the U.S. Supreme Court.

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

  - certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998;

  - certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines; and

  - a basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.


A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been delayed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on Sprint is difficult to determine, but is not expected to be material.

Results Of Operations

Consolidated

Sprint's core operations generated improved 1997 third quarter and year-to-date net operating revenues and operating income compared with the same 1996 periods. Core results exclude the impact from joint ventures and emerging businesses. Third quarter and year-to-date 1997 long distance calling volumes increased 14% from the same 1996 periods. Access lines served by the local division increased 5.6% during the past 12 months.

Total net operating revenues for the 1997 third quarter increased 8% to $3.8 billion from $3.5 billion for the same period a year ago. Income from continuing operations was $212 million ($0.49 per share) versus $316 million ($0.73 per share) for the 1996 third quarter. Income from core operations increased to $404 million ($0.93 per share) from $372 million ($0.85 per share) during the same period.

Year-to-date 1997 net operating revenues increased 7% to $11.1 billion from $10.3 billion for the same 1996 period. Income from continuing operations was $758 million ($1.74 per share) versus $945 million ($2.23 per share) for the 1996 year-to-date period. Income from core operations increased to $1.2 billion ($2.69 per share) from $1.1 billion ($2.54 per share). Income from continuing and core operations for year-to-date 1997 includes a charge related to litigation in the long distance division ($0.03 per share).

Segmental Results

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. The changes affect Sprint's segmental results only; consolidated results are not affected. The impact on the Long Distance Communications Services division and Emerging Businesses segment are expected to be insignificant. For comparative purposes, the Local Communications Services division and the Product Distribution and Directory Publishing Businesses discussions are based on pro forma results, which assume these pricing changes occurred at the beginning of 1996.


Long Distance Communications Services

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                       September 30,                           Variance
                                             ----------------------------------------------------------------------
                                                   1997             1996               Dollar            %
-------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in millions)
Net operating revenues                       $      2,251.7    $     2,083.6    $        168.1           8.1%

Operating expenses
   Interconnection                                    959.8            936.2              23.6           2.5%
   Operations                                         316.3            257.9              58.4          22.6%
   Selling, general and administrative                500.4            477.3              23.1           4.8%
   Depreciation and amortization                      187.1            159.3              27.8          17.5%
-------------------------------------------------------------------------------------------------
Total operating expenses                            1,963.6          1,830.7             132.9           7.3%
-------------------------------------------------------------------------------------------------
Operating income                             $        288.1    $       252.9    $         35.2          13.9%
                                             ----------------------------------------------------
Operating margin                                       12.8%            12.1%
                                             ----------------------------------

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year to Date
                                                       September 30,                           Variance
                                             ----------------------------------------------------------------------
                                                   1997             1996               Dollar            %
-------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in millions)
Net operating revenues                       $      6,642.7    $     6,138.1    $        504.6           8.2%

Operating expenses
   Interconnection                                  2,966.8          2,736.1             230.7           8.4%
   Operations                                         909.2            785.3             123.9          15.8%
   Selling, general and administrative              1,464.5          1,423.5              41.0           2.9%
   Depreciation and amortization                      520.9            466.0              54.9          11.8%
-------------------------------------------------------------------------------------------------
Total operating expenses                            5,861.4          5,410.9             450.5           8.3%
-------------------------------------------------------------------------------------------------
Operating income                             $        781.3 (1)$       727.2    $         54.1           7.4%
                                             ----------------------------------------------------
Operating margin                                       11.8%(1)         11.8%
                                             ----------------------------------

(1)Excluding a $20 million charge related to litigation, 1997 year-to-date operating income would have been $801 million, reflecting a 12.1% operating margin.

Both third quarter and year-to-date net operating revenues for 1997 increased 8% from the same 1996 periods. The increases mainly reflect strong minute growth and increased data services revenue. Revenue growth was affected by a more competitive pricing environment and a continued increase in the bad debt provision. Management continues to monitor Sprint's credit extension policies to ensure they are effective. In addition, year-to-date 1996 includes revenues from carrying the Internal Revenue Service 800 help line traffic, a service Sprint no longer provides, while year-to-date 1997 reflects lower yields on other government contracts.

Both third quarter and year-to-date 1997 calling volumes increased 14% from the same 1996 periods mainly driven by the small and medium business and wholesale markets. Residential minute growth was modest due to slower industry growth.

Both third quarter and year-to-date 1997 revenue growth in the business market reflects increased volumes for toll-free and WATS calls made within the United States. Revenue growth in the data services market, which includes sales of capacity on Sprint's network to Internet service providers, reflects increased demand and expanded service offerings. The growth in small and medium business market revenues reflects the continuing success of the division's small business product, Fridays Free, which has been extended through the year 2000. The wholesale market experienced strong growth in both international and domestic markets.

Interconnection costs consist of amounts paid to LECs, other domestic service providers, and foreign telephone companies for completing calls made by the division's domestic customers. Third quarter and year-to-date interconnection costs in 1997 increased 3% and 8%, respectively, from the same 1996 periods. The higher costs reflect increased traffic volumes partly offset by reduced rates charged by other domestic and international carriers for connecting to their networks. The lower domestic rates are due to FCC-mandated access rate reductions effective July 1997 -- see "Regulatory Developments" for further discussion. Interconnection costs as a percentage of net operating revenues were 42.6% for the 1997 third quarter and 44.7% for the 1997 year-to-date period. For the same 1996 periods, interconnection costs were 44.9% and 44.6%, respectively, of net operating revenues.

Operations expense consists of costs related to operating and maintaining the long distance network; costs of providing various services such as operator services, public payphones, telecommunications services for the hearing impaired, and video teleconferencing; and costs of equipment sales. Third quarter 1997 operations expense increased 23% from the same 1996 period, while year-to-date expenses increased 16%. These increases were mostly due to increased costs related to FCC-mandated payments to public payphone providers and increased costs of equipment sales.

Third quarter and year-to-date selling, general and administrative expense increased 5% and 3%, respectively, from the same 1996 periods. These increases were mainly due to marketing and promotions to support products and services and increased administrative costs to support the network.

Third quarter and year-to-date depreciation and amortization expense for 1997 increased 17% and 12%, respectively, from the same 1996 periods generally due to an increased asset base. Capital expenditures in 1997 were incurred mainly to enhance network reliability, upgrade capabilities for providing new products and services, and meet increased demand for data-related services.

Local Communications Services

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. For comparative purposes, the Local Communications Services division discussion is based on pro forma results, which assume these pricing changes occurred at the beginning of 1996.

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Quarter Ended
                                                       September 30,                          Variance
                                             ---------------------------------------------------------------------
                                                   1997             1996               Dollar            %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Local service                             $        583.7    $       532.5    $         51.2           9.6 %
   Network access                                     471.5            473.5              (2.0)         (0.4)%
   Toll service                                        86.2            103.6             (17.4)        (16.8)%
   Other (1)                                          199.5            205.1              (5.6)         (2.7)%
-------------------------------------------------------------------------------------------------
Total net operating revenues                        1,340.9          1,314.7              26.2           2.0 %
-------------------------------------------------------------------------------------------------

Operating expenses
   Plant operations (2)                               356.8            357.3              (0.5)         (0.1)%
   Depreciation and amortization (2)                  231.2            225.1               6.1           2.7 %
   Customer operations                                182.5            168.6              13.9           8.2 %
   Other                                              222.7            221.1               1.6           0.7 %
-------------------------------------------------------------------------------------------------
Total operating expenses                              993.2            972.1              21.1           2.2 %
-------------------------------------------------------------------------------------------------
Operating income (3)                         $        347.7    $       342.6    $          5.1           1.5 %
                                             ----------------------------------------------------
Operating margin (3)                                   25.9%            26.1%
                                             ----------------------------------

(1)Other revenue would have increased 13% on a pro forma basis from $177 million in the 1996 third quarter.
(2)Pro forma plant operations, and depreciation and amortization remained largely consistent with reported amounts.
(3)Operating income would have increased 10% on a pro forma basis from $316 million in the 1996 third quarter. The related 1996 operating margin would have been 24.5%.


                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Year to Date
                                                       September 30,                          Variance
                                             ---------------------------------------------------------------------
                                                   1997             1996               Dollar            %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Local service                             $      1,706.8    $     1,541.3    $        165.5          10.7 %
   Network access                                   1,429.1          1,394.8              34.3           2.5 %
   Toll service                                       266.7            323.5             (56.8)        (17.6)%
   Other (1)                                          600.9            578.2              22.7           3.9 %
-------------------------------------------------------------------------------------------------
Total net operating revenues                        4,003.5          3,837.8             165.7           4.3 %
-------------------------------------------------------------------------------------------------

Operating expenses
   Plant operations (2)                             1,043.0          1,032.4              10.6           1.0 %
   Depreciation and amortization (2)                  697.7            681.7              16.0           2.3 %
   Customer operations                                535.9            484.2              51.7          10.7 %
   Other                                              641.7            636.3               5.4           0.8 %
-------------------------------------------------------------------------------------------------
Total operating expenses                            2,918.3          2,834.6              83.7           3.0 %
-------------------------------------------------------------------------------------------------
Operating income (3)                         $      1,085.2    $     1,003.2    $         82.0           8.2 %
                                             ----------------------------------------------------
Operating margin (3)                                   27.1%            26.1%
                                             ----------------------------------

(1)Year-to-date other revenue would have increased 10% on a pro forma basis to $542 million in 1997 from $493 million in 1996.
(2)Pro forma plant operations, and depreciation and amortization remained largely consistent with reported amounts.
(3)Year-to-date operating income would have increased 12% on a pro forma basis to $1.0 billion in 1997 from $922 million in 1996. The related 1997 and 1996 operating margins would have been 26.1% and 24.6%, respectively.

Local service revenues are derived from local exchange services. During third quarter and year-to-date 1997, these revenues increased 10% and 11%, respectively, from the same 1996 periods. Customer access lines increased 5.6% during the past 12 months. The growth in access lines reflects economic growth in the division's service areas and second-line service to existing business and residential customers to meet lifestyle and data access needs. Local service revenues also increased due to extended local area calling plans and increased demand for advanced intelligent network services such as Caller ID, return call and three-way calling.

Network access revenues are derived from interexchange long distance carriers' use of the local network to complete calls. Third quarter 1997 network access revenues decreased slightly, while year-to-date revenues increased 2%, compared with the same 1996 periods. Both 1997 third quarter and year-to-date revenues reflect strong minute growth. However, both 1997 periods were also impacted by FCC-mandated access rate reductions effective July 1997 -- see "Regulatory Developments" for further discussion.

Toll service revenues are mainly derived from providing long distance services within LATAs. Third quarter and year-to-date toll service revenues declined 17% and 18%, respectively, in 1997 compared with the same 1996 periods. During 1996, the division resold interexchange long distance services in some of its service areas. This reseller service was phased out through early 1997, accounting for a large portion of the 1997 decline. However, some of those customers became customers of Sprint's long distance division. The decreases in toll service revenues also reflect extended local area calling plans and increased competition in the intrastate long distance market since interexchange long distance carriers now provide intraLATA long distance services in some states. IntraLATA service includes any call that begins and ends within a single LATA. The declines in toll service revenues were partly offset by increases in the division's local and network access revenues.

Other revenues include revenues from telecommunications equipment sales, and billing and collection services. During the 1997 third quarter and year-to-date periods these pro forma revenues increased 13% and 10%, respectively, from the same 1996 periods mainly due to increased equipment sales.

Plant operations expense includes network operations, and repair and maintenance costs for property, plant and equipment. Both third quarter and year-to-date 1997 pro forma plant operations increased slightly compared with the same 1996 periods, reflecting access line growth. Plant operations expense for 1996 includes access charges for reselling interexchange long distance services, which were phased-out by the division through early 1997.

Customer operations expense includes costs related to business office operations, billing services, marketing costs, and customer services, including operator and directory assistance. Third quarter and year-to-date customer operations expense increased 8% and 11%, respectively, in 1997 compared with the same 1996 periods. These increases reflect increased sales and marketing, and customer service costs to promote products and services. The year-to-date increase also reflects increased bad debt expense. The division is implementing a number of new processes and procedures to improve its collection results.

Other operating expenses for the 1997 third quarter and year-to-date periods increased slightly compared with the same 1996 periods. These increases reflect the increased cost of equipment sales, partly offset by cost savings from the division's restructuring of the finance functions.

In November 1997, Sprint sold approximately 136,000 residential and business access lines in a small area of northwest Chicago and 10 nearby suburbs. These access lines generated year-to-date revenues of approximately $80 million through September 1997.

Product Distribution and Directory Publishing Businesses

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. For comparative purposes, the Product Distribution and Directory Publishing Businesses discussion is based on pro forma results, which assume these pricing changes occurred at the beginning of 1996.


                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Quarter Ended
                                                       September 30,                          Variance
                                             ---------------------------------------------------------------------
                                                   1997             1996               Dollar            %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Non-affiliated                            $        229.2    $       226.6    $          2.6           1.1%
   Affiliated (1)                                     174.9             94.6              80.3          84.9%
-------------------------------------------------------------------------------------------------
Total net operating revenues                          404.1            321.2              82.9          25.8%
-------------------------------------------------------------------------------------------------

Operating expenses
   Costs of services and products (2)                 314.9            271.0              43.9          16.2%
   Selling, general and administrative                 24.4             22.3               2.1           9.4%
   Depreciation and amortization                        2.2              1.8               0.4          22.2%
-------------------------------------------------------------------------------------------------
Total operating expenses                              341.5            295.1              46.4          15.7%
-------------------------------------------------------------------------------------------------
Operating income (3)                         $         62.6    $        26.1    $         36.5         139.8%
                                             ----------------------------------------------------

Operating margin (3)                                   15.5%             8.1%
                                             ----------------------------------

(1)Affiliated revenues would have increased 91% on a pro forma basis from $92 million in the 1996 third quarter.
(2)Costs of services and products would have increased 29% on a pro forma basis from $244 million in the 1996 third quarter.
(3)Operating income would have increased 24% on a pro forma basis from $51 million in the 1996 third quarter. The related 1996 operating margin would have been 15.9%.


                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Year to Date
                                                       September 30,                          Variance
                                             ---------------------------------------------------------------------
                                                   1997             1996               Dollar            %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in millions)
Net operating revenues
   Non-affiliated                            $        663.5    $       655.2    $          8.3           1.3%
   Affiliated (1)                                     414.8            270.3             144.5          53.5%
-------------------------------------------------------------------------------------------------
Total net operating revenues                        1,078.3            925.5             152.8          16.5%
-------------------------------------------------------------------------------------------------

Operating expenses
   Costs of services and products (2)                 881.7            776.8             104.9          13.5%
   Selling, general and administrative                 69.3             67.7               1.6           2.4%
   Depreciation and amortization                        6.0              5.5               0.5           9.1%
-------------------------------------------------------------------------------------------------
Total operating expenses                              957.0            850.0             107.0          12.6%
-------------------------------------------------------------------------------------------------
Operating income (3)                         $        121.3    $        75.5    $         45.8          60.7%
                                             ----------------------------------------------------
Operating margin (3)                                   11.2%             8.2%
                                             ----------------------------------

(1)Year-to-date affiliated revenues would have increased 56% on a pro forma basis to $406 million in 1997 from $261 million in 1996.
(2)Year-to-date costs of services and products would have increased 19% on a pro forma basis to $825 million in 1997 from $696 million in 1996.
(3)Year-to-date operating income would have increased 15% on a pro forma basis to $169 million in 1997 from $147 million in 1996. The related 1997 and 1996 operating margins would have been 15.8% and 16.0%, respectively.

Sales to  affiliates  in 1997  reflect  increased  sales  of  telecommunications
equipment  and   distribution   services  to  the  local   division.   Sales  to
non-affiliates remained relatively flat compared with 1996 amounts due to increased competition.

Emerging Businesses

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Quarter Ended                      Year to Date
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                   1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Net operating revenues                       $         6.4     $        0.1     $        14.3     $        0.1
                                             ---------------------------------------------------------------------
Operating loss                               $       (48.7)    $      (14.8)    $      (119.1)    $      (27.5)
                                             ---------------------------------------------------------------------

Sprint's emerging businesses segment includes consumer Internet access services, CLEC services, international development activities outside the scope of Global One, and PCS controlled by Sprint. Beginning in the 1997 fourth quarter, emerging businesses will also include the results of Paranet, which was purchased on September 30, 1997.

Third quarter and year-to-date operating losses for both 1997 and 1996 largely reflect activities to develop Sprint Internet access services and enter newly competitive domestic and international markets.

During 1996, Sprint began offering Internet services to consumers through Sprint Internet Passport (SM). During 1997, Sprint launched Sprint Internet Private Passport (SM), providing customized, private Internet access services to businesses. Sprint's Internet access platform currently consists of more than 200 points of presence.

During the 1997 third quarter, Sprint stopped actively marketing its CLEC services until the rules for resale become clearer, economics improve and more effective working arrangements with incumbent LECs can be developed.

As part of an overall strategy to achieve nationwide PCS coverage, Sprint directly acquired PCS licenses for $544 million. The licenses cover 139 markets across the United States, reaching a total population of 70 million people. Excluding the PCS license costs, Sprint expects to spend a total of $2.3 billion through 1999 for network build out. Sprint plans to affiliate these licenses with the licenses previously acquired by Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

Strategic Alliances

Sprint recorded losses from Global One of $41 and $88 million for the 1997 third quarter and year-to-date periods, respectively, compared with $24 and $51 million for the same 1996 periods. The increased losses in 1997 were due to higher costs from operations within Global One's existing global markets. Global One has begun a thorough review of operations, including network deployment, and management and support systems, in an effort to improve efficiencies and reduce operating costs.

Sprint's share of operating losses from Sprint PCS were $187 and $409 million for the 1997 third quarter and year-to-date periods, respectively, compared with $48 and $120 million for the same 1996 periods. Increased 1997 operating losses were due to minimal revenues generated on service provided since Sprint PCS began commercial operations in late 1996. The 1997 losses also reflect costs to support a growing customer base and costs to obtain new customers, including subsidies on phone sales and promotional costs.

Non-Operating Items

Interest Costs

Interest costs consist of the following:

                                                       Quarter Ended                      Year to Date
                                                       September 30,                      September 30,
                                             ---------------------------------------------------------------------
                                                   1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Interest expense from continuing operations  $         49.6    $        48.0    $        135.1    $       145.2
Interest costs related to cellular
   operations                                          --               --                --               21.3
Capitalized interest costs                             13.0             27.4              69.7             80.6
------------------------------------------------------------------------------------------------------------------
Total interest costs                         $         62.6    $        75.4    $        204.8    $       247.1
                                             ---------------------------------------------------------------------
Average debt outstanding                     $      3,132.6    $     3,384.0    $      3,156.4    $     3,692.2
                                             ---------------------------------------------------------------------
Effective interest rate                                 8.0%             8.9%              8.7%             8.9%
                                             ---------------------------------------------------------------------


The decrease in average debt outstanding mainly reflects debt repayments funded by the cash received from DT's and FT's equity investment in Sprint, partly offset by short-term borrowings used to finance the Paranet acquisition. The decrease also reflects debt repayments funded by the cash received from the cellular and wireless communications services division (Cellular) to repay intercompany debt in connection with Sprint's spin-off of Cellular (Spin-off). Interest expense related to Cellular's operations has been included in "Discontinued operation, net" on the 1996 Consolidated Statement of Income.

Sprint capitalized interest costs on borrowings related to its investment in Sprint PCS through June 1997. Sprint stopped capitalizing these costs in July 1997 because Sprint PCS no longer qualified as a development-stage company. Sprint is capitalizing interest costs on its investment in the PCS licenses it directly acquired in early 1997.

Other Income, Net

Other income consists of the following:

                                                       Quarter Ended                      Year to Date
                                                       September 30,                      September 30,
                                             ---------------------------------------------------------------------
                                                   1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Dividend and interest income                 $         10.0    $        22.4    $         52.8    $        66.1
Gains (losses) on sales of
   telecommunications assets                           (3.8)             8.1              (3.8)            15.0
Other                                                  (9.1)             0.2               2.8              5.8
------------------------------------------------------------------------------------------------------------------
Total other income (expense), net            $         (2.9)   $        30.7    $         51.8    $        86.9
                                             ---------------------------------------------------------------------

Third quarter dividend and interest income for 1996 reflects income earned on the cash received from DT and FT for their equity investment in Sprint, as well as Cellular's repayment of intercompany debt in connection with the Spin-off. Sprint has since invested these funds in strategic initiatives and has decreased certain borrowings, reducing the balance held in temporary investments.

Income Tax Provision

See Note 3 of Condensed Notes to Consolidated Financial Statements for the differences that cause the effective income tax rate to vary from the statutory federal income tax rate.

Financial Condition

Sprint's consolidated assets totaled $18 billion at September 30, 1997 and $17 billion at year-end 1996. Net property, plant and equipment increased $647 million since year-end 1996 mainly due to increased capital expenditures to support the core long distance and local networks and expanded product and service offerings. Sprint's debt-to-capital ratio improved slightly to 27.6% at September 30, 1997 versus 27.7% at year-end 1996.

Liquidity and Capital Resources

Cash Flows - Operating Activities

Sprint's year-to-date operating activities provided cash of $2.4 billion during 1997 versus $1.7 billion during the same 1996 period. The 1996 cash flows were reduced by $600 million due to the termination of an accounts receivable sales agreement. Operating cash flows for 1997 reflect improved operating results in Sprint's core businesses. These improved results were partly offset due to the timing of payments to settle interconnection costs compared with 1996 and increased 1997 losses from Sprint's emerging businesses.

Cash Flows - Investing Activities

Year-to-date investing activities of Sprint's continuing operations used cash of $3.2 billion in 1997 and $2.2 billion in 1996. Excluding Sprint's purchase of the PCS licenses, capital expenditures totaled $1.9 billion in 1997 and $1.6 billion in 1996. Long distance division 1997 year-to-date capital expenditures increased $101 million from the same 1996 period to $747 million. The 1997 expenditures were incurred mainly to enhance network reliability, upgrade capabilities for providing new products and services and meet increased demand for data-related services. Local division 1997 year-to-date capital expenditures increased $47 million from the same period a year ago to $934 million. The 1997 local capital expenditures were made to accommodate access line growth and expand the division's capabilities for providing enhanced telecommunications services.

In 1997, Sprint paid the remaining $460 million balance for its directly-owned PCS licenses, bringing total payments to $544 million.

"Investments in and advances to affiliates, net" mainly consists of capital contributions to affiliates in which Sprint exercises significant influence, but does not control. It also includes advances to affiliates, which are expected to be repaid, and capitalized interest on Sprint's investment in Sprint PCS. "Investments in and advances to affiliates, net" mainly reflects year-to-date 1997 capital contributions to Sprint PCS of $233 million versus $274 million in the same 1996 year-to-date period. Also in 1997, Sprint capitalized $46 million of interest costs on borrowings related to its investment in Sprint PCS. Sprint began amortizing these costs in July 1997. Net advances to Global One and Sprint PCS totaled $40 million in 1997.

During the 1997 third quarter, Sprint purchased the net assets of Paranet for $375 million.

During the 1997 second quarter, Sprint participated in a vendor financing facility for Sprint PCS. Sprint's portion of this facility totaled $300 million. During the 1997 third quarter, Sprint PCS borrowed $154 million against Sprint's portion of this facility.

In connection with the Spin-off, Cellular repaid $1.4 billion of intercompany debt to Sprint. Prior to the Spin-off, Cellular's 1996 investing activities required net cash of $141 million, mainly to acquire additional cellular properties and to fund capital expenditures.

Cash Flows - Financing Activities

Year-to-date financing activities for 1997 used cash of $238 million, while 1996 year-to-date activities provided cash of $684 million. Financing activities during 1997 reflect treasury stock purchases of $129 million and dividend payments of $275 million, partly offset by $195 million of net short-term borrowings. In 1996, DT and FT acquired a new class of Sprint shares for $3.7 billion. Those proceeds, together with the $1.4 billion received from Cellular, were used to reduce outstanding debt, meet commitments related to Sprint PCS and terminate the accounts receivable sales agreement. The remaining proceeds were invested on a temporary basis.

Capital Requirements

Sprint expects its 1997 investing activities, consisting of capital expenditures and investments in affiliates, to require cash of $3.4 to $4.0 billion. In addition, Sprint expects to pay dividends totaling $430 million. Sprint intends to fund these 1997 cash requirements with cash from operating activities, temporary investments, and external sources. During 1997 Sprint expects to borrow $750 million to $1.0 billion.

Excluding the cost of the PCS licenses directly acquired by Sprint, capital expenditures are expected to total $2.8 to $3.2 billion in 1997. Long distance and local division capital expenditures are expected to total $2.5 billion. The balance of expected capital expenditures will mainly be used for network build out related to the new PCS markets.

During 1997 Sprint expects to invest $600 to $750 million in affiliates. Sprint PCS will require up to $550 million in 1997 to continue its network build out and to meet operating cash requirements. Sprint also expects Global One to require additional contributions for ongoing development activities.

Liquidity

At the end of September 1997, Sprint had the ability to borrow $1.1 billion under a revolving credit agreement with a syndicate of domestic and international banks. Sprint may also offer for sale up to $1.1 billion of debt securities under shelf registration statements filed with the Securities and Exchange Commission. Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At September 30, 1997, Sprint could borrow up to $13.8 billion under the most restrictive of its debt covenants.

The most restrictive covenant related to dividends results from Sprint's revolving credit agreement. Among other restrictions, Sprint must maintain specified levels of consolidated net worth. Due to this requirement, $2.7 billion of Sprint's $3.6 billion retained earnings were effectively restricted from the payment of dividends at the end of September 1997.

General Hedging Policies

Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint seeks to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and thorough legal review of contracts. Sprint also controls exposure to market risk through regular monitoring of changes in foreign exchange and interest rate positions under normal and stress conditions to ensure they do not exceed established limits.

Sprint's derivative transactions are used for hedging purposes only and comply with board-approved policies. Senior management receives monthly status updates of all outstanding derivative positions.

Interest Rate Risk Management

Sprint's interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt and minimizing liquidity risk. Sprint uses simulation analysis to assess its interest rate exposure and to establish the desired ratio of floating- and fixed-rate debt. To the extent possible, Sprint manages interest rate exposure and the floating-to-fixed ratio through its borrowings, but sometimes uses interest rate swaps and caps to adjust its risk profile.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on hedging transaction exposure to optimize consolidated cash flow. Sprint's main transaction exposure results from net payments made to overseas telecommunications companies for terminating international calls made by Sprint's domestic customers.

Impact of Recently Issued Accounting Pronouncements

See Note 9 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1997.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 1997.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 1997.

Item 5.  Other Information

         For the 1997 third quarter, Sprint's ratio of earnings to fixed charges was 6.88 versus 6.15 for the same 1996 quarter. The 1997 year-to-date ratio was 6.58 versus 6.04 for the same period a year ago. The ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income from continuing operations before taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include (a) interest on all debt of continuing operations (including amortization of debt issuance costs), (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (10)   Executive Compensation Plans and Arrangements

                  (a)    1985 Stock Option Plan, as amended

                  (b)    1990 Stock Option Plan, as amended

                  (c) Amended and Restated Centel Directors Deferred Compensation Plan

           (11)   Computation of Earnings Per Common Share

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


Dated:  November 10, 1997

EXHIBIT INDEX


EXHIBIT
NUMBER

         (10)     Executive Compensation Plans and Arrangements

         (11)     Computation of Earnings Per Common Share

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedule