Form 10-K
period 1997-12-31
SPRINT CORP
filed 1998-03-05
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended       December 31, 1997
                          -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to

Commission file number 1-4721

                               SPRINT CORPORATION
           (Exact name of registrant as specified in its charter)

           KANSAS                                           48-0457967
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

 P.O. Box 11315, Kansas City, Missouri                         64112
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (913) 624-3000
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered
-------------------------------------  -----------------------------------------
Preferred Stock, without par value
 First series, $7.50 stated value                        New York Stock Exchange
 Second series, $6.25 stated value                       New York Stock Exchange
Common stock, $2.50 par value, and Rights                New York Stock Exchange
 (shares outstanding at January 30, 1998,                Chicago Stock Exchange
 343,786,235)                                            Pacific Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates at January 30, 1998, is $20,411,378,123.

                    Documents incorporated by reference.

Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1997, is incorporated by reference in Part III hereof.

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

Regulatory Developments

The Telecommunications Act of 1996 (Telecom Act), which was signed into law in February 1996, was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local telephone markets. It also required incumbent local exchange carriers
(LECs), among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Telecom Act also allows Bell Operating Companies (BOCs) to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain a ruling from the Federal Communications Commission (FCC) that the provision of in-region long distance service is in the public interest. The Telecom Act's impact on Sprint remains unclear because the rules for competition are still being decided by regulators and the courts.

Sprint has filed for competitive local exchange carrier (CLEC) status in most states in anticipation of the local markets opening to competition; however, currently, Sprint is not actively marketing CLEC services. See "Emerging Businesses" for more information. In those areas where Sprint is the incumbent LEC, local competition is expected to eventually result in some loss of market share. Because Sprint's LEC operations are geographically dispersed and largely in rural markets, local competition is expected to occur more gradually.

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public utility commissions appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The U.S. Supreme Court has agreed to review the appeals court decision.

In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

        - An additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. All carriers providing telecommunications services will be required to fund this program, which is capped at $2.7 billion per year. However, LECs can pass their portion of these costs on to long distance carriers.

        - Per-minute interstate access rates charged by LECs will decline over time to become cost-based, beginning in July 1997.

        - Certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998.

        - Certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines.

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

Some BOCs have also challenged the Telecom Act restrictions on their entry into long distance markets as unconstitutional. A federal district court in Wichita Falls, Texas, ruled the restrictions unlawful because they constituted a legislative act that imposed punishment without a judicial proceeding. The United States government, along with Sprint and others, filed appeals of this decision. The federal district court delayed implementing its decision pending resolution of the appeals.

In 1997, several BOCs claimed they met the competitive checklist and sought FCC approval to offer in-region long distance service. These applications were denied by the FCC. Even if BOCs were to get authority to offer in-region long distance services, it is likely that any loss of revenues at the retail level would be offset in whole or in part because Sprint is the underlying network provider to some regional BOCs.

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance telephone company. It operates a nationwide all-digital long distance communications network that uses state-of-the-art fiber-optic and electronic technology. The division mainly provides domestic and international voice, video and data communications services. It offers its services to the public subject to varying levels of state and federal regulation, but rates are not subject to rate-base regulation except nominally in some states. The division's net operating revenues were $9.0 billion in 1997, $8.3 billion in 1996 and $7.3 billion in 1995.

AT&T continues to dominate the long distance communications market. MCI Communications Corporation (MCI) is the nation's second largest long distance telephone company. The division competes with AT&T, MCI and other telecommunications providers in all segments of the long distance communications market. Competition is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

See "Regulatory Developments" for a discussion of the new telecommunications legislation and related regulatory developments, and the potential impact on the long distance division.

Local Division

The local division consists of regulated LECs serving more than 7 million access lines in 19 states. It provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities, sales of telecommunications equipment and long distance services within specified geographical areas.

The division's net operating revenues were $5.3 billion in 1997, $5.1 billion in 1996 and $4.7 billion in 1995. The division's major revenue categories as a percentage of the division's total net operating revenues were as follows:


                                                                        1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Local service                                                           43.1%             40.6%            40.0%
Network access                                                          36.1              36.5             36.4
Toll service                                                             6.4               8.2             10.3
Other                                                                   14.4              14.7             13.3
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

                                                                       100.0%            100.0%           100.0%
                                                               -- ------------- --- ------------- -- -------------

AT&T is the division's largest customer for network access services. In 1997 and 1996, 13% of the division's net operating revenues were from services (mainly network access services) provided to AT&T compared with 15% in 1995. On a consolidated basis, revenues from AT&T were 5% of Sprint's revenues in 1997 and 1996 and 6% in 1995. While AT&T is a significant customer, Sprint does not believe the division's revenues are dependent on AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier.

The division's LECs are subject to FCC jurisdiction, as well as state public utility commission (PUC) jurisdiction in each state in which the LECs operate. In each state in which the PUCs exercise authority to grant certificates of public convenience and necessity, the LECs have been granted certificates of indefinite duration to provide local exchange telephone service in their current service areas.

See "Regulatory Developments" for a discussion of the new telecommunications legislation and related regulatory developments, and the potential impact on the local division.

Product Distribution and Directory Publishing Division

The product distribution and directory publishing (PDDP) businesses consist of North Supply Company (North Supply) and Sprint Publishing & Advertising (SPA).

North Supply is a wholesale distributor of telecommunications products. Products range from basics --wire and cable, telephones and repair parts -- to complete private branch exchange systems, transmission systems and security and alarm equipment. Competition in North Supply's markets demands a high level of customer service to succeed, as a number of competitors, including other national wholesale distributors, sell the same products and services.

SPA publishes and markets white and yellow page telephone directories in certain of Sprint's local exchange areas, as well as in the greater metropolitan areas of Milwaukee, Wisconsin and Chicago, Illinois. SPA's revenues are mainly derived from selling directory advertisements. SPA competes with telephone directory publishers and other advertising media for advertising revenues.

Emerging Businesses

Emerging businesses consists of consumer Internet access services, mainly through Sprint Internet Passport;(SM) CLEC services; international development activities (outside the scope of Global One); PCS controlled by Sprint; and integration management and support services for computer networks (Sprint Paranet).

In 1996,  Sprint began offering  Internet  services to consumers  through Sprint
Internet   Passport.(SM)  In  1997,  Sprint  launched  Sprint  Internet  Private
Passport,(SM) which provides customized, private Internet access services to businesses.

In February 1998, Sprint announced it was forming a broad business relationship with EarthLink Network Inc. (EarthLink), an Internet service provider. As part of this relationship, EarthLink will obtain Sprint's Internet Passport customers and will take over the day-to-day operations of those services. This relationship requires regulatory approval and is expected to close in the 1998 second quarter.

To take advantage of newly competitive markets, Sprint initiated efforts to enter local markets across the United States by filing for CLEC status. However, Sprint has stopped actively marketing its CLEC services until the rules for local competition become clearer, economics improve and more effective working arrangements and electronic interfaces with incumbent LECs can be developed. While Sprint's measured course on entering the CLEC market has enabled it to avoid significant losses, Sprint continues to devote significant resources toward developing a distinct approach.

See "Regulatory Developments" for a discussion of the new telecommunications legislation and related regulatory developments, and the potential impact on Sprint's emerging businesses.

Sprint has undertaken efforts to pursue selected business opportunities in key countries and markets around the world. Projects will be selected based on their ability to provide significant growth and financial return, the impact on Global One's position in world markets, and the traffic volumes carried on Sprint's U.S. networks.

As part of an overall strategy to increase personal communication services (PCS) coverage, Sprint directly acquired the rights to PCS licenses. The licenses cover 139 markets across the United States, reaching a total population of 70 million. Sprint plans to affiliate these licenses with the licenses previously acquired by Sprint Spectrum Holding Company, L.P. (Sprint PCS). With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands. Sprint began construction in some markets in 1997. While zoning issues will dictate the rate of buildout progress, Sprint hopes to achieve coverage in areas that could reach 25 to 30 million people by the end of 1998.

In September 1997, Sprint acquired Houston-based Paranet, Inc., which will allow Sprint to capitalize on the accelerating demand for network management services. Sprint Paranet's design, implementation and consultation expertise should also enable Sprint to maintain and add to its traditional long distance revenues.

Strategic Alliances

Sprint PCS

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single-technology, all-digital, state-of-the-art wireless network to provide PCS across the United States. Sprint PCS offers services in more than 130 metropolitan markets, which include more than 600 cities.

On January 1, 1998, a "Deadlock Event" occurred due to the failure of the Sprint PCS partnership board to approve the proposed Sprint PCS budget and business plan. Under the partnership agreement, if a partner refers the issue for resolution pursuant to specified procedures and it remains unresolved, buy/sell provisions can be triggered, which could result in Sprint either increasing or selling its partnership interest. Discussions among the partners about restructuring their interests in Sprint PCS are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure.

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

DT and FT each own 10% of Sprint's voting equity through Sprint's Class A common stock. As Class A common shareholders, they have the right in most cases to proportionate representation on Sprint's Board of Directors. They may also purchase additional Class A common shares from Sprint to keep their ownership level at 10% each.

Environment

Sprint's environmental compliance and remediation expenditures mainly result from the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint has been identified as a potentially responsible party at sites relating to either landfill contamination or discontinued power generation operations. Sprint's environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material effects.

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

Employee Relations

At year-end 1997, Sprint had approximately 51,000 employees, of whom 22% are represented by unions. During 1997, Sprint had no material work stoppages caused by labor controversies.

Information as to Industry Segments

For information required by this section, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segmental Results of Operations" and Note 15 of the "Notes to Consolidated Financial
Statements" sections of the Financial Statements and Financial Statement Schedules filed as part of this report.

Item 2.  Properties

Sprint's total property, plant and equipment totaled $23.2 billion at year-end 1997, of which $14.0 billion relates to local communications services and $8.2 billion relates to long distance communications services. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The long distance division has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network.

PDDP's properties mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

Sprint owns its corporate headquarters building and other property located in the greater Kansas City metropolitan area.

Property, plant and equipment totaling $12.9 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.


Item 3.  Legal Proceedings

Various suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions, but believes they will not result in a material effect on Sprint's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1997.


Item 10(b). Executive Officers of the Registrant

Office                                                            Name                                      Age
--------------------------------------------------------------    ---------------------------------         ------

Chairman and Chief Executive Officer                              William T. Esrey                    (1)      58
President and Chief Operating Officer                             Ronald T. LeMay                     (2)      52
President and Chief Operating Officer - Local
    Telecommunications Division                                   Michael B. Fuller                   (3)      53
President and Chief Operating Officer - Long Distance
    Division                                                      Patti S. Manuel                     (4)      41
President  - National Integrated Services                         Kevin E. Brauer                     (5)      47
Executive Vice President - General Counsel and External
    Affairs                                                       J. Richard Devlin                   (6)      47
Executive Vice President - Chief Financial Officer                Arthur B. Krause                    (7)      56
Senior Vice President - Corporate Finance                         Gene M. Betts                       (8)      45
Senior Vice President - External Affairs                          John R. Hoffman                     (9)      52
Senior Vice President - Controller                                John P. Meyer                      (10)      47
Senior Vice President - Strategic Planning and Corporate
    Development                                                   Theodore H. Schell                 (11)      53
Senior Vice President - Treasurer                                 M. Jeannine Strandjord             (12)      52
Senior Vice President - Human Resources                           I. Benjamin Watson                 (13)      49
Vice President - Secretary                                        Don A. Jensen                      (14)      62


(1) Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive Officer and a member of the Board of Directors in 1985.

(2) Mr. LeMay was first elected President and Chief Operating Officer in February 1996. From July 1997 to October 1997, he served as Chairman and Chief Executive Officer of Waste Management, Inc., a provider of comprehensive waste management services. He was re-elected President and Chief Operating Officer of Sprint effective October 1997. From 1995 to 1996 Mr. LeMay served as Vice Chairman of Sprint. He also served as Chief Executive Officer of Spectrum Holding Company, L.P. from 1995 to 1996. From 1989 to 1995, he served as President and Chief Operating Officer - Long Distance Division. Mr. LeMay served on Sprint's Board of Directors from 1993 until he went to work for Waste Management, Inc. He was re-elected to Sprint's Board of Directors in December 1997.

(3) Mr. Fuller was elected President and Chief Operating Officer - Local Telecommunications Division in October 1996. From 1990 to 1996, he served as President of United Telephone - Midwest Group, an operating group of subsidiaries of Sprint.

(4) Ms. Manuel was elected President and Chief Operating Officer - Long Distance Division in February 1998. She was also elected as President and Chief Operating Officer of Sprint Communications Company L.P. (the Limited Partnership), a subsidiary of Sprint, in February 1998. She had served as President of Sprint Business, a division of the Limited Partnership, since May 1997. From 1994 to 1997, she was President of sales and marketing for Sprint Business. She was named President of marketing for Sprint Business in 1993.

(5) Mr. Brauer was elected President - National Integrated Services in October 1997. He had served as Senior Vice President since June 1997. From 1992 to 1997, he was President of Sprint Business.

(6) Mr. Devlin was elected Executive Vice President - General Counsel and External Affairs in 1989.

(7) Mr. Krause was elected Executive Vice President - Chief Financial Officer in 1988.

(8)   Mr. Betts was elected Senior Vice President in 1990.

(9)   Mr. Hoffman was elected Senior Vice President - External Affairs in 1990.

(10)  Mr. Meyer was elected Senior Vice President - Controller in 1993.

(11) Mr. Schell was elected Senior Vice President - Strategic Planning and Corporate Development in 1990.

(12)  Ms. Strandjord was elected Senior Vice President - Treasurer in 1990.

(13)  Mr. Watson was elected Senior Vice President - Human Resources in 1993.

(14)  Mr. Jensen was elected Vice President - Secretary in 1975.


     There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                                                          Market Price Per Share
--------------------------------------------------------------------------------------------------------------------
                                          1997                                             1996
                      ---------------------------------------------    ----------------------------------------------
                            High            Low           Period              High            Low            Period
                      -- ----------- --- ---------- --- -----------    --- ----------- -- ------------- --- ---------

First quarter         $  48           $  38 3/8      $  45 3/8          $   38 5/8*    $  31 15/16*      $   38
Second quarter           52 3/4          42 1/4         52 1/4              44 3/8        37 1/2             42
Third quarter            52 5/8          44             50                  42 7/8        34 1/2             38 7/8
Fourth quarter           60 5/8          48 3/4         58 5/8              44            37 1/2             39 7/8
--------------------- -- ----------- --- ---------- --- ----------- -- --- ----------- -- ------------- --- ---------

*   Adjusted to reflect the spinoff of Sprint's Cellular division in March 1996.


As of February 27, 1998, Sprint had approximately 85,000 common stock record holders and two Class A common stock record holders. The principal trading market for Sprint's common stock is the New York Stock Exchange. The common stock is also listed and traded on the Chicago Stock Exchange and Pacific Exchange. The Class A common stock is not publicly traded. Sprint declared common stock dividends of $0.25 per share during each quarter of 1997 and 1996. Sprint declared Class A common stock dividends of $0.25 per share during each quarter of 1997 and during the last three quarters of 1996.


Item 6.  Selected Financial Data

For information required by Item 6, refer to the "Selected Financial Data" section of the Financial Statements and Financial Statement Schedules filed as part of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements and Financial Statement Schedules filed as part of this report.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Sprint's exposure to market risk - through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt - is not material.


Item 8.  Financial Statements and Supplementary Data

For  information  required  by  Item 8,  refer  to the  "Consolidated  Financial
Statements" and "Financial Statement Schedule" sections of the Financial Statements and Financial Statement Schedules filed as part of this report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III


Item 10.  Directors and Executive Officers of the Registrant

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1997.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this report.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1997.


Item 11.  Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1997.


Item 13. Certain Relationships and Related Transactions

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1997.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. The consolidated financial statements of Sprint filed as part of this report are listed in the Index to Financial Statements and Financial Statement Schedules.

        2. The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements and Financial Statement Schedules.

        3. The following exhibits are filed as part of this report:

           EXHIBITS

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

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

                  (b) Rights Agreement dated as of June 9, 1997, between Sprint Corporation and UMB Bank, n.a. as Rights Agent (filed as Exhibit 1 to Sprint Corporation Registration Statement on Form 8-A dated June 12, 1997 (File No. 1-4721), and incorporated herein by reference).

                  (c) Standstill Agreement dated as of July 31, 1995, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit (10)(c) to Sprint
                         Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

                  (d) Amendments to Certain Agreements and Interpretation, dated June 24, 1997, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as
                         Exhibit 4(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

                  (e) Indenture, dated as of March 1, 1983, between Sprint Corporation (formerly United Telecommunications, Inc.) and The Bank of New York (formerly Irving Trust Company), as Trustee (filed as Exhibit 4-A to United Telecommunications, Inc. Registration Statement No. 33-4563 and incorporated herein by reference).

                  (f) First Supplemental Indenture, dated as of April 1, 1986, between Sprint Corporation (formerly United Telecommunications, Inc.) and The Bank of New York (formerly Irving Trust Company), as Trustee (filed as
                         Exhibit 4(d) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

                  (g) Second Supplemental Indenture, dated as of May 1, 1990, between Sprint Corporation (formerly United Telecommunications, Inc.) and The Bank of New York, as Trustee (filed as Exhibit 4(e) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

                  (h)    Form of  Indenture,  dated as of July 1, 1992,  between
                         Sprint Corporation and The First National Bank of Chicago, as Trustee (filed as Exhibit 4-A to Sprint Corporation Registration Statement No. 33-48689 and incorporated herein by reference).

                  (i) Form of Indenture, dated as of June 15, 1993, among Sprint Capital Corporation, Sprint Corporation and The Bank of New York, as Trustee (filed as Exhibit 4-A to Sprint Corporation Registration Statement No. 33-64564 and incorporated herein by reference).

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

           (10)   Executive Compensation Plans and Arrangements:

                  (h)    1985 Stock  Option Plan,  as amended  (filed as Exhibit
                         (10)(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

                  (i)    1990 Stock  Option Plan,  as amended  (filed as Exhibit
                         (99) to Sprint Corporation Registration Statement No. 333-46491 and incorporated herein by reference).

                  (j)    1990  Restricted  Stock  Plan,  as  amended  (filed  as
                         Exhibit   (99)  to  Sprint   Corporation   Registration
                         Statement No. 333-46487 and incorporated herein by reference).

                  (k) Executive Deferred Compensation Plan, as amended (filed as Exhibit (10)(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

                  (l) Management Incentive Stock Option Plan, as amended (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

                  (m) 1997 Long-Term Stock Incentive Program (filed as Exhibit (99) to Sprint Corporation Registration Statement No. 33-25449 and incorporated herein by reference).

                  (n) Sprint Supplemental Executive Retirement Plan (filed as Exhibit (10)(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (o) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

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

                  (u) Retirement Plan for Directors, as amended (filed as Exhibit (10)(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

                  (v)    Key  Management  Benefit  Plan,  as  amended  (filed as
                         Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                  (w) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Exhibit 10 (h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and Exhibit (10)(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference). Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and four of its Executive Officers.

                  (x) Director's Deferred Fee Plan, as amended (filed as Exhibit (10)(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

                  (bb) Description of Retirement Agreement between Sprint Corporation and one of its executive officers.

                  (cc) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (21)   Subsidiaries of Registrant

           (23)   (a)  Consent of Ernst & Young LLP

                  (b)  Consent of Deloitte & Touche LLP

           (27)    Financial Data Schedules

                  (a)  December 31, 1997

                  (b)  September 30, 1997 Restated

                  (c)  June 30, 1997 Restated

                  (d)  March 31, 1997 Restated

                  (e)  December 31, 1996 Restated

                  (f)  September 30, 1996 Restated

                  (g)  June 30, 1996 Restated

                  (h)  March 31, 1996 Restated

                  (i)  December 31, 1995 Restated


Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt. The total amount of securities authorized under any of said instruments (other than those listed above) does not exceed 10% of the total assets of Sprint.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1997.

   (c)  Exhibits are listed in Item 14(a).

   (d) The consolidated financial statements and consolidated financial statement schedule of Sprint Spectrum Holding Company, L.P. filed as part of this report are listed in the Index to Financial Statements and Financial Statement Schedules.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SPRINT CORPORATION
(Registrant)



By /s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer




Date:  March 5, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 1998.




/s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and
Chief Financial Officer



/s/ John P. Meyer
John P. Meyer
Senior Vice President and Controller
Principal Accounting Officer

                                  SIGNATURES

                              SPRINT CORPORATION
                                 (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 1998.





/s/ DuBose Ausley
DuBose Ausley, Director



/s/ Warren L. Batts
Warren L. Batts, Director



/s/ Michel Bon
Michel Bon, Director



/s/ Ruth M. Davis
Ruth M. Davis, Director



/s/ W. T. Esrey
William T. Esrey, Director



/s/ Irvine O. Hockaday, Jr.
Irvine O. Hockaday, Jr., Director



/s/ Harold S. Hook
Harold S. Hook, Director



/s/ Ronald T. LeMay
Ronald T. LeMay, Director



/s/ Linda K. Lorimer
Linda K. Lorimer, Director



/s/ Charles E. Rice
Charles E. Rice, Director



/s/ Ron Sommer
Ron Sommer, Director



/s/ Stewart Turley
Stewart Turley, Director


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES                             Sprint Corporation



                                                                                             Page Reference
                                                                                          ---------------------

   Selected Financial Data                                                                         F-2

   Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                   F-3

   Consolidated Financial Statements (audited by Ernst & Young LLP):

   Management Report                                                                               F-17
   Report of Independent Auditors                                                                  F-18
   Consolidated Statements of Income for each of the three years ended December 31, 1997           F-19
   Consolidated   Balance   Sheets  as  of  December  31,  1997  and  1996                         F-20
   Consolidated  Statements  of Cash  Flows  for each of the three  years  ended
       December 31, 1997                                                                           F-21
   Consolidated Statements of Common Stock and Other Shareholders' Equity for each of
       the three years ended December 31, 1997                                                     F-22
   Notes to Consolidated Financial Statements                                                      F-23


   Financial Statement Schedule (audited by Ernst & Young LLP):

   Schedule II - Consolidated  Valuation and Qualifying Accounts for each of the
       three years ended December 31, 1997                                                         F-43


   Financial Statement Schedule (audited by Deloitte & Touche LLP):

   Separate Financial Statements of 50% or Less Owned Entities -
   Sprint Spectrum Holding Company, L.P. Financial Statements and Financial Statement
       Schedule
          Report of Independent Auditors                                                          F-45
          Consolidated Balance Sheets as of December 31, 1997 and 1996                            F-46
          Consolidated  Statements of Operations for each of the three years ended
             December 31, 1997                                                                    F-47
          Consolidated Statements of Changes in Partners' Capital for each of the three
             years ended December 31, 1997                                                        F-48
          Consolidated Statements of Cash Flows for each of the three years ended
             December 31, 1997                                                                    F-49
          Notes to Consolidated Financial Statements                                              F-50
          Schedule II - Consolidated Valuation and Qualifying Accounts for each of the
             three years ended December 31, 1997                                                  F-68

   Certain financial statement schedules have been omitted because the required information is not present, or has been included in the consolidated financial statements and related notes.


SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------------
                                               1997         1996          1995          1994         1993          1992
---------------------------------------------------------------------------------------------------------------------------
                                                               (in millions, except per share data)
Results of Operations
Net operating revenues                      $  14,873.9  $  13,887.5  $   12,735.3  $   11,964.8  $  10,894.9  $   10,093.3
Operating income (1)                            2,451.4      2,267.2       1,834.3       1,690.7      1,214.1       1,199.8
Income from continuing
   operations (1), (2)                            952.5      1,190.9         946.1         899.2        517.1         550.6
Earnings per common share
    from continuing operations (1), (2)
      Basic                                        2.21         2.82          2.71          2.59         1.51          1.63
      Diluted                                      2.18         2.79          2.69          2.56         1.49          1.62
Dividends per common share                         1.00         1.00          1.00          1.00         1.00          1.00

Financial Position
Total assets                                $  18,184.8  $  16,826.4  $   15,074.3  $   14,425.2  $  13,781.8  $   13,308.4
Property, plant and equipment, net             11,494.1     10,464.1       9,715.8      10,258.8      9,883.1       9,895.6
Total debt (including short-term
   borrowings)                                  3,879.6      3,273.9       5,668.9       4,927.7      5,084.1       5,436.7
Redeemable preferred stock                         11.5         11.8          32.5          37.1         38.6          40.2
Common stock and other shareholders'
   equity                                       9,025.2      8,519.9       4,642.6       4,524.8      3,918.3       3,971.6

Cash Flow Data
Cash from operating activities -
   continuing operations(3)                 $   3,379.0  $   2,403.6  $    2,609.6  $    2,339.6  $   2,007.8  $    2,397.3
Capital expenditures                            2,862.6      2,433.6       1,857.3       1,751.6      1,429.8       1,342.4

Sprint adopted Statement of Financial Accounting Standards No.128, "Earnings per Share" (EPS), at year-end 1997 (see Note 11 of Notes to Consolidated Financial Statements). EPS amounts have been restated to comply with this new standard. All EPS amounts discussed in this report represent "basic" EPS as defined in the new standard.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

 (1) During 1997 and 1996, Sprint recorded nonrecurring charges of $20 and $60 million, respectively, related to litigation within the long distance division. These charges reduced income from continuing operations by $13 million ($0.03 per share) in 1997 and $36 million ($0.09 per share) in 1996.

     During 1995, Sprint recorded a nonrecurring charge of $88 million related to a restructuring within the local division, which reduced income from continuing operations by $55 million ($0.16 per share).

     During 1993, Sprint recorded nonrecurring charges of $293 million related to (a) transaction costs from the merger with Centel Corporation and expenses of integrating and restructuring the operations of the two companies and (b) a realignment and restructuring within the long distance division. These charges reduced income from continuing operations by $193 million ($0.57 per share).

(2) During 1997, Sprint recognized gains of $45 million on sales of local exchanges and a $26 million gain on the sale of an equity investment in an equipment provider. These gains increased income from continuing operations by $27 million ($0.06 per share) and $17 million ($0.04 per share), respectively.

     During 1994, Sprint recognized a $35 million gain on the sale of equity securities, which increased income from continuing operations by $22 million ($0.06 per share).

     During 1993, due to the enactment of the Revenue Reconciliation Act of 1993, Sprint adjusted its deferred income tax assets and liabilities to reflect the increased tax rate. This adjustment reduced income from continuing operations by $11 million ($0.03 per share).

     During 1992, Sprint recognized gains of $81 million on sales of local exchanges, which increased income from continuing operations by $44 million ($0.13 per share).

 (3) The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement. The 1992 amount includes $300 million of cash proceeds from the sale of accounts receivable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       Sprint Corporation
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sprint Corporation, with its subsidiaries, (Sprint) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:
        - the effects of vigorous competition in the markets in which Sprint operates;
        - the cost of entering new markets necessary to provide seamless services;
        - the risks related to Sprint's investments in Global One, Sprint Spectrum Holding Company, L.P. (Sprint PCS) and other joint ventures;
        - the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
        - requirements imposed on Sprint or latitude allowed its competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act of 1996 (Telecom Act);
        - unexpected  results of  litigation  filed  against  Sprint;  and - the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance telephone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division mainly provides domestic and international voice, video and data communications services. It offers its services to the public subject to varying levels of state and federal regulation.

Local Division

The local division consists of regulated local exchange carriers (LECs) serving more than 7 million access lines in 19 states. It provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities, sales of telecommunications equipment and long distance services within specified geographical areas.

Product Distribution and Directory Publishing Division

The product distribution and directory publishing businesses provide wholesale distribution services of telecommunications products, and publish and market white and yellow page telephone directories.

Emerging Businesses

Emerging businesses consists of consumer Internet access services, mainly through Sprint Internet Passport (sm); competitive local exchange carrier (CLEC) services; international development activities (outside the scope of Global
One); personal communication services (PCS) controlled by Sprint; and integration, management and support services for computer networks (Sprint Paranet).

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

DT and FT each own 10% of Sprint's voting equity through Sprint's Class A common stock. As Class A common shareholders, they have the right in most cases to proportionate representation on Sprint's Board of Directors. They may also purchase additional Class A common shares from Sprint to keep their ownership level at 10% each. See Note 7 of Notes to Consolidated Financial Statements for more information.

Sprint's  long  distance  division   contributed   certain  assets  and  related
operations of its international business unit to Global One when the venture was formed in January 1996.

Sprint PCS

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single-technology, all- digital, state-of-the-art wireless network to provide PCS across the United States. PCS uses digital technology, which has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. PCS also offers features such as voice mail and Caller ID. Sprint PCS offers service in more than 130 metropolitan markets, which include more than 600 cities.

As part of an overall strategy to increase PCS coverage, Sprint directly acquired the rights to PCS licenses covering 139 markets across the United States. These licenses reach a total population of 70 million people. Sprint expects to affiliate these licenses with Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

On January 1, 1998, a "Deadlock Event" occurred due to the failure of the partnership board to approve the proposed Sprint PCS budget and business plan. Under the partnership agreement, if a partner refers the issue for resolution pursuant to specified procedures and it remains unresolved, buy/sell provisions can be triggered, which could result in Sprint either increasing or selling its partnership interest. Discussions among the partners about restructuring their interests in Sprint PCS are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure.

Spinoff of Cellular Division

In March 1996, Sprint completed the tax-free spinoff of Sprint's cellular division (Cellular) to Sprint common shareholders (Spinoff). See "Liquidity and Capital Resources - Discontinued Operation" for more information.

Regulatory Developments

The Telecom Act, which was signed into law in February 1996, was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local telephone markets. It also required incumbent LECs, among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Telecom Act also allows Bell Operating Companies (BOCs) to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. The Telecom Act's impact on Sprint remains unclear because the rules for competition are still being decided by regulators and the courts.

Sprint has filed for CLEC status in most states in anticipation of the local markets opening to competition; however, Sprint currently is not actively marketing CLEC services. See "Segmental Results of Operations Emerging Businesses" for more information. In those areas where Sprint is the incumbent LEC, local competition is expected to eventually result in some loss of market share. Because Sprint's LEC operations are geographically dispersed and largely in rural markets, local competition is expected to occur more gradually.

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public utility commissions appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The U.S. Supreme Court has agreed to review the appeals court decision.

In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

        - An additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. All carriers providing telecommunications services will be required to fund this program, which is capped at $2.7 billion per year. However, LECs can pass their portion of these costs on to long distance carriers.

        - Per-minute interstate access rates charged by LECs will decline over time to become cost-based, beginning in July 1997.

        - Certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998.

        - Certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines.

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

Some BOCs have also challenged the Telecom Act restrictions on their entry into long distance markets as unconstitutional. A federal district court in Wichita Falls, Texas, ruled the restrictions unlawful because they constituted a legislative act that imposed punishment without a judicial proceeding. The United States government, along with Sprint and others, filed appeals of this decision. The federal district court delayed implementing its decision pending resolution of the appeals.

In 1997, several BOCs claimed they met the competitive checklist and sought FCC approval to offer in-region long distance service. These applications were denied by the FCC. Even if BOCs were to get authority to offer in-region long distance services, it is likely that any loss of revenues at the retail level would be offset in whole or in part because Sprint is the underlying network provider to some regional BOCs.

Results of Operations

Sprint adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share" (EPS), at year-end 1997 (see Note 11 of Notes to Consolidated Financial Statements). EPS amounts have been restated to comply with this new standard. All EPS amounts in the following discussions represent "basic" EPS as defined in SFAS 128.

Consolidated

Total net operating revenues for 1997 were $14.9 billion, a 7% increase from $13.9 billion in 1996. Total net operating revenues for 1995 were $12.7 billion.

Income from continuing operations was $953 million ($2.21 per share) in 1997 compared with $1.2 billion ($2.82 per share) in 1996 and $946 million ($2.71 per share) in 1995.

Core Businesses

Sprint's core businesses generated record levels of net operating revenues and improved operating results in 1997. Core results exclude the impact from joint ventures and emerging businesses. Long distance calling volumes increased 14% in 1997, and access lines served by the local division grew 5.6%, excluding sales of local exchanges during 1997. Excluding nonrecurring items, income from core operations was $1.6 billion ($3.73 per share) in 1997 versus $1.4 billion ($3.42 per share) in 1996 and $1.0 billion ($2.97 per share) in 1995.

Nonrecurring Items

Consolidated and core income from continuing operations for 1997 include gains on sales of local exchanges ($0.06 per share) and a gain on the sale of an equity investment in an equipment provider ($0.04 per share). In addition, 1997 and 1996 include litigation charges within the long distance division ($0.03 per share and $0.09 per share, respectively). The 1995 amounts include a charge for restructuring the local division ($0.16 per share).

Segmental Results of Operations

Long Distance Division

-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Net operating revenues                                         $     8,954.8     $     8,302.1    $     7,277.4

Operating expenses
  Interconnection                                                    3,941.1           3,722.7          3,102.7
  Operations                                                         1,236.6           1,051.8          1,046.6
  Selling, general and administrative                                1,962.9           1,970.3          1,839.7
  Depreciation and amortization                                        716.7             633.3            581.6
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             7,857.3           7,378.1          6,570.6
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $     1,097.5     $       924.0    $       706.8
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                     12.3%             11.1%                9.7%
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $     1,218.1     $     1,133.7    $       861.7
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $     6,464.6     $     5,997.7    $     4,799.0
                                                               -- ------------- --- ------------- -- -------------


During 1997 and 1996, Sprint recorded nonrecurring litigation charges of $20 and $60 million, respectively (see Note 9 of Notes to Consolidated Financial Statements). In January 1996, the division contributed certain international assets and related operations to Global One. For comparative purposes, the following discussion of long distance division operating results excludes the nonrecurring charges and assumes the contribution occurred at the beginning of 1995. Operating margins would have been 12.5% in 1997, 12.0% in 1996 and 10.9% in 1995.

Net Operating Revenues

Net operating revenues increased 8% in 1997 and 17% in 1996. All major market segments -- residential, business and wholesale -- contributed to these increases. In general, the increases reflect strong calling volume growth of 14% in 1997 and 20% in 1996 and continued growth in the data services market. Revenue growth in 1997 was affected by a more competitive pricing environment, a change in the mix of products sold and an increase in the bad debt provision. Management continues to monitor Sprint's credit extension policies to ensure they remain effective. In addition, 1996 includes revenues from carrying the Internal Revenue Service 800 help line traffic, a service Sprint no longer provides, while 1997 reflects lower yields on other government contracts.

Residential Market -- Residential market revenues reflect the continuing success of Sprint Sense,(R) a flat-rate calling plan, as well as growth in 1997 from international calls, prepaid phone cards and casual callers accessing the Sprint network.

Business Market -- Business market revenues reflect increased calling volumes for toll-free and direct-distance-dialing toll (WATS) calls made within the United States. Growth in the small and medium business market was due to the continuing success of the division's small business product, Fridays Free. Data services, which includes sales of capacity on Sprint's network to Internet service providers, showed strong growth because of continued demand and expanded service offerings.

Wholesale Market -- The wholesale market showed strong growth in both domestic and international markets. Domestic increases mainly reflect increased WATS calling volumes, partly offset by a decline in rates due to increased competition.

Interconnection Costs

Interconnection costs consist of amounts paid to LECs, other domestic service providers and foreign telephone companies to complete calls made by the division's domestic customers. These costs increased 6% in 1997 and 20% in 1996, reflecting strong growth in calling volumes, partly offset by lower unit costs for both domestic and international access. The lower domestic rates are generally due to FCC-mandated access rate reductions that took effect in July 1997 -- see "Regulatory Developments" for more information. Interconnection costs were 44.0% of net operating revenues in 1997, 45.0% in 1996 and 43.9% in 1995.

Operations Expense

Operations expense mainly consists of costs related to operating and maintaining the long distance network and costs of equipment sales. It also includes costs of providing operator, public payphone and video teleconferencing services, as well as telecommunications services for the hearing-impaired. Operations expense increased 20% in 1997 and 17% in 1996. As a percentage of net operating revenues, operations expense was 13.8% in 1997, 12.5% in 1996 and 12.4% in 1995. The 1997 increases were mainly due to increased costs related to FCC-mandated payments to public payphone providers, network equipment leasing costs, costs related to data services growth and equipment sales. The 1996 increase in expense reflects overall revenue growth.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense increased 2% in 1997 and 8% in 1996. These increases reflect the overall growth of the division's operating activities as well as increases in marketing and promotions to support products and services. The 1997 increase also reflects increased information technology costs to support network quality, and customer acquisition and customer management. SG&A expense was 21.7% of net operating revenues in 1997, 22.9% in 1996 and 24.8% in 1995. These improvements reflect continued cost control and business process improvement efforts.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 13% in 1997 and 12% in 1996, generally because of an increased asset base. Capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services and upgrade capabilities for providing new products and services. Depreciation and amortization expense was 8.0% of net operating revenues in 1997, 7.6% in 1996 and 8.0% in 1995.

Local Division


-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Net operating revenues                                         $     5,290.2     $     5,126.8    $     4,690.0

Operating expenses
  Costs of services and products                                     1,888.1           1,842.5          1,769.5
  Selling, general and administrative                                1,074.0           1,038.2            956.5
  Depreciation and amortization                                        934.1             909.1            835.6
  Restructuring costs                                                    -                 -               87.6
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             3,896.2           3,789.8          3,649.2
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $     1,394.0     $     1,337.0    $     1,040.8
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                     26.4%             26.1%               22.2%
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $     1,258.4     $     1,142.6    $       950.8
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $     7,609.7     $     7,425.4    $     6,962.0
                                                               -- ------------- --- ------------- -- -------------


Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. The main effect of the pricing change was to reduce "Other Revenues." For comparative purposes, the following discussion of local division operating results assumes these pricing changes occurred at the beginning of 1995. Operating margins would have been 25.6% in 1997, 24.5% in 1996 and 22.3% in 1995 (excluding the restructuring charge).

Net Operating Revenues

Net operating revenues increased 4% in 1997 and 9% in 1996 mainly because of customer access line growth. Excluding sales of local exchanges in 1997, access line growth was 5.6% in both 1997 and 1996. Net operating revenues were $5,231.7 million in 1997, $5,013.3 million in 1996 and $4,581.2 million in 1995.

Local Service Revenues -- Local service revenues, derived from local exchange services, increased 10% in 1997 and 11% in 1996. These increases reflect strong economic growth in the division's service areas and increases in second-line service for existing business and residential customers to meet their lifestyle and data access needs. Local service revenues also increased because of extended area calling plans and increased demand for advanced intelligent network services, such as Caller ID and Call Waiting.

Network Access Revenues -- Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 2% in 1997 and 10% in 1996. The increases were largely due to increased calling volumes of 6% in 1997 and 10% in 1996. The 1997 revenue growth was partly offset by FCC-mandated access rate reductions effective in July 1997 -- see "Regulatory Developments" for more information. In addition, the FCC's 1995 interim interstate price cap plan increased network access revenues for 1996 and had a nominal effect on 1995.

Toll Service Revenues -- Toll service revenues are mainly derived from providing long distance services within specified geographical areas, or local access transport areas (LATAs). These revenues decreased 19% in 1997 and 13% in 1996. During 1996 and 1995, the division resold interexchange long distance services in some of its service areas. This reseller service was phased out through early 1997, accounting for a large portion of the 1997 decline. Some of those customers, however, became customers of Sprint's long distance division, which has reduced the overall impact on Sprint. The decreases in toll service revenues also reflect extended local area calling plans and increased competition in the intrastate long distance market since interexchange long distance carriers now provide intraLATA long distance services in many states. The declines in toll service revenues were partly offset by related increases in the division's local and network access revenues.

Other Revenues -- Other revenues are mainly derived from telecommunications equipment sales, directory sales and listing services, and billing and collection services. These revenues increased 10% in 1997 and 24% in 1996, mainly because of increased equipment sales. A major factor in the 1996 growth was the introduction of enhanced telephone instruments, such as Caller ID units.

Costs of Services and Products

Costs of services and products consists of costs related to operating and maintaining the local network and costs of equipment sales. These expenses increased 3% in 1997 and 4% in 1996 because of customer access line growth and increased equipment sales. Both years also reflect savings from the division's restructuring of the network function. Costs of services and products were 36.0% of net operating revenues in 1997, 36.7% in 1996 and 38.5% in 1995. The improvement in 1996 compared with 1995 reflects the capitalization of switch software costs beginning in 1996, as discussed in "Depreciation and Amortization Expense."

Selling, General and Administrative Expense

SG&A expense increased 3% in 1997 and 9% in 1996. These increases were mainly due to increased customer service costs related to access line growth and marketing costs to promote new products and services. These increases were partly offset by savings from the division's restructuring of the finance function and general cost control measures. SG&A expense was 20.6% of net operating revenues in 1997, 20.7% in 1996 and 21.0% in 1995.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 3% in 1997 and 9% in 1996, mainly because of plant additions. The 1996 increase also reflects the initial year of amortizing capitalized switch software costs. At year-end 1995, Sprint adopted accounting principles for a competitive marketplace and discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to its local division (see Note 13 of Notes to Consolidated Financial Statements). As a result, certain accumulated depreciation balances were increased; plant asset lives were shortened to reflect their economic lives; and switch software costs, which were previously expensed as incurred, are now capitalized and amortized over their estimated economic lives. Depreciation and amortization expense was 17.8% of net operating revenues in 1997, 18.1% in 1996 and 18.2% in 1995.

Restructuring Costs

In 1995,  Sprint recorded an $88 million charge to restructure the division (see
Note 15 of Notes to Consolidated Financial Statements).

Product Distribution and Directory Publishing Division

-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Net operating revenues                                         $     1,454.3     $     1,225.4    $     1,147.6

Operating expenses
  Costs of services and products                                     1,172.9           1,025.7            965.8
  Selling, general and administrative                                   93.3              90.9             87.7
  Depreciation and amortization                                          8.2               7.2              7.4
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total operating expenses                                             1,274.4           1,123.8          1,060.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Operating income                                               $       179.9     $       101.6    $        86.7
                                                               -- ------------- --- ------------- -- -------------

Operating margin                                                       12.4%              8.3%             7.6%
                                                               -- ------------- --- ------------- -- -------------

Capital expenditures                                           $        10.5     $         9.4    $         7.8
                                                               -- ------------- --- ------------- -- -------------
Identifiable assets                                            $       519.0     $       446.1    $       395.4
                                                               -- ------------- --- ------------- -- -------------


Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. Had these pricing changes occurred at the beginning of 1995, net operating revenues would have increased 19% to $1,445.1 million in 1997 from $1,214.3 million in 1996. Revenues would have been $1,138.9 million in 1995. Sales to non-affiliates in 1997 compared with 1996 remained relatively flat because of increased competition. Cost of services and products would have increased 22% to $1,115.9 million in 1997 from $918.2 million in 1996. Costs of services and products would have been $863.4 million in 1995. The growth in revenues and costs of services and products reflects increased sales of telecommunications equipment and distribution services to the local division.

Operating margins would have been 15.8% in 1997, 16.3% in 1996 and 15.8% in 1995.

Emerging Businesses

-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                        1997             1996
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                          (in millions)
Net operating revenues                                                           $        57.4    $         0.5
                                                                                --- ------------- -- -------------

Operating loss                                                                   $      (183.0)   $       (63.8)
                                                                                --- ------------- -- -------------

Capital expenditures                                                             $       233.3    $        49.9
                                                                                --- ------------- -- -------------
Identifiable assets                                                              $     1,290.3    $       138.3
                                                                                --- ------------- -- -------------


Revenues in 1997 increased mainly because of Sprint Paranet and Sprint Internet access services. Operating losses for both years largely reflect activities to develop or enter newly competitive domestic and international markets, such as Internet access and competitive local services.

During 1996, Sprint began offering Internet services to consumers through Sprint Internet Passport. (sm) During 1997, Sprint launched Sprint Internet Private Passport, (sm) which provides customized, private Internet access services to businesses.

In February 1998, Sprint announced it was forming a broad business relationship with EarthLink Network Inc. (EarthLink), an Internet service provider. As part of this relationship, EarthLink will obtain Sprint's Internet Passport customers and will take over the day-to-day operations of those services. This will create a combined base of 600,000 Internet access customers, and enable Sprint to build its brand equity and market share. This relationship requires regulatory approval and is expected to close in the 1998 second quarter.

During the 1997 third quarter, Sprint stopped actively marketing its CLEC services until the rules for local competition become clearer, economics improve, and more effective working arrangements and electronic interfaces with incumbent LECs can be developed. While Sprint's measured course on entering the CLEC market has enabled it to avoid significant losses, Sprint continues to devote significant resources toward developing a distinct approach.

As part of an overall strategy to achieve nationwide PCS coverage, Sprint directly acquired PCS licenses for $544 million. The licenses cover 139 markets across the United States, reaching a total population of 70 million. Sprint plans to affiliate these licenses with the licenses previously acquired by Sprint PCS. With this affiliation, licensed coverage for Sprint-branded PCS will include nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands. Sprint began construction in some markets in 1997. While zoning issues will dictate the rate of buildout progress, Sprint hopes to achieve coverage in areas that could reach 25 to 30 million people by the end of 1998. Excluding the PCS license costs, Sprint expects capital expenditures to total $1.8 billion in 1998 for network buildout.

In September 1997, Sprint acquired Houston-based Paranet, Inc., which will allow Sprint to capitalize on the accelerating demand for network management services. Sprint Paranet's design, implementation and consultation expertise should also enable Sprint to maintain and add to its traditional long distance revenues. See
Note 12 of Notes to Consolidated Financial Statements for more information about the Paranet acquisition.

Nonoperating Items

Interest Expense

Interest costs on borrowings consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                      1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Interest expense on outstanding debt                            $      159.9      $      161.2     $      231.0
Interest expense related to Cellular (1)                                 -                21.5            124.0
Capitalized interest costs                                              93.0             104.0             57.0
-------------------------------------------------------------------------------------------------------------------

Total interest costs on outstanding debt                        $      252.9      $      286.7     $      412.0
                                                               ----------------------------------------------------

Average debt outstanding                                        $    3,251.3      $    3,604.9     $    5,505.2
                                                               ----------------------------------------------------

Effective interest rate                                                  7.8%              8.0%             7.5%
                                                               ----------------------------------------------------

 (1) Interest   expense  related  to  Cellular  is  included  in   "Discontinued
     operation, net" on the Consolidated Statements of Income.


Average debt outstanding decreased $1.9 billion in 1996, generally because of repayments funded by a portion of the cash received from DT and FT for their equity investments in Sprint and from Cellular's repayment of intercompany debt in connection with the Spinoff. Sprint's effective interest rate increased to 8.0% in 1996 from 7.5% in 1995, mainly because of the decline in short-term borrowings as a percentage of total borrowings.

Sprint capitalizes interest costs on its investment in the directly acquired PCS licenses and the related network buildout. Through June 1997, Sprint also capitalized interest costs on borrowings related to its investment in Sprint PCS. Sprint stopped capitalizing these costs in July 1997 because Sprint PCS no longer qualified as a development-stage company.

Global One

Losses and related venture costs from Global One totaled $162 million in 1997, $82 million in 1996 and $23 million in 1995. The increased losses in 1997 were due to higher operating costs within Global One's existing global markets due to the slower-than-expected integration of the parent companies' networks and start-up related costs. Global One has begun a thorough review of operations, including network deployment, and management and support systems, in an effort to improve efficiencies and reduce operating costs.

Sprint PCS

Sprint PCS' revenues totaled $249 million in 1997 and $4 million in 1996. Sprint's share of operating losses from Sprint PCS and its affiliates was $660 million in 1997, $192 million in 1996 and $31 million in 1995. The 1997 losses reflect marketing and promotional costs to support a growing customer base. In early 1998, Sprint PCS' customer base exceeded 1 million customers. The venture plans to continue to aggressively obtain new customers, which will likely result in higher losses in 1998 compared with 1997.

Average monthly revenue per customer in 1997 approximated $64, which is higher than wireless industry averages. This higher average is being driven by marketing plans that both target and encourage higher usage. Sprint PCS customer churn rates and customer marketing costs have been as expected at this stage of development. As the PCS markets mature and Sprint PCS gains additional scale, both of these measures are expected to trend toward cellular industry levels.

Other Income (Expense), Net

Other income (expense) consists of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                      1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Dividend and interest income                                    $       75.4      $       99.7     $       12.6
Net gains on sales of assets                                            71.5              15.9              -
Loss on sales of accounts receivable                                     -                (4.2)           (38.6)
Other, net                                                              (6.4)              3.9            (12.9)
-------------------------------------------------------------------------------------------------------------------

Total other income (expense), net                               $      140.5      $      115.3     $      (38.9)
                                                               ----------------------------------------------------


Dividend and interest income for 1997 and 1996 reflects income earned on the cash received from DT and FT for their equity investment in Sprint, as well as Cellular's repayment of intercompany debt in connection with the Spinoff. Sprint has since invested these funds in strategic initiatives and has decreased certain borrowings, reducing the balance held in temporary investments in 1997. In 1997, Sprint recognized pretax gains of $45 million on sales of local exchanges. Also in 1997, Sprint sold its equity interest in an equipment provider, resulting in a $26 million pretax gain.

Income Taxes

Sprint's effective tax rates were 39.8% in 1997, 37.7% in 1996 and 36.1% in 1995. See Note 4 of Notes to Consolidated Financial Statements for information about the differences that cause the effective income tax rate to vary from the statutory federal rate.

Discontinued Operation, Net

Sprint recognized an after-tax loss of $3 million ($0.01 per share) in 1996 and after-tax income of $15 million ($0.04 per share) in 1995 related to its investment in Cellular. Cellular was spun off to Sprint common shareholders in March 1996 (see Note 14 of Notes to Consolidated Financial Statements).

Extraordinary Items, Net

During 1996, Sprint redeemed, prior to maturity, $190 million of debt with interest rates ranging from 6.0% to 9.5%. This resulted in a $5 million ($0.01 per share) after-tax loss.

At year-end 1995, Sprint adopted accounting principles for a competitive marketplace and discontinued applying SFAS 71 to its local division (see Note 13 of Notes to Consolidated Financial Statements). This resulted in an after-tax, noncash extraordinary charge of $565 million ($1.62 per share) in 1995.

Financial Condition

Sprint's consolidated assets totaled $18.2 billion at year-end 1997 versus $16.8 billion at year-end 1996. Net property, plant and equipment increased $1.0 billion in 1997, mainly because of increased capital expenditures to support the core long distance and local networks.

At year-end 1997, Sprint's total capitalization was $12.9 billion. Total capitalization consists of short-term borrowings, long-term debt (including current maturities), redeemable preferred stock, and common stock and other shareholders' equity. Short-term borrowings and long-term debt (including current maturities) increased to 30.0% of total capitalization at year-end 1997 from 27.7% at year-end 1996. See "Liquidity and Capital Resources" for additional discussions of changes in Sprint's Consolidated Balance Sheets.

Liquidity and Capital Resources

Operating Activities - Continuing Operations

Cash flows from operating activities, which are Sprint's main source of liquidity, were $3.4 billion in 1997, $2.4 billion in 1996 and $2.6 billion in 1995. The growth in 1997 operating cash flows reflects improved operating results in Sprint's core businesses, partly offset by increased losses from its emerging businesses. During 1996, Sprint terminated an accounts receivable sales agreement, which reduced cash flows by $600 million. Excluding this termination, 1996 cash flows increased $394 million, mainly because of improved operating results in all divisions.

Investing Activities - Continuing Operations

Sprint's investing activities used cash of $4.5 billion in 1997, $3.1 billion in 1996 and $2.9 billion in 1995. Capital expenditures, which are Sprint's largest investing activity, were $2.9 billion in 1997, $2.4 billion in 1996 and $1.9 billion in 1995.

Long distance capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate access line growth and expand capabilities for providing enhanced services.

In 1997, Sprint paid the remaining $460 million for its directly owned PCS licenses, bringing total payments to $544 million. Also in 1997, Sprint purchased the net assets of Paranet, Inc. for $375 million (see Note 12 of Notes to Consolidated Financial Statements).

"Investments in and loans to affiliates, net" consists of the following:

                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Sprint PCS(1)
     Capital contributions                                     $       405.9    $        297.6    $       910.9
     Loans and advances, net                                           254.1              67.1              -
     Capitalized interest                                               46.3              96.3             43.2
     Investments in debt securities                                      -               100.0              -
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                       706.3             561.0            954.1
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Global One
     Capital contribution                                                -                39.5              -
     Advances, net                                                     199.7               -                -
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                       199.7              39.5              -
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Other, net                                                             185.8              41.9             37.8
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total                                                          $     1,091.8    $        642.4    $       991.9
                                                               -- ------------- --- ------------- -- -------------

(1)  Includes Sprint PCS and its affiliates.

The capital contributions, and loans and advances, to Sprint PCS in 1997 and 1996 were used to fund its capital and operating requirements. The 1995 contributions were mainly used to fund payments for PCS licenses. In 1997, Sprint PCS borrowed $300 million from Sprint under a vendor financing facility. In July 1997, Sprint began amortizing the capitalized interest costs over the lives of the related assets. In 1996, Sprint purchased $183 million (face value) of Sprint PCS Senior Discount notes for $100 million.

Financing Activities

Sprint's financing activities provided cash of $72 million in 1997, $479 million in 1996 and $423 million in 1995. In 1997, Sprint borrowed $867 million, mainly to fund investments in and loans to affiliates. In 1996, DT and FT acquired Class A common shares for a combined total of $3.7 billion. Sprint mainly used these proceeds, and the cash from Cellular repaying intercompany debt, to reduce outstanding debt. In 1995, Sprint increased its short-term borrowings by $1.1 billion to fund commitments related to Sprint PCS and repay long-term debt.

Sprint paid common and preferred dividends totaling $430 million in 1997, $420 million in 1996 and $352 million in 1995. Sprint's indicated annual dividend rate on common stock is currently $1.00 per share.

Sprint purchased 3 and 10 million treasury shares in 1997 and 1996, respectively. Sprint may repurchase common shares on the open market through 1998 to meet share issuance requirements for employee benefit plans and for the conversion of preferred stock.

Discontinued Operation

In connection with the March 1996 Spinoff, Cellular repaid $1.4 billion of intercompany debt owed to Sprint. Prior to the Spinoff, Cellular's investing activities required net cash of $141 and $325 million in 1996 and 1995, respectively, mainly to fund capital expenditures and acquire cellular properties.

Capital Requirements

Sprint's 1998 investing activities, consisting of capital expenditures and investments in affiliates, are expected to require cash of $5.4 to $6.1 billion. Dividend payments are expected to total $430 million in 1998. These requirements will be funded with cash from operating activities and external sources. External borrowings are expected to total $2.0 to $2.5 billion in 1998.

Sprint expects to spend $5.0 to $5.5 billion on capital expenditures in 1998. Of this total, the long distance and local divisions will require an estimated $2.7 to $3.0 billion. The remainder will mainly be used to build out the network for the new PCS markets directly owned by Sprint.

Sprint PCS will require $200 to $300 million to fund operating cash requirements and to continue its network buildout. Global One will also require $200 to $300 million to fund operations and ongoing development activities.

Liquidity

At year-end 1997, Sprint could borrow $1.0 billion under a revolving credit agreement with a syndicate of domestic and international banks. In addition, in 1997, Sprint negotiated a separate five-year revolving credit facility with a bank. At year-end 1997, Sprint's unused capacity under the committed portion of this facility was $100 million. Sprint may also offer for sale up to $1.1 billion of debt securities under shelf registration statements filed with the Securities and Exchange Commission. Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At year-end 1997, Sprint could borrow up to $13.5 billion under the most restrictive of its debt covenants.

The most restrictive covenant related to dividends results from Sprint's revolving credit agreement. Among other restrictions, Sprint must maintain specified levels of consolidated net worth. As a result, $2.7 billion of Sprint's $3.7 billion retained earnings was restricted from the payment of dividends at year-end 1997.

Financial Strategies

General Hedging Policies

Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint seeks to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and thorough legal review of contracts. Sprint also controls exposure to market risk by regularly monitoring changes in foreign exchange and interest rate positions under normal and stress conditions to ensure they do not exceed established limits.

Sprint's derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives monthly status updates of all outstanding derivative positions.

Interest Rate Risk Management

Sprint's interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt, and minimizing liquidity risk. Sprint uses simulation analysis to assess its interest rate exposure and establish the desired ratio of floating- and fixed-rate debt. To the extent possible, Sprint manages interest rate exposure and the floating-to-fixed ratio through its borrowings, but sometimes uses interest rate swaps and caps to adjust its risk profile.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on hedging transaction exposure to optimize consolidated cash flow. Sprint's main transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers.

Year 2000 Issue

The "Year 2000" issue affects Sprint's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

Sprint started a program in 1996 to identify and address the Year 2000 issue. It is taking an inventory of its network and computer systems and is creating and implementing plans to make them Year 2000 compliant. Sprint is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The total cost of modifications and conversions is not known at this time; however, it is not expected to be material to Sprint's financial position, results of operations or cash flows and is being expensed as incurred.

The Year 2000 issue may also affect the systems and applications of Sprint's customers, vendors or resellers. Sprint is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are, or will be, Year 2000 compliant.

If compliance is not achieved in a timely manner, the Year 2000 issue could have a material effect on Sprint's operations. However, Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. As a result, Sprint management does not believe its operations will be materially adversely affected.

Impact of Recently Issued Accounting Pronouncements

See Note 16 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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



/s/ W. T. Esrey
William T. Esrey
Chairman and Chief Executive Officer



/s/ Arthur B. Krause
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and common stock and other shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule (Schedule
II) listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and Schedule II are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and Schedule II based on our audits. The 1997 financial statements and financial statement schedule of Sprint Spectrum Holding Company, L.P., a partnership in which Sprint has a 40% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1997 consolidated financial statements relates to data included for Sprint Spectrum Holding Company, L.P., it is based solely on their report. In the consolidated financial statements, Sprint's equity in Sprint Spectrum Holding Company, L.P. is stated at $749 million at December 31, 1997, and Sprint's equity in the net loss of Sprint Spectrum Holding Company, L.P. is stated at $625 million for the year then ended.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (Schedule II), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, Sprint discontinued accounting for the operations of its local telecommunications division in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.




ERNST & YOUNG LLP


Kansas City, Missouri
February 3, 1998




CONSOLIDATED STATEMENTS OF INCOME                                                               Sprint Corporation

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
                                                                         (in millions, except per share data)
Net Operating Revenues                                               $     14,873.9   $   13,887.5   $   12,735.3

Operating Expenses
      Costs of services and products                                        7,451.0        6,912.9        6,504.9
      Selling, general and administrative                                   3,245.2        3,116.4        2,842.1
      Depreciation and amortization                                         1,726.3        1,591.0        1,466.4
      Restructuring costs                                                       -              -             87.6
      -------------------------------------------------------------------------------------------------------------
      Total operating expenses                                             12,422.5       11,620.3       10,901.0
      -------------------------------------------------------------------------------------------------------------

Operating Income                                                            2,451.4        2,267.2        1,834.3

Interest expense                                                             (187.2)        (196.7)        (260.7)
Equity in loss of Global One                                                 (162.1)         (82.1)         (22.9)
Equity in loss of Sprint PCS and affiliates                                  (659.6)        (191.8)         (31.4)
Other income (expense), net                                                   140.5          115.3          (38.9)
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes                       1,583.0        1,911.9        1,480.4

Income taxes                                                                 (630.5)        (721.0)        (534.3)
-------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                             952.5        1,190.9          946.1
Discontinued operation, net                                                     -             (2.6)          14.5
Extraordinary items, net                                                        -             (4.5)        (565.3)
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                    952.5        1,183.8          395.3

Preferred stock dividends                                                      (1.0)          (1.3)          (2.6)
-------------------------------------------------------------------------------------------------------------------

Earnings applicable to common stock                                  $        951.5   $    1,182.5   $      392.7
                                                                    -----------------------------------------------

Basic Earnings per Common Share
      Continuing operations                                          $        2.21    $      2.82    $      2.71
      Discontinued operation                                                   -            (0.01)          0.04
      Extraordinary items                                                      -            (0.01)         (1.62)
-------------------------------------------------------------------------------------------------------------------

Total                                                                $        2.21    $      2.80    $      1.13
                                                                    -----------------------------------------------
Basic weighted average common shares                                         430.2          421.7          348.7
                                                                    -----------------------------------------------

Diluted Earnings per Common Share
      Continuing operations                                          $        2.18    $      2.79    $      2.69
      Discontinued operation                                                   -            (0.01)          0.04
      Extraordinary items                                                      -            (0.01)         (1.61)
-------------------------------------------------------------------------------------------------------------------

Total                                                                $        2.18    $      2.77    $      1.12
                                                                    -----------------------------------------------
Diluted weighted average common shares                                       436.5          427.0          351.3
                                                                    -----------------------------------------------
Dividends per Common Share                                           $        1.00    $      1.00    $      1.00
                                                                    -----------------------------------------------








                           See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                                                                          Sprint Corporation

------------------------------------------------------------------------------------------------------------------------
December 31,                                                                               1997              1996
------------------------------------------------------------------------------------------------------------------------
                                                                                       (in millions, except per share
                                                                                                   data)
Assets
     Current assets
       Cash and equivalents                                                            $        101.7   $      1,150.6
       Accounts receivable, net of allowance for doubtful accounts of $146.7 and
           $117.4                                                                             2,495.6          2,343.6
       Inventories                                                                              352.0            305.3
       Notes and other receivables                                                              464.6            101.9
       Other                                                                                    358.7            331.5
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                   3,772.6          4,232.9
-------------------------------------------------------------------------------------------------------------------------

     Investments in equity securities                                                           303.0            254.5
-------------------------------------------------------------------------------------------------------------------------

     Property, plant and equipment
       Long distance communications services                                                  8,245.5          7,467.8
       Local communications services                                                         14,011.5         13,368.7
       Other                                                                                    953.9            574.3
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                   23,210.9         21,410.8
       Less accumulated depreciation                                                         11,716.8         10,946.7
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                     11,494.1         10,464.1
-------------------------------------------------------------------------------------------------------------------------

     Investments in and advances to affiliates                                                1,427.5          1,527.1
-------------------------------------------------------------------------------------------------------------------------
     Other assets                                                                             1,187.6            347.8
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                              $     18,184.8   $     16,826.4
                                                                                     ------------------------------------
Liabilities and Shareholders' Equity
     Current liabilities
       Current maturities of long-term debt                                            $        131.0    $         99.1
       Short-term borrowings                                                                      -               200.0
       Accounts payable                                                                       1,100.1           1,026.7
       Accrued interconnection costs                                                            672.7             709.0
       Accrued taxes                                                                            270.7             189.2
       Advance billings                                                                         202.9             199.7
       Other                                                                                    699.4             770.6
------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                              3,076.8           3,194.3
------------------------------------------------------------------------------------------------------------------------

     Long-term debt                                                                           3,748.6           2,974.8
------------------------------------------------------------------------------------------------------------------------

     Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                                       1,016.5             846.9
       Postretirement and other benefit obligations                                             947.4             919.7
       Other                                                                                    358.8             359.0
------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other liabilities                                           2,322.7           2,125.6
------------------------------------------------------------------------------------------------------------------------

     Redeemable preferred stock                                                                  11.5              11.8
------------------------------------------------------------------------------------------------------------------------

     Common stock and other shareholders' equity
       Common stock, par value $2.50 per share, 1,000.0 shares authorized, 350.3
           shares issued, and 343.8 and 343.9 shares outstanding                                875.7             875.7
       Class A common stock, par value $2.50 per share, 500.0 shares authorized,
           86.2 shares issued and outstanding                                                   215.6             215.6
       Capital in excess of par or stated value                                               4,457.7           4,425.9
       Retained earnings                                                                      3,693.1           3,222.4
       Treasury stock, at cost, 6.5 and 6.4 shares                                             (292.9)           (262.2)
       Other                                                                                     76.0              42.5
       -----------------------------------------------------------------------------------------------------------------

       Total common stock and other shareholders' equity                                      9,025.2           8,519.9
------------------------------------------------------------------------------------------------------------------------
    Total                                                                              $     18,184.8    $     16,826.4
                                                                                      ----------------------------------





                             See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                              Sprint Corporation

----------------------------------------------------------------- ----------------- ---------------- -----------------
Years Ended December 31,                                                1997             1996              1995
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                                     (in millions)
Operating Activities
Net income                                                         $        952.5   $      1,183.8    $        395.3
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Equity in net losses of affiliates                                     843.7            273.7              39.1
     Extraordinary items, net                                                 -                4.9             565.3
     Depreciation and amortization                                        1,726.3          1,591.0           1,466.4
     Deferred income taxes and investment tax credits                       165.7            (10.3)              5.8
     Net (gains) losses on sales of assets                                  (93.2)             7.5               4.2
     Changes in assets and liabilities:
       Accounts receivable, net                                            (127.0)          (982.1)           (135.4)
       Inventories and other current assets                                 (94.4)            15.7             (38.6)
       Accounts payable and other current liabilities                        18.0            362.0             178.1
       Noncurrent assets and liabilities, net                               (18.4)           (25.5)            123.0
     Other, net                                                               5.8            (17.1)              6.4
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by continuing operations                                3,379.0          2,403.6           2,609.6
Net cash provided (used) by cellular division                                 -               (0.1)            162.5
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by operating activities                                 3,379.0          2,403.5           2,772.1
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Investing Activities
Capital expenditures                                                     (2,862.6)        (2,433.6)         (1,857.3)
Purchase of PCS licenses                                                   (460.1)           (84.0)              -
Investments in and loans to affiliates, net                              (1,091.8)          (642.4)           (991.9)
Paranet acquisition                                                        (375.0)             -                 -
Proceeds from sales of assets                                               292.3              2.1               6.7
Other, net                                                                   (2.3)            42.4             (17.1)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by continuing operations                                   (4,499.5)        (3,115.5)         (2,859.6)
Repayment by cellular division of intercompany advances                       -            1,400.0               -
Net cash used by cellular division                                            -             (140.7)           (324.6)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by investing activities                                    (4,499.5)        (1,856.2)         (3,184.2)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Financing Activities
Payments on long-term debt                                                 (135.0)          (433.1)           (630.0)
Proceeds from long-term debt                                                866.5              9.4             260.7
Net change in short-term borrowings                                        (200.0)        (1,986.8)          1,109.5
Proceeds from Class A common stock issued                                     -            3,661.3               -
Dividends paid                                                             (430.0)          (419.6)           (351.5)
Treasury stock purchased                                                   (144.5)          (407.2)              -
Other, net                                                                  114.6             55.1              33.9
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by financing activities                                    71.6            479.1             422.6
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Increase (Decrease) in Cash and Equivalents                              (1,048.9)         1,026.4              10.5
Cash and Equivalents at Beginning of Year                                 1,150.6            124.2             113.7
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Cash and Equivalents at End of Year                                $        101.7   $      1,150.6    $        124.2
                                                                  --- ------------- -- ------------- --- -------------














                            See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY                                Sprint Corporation



-------------------------------------------------------------------------------------------------------------------------
                                                                 Capital
                                                                 in Excess
                             Common                   Class A    of Par or
                             Shares       Common      Common     Stated       Retained    Treasury
                           Outstanding     Stock       Stock       Value      Earnings     Stock      Other      Total
-------------------------------------------------------------------------------------------------------------------------
                                                               (in millions)
Beginning 1995 balance         348.3    $   871.4  $      -    $     942.9  $  2,730.6  $   (9.6)  $   (10.5) $  4,524.8
Net income                       -            -           -            -         395.3       -           -         395.3
Common stock dividends           -            -           -            -        (348.9)      -           -        (348.9)
Common stock issued              0.6          1.4         -           13.5         -         -           -          14.9
Treasury stock issued            0.3          -           -            -          (3.5)      9.6         -           6.1
Change in unrealized
   holding gains on
   investments, net              -            -           -            -           -         -          54.6        54.6
Other, net                       -            0.1         -            3.6        (0.6)      -          (7.3)       (4.2)
-------------------------------------------------------------------------------------------------------------------------

Ending 1995 balance            349.2        872.9         -          960.0     2,772.9       -          36.8     4,642.6
Net income                       -            -           -            -       1,183.8       -           -       1,183.8
Common stock dividends           -            -           -            -        (346.1)      -           -        (346.1)
Class A common stock and
  preference stock
  dividends                      -            -           -            -         (74.9)      -           -         (74.9)
Common stock issued              1.1          2.5         -           17.5         -         -           -          20.0
Class A common stock
   issued                       86.2          -         215.6      3,436.3         -         -           -       3,651.9
Treasury stock purchased       (10.1)         -           -            -           -      (407.2)        -        (407.2)
Treasury stock issued            3.7          -           -            -         (52.9)    145.0         -          92.1
Spinoff of cellular              -            -           -            -        (260.2)      -           -        (260.2)
  division
Other, net                       -            0.3         -           12.1        (0.2)      -           5.7        17.9
-------------------------------------------------------------------------------------------------------------------------

Ending 1996 balance            430.1        875.7       215.6      4,425.9     3,222.4    (262.2)       42.5     8,519.9
Net income                       -            -           -            -         952.5       -           -         952.5
Common stock dividends           -            -           -            -        (343.3)      -           -        (343.3)
Class A common stock
   dividends                     -            -           -            -         (86.2)      -           -         (86.2)
Treasury stock purchased        (3.0)         -           -            -           -      (144.5)        -        (144.5)
Treasury stock issued            2.9          -           -            -         (48.8)     113.8        -          65.0
Tax benefit from stock
  options exercised              -            -           -           26.2         -         -           -          26.2
Other, net                       -            -           -            5.6        (3.5)      -          33.5        35.6
-------------------------------------------------------------------------------------------------------------------------

Ending 1997 balance            430.0    $   875.7  $    215.6  $   4,457.7  $  3,693.1  $ (292.9)  $    76.0  $  9,025.2
                          -----------------------------------------------------------------------------------------------





















                               See accompanying Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Sprint Corporation

1.  Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Sprint Corporation and its wholly owned and majority-owned subsidiaries (Sprint). Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method (see Note 2).

The consolidated financial statements are prepared according to generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

Sprint applied Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to its financial statements until December 1995. Under SFAS 71, revenues and related net income resulting from transactions between Sprint's nonregulated operations and its regulated local exchange carriers were not eliminated from the consolidated financial statements. Revenues from these intercompany transactions were $262 million in 1995. All other significant intercompany transactions have been eliminated.

Classification of Operations

The long distance division provides domestic and international voice, video and data communications services. The division offers its services to the public subject to varying levels of state and federal regulation, but rates are generally not subject to rate-base regulation.

The local division consists of regulated telephone companies. These operations provide local exchange services, access by telephone customers and other carriers to local exchange facilities, sales of telecommunications equipment and long distance services within specified geographical areas.

The product distribution and directory publishing division provides wholesale distribution services of telecommunications products, and publishes and markets white and yellow page telephone directories.

Emerging businesses consists of activities related to consumer Internet access services, mainly through Sprint Internet Passport (sm); competitive local exchange carrier services; personal communication services (PCS) controlled by Sprint; international development activities (outside the scope of the Global One joint venture); and integration, management and support services for computer networks through Sprint Paranet.

Revenue Recognition

Sprint recognizes operating revenues as services are rendered or as products are delivered to customers. Sprint records operating revenues net of an estimate for uncollectible accounts.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances, which were included in accounts payable, totaled $225 million at year-end 1997 and $127 million at year-end 1996. Sprint had sufficient funds available to fund these outstanding checks when they were presented for payment.

Investments in Debt and Equity Securities

Investments in debt and equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding gains and losses are reflected as adjustments to "Common stock and other shareholders' equity - Other," net of related income taxes.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

The  cost of  property,  plant  and  equipment  is  generally  depreciated  on a straight-line basis over estimated economic useful lives. Prior to Sprint's discontinued use of SFAS 71 at year-end 1995, the cost of property, plant and equipment for the local division had been generally depreciated on a straight-line basis over lives prescribed by regulatory commissions.

Income Taxes

Sprint records deferred income taxes based on certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes.

Investment tax credits related to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.

Capitalized Interest

Sprint capitalizes interest costs related to constructing capital assets, and to its investments in Sprint Spectrum Holding Company, L.P. (Sprint PCS) and its directly owned PCS licenses. Sprint stopped capitalizing interest on its Sprint PCS investment in July 1997 because Sprint PCS no longer qualified as a development-stage company. Capitalized interest totaled $93 million in 1997, $104 million in 1996 and $57 million in 1995.

2.  Investments

Investments in Equity Securities

The cost of investments in equity securities was $105 million at year-end 1997 and 1996. Gross unrealized holding gains were $198 million at year-end 1997 and $149 million at year-end 1996.

Investments in and Loans to Affiliates

Investments accounted for using the equity method mainly consist of Sprint's investments in Sprint PCS and Global One.

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single-technology, state-of-the-art wireless network to provide PCS across the United States.

Sprint is a also a partner in Global One, a joint venture with Deutsche Telekom AG (DT) and France Telecom (FT) formed to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany), and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe. At year-end 1997, Sprint's share of underlying equity in Global One's net assets exceeded the carrying value of Sprint's investment in Global One by $158 million. This difference is being amortized through January 2001.

Combined,   summarized  financial  information  (100%  basis)  of  all  entities accounted for using the equity method is as follows:

                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                   (in millions)
Results of operations
  Net operating revenues                                       $     2,195.6     $     1,727.9    $       779.5
                                                               -- ------------- --- ------------- -- -------------
  Operating loss                                               $    (2,162.2)    $      (794.0)   $       (58.3)
                                                               -- ------------- --- ------------- -- -------------
  Net loss                                                     $    (2,459.0)    $      (844.3)   $       (90.6)
                                                               -- ------------- --- ------------- -- -------------

Financial position
  Current assets                                               $     2,331.5     $     1,360.7
  Noncurrent assets                                                 10,861.0           6,779.3
-------------------------------------------------------------- -- ------------- --- -------------
   Total                                                       $    13,192.5     $     8,140.0
                                                               -- ------------- --- -------------

  Current liabilities                                          $     2,800.2     $     1,185.5
  Noncurrent liabilities                                             6,395.2           2,042.1
  Owners' equity                                                     3,997.1           4,912.4
-------------------------------------------------------------- -- ------------- --- -------------
   Total                                                       $    13,192.5     $     8,140.0
                                                               -- ------------- --- -------------


At year-end 1997 and 1996, Sprint's investment in Sprint PCS, including advances and a vendor financing loan, totaled $1.2 billion. Sprint's investment in Global One, including advances, totaled $93 and $38 million, respectively.

In 1996, Sprint purchased $183 million (face value) of Sprint PCS Senior Discount notes for $100 million. The bonds mature in 2006. At year-end 1997 and 1996, the accreted cost of the notes was $118 and $104 million and gross unrealized holding gains totaled $24 and $18 million, respectively. This investment has been included in "Current assets - Other" on the Consolidated Balance Sheets.

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

Sprint's policy is to make annual plan contributions equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement. At year-end 1997, the plan's assets consisted mainly of investments in corporate equity securities and U.S. government and corporate debt securities.

The net pension cost (credit) consists of the following:

                                                                      1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Service cost -- benefits earned during the period               $         61.7    $         65.4   $         51.8
Interest cost on projected benefit obligation                            148.9             138.5            129.7
Actual return on plan assets                                            (448.5)           (353.0)          (472.1)
Net amortization and deferral                                            240.0             159.4            287.9
-------------------------------------------------------------------------------------------------------------------

Net pension cost (credit)                                       $          2.1    $         10.3   $         (2.7)
                                                               ----------------------------------------------------

Discount rate                                                            7.75%             7.25%            8.50%
Expected long-term rate of return on plan assets                         9.50%             9.50%            9.50%
Anticipated composite rate of future compensation increases              4.75%             4.25%            5.00%


At  year-end,  the funded  status and  amounts  recognized  in the  Consolidated
Balance Sheets for the plan were as follows:

                                                                                        1997             1996
-------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Actuarial present value of benefit obligations
     Vested benefit obligation                                                    $    (1,966.7)   $    (1,713.6)
                                                                                -----------------------------------
     Accumulated benefit obligation                                               $    (2,129.6)   $    (1,864.1)
                                                                                -----------------------------------

Projected benefit obligation                                                      $    (2,240.9)   $    (1,967.0)
Plan assets at fair value                                                               2,929.4          2,584.2
-------------------------------------------------------------------------------------------------------------------

Plan assets in excess of the projected benefit obligation                                 688.5            617.2
Unrecognized net gains                                                                   (585.2)          (481.8)
Unrecognized prior service cost                                                           105.4            100.4
Unamortized transition asset                                                             (122.1)          (147.1)
-------------------------------------------------------------------------------------------------------------------

Prepaid pension cost                                                              $        86.6    $        88.7
                                                                                -----------------------------------

Discount rate                                                                              7.25%            7.75%
Anticipated composite rate of future compensation increases                                4.25%            4.75%

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering substantially all employees. Participants may contribute portions of their pay to the plans. For employees represented by collective bargaining units, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of employees not covered by collective bargaining agreements. For those participants, Sprint matches their contributions in Sprint common stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Board of Directors, provide matching contributions based on the performance of Sprint common stock compared to other telecommunications companies' stock. Sprint's matching contributions were $54 million in 1997, $56 million in 1996 and $51 million in 1995. At year-end 1997, the plans held 20 million Sprint common shares.

Postretirement Benefits

Sprint provides postretirement benefits (principally medical benefits) to substantially all employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

The net postretirement benefits cost consists of the following:


                                                                      1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Service cost -- benefits earned during the year                 $         20.8    $        21.7    $        22.2
Interest on accumulated postretirement benefit obligation                 52.3             49.9             58.7
Net amortization and deferral                                            (19.4)           (13.7)            (9.4)
-------------------------------------------------------------------------------------------------------------------

Net postretirement benefits cost                                $         53.7    $        57.9    $        71.5
                                                               ----------------------------------------------------
Discount rate                                                            7.75%             7.25%            8.50%


For measurement purposes, the assumed 1997 weighted average annual health care cost trend rate was 9%, gradually decreasing to an ultimate level of 5% by 2005. A 1% increase in the rate would have increased the 1997 net postretirement benefits cost by an estimated $12 million.

Amounts included in the Consolidated Balance Sheets at year-end are as follows:

                                                                                        1997             1996
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                          (in millions)
Accumulated postretirement benefit obligation
    Retirees                                                                    $        328.3    $       277.9
    Active plan participants --
       Fully eligible                                                                    145.2            127.6
       Other                                                                             269.9            320.7
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                         743.4            726.2

Unrecognized prior service benefit                                                         5.4              5.7
Unrecognized net gains                                                                   190.0            178.7
------------------------------------------------------------------------------- --- ------------- -- -------------

Accrued postretirement benefits cost                                            $        938.8    $       910.6
                                                                                --- ------------- -- -------------
Discount rate                                                                            7.25%             7.75%

The assumed 1998 annual health care cost trend rate was 8.5%, gradually decreasing to an ultimate level of 5% by 2005. A 1% increase in the rate would have increased the 1997 accumulated postretirement benefit obligation by an estimated $61 million.

4.  Income Taxes

Income tax expense allocated to continuing operations consists of the following:

                                                                       1997              1996              1995
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
                                                                                   (in millions)
Current income tax expense
    Federal                                                     $        385.9    $        655.4    $        437.4
    State                                                                 78.9              75.9              91.1
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total current                                                            464.8             731.3             528.5
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Deferred income tax expense (benefit)
    Federal                                                              174.3             (22.2)             45.9
    State                                                                 (4.8)             23.5             (23.6)
Amortization of deferred investment tax credits                           (3.8)            (11.6)            (16.5)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total deferred                                                           165.7             (10.3)              5.8
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total                                                           $        630.5    $        721.0    $        534.3
                                                                -- -------------- -- ------------- --- -------------


The differences that cause the effective income tax rate to vary from the statutory federal rate of 35% were as follows:

                                                                     1997              1996              1995
-------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Income tax expense at the statutory rate                       $        554.1    $        669.2   $        518.1
Less investment tax credits included in income                            3.8              11.6             16.5
-------------------------------------------------------------------------------------------------------------------
Expected federal income tax expense after investment tax
    credits                                                             550.3             657.6            501.6
Effect of
   State income taxes, net of federal income tax effect                  48.2              64.6             43.9
   Equity in losses of foreign joint ventures                            36.4               8.6              -
   Other, net                                                            (4.4)             (9.8)           (11.2)
-------------------------------------------------------------------------------------------------------------------

Income tax expense, including investment tax credits           $        630.5    $        721.0   $        534.3
                                                              -----------------------------------------------------

Effective income tax rate                                              39.8%             37.7%            36.1%
                                                              -----------------------------------------------------


Income tax expense (benefit) allocated to other items was as follows:

                                                                        1997             1996            1995
---------------------------------------------------------------- --- ------------ -- ------------- -- ------------
                                                                                  (in millions)
Discontinued operation                                            $         -     $         7.0    $        31.2
Extraordinary items                                                         -              (2.9)          (437.4)
Unrealized holding gains on investments (1)                                 4.4             1.7             30.7
Stock ownership, purchase and options arrangements (1)                    (26.2)          (14.1)            (7.5)
---------------------------------------------------------------- --- ------------ -- ------------- -- ------------

(1) These amounts have been recorded directly to "Common stock and other shareholders' equity - Other."

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1997 and 1996, along with the income tax effect of each, were as follows:

                                                   1997 Deferred Income Tax           1996 Deferred Income Tax
                                                 ------------- -- ------------- --- ------------- -- -------------
                                                    Assets        Liabilities          Assets        Liabilities
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in millions)
Property, plant and equipment                 $          -     $      1,488.8    $          -     $      1,304.3
Postretirement and other benefits                      376.1              -               360.3              -
Reserves and allowances                                111.3              -               115.6              -
Unrealized holding gains on investments                  -               61.7               -               57.3
Other, net                                             108.5              -               106.8              -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                       595.9          1,550.5             582.7          1,361.6
Less valuation allowance                                11.8              -                13.7              -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total                                         $        584.1   $      1,550.5    $        569.0   $      1,361.6
                                             --- ------------- -- ------------- --- ------------- -- -------------


The valuation allowance related to deferred income tax assets decreased $2 million in 1997 and $4 million in 1996 and 1995.

Management believes it is more likely than not that these deferred income tax assets, net of the allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.

At year-end 1997, Sprint had available for income tax purposes $4 million of state alternative minimum tax credit carryforwards to offset state income tax payable in future years. In addition, Sprint had tax benefits of $49 million related to state operating loss carryforwards. The loss carryforwards expire in varying amounts per year from 1998 through 2012.

5.  Borrowings

Long-term Debt

Long-term debt at year-end was as follows:


                                                                  Maturing               1997             1996
--------------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Corporate
      Senior notes
           8.1% to 9.8%                                         1998 to 2002      $        475.3    $        475.3
           9.5%                                                 2003 to 2007               200.0             200.0
      Debentures
           9.0% to 9.3%                                         2019 to 2022               350.0             350.0
      Notes payable and commercial paper                             -                     866.5               -
      Other
           5.4% to 8.9% (1)                                     1998 to 2006               237.5             194.9
Long Distance Division
      Vendor financing agreements
           7.4% to 8.9%                                         1997 to 1999                23.8              44.8
      Other
           6.2% to 8.4%                                         1997 to 2007                16.5              23.1
Local Division
      First mortgage bonds
           2.0% to 7.8%                                         1997 to 2002               452.3             487.0
           4.0% to 7.8%                                         2003 to 2007               346.0             346.8
           6.9% to 9.8%                                         2008 to 2012               116.7             116.7
           6.9% to 8.8%                                         2013 to 2017               169.6             169.8
           8.8% to 9.9%                                         2018 to 2022               244.9             245.7
           7.1% to 8.4%                                         2023 to 2027               145.0             145.0
      Debentures and notes
           5.8% to 9.6%                                         1998 to 2020               237.0             275.3
      Other
           2.0% to 9.8%                                         1998 to 2006                 4.6               6.2
Unamortized debt discount                                                                   (6.1)             (6.7)
--------------------------------------------------------------------------------------------------------------------
                                                                                         3,879.6           3,073.9
Less current maturities                                                                    131.0              99.1
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                    $      3,748.6    $      2,974.8
                                                                                 -----------------------------------

 (1) Notes may be exchanged at maturity for Southern New England Telecommunications Corporation (SNET) common shares owned by Sprint, or for cash. Based on SNET's closing market price, had the notes matured at year-end 1997, they could have been exchanged for 3.8 million SNET shares. At year-end 1997, Sprint held 4.2 million SNET shares, which have been included in "Investments in equity securities" on the Consolidated Balance Sheets.

Long-term debt maturities, excluding reclassified short-term borrowings, during each of the next five years are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
1998                                                                                               $        131.0
1999                                                                                                         33.4
2000                                                                                                        693.3
2001                                                                                                         40.8
2002                                                                                                        354.5
-------------------------------------------------------------------------------------------------------------------


Property, plant and equipment with a total cost of $12.9 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

During 1996, Sprint redeemed, prior to scheduled maturities, $190 million of debt with interest rates ranging from 6.0% to 9.5%. This resulted in a $5 million after-tax extraordinary loss.

Short-term Borrowings

At year-end 1997, Sprint had borrowed $618 million of bank notes payable and $249 million of commercial paper. Though these borrowings are renewable at various dates throughout the year, they have been classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facility with a syndicate of domestic and international banks. Other notes payable relate to a separate revolving credit facility that Sprint executed with a bank in 1997. At year-end 1997, Sprint's unused lines of credit totaled $1.1 billion.

Bank notes outstanding at year-end 1997 and 1996 had weighted average interest rates of 6.1% and 5.9%, respectively. At year-end 1997, the weighted average interest rate of commercial paper was 6.8%.

Other

Sprint was in compliance with all restrictive or financial covenants relating to its debt arrangements at year-end 1997.

6.  Redeemable Preferred Stock

Sprint has approximately 22 million authorized preferred shares, including nonredeemable preferred stock. The redeemable preferred stock outstanding, at year-end, is as follows:

                                                                                        1997             1996
-------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions, except per
                                                                                      share and share data)
Fifth series -- stated value $100,000 per share, shares -- 95, voting,
    cumulative 6% annual dividend rate                                            $         9.5    $         9.5
Other -- stated value $100 per share, shares -- 19,493 and 22,800, 4.7% annual
    dividend rate                                                                           2.0              2.3
-------------------------------------------------------------------------------------------------------------------

Total                                                                             $        11.5    $        11.8
                                                                                -----------------------------------

Sprint's Fifth series preferred stock must be redeemed in full in 2003. If less than full dividends have been paid for four consecutive dividend periods, or if dividends in arrears exceed an amount equal to the dividends for six dividend periods, the Fifth series preferred shareholders may elect a majority of directors standing for election until all dividends in arrears have been paid.

7.  Common Stock

Common Stock

At year-end 1997, common stock reserved for future grants under stock option plans or for future issuances under various other arrangements was as follows:

                                                                                                   Shares
----------------------------------------------------------------------------------------------------------------
                                                                                                (in millions)
Employees Stock Purchase Plan                                                                        6.4
Employee savings plans                                                                               3.4
Automatic Dividend Reinvestment Plan                                                                 1.2
Officer and key employees' and directors' stock options                                              8.2
Conversion of preferred stock and other                                                              1.4
----------------------------------------------------------------------------------------------------------------
Total                                                                                               20.6
                                                                                              ------------------


Under a Shareholder Rights Plan, one preferred stock purchase right is attached to each common and Class A common share. Each right is exercisable only if certain takeover events occur. Each right will initially entitle the holder to purchase 1/1000 of a share (a Unit) of a no par Preferred Stock-Sixth Series, Junior Participating (Preferred Stock) at $225 per Unit or, in certain cases, common stock. The Preferred Stock is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 1,000 times the total per share amount of all common dividends. No Preferred Stock shares were issued or outstanding at year-end 1997. The rights may be redeemed by Sprint at $0.01 per right and will expire in June 2007, unless extended.

During 1997, 1996 and 1995, Sprint declared and paid annual common stock dividends of $1.00 per share. The most restrictive covenant related to common dividends results from Sprint's $1.5 billion revolving credit agreement. Among other restrictions, this agreement requires Sprint to maintain specified levels of consolidated net worth. Due to this requirement, $2.7 billion of Sprint's $3.7 billion consolidated retained earnings was effectively restricted from the payment of dividends at year-end 1997. The indentures and financing agreements of certain of Sprint's subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $567 million of those subsidiaries' $1.3 billion total retained earnings was restricted at year-end 1997. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

During 1990, the Savings Plan Trust, an employee savings plan, acquired common stock from Sprint in exchange for a $75 million promissory note payable to Sprint. The note bears interest at 9% and is to be repaid from common stock dividends received by the plan and contributions made to the plan by Sprint according to plan provisions. The remaining $34 million note receivable balance at year-end 1997 is reflected as a reduction to "Common stock and other shareholders' equity - Other."

Class A Common Stock

In January 1996, DT and FT acquired shares of a new class of convertible preference stock for a combined total of $3.0 billion. This resulted in DT and FT each holding 7.5% of Sprint's voting power. In April 1996, following the spinoff of Sprint's cellular division (Cellular) (see Note 14), the preference stock was converted into Class A common stock, and DT and FT each acquired additional Class A common shares. Following their combined investment of $3.7 billion, DT and FT each own Class A common shares with 10% of Sprint's voting power. During 1997, Sprint declared and paid Class A common dividends of $1.00 per share. During 1996, preference dividends totaled $0.16 per share, and Class A common dividends totaled $0.75 per share.

DT and FT, as Class A common shareholders, have the right in most circumstances to proportionate representation on Sprint's Board of Directors. They may also purchase additional Class A common shares from Sprint to keep their ownership level at 10% each. DT and FT have entered into a standstill agreement with Sprint restricting their ability to acquire Sprint voting shares (other than as intended by their investment agreement with Sprint and related agreements). The standstill agreement also contains customary provisions restricting DT and FT from initiating or participating in any proposal with respect to the control of Sprint.

8.  Stock-based Compensation

Sprint's Management Incentive Stock Option Plan (MISOP) provides for the granting of stock options to employees who are eligible to receive annual incentive compensation. Eligible employees are entitled to receive stock options in lieu of a portion of the target incentive under Sprint's management incentive plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of Sprint's common stock on the grant date. At year-end 1997, authorized shares under this plan approximated 11 million. This amount increased by approximately 3 million shares on January 1, 1998.

The Sprint Corporation Stock Option Plan (SOP) provides for the granting of stock options to officers and key employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of Sprint's common stock on the grant date. At year-end 1997, authorized shares under this plan approximated 20 million.

Every two years, the Employees Stock Purchase Plan (ESPP) offers all employees the election to purchase Sprint common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 1997, authorized shares under this plan approximated 18 million.

In 1996, Sprint adopted the pro forma disclosure requirements under SFAS No. 123, "Accounting for Stock-based Compensation," and continued to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans. Under APB 25, Sprint has recognized no compensation expense related to these plans.

Pro forma net income and earnings per share (EPS) have been determined as if Sprint had used the fair value method of accounting for its stock option grants and ESPP share elections after 1994. Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

The following pro forma information will not likely represent the information reported in future years because options granted and ESPP shares elected after 1994 will continue to vest over the next several years. In addition, compensation expense resulting from the spinoff of Cellular (Spinoff) (see Note
14) will decline over the next several years.

Sprint's pro forma net income and EPS were as follows:

                                                                    1997(1)           1996 (1)             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                      (in millions, except per share data)
Pro forma net income                                           $        908      $       1,158    $         388
                                                               -- ------------- --- ------------- -- -------------
Pro forma basic EPS                                            $       2.11      $        2.74    $        1.11
                                                               -- ------------- --- ------------- -- -------------

(1)  Pro forma net income was reduced by $3 million ($0.01 per share) in 1997 and $6 million ($0.01 per share) in 1996 due to additional compensation resulting from modifications to terms of options and ESPP share elections made in connection with the Spinoff.


During 1996, Sprint employees elected to purchase 2.8 million ESPP shares with a weighted average fair value (using the Black-Scholes pricing model) of $10.06 per share. No ESPP shares were offered in 1997 or 1995.

The following tables reflect the weighted average fair value per option granted during the year, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model:

1997                                                                                    MISOP             SOP
-------------------------------------------------------------------------------------------------------------------

Fair value on grant date                                                          $       9.66     $      11.74
Risk-free interest rate                                                                    6.2%             6.2%
Expected volatility                                                                       22.8%            22.8%
Expected dividend yield                                                                    2.3%             2.3%
Expected life (years)                                                                        4                6
-------------------------------------------------------------------------------------------------------------------


1996                                                                                    MISOP             SOP
-------------------------------------------------------------------------------------------------------------------

Fair value on grant date                                                          $       9.17     $      10.96
Risk-free interest rate                                                                    5.2%             5.2%
Expected volatility                                                                       23.3%            23.3%
Expected dividend yield                                                                    2.5%             2.5%
Expected life (years)                                                                        4                6
-------------------------------------------------------------------------------------------------------------------


1995                                                                                    MISOP             SOP
-------------------------------------------------------------------------------------------------------------------

Fair value on grant date                                                          $       6.67     $       8.73
Risk-free interest rate                                                                    6.9%             7.2%
Expected volatility                                                                       23.3%            23.3%
Expected dividend yield                                                                    2.5%             2.5%
Expected life (years)                                                                        4                6
-------------------------------------------------------------------------------------------------------------------

Stock option plan activity was as follows:


                                                                                                      Weighted
                                                                                                     Average per
                                                                                                        Share
                                                                                                      Exercise
                                                                                   Shares (1)         Price (1)
--------------------------------------------------- ------------- --- ----------- ------------- --- --------------
                                                                                  (in millions, except per share
                                                                                               data)
Outstanding, beginning of 1995                                                           9.3        $      24.67
    Granted                                                                              4.3               24.69
    Exercised                                                                           (0.8)              19.81
    Forfeited / Expired                                                                 (0.5)              27.06
                                                                                  -------------
Outstanding, year-end 1995                                                              12.3               24.88
    Granted                                                                              4.9               36.94
    Exercised                                                                           (2.6)              22.28
    Forfeited / Expired                                                                 (1.0)              29.22
                                                                                  -------------
Outstanding, year-end 1996                                                              13.6               29.42
    Granted                                                                              9.4               46.14
    Exercised                                                                           (3.4)              27.17
    Forfeited / Expired                                                                 (0.9)              38.10
                                                                                  -------------
Outstanding, year-end 1997                                                              18.7        $      37.85
                                                                                  -------------     -- -----------

 (1) Due to the Spinoff, the shares and related exercise prices have been adjusted to maintain both the total fair market value of common stock underlying the options, and the relationship between the market value of Sprint's common stock and the option's exercise price.

     Outstanding options held by Cellular employees were converted into options and grants to purchase Cellular common stock and are not included in the above table.


After adjustment for the Spinoff, options exercisable at year-end 1996 and 1995 were 8.4 and 6.4 million, respectively. At year-end 1996, the weighted average exercise price for exercisable options was $27.77. The following table summarizes outstanding and exercisable options at year-end 1997:

                                           Options Outstanding                          Options Exercisable
                             ------------------------------------------------     --------------------------------
                                                Weighted
                                                Average
                                               Remaining          Weighted                          Weighted Average
                                 Number       Contractual         Average             Number           Exercise
         Range of             Outstanding         Life            Exercise         Exercisable          Price
      Exercise Prices        (in millions)     (in years)          Price          (in millions)
---------------------------- --------------- --------------- -- ------------- --- --------------- -- -------------

      $11.92 - $14.96               0.1            2.2       $      14.31                0.1      $       14.31
      $15.18 - $19.24               0.1            3.7              17.91                0.1              17.91
      $20.08 - $24.50               2.7            6.2              23.71                1.7              23.30
      $25.11 - $29.96               1.8            4.7              27.38                1.4              26.80
      $30.22 - $39.94               5.0            7.6              35.16                3.0              34.28
      $40.06 - $49.88               7.3            8.5              44.88                1.9              43.33
      $50.31 - $58.38               1.7            7.4              51.92                0.1              51.69
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

Sprint filed an action in federal district court seeking to have the arbitration panel's award struck down, modified, or corrected, and asking the court to enter an order regarding the distribution of the award. In April 1997, the court denied Sprint's request that the arbitration award be struck down and granted Network 2000's request that the award be confirmed.

In June 1997, Sprint recorded an additional $20 million charge in connection with the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. The court has preliminarily approved the class action settlement and final approval is expected. Sprint believes this will complete the Network 2000 litigation.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

Commitments

Sprint expects to invest $200 to $300 million in Sprint PCS in 1998 to continue its network buildout and for operating cash requirements. Sprint also expects Global One to require $200 to $300 million for ongoing operating and capital requirements.

Contingencies

On January 1, 1998, a "Deadlock Event" occurred due to the failure of the Sprint PCS partnership board to approve the proposed Sprint PCS budget and business plan. Under the partnership agreement, if a partner refers the issue for resolution pursuant to specified procedures and it remains unresolved, buy/sell provisions can be triggered, which could result in Sprint either increasing or selling its partnership interest. Discussions among the partners about restructuring their interests in Sprint PCS are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure.

Operating Leases

Minimum rental commitments at year-end 1997 for all noncancelable operating leases, consisting mainly of leases for data processing equipment and real estate, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
1998                                                                                               $        324.1
1999                                                                                                        276.4
2000                                                                                                        174.2
2001                                                                                                        119.1
2002                                                                                                         97.1
Thereafter                                                                                                  243.7
-------------------------------------------------------------------------------------------------------------------


Gross rental expense totaled $410 million in 1997, $401 million in 1996 and $402 million in 1995. Rental commitments for subleases, contingent rentals and executory costs were not significant.

10. Financial Instruments

Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair values presented at year-end 1997, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1997 may differ significantly from the amounts presented below. The carrying amounts and estimated fair values of Sprint's financial instruments at year-end were as follows:

                                                             1997                               1996
                                                 ------------------------------     ------------------------------
                                                   Carrying        Estimated          Carrying        Estimated
                                                    Amount         Fair Value          Amount         Fair Value
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in millions)
Financial assets
  Cash and equivalents                       $        101.7    $       101.7    $      1,150.6    $     1,150.6
  Investment in affiliate debt securities             142.4            142.4             122.5            122.5
  Investments in equity securities                    303.0            303.0             254.5            254.5

Financial liabilities
  Short-term borrowings                                 -                -               200.0            200.0
  Long-term debt
    Corporate                                       2,129.3          2,301.8           1,220.2          1,348.9
    Long distance division                             40.3             41.7              67.9             69.0
    Local division                                  1,710.0          1,812.3           1,785.8          1,846.9

Other financial instruments
  Interest rate swap agreements                         -                0.3               -                0.2
  Foreign currency contracts                           (0.6)            (0.6)             (0.5)            (0.5)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


The carrying values of Sprint's cash and equivalents approximate fair value at year-end 1997 and 1996. The estimated fair value of Sprint's investments in debt and equity securities is based on quoted market prices. The estimated fair value of Sprint's long-term debt is based on quoted market prices for publicly traded issues. The estimated fair value of all other issues is based on the present value of estimated future cash flows using a discount rate based on the risks involved. The estimated fair value of interest rate swap agreements is the amount Sprint would receive to terminate the swap agreements at year-end 1997 and 1996, taking into account the then-current interest rates. The estimated fair value of foreign currency contracts is the replacement cost of the contracts at year-end 1997 and 1996, taking into account the then-current foreign currency exchange rates.

Concentrations of Credit Risk

Sprint's accounts receivable are not subject to any concentration of credit risk. Sprint controls credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits and internal monitoring procedures. In the event of nonperformance by the counterparties, Sprint's accounting loss would be limited to the net amount it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint does not anticipate nonperformance by any of the counterparties related to these agreements.

Interest Rate Swap Agreements

Sprint uses interest rate swap agreements as part of its interest rate risk management program. Net interest paid or received related to these agreements is recorded using the accrual method and is recorded as an adjustment to interest expense. Sprint had interest rate swap agreements with notional amounts of $150 and $350 million outstanding at year-end 1997 and 1996, respectively. Net interest expense (income) related to interest rate swap agreements was $(200,000) in 1997, $2 million in 1996 and $(400,000) in 1995. There were no deferred gains or losses related to any terminated interest rate swap agreements at year-end 1997, 1996 or 1995.

Foreign Currency Contracts

As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding $29 and $46 million of open forward contracts to buy various foreign currencies at year-end 1997 and 1996, respectively. Sprint had $14 and $3 million of outstanding open purchase option contracts to call various foreign currencies at year-end 1997 and 1996, respectively. The premium paid for an option is expensed as incurred. The fair value of an option is recorded as an asset at the end of each period. The forward contracts and options open at year-end 1997 and 1996 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Total net losses of $40,000 in 1997, $400,000 in 1996 and $1 million in 1995 were recorded related to foreign currency transactions and contracts.

11.    Earnings per Share

In February 1997, the Financial Accounting Standards Board issued (FASB) SFAS No. 128, "Earnings per Share." This new standard simplifies the EPS calculation and makes the U.S. standard for computing EPS more consistent with international accounting standards. Sprint adopted SFAS 128 at year-end 1997. EPS for prior years has been restated to comply with SFAS 128.

Under SFAS 128, primary EPS was replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average common shares outstanding. Previously, primary EPS was based on the weighted average of both outstanding and issuable shares assuming all dilutive options had been exercised. Under SFAS 128, fully diluted EPS has not changed significantly, but has been renamed diluted EPS. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

Sprint's convertible preferred stock dividends were $0.5 million in 1997, 1996 and 1995. Dilutive securities, such as options (see Note 8), included in the calculation of diluted weighted average common shares were 6.3 million shares in 1997, 5.3 million shares in 1996 and 2.6 million shares in 1995.

12.    Paranet Acquisition

On September 30, 1997, Sprint paid $375 million to purchase the net assets of Houston-based Paranet, Inc., a provider of integration, management and support services for computer networks. Sprint could pay up to an additional $70 million if Sprint Paranet meets certain financial targets through 1998.

The transaction was accounted for using the purchase method of accounting. As a result, Sprint's financial statements reflect Sprint Paranet's results of operations beginning in October 1997.

The excess of the purchase price over the tangible net assets acquired was $357 million. This excess was allocated to noncompete agreements and goodwill, and will be amortized on a straight-line basis over four to 10 years.

13. Adoption of Accounting Principles for a Competitive Marketplace

At year-end 1995, Sprint determined that its local division no longer met the criteria necessary for the continued use of SFAS 71. As a result, 1995 operating results included a noncash, extraordinary charge of $565 million, net of income tax benefits of $437 million. The decision to discontinue using SFAS 71 was based on changes in the regulatory framework and the convergence of competition in the telecommunications industry.

The 1995 extraordinary charge recognized when Sprint discontinued using SFAS 71 consisted of the following:

                                                                                  Pretax             After-Tax
------------------------------------------------------------------------- -- ----------------- -- -----------------
                                                                                       (in millions)
Increase in accumulated depreciation                                      $          979.1     $          607.9
Recognition of switch software asset                                                 (99.5)               (61.7)
Elimination of other net regulatory asset                                            123.1                 76.3
                                                                          -- ----------------- -- -----------------
Total                                                                     $        1,002.7                622.5
                                                                          -- -----------------
Tax-related net regulatory liabilities                                                                    (43.9)
Accelerated amortization of investment tax credits                                                        (13.3)
                                                                                               -- -----------------

Extraordinary charge                                                                           $          565.3
                                                                                               -- -----------------


14. Spinoff of Cellular Division

In March 1996, Sprint completed the tax-free spinoff of Cellular to Sprint common shareholders. To complete the Spinoff, Sprint distributed all Cellular common shares at a rate of one share for every three Sprint common shares held. In addition, Cellular repaid $1.4 billion of its intercompany debt owed to Sprint. Sprint also contributed to Cellular's equity capital $185 million of debt owed by Cellular in excess of the amount repaid.

Cellular's net operating results, as summarized below, were separately classified as a discontinued operation in the Consolidated Statements of Income. Interest expense was allocated to Cellular based on the assumed repayment of intercompany debt to Sprint by Cellular. The operating expenses as presented below do not include Cellular's share of Sprint's general corporate overhead expenses. These expenses, totaling $2 million in 1996 and $13 million in 1995, were reallocated to Sprint's other operating segments.

                                                                                      1996 (1)           1995
-------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Net operating revenues                                                            $        190.2   $        834.4
Operating expenses                                                                         156.0            675.6
-------------------------------------------------------------------------------------------------------------------
Operating income                                                                            34.2            158.8
Interest expense                                                                           (21.5)          (124.0)
Other income (expense), net                                                                 (8.3)            10.9
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                   4.4             45.7
Income taxes                                                                                (7.0)           (31.2)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from cellular division                                              $         (2.6)  $         14.5
                                                                                -----------------------------------

(1)  1996 reflects Cellular's operating results only through the date of the Spinoff.

15. Additional Financial Information

Segment Information

Information related to Sprint's operating business segments is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segmental Results of Operations." The net operating revenues and operating expenses shown in those tables include revenues and expenses eliminated in consolidation. The amounts eliminated are as follows:

                                                                          1997             1996              1995
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
                                                                                     (in millions)
  Long distance division                                           $          3.3   $         30.9    $         38.9
  Local division                                                            309.0            410.5             266.4
  Product distribution and directory publishing                             570.5            325.9             336.8
  Intercompany revenues not eliminated under SFAS 71                          -                -              (262.4)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
  Net operating revenues                                                    882.8            767.3             379.7
  Operating expenses                                                        845.8            735.7             379.7
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

  Operating income                                                 $         37.0   $         31.6    $          -
                                                                  --- ------------- -- ------------- --- -------------


Capital expenditures and identifiable assets not related to operating segments are as follows:

                                                                          1997             1996              1995
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
                                                                                     (in millions)
Capital expenditures                                               $        142.3   $         98.0    $         37.0
                                                                  --- ------------- -- ------------- --- -------------
Identifiable assets                                                $      2,301.2   $      2,818.9    $      2,917.9
                                                                  --- ------------- -- ------------- --- -------------


Sprint's identifiable assets not related to operating segments mainly include investments and loans to affiliates as well as corporate property, plant and equipment. The 1995 amounts include the net assets of the discontinued cellular division.

Supplemental Cash Flows Information

                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in millions)
Cash paid for:
  Interest (net of amounts capitalized)
    Continuing operations                                      $       197.9    $        212.1    $       263.5
                                                               -- ------------- --- ------------- -- -------------
    Cellular division                                          $         -      $         21.5    $       124.0
                                                               -- ------------- --- ------------- -- -------------
  Income taxes                                                 $       365.8    $        695.3    $       532.8
                                                               -- ------------- --- ------------- -- -------------


-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Noncash activities:
    Capital lease obligations                                  $        30.1    $          -      $         -
                                                               -- ------------- --- ------------- -- -------------
    Tax benefit from stock options exercised                   $        26.2    $         14.1    $         7.5
                                                               -- ------------- --- ------------- -- -------------
    Net book value of assets and liabilities contributed to
       Global One                                              $         -      $         73.3    $         -
                                                               -- ------------- --- ------------- -- -------------
    Common stock issued under Sprint's ESPP                    $         5.2    $         65.2    $         3.0
                                                               -- ------------- --- ------------- -- -------------


During 1996, Sprint completed the Spinoff (see Note 14) which had no immediate effect on cash flows other than Cellular's repayment of $1.4 billion in intercompany debt owed to Sprint.

Supplemental Related Party Transactions

Sprint provided various voice, data and administrative services to Global One totaling $415 million in 1997 and $361 million in 1996. In addition, Global One provided data and administrative services to Sprint totaling $114 million in 1997 and $130 million in 1996. At year-end 1997 and 1996, Sprint's receivable from Global One was $154 and $163 million, respectively, and Sprint's payable to Global One was $104 and $49 million, respectively.

Restructuring Charge

In 1995, Sprint's local division recorded an $88 million restructuring charge, which reduced income from continuing operations by $55 million ($0.16 per share). The restructuring plan included the planned elimination over several years of approximately 1,600 positions, mainly in the network and finance functions. Through 1997, most of the positions have been eliminated resulting in termination benefit payments of $42 million, with the remainder to be paid in 1998 and 1999.

16.  Recently Issued Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income. Sprint will present the required disclosures in its financial statements beginning in the 1998 first quarter. SFAS 130 is not expected to have a material impact on Sprint.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss (operating income, for example), segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. Sprint will adopt SFAS 131 in its 1998 year-end financial statements. This statement is not expected to have a significant effect on Sprint's reported segments.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and postretirement benefits where practical. It also eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. Sprint will adopt SFAS 132 in its 1998 year-end financial statements. SFAS 132 is not expected to have a significant effect on Sprint's pension and postretirement benefit plan disclosures.

17. Quarterly Financial Data (Unaudited)

                                                                                 Quarter
                                                    --- ----------- -- ---------------------------- -- -----------
1997                                                       1st             2nd             3rd            4th
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------
                                                                (in millions, except per share data)

Net operating revenues(1)                           $      3,578.5  $     3,667.5   $     3,778.9   $     3,849.0
Operating income(1), (2)                                     604.7          595.5           640.7           610.5
Income before extraordinary items(2), (3)                    290.0          255.9           211.7           194.9
Net income                                                   290.0          255.9           211.7           194.9
EPS from income before extraordinary
  items(4)
    Basic                                           $         0.67  $        0.59   $        0.49   $        0.45
    Diluted                                         $         0.67  $        0.59   $        0.49   $        0.45
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------


                                                                                 Quarter
                                                    --- ----------- -- ------------ -- ------------ -- -----------
1996                                                       1st             2nd             3rd            4th
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------
                                                                (in millions, except per share data)

Net operating revenues(1)                           $      3,335.3  $     3,471.3   $     3,502.5   $     3,578.4
Operating income(1), (2)                                     574.9          580.9           598.9           512.5
Income before extraordinary items(2)                         309.3          316.8           316.2           246.0
Net income                                                   309.3          316.8           312.4           245.3
EPS from income before extraordinary
  items(4)
    Basic                                           $         0.78  $        0.74   $        0.73   $        0.57
    Diluted                                         $         0.77  $        0.73   $        0.73   $        0.56
--------------------------------------------------- --- ----------- -- ------------ -- ------------ -- -----------


(1)  Consolidated net operating  revenues and operating expenses reflect certain
     reclassifications   to  conform   to  the   current   presentation.   These
     reclassifications had no effect on operating income or net income.

(2) In the 1997 second quarter and the 1996 fourth quarter, Sprint recorded nonrecurring charges of $20 and $60 million, respectively, related to litigation within the long distance division. These charges reduced income from continuing operations by $13 million ($0.03 per share) and $36 million ($0.09 per share), respectively (see Note 9).

(3) In the 1997 fourth quarter, Sprint recognized gains of $45 million on sales of local exchanges and a $26 million gain on the sale of an equity investment in an equipment provider. These gains increased income from continuing operations by $27 million ($0.06 per share) and $17 million ($0.04 per share), respectively.

(4) Sprint adopted SFAS 128 at year-end 1997 (see Note 11). All EPS amounts comply with this new standard.


                               SPRINT CORPORATION
          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1997, 1996 and 1995


                                                                Additions
                                                        ---------------------------
                                           Balance                     Charged to                       Balance
                                          beginning     Charged to        other            Other        end of
                                           of year        income        accounts        deductions         year
-------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)
1997

     Allowance for doubtful accounts  $      117.4   $     388.9    $        4.0   $      (363.6) (1) $     146.7
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       13.7   $       2.6    $        -     $        (4.5)     $      11.8
                                      -----------------------------------------------------------------------------

1996
     Allowance for doubtful accounts  $      125.8   $     248.5    $       (1.5)  $      (255.4) (1) $     117.4
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       17.4   $       1.9    $        -     $        (5.6)     $      13.7
                                      -----------------------------------------------------------------------------

1995
     Allowance for doubtful accounts  $       87.5   $     219.2    $        7.0   $      (187.9) (1) $     125.8
                                      -----------------------------------------------------------------------------
     Valuation allowance - deferred
       income tax assets              $       21.1   $       4.3    $        -     $        (8.0)     $      17.4
                                      -----------------------------------------------------------------------------

(1)  Accounts written off, net of recoveries.

SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES



Consolidated Financial Statements for the Years Ended
December 31, 1997, 1996 and 1995
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Partners of Sprint Spectrum Holding Company, L.P.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries ("the Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for the three years in the period ended
December 31, 1997. Our audits also included the financial statement schedule (Schedule II) listed on page F-68. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Partnership was in the development stage at December 31, 1996; during the year ended December 31, 1997, the Partnership completed its development activities and commenced its planned principal operations.



Deloitte & Touche LLP


February 3, 1998



                                SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                    (In Thousands)

                                                                                 December 31,             December 31,
                                                                                     1997                     1996
                                                                             ---------------------    ---------------------


                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..........................................    $            117,164     $           69,988
   Accounts receivable, net...........................................                 113,507                  3,310
   Receivable from affiliates.........................................                  96,291                 12,901
   Inventory..........................................................                 101,366                 72,414
   Prepaid expenses and other assets, net.............................                  28,495                 14,260
   Note receivable--unconsolidated partnership.........................                       -                226,670
                                                                             ---------------------    ---------------------
     Total current assets.............................................                 456,823                399,543

INVESTMENT IN PCS LICENSES, net.......................................               2,303,398              2,122,908

INVESTMENTS IN UNCONSOLIDATED PARTNERSHIP(S)..........................                 273,541                179,085

PROPERTY, PLANT AND EQUIPMENT, net....................................               3,429,238              1,408,680

MICROWAVE RELOCATION COSTS, net.......................................                 264,215                135,802

MINORITY INTEREST ....................................................                  56,667                      -

OTHER ASSETS, net.....................................................                 113,127                 77,383

                                                                             =====================    =====================
TOTAL ASSETS..........................................................    $          6,897,009     $        4,323,401
                                                                             =====================    =====================

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Advances from partners.............................................    $                  -     $          167,818
   Accounts payable...................................................                 415,944                196,146
   Payable to affiliate...............................................                  11,933                  5,626
   Accrued interest...................................................                  56,678                 34,057
   Accrued expenses...................................................                 231,429                 47,173
   Current maturities of long-term debt...............................                  34,562                     49
                                                                             ---------------------    ---------------------
     Total current liabilities........................................                 750,546                450,869

CONSTRUCTION OBLIGATIONS..............................................                 705,280                714,934

LONG-TERM DEBT........................................................               3,533,954                686,192

OTHER NONCURRENT LIABILITIES..........................................                  48,975                 11,356

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY.........................................................                  13,722                 13,397

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital..................................................               3,964,750              3,003,484
   Accumulated deficit ...............................................              (2,120,218)              (556,831)
                                                                             ---------------------    ---------------------
     Total partners' capital..........................................               1,844,532              2,446,653
                                                                             =====================    =====================
TOTAL LIABILITIES AND PARTNERS' CAPITAL...............................    $          6,897,009     $        4,323,401
                                                                             =====================    =====================

See notes to consolidated financial statements.



                                SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In Thousands)




                                                                For the Years Ended December 31,
                                                 ---------------------------------------------------------------

                                                        1997                  1996                  1995
                                                  ------------------    ------------------   -------------------

OPERATING REVENUES.......................    $            248,607    $            4,175    $               -

OPERATING EXPENSES:
   Cost of revenues......................                 555,030                36,076                    -
   Selling, general and administrative...                 696,911               312,697               66,340
   Depreciation and amortization.........                 307,400                11,275                  211
                                                  ------------------    ------------------   -------------------

     Total operating expenses............               1,559,341               360,048               66,551
                                                  ------------------    ------------------   -------------------

LOSS FROM OPERATIONS.....................              (1,310,734)             (355,873)             (66,551)

OTHER INCOME (EXPENSE):
   Interest income.......................                  26,456                 8,593                  460
   Interest expense......................                (121,844)                 (323)                   -
   Other income..........................                   5,474                 1,586                   38
   Equity in loss of unconsolidated
     partnerships........................                (168,935)              (96,850)             (46,206)
                                                  ------------------    ------------------   -------------------

    Total other income (expense)........                (258,849)              (86,994)             (45,708)
                                                  ------------------    ------------------   -------------------

NET LOSS BEFORE MINORITY INTEREST                      (1,569,583)             (442,867)            (112,259)

MINORITY INTEREST........................                   6,196                  (227)               1,830
                                                  ------------------    ------------------   -------------------

NET LOSS.................................    $         (1,563,387)   $         (443,094)   $        (110,429)
                                                  ==================    ==================   ===================











See notes to consolidated financial statements.

                                SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                    (In Thousands)




                                                                  Partners'               Accumulated
                                                                   Capital                  Deficit                   Total
                                                              -------------------      -------------------     --------------------

       BALANCE, January 1, 1995........................   $           123,438      $          (3,308)      $          120,130

       Contributions of capital........................             2,168,368                      -                2,168,368

       Net loss........................................                     -               (110,429)                (110,429)
                                                              -------------------      -------------------     --------------------

       BALANCE, December 31, 1995......................             2,291,806               (113,737)               2,178,069

       Contributions of capital........................               711,678                      -                  711,678

       Net loss........................................                     -               (443,094)                (443,094)
                                                              -------------------      -------------------     --------------------

       BALANCE, December 31, 1996......................             3,003,484               (556,831)               2,446,653

       Contributions of capital........................               973,001                      -                  973,001

       Net loss........................................                     -             (1,563,387)              (1,563,387)

       Return of capital ..............................               (11,735)                     -                  (11,735)
                                                              -------------------      -------------------     --------------------

       BALANCE, December 31, 1997......................   $         3,964,750      $      (2,120,218)      $        1,844,532
                                                              ===================      ===================     ====================

See notes to consolidated financial statements.



                                SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In Thousands)

                                                                             For the Years Ended December 31,
                                                             -----------------------------------------------------------------

                                                                    1997                   1996                   1995
                                                             --------------------   --------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................ $      (1,563,387)     $        (443,094)     $       (110,429)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Equity in loss of unconsolidated partnership...........           168,935                 96,850                46,206
  Minority interest......................................            (6,196)                   227                (1,830)
  Depreciation and amortization..........................           307,930                 11,275                   242
  Amortization of  debt discount and issuance costs......            49,061                 14,008                     -
  Changes in assets and liabilities, net of effects of acquisition of APC:
    Receivables..........................................          (182,882)               (15,871)                 (340)
    Inventory............................................           (24,870)               (72,414)                    -
    Prepaid expenses and other assets....................           (12,497)               (21,608)                 (178)
    Accounts payable and accrued expenses................           371,168                231,754                47,503
    Other noncurrent liabilities.........................            37,619                  9,500                 1,856
                                                             --------------------   --------------------   -------------------
          Net cash used in operating activities..........          (855,119)              (189,373)              (16,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................        (2,041,313)            (1,386,346)              (31,763)
  Proceeds on sale of equipment..........................                 -                      -                    37
  Microwave relocation costs, net........................          (116,278)              (135,828)                    -
  Purchase of PCS licenses...............................                 -                      -            (2,006,156)
  Purchase of APC, net of cash acquired..................            (6,764)                     -                     -
  Investment in unconsolidated partnerships..............          (191,171)              (190,390)             (131,752)
  Loan to unconsolidated partnership.....................          (111,468)              (231,964)                 (655)
  Payment received on loan to unconsolidated partnership.           246,670                  5,950                     -
                                                             --------------------   --------------------   -------------------
          Net cash used in investing activities..........        (2,220,324)            (1,938,578)           (2,170,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from partners.................................                 -                167,818                     -
  Net borrowing under revolving credit agreement.........           605,000                      -                     -
  Proceeds from issuance of long-term debt...............         1,763,045                674,201                     -
  Change in construction obligations.....................            (9,654)               714,934
  Payments on long-term debt.............................          (170,809)                   (24)                    -
  Debt issuance costs....................................           (20,000)               (71,791)                    -
  Partner capital contributions..........................           966,772                711,678             2,183,368
  Return of capital......................................           (11,735)                     -                     -
                                                             --------------------   --------------------   -------------------
          Net cash provided by financing activities......         3,122,619              2,196,816             2,183,368

                                                             --------------------   --------------------   -------------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................................             47,176                 68,865                (3,891)

CASH AND CASH EQUIVALENTS, Beginning of Period..........             69,988                  1,123                 5,014

                                                             ====================   ====================   ===================
CASH AND CASH EQUIVALENTS, End of Period................  $         117,164      $          69,988      $          1,123
                                                             ====================   ====================   ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     .......... Interest paid, net of amount capitalized  $          35,629      $             323      $              -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Accrued interest of $51,673 related to vendor financing was converted to long-term debt during the year ended December 31,
     1997.
     A PCS license  covering the Omaha MTA and valued at $6,229 was  contributed to the  Company by Cox Communications during the year ended  December  31, 1997.

See notes to consolidated financial statements.

              SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION

Sprint Spectrum Holding Company, L.P. ("Holdings" or the "Company") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Cox Telephony Partnership and Comcast Telephony Services (together the "Partners"). Holdings was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. ("WirelessCo") which transferred certain operating functions to Holdings. The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox"), and Comcast Corporation ("Comcast", and together with Sprint, TCI and Cox, the "Parents"), respectively. The Company and certain other affiliated partnerships offer services as Sprint PCS.

The Partners of the Company have the following ownership interests as of December 31, 1997, and 1996:


          Sprint Enterprises, L.P.        40%
          TCI Spectrum Holdings, Inc.     30%
          Cox Telephony Partnership       15%
          Comcast Telephony Services      15%


Each Partner's ownership interest consists of a 99% general partner interest and a 1% limited partnership interest.

The Company is consolidated with its subsidiaries, including NewTelco, L.P. ("NewTelco") and Sprint Spectrum L.P., which, in turn, has several subsidiaries. Sprint Spectrum L.P.'s subsidiaries are Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo"), Sprint Spectrum Finance Corporation ("FinCo"), and WirelessCo. RealtyCo and EquipmentCo were organized on May 15, 1996 for the purpose of holding personal communications service ("PCS") network-related real estate interests and assets. FinCo was formed on May 20, 1996 to be a co-obligor of the debt obligations discussed in Note 5. Additionally, the results of American PCS, L.P. ("APC") are consolidated from November 1997, the date the Federal Communications Commission ("FCC") approved Holdings as the new managing partner (Note 4). APC, through subsidiaries, owns a PCS license for and operates a broadband GSM (global system for mobile communications) in the Washington D.C./Baltimore Major Trading Area ("MTA"), and is in the process of building a code division multiple access ("CDMA") overlay for its existing GSM PCS system. APC includes American PCS Communications, LLC, APC PCS, LLC, APC Realty and Equipment Company, LLC and American Personal Communications Holdings, Inc. MinorCo, L.P. ("MinorCo") holds the minority ownership interests in NewTelco, Sprint Spectrum L.P., EquipmentCo, RealtyCo and WirelessCo at December 31, 1997 and 1996, and APC at December 31, 1997.

Venture Formation and Affiliated Partnerships - A Joint Venture Formation Agreement (the "Formation Agreement"), dated as of October 24, 1994, and subsequently amended as of March 28, 1995, and January 31, 1996, was entered into by the Parents, pursuant to which the Parents agreed to form certain entities to (i) provide national wireless telecommunications services, including acquisition and development of PCS licenses, (ii) develop a PCS wireless system in the Los Angeles-San Diego MTA, and (iii) take certain other actions.

On October 24, 1994, WirelessCo was formed and on March 28, 1995, additional partnerships were formed consisting of Holdings, MinorCo, NewTelco, and Sprint Spectrum L.P. The Partners' ownership interests in WirelessCo were initially held directly by the Partners as of October 24, 1994, the formation date of WirelessCo, but were subsequently contributed to Holdings and then to Sprint Spectrum L.P. on March 28, 1995.

Sprint Spectrum Holding Company, L.P. Partnership Agreement - The Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (the "Holdings Agreement"), dated as of January 31, 1996, among Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Comcast Telephony Services and Cox Telephony Partnership provides that the purpose of the Company is to engage in wireless communications services.

The Holdings Agreement generally provides for the allocation of profits and losses according to each Partner's proportionate percentage interest, after giving effect to special allocations. After special allocations, profits are allocated to partners to the extent of and in proportion to cumulative net losses previously allocated. Losses are allocated, after considering special allocations, according to each Partner's allocation of net profits previously allocated.

The Holdings Agreement provides for planned capital contributions by the Partners ("Total Mandatory Contributions") of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedules to be set forth in approved annual budgets. The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for fiscal 1998 has not yet been approved by the partnership board, which has resulted in the occurrence of a Deadlock Event (as defined) under the Holdings Agreement as of January 1, 1998. If the 1998 proposed budget is not approved through resolution procedures set forth in the Holdings Agreement, certain specified buy/sell procedures may be triggered which may result in a restructuring of the partners' interest in the Company or, in limited circumstances, liquidation of the Company. As of December 31, 1997, approximately $4.0 billion of the Total Mandatory
Contributions had been contributed by the Partners to Holdings and its affiliated partnerships, of which approximately $3.3 billion had been contributed to Sprint Spectrum L.P.

Emergence from Development Stage Company - Prior to the third quarter of 1997, the Company reported its operations as a development stage enterprise. The Company has commenced service in all of the MTAs in which it owns a license. As a result, the Company is no longer considered a development stage enterprise, and the balance sheets and statements of operations and of cash flows are no longer presented in development stage format.

Management believes that the Company will incur additional losses in 1998 and require additional financial resources to support the current level of operations and the remaining network buildout for the year ended December 31, 1998. Management believes the Company has the ability to obtain the required levels of financing through additional financing arrangements or additional equity funding from the Partners.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

Minority Interests - MinorCo, the limited partner in NewTelco, has been allocated approximately $0.3 million and $0.2 million in income for the years ended December 31, 1997, and 1996, respectively. Losses of $1.8 million for the year ended December 31, 1995 incurred by NewTelco as losses in excess of the general partner's capital accounts (which consisted of $1,000) are to be allocated to the limited partner to the extent of its capital account.

In November 1997, concurrent with the acquisition discussed in Note 4, American Personal Communications II, L.P. ("APC II") became the minority owner in APC. APC II has been allocated approximately $6.5 million in losses in APC since the date of acquisition. Prior to November 1997, APC II, as majority owner, had been allocated approximately $50 million in losses in excess of its investment. At December 31, 1997, after consolidation of APC, the total of such losses, approximately $56.7 million, was recorded as minority interest in the Company's consolidated balance sheet. This treatment reflects that APC II continued to be responsible for funding its share of losses until January 1, 1998 when the Company acquired the remaining interest in APC.

Trademark Agreement - Sprint(R) is a registered trademark of Sprint Communications Company L.P. and Sprint(R) and Sprint PCS(R) are licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between the Company and Sprint Communications Company L.P.

Revenue Recognition - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is delivered to a customer or an unaffiliated agent.

Cost of Equipment - The Company uses multiple distribution channels for its inventory, including third-party retailers, Company-owned retail stores, its direct sales force and telemarketing. Cost of equipment varies by distribution channel and includes the cost of multiple models of handsets, related accessory equipment, and warehousing and shipping expenses.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in financial institutions with the highest credit ratings.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $9.0 million and $0.2 million at December 31, 1997 and 1996, respectively.

Inventory - Inventory consists of wireless communication equipment (primarily handsets). Inventory is stated at lower of cost (on a first-in, first-out basis) or replacement value. Any losses on the sales of handsets are recognized at the time of sale.

Property, Plant and Equipment - Property, plant and equipment are stated at cost or fair value at the date of acquisition. Construction work in progress represents costs incurred to design and construct the PCS network. Repair and maintenance costs are charged to expense as incurred. When network equipment is retired, or otherwise disposed of, its book value, net of salvage, is charged to accumulated depreciation. When non-network equipment is sold, retired or abandoned, the cost and accumulated depreciation are relieved and any gain or loss is recognized. Property, plant and equipment are depreciated using the straight-line method based on estimated useful lives of the assets. Depreciable lives range from 3 to 20 years.

Equipment under Capital Leases - APC leases certain of its office and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are depreciated over their estimated useful lives of 5 to 7 years. Depreciation related to capital leases is included within depreciation expense.

Investment in PCS Licenses - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it will be able to secure renewal of the PCS licenses held by its subsidiaries. PCS licenses are amortized over estimated useful lives of 40 years once placed in service. Accumulated amortization for PCS licenses totaled approximately $45.2 million and $1.7 million as of December 31, 1997, and 1996, respectively. There was no amortization in 1995.

Microwave Relocation Costs - The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Microwave relocation costs are amortized over estimated useful lives of 40 years once placed in service. Accumulated amortization for microwave relocation costs totaled approximately $5.2 million as of December 31, 1997. There was no amortization in 1996 or 1995.

Intangible Assets - The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

Capitalized Interest - Interest costs associated with the construction of capital assets (including the PCS licenses) incurred during the period of construction are capitalized. The total interest costs capitalized in 1997 and 1996 were approximately $98.6 million and $30.5 million, respectively. There were no amounts capitalized in 1995.

Debt Issuance Costs - Included in other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Accumulated amortization for the years ended December 31, 1997 and 1996 were approximately $13.4 million and $1.9 million, respectively. There was no amortization in 1995.

Operating Leases - Rent expense is recognized on the straight-line basis over the life of the lease agreement, including renewal periods. Lease expense recognized in excess of cash expended is included in non-current liabilities in the consolidated balance sheet.

Major Customer - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. The Company's subscribers are disbursed throughout the United States. Sales to one third-party retail customer represented approximately 21% and 88% of operating revenue in the consolidated statements of operations for the years ended December 31, 1997 and 1996, respectively. The Company reviews the credit history of retailers prior to extending credit and maintains allowances for potential credit losses. The Company believes that its risk from concentration of credit is limited.

Income Taxes - The Company has not provided for federal or state income taxes since such taxes are the responsibility of the individual Partners.

Financial Instruments - The carrying value of the Company's short-term financial instruments, including cash and cash equivalents, receivables from customers and affiliates and accounts payable approximates fair value. The fair value of the Company's long-term debt is based on quoted market prices for the same issues or current rates offered to the Company for similar debt. A summary of the fair value of the Company's long-term debt at December 31, 1997 and 1996 is included in Note 5.

The fair value of the interest rate contracts is the estimated net amount that APC would pay to terminate the contracts at the balance sheet date. The fair value of the fixed rate loans is estimated using discounted cash flow analysis based on APC's current incremental borrowing rate at which similar borrowing agreements would be made under current conditions.

Derivative Financial Instruments - Derivative financial instruments (interest rate contracts) are utilized by APC to reduce interest rate risk. APC has established a control environment which includes risk assessment and management approval, reporting and monitoring of derivative financial instrument activities. APC does not hold or issue derivative financial instruments for trading purposes.

The differentials to be received or paid under interest rate contracts that are matched against underlying debt instruments and qualify for settlement accounting are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts are recognized as other income or expense when terminated in conjunction with the retirement of associated debt. Gains and losses on terminations of interest rate contracts not associated with the retirement of debt are deferred and amortized to interest expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                                 1997                   1996
                                                                                 ----                   ----

   Land                                                                $             1,444    $                905
   Buildings and leasehold improvements                                            618,281                  86,467
   Fixtures and office furniture                                                   165,998                 68,210
   Network equipment                                                             2,265,213                 255,691
   Telecommunications plant - construction work in progress                        632,922              1,006,990
                                                                           ------------------     ------------------
                                                                                 3,683,858              1,418,263
   Less accumulated depreciation                                                  (254,620)                (9,583)
                                                                           ------------------     ------------------

                                                                       $         3,429,238    $         1,408,680
                                                                           ==================     ==================

Depreciation expense on property, plant and equipment was approximately $244.9 million, $ 9.6 million, and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.


4.   INVESTMENTS IN PARTNERSHIPS

APC - On January 9, 1995, WirelessCo acquired a 49% limited partnership interest in APC. In September 1997, Holdings increased its ownership in APC to a 58.3% through additional capital contributions of $30 million, and became the managing partner upon FCC approval in November, 1997. As of January 1, 1998, Holdings and MinorCo increased their ownership percentages to 99.75% and 0.25%, respectively, of the partnership interests for approximately $30 million.

The acquisition increasing ownership to 58.3% was accounted for as a purchase and, accordingly, the operating results of APC has been included in the Company's consolidated financial statements since the date of the FCC's approval of the acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair value. The following table reflects the total of APC's assets and liabilities at the date of acquisition:

          Assets acquired                    $          503
          Cash paid                                     (30)
          Minority interest                              50
                                               -------------

          Liabilities assumed                $          523
                                              ==============

The ultimate allocation of the purchase price may differ from the initial estimate.

The following unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year and that the Company had owned 100% of APC and consolidated its results in the financial statements:


               Proforma - Sprint Spectrum Holding Company, L.P.

                                               1997                1996
                                       -------------------  -------------------

Net sales......................         $     355,038        $     76,013
Net loss (before minority interest).       (1,646,551)           (553,274)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Prior to acquisition of controlling interest, the Company's investment in APC was accounted for under the equity method. The partnership agreement between the Company and APC II specified that losses were allocated based on percentage ownership interests and certain other factors. In January 1997, the Company and APC II amended the APC partnership agreement with respect to the allocation of profits and losses. For financial reporting purposes, profits and losses were allocated in proportion to Holdings' and APC II's respective partnership interests, except for costs related to stock appreciation rights and interest expense attributable to the FCC interest payments which were allocated entirely to APC II. Losses of approximately $60 million, $97 million and $46 million for the years ended December 31, 1997, 1996 and 1995, respectively, are included in equity in losses of unconsolidated subsidiaries during the period prior to the acquisition of controlling interest.

Cox Communications PCS, L.P. - On December 31, 1996, the Company acquired a 49% limited partner interest in Cox Communications PCS, L.P. ("Cox PCS"). Cox Pioneer Partnership ("CPP") holds a 50.5% general and a 0.5% limited partner interest and is the general and managing partner. The investment in Cox PCS is accounted for under the equity method. Under the terms of the partnership agreement, CPP and the Company are obligated to, among other things: (a) upon FCC consent to the assumption and recognition of the license payment obligations by Cox PCS, CPP is obligated to make capital contributions in an amount equal to such liability and related interest (the PCS license covering the Los Angeles-San Diego MTA was contributed to Cox PCS in March 1997) (b) the Company is obligated to make capital contributions of approximately $368.9 million to Cox PCS; (c) the Company is not obligated to make any cash capital contributions upon the assumption by Cox PCS of the FCC payment obligations until CPP has contributed cash in an amount equal to the aggregate principal and interest of such obligations; and, (d) CPP and the Company are obligated to make additional capital contributions in an amount equal to such partner's percentage interest times the amount of additional capital contributions being requested.

As of December 31, 1997, approximately $348.2 million in equity, including $2.45 million to PCS Leasing Co, L.P. ("LeasingCo"), a subsidiary of Cox PCS, had been contributed to Cox PCS by the Company. Through December 31, 1996, $168 million had been contributed to Cox PCS. Losses are allocated to the partners based on their ownership percentages. Subsequent to December 31, 1997, the Company completed its funding obligation to Cox PCS under the partnership agreement. Concurrent with this funding, the Company paid approximately $33.2 million in interest that had accrued on the unfunded capital obligation.

Additionally, the Company acquired a 49% limited partner interest in LeasingCo. LeasingCo was formed to acquire, construct or otherwise develop equipment and other personal property to be leased to Cox PCS. The Company is not obligated to make additional capital contributions to LeasingCo beyond the initial funding of approximately $2.45 million .

Under the partnership agreement, CPP has the right to require that Holdings acquire all or part of CPP's interest in Cox PCS based on fair market value at the time of the transaction. Subsequent to December 31, 1997, CPP elected to exercise this right. As a result, the Company intends to acquire 10.2% of Cox PCS, subject to FCC approval, which will give the Company controlling interest. The purchase price, currently estimated at $80 million, will be based on the fair market value of Cox PCS as determined by independent appraisals. Through December 2008, CPP may put any remaining interest in Cox PCS to the Company.


5.   LONG-TERM DEBT AND BORROWING ARRANGEMENTS

Long-term debt consists of the following as of December 31, 1997 and 1996 (in thousands):

                                                                             1997                    1996
                                                                       -----------------      -----------------

       11% Senior Notes due in 2006                                $          250,000     $         250,000
       121/2% Senior Discount Notes due in 2006, net of
           unamortized discount of $177,720 and $214,501 at
           December 31, 1997 and 1996, respectively                           322,280               285,499
       Credit Facility - term loans                                           300,000               150,000
       Credit Facility - revolving credit                                     605,000                     -
       Vendor Financing                                                     1,612,914                     -
       APC Senior Secured Term Loan Facility                                  220,000                     -
       APC Senior Secured Reducing Revolving Credit Facility                                              -
                                                                              141,429
       Due To FCC, net of unamortized discount of $11,989                                                 -
                                                                               90,355
       Other                                                                   26,538                   742
                                                                                              -----------------
                                                                       -----------------

       Total debt                                                           3,568,516               686,241
       Less current maturities                                                 34,562                    49
                                                                       -----------------      -----------------

       Long-term debt                                              $        3,533,954     $         686,192
                                                                       =================      =================

Senior Notes and Senior Discount Notes - In August 1996, Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 ("the Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

                                                             Senior Discount
                                           Senior Notes           Notes
                                          Redemption Price   Redemption Price
             Year
           ---------                    ---------------------------------------
             2001                             105.500%           110.000%
             2002                             103.667%           106.500%
             2003                             101.833%           103.250%
             2004  and thereafter             100.000%           100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Notes and Senior Discount Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries.

Bank Credit Facility -Sprint Spectrum L.P. (the "Borrower") entered into an agreement with The Chase Manhattan Bank ("Chase") as agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Borrower purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. In November 1997, certain terms relating to the financial and operating conditions were amended. As of December 31, 1997, $605 million had been drawn at a weighted average interest rate of 8.42%, with $1.1 billion remaining available. There were no borrowings under the revolving credit commitment as of December 31, 1996. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments. As of February 15, 1998, the Company had borrowed an additional $225 million under the revolving credit facility.

The revolving credit commitment expires July 13, 2005. Availability will be reduced in quarterly installments ranging from $75 million to $175 million commencing January 2002. Further reductions may be required after January 1, 2002 to the extent that the Borrower meets certain financial conditions.

The term loans are due in sixteen consecutive quarterly installments beginning January 2002 in aggregate principal amounts of $125,000 for each of the first fifteen payments with the remaining aggregate outstanding principal amount of the term loans due as the last installment.

Interest on the term loans and/or the revolving credit loans is at the applicable LIBOR rate plus 2.5% ("Eurodollar Loans"), or the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5% ("ABR Loans"), at the Borrower's option. The interest rate may be adjusted downward for improvements in the bond rating and/or leverage ratios. Interest on ABR Loans and Eurodollar Loans with interest period terms in excess of 3 months is payable quarterly. Interest on Eurodollar Loans with interest period terms of less than 3 months is payable on the last day of the interest period. As of December 31, 1997 and 1996, the weighted average interest rate on the term loans was 8.39% and 8.19%, respectively.

Borrowings under the Bank Credit Facility are secured by the Borrower's interests in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Credit Facility, the Vendor Financing agreements (discussed below) and certain other indebtedness of the Borrower. The credit facility is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

The Bank Credit Facility agreement and Vendor Financing agreements contain certain restrictive financial and operating covenants, including (among other requirements) maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, limitations on additional indebtedness and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries. The loss of the right to use the Sprint(R) trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or certain changes in controlling interest in the Borrower, as defined, among other provisions, constitute events of default.

Vendor Financing - As of October 2, 1996, the Company entered into financing agreements with Northern Telecom, Inc. ("Nortel") and Lucent Technologies, Inc. ("Lucent" and together with Nortel, the "Vendors") for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors. Additionally, the commitments allow for the conversion of accrued interest into additional principal. Such conversions do not reduce the availability under the commitments. Interest accruing on the debt outstanding at December 31, 1997, can be converted into additional principal through February 8, 1999 and March 30, 1999, for Lucent and Nortel, respectively.

On April 30, 1997 and November 20, 1997, the Company amended the terms of its financing agreement with Nortel. The amendments provide for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders"), and the modification of certain operating and financial covenants. The commitment provides financing in two phases. During the first phase, the Nortel Lenders will finance up to $800 million. Under the second phase, the Nortel Lenders will finance up to an additional $500 million upon the achievement of certain operating and financial conditions, as amended. As of December 31, 1997, $630 million, including converted accrued interest of $18.6 million, had been borrowed at a weighted average interest rate of 8.98% with $189 million remaining available under the first phase. In addition, the Company paid $20 million in origination fees upon the initial drawdown under the first phase and will be obligated to pay additional origination fees on the date of the initial drawdown loan under the second phase. As of February 15, 1998, the Company had borrowed an additional $47.0 million under the Nortel facility. There were no borrowings under the Nortel facility at December 31, 1996.

On May 29, 1997 and November 20, 1997, the Company amended the terms of its financing agreement with Lucent. The amendments provide for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders"), and the modification of certain operating and financial covenants. The Lucent Lenders have committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter. The Company pays a facility fee on the daily amount of certain loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. As of December 31, 1997, the Company had borrowed approximately $983 million, including converted accrued interest of $33.1 million, under the Lucent facility at a weighted average interest rate of 8.94%, with $850 million remaining available. As of February 15, 1998, the Company had borrowed an additional $104.1 million under the Lucent facility. There were no borrowings under the Lucent facility at December 31, 1996.

The principal amounts of the loans drawn under both the Nortel and Lucent agreements are due in twenty consecutive quarterly installments, commencing on the date which is thirty-nine months after the last day of such "Borrowing Year" (defined in the agreements as any one of the five consecutive 12-month periods following the date of the initial drawdown of the loan). The aggregate amount due each year is equal to percentages ranging from 10% to 30% multiplied by the total principal amount of loans during each Borrowing Year.

The agreements provide two borrowing rate options. During the first phase of the Nortel agreement and throughout the term of the Lucent agreement "ABR Loans" bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 2%. "Eurodollar Loans" bear interest at the London interbank (LIBOR) rate (any one of the 30-, 60- or 90-day rates, at the discretion of the Company), plus 3%. During the second phase of the Nortel agreement, ABR Loans bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5%; and Eurodollar loans bear interest at the LIBOR rate plus 2.5%. Interest from the date of each loan through one year after the last day of the Borrowing Year is added to the principal amount of each loan. Thereafter, interest is payable quarterly.

Borrowings under the Vendor Financing are secured by the Shared Lien. The Vendor Financing is jointly and severally guaranteed by WirelessCo, RealtyCo, and EquipmentCo and is non-recourse to the Parents and the Partners.

Certain amounts included under construction obligations on the consolidated balance sheets may be financed under the Vendor Financing agreements.

Due to FCC - APC became obligated to the FCC for $102 million upon receipt of the commercial PCS license covering the Washington D.C./Baltimore MTA. In March 1996, the FCC determined that interest on the amount due would begin to accrue on March 8, 1996, at an interest rate of 7.75%. Beginning with the first payment due in April 1996, the FCC granted two years of interest-only payments followed by three years of principal and interest payments. Based on the interest and payment provisions determined by the FCC and APC's incremental borrowing rate for similar debt at the time the debt was issued, APC has accrued interest beginning upon receipt of the license at an effective rate of 13%.

In  connection  with  the  acquisition  discussed  in  Note 4,  Holdings  became
responsible  for  making  principal  and  interest   payments  under  the  APC's
obligation to the FCC.

APC Senior Secured Credit Facilities - As of February 7, 1997, American PCS Communications, LLC entered into credit facilities of $420 million, consisting of a term loan facility of $220 million and a reducing revolving credit facility of $200 million (together, the "Credit Agreement"). The Credit Agreement is secured by first priority liens on all the equity interests held by American PCS Communications LLC in its direct subsidiaries, including the equity interests of the subsidiaries which will hold APC's PCS license and certain real property interest and equipment and a first priority security interest in, and mortgages on, substantially all other intangible and tangible assets of APC and subsidiaries. The Credit Agreement matures February 7, 2005, with an interest rate of LIBOR plus 2.25%. The interest rate may be stepped down over the term of the credit agreement based on the ratio of outstanding debt to earnings before interest, tax, depreciation and amortization. Proceeds from the Credit Agreement were used to repay the outstanding financing from Holdings as of the closing date of the credit agreement, capital expenditures for the communications systems, general working capital requirements, and net operating losses.

The Credit Agreement contains covenants which require APC to maintain certain levels of wireless subscribers, as well as other financial and non-financial requirements.

In January 1998 APC completed negotiations with its lenders to amend the Credit Agreement. As amended, the Credit Agreement contains certain covenants which, among other things, contain certain restrictive financial and operating covenants including, maximum debt ratios (including debt to total capitalization) and limitations on capital expenditures. The covenants require American PCS Communications, LLC to enter into interest rate contracts on a quarterly basis to protect and limit the interest rate on 40% of its aggregate debt outstanding.

Other Debt - At December 31, 1997, other debt included a note payable to Lucent for the financing of debt issuance costs, a note payable for certain leasehold improvements, and capital leases acquired in the purchase of APC. Maturities on the debt range from 3 to 10 years, at interest rates from 8.32% to 21%.

Interest Rate Contracts - As of December 31, 1997, APC had entered into nine interest rate contracts (swaps and a collar), with an aggregate notional amount of $122 million. Under the agreements APC pays a fixed rate and receives a variable rate such that it will protect APC against interest rate fluctuations on a portion of its variable rate debt. The fixed rates paid by APC on the interest rate swap contracts range from approximately 5.97% to 6.8%. Option features contained in certain of the swaps operate in a manner such that the interest rate protection in some cases is effective only when rates are outside a certain range. Under the collar arrangement, APC will receive 6.19% when LIBOR falls below 6.19% and pay 8% when LIBOR exceeds 8%. The contracts expire in 2001. The fair value of the interest rate contracts at December 31, 1997 was an unrealized loss of approximately $1.3 million. The notional amounts represent reference balances upon which payments and receipts are based and consequently are not indicative of the level of risk or cash requirements under the contracts. APC has exposure to credit risk to the counterparty to the extent it would have to replace the interest rate swap contract in the market when and if a counterparty were to fail to meet its obligations. The counterparties to all contracts are primary dealers that meet APC's criteria for managing credit exposures.

Fair Value - The estimated fair value of the Company's long-term debt at December 31, 1997 and 1996 is as follows (in thousands):

                                                          1997                                  1996
                                            ----------------------------------    ---------------------------------

                                               Carrying          Estimated          Carrying          Estimated
                                                Amount           Fair Value          Amount           Fair Value
                                            ---------------    ---------------    --------------    ---------------

11% Senior Notes                        $         250,000   $        280,650   $        250,000  $        270,625
12 1/2% Senior Discount Notes                     322,280            389,300            285,499           337,950
Credit facility - term loans                      300,000            300,000            150,000           151,343
Credit facility - revolver                        605,000            605,000             -                 -
Vendor facility - Lucent                          983,299            983,299             -                 -
Vendor facility - Nortel                          629,615            629,615             -                 -
APC Senior Secured Term Loan Facility
                                                  220,000            220,000             -                 -
APC Senior Secured Reducing Revolving
     Credit Facility                              141,429            141,429             -                 -
FCC debt                                           90,355             98,470             -                 -

At December 31, 1997, scheduled maturities of long-term debt and capital leases during each of the next five years are as follows (in thousands):

                                                               Long-term           Capital
                                                                   mm
                                                                  Debt              Leases
                                                             -------------      -------------

                          1998                          $         29,800   $          5,411
                          1999                                    40,425              3,667
                          2000                                    53,624                591
                          2001                                   395,291                 42
                          2002                                   583,113                  -
                                                                                -------------
                                                                                      9,711

                          Less interest                                                (898)
                                                                                -------------

                          Present value of minimum
                            lease payments                                            8,813
                                                                                =============


6.   COMMITMENTS AND CONTINGENCIES

Operating Leases - Minimum rental commitments as of December 31, 1997, for all noncancelable operating leases, consisting principally of leases for cell and switch sites and office space, for the next five years, are as follows (in thousands):

               1998                          $     135,124
               1999                                131,279
               2000                                104,658
               2001                                 63,379
               2002                                 21,254

Gross rental expense for cell and switch sites aggregated approximately $92.1 million and $13.1 million for the years ended December 31, 1997 and 1996, respectively. Gross rental expense for office space approximated $33.2 million, $11.4 million, and $0.7 million for the years ended December 31, 1997, 1996, and 1995, respectively. Certain cell and switch site leases contain renewal options (generally for terms of 5 years) that may be exercised from time to time and are excluded from the above amounts.

Procurement Contracts - On January 31, 1996, the Company entered into procurement and services contracts with AT&T Corp. (subsequently assigned to Lucent ) and Nortel for the engineering and construction of a PCS network. Each contract provides for an initial term of ten years with renewals for additional one-year periods. The Vendors must achieve substantial completion of the PCS network within an established time frame and in accordance with criteria specified in the procurement contracts. Pricing for the initial equipment, software and engineering services has been established in the procurement contracts. The procurement contracts provide for payment terms based on delivery dates, substantial completion dates, and final acceptance dates. In the event of delay in the completion of the PCS network, the procurement contracts provide for certain amounts to be paid to the Company by the Vendors. The minimum commitments for the initial term are $0.8 billion and $1.0 billion from Lucent and Nortel, respectively, which include, but are not limited to, all equipment required for the establishment and installation of the PCS network.

Handset Purchase Agreements - In June, 1996, the Company entered into a three-year purchase and supply agreement with a vendor for the purchase of handsets and other equipment totaling approximately $500 million. During 1997 and 1996, the Company purchased $332.7 million and $85 million under the agreement, respectively. The total purchase commitment must be satisfied by April 30, 1998.

In September, 1996, the Company entered into another three-year purchase and supply agreement with a second vendor for the purchase of handsets and other equipment totaling more than $600 million, with purchases that commenced in April, 1997. During 1997, the Company purchased $147.6 million under the agreement. The total purchase commitment must be satisfied by April 2000.

Service Agreements - The Company has entered into an agreement with a vendor to provide PCS call record and retention services. Monthly rates per subscriber are variable based on overall subscriber volume. If subscriber fees are less than specified annual minimum charges, the Company will be obligated to pay the difference between the amounts paid for processing fees and the annual minimum. Annual minimums range from $20 million to $60 million through 2001. The agreement extends through December 31, 2001, with two automatic, two-year renewal periods, unless terminated by the Company. The Company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

The Company has also entered into an agreement with a vendor to provide prepaid calling services. Monthly rates per minute of use are based on overall call volume. If the average minutes of use are less than monthly specified minimums, the Company is obligated to pay the difference between the average minutes used at the applicable rates and the monthly minimum. Monthly minimums range from $40,000 to $50,000 during the initial term. Certain installation and setup fees for processing and database centers are also included in the agreement and are dependent upon a need for such centers. The agreement extends through July 1999, with successive one-year term renewals, unless terminated by the Company. The Company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

In January 1997, the Company entered into a four and one-half year contract for consulting services. Under the terms of the agreement, consulting services will be provided at specified hourly rates for a minimum number of hours. The total commitment is approximately $125 million over the term of the agreement.

Litigation - The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

7.   EMPLOYEE BENEFITS

Employees performing services for the Company were employed by Sprint through December 31, 1995. Amounts paid to Sprint relating to pension expense and employer contributions to the Sprint Corporation 401(k) plan for these employees approximated $0.3 million in 1995.

The Company maintains short-term and long-term incentive plans. All salaried employees of Sprint Spectrum L.P. are eligible for the short-term incentive plan commencing at date of hire. Employees of APC are covered by the APC plans. Short-term incentive compensation is based on incentive targets established for each position based on the Company's overall compensation strategy. Targets contain both an objective Company component and a personal objective component. Charges to operations for the short-term plan approximated $20.0 million, $12.3 million, and $3.5 million for the years ended December 31, 1997, 1996, and 1995, respectively.

Long-Term Compensation Obligation - The Company has two long-term incentive plans, the 1996 Plan and the 1997 Plan. Employees meeting certain eligibility requirements are considered to be participants in each plan. Participants in the 1996 Plan will receive 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants in the 1996 Plan elected either a payout of the amount due or converted 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term of the 1996 Plan will be made in the third quarter of 1998. Under the 1996 plan, appreciation units vest 25% per year commencing on the second anniversary of the date of grant and expire after a term of ten years. The 1997 Plan appreciation units vest 25% per year commencing on the first anniversary of the date of the grant and also expire after ten years. For the years ended December 31, 1997, 1996, and 1995, $18.1 million, $9.5 million, and $1.9 million, respectively, has been expensed under both plans. At December 31, 1997 a total of approximately 103 million units have been authorized for grant for both plans. The Company has applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for 1997 and 1996. No significant difference would have resulted if SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

Savings Plan - Effective January, 1996, the Company established a savings and retirement program (the "Savings Plan") for certain employees, which qualifies under Section 401(k) of the Internal Revenue Code. Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan after one year of service or upon reaching age 35, whichever occurs first. Participants make contributions to a basic before tax account and supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation. For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution. The matching contributions equal 50% of the amount of the basic before tax contribution of each participant up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participant's discretion, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Expense under the Savings Plan approximated $4.9 million and $1.1 million in 1997 and 1996, respectively.

APC also has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue code. All APC employees completing one year of service are eligible and may contribute up to 15% of their pretax earnings. APC matches 100% of the first 3% of the employee's contribution. Employees are immediately fully vested in APC's contributions. In addition, APC makes discretionary contributions on behalf of eligible participants in the amount of 2% of employee's compensation. Expenses relating to the employee savings plan have not been significant since the date of acquisition.

Profit Sharing (Retirement) Plan - Effective January, 1996, the Company established a profit sharing plan for its employees. Employees are eligible to participate in the plan after completing one year of service. Profit sharing contributions are based on the compensation, age, and years of service of the employee. Profit sharing contributions are deposited into individual accounts of the Company's retirement plan. Vesting occurs once a participant completes five years of service. For the years ended December 31, 1997 and 1996, expense under the profit sharing plan approximated $2.5 million and $0.7 million, respectively.

Deferred Compensation Plan for Executives - Effective January, 1997, the Company established a non-qualified deferred compensation plan which permits certain eligible executives to defer a portion of their compensation. The plan allows the participants to defer up to 80% of their base salary and up to 100% of their annual short-term incentive compensation. The deferred amounts earn interest at the prime rate. Payments will be made to participants upon retirement, disability, death or the expiration of the deferral election under the payment method selected by the participant.


8.   RELATED PARTY TRANSACTIONS

Business Services - The Company reimburses Sprint for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint on behalf of the Company and other management services. The Company is allocated the costs of such services based on direct usage. Allocated expenses of approximately $10.5 million, $11.9 million, and $2.6 million are included in selling, general and administrative expense in the consolidated statements of operations for 1997, 1996, and 1995, respectively. In addition to the miscellaneous services agreement described above, the Company has entered into agreements with Sprint for invoicing services, operator services, and switching equipment. The Company is also using Sprint as its interexchange carrier, with the agreement for such services covered under the Holdings partnership agreement. Charges are based on the volume of services provided, and are similar to those that would be incurred with an unrelated third-party vendor.

APC - The Company entered into an affiliation agreement with APC in January 1995 which provides for the reimbursement of certain allocable costs and payment of affiliation fees. For the year ended December 31, 1997, the reimbursement of allocable costs of approximately $14.0 million is included in selling, general and administrative expenses. There were no reimbursements recognized in 1996 or 1995. Additionally, affiliation fees are recognized based on a percentage of APC's net revenues. During the year ended December 31, 1997, affiliation fees of $4.2 million are included in other income.

Cox PCS - Concurrent with the execution of the partnership agreement, the Company entered into an affiliation agreement with Cox PCS which provides for the reimbursement of certain allocable costs and payment of affiliate fees. For the years ended December 31, 1997 and 1996, allocable costs of approximately $20.0 million and $7.3 million, respectively, are netted against selling, general and administrative expenses in the accompanying consolidated statements of operations. Of these total allocated costs, approximately $1.6 million and $7.3 million were included in receivables from affiliates in the consolidated balance sheets. In addition, the Company purchases certain equipment, such as handsets, on behalf of Cox PCS. Receivables from affiliates for handsets and related equipment were approximately $31.2 million and $6 million at December 31, 1997 and 1996, respectively.

PhillieCo, L.P. - The Company provides various services to PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox. PhillieCo owns a PCS license for the Philadelphia MTA. During the year ended December 31, 1997, costs for services incurred during 1996 and 1997 of $36.3 million were allocated to PhillieCo and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, affiliation fees are recognized based on a percentage of PhillieCo's net revenues. During the year ended December 31, 1997, affiliation fees of $0.3 million are included in other income in the accompanying consolidated statements of operations. The allocated costs and affiliate fees of $36.6 million are included in receivable from affiliates at December 31, 1997 and were paid during January 1998.
There were no such costs at December 31, 1996.

SprintCom, Inc. - The Company provides services to SprintCom, Inc. ("SprintCom"), an affiliate of Sprint. The Company is currently building out the network infrastructure in certain BTA markets where SprintCom was awarded licenses. Such services include engineering, management, purchasing, accounting and other related services. For the year ended December 31, 1997, costs for services provided of $29.1 million were allocated to SprintCom, and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Of the total allocated costs, approximately $14.0 million are included in receivables from affiliates at December 31, 1997. No such costs were incurred in 1996.

Paging Services - In 1996, the Company commenced paging services pursuant to agreements with Paging Network Equipment Company and Sprint Communications Company L.P. ("Sprint Communications"). For the years ended December 31, 1997 and 1996, Sprint Communications received agency fees of approximately $10.6 million and $4.9 million, respectively.

Advances from Partners - In December 1996, the Partners advanced approximately $168 million to the Company, which was contributed to Cox PCS (Note 4). The advances were repaid in February 1997.

9.   QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands):

                       1997                          First             Second             Third             Fourth
                       ----                          -----             ------             -----             ------

       Operating revenues...................  $         9,467    $        25,386   $        72,534    $       141,220
       Operating expenses...................          200,281            303,098           455,236            600,726
       Net loss.............................          188,884            287,664           420,914            665,925


                       1996

       Operating revenues...................  $             -    $             -   $             -    $         4,175
       Operating expenses...................           30,978             46,897            87,135            195,038
       Net loss.............................           67,425             90,770           101,497            183,402


10.   SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the Company reorganized operations under which certain field offices will be consolidated. Costs associated with this reorganization are expected to be recorded in the first quarter of 1998 and will consist primarily of severance pay, write-off of certain leasehold improvements and termination payments under lease agreements.



                                                                                                                SCHEDULE II

                                  SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                       Years ended December 31, 1997, 1996 and 1995
                                                       (In Thousands)


                                                                         Additions
                                                               -------------------------------

                                               Balance at       Charged to        Charged to
                                                Beginning        Costs and          Other            Other            Balance at
                    Description                  of Year          Expense          Accounts        Deductions        End of Year
-------- ----------------------------------    ------------    --------------    -------------    -------------      -------------

Receivables

1997     Allowance for doubtful accounts              202          11,277                 -            2,447    (1)       9,032

1996     Allowance for doubtful accounts                -             202                 -                -                202

1995     Allowance for doubtful accounts                -               -                 -                -                  -


(1)      Accounts written off, net of recoveries


                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

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

                  (b) Rights Agreement dated as of June 9, 1997, between Sprint Corporation and UMB Bank, n.a. as Rights Agent (filed as Exhibit 1 to Sprint Corporation Registration Statement on Form 8-A dated June 12, 1997 (File No. 1-4721), and incorporated herein by reference).

                  (c) Standstill Agreement dated as of July 31, 1995, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit (10)(c) to Sprint
                         Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

                  (d) Amendments to Certain Agreements and Interpretation, dated June 24, 1997, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as
                         Exhibit 4(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

                  (e) Indenture, dated as of March 1, 1983, between Sprint Corporation (formerly United Telecommunications, Inc.) and The Bank of New York (formerly Irving Trust Company), as Trustee (filed as Exhibit 4-A to United Telecommunications, Inc. Registration Statement No. 33-4563 and incorporated herein by reference).

                  (f) First Supplemental Indenture, dated as of April 1, 1986, between Sprint Corporation (formerly United Telecommunications, Inc.) and The Bank of New York (formerly Irving Trust Company), as Trustee (filed as
                         Exhibit 4(d) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

                  (g) Second Supplemental Indenture, dated as of May 1, 1990, between Sprint Corporation (formerly United Telecommunications, Inc.) and The Bank of New York, as Trustee (filed as Exhibit 4(e) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

                  (h)    Form of  Indenture,  dated as of July 1, 1992,  between
                         Sprint Corporation and The First National Bank of Chicago, as Trustee (filed as Exhibit 4-A to Sprint Corporation Registration Statement No. 33-48689 and incorporated herein by reference).

                  (i) Form of Indenture, dated as of June 15, 1993, among Sprint Capital Corporation, Sprint Corporation and The Bank of New York, as Trustee (filed as Exhibit 4-A to Sprint Corporation Registration Statement No. 33-64564 and incorporated herein by reference).

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

           (10)   Executive Compensation Plans and Arrangements:

                  (h)    1985 Stock  Option Plan,  as amended  (filed as Exhibit
                         (10)(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

                  (i)    1990 Stock  Option Plan,  as amended  (filed as Exhibit
                         (99) to Sprint Corporation Registration Statement No. 333-46491 and incorporated herein by reference).

                  (j)    1990  Restricted  Stock  Plan,  as  amended  (filed  as
                         Exhibit   (99)  to  Sprint   Corporation   Registration
                         Statement No. 333-46487 and incorporated herein by reference).

                  (k) Executive Deferred Compensation Plan, as amended (filed as Exhibit (10)(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

                  (l) Management Incentive Stock Option Plan, as amended (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

                  (m) 1997 Long-Term Stock Incentive Program (filed as Exhibit (99) to Sprint Corporation Registration Statement No. 33-25449 and incorporated herein by reference).

                  (n) Sprint Supplemental Executive Retirement Plan (filed as Exhibit (10)(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

                  (o) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

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

                  (u) Retirement Plan for Directors, as amended (filed as Exhibit (10)(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

                  (v)    Key  Management  Benefit  Plan,  as  amended  (filed as
                         Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

                  (w) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Exhibit 10 (h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and Exhibit (10)(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference). Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and four of its Executive Officers.

                  (x) Director's Deferred Fee Plan, as amended (filed as Exhibit (10)(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

                  (bb) Description of Retirement Agreement between Sprint Corporation and one of its executive officers.

                  (cc) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (21)   Subsidiaries of Registrant

           (23)   (a)  Consent of Ernst & Young LLP

                  (b)  Consent of Deloitte & Touche LLP

           (27)    Financial Data Schedules

                  (a)  December 31, 1997

                  (b)  September 30, 1997 Restated

                  (c)  June 30, 1997 Restated

                  (d)  March 31, 1997 Restated

                  (e)  December 31, 1996 Restated

                  (f)  September 30, 1996 Restated

                  (g)  June 30, 1996 Restated

                  (h)  March 31, 1996 Restated

                  (i)  December 31, 1995 Restated