Form 10-Q
period 1998-03-31
SPRINT CORP
filed 1998-05-06
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               ----------------------------------

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

Yes    X          No

                  COMMON SHARES OUTSTANDING AT MARCH 31, 1998:
                       COMMON STOCK           344,303,011
                       CLASS A COMMON STOCK    86,236,036

                               SPRINT CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX



                                                                                                 Page
                                                                                                Number
                                                                                       -------------------------

Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                  1

                      Consolidated Statements of Income                                            2

                      Consolidated Statements of Comprehensive Income                              3

                      Consolidated Statements of Cash Flows                                        4

                      Consolidated Statement of Common Stock and Other Shareholders'
                           Equity                                                                  5

                      Condensed Notes to Consolidated Financial Statements                         6

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        9

Part II - Other Information

             Item 1.  Legal Proceedings                                                           20

             Item 2.  Changes in Securities                                                       20

             Item 3.  Defaults Upon Senior Securities                                             20

             Item 4.  Submission of Matters to a Vote of Security Holders                         20

             Item 5.  Other Information                                                           21

             Item 6.  Exhibits and Reports on Form 8-K                                            21

Signature                                                                                         22

Exhibits


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED BALANCE SHEETS                                                                      SPRINT CORPORATION
(in millions, except per share data)
-------------------------------------------------------------------------- -------------------- --- ----------------
                                                                                March 31,            December 31,
                                                                                  1998                   1997
-------------------------------------------------------------------------- -------------------- --- ----------------
                                                                               (unaudited)

Assets
Current assets
   Cash and equivalents                                                    $          158.2     $          101.7
   Accounts receivable, net of allowance for doubtful accounts
       of $165.6 and $146.7                                                         2,519.1              2,495.6
   Inventories                                                                        378.5                352.0
   Notes and other receivables                                                        555.2                464.6
   Other                                                                              406.7                358.7
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current assets                                                             4,017.7              3,772.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Investments in equity securities                                                      397.7                303.0
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Property, plant and equipment
   Long distance communications services                                            8,403.7              8,245.5
   Local communications services                                                   14,241.7             14,011.5
   Other                                                                            1,157.8                953.9
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total property, plant and equipment                                             23,803.2             23,210.9
   Less accumulated depreciation                                                   12,024.0             11,716.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Net property, plant and equipment                                               11,779.2             11,494.1
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Investments in and advances to affiliates                                           1,291.8              1,427.5
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Other assets                                                                        1,270.4              1,187.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Total                                                                      $       18,756.8     $       18,184.8
                                                                           ---- --------------- ---- ---------------

Liabilities and Shareholders' Equity
Current liabilities
   Current maturities of long-term debt                                    $          127.8     $          131.0
   Accounts payable                                                                 1,040.1              1,100.1
   Accrued interconnection costs                                                      711.9                672.7
   Accrued taxes                                                                      302.2                270.7
   Advance billings                                                                   204.9                202.9
   Other                                                                              801.0                699.4
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current liabilities                                                        3,187.9              3,076.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Long-term debt                                                                      4,075.7              3,748.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                   925.0              1,016.5
   Postretirement and other benefit obligations                                     1,061.2                947.4
   Other                                                                              341.3                358.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total deferred credits and other liabilities                                     2,327.5              2,322.7
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Redeemable preferred stock                                                              9.5                 11.5
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, 1,000.0 shares authorized,
     350.3 shares issued, and 344.3 and 343.8 shares outstanding                      875.7                875.7
   Class A common stock, par value $2.50 per share, 500.0 shares
     authorized, 86.2 shares issued and outstanding                                   215.6                215.6
   Capital in excess of par or stated value                                         4,469.8              4,457.7
   Retained earnings                                                                3,796.0              3,693.1
   Treasury stock, at cost, 6.0 and 6.5 shares                                       (296.9)              (292.9)
   Accumulated other comprehensive income                                             120.2                107.9
   Other                                                                              (24.2)               (31.9)
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total common stock and other shareholders' equity                                9,156.2              9,025.2
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Total                                                                      $       18,756.8     $       18,184.8
                                                                           ---- --------------- ---- ---------------


                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                                                  SPRINT CORPORATION
(in millions, except per share data)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Three Months Ended March 31,                                                            1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Net Operating Revenues                                                          $       3,910.9   $      3,578.5

Operating Expenses
   Costs of services and products                                                       1,884.3          1,794.9
   Selling, general and administrative                                                    891.1            768.0
   Depreciation and amortization                                                          467.3            410.9
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                                                             3,242.7          2,973.8
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating Income                                                                          668.2            604.7

Interest expense                                                                          (66.7)           (44.8)
Equity in loss of Global One                                                              (45.2)           (23.7)
Equity in loss of Sprint PCS and its affiliates                                          (209.7)           (85.9)
Other income, net                                                                          21.2             34.9
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income before income taxes and
   extraordinary item                                                                     367.8            485.2

Income taxes                                                                             (151.3)          (195.2)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before extraordinary item                                                          216.5            290.0

Extraordinary item, net                                                                    (4.4)             -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Income                                                                                212.1            290.0

Preferred stock dividends                                                                  (0.3)            (0.3)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Earnings applicable to common stock                                             $         211.8   $        289.7
                                                                                --- ------------- -- -------------

Basic Earnings per Common Share
Income before extraordinary item                                                $          0.50   $         0.67
Extraordinary item                                                                        (0.01)            -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total                                                                           $          0.49   $         0.67
                                                                                --- ------------- -- -------------
Basic weighted average common shares                                                      430.1            430.5
                                                                                --- ------------- -- -------------

Diluted Earnings per Common Share
Income before extraordinary item                                                $          0.49   $         0.67
Extraordinary item                                                                        (0.01)            -
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total                                                                           $          0.48   $         0.67
                                                                                --- ------------- -- -------------
Diluted weighted average common shares                                                    438.7            435.8
                                                                                --- ------------- -- -------------

Dividends per Common Share                                                      $          0.25   $         0.25
                                                                                --- ------------- -- -------------




                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)                                    SPRINT CORPORATION
(in millions)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Three Months Ended March 31,                                                            1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Income                                                                      $         212.1   $        290.0
                                                                                --- ------------- -- -------------

Other Comprehensive Income
   Unrealized holding gains (losses) on securities                                         18.5             (9.9)
   Tax (expense) benefit                                                                   (6.7)             3.6
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
   Net unrealized holding gains (losses) on securities                                     11.8             (6.3)

   Foreign currency translation adjustments                                                 0.5              6.3
------------------------------------------------ ------------- -- ------------- --- ------------- -- -------------

   Total other comprehensive income                                                        12.3              -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Comprehensive Income                                                            $         224.4   $        290.0
                                                                                --- ------------- -- -------------















































                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                              SPRINT CORPORATION
(in millions)
------------------------------------------------------------------------------- --- ------------- -- -------------
Three Months Ended March 31,                                                            1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------


Operating Activities
Net income                                                                      $        212.1    $       290.0
Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in net losses of affiliates                                                  255.5            107.0
     Depreciation and amortization                                                       467.3            410.9
     Deferred income taxes and investment tax credits                                   (101.9)            41.8
     Changes in assets and liabilities:
       Accounts receivable, net                                                          (23.5)           (92.6)
       Inventories and other current assets                                              (60.1)            26.0
       Accounts payable and other current liabilities                                    114.5            (75.8)
       Noncurrent assets and liabilities, net                                            (11.3)            (6.3)
     Other, net                                                                            0.8             (0.9)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                                853.4            700.1
------------------------------------------------------------------------------- --- ------------- -- -------------


Investing Activities
Capital expenditures                                                                    (652.9)          (574.4)
Purchase of PCS licenses                                                                   -              (25.2)
Investments in and advances to affiliates, net                                          (212.6)            15.7
Other, net                                                                                 4.3              4.4
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                   (861.2)          (579.5)
------------------------------------------------------------------------------- --- ------------- -- -------------


Financing Activities
Payments on long-term debt                                                              (130.3)           (37.5)
Proceeds from long-term debt                                                             289.5              -
Change in short-term borrowings                                                            -             (100.0)
Dividends paid                                                                           (97.7)           (99.8)
Treasury stock purchased                                                                 (48.8)           (22.7)
Other, net                                                                                51.6             49.0
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by financing activities                                          64.3           (211.0)
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                               56.5            (90.4)

Cash and Equivalents at Beginning of Period                                              101.7          1,150.6
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                           $        158.2    $     1,060.2
                                                                                --- ------------- -- -------------
















                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENT OF COMMMON STOCK AND OTHER SHAREHOLDERS' EQUITY                           SPRINT CORPORATION
(Unaudited)
(in millions)
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                               Capital
                                               in
                                               Excess                           Accumulated
                                    Class A    of Par                              Other
                          Common    Common     or        Retained   Treasury   Comprehensive
                           Stock     Stock     Stated    Earnings    Stock        Income         Other     Total
                                                Value
-------------------------------------------------------------------------------------------------------------------


Beginning 1998 Balance  $   875.7 $    215.6 $ 4,457.7  $3,693.1  $   (292.9)$     107.9      $   (31.9)$ 9,025.2

Net income                    -          -         -       212.1         -           -             -        212.1
Other comprehensive
   income                     -          -         -         -           -          12.3           -         12.3
Common stock dividends        -          -         -       (86.3)        -           -             -        (86.3)
Class A common stock
   dividends                  -          -         -       (21.6)        -           -             -        (21.6)
Treasury stock
   purchased                  -          -         -         -         (48.8)        -             -        (48.8)
Treasury stock issued         -          -         0.5      (3.3)       39.5         -             -         36.7
Other, net                    -          -        11.6       2.0         5.3         -             7.7       26.6
-------------------------------------------------------------------------------------------------------------------

March 1998 Balance      $   875.7 $    215.6 $ 4,469.8  $3,796.0  $   (296.9)$     120.2      $  (24.2) $ 9,156.2
                        -------------------------------------------------------------------------------------------




































                      See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.


CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)                              SPRINT CORPORATION


The information in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. In management's opinion, these consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly Sprint Corporation's consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Sprint Corporation's 1997 annual report on Form 10-K. Operating results for first quarter 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


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

Certain   prior-year   amounts  have  been   reclassified   to  conform  to  the
current-period presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.


2.  Investments

Investments accounted for using the equity method mainly consist of Sprint's investments in Sprint Spectrum Holding Company, L.P. (Sprint PCS) and Global One.

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single-technology, state-of-the-art wireless network to provide personal communication services (PCS) across the United States.

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

Combined,   summarized  financial  information  (100%  basis)  of  all  entities accounted for using the equity method was as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                        1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                                          (in millions)
Results of operations
  Net operating revenues                                                        $        680.7    $       432.2
                                                                                --- ------------- -- -------------
  Operating loss                                                                $       (576.9)   $      (318.4)
                                                                                --- ------------- -- -------------
  Net loss                                                                      $       (739.7)   $      (341.2)
                                                                                --- ------------- -- -------------

Sprint's net losses in affiliates                                               $       (255.5)   $      (106.4)
                                                                                --- ------------- -- -------------


3.  Income Taxes

The differences that caused the effective income tax rate to vary from the statutory federal rate of 35% were as follows:


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                        1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                          (in millions)
Income tax expense at the statutory rate                                        $        128.7     $      169.8
Less: Investment tax credits included in income                                           (0.6)            (1.1)
                                                                                --- ------------- -- -------------
Expected federal income taxes after investment tax credits                               128.1            168.7
Effect of:
  State income taxes, net of federal income tax effect                                    11.5             18.1
  Equity in losses of foreign joint ventures                                               9.7              5.3
  Other, net                                                                               2.0              3.1
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax expense, including investment tax credits                            $        151.3     $      195.2
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 41.1%            40.2%
                                                                                --- ------------- -- -------------


4.  Litigation, Claims and Assessments

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

In June 1997, Sprint recorded an additional $20 million charge related to the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. The court has preliminarily approved the class action settlement and final approval is expected; however, a number of potential class members have decided not to participate in the settlement.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.

5.  Supplemental Cash Flow Information


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --- ------------------------------
                                                                                        1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                          (in millions)
Cash paid for:
   Interest (net of amounts capitalized)                                         $        57.4     $       40.6
                                                                                --- ------------- -- -------------
   Income taxes                                                                  $       200.3     $        8.2
                                                                                --- ------------- -- -------------

Noncash activity:
   Capital lease obligation                                                      $        80.9     $        -
                                                                                --- ------------- -- -------------


6.  Earnings per Share

Dilutive securities, such as options, included in the calculation of diluted weighted average common shares were 8.6 and 5.3 million shares in first quarter 1998 and 1997, respectively.


7.  Comprehensive Income

In 1998, Sprint adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income; rather, comprehensive income is displayed as an additional component in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statement of Common Stock and Other Shareholders' Equity.


8.  Subsequent Events

In April 1998, Sprint's Board of Directors declared common and Class A common stock dividends of $0.25 per share payable June 30, 1998.

In April 1998, Sprint signed an agreement to sell approximately 79,000 residential and business access lines in rural Illinois. Sprint expects to complete the sale of these properties, which is subject to regulatory approval, in late 1998.

                                                                         PART I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       SPRINT CORPORATION
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Sprint Corporation, with its subsidiaries, (Sprint) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

        - the effects of vigorous competition in the markets in which Sprint operates;
        - the cost of  entering  new  markets  necessary  to  provide seamless services;
        - the risks related to Sprint's investments in Global One and Sprint Spectrum Holding Company, L.P.(Sprint PCS) and other joint ventures;
        - the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
        - requirements  imposed  on  Sprint  or latitude allowed its competitors
          by the Federal Communications Commission   (FCC)   or state regulatory
          commissions   under   the Telecommunications Act of 1996;
        - unexpected results of litigation filed against  Sprint;  and
        - the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.

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

Local Division

The local division consists of regulated local exchange carriers (LECs) serving more than 7 million access lines in 19 states. It provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities, sales of telecommunications equipment, and long distance services within specified regional calling areas, or local access transport areas (LATAs).

Product Distribution and Directory Publishing Division

The product distribution and directory publishing businesses provide wholesale distribution services of telecommunications products, and publish and market white and yellow page telephone directories.

Emerging Businesses

Emerging businesses consists of consumer Internet access services mainly through Sprint Internet Passport (sm); competitive local exchange carrier (CLEC) services; international development activities outside the scope of Global One (Sprint International); personal communication services (PCS) controlled by Sprint (SprintCom); and integration, management and support services for computer networks (Sprint Paranet).

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

Sprint PCS

Sprint is a 40% partner in Sprint PCS, a partnership with Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. Sprint PCS is building the nation's first single-technology, all-digital, state-of-the-art wireless network to provide PCS across the United States. PCS uses digital technology, which has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. PCS also offers features such as voice mail and Caller ID. Sprint PCS offers service in more than 149 metropolitan markets, which include more than 800 cities.

As part of an overall strategy to increase PCS coverage, Sprint directly acquired the rights to PCS licenses covering 139 markets across the United States. These licenses reach a total population of 70 million people. Sprint PCS, together with its affiliates and Sprint, has licensed PCS coverage of nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

In January 1998, a "Deadlock Event" occurred when the partnership board failed to approve the proposed Sprint PCS budget and business plan. If a partner refers the issue for resolution using certain procedures and it remains unresolved, buy/sell provisions can be triggered. This could result in Sprint either increasing or selling its partnership interest. Discussions among the partners about restructuring their interests in Sprint PCS are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure.

Results Of Operations

Consolidated

Total net operating revenues for the 1998 first quarter increased 9% to $3.9 billion from $3.6 billion for the same period a year ago. Income before the extraordinary item was $217 million ($0.50 per share) versus $290 million ($0.67 per share) for the 1997 first quarter.

Core Businesses

Sprint's core businesses generated improved 1998 first quarter net operating revenues and operating income compared with the same 1997 period. Core results exclude the impact from joint ventures and emerging businesses. First quarter 1998 long distance calling volumes increased 11% from the same 1997 period. Access lines served by the local division increased 3.6% during the past 12 months. Excluding sales of exchanges in the 1997 fourth quarter, access line growth was 5.6%.

Segmental Results of Operations

Long Distance Division

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31,                             Variance
                                             ----------------------------------     -------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- -----------------
                                                                         (in millions)
Net operating revenues                       $      2,367.6    $     2,172.4    $        195.2           9.0%

Operating expenses
   Interconnection                                    970.6          1,007.4             (36.8)         (3.7)%
   Operations                                         322.6            275.8              46.8          17.0%
   Selling, general and administrative                544.6            471.1              73.5          15.6%
   Depreciation and amortization                      202.0            166.6              35.4          21.2%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            2,039.8          1,920.9             118.9           6.2%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        327.8    $       251.5    $         76.3          30.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       13.8%            11.6%
                                             --- ------------- -- -------------


Net Operating Revenues

First quarter 1998 net operating revenues increased 9% from the same 1997 period. All major market segments residential, business and wholesale - contributed to this increase. The increase mainly reflects strong minute growth and increased data services revenue, partly offset by a more competitive pricing environment and a change in the mix of products sold.

Residential Market - Residential market revenues reflect growth in 1998 mainly from prepaid phone cards and long distance calling card calls made by LEC customers. Through various agreements Sprint has with LECs, their customers use the Sprint network when making long distance calls.

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

Wholesale Market -- The wholesale market showed strong growth in the domestic market. This increase mainly reflects increased WATS calling volumes, partly offset by a decline in rates due to increased competition.

Interconnection Costs

Interconnection costs consist of amounts paid to LECs, other domestic service providers, and foreign telephone companies to complete calls made by the division's domestic customers. These costs decreased 4% from the same 1997 period reflecting lower unit costs for both domestic and international access, partly offset by strong minute growth. The lower domestic costs are generally due to FCC-mandated access rate reductions while lower international costs reflect competition in the market. Interconnection costs were 41.0% of net operating revenues in the 1998 first quarter versus 46.4% for the same period a year ago.

Operations Expense

Operations expense mainly consists of costs related to operating and maintaining the long distance network and costs of equipment sales. It also includes costs of providing operator, public payphone and video teleconferencing services, as well as telecommunications services for the hearing impaired. First quarter 1998 operations expense increased 17% from the same 1997 period. As a percentage of net operating revenues, operations expense was 13.6% in the 1998 first quarter and 12.7% for the same period a year ago. These increases were mostly due to increased costs related to data services growth as well as increases in the volume of operating leases for network equipment. In addition, costs increased due to FCC-mandated payments to public payphone providers.

Selling, General and Administrative Expense

First quarter selling, general and administrative (SG&A) expense increased 16% from the same 1997 period. This increase was mainly due to increased advertising costs in 1998 to market and promote products and services. SG&A expense was 23.0% of net operating revenues in the 1998 first quarter and 21.7% for the same period a year ago.

Depreciation and Amortization Expense

First quarter 1998 depreciation and amortization expense increased 21% from the same 1997 period generally due to an increased asset base. Capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services and upgrade capabilities for providing new products and services. Depreciation and amortization expense was 8.6% of net operating revenues in the 1998 first quarter and 7.6% for the same period a year ago.

Local Division

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31,                            Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $      1,322.2    $     1,304.3    $         17.9           1.4%

Operating expenses
   Costs of services and products                     459.9            446.4              13.5           3.0%
   Selling, general and administrative                277.9            258.2              19.7           7.6%
   Depreciation and amortization                      233.2            231.4               1.8           0.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              971.0            936.0              35.0           3.7%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        351.2    $       368.3    $        (17.1)         (4.6)%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       26.6%            28.2%
                                             --- ------------- -- -------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. The main effect of the pricing change was to reduce "Net Operating Revenues Other Revenues." For comparative purposes, the following discussion of local division operating results assumes these pricing changes occurred at the beginning of 1997. The first quarter 1997 operating margin would have been 26.7%.

Net Operating Revenues

Net operating revenues increased 4% in first quarter 1998 from the same 1997 period. This increase mainly reflects customer access line growth, and increased sales of equipment and network-based services. Excluding sales of local exchanges in fourth quarter 1997, net operating revenues increased 6% and access line growth was 5.6%.

Local Service Revenues

Local service revenues, derived from local exchange services, increased 6% (9% excluding sales of exchanges) in the first quarter 1998 from the same 1997 period. This increase reflects strong economic growth in the division's service areas and increases in second-line service for residential customers to meet their lifestyle and data access needs. Local service revenues also increased because of continued demand for network-based services such as Caller ID and Call Waiting.

Network Access Revenues

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 1% (3% excluding sales of exchanges) compared with the same 1997 period. The 1998 first quarter revenues reflect a 6% growth (8% excluding sales of exchanges) in access minutes of use, partly offset by FCC-mandated access rate reductions.

Toll Service Revenues

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas or LATAs. First quarter toll service revenues declined 27% compared with the same 1997 period. The decrease reflects extended local calling areas and increased competition in the intrastate long distance market. The decline in toll service revenues was partly offset by increases in the division's local and network access revenues.

Other Revenues

Other revenues are mainly derived from telecommunications equipment sales, directory sales and listing services and billing and collection services. During the 1998 first quarter these revenues increased 22% compared with the same 1997 period mainly due to increased equipment sales of business systems and data networks, growth in pay phone revenues, and increased sales of Sprint's long distance services.

Costs of Services and Products

Costs of services and products consists of costs related to operating and maintaining the local network and costs of equipment sales. These expenses increased 3% (5% excluding sales of exchanges) in first quarter 1998 compared with the same period a year ago reflecting customer access line growth and increased equipment sales. Costs of services and products was 34.8% of net operating revenues in the 1998 first quarter and 34.9% for the same period a year ago.

Selling, General and Administrative Expense

SG&A expense increased 8% (10% excluding sales of exchanges) in first quarter 1998. This increase was mainly due to increased customer service costs related to access line growth and marketing costs to promote new products and services. SG&A expense was 21.0% of net operating revenues in the first quarter 1998 and 20.3% for the same period a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 1% (3% excluding sales of exchanges) in first quarter 1998. This increase was mainly due to plant additions. Depreciation and amortization expense was 17.6% of net operating revenues in the first quarter 1998 and 18.1% for the same period a year ago.

Product Distribution and Directory Publishing Division


                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31,                            Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $        391.2    $       309.7    $         81.5          26.3%

Operating expenses
   Costs of services and products                     303.9            259.3              44.6          17.2%
   Selling, general and administrative                 25.9             21.6               4.3          19.9%
   Depreciation and amortization                        2.2              1.8               0.4          22.2%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              332.0            282.7              49.3          17.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         59.2    $        27.0    $         32.2         119.3%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       15.1%             8.7%
                                             --- ------------- -- -------------


Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. Had these pricing changes occurred at the beginning of 1997, net operating revenues would have increased 28% to $391 million in first quarter 1998 from $306 million in first quarter 1997. Costs of services and products would have increased 32% to $304 million in first quarter 1998 from $231 million in first quarter 1997. The first quarter 1997 operating margins would have been 16.8%. The growth in revenues and costs of services and products reflects increased sales of telecommunications equipment and distribution services to the local division.

Emerging Businesses

                                                                                   Selected Operating Results
                                                                                ----------------------------------
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                      1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                                          (in millions)

Net operating revenues                                                          $        47.4     $        2.8
                                                                                --- ------------- -- -------------

Operating loss                                                                  $       (60.9)    $      (32.8)
                                                                                --- ------------- -- -------------


Revenues in 1998 increased mainly because of Sprint's September 1997 acquisition of Paranet, Inc. Operating losses for both years largely reflect activities to develop or enter newly competitive domestic and international markets, such as Internet access and competitive local exchange services, and the buildout of the SprintCom PCS markets.

Sprint acquired Houston-based Paranet, Inc., to allow Sprint to capitalize on the accelerating demand for network management services. Sprint Paranet's design, implementation and consultation expertise should also enable Sprint to maintain and add to its traditional long distance revenues.

In February 1998, Sprint announced it was forming a broad business relationship with EarthLink Network Inc. (EarthLink), an Internet service provider. EarthLink will obtain Sprint's Internet Passport customers and will take over the day-to-day operations of those services. This will create a combined base of more than 600,000 Internet access customers, and enable Sprint to build its brand equity and market share. This relationship requires regulatory approval and is expected to close in the 1998 second quarter.

Costs incurred during first quarter 1998 relating to CLEC were mainly due to the development of a distinct service approach. While Sprint's measured course on entering the CLEC market has enabled it to avoid significant losses, Sprint continues to devote significant resources toward developing its approach.

As part of an overall strategy to achieve nationwide PCS coverage, Sprint directly acquired PCS licenses in 1997. The licenses cover 139 markets across the United States, reaching a total population of 70 million. Sprint began construction in some markets in 1997 and hopes to achieve coverage in areas that could reach 38 million people by the end of first quarter 1999. Sprint expects SprintCom capital expenditures to total $1.8 billion in 1998 for network buildout.

Non Operating Items

Interest Expense

Interest costs on borrowings consist of the following:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                      1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                                          (in millions)
Interest expense on outstanding debt                                            $         54.5    $        35.7
Capitalized interest costs                                                                18.6             29.0
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total interest costs on outstanding debt                                        $         73.1    $        64.7
                                                                                --- ------------- -- -------------

Average debt outstanding                                                        $      3,977.7    $     3,226.4
                                                                                --- ------------- -- -------------

Effective interest rate                                                                    7.4%             8.0%
                                                                                --- ------------- -- -------------


Through June 1997, Sprint capitalized interest costs on borrowings related to its investment in Sprint PCS. Sprint stopped capitalizing these costs because Sprint PCS no longer qualified as a development-stage company. Sprint continues to capitalize interest costs related to the buildout of SprintCom markets.

Sprint's effective interest rate decreased to 7.4% from 8.0% mainly because of an increase in short-term borrowings as a percentage of total borrowings. Short-term borrowings have been classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings.


Global One

Global One's revenues totaled $265 million in first quarter 1998 compared with $243 million in the same period a year ago. Sprint's share of operating losses from Global One totaled $45 million in first quarter 1998 compared with $24 million a year ago. The increased losses in 1998 were due to lower operating margins primarily as a result of higher operating costs. Global One is continuing to review its operations, is implementing expense controls, and is focusing on improving the network infrastructure all in an effort to improve efficiencies and reduce operating costs.

Sprint PCS

Sprint PCS' revenues totaled $150 million in first quarter 1998 versus $10 million a year ago. Sprint's share of operating losses from Sprint PCS and its affiliates was $210 million in first quarter 1998 compared with $86 million a year ago. The 1998 losses reflect marketing and promotional costs to support a growing customer base. By early 1998, Sprint PCS' customer base exceeded 1 million customers. The venture plans to continue to aggressively obtain new customers, which will likely result in higher losses in 1998 compared with 1997.

Average monthly revenue per customer through first quarter 1998 was $64, which is higher than wireless industry averages. This higher average is being driven by marketing plans that both target and encourage higher usage. Sprint PCS customer churn rates and customer marketing costs have been as expected at this stage of development. As the PCS markets mature and Sprint PCS gains additional scale, both of these measures are expected to trend toward cellular industry levels.

Other Income, Net

Other income consisted of the following:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                      1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                                          (in millions)
Dividend and interest income                                                    $         15.6    $        27.1
Other, net                                                                                 5.6              7.8
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total other income, net                                                         $         21.2    $        34.9
                                                                                --- ------------- -- -------------


First quarter 1997 dividend and interest income reflects income earned on the cash received from DT and FT for their 1996 equity investment in Sprint as well as the repayment of intercompany debt in connection with the 1996 spinoff of Sprint's cellular division. Sprint has since invested these funds in strategic initiatives and has decreased certain borrowings, reducing the balance held in temporary investments. Dividend and interest income for 1998 also reflects interest earned on loans to affiliates.

Income Taxes

See Note 3 of Condensed Notes to Consolidated Financial Statements for the differences that caused the effective income tax rate to vary from the statutory federal rate.

Extraordinary Item

In 1998, Sprint redeemed, prior to maturity, $115 million of debt with a 9.25% interest rate. This resulted in a $4 million ($0.01 per share) after-tax loss.

Financial Condition

Sprint's consolidated assets totaled $18.8 billion at March 31, 1998 and $18.2 billion at year-end 1997. Net property, plant and equipment increased $285 million since year-end 1997 mainly because of capital expenditures to support the core long distance and local networks and expanded product and service offerings. In addition, this growth reflects an increase in capital expenditures and new capital leases related to the buildout of the SprintCom markets. Sprint's debt-to-capital ratio was 31.4% at March 31, 1998 versus 30.0% at year-end 1997. See "Liquidity and Capital Resources" for additional discussions of changes in Sprint's Consolidated Balance Sheets.

Liquidity and Capital Resources

Operating Activities

Sprint's operating activities provided cash of $853 million in first quarter 1998 versus $700 million in first quarter 1997. Operating cash flows for 1998 mainly reflect improved operating results in Sprint's core businesses.

Investing Activities

Sprint's investing activities used cash of $861 million in first quarter 1998 and $580 million in first quarter 1997. Capital expenditures, which are Sprint's largest investing activity, totaled $653 million in first quarter 1998 and $574 million in first quarter 1997. This increase is mainly due to the buildout of the SprintCom PCS network. Long distance division capital expenditures totaled $205 million for the 1998 first quarter versus $223 million for the same period a year ago. Expenditures in both years were incurred mainly to enhance network reliability, meet increased demand for data-related services, and upgrade capabilities for providing new products and services. Local division capital expenditures totaled $320 million for both the 1998 and 1997 first quarters.
Expenditures in both years were made to accommodate access line growth and expand capabilities for providing enhanced services.

During the 1997 first quarter, Sprint paid $25 million as part of the purchase price for the SprintCom PCS licenses.

 "Investments in and advances to affiliates, net" consisted of the following:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                        1998             1997
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                          (in millions)
Sprint PCS and its affiliates
     Capital contributions                                                      $         33.5    $        16.5
     Advances, net                                                                        90.0            (67.1)
     Capitalized interest                                                                  -               25.0
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                         123.5            (25.6)
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Global One
     Capital contributions                                                               283.5              -
     Advances, net                                                                      (199.7)             -
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                          83.8              -
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Other, net                                                                                 5.3              9.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total                                                                           $        212.6    $       (15.7)
                                                                                --- ------------- -- -------------


Capital contributions and advances to Sprint PCS and its affiliates in both years were used to fund capital and operating requirements. Net contributions to Global One in first quarter 1998 were used mainly to fund operations.

Financing Activities

Sprint's financing activities provided cash of $64 million in the first quarter 1998, while first quarter 1997 activities used cash of $211 million. Financing activities during 1998 reflect long-term borrowings of $290 million, partly offset by payments on long-term debt of $130 million. Financing activities in the first quarter of 1997 reflect payments of $100 million on short-term borrowings and $38 million on long-term debt.

Capital Requirements

Sprint's 1998 investing activities, consisting of capital expenditures and investments in affiliates, are expected to require cash of $5.5 to $6.2 billion. Dividend payments are expected to total $430 million in 1998. These requirements will be funded with cash from operating activities and external sources. External borrowings are expected to total $2.0 to $2.5 billion in 1998.

Sprint expects to spend $5.0 to $5.5 billion on capital expenditures in 1998. Of this total, the long distance and local divisions will require an estimated $2.7 to $3.0 billion. The remainder will mainly be used to build out the SprintCom network.

Sprint PCS and its affiliates are expected to require $200 to $300 million from Sprint in 1998 to help fund operating cash requirements and continue their network buildout. Global One is also expected to require $300 to $400 million from Sprint in 1998 to help fund operations and ongoing development activities.

Liquidity

At March 31, 1998, Sprint had the ability to borrow $744 million under a revolving credit agreement with a syndicate of domestic and international banks. In addition, in 1997, Sprint negotiated a separate five-year revolving credit facility with a bank. At March 31, 1998, Sprint's unused capacity under the committed portion of this facility was $100 million. Sprint may also offer for sale $1.1 billion of debt securities under shelf registration statements filed with the Securities and Exchange Commission.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At March 31, 1998, Sprint could borrow up to $13.5 billion under the most restrictive of its debt covenants.

The most restrictive covenant related to dividends results from Sprint's revolving credit agreement. Among other restrictions, Sprint must maintain specified levels of consolidated net worth. As a result, $2.8 billion of Sprint's $3.8 billion retained earnings was restricted from the payment of dividends at the end of first quarter 1998.

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

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended March 31, 1998.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended March 31, 1998.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         Annual Meeting

         On April 21, 1998, Sprint held its Annual Meeting of Shareholders. In addition to the election of three Class III Directors to serve for a term of three years, the shareholders (i) approved amendments to the 1988 Employees Stock Purchase Plan and (ii) approved the appointment of Ernst & Young LLP as independent auditors for Sprint. The shareholders did not approve three shareholder proposals.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:


                                                            For                             Withheld
          ---------------------------------- ---------------------------------- ----------------------------------
          William T. Esrey                                 258,927,982                     19,008,680
          Linda Koch Lorimer                               259,192,554                     18,744,108
          Stewart Turley                                   259,176,273                     18,760,389

         The following votes were cast with respect to the proposal to approve amendments to the 1988 Employees Stock Purchase Plan:

          For                                              357,249,963
          Against                                            5,440,126
          Abstain                                            1,482,609

         The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 1998:

          For                                              362,188,686
          Against                                            1,180,178
          Abstain                                              803,834

         The following votes were cast with respect to a shareholder proposal requesting that the Board of Directors of Sprint refrain from providing pension or other retirement benefits to non-employee directors unless such benefits are submitted to the shareholders for approval:

          For                                               92,590,049
          Against                                          239,132,914
          Abstain                                            3,455,850
          Broker non-votes                                  28,993,885

         The following votes were cast with respect to a shareholder proposal urging that no option plans be adopted or amended to allow options to be issued for exercise prices below those of any options outstanding at any time during the year preceding the grants of the new options:

          For                                               29,645,871
          Against                                          301,943,238
          Abstain                                            3,589,701
          Broker non-votes                                  28,993,888

         The following votes were cast with respect to a shareholder proposal urging the Board of Directors of Sprint to adopt a policy against making compensation awards to officers and directors which are contingent on a change of control of Sprint unless such awards are submitted to a vote of shareholders and approved by a majority of the votes cast:

          For                                               95,430,963
          Against                                          236,104,875
          Abstain                                            3,642,971
          Broker non-votes                                  28,993,889

Item 5.  Other Information

         For the 1998 first quarter, Sprint's ratio of earnings to fixed charges was 5.72 versus 6.34 for the same 1997 quarter. The ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income from continuing operations before taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include (a) interest on all debt of continuing operations (including amortization of debt issuance costs), (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)    Financial Data Schedules

                  (a)    March 31, 1998

                  (b)    September 30, 1997 Restated

                  (c)    June 30, 1997 Restated

                  (d)    March 31, 1997 Restated

                  (e)    September 30, 1996 Restated

                  (f)    June 30, 1996 Restated

                  (g)    March 31, 1996 Restated

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


Dated:  May 6, 1998

                              EXHIBIT INDEX


        EXHIBIT
        NUMBER

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedules