Form 10-Q
period 1998-06-30
SPRINT CORP
filed 1998-08-10
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998

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

Yes    X          No

                COMMON SHARES OUTSTANDING AT JUNE 30, 1998:
                          COMMON STOCK 343,840,537
                       CLASS A COMMON STOCK 86,236,036

                          SPRINT CORPORATION
             FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                INDEX




                                                                                                  Page
                                                                                         ----------------------

Part I - Financial Information

             Item 1.  Financial Statements

                       Consolidated Balance Sheets                                                  1

                       Consolidated Statements of Income                                            2

                       Consolidated Statements of Comprehensive Income                              3

                       Consolidated Statements of Cash Flows                                        4

                       Consolidated Statement of Common Stock and Other Shareholders'
                           Equity                                                                   5

                        Condensed Notes to Consolidated Financial Statements                        6

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         10

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    25

Part II - Other Information

             Item 1.  Legal Proceedings                                                             26

             Item 2.  Changes in Securities                                                         26

             Item 3.  Defaults Upon Senior Securities                                               26

             Item 4.  Submission of Matters to a Vote of Security Holders                           26

             Item 5.  Other Information                                                             27

             Item 6.  Exhibits and Reports on Form 8-K                                              28

Signature                                                                                           29

Exhibits



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED BALANCE SHEETS                                                                      SPRINT CORPORATION
(in millions, except per share data)
-------------------------------------------------------------------------- -------------------- --- ----------------
                                                                                June 30,             December 31,
                                                                                  1998                   1997
-------------------------------------------------------------------------- -------------------- --- ----------------
                                   (unaudited)

Assets
Current assets
   Cash and equivalents                                                    $           93.3     $          101.7
   Accounts receivable, net of allowance for doubtful accounts
       of $159.7 and $146.7                                                         2,492.6              2,495.6
   Inventories                                                                        381.0                352.0
   Prepaid expenses                                                                   228.0                159.1
   Notes and other receivables                                                        519.5                464.6
   Other                                                                              178.3                199.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current assets                                                             3,892.7              3,772.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Investments in equity securities                                                      367.4                303.0
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Property, plant and equipment
   Long distance communications services                                            8,838.2              8,245.5
   Local communications services                                                   14,536.7             14,011.5
   Other                                                                            1,888.2                953.9
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total property, plant and equipment                                             25,263.1             23,210.9
   Less accumulated depreciation                                                   12,375.4             11,716.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Net property, plant and equipment                                               12,887.7             11,494.1
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Investments in and advances to affiliates                                           1,158.3              1,427.5
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Other assets                                                                        1,484.6              1,187.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Total                                                                      $       19,790.7     $       18,184.8
                                                                           ---- --------------- ---- ---------------

Liabilities and Shareholders' Equity
Current liabilities
   Current maturities of long-term debt                                    $          115.8     $          131.0
   Accounts payable                                                                 1,251.7              1,100.1
   Accrued interconnection costs                                                      569.0                672.7
   Accrued taxes                                                                      354.6                270.7
   Advance billings                                                                   211.3                202.9
   Other                                                                              704.0                699.4
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current liabilities                                                        3,206.4              3,076.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Construction obligations                                                              474.8                 -
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Long-term debt                                                                      4,406.2              3,748.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                   979.9              1,016.5
   Postretirement and other benefit obligations                                     1,068.1                947.4
   Other                                                                              422.6                358.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total deferred credits and other liabilities                                     2,470.6              2,322.7
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Redeemable preferred stock                                                              9.5                 11.5
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, 1,000.0 shares authorized,
     350.3 shares issued, and 343.9 and 343.8 shares outstanding                      875.7                875.7
   Class A common stock, par value $2.50 per share, 500.0 shares
     authorized, 86.2 shares issued and outstanding                                   215.6                215.6
   Capital in excess of par or stated value                                         4,479.0              4,457.7
   Retained earnings                                                                3,899.0              3,693.1
   Treasury stock, at cost, 6.4 and 6.5 shares                                       (343.0)              (292.9)
   Accumulated other comprehensive income                                             114.4                107.9
   Other                                                                              (17.5)               (31.9)
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total common stock and other shareholders' equity                                9,223.2              9,025.2
--------------------------------------------------------------------------
                                                                           ---- --------------- ---- ---------------

Total                                                                      $       19,790.7     $       18,184.8
                                                                           ---- --------------- ---- ---------------

                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                                                  SPRINT CORPORATION
(in millions, except per share data)
-------------------------------------------- ---------------------------------- ----------------------------------
                                                       Quarter Ended                      Year-to-Date
                                                         June 30,                           June 30,
-------------------------------------------- ---------------------------------- ----------------------------------
                                                     1998             1997              1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Operating Revenues                       $       3,967.2   $      3,667.5   $       7,878.1   $      7,246.0

Operating Expenses
   Costs of services and products                    1,891.5          1,849.6           3,775.8          3,644.5
   Selling, general and administrative                 931.3            803.2           1,822.4          1,571.2
   Depreciation and amortization                       468.8            419.2             936.1            830.1
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                          3,291.6          3,072.0           6,534.3          6,045.8
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating Income                                       675.6            595.5           1,343.8          1,200.2

Interest expense                                       (61.3)           (40.7)           (128.0)           (85.5)
Equity in loss of Global One                           (41.7)           (23.6)            (86.9)           (47.3)
Equity in loss of Sprint PCS                          (226.3)          (136.0)           (436.0)          (221.9)
Other income, net                                       17.3             19.8              38.5             54.7
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income before income taxes and
   extraordinary item                                  363.6            415.0             731.4            900.2

Income taxes                                          (150.1)          (159.1)           (301.4)          (354.3)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before extraordinary item                       213.5            255.9             430.0            545.9

Extraordinary item, net                                  -                -                (4.4)             -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Income                                             213.5            255.9             425.6            545.9

Preferred stock dividends                               (0.2)            (0.2)             (0.5)            (0.5)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Earnings applicable to common stock          $         213.3   $        255.7   $         425.1   $        545.4
                                             --- ------------- -- ------------- --- ------------- -- -------------

Basic Earnings per Common Share
Income before extraordinary item             $          0.50   $         0.59   $          1.00   $         1.27
Extraordinary item                                       -                -               (0.01)             -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total                                        $          0.50   $         0.59   $          0.99   $         1.27
                                             --- ------------- -- ------------- --- ------------- -- -------------
Basic weighted average common shares                   430.5            430.5             430.3            430.5
                                             --- ------------- -- ------------- --- ------------- -- -------------

Diluted Earnings per Common Share
Income before extraordinary item             $          0.49   $         0.59   $          0.98   $         1.25
Extraordinary item                                      -                -                (0.01)            -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total                                        $          0.49   $         0.59   $          0.97   $         1.25
                                             --- ------------- -- ------------- --- ------------- -- -------------
Diluted weighted average common shares                 439.5            436.5             439.0            436.2
                                             --- ------------- -- ------------- --- ------------- -- -------------

Dividends per Common Share                   $          0.25   $         0.25   $          0.50   $         0.50
                                             --- ------------- -- ------------- --- ------------- -- -------------





                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)                                    SPRINT CORPORATION
(in millions)
-------------------------------------------- ---------------------------------- ----------------------------------
                                                       Quarter Ended                      Year-to-Date
                                                         June 30,                           June 30,
-------------------------------------------- ---------------------------------- ----------------------------------
                                                   1998             1997              1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------

Net Income                                   $         213.5   $     255.9      $         425.6   $     545.9
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Other Comprehensive Income
   Unrealized holding gains (losses) on
     securities                                         (5.1)         14.3                 13.4           4.4
   Tax (expense) benefit                                 1.9          (5.3)                (4.8)         (1.7)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Net unrealized holding gains (losses)
     on securities                                      (3.2)          9.0                  8.6           2.7

   Foreign currency translation adjustments             (2.6)         (0.5)                (2.1)          5.8
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

   Total other comprehensive income                     (5.8)          8.5                  6.5           8.5
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Comprehensive Income                         $         207.7   $     264.4      $         432.1   $     554.4
                                             --- ------------- -- ------------- --- ------------- -- -------------









































                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                              SPRINT CORPORATION
(in millions)
------------------------------------------------------------------------------- --- ------------- -- -------------
Year-to-Date June 30,                                                                   1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------


Operating Activities
Net income                                                                      $        425.6    $       545.9
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Equity in net losses of affiliates                                                  521.9            271.0
     Depreciation and amortization                                                       936.1            830.1
     Deferred income taxes and investment tax credits                                    (16.9)            88.5
     Changes in assets and liabilities:
       Accounts receivable, net                                                            3.0            (42.8)
       Inventories and other current assets                                              (29.2)            (5.4)
       Accounts payable and other current liabilities                                    142.7           (153.1)
       Noncurrent assets and liabilities, net                                            (52.9)            16.1
     Other, net                                                                            2.8             (5.9)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                              1,933.1          1,544.4
------------------------------------------------------------------------------- --- ------------- -- -------------


Investing Activities
Capital expenditures                                                                  (2,040.7)        (1,268.1)
Purchase of PCS licenses                                                                   -             (433.7)
Investments in and advances to affiliates, net                                          (451.0)          (140.8)
Other, net                                                                               (17.2)            14.3
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                 (2,508.9)        (1,828.3)
------------------------------------------------------------------------------- --- ------------- -- -------------


Financing Activities
Payments on long-term debt                                                              (164.6)           (70.1)
Proceeds from long-term debt                                                             495.2              -
Change in construction obligations                                                       474.8              -
Change in short-term borrowings                                                            -             (200.0)
Dividends paid                                                                          (205.2)          (188.6)
Treasury stock purchased                                                                (110.4)           (73.8)
Other, net                                                                                77.6             57.5
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by financing activities                                         567.4           (475.0)
------------------------------------------------------------------------------- --- ------------- -- -------------

Decrease in Cash and Equivalents                                                          (8.4)          (758.9)

Cash and Equivalents at Beginning of Period                                              101.7          1,150.6
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                           $         93.3    $       391.7
                                                                                --- ------------- -- -------------















                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENT OF COMMMON STOCK AND OTHER SHAREHOLDERS' EQUITY                           SPRINT CORPORATION
(Unaudited)
(in millions)
-------------------------------------------------------------------------------------------------------------------
Year-to-Date June 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                               Capital
                                               in
                                               Excess                           Accumulated
                                    Class A    of Par                              Other
                          Common    Common     or        Retained   Treasury   Comprehensive
                           Stock     Stock     Stated    Earnings    Stock        Income         Other     Total
                                               Value
-------------------------------------------------------------------------------------------------------------------


Beginning 1998 Balance  $   875.7 $    215.6 $ 4,457.7  $3,693.1  $   (292.9)$     107.9      $  (31.9) $ 9,025.2

Net income                    -          -         -       425.6         -           -             -        425.6
Common stock dividends        -          -         -      (172.3)        -           -             -       (172.3)
Class A common stock
   dividends                  -          -         -       (43.1)        -           -             -        (43.1)
Treasury stock
   purchased                  -          -         -         -        (110.4)        -             -       (110.4)
Treasury stock issued         -          -         0.5      (5.7)       52.8         -             -         47.6
Other, net                    -          -        20.8       1.4         7.5         6.5          14.4       50.6
-------------------------------------------------------------------------------------------------------------------

June 1998 Balance       $   875.7 $    215.6 $ 4,479.0  $3,899.0  $   (343.0)$     114.4      $  (17.5) $ 9,223.2
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Sprint Corporation's 1997 annual report on Form 10-K. Operating results for the 1998 year-to-date period are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint Corporation and its wholly owned and majority-owned subsidiaries (Sprint). Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method (see Note 3).

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


2.  Restructuring and Recapitalization Plans

Sprint has entered into a restructuring agreement with Tele-Communications, Inc.
(TCI), Comcast Corporation (Comcast) and Cox Communications, Inc. (Cox) (together, the Cable Parents) to restructure Sprint's wireless personal communication services (PCS) operations (the PCS Restructuring). Sprint will acquire the joint venture interests of TCI, Comcast and Cox in Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (together, Sprint Spectrum Holdings) and the joint venture interests of TCI and Cox in PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P. (together, PhillieCo). In exchange for these joint venture interests, Sprint will issue to the Cable Parents a newly created class of Sprint common stock (the PCS Stock). The PCS Stock is intended to reflect separately the performance of these joint ventures and the domestic PCS operations of Sprint's wholly-owned subsidiaries, SprintCom, Inc. and SprintCom Equipment Company, L.P. (together, SprintCom). These operations, which after the PCS Restructuring will be 100% owned by Sprint (subject to a 40.8% minority interest in the entity holding the PCS license for and conducting operations in the Los Angeles/San Diego/Las Vegas area), will be referred to as the PCS Group.

The FON Stock, which will be created in a tax-free recapitalization, is intended to reflect the performance of all of Sprint's other operations, including its long distance, local telecommunications, and product distribution and directory publishing divisions, emerging businesses and its interest in Global One. These operations will be referred to as the FON Group.

These transactions are subject to shareholder and regulatory approvals. The PCS Restructuring is expected to close in the 1998 fourth quarter.

3.  Investments

Sprint is a 40% partner in Sprint Spectrum Holdings and a 47.1% partner in PhillieCo (together, Sprint PCS). Sprint PCS is building the nation's first single-technology, state-of-the-art wireless network to provide PCS across the United States.

Sprint is also a partner in Global One, a joint venture with Deutsche Telekom AG
(DT) and France Telecom S.A. (FT) formed to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany) and a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

Combined,   summarized  financial  information  (100%  basis)  of  all  entities accounted for using the equity method was as follows:

                                                       Quarter Ended                      Year-to-Date
                                                         June 30,                           June 30,
                                             ---------------------------------- ----------------------------------
                                                     1998             1997              1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in millions)
Results of operations
  Net operating revenues                     $       817.5     $       555.9    $      1,520.1    $       988.1
                                             --- ------------- -- ------------- --- ------------- -- -------------
  Net operating loss                         $      (522.9)    $      (416.4)   $     (1,159.4)   $      (734.8)
                                             --- ------------- -- ------------- --- ------------- -- -------------
  Net loss                                   $      (637.1)    $      (541.6)   $     (1,376.8)   $      (882.8)
                                             --- ------------- -- ------------- --- ------------- -- -------------
Sprint's net losses in affiliates            $      (265.8)    $      (157.5)   $       (521.3)   $      (264.0)
                                             --- ------------- -- ------------- --- ------------- -- -------------


4.  Income Taxes

The differences that caused Sprint's effective income tax rates to vary from the statutory federal rate of 35% were as follows:

                                                                                          Year-to-Date
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                        1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                          (in millions)
Income tax expense at the statutory rate                                        $        256.0     $      315.1
Less: Investment tax credits included in income                                            0.8              1.9
                                                                                --- ------------- -- -------------
Expected federal income taxes after investment tax credits                               255.2            313.2
Effect of:
  State income taxes, net of federal income tax effect                                    26.7             30.7
  Equity in losses of foreign joint ventures                                              19.8             12.1
  Other, net                                                                              (0.3)            (1.7)
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax expense, including investment tax credits                            $        301.4     $      354.3
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 41.2%            39.4%
                                                                                --- ------------- -- -------------

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

In June 1997, Sprint recorded an additional $20 million charge related to the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. In June 1998, the court approved the class action settlement; however, a number of potential class members decided not to participate in that settlement and another group of potential class members appealed from the order that approved the settlement.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not result in a material effect on Sprint's consolidated financial statements.


6.  Supplemental Cash Flow Information

                                                                                            Year-to-Date
                                                                                              June 30,
                                                                                --- ------------------------------
                                                                                        1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                          (in millions)
Cash paid for:
   Interest (net of amounts capitalized)                                         $       126.0     $       89.7
                                                                                --- ------------- -- -------------
   Income taxes                                                                  $       224.0     $      217.1
                                                                                --- ------------- -- -------------

Noncash activity:
   Capital lease obligations                                                     $       256.1     $       30.0
                                                                                --- ------------- -- -------------


7.  Earnings per Share

Dilutive securities, such as options, included in the calculation of diluted weighted average common shares were 8.7 and 5.7 million shares for the 1998 and 1997 year-to-date periods, respectively, and 9.0 and 6.0 million shares for the 1998 and 1997 second quarters, respectively.


8.  Comprehensive Income

In 1998, Sprint adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income; rather, comprehensive income is displayed as a separate statement in the Consolidated Statements of Comprehensive Income and as an additional component in the Consolidated Balance Sheets and the Consolidated Statement of Common Stock and Other Shareholders' Equity.

9.  Recently Issued Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Sprint will adopt SFAS 133 beginning January 1, 2000. This statement is not expected to have a material impact on Sprint.

10.  Agreement for Sale of Properties

In April 1998, Sprint signed an agreement to sell approximately 79,000 residential and business access lines in rural Illinois. Sprint expects to complete the sale of these properties, which is subject to regulatory approval, and record the related gain in late 1998.

                                                                         PART I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       SPRINT CORPORATION
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Sprint Corporation, with its subsidiaries, (Sprint) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

        - the effects of vigorous competition in the markets in which Sprint operates;
        - the cost and business risks associated with entering and expanding new markets necessary to provide seamless services and to provide new services;
        - the risks related to Sprint's investments in Sprint Spectrum Holding Company, L.P. and MinorCo, L.P.(together, Sprint Spectrum Holdings), PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P.
          (together, PhillieCo), Global One and other joint ventures;
        - the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
        - requirements  imposed on Sprint or latitude allowed its competitors by
          the Federal Communications Commission   (FCC)   or  state   regulatory
          commissions   under   the Telecommunications Act of 1996;
        - unexpected results of litigation filed against  Sprint;
        - the  impact of the Year 2000 issue and any  related noncompliance; and
        - the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.

The words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Sprint undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Moreover, Sprint, through senior management, may from time to time make forward-looking statements about the matters described herein or other matters concerning Sprint.

Strategic Initiatives

Restructuring and Recapitalization Plans

Sprint has entered into a restructuring agreement with Tele-Communications, Inc.
(TCI), Comcast Corporation (Comcast) and Cox Communications, Inc. (Cox) (together, the Cable Parents) to restructure Sprint's wireless personal communication services (PCS) operations (the PCS Restructuring). Sprint will acquire the joint venture interests of TCI, Comcast and Cox in Sprint Spectrum Holdings and the joint venture interests of TCI and Cox (together, the PhillieCo Partners) in PhillieCo. In exchange for these joint venture interests, Sprint will issue to the Cable Parents a newly created class of Sprint common stock (the PCS Stock). The PCS Stock is intended to reflect separately the performance of these joint ventures and the domestic PCS operations of Sprint's wholly-owned subsidiaries, SprintCom, Inc. and SprintCom Equipment Company, L.P.
(together,  SprintCom). These operations will be referred to as the PCS Group.

The FON Stock, which will be created in a tax-free recapitalization, is intended to reflect separately the performance of all of Sprint's other operations, including long distance, local telecommunications, and product distribution and directory publishing divisions, emerging businesses and its interest in Global One. These operations will be referred to as the FON Group.

These transactions are subject to shareholder and regulatory approvals. The PCS Restructuring is expected to close in the 1998 fourth quarter.

Integrated On-demand Network

In June 1998, Sprint announced its strategy to enter new local markets with its Integrated On-demand Network (ION). ION is expected to extend Sprint's existing advanced network capabilities to customer premises and enable Sprint to meet two critical business needs, namely (a) to provide the network infrastructure to meet customers' ever-increasing demands for data, Internet, and video use and
(b) to provide the foundation for Sprint to provide competitive local service. Sprint will be assisted in this development effort by Cisco Systems and Bellcore. These companies will be contributing their expertise and assisting in the funding of these efforts. Additional infrastructure capital will be required as demand for the services develops.

ION intends to rely substantially on the transmission infrastructure of the long distance division and to a lesser extent on the transmission infrastructure of the local telecommunications division. Where existing Sprint facilities do not exist, ION will evaluate whether facilities should be built, leased or acquired. Because a significant amount of future investment will be associated with specific customer contracts, Sprint should be able to manage its investment in ION to be consistent with customer demand.

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance telephone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services.

Local Division

The local division consists of regulated local exchange carriers (LECs) serving more than 7.5 million access lines in 19 states. It provides local exchange services, access by telephone customers and other carriers to Sprint's local exchange facilities, sales of telecommunications equipment, and long distance services within specified regional calling areas, or local access transport areas (LATAs).

Product Distribution and Directory Publishing Division

The product distribution and directory publishing businesses provide wholesale distribution services of telecommunications products, and publish and market white and yellow page telephone directories.

Emerging Businesses

Emerging businesses consists of competitive local exchange carrier (CLEC) services, Sprint Paranet, SprintCom, and Sprint International. Emerging businesses also includes consumer Internet access services prior to the closing of the Earthlink transaction (see "Segmental Results of Operations - Emerging Businesses" for more information).

Strategic Alliances

Global One

Sprint is a partner in Global One, a joint venture with Deutsche Telekom AG (DT) and France Telecom S.A. (FT) to provide seamless global telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany) and a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

DT and FT each own 10% of Sprint's voting equity through Sprint's Class A common stock. As Class A common shareholders, they have the right in most cases to proportionate representation on Sprint's Board of Directors. They may also purchase additional Class A common shares from Sprint to keep their ownership level at 10% each.

Sprint PCS

Sprint is a 40% partner in Sprint Spectrum Holdings and a 47.1% partner in PhillieCo (together, Sprint PCS). Sprint PCS is building the nation's first single-technology, all-digital, state-of-the-art wireless network to provide PCS across the United States. PCS uses digital technology, which has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. PCS also offers features such as voice mail, Caller ID, Call Waiting and Three-way Calling. Sprint PCS offers service to 156 metropolitan markets with 108 million people.

As part of an overall strategy to increase PCS coverage, Sprint directly acquired the rights to PCS licenses covering 139 markets across the United States. These licenses reach a total population of 70 million people. Sprint PCS and Sprint have licensed PCS coverage of nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

In May 1998, Sprint announced it had reached an agreement with the Cable Parents to restructure the ownership interests of Sprint PCS. See "Strategic Initiatives
- Restructuring and Recapitalization Plans" for more information.

Results Of Operations

Consolidated

Total net operating revenues for the 1998 second quarter increased 8% to $4.0 billion from $3.7 billion for the same period a year ago. Net income was $214 million ($0.50 per basic share) versus $256 million ($0.59 per basic share) for the 1997 second quarter. The 1997 second quarter includes a $0.03 per share charge related to litigation in the long distance division.

Net operating revenues for the first six months of 1998 increased 9% to $7.9 billion from $7.2 billion for the same 1997 period. Net income was $426 million ($0.99 per basic share) versus $546 million ($1.27 per basic share) in 1997. Net income for 1998 includes a $0.01 per share extraordinary charge related to the early extinguishment of debt, while 1997 includes the $0.03 per share charge related to litigation.

Core Businesses

Sprint's core businesses generated improved 1998 second quarter net operating revenues and operating income compared with the same 1997 period. Core results exclude the impact from joint ventures and emerging businesses. Both second quarter and year-to-date 1998 long distance calling volumes increased 12% from the same 1997 periods. Access lines served by the local division increased 3.4% during the past 12 months. Excluding the sale of exchanges in the 1997 fourth quarter, access line growth would have been 5.4%.

Segmental Results of Operations

Long Distance Division

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                         June 30,                              Variance
                                             ----------------------------------     -------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- -----------------
                                                                         (in millions)
Net operating revenues                       $      2,381.7    $     2,218.6    $        163.1           7.4%

Operating expenses
   Interconnection                                    950.5            999.6             (49.1)         (4.9)%
   Operations                                         334.0            317.1              16.9           5.3%
   Selling, general and administrative                557.1            493.0              64.1          13.0%
   Depreciation and amortization                      205.0            167.2              37.8          22.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            2,046.6          1,976.9              69.7           3.5%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        335.1    $       241.7 (1)$         93.4          38.6%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       14.1%            10.9%(1)
                                             --- ------------- -- -------------

(1)Excluding a $20 million charge related to litigation, 1997 second quarter operating income and margin would have been $262 million and 11.8%, respectively.



                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year-to-Date
                                                         June 30,                              Variance
                                             ----------------------------------     -------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- -----------------
                                                                         (in millions)
Net operating revenues                       $      4,749.3    $     4,391.0    $        358.3           8.2%

Operating expenses
   Interconnection                                  1,921.1          2,007.0             (85.9)         (4.3)%
   Operations                                         656.6            592.9              63.7          10.7%
   Selling, general and administrative              1,101.7            964.1             137.6          14.3%
   Depreciation and amortization                      407.0            333.8              73.2          21.9%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            4,086.4          3,897.8             188.6           4.8%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        662.9    $       493.2 (1)$        169.7          34.4%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       14.0%            11.2%(1)
                                             --- ------------- -- -------------

(1)Excluding a $20 million charge related to litigation, 1997 year-to-date operating income and margin would have been $513 million and 11.7%, respectively.


Net Operating Revenues

Second quarter and year-to-date net operating revenues for 1998 increased 7% and 8%, respectively, from the same 1997 periods. All major market segments - residential, business and wholesale - contributed to these increases. The increases mainly reflect strong minute growth of 12% in both 1998 periods and increased data services revenue, partly offset by a more competitive pricing environment and a change in the mix of products sold.

Business and Data Market - Both second quarter and year-to-date business market revenues increased 13% in 1998 from the same 1997 periods, reflecting increased calling volumes for toll-free and direct-distance-dialing toll (WATS) calls made within the United States. Growth in the small and medium business market was due to the growth in Real Solutions (sm) customers and the continuing success of the division's small business product, Fridays Free. Data services, which includes sales of capacity on Sprint's network to Internet service providers, showed strong growth because of continued demand and expanded service offerings.

Residential Market - Second quarter and year-to-date residential market revenues increased 5% and 6%, respectively, in 1998 from the same 1997 periods, reflecting increases in 1998 mainly from long distance calling card calls made by LEC customers. Through various agreements Sprint has with LECs, their customers use the Sprint network when making long distance calls.

Wholesale Market - Second quarter and year-to-date wholesale market revenues increased 2% and 6%, respectively, in 1998 from the same 1997 periods, reflecting strong minute growth in the domestic market. These increases mainly reflect increased WATS calling volumes, partly offset by a change in international mix to lower yielding but higher margin countries.

Interconnection Costs

Interconnection costs consist of amounts paid to LECs, other domestic service providers, and foreign telephone companies to complete calls made by the division's domestic customers. Second quarter and year-to-date 1998 interconnection costs decreased 5% and 4%, respectively, from the same 1997 periods, reflecting lower unit costs for both domestic and international access, partly offset by strong minute growth. The lower domestic costs are generally due to FCC-mandated access rate reductions, while lower international costs reflect continued competition in the market. Access rates are expected to continue to decline in the second half of 1998; however, the year-over-year cost savings for the remainder of the year is not expected to be as significant because the 1997 third and fourth quarters include certain rate reductions that took effect in July 1997. Internationally, Sprint expects market opening measures and competitive pressures to contribute to the continued trend of declining interconnection unit costs. Interconnection costs were 39.9% and 40.5% of net operating revenues in the 1998 second quarter and year-to-date periods, respectively, versus 45.1% and 45.7% for the same periods a year ago.

Operations Expense

Operations expense mainly consists of costs related to operating and maintaining the long distance network and costs of equipment sales. It also includes costs of providing operator, public payphone and video teleconferencing services, as well as telecommunications services for the hearing impaired. Second quarter and year-to-date 1998 operations expense increased 5% and 11%, respectively, from the same 1997 periods. These increases reflect increased costs related to data services growth as well as increases in the volume of network equipment operating leases, partly offset by decreased costs of equipment sales. In addition, FCC-mandated payments to public payphone providers increased in the 1997 second quarter. As a result, the 1997 year-to-date period reflects three months of these payments compared with six months for the same 1998 period. As a percentage of net operating revenues, operations expense was 14.0% and 13.8% in the 1998 second quarter and year-to-date periods, respectively, and 14.3% and 13.5% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense increased 13% and 14% in the 1998 second quarter and year-to-date periods, respectively, from the same 1997 periods. These increases reflect the overall growth of the division's operating activities as well as increases in marketing activities and promotions to support products and services. SG&A expense was 23.4% and 23.2% of net operating revenues in the 1998 second quarter and year-to-date periods, respectively, and 22.2% and 22.0% for the same periods a year ago.

Depreciation and Amortization Expense

Second quarter and year-to-date 1998 depreciation and amortization expense increased 23% and 22%, respectively, from the same 1997 periods, generally due to an increased asset base and shorter average depreciable lives. Capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services and upgrade capabilities for providing new products and services. Depreciation and amortization expense was 8.6% and 8.5% of net operating revenues in the 1998 second quarter and year-to-date periods, respectively, and 7.5% and 7.6% for the same periods a year ago.

Local Division

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                         June 30,                             Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $      1,345.7    $     1,336.8    $          8.9           0.7%

Operating expenses
   Costs of services and products                     456.2            465.0              (8.8)         (1.9)%
   Selling, general and administrative                286.2            267.5              18.7           7.0%
   Depreciation and amortization                      234.5            235.1              (0.6)         (0.3)%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              976.9            967.6               9.3           1.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        368.8    $       369.2    $         (0.4)         (0.1)%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       27.4%            27.6%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year-to-Date
                                                         June 30,                             Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $      2,667.9    $     2,641.1    $         26.8           1.0%

Operating expenses
   Costs of services and products                     916.1            911.4               4.7           0.5%
   Selling, general and administrative                564.1            525.7              38.4           7.3%
   Depreciation and amortization                      467.7            466.5               1.2           0.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            1,947.9          1,903.6              44.3           2.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        720.0    $       737.5    $        (17.5)         (2.4)%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       27.0%            27.9%
                                             --- ------------- -- -------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. The main effect of the pricing change was to reduce "Net Operating Revenues Other
Revenues" as described below. For comparative purposes, the following discussion of local division operating results assumes these pricing changes occurred at the beginning of 1997. Based on this assumption, the 1997 second quarter and year-to-date operating margins would have been 26.1% and 26.4%, respectively.


Net Operating Revenues

Net operating revenues increased 3% in both the 1998 second quarter and year-to-date periods from the same 1997 periods. These increases mainly reflect customer access line growth, and increased sales of equipment and network-based services such as Caller ID and Call Waiting. Excluding the sale of local exchanges in the 1997 fourth quarter, net operating revenues would have increased 5% and 6% in the 1998 second quarter and year-to-date periods, respectively, and access line growth would have been 5.4% during the past 12 months.

Local Service Revenues

Local service revenues, derived from local exchange services, increased 5% and 6% (8% for both periods excluding the sale of exchanges) in the 1998 second quarter and year-to-date periods, respectively, from the same 1997 periods. Local service revenues increased because of continued demand for network-based services. These increases also reflect increased sales of private line services and maintenance of customer wiring and equipment.

Network Access Revenues

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 1% (3% excluding the sale of exchanges) for both the 1998 second quarter and year-to-date periods compared with the same 1997 periods. The 1998 second quarter and year-to-date revenues reflect a 5% (7% excluding the sale of exchanges) increase in minutes of use, partly offset by FCC-mandated access rate reductions.

Toll Service Revenues

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. Second quarter and year-to-date 1998 toll service revenues declined 29% and 28%, respectively, compared with the same 1997 periods. These decreases were mainly due to extended local calling areas and increased competition in the intrastate long distance market. These losses were, in part, offset by increases in the division's local service revenues and network access revenues. In addition, Sprint's long distance division has acquired some of the customer base to help mitigate the erosion of these revenues.

Other Revenues

Other revenues include telecommunications equipment sales, directory sales and listing services, billing and collection services, services to locate underground utility lines and commissions for the sale of long distance service on behalf of Sprint's long distance division. During the 1998 second quarter and year-to-date periods these revenues increased 17% and 20%, respectively, compared with the same 1997 periods. The increases were mainly due to increased equipment sales of business systems and data networks, growth in payphone revenues, expanded operations of locating underground utility lines and increased commissions from the sale of Sprint's long distance services.

Costs of Services and Products

Costs of services and products consists of costs related to operating and maintaining the local network and costs of equipment sales. These expenses decreased 2% (less than 1% excluding the sale of exchanges) in second quarter 1998 and increased 1% (3% excluding the sale of exchanges) for the 1998 year-to-date period compared with the same periods a year ago. This reflects continued cost control, while still supporting customer access line growth and increased equipment sales. Costs of services and products was 33.9% and 34.3% of net operating revenues in the 1998 second quarter and year-to-date periods, respectively, and 35.5% and 35.2% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense increased 7% (9% excluding the sale of exchanges) in both 1998 second quarter and year-to-date periods. These increases were mainly due to increased customer service costs related to access line growth and marketing costs to promote new products and services. SG&A expense was 21.3% and 21.2% of net operating revenues in the 1998 second quarter and year-to-date periods, respectively, and 20.4% and 20.3% for the same periods a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense remained flat (increased 2% excluding the sale of exchanges) in both the 1998 second quarter and year-to-date periods because of plant additions, offset by lower depreciation rates resulting from longer asset lives. Depreciation and amortization expense was 17.4% and 17.5% of net operating revenues in the 1998 second quarter and year-to-date periods, respectively, and 18.0% and 18.1% for the same periods a year ago.

Product Distribution and Directory Publishing Division


                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                         June 30,                             Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $        445.1    $       364.4    $         80.7          22.1%

Operating expenses
   Costs of services and products                     355.4            307.5              47.9          15.6%
   Selling, general and administrative                 26.5             23.2               3.3          14.2%
   Depreciation and amortization                        2.4              2.0               0.4          20.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              384.3            332.7              51.6          15.5%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         60.8    $        31.7    $         29.1          91.8%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       13.7%             8.7%
                                             --- ------------- -- -------------



                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year-to-Date
                                                         June 30,                             Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997               Dollar            %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $        836.3    $       674.1    $        162.2          24.1%

Operating expenses
   Costs of services and products                     659.3            566.8              92.5          16.3%
   Selling, general and administrative                 52.4             44.8               7.6          17.0%
   Depreciation and amortization                        4.6              3.8               0.8          21.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              716.3            615.4             100.9          16.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        120.0    $        58.7    $         61.3         104.4%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       14.3%             8.7%
                                             --- ------------- -- -------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. Had these pricing changes occurred at the beginning of 1997, net operating revenues would have increased 24% from $359 million in second quarter 1997. Approximately two-thirds of this revenue increase was from sales to affiliates and one-third was from non-affiliates.Year-to-date net operating revenues would have increased 26% from $665 million in the first six months of 1997.Costs of services and products would have increased 28% from $279 million in the 1997 second quarter and 29% from $510 million in the 1997 year-to-date period. The second quarter and year-to-date 1997 operating margins would have been 15.3% and 16.0%, respectively. The decrease in 1998 margins compared with the 1997 margins (adjusted for the transfer pricing change) was attributable to the distribution business.

Emerging Businesses

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Quarter Ended                      Year-to-Date
                                                         June 30,                           June 30,
                                             ----------------- ---------------- ----------------- ----------------
                                                   1998             1997              1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                        (in millions)

Net operating revenues                       $        46.1     $        5.1     $        93.5     $        7.9
                                             --- ------------- -- ------------- --- ------------- -- -------------

Operating loss                               $       (77.5)    $      (37.6)    $      (138.4)    $      (70.4)
                                             --- ------------- -- ------------- --- ------------- -- -------------


Most  of  the  1998  revenues  were  from  Sprint   Paranet.   Sprint   acquired
Houston-based Paranet, Inc., in September 1997 to allow Sprint to capitalize on the accelerating demand for network management services.

Operating losses for both years largely reflect activities to develop or enter newly competitive domestic and international markets, such as CLEC services and the buildout of the SprintCom PCS markets.

Costs incurred year-to-date and during second quarter 1998 relating to CLEC services were mainly due to the development of ION. While Sprint's approach to entering the CLEC market has enabled it to avoid significant losses, Sprint continues to devote significant resources toward developing ION (see "Strategic Initiatives - Integrated On-demand Network" for more information).

In June 1998, Sprint completed the strategic alliance to combine Sprint's Internet business with EarthLink Network Inc. (EarthLink), an Internet service provider. EarthLink obtained Sprint's Internet Passport customers and took over the day-to-day operations of those services. This relationship enables Sprint to build its brand equity and market share. Earthlink had a total of 710,000 subscribers, including Sprint Internet Passport customers, through June 1998. As a result of the sale of Sprint's Internet business to EarthLink, the emerging businesses segment will no longer include the operating results of Sprint's Internet business.

Nonoperating Items

Interest Expense

Interest costs on borrowings consist of the following:


                                                       Quarter Ended                      Year-to-Date
                                                         June 30,                           June 30,
                                             ---------------------------------- ----------------------------------
                                                     1998             1997              1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                        (in millions)
Interest expense on outstanding debt         $         50.5    $        33.7    $        105.0    $        69.4
Capitalized interest costs                             22.7             27.7              41.3             56.7
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total interest costs on outstanding debt
                                             $         73.2    $        61.4    $        146.3    $       126.1
                                             --- ------------- -- ------------- --- ------------- -- -------------

Average debt outstanding                     $      4,220.6    $     3,072.6    $      4,103.5    $     3,152.5
                                             --- ------------- -- ------------- --- ------------- -- -------------

Effective interest rate                                 6.9%             8.0%              7.1%             8.0%
                                             --- ------------- -- ------------- --- ------------- -- -------------


Through June 1997, Sprint capitalized interest costs on borrowings related to its investment in Sprint PCS. Sprint stopped capitalizing these costs because Sprint PCS no longer qualified as a development-stage company. Sprint continues to capitalize interest costs related to the buildout of SprintCom markets.

The decrease in Sprint's effective interest rate for the second quarter and year-to-date periods was due to an increase in short-term borrowings as a percentage of total borrowings. Short-term borrowings have been classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings. Average debt outstanding increased to support various Sprint initiatives.


Global One

Global One's revenues totaled $258 and $523 million in the 1998 second quarter and year-to-date periods, respectively, compared with $286 and $529 million in the same periods a year ago. Sprint's share of losses from Global One totaled $42 and $87 million in the 1998 second quarter and year-to-date periods, respectively, compared with $24 and $47 million a year ago. The increased losses in 1998 reflect lower operating margins resulting from higher operating costs. In an effort to improve profitability, Global One is refocusing its efforts to place more emphasis on corporate retail customers.

Global One is continuing to review its operations, is implementing expense controls, and is focusing on improving the network infrastructure in an effort to improve efficiencies and reduce operating costs. Global One is in the process of implementing various components of a plan to address these items. It is expected that Global One will incur nonrecurring charges as the plan is executed.

Sprint PCS

Sprint PCS' revenues totaled $285 and $468 million in the 1998 second quarter and year-to-date periods, respectively, versus $26 and $35 million a year ago. Sprint's share of losses from Sprint PCS was $226 and $436 million in the 1998 second quarter and year-to-date periods, respectively, compared with $136 and $222 million a year ago. The 1998 losses reflect marketing and promotional costs, and operating costs to support a growing customer base. At the end of June 1998, the Sprint PCS customer base exceeded 1.3 million customers. The venture is continuing to aggressively obtain new customers, which has resulted in higher losses in 1998 compared with 1997.

Average monthly revenue per customer (ARPU) for the six months ended June 30, 1998 was $60. This average is expected to decline in the future (consistent with industry projections) due to increased competition resulting from additional wireless service providers entering the market. Sprint PCS has adopted marketing plans that both target and encourage higher usage and higher average monthly revenue per subscriber. Customer churn rates and customer marketing costs have been as management expected at this stage of development and continue to be within the range of results reported by other PCS providers. As the PCS markets mature and Sprint PCS gains additional scale, both of these measures are expected to trend downward toward cellular industry levels.

In May 1998, Sprint announced it had reached an agreement with the Cable Parents to restructure the ownership interests of Sprint PCS. See "Strategic Initiatives
- Restructuring and Recapitalization Plans" for more information.

Other Income, Net

Other income consisted of the following:

                                                       Quarter Ended                      Year-to-Date
                                                         June 30,                           June 30,
                                             ----------------- ---------------- ----------------- ----------------
                                                   1998             1997              1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                        (in millions)
Dividend and interest income                 $         20.6    $        15.7    $         39.7    $        42.8
Other, net                                             (3.3)             4.1              (1.2)            11.9
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total other income, net                      $         17.3    $        19.8    $         38.5    $        54.7
                                             --- ------------- -- ------------- --- ------------- -- -------------


The 1997 second quarter dividend and interest income mainly reflects income earned on the cash received from DT and FT for their 1996 equity investment in Sprint as well as the repayment of intercompany debt in connection with the 1996 spinoff of Sprint's cellular division. Sprint has since invested those funds in strategic initiatives, reducing the balance held in temporary investments. Dividend and interest income for 1998 reflects interest earned on loans to affiliates.

Income Taxes

See Note 4 of Condensed Notes to Consolidated Financial Statements for the differences that caused Sprint's effective income tax rates to vary from the statutory federal rate.

Extraordinary Item

In March 1998, Sprint redeemed, prior to maturity, $115 million of debt with a 9.25% interest rate. This resulted in a $4 million ($0.01 per share) after-tax loss.

Financial Condition

Sprint's consolidated assets totaled $19.8 billion at the end of June 1998, and $18.2 billion at year-end 1997. Net property, plant and equipment increased $1.4 billion since year-end 1997 mainly because of an increase in capital expenditures to support the core long distance and local networks, and expanded product and service offerings. In addition, this growth reflects the buildout of the SprintCom markets. Sprint's debt-to-capital ratio was 35.1% at the end of June 1998, versus 30.0% at year-end 1997. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

Liquidity and Capital Resources

Operating Activities

Sprint's operating activities provided cash of $1.9 billion in the 1998 year-to-date period versus $1.5 billion in the same 1997 period. Operating cash flows for 1998 reflect improved operating results in Sprint's core businesses.

Investing Activities

Sprint's investing activities used cash of $2.5 billion in the first six months of 1998 versus $1.8 billion in the same period a year ago. Capital expenditures, which are Sprint's largest investing activity, totaled $2.0 billion in the 1998 year-to-date period and $1.3 billion in 1997. This increase was mainly due to the buildout of the SprintCom PCS markets. Long distance division capital expenditures totaled $594 million for the first six months of 1998 versus $508 million for the same period a year ago. Expenditures in both years were incurred mainly to enhance network reliability, meet increased demand for data-related services, and upgrade capabilities for providing new products and services. Year-to-date local division capital expenditures totaled $707 million for 1998 versus $647 million for 1997. Expenditures in both years were made to accommodate access line growth and expand capabilities for providing enhanced services.

In the first six months of 1997, Sprint paid $434 million toward its purchase of the SprintCom PCS licenses.

"Investments in and advances to affiliates, net" consisted of the following:

                                                                                          Year-to-Date
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                        1998             1997
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                          (in millions)
Sprint PCS
     Capital contributions                                                      $         65.7    $        86.7
     Advances, net                                                                       113.6            (45.9)
     Capitalized interest                                                                  -               47.2
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                         179.3             88.0
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Global One
     Capital contributions                                                               283.5              -
     Advances, net                                                                       (85.7)            33.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                         197.8             33.9
Other, net                                                                                73.9             18.9
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total                                                                           $        451.0    $       140.8
                                                                                --- ------------- -- -------------


Capital contributions and net advances to Sprint PCS in both years were used to fund capital and operating requirements. Capital contributions and net advances to Global One in 1998 were used mainly to fund operations. "Other, net" includes the contribution related to the Earthlink transaction, which closed in June 1998 (see "Segmental Results of Operations - Emerging Businesses" for more information).

Financing Activities

Sprint's year-to-date financing activities provided cash of $567 million in 1998, while year-to-date 1997 activities used cash of $475 million. Financing activities during 1998 reflect proceeds from long-term debt and an increase in construction obligations of $495 million and $475 million, respectively, partly offset by payments of $165 million. Financing activities in the first six months of 1997 reflect payments of $200 million on short-term borrowings and $70 million on long-term debt. Sprint paid dividends of $205 and $189 million in the first six months of 1998 and 1997, respectively.

Capital Requirements

Sprint's 1998 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $5.7 to $6.1 billion. Dividend payments are expected to total $430 million in 1998.

Sprint expects to spend $5.2 to $5.4 billion on capital expenditures in 1998, including $2.8 to $2.9 billion for the long distance and local divisions. The remainder will mainly be used to buildout the SprintCom network.

Sprint PCS is expected to require $130 to $230 million from Sprint during the remainder of 1998 to help fund operating cash requirements and continue their network buildout. Global One is also expected to require $20 to $120 million from Sprint during the remainder of 1998 to help fund operations and ongoing development activities.

Sprint and the Cable Parents have agreed to loan up to $400 million, based on respective ownership interests, to fund the capital requirements of Sprint PCS from the date of the signing of the PCS Restructuring agreement, May 26, 1998, through the closing date of the PCS Restructuring. As of June 30, 1998, $80.6 million had been loaned by Sprint and the Cable Parents under this agreement and it is anticipated that the remaining amount will be funded during the third quarter of 1998. The PhillieCo Partners agreed to lend up to $50 million, and have fully funded this commitment as of June 30, 1998. Sprint also agreed to loan up to $110.6 million to fund SprintCom's capital requirements during the same period and has funded substantially all of this commitment as of June 30, 1998. Sprint has been financing SprintCom with Sprint's cash from operations, commercial paper borrowings and leases on specific equipment. Sprint intends to continue to fund the buildout of the SprintCom markets through the closing of this transaction. The above mentioned loans, totaling $510.6 million excluding loans to PhillieCo, may be repaid from the proceeds of an anticipated initial public offering (IPO), as further discussed below, but only to the extent the net proceeds of the IPO exceed $500 million. In the event the loans remain outstanding after the IPO, the remaining balance will be converted into 10-year preferred stock of Sprint convertible into PCS Stock.

Liquidity

At the end of June 1998, Sprint could borrow $538 million under its existing revolving credit agreement with a syndicate of domestic and international banks. In August 1998, Sprint negotiated new credit facilities as further discussed below. In addition, in 1997, Sprint negotiated a separate five-year revolving credit facility with a bank. At June 30, 1998, Sprint's unused capacity under the committed portion of this facility was $100 million. Sprint could offer for sale up to $1.1 billion of debt securities under existing shelf registration statements filed with the Securities and Exchange Commission (SEC). Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At June 30, 1998, Sprint could borrow up to $13.3 billion under the most restrictive of its debt covenants.

The most restrictive covenant related to dividends results from Sprint's revolving credit agreement. As a result, $2.9 billion of Sprint's $3.9 billion of retained earnings was restricted from the payment of dividends at the end of the 1998 second quarter. Among other restrictions, Sprint must maintain specified levels of consolidated net worth.

Sprint currently uses the commercial paper market to fund its short-term working capital needs. Sprint uses four commercial paper dealers to place the paper at the most favorable rates and maturities. Sprint also uses the medium-term note and long-term bond markets as well as other debt markets to fund its needs. Sprint intends to borrow funds through the U.S. and international money and capital markets and bank credit markets to fund capital expenditures, operating and working capital requirements and, if the PCS Restructuring occurs, to refinance existing debt obligations of Sprint PCS.

In addition, Sprint intends to file with the SEC a registration statement on Form S-3 relating to the registration of shares of PCS Stock aggregating total proceeds of between $500 and $525 million, subject to market conditions. Sprint, subject to a disapproval right held by each of the Cable Parents, may elect an offering netting higher proceeds in the IPO if the Board of Directors of Sprint determines that market conditions are favorable to a larger offering. All of the proceeds in the IPO will be allocated to the PCS Group. Proceeds in excess of the initial $500 to $525 million may be used to repay loans from Sprint and the Cable Parents to Sprint PCS as discussed in "Capital Requirements." Neither Sprint nor the Cable Parents would sell shares on a secondary basis as part of the IPO. Sprint intends to complete the IPO and the PCS Restructuring concurrently, assuming shareholder approval of the transaction, subject to prevailing market conditions and other factors. There can be no assurance that the IPO will occur.

Sprint intends to file a shelf registration statement for $8.0 billion of debt securities which would replace an existing shelf registration statement for $1.0 billion. Sprint currently anticipates issuing, at approximately the same time as the IPO, up to $6 billion aggregate principal amount of debt securities under the new shelf registration statement, subject to market conditions. There can be no assurance such debt offering will occur. Proceeds from the sale of securities under the new shelf registration statement would be used to repay short-term borrowings, to refinance existing long-term borrowings, and to provide funds for working capital and new capital expenditures for both the PCS Group and the FON Group.

In August 1998, Sprint obtained revolving credit facilities for approximately $5 billion that will be used to support commercial paper operations and replace its existing credit facilities. The agreements were negotiated with market terms, conditions and covenants.

In connection with the PCS Restructuring and the IPO, DT and FT have agreed to purchase shares of PCS Stock so that they will maintain their aggregate 20% voting power. Proceeds from the exercise of these equity purchase rights are expected to total between $225 and $250 million.

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

Sprint started a program in 1996 to identify and address the Year 2000 issue. It has completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. Sprint expects to complete the renovation of these computer systems, software applications and the majority of the network elements and other business systems by year-end 1998. Year 2000 testing commenced in the third quarter of 1998 and will be completed during 1999. Sprint is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Sprint is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant.

Sprint expects to incur approximately $200 million in expense in 1998 and 1999 to complete its Year 2000 compliance program. If compliance is not achieved in a timely manner by Sprint or any significant related third party, the Year 2000 issue could have a material effect on Sprint's operations. Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. Sprint intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible any significant Year 2000 noncompliance.

Impact of Recently Issued Accounting Pronouncement

See Note 9 of Condensed Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

                                                                         PART I.
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                             SPRINT CORPORATION


Sprint's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt, is not material. There have been no material changes in market risk since year-end 1997.

                                                                        PART II.
                                                               Other Information


Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 1998.

Item 2.  Changes in Securities

         If the shareholders of Sprint approve the proposal to restructure Sprint's wireless operations, Sprint's existing common stock will be recapitalized into PCS Stock and FON Stock. See Management's Discussion and Analysis for further discussion regarding the restructuring transaction.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 1998.

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

Item 5.  Other Information

     (a)  Computation of Ratio of Earnings to Fixed Charges

         For the 1998 second quarter and year-to-date periods, Sprint's ratio of earnings to fixed charges was 5.57 and 5.66, respectively, versus 6.37 and 6.32 for the same 1997 periods. The ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income from continuing operations before taxes, plus equity in the net losses of less-than-50% owned entities, less capitalized interest. Fixed charges include (a) interest on all debt of continuing operations (including amortization of debt issuance costs), (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.

     (b)  Shareholder Proposals

         Sprint's Bylaws provide that Sprint's Annual Meeting of Shareholders is to be held on the third Tuesday in April of each year. In 1999, the third Tuesday falls on April 20.

         In order to be eligible for inclusion in Sprint's proxy solicitation materials for its 1999 Annual Meeting of Shareholders, any shareholder proposal to be considered at such meeting must be received by Sprint's Corporation Secretary at Sprint's principal office, 2330 Shawnee Mission Parkway, Westwood, Kansas 66205, on or before November 10, 1998. Any such proposal will be subject to the requirements contained in Sprint's Bylaws relating to shareholder proposals and the proxy rules under the Securities Exchange Act of 1934.

         If a shareholder intends to bring a matter before the 1999 Annual Meeting of Shareholders, other than by submitting a proposal for inclusion in Sprint's proxy statement for that meeting, the shareholder must give timely notice according to Sprint's Bylaws. To be timely, a shareholder's notice must be received by Sprint's Corporate Secretary at Sprint's principal office, 2330 Shawnee Mission Parkway, Westwood, Kansas 66205, on or after February 4, 1999 and on or before March 1, 1999. Such notice must set forth (a) as to each matter the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, and (b) the name and record address of the shareholder, the class and number of shares of capital stock of Sprint that are beneficially owned by the shareholder, and any material interest of the shareholder in such business.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             (2) Restructuring and Merger Agreement By and Among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation, Cox Communications, Inc. and certain of their subsidiaries, dated as of May 26, 1998 (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated May 26, 1998 and incorporated herein by reference).

           (10)   Material Agreements

                  (a) Master Restructuring and Investment Agreement Among Sprint Corporation, France Telecom S.A. and Deutsche Telecom AG, dated as of May 26, 1998 (filed as
                           Exhibit 99(B) to Sprint Corporation Current Report on Form 8-K dated May 26, 1998 and incorporated herein by reference).

           (10)   Executive Compensation Plans and Arrangements

                  (b) Special Compensation and Non-Compete Agreements between Sprint Corporation and two of its Executive Officers.

                  (c) Summary of Amendments to the Executive Deferred Compensation Plan and the Directors' Deferred Fee Plan.

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule

     (b) Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated May 26, 1998, in which it reported that it had entered into an agreement with Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc., to restructure its wireless operations. If the transaction is approved by Sprint's stockholders, Sprint will issue shares of a new common stock that tracks its wireless operations (PCS Stock) to the three cable companies in exchange for their interests in the wireless joint ventures. In addition, Sprint will recapitalize its existing common stock into FON Stock, which will track its operations other than its wireless holdings, and PCS Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives - Restructuring and Recapitalization Plans" for further discussion of the transaction.

         Sprint also filed a Current Report on Form 8-K dated June 29, 1998, in which it reported that its Board of Directors had adopted an Amended and Restated Shareholder Rights Plan which contemplates the issuance of tracking stock and which will be effective at the time the wireless operations are restructured and the new PCS Stock is created.

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







                                           SPRINT CORPORATION
                                              (Registrant)





                                    By     /s/  John P. Meyer
                                           John P. Meyer
                                           Senior Vice President -- Controller
                                           Principal Accounting Officer


Dated:  August 10, 1998

                                EXHIBIT INDEX


         EXHIBIT
         NUMBER

         (10)     Executive Compensation Plans and Arrangements

                  (b) Special Compensation and Non-Compete Agreements between Sprint Corporation and two of its Executive Officers.

                  (c) Summary of Amendments to the Executive Deferred Compensation Plan and the Directors' Deferred Fee Plan.

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedule