Form 10-Q
period 1998-09-30
SPRINT CORP
filed 1998-11-02
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998
                               ------------------------------------

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

Yes    X          No

                COMMON SHARES OUTSTANDING AT SEPTEMBER 30, 1998:
                            COMMON STOCK 344,499,108
                         CLASS A COMMON STOCK 86,236,036

                               SPRINT CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX




                                                                                                   Page
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements

                       Consolidated Balance Sheets                                                  1

                       Consolidated Statements of Income                                            3

                       Consolidated Statements of Comprehensive Income                              4

                       Consolidated Statements of Cash Flows                                        5

                       Consolidated Statement of Common Stock and Other Shareholders'
                           Equity                                                                   6

                       Condensed Notes to Consolidated Financial Statements                         7

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         11

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    26

Part II - Other Information

             Item 1.  Legal Proceedings                                                             27

             Item 2.  Changes in Securities                                                         27

             Item 3.  Defaults Upon Senior Securities                                               27

             Item 4.  Submission of Matters to a Vote of Security Holders                           27

             Item 5.  Other Information                                                             27

             Item 6.  Exhibits and Reports on Form 8-K                                              27

Signature                                                                                           29

Exhibits





                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED BALANCE SHEETS                                                                      SPRINT CORPORATION
(in millions, except per share data)
-------------------------------------------------------------------------- -------------------- --- ----------------
                                                                              September 30,          December 31,
                                                                                  1998                   1997
-------------------------------------------------------------------------- -------------------- --- ----------------
                                                                               (unaudited)

Assets
Current assets
   Cash and equivalents                                                    $           47.7     $          101.7
   Accounts receivable, net of allowance for doubtful accounts of $166.0
     and $146.7                                                                     2,515.8              2,495.6
   Inventories                                                                        349.9                352.0
   Prepaid expenses                                                                   216.3                159.1
   Notes and other receivables                                                        542.5                464.6
   Other                                                                              206.4                199.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current assets                                                             3,878.6              3,772.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Investments in equity securities                                                      420.2                303.0
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Property, plant and equipment
   Long distance division                                                           9,133.0              8,245.5
   Local division                                                                  14,817.2             14,011.5
   Other                                                                            2,309.2                953.9
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total property, plant and equipment                                             26,259.4             23,210.9
   Less accumulated depreciation                                                   12,757.2             11,716.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Net property, plant and equipment                                               13,502.2             11,494.1

Investments in and advances to affiliates                                           1,109.4              1,427.5
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Other assets                                                                        1,543.4              1,187.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Total                                                                      $       20,453.8     $       18,184.8
                                                                           ---- --------------- ---- ---------------




























                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED BALANCE SHEETS (continued)                                                          SPRINT CORPORATION
(in millions, except per share data)
-------------------------------------------------------------------------- -------------------- --- ----------------
                                                                              September 30,          December 31,
                                                                                  1998                   1997
-------------------------------------------------------------------------- -------------------- --- ----------------
                                                                               (unaudited)
Liabilities and Shareholders' Equity
Current liabilities
   Current maturities of long-term debt                                    $           80.6     $          131.0
   Accounts payable                                                                 1,099.0              1,100.1
   Accrued interconnection costs                                                      564.7                672.7
   Accrued taxes                                                                      399.2                270.7
   Advance billings                                                                   213.3                202.9
   Other                                                                              849.0                699.4
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total current liabilities                                                        3,205.8              3,076.8
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Construction obligations                                                              429.0                 -
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
Long-term debt                                                                      5,039.8              3,748.6
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                 1,029.2              1,016.5
   Postretirement and other benefit obligations                                     1,067.4                947.4
   Other                                                                              380.3                370.3
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total deferred credits and other liabilities                                     2,476.9              2,334.2
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Common stock and other shareholders' equity
   Common stock, par value $2.50 per share, 1,000.0 shares authorized,
     350.3 shares issued, and 344.5 and 343.8 shares outstanding                      875.7                875.7
   Class A common stock, par value $2.50 per share, 500.0 shares
     authorized, 86.2 shares issued and outstanding                                   215.6                215.6
   Capital in excess of par or stated value                                         4,490.8              4,457.7
   Retained earnings                                                                4,012.7              3,693.1
   Treasury stock, at cost, 5.8 and 6.5 shares                                       (396.1)              (292.9)
   Accumulated other comprehensive income                                             114.3                107.9
   Other                                                                              (10.7)               (31.9)
-------------------------------------------------------------------------- ---- --------------- ---- ---------------
   Total common stock and other shareholders' equity                                9,302.3              9,025.2
-------------------------------------------------------------------------- ---- --------------- ---- ---------------

Total                                                                      $       20,453.8     $       18,184.8
                                                                           ---- --------------- ---- ---------------




















                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                                                  SPRINT CORPORATION
(in millions, except per share data)
-------------------------------------------- ---------------------------------- ----------------------------------
                                                       Quarter Ended                      Year-to-Date
                                                       September 30,                      September 30,
-------------------------------------------- ---------------------------------- ----------------------------------
                                                     1998             1997              1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Operating Revenues                       $       4,062.2   $      3,778.9   $      11,940.3   $     11,024.9

Operating Expenses
   Costs of services and products                    1,915.5          1,879.2           5,691.3          5,523.7
   Selling, general and administrative                 979.6            823.9           2,802.0          2,395.1
   Depreciation and amortization                       493.0            435.1           1,429.1          1,265.2
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                          3,388.1          3,138.2           9,922.4          9,184.0
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating Income                                       674.1            640.7           2,017.9          1,840.9

Interest expense                                       (57.6)           (49.6)           (185.6)          (135.1)
Equity in loss of Global One                           (33.1)           (41.0)           (120.0)           (88.3)
Equity in loss of Sprint PCS                          (250.5)          (186.9)           (686.5)          (408.8)
Other income (expense), net                             10.1             (2.9)             48.6             51.8
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income before income taxes and
   extraordinary item                                  343.0            360.3           1,074.4          1,260.5

Income taxes                                          (103.7)          (148.6)           (405.1)          (502.9)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before extraordinary item                       239.3            211.7             669.3            757.6

Extraordinary item, net                                  -                -                (4.4)             -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Income                                             239.3            211.7             664.9            757.6

Preferred stock dividends                               (0.3)            (0.3)             (0.8)            (0.8)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Earnings applicable to common stock          $         239.0   $        211.4   $         664.1   $        756.8
                                             --- ------------- -- ------------- --- ------------- -- -------------

Diluted Earnings per Common Share
Income before extraordinary item             $          0.54   $         0.49   $          1.52   $         1.74
Extraordinary item                                       -                -               (0.01)             -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total                                        $          0.54   $         0.49   $          1.51   $         1.74
                                             --- ------------- -- ------------- --- ------------- -- -------------

Diluted weighted average common shares                 439.5            435.8             438.7            436.1
                                             --- ------------- -- ------------- --- ------------- -- -------------

Basic Earnings per Common Share
Income before extraordinary item             $          0.55   $         0.49   $          1.55   $         1.76
Extraordinary item                                       -                -               (0.01)             -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Total                                        $          0.55   $         0.49   $          1.54   $         1.76
                                             --- ------------- -- ------------- --- ------------- -- -------------

Basic weighted average common shares                   431.6            429.9             430.7            430.3
                                             --- ------------- -- ------------- --- ------------- -- -------------


Dividends per Common Share                   $          0.25   $         0.25   $          0.75   $         0.75
                                             --- ------------- -- ------------- --- ------------- -- -------------





                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)                                    SPRINT CORPORATION
(in millions)
-------------------------------------------- ---------------------------------- ----------------------------------
                                                       Quarter Ended                      Year-to-Date
                                                       September 30,                      September 30,
-------------------------------------------- ---------------------------------- ----------------------------------
                                                   1998             1997              1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------

Net Income                                   $      239.3      $     211.7      $      664.9      $     757.6
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Other Comprehensive Income
   Unrealized holding gains
     (losses)on securities                           (0.1)             2.6              13.3              7.0
   Tax expense                                        -               (1.0)             (4.8)            (2.7)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Net unrealized holding gains (losses)
     on securities                                   (0.1)             1.6               8.5              4.3
   Foreign currency translation adjustments           -                2.0              (2.1)             7.8
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

   Total other comprehensive income                  (0.1)             3.6               6.4             12.1
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Comprehensive Income                         $      239.2      $     215.3      $      671.3      $     769.7
                                             --- ------------- -- ------------- --- ------------- -- -------------




































                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                              SPRINT CORPORATION
(in millions)
------------------------------------------------------------------------------- --- ------------- -- -------------
Year-to-Date September 30,                                                              1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------


Operating Activities
Net income                                                                      $        664.9    $       757.6
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Equity in net losses of affiliates                                                  824.9            506.9
     Depreciation and amortization                                                     1,429.1          1,265.2
     Deferred income taxes and investment tax credits                                     20.8            217.2
     Changes in assets and liabilities:
       Accounts receivable, net                                                          (20.2)           (92.9)
       Inventories and other current assets                                              (28.0)           (37.2)
       Accounts payable and other current liabilities                                    126.9           (195.5)
       Noncurrent assets and liabilities, net                                            (69.0)           (14.3)
     Other, net                                                                            0.6              3.7
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                              2,950.0          2,410.7
------------------------------------------------------------------------------- --- ------------- -- -------------


Investing Activities
Capital expenditures                                                                  (2,992.1)        (1,903.9)
PCS licenses purchased                                                                     -             (460.1)
Investments in and loans to affiliates, net                                             (702.4)          (508.5)
Paranet acquisition                                                                        -             (375.0)
Other, net                                                                               (14.0)            33.8
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                 (3,708.5)        (3,213.7)
------------------------------------------------------------------------------- --- ------------- -- -------------


Financing Activities
Proceeds from long-term debt                                                             945.6              -
Payments on long-term debt                                                              (246.7)          (110.6)
Change in construction obligations                                                       429.0              -
Net change in short-term borrowings                                                        -              194.7
Dividends paid                                                                          (291.6)          (274.5)
Treasury stock purchased                                                                (235.4)          (128.8)
Other, net                                                                               103.6             81.0
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by financing activities                                         704.5           (238.2)
------------------------------------------------------------------------------- --- ------------- -- -------------

Decrease in Cash and Equivalents                                                         (54.0)        (1,041.2)

Cash and Equivalents at Beginning of Period                                              101.7          1,150.6
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                           $         47.7    $       109.4
                                                                                --- ------------- -- -------------











                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENT OF COMMMON STOCK AND OTHER SHAREHOLDERS'EQUITY                            SPRINT CORPORATION
(Unaudited)
(in millions)
--------------------------------------------------------------------------------------------------------------------
Year-to-Date September 30, 1998
--------------------------------------------------------------------------------------------------------------------

                                            Capital
                                            in                                   Accumulated
                                Class A     Excess                                  Other
                    Common      Common      of Par      Retained    Treasury    Comprehensive
                    Stock       Stock       or          Earnings     Stock         Income        Other      Total
                                            Stated
                                            Value
--------------------------------------------------------------------------------------------------------------------

Beginning 1998
   Balance         $  875.7    $   215.6   $4,457.7   $  3,693.1  $   (292.9) $      107.9     $   (31.9)$ 9,025.2

Net income              -            -          -          664.9         -             -            -        664.9
Common stock
   dividends            -            -          -         (258.6)        -             -            -       (258.6)
Class A common
   stock dividends      -            -          -          (64.7)        -             -            -        (64.7)
Treasury stock
   purchased            -            -          -            -        (260.2)          -            -       (260.2)
Treasury stock
   issued               -            -          0.5        (12.8)      149.4           -            -        137.1
Other, net              -            -         32.6         (9.2)        7.6           6.4         21.2       58.6
--------------------------------------------------------------------------------------------------------------------
September 1998
   Balance         $  875.7    $   215.6   $4,490.8   $  4,012.7  $   (396.1) $      114.3     $  (10.7) $ 9,302.3
                   -------------------------------------------------------------------------------------------------



































                      See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.

CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)                              SPRINT CORPORATION


The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) needed to fairly present Sprint Corporation's consolidated financial position, results of operations, cash flows and comprehensive income.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 1997 Annual Report on Form 10-K. Operating results for the 1998 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 1998.


1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint Corporation and its wholly owned and majority-owned subsidiaries. Investments in entities in which Sprint has significant influence, but does not control, are accounted for using the equity method (see Note 3).

The consolidated financial statements are prepared based on GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain   prior-year   amounts  have  been   reclassified   to  conform  to  the
current-period presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.


2.  Restructuring and Recapitalization Plans

Sprint has entered into a restructuring agreement with Tele-Communications, Inc.
(TCI), Comcast Corporation (Comcast) and Cox Communications, Inc. (Cox) (together, the Cable Parents) to restructure Sprint's wireless personal communication services (PCS) operations (the PCS Restructuring). Sprint will acquire the joint venture interests of TCI, Comcast and Cox in Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (together, Sprint Spectrum Holdings) and the joint venture interests of TCI and Cox in PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P. (together, PhillieCo). In exchange for these joint venture interests, Sprint will issue the Cable Parents a newly created class of Sprint common stock (the PCS Stock). The PCS Stock is intended to reflect separately the performance of these joint ventures and the domestic PCS operations of Sprint's wholly-owned subsidiaries, SprintCom, Inc. and SprintCom Equipment Company, L.P. (together, SprintCom). These operations, which after the PCS Restructuring will be 100% owned by Sprint (subject to a 40.8% minority interest in the entity holding the PCS license for and conducting operations in the Los Angeles/San Diego/Las Vegas area), will be referred to as the PCS Group.

The FON Stock, which will be created in a tax-free recapitalization, is intended to reflect the performance of all of Sprint's other operations, including its long distance and local divisions as well as the product distribution and directory publishing businesses, non-PCS emerging businesses and its interest in Global One. These operations will be referred to as the FON Group.

These transactions are subject to shareholder approval. The shareholder meeting to vote on the proposal has been scheduled for November 13, 1998. If shareholder approval is obtained, the PCS Restructuring is expected to close in the 1998 fourth quarter.

3.  Investments

Sprint is a 40% partner in Sprint Spectrum Holdings and a 47.1% partner in PhillieCo (together, Sprint PCS). Sprint PCS is building the nation's first single-technology, state-of-the-art wireless network to provide PCS across the United States.

Sprint is also a partner in Global One, a joint venture with Deutsche Telekom AG
(DT) and France Telecom S.A. (FT). The joint venture was formed to provide seamless telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany) and a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

Combined,   summarized  financial  information  (100%  basis)  of  all  entities accounted for using the equity method was as follows:

                                                       Quarter Ended                      Year-to-Date
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                     1998             1997              1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                        (in millions)
Results of operations
  Net operating revenues                     $       948.5     $       657.8    $      2,468.6    $     1,645.9
                                             --- ------------- -- ------------- --- ------------- -- -------------
  Net operating loss                         $      (672.3)    $      (607.3)   $     (1,831.7)   $    (1,342.1)
                                             --- ------------- -- ------------- --- ------------- -- -------------
  Net loss                                   $      (810.6)    $      (633.1)   $     (2,187.4)   $    (1,515.9)
                                             --- ------------- -- ------------- --- ------------- -- -------------
Sprint's net losses in affiliates            $      (301.3)    $      (226.7)   $       (826.1)   $      (490.7)
                                             --- ------------- -- ------------- --- ------------- -- -------------


4.  Income Taxes

The differences that caused Sprint's effective income tax rates to vary from the 35% statutory federal rate were as follows:

                                                                                          Year-to-Date
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                        1998             1997
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                          (in millions)
Income tax expense at the statutory rate                                        $        376.0     $      441.2
Less investment tax credits included in income                                             1.0              2.9
                                                                                --- ------------- -- -------------
Expected federal income taxes after investment tax credits                               375.0            438.3
Effect of:
  State income taxes, net of federal income tax effect                                    27.5             45.9
  Equity in losses of foreign joint ventures                                              10.5             24.2
  Other, net                                                                              (7.9)            (5.5)
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax expense, including investment tax credits                            $        405.1     $      502.9
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 37.7%            39.9%
                                                                                --- ------------- -- -------------


5.  Borrowings

During the first nine months of 1998, Sprint increased its short-term borrowings by $946 million. The weighted average interest rate of Sprint's outstanding short-term borrowings at the end of September 1998 was 5.8%. These borrowings, however, have been classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance them on a long-term basis. Sprint also increased its construction obligations by $429 million since year-end 1997.

In August 1998, Sprint entered into new revolving credit facilities with syndicates of banks totaling $5.0 billion. These facilities support Sprint's commercial paper operations and replace its previous $1.5 billion revolving credit facility. At September 30, 1998, $3.6 billion was available under these facilities.

In October 1998, Sprint filed a shelf registration statement with the SEC for $8.0 billion of debt securities. This replaced $1.0 billion of Sprint's previous shelf registration statements, which had totaled $1.1 billion. Sprint currently expects to offer up to $3 billion under the new shelf at approximately the same time as the PCS Restructuring.


6.  Litigation, Claims and Assessments

In December 1996, an arbitration panel entered a $61 million award in favor of Network 2000 Communications Corporation on its breach of contract claim against Sprint. The arbitrators directed Sprint to pay one-half of this award to Network 2000. The remainder was directed to be paid to the Missouri state court in which a proposed class action by Network 2000's independent marketing representatives against Network 2000 and Sprint is pending.

In June 1997, Sprint recorded additional expense of $20 million. This charge related to the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. In June 1998, the court approved the class action settlement; however, a small number of potential class members chose not to be a part of that settlement and have filed a separate lawsuit asserting their individual claims. Some potential class members have indicated that they intend to appeal the approval of the settlement, which would delay final approval.

Other suits arising in the ordinary course of business are pending against Sprint. We cannot predict the final outcome of these actions but we believe they will not be material to Sprint's consolidated financial statements.


7.  Supplemental Cash Flow Information

                                                                                            Year-to-Date
                                                                                            September 30,
                                                                                 -- -------------------------------
                                                                                        1998             1997
-------------------------------------------------------------------------------- -- -------------  -- -------------
                                                                                          (in millions)
Cash paid for:
   Interest (net of capitalized interest)                                        $       174.1     $      133.2
                                                                                 -- -------------  -- -------------
   Income taxes                                                                  $       279.1     $      288.5
                                                                                 -- -------------  -- -------------

Noncash activity:
   Capital lease obligations                                                     $       438.1     $       30.1
                                                                                 -- -------------  -- -------------
   Common stock issued under Sprint's Employee Stock Purchase Plan               $        73.9     $        -
                                                                                 -- -------------  -- -------------


The capital lease activity in 1998 reflects the buildout of the SprintCom PCS markets.


8.  Earnings per Share

Dilutive securities, such as options, included in the diluted weighted average common shares calculation totaled 7.9 million shares for the 1998 third quarter and 5.9 million shares for the 1997 third quarter. Dilutive securities totaled
8.0 million shares for the 1998 year-to-date period and 5.8 million shares for the same 1997 period.


9.  Comprehensive Income

In 1998, Sprint adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income." The statement sets standards for reporting comprehensive income and its components. Comprehensive income includes all changes in equity during a period, except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income; rather, comprehensive income is displayed as a separate statement, Consolidated Statements of Comprehensive Income, and as an additional item in the Consolidated Balance Sheets and the Consolidated Statement of Common Stock and Other Shareholders' Equity.

10.  Recently Issued Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting. When adopted in January 2000, this statement is not expected to have a material impact on Sprint's consolidated financial statements.


11.  Subsequent Events

In October 1998, Sprint's Board of Directors declared common and Class A common stock dividends of $0.25 per share payable December 28, 1998.

In November 1998, Sprint sold approximately 80,000 residential and business access lines in rural Illinois for cash, realizing an after-tax gain of approximately $95 million.

                                                                         PART I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       SPRINT CORPORATION
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Sprint Corporation, with its subsidiaries, includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

        - the effects of vigorous competition in the markets in which Sprint operates;
        - the cost and business risks associated with entering and expanding new markets necessary to provide seamless services and to provide new services;
        - the uncertainties related to Sprint's investments in Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (together, Sprint Spectrum Holdings), PhillieCo Partners I, L.P. and PhillieCo Partners II, L.P. (together, PhillieCo), Global One and other joint ventures;
        - the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
        - requirements  imposed  on  Sprint  or latitude allowed its competitors
          by the Federal Communications Commission (FCC) or  state   regulatory
          commissions   under the Telecommunications  Act of 1996 (Telecom Act);
        - unexpected  results of litigation filed against Sprint;
        - the impact of the Year 2000 issue and any related  noncompliance; and
        - the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.

The words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this document. Sprint undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Moreover, we may from time to time make forward-looking statements about the matters described in this document or other matters concerning Sprint.

Regulatory Developments

In September 1998, the U.S. Court of Appeals voted to uphold the provisions of the Telecom Act line-of-business restrictions on the Regional Bell Operating Companies (RBOCs). Previously, a federal district court in Wichita Falls, Texas, ruled that these restrictions unlawfully singled out the RBOCs for punishment. Certain of the RBOCs have filed a petition asking the U.S. Supreme Court to consider whether the restrictions violate the U.S. Constitution.

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

The FON Stock, which will be created in a tax-free recapitalization, is intended to reflect separately the performance of all of Sprint's other operations, including its long distance and local divisions as well as the product distribution and directory publishing businesses, non-PCS emerging businesses and its interest in Global One. These operations will be referred to as the FON Group.

These transactions are subject to shareholder approval. The shareholders meeting to vote on the proposal has been scheduled for November 13, 1998. If shareholder approval is obtained, the PCS Restructuring is expected to close in the 1998 fourth quarter.

Integrated On-demand Network

In June 1998, Sprint announced its Integrated On-demand Network (ION), which is expected to extend its existing advanced network capabilities to customer premises and enable Sprint to meet two business needs: (a) to provide the network infrastructure to meet customers' ever-increasing demands for data, Internet, and video use and (b) to provide the foundation for Sprint to provide competitive local service. Sprint believes that this integrated services capability will generate increased demand for its products and services, while at the same time reducing the costs to provide those services. The incremental capital expenditures required to develop this advanced functionality are projected to approximate $400 million through 1999. Sprint will be assisted in this development effort by Cisco Systems and Bellcore. These companies will be contributing their expertise and assisting in the funding of these efforts. In addition to the capital for development, the initial deployment of ION is expected to require approximately $400 million for network upgrades through 1999.

ION intends to rely substantially on the transmission infrastructure of the long distance division and to a lesser extent on the transmission infrastructure of the local division. Where Sprint facilities currently do not exist, we will evaluate whether facilities should be built, leased or acquired. Because a significant amount of future investment will be related to specific customer contracts, we expect to manage our investment in ION to be consistent with customer demand.

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance telephone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services.

Local Division

The local division consists of regulated local telephone companies serving more than 7.5 million access lines in 18 states. It provides local telephone services, access by telephone customers and other carriers to Sprint's local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or local access transport areas (LATAs). In early November 1998, Sprint sold its remaining 80,000 residential and business access lines in Illinois.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page telephone directories.

Emerging Businesses

Emerging  businesses  includes  activities  to enter new local  markets,  Sprint
Paranet, SprintCom, and Sprint International. It also included the operating results of Sprint's consumer Internet access services prior to the closing of the Earthlink transaction (see "Segmental Results of Operations - Emerging Businesses" for more information).

Strategic Alliances

Global One

Sprint is a partner in Global One, a joint venture with Deutsche Telekom AG (DT) and France Telecom S.A. (FT). The venture was formed to provide seamless telecommunications services to business, residential and carrier markets worldwide. Sprint is a one-third partner in Global One's operating group serving Europe (excluding France and Germany) and a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe.

DT and FT each own 10% of Sprint's voting equity through Sprint's Class A common stock. As Class A common shareholders, they have the right in most cases to pro rata representation on Sprint's Board of Directors. They may also purchase Class A common shares from Sprint to maintain their 10% ownership.

Sprint PCS

Sprint is a 40% partner in Sprint Spectrum Holdings and a 47.1% partner in PhillieCo (together, Sprint PCS). Sprint PCS is building the nation's first single-technology, all-digital, state-of-the-art wireless network to provide PCS across the United States. PCS technology is digital and has sound quality superior to existing cellular technology and is less susceptible to interference and eavesdropping. PCS also offers features such as voice mail, Caller ID, Call Waiting and Three-way Calling. Sprint PCS currently offers service to more than 160 metropolitan markets with 117 million people.

As part of an overall strategy to increase PCS coverage, Sprint directly acquired the rights to PCS licenses covering 139 markets across the United States. These licenses reach a total population of 70 million people. Together, Sprint PCS and Sprint have licensed PCS coverage of nearly 260 million people across the United States, Puerto Rico and the U.S. Virgin Islands.

In May 1998, Sprint and the Cable Parents agreed to restructure the ownership interests of Sprint PCS. See "Strategic Initiatives - Restructuring and Recapitalization Plans" for more information.

Results Of Operations

Consolidated

Total net operating revenues for the 1998 third quarter increased 7% to $4.1 billion from $3.8 billion for the same period a year ago. Net income was $239 million ($0.54 per diluted share) versus $212 million ($0.49 per diluted share) for the 1997 quarter.

Net operating revenues for the first nine months of 1998 increased 8% to $11.9 billion from $11.0 billion for the same 1997 period. Net income was $665 million ($1.51 per diluted share) versus $758 million ($1.74 per diluted share) in 1997. Net income for 1998 includes a $0.01 per share extraordinary charge related to the early extinguishment of debt, while 1997 includes a $0.03 per share charge related to litigation in the long distance division.

Core Businesses

Sprint's core businesses showed improved 1998 third quarter net operating revenues and operating income versus the same 1997 period. Core businesses exclude results from joint ventures and emerging businesses. Third quarter 1998 long distance calling volumes increased 17% and year-to-date calling volumes increased 13% from the same 1997 periods. Local division access lines increased 3.2% during the past 12 months. Excluding the sale of exchanges in the 1997 fourth quarter, access line growth would have been 5.2%.

Segmental Results of Operations

Long Distance Division

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                       September 30,                           Variance
                                             ----------------------------------     -------------------------------
                                                   1998             1997                 $               %
-------------------------------------------- ----------------- ---------------- --- ------------- -----------------
                                                                         (in millions)
Net operating revenues                       $      2,458.4    $    2,251.7     $        206.7           9.2%

Operating expenses
   Interconnection                                    951.3           959.8               (8.5)         (0.9)%
   Operations                                         345.2           316.3               28.9           9.1%
   Selling, general and administrative                582.6           500.4               82.2          16.4%
   Depreciation and amortization                      221.8           187.1               34.7          18.5%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            2,100.9         1,963.6              137.3           7.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        357.5    $      288.1     $         69.4          24.1%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       14.5%           12.8%
                                             --- ------------- -- -------------



                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year-to-Date
                                                       September 30,                           Variance
                                             ----------------------------------     -------------------------------
                                                   1998             1997                 $               %
-------------------------------------------- ----------------- ---------------- --- ------------- -----------------
                                                                         (in millions)
Net operating revenues                       $      7,207.7    $    6,642.7     $        565.0           8.5%

Operating expenses
   Interconnection                                  2,872.4         2,966.8              (94.4)         (3.2)%
   Operations                                       1,001.8           909.2               92.6          10.2%
   Selling, general and administrative              1,684.3         1,464.5              219.8          15.0%
   Depreciation and amortization                      628.8           520.9              107.9          20.7%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            6,187.3         5,861.4              325.9           5.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $      1,020.4    $      781.3 (1) $        239.1          30.6%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       14.2%           11.8%(1)
                                             --- ------------- -- -------------

(1)Excluding a $20 million charge related to litigation, 1997 operating income would have been $801 million. The operating margin would have been 12.1%.

Net Operating Revenues

All major market segments - residential, business and wholesale - contributed to the increase in net operating revenues in both third quarter and year-to-date 1998 from the same 1997 periods. The increases mainly reflect strong data services revenue growth and strong minute growth, partly offset by a more competitive pricing environment and a change in the mix of products sold.

Business and Data Market - Business market revenues increased 18% in the 1998 third quarter and 15% for the 1998 year-to-date period from the same 1997 periods. Data services, which includes sales of capacity on Sprint's network to Internet service providers, showed strong growth because of continued demand and expanded service offerings. The increases also reflect strong calling volumes for WATS and toll-free calls made within the United States. Growth in the small business market benefited from the Sprint International Business Calling Plan, which was launched late in the 1998 second quarter. This plan provides flat international rates, 24 hours a day, seven days a week to more than 200 countries.

Residential Market - Residential market revenues increased 7% in the 1998 third quarter and 6% in the 1998 year-to-date period from the same 1997 periods. These increases reflect strong revenue and volume growth from residential long distance calls. Growth was also enhanced by the Sprint Sense Anytime "10 by 24" product - dime-a-minute calls, 24 hours a day - which generated increased sales in the 1998 quarter versus a year ago. Other factors included increased international and prepaid card revenues as well as calling card calls made by customers of local telephone companies. Through various agreements Sprint has with local telephone companies, their customers use the Sprint network when making long distance calls.

Wholesale Market - Wholesale market revenues increased 1% in the 1998 third quarter and 4% in the 1998 year-to-date period from the same 1997 periods. This reflects strong minute growth mainly from increased WATS calls, partly offset by a change in international mix to lower yielding but higher margin countries.

Interconnection Costs

Interconnection costs consist of amounts paid to local telephone companies, other domestic service providers, and foreign telephone companies to complete calls made by the division's domestic customers. These costs decreased 1% in the 1998 third quarter and 3% in the 1998 year-to-date period from the same 1997 periods. This reflects lower unit costs for both domestic and international access to others' networks, partly offset by strong minute growth. Domestic unit costs are expected to continue trending downward due to additional FCC-mandated access rate reductions. Access rate reductions impacting the periods reported took effect in July 1997 and January and July 1998. Lower international unit costs reflect continued competition in the market. Sprint expects government deregulation and competitive pressures to add to the continued trend of declining unit costs for international interconnection. Interconnection costs were 38.7% of net operating revenues in the 1998 third quarter and 39.9% in the 1998 year-to-date period versus 42.6% and 44.7% for the same periods a year ago.

Operations Expense

Operations expense includes costs to operate and maintain the long distance network and costs of equipment sales. It also includes costs to provide operator, public payphone and video teleconferencing services, as well as telecommunications services for the hearing impaired. Operations expense increased 9% in the 1998 third quarter and 10% in the year-to-date period from the same 1997 periods. This reflects increased costs related to data services growth as well as increases in the volume of network equipment operating leases. Operations expense for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for its telecommunications network and operating systems. In addition, FCC-mandated payments to public payphone providers increased in the 1997 second quarter. As a result, the 1997 year-to-date period reflects six months of this increase compared with nine months for the same 1998 period. Operations expense was 14.0% of net operating revenues in the 1998 third quarter and 13.9% in the 1998 year-to-date period versus 14.0% and 13.7% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense increased 16% in the 1998 third quarter and 15% in the 1998 year-to-date period from the same 1997 periods. These increases reflect the overall growth of the division's operating activities as well as increased marketing activities and promotions to support products and services. SG&A for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for computer systems and other items such as billing, customer service and other administrative systems. SG&A expense was 23.7% of net operating revenues in the 1998 third quarter and 23.3% in the 1998 year-to-date period versus 22.3% and 22.0% for the same periods a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 19% in the 1998 third quarter and 21% in the 1998 year-to-date period from the same 1997 periods. These increases were generally due to an increased asset base and shorter average depreciable lives. Capital expenditures in both years were incurred mainly to enhance network reliability, meet increased demand for data-related services and upgrade capabilities for providing new products and services. Depreciation and amortization expense was 9.1% of net operating revenues in the 1998 third quarter and 8.7% in the 1998 year-to-date period versus 8.3% and 7.8% for the same periods a year ago.

Local Division

                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                       September 30,                          Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997                 $               %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $      1,364.4    $     1,328.6    $         35.8           2.7%

Operating expenses
   Costs of services and products                     467.9            480.6             (12.7)         (2.6)%
   Selling, general and administrative                295.3            269.1              26.2           9.7%
   Depreciation and amortization                      240.7            231.2               9.5           4.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            1,003.9            980.9              23.0           2.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        360.5    $       347.7    $         12.8           3.7%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       26.4%            26.2%
                                             --- ------------- -- -------------


                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year-to-Date
                                                       September 30,                          Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997                 $               %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $      4,032.3    $     3,969.7    $         62.6           1.6%

Operating expenses
   Costs of services and products                   1,384.0          1,392.0              (8.0)         (0.6)%
   Selling, general and administrative                859.4            794.8              64.6           8.1%
   Depreciation and amortization                      708.4            697.7              10.7           1.5%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            2,951.8          2,884.5              67.3           2.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $      1,080.5    $     1,085.2    $         (4.7)         (0.4)%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       26.8%            27.3%
                                             --- ------------- -- -------------


Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. The main effect of this change was to reduce "Net Operating Revenues - Other Revenues." While the third quarter of both 1998 and 1997 are on a comparable basis, the following discussion of local division year-to-date operating results assumes these changes occurred at the beginning of 1997. Based on this assumption, the 1997 year-to-date operating margin would have been 26.3%.

Net Operating Revenues

Net operating revenues increased 3% in both the 1998 third quarter and year-to-date periods from the same 1997 periods. These increases mainly reflect customer access line growth, and increased sales of equipment and network-based services such as Caller ID and Call Waiting.

In November 1997, Sprint sold approximately 139,000 residential and business access lines in a small area of Northwest Chicago and nearby suburbs. Excluding the sale of these exchanges, net operating revenues would have increased 5% in both the 1998 third quarter and year-to-date periods, and access line growth would have been 5.2% during the past 12 months.

Local Service Revenues

Local service revenues, derived from local exchange services, increased 5% in both the 1998 third quarter and year-to-date periods (8% excluding the sale of exchanges) from the same 1997 periods. Local service revenues increased because of access line growth and continued demand for network-based services. These increases also reflect increased sales of private line services and maintenance of customer wiring and equipment.

Network Access Revenues

Network access revenues, derived from long distance companies using Sprint's local network to complete calls, increased 1% (3% excluding the sale of exchanges) for both the 1998 third quarter and year-to-date periods from the same 1997 periods. These revenues reflect a 7% (9% excluding the sale of exchanges) increase in minutes of use for the 1998 third quarter and a 6% (8% excluding the sale of exchanges) increase for the 1998 year-to-date period, partly offset by FCC-mandated access rate reductions. Access rate reductions impacting the periods reported took effect in July 1997 and January and July 1998.

Toll Service Revenues

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues decreased 28% (27% excluding the sale of exchanges) for both the 1998 third quarter and year-to-date periods from the same 1997 periods, reflecting extended local calling areas and increased competition in the intrastate long distance market. The losses were, in part, offset by increases in local service revenues since local calling areas have been expanded and increases in network access revenues paid by competitors.

Other Revenues

Other revenues include telecommunications equipment sales, directory sales and listing services, payphone revenues, billing and collection services and services to locate underground utility lines. It also includes commission income from the sale of long distance services on behalf of Sprint's long distance division. Other revenues increased 13% in the 1998 third quarter and 17% in the 1998 year-to-date period from the same 1997 periods. These increases were due to increased equipment sales of business systems and data networks, growth in payphone revenues and revenues from locating underground utility lines, as well as increased commissions from the sale of Sprint's long distance services.

Costs of Services and Products

Costs of services and products includes costs to operate and maintain the local network and costs of equipment sales. These expenses decreased 3% (1% excluding the sale of exchanges) in the third quarter 1998 and decreased less than 1% (increased 1% excluding the sale of exchanges) for the 1998 year-to-date period from the same periods a year ago. This reflects continued cost control, while still supporting customer access line growth and increased equipment sales. Costs of services and products for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for its telecommunications network and operating systems. Costs of services and products was 34.3% of net operating revenues in both the 1998 third quarter and year-to-date periods versus 36.2% and 35.5% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense increased 10% (12% excluding the sale of exchanges) in the 1998 third quarter and 8% (10% excluding the sale of exchanges) in the 1998 year-to-date period from the same periods a year ago. These increases were mainly due to increased customer service costs related to access line growth and marketing costs to promote new products and services. SG&A for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for computer systems and other items such as billing, customer service, and other administrative systems. SG&A expense was 21.6% of net operating revenues in the 1998 third quarter and 21.3% in the 1998 year-to-date period versus 20.2% and 20.3% for the same periods a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 4% (also 4% excluding the sale of exchanges) in the 1998 third quarter and 2% (also 2% excluding the sale of exchanges) in the 1998 year-to-date period. This was due to capital expenditures, partly offset by lower depreciation rates resulting from longer asset lives. Depreciation and amortization expense was 17.7% of net operating revenues in the 1998 third quarter and 17.6% in the 1998 year-to-date period versus 17.4% and 17.9% for the same periods a year ago.

Other

In November 1998, Sprint sold approximately 80,000 residential and business access lines in rural Illinois. These access lines generated year-to-date revenues of $38 million through September 1998.

Product Distribution and Directory Publishing Businesses


                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Quarter Ended
                                                       September 30,                          Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997                 $               %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $        436.2    $       403.7    $         32.5           8.1%

Operating expenses
   Costs of services and products                     347.2            314.9              32.3          10.3%
   Selling, general and administrative                 28.8             24.0               4.8          20.0%
   Depreciation and amortization                        4.1              2.2               1.9          86.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                              380.1            341.1              39.0          11.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $         56.1    $        62.6    $         (6.5)        (10.4)%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       12.9%            15.5%
                                             --- ------------- -- -------------



                                                                  Selected Operating Results
                                             ----------------------------------------------------------------------
                                                       Year-to-Date
                                                       September 30,                          Variance
                                             ----------------------------------     ------------------------------
                                                   1998             1997                 $               %
-------------------------------------------- ----------------- ---------------- --- ------------- ----------------
                                                                        (in millions)
Net operating revenues                       $      1,272.5    $     1,077.8    $        194.7          18.1%

Operating expenses
   Costs of services and products                   1,006.5            881.7             124.8          14.2%
   Selling, general and administrative                 81.2             68.8              12.4          18.0%
   Depreciation and amortization                        8.7              6.0               2.7          45.0%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Total operating expenses                            1,096.4            956.5             139.9          14.6%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating income                             $        176.1    $       121.3    $         54.8          45.2%
                                             --- ------------- -- ------------- --- -------------

Operating margin                                       13.8%            11.3%
                                             --- ------------- -- -------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing. While the third quarter of both 1998 and 1997 are on a comparable basis, the following discussion of year-to-date operating results assumes these changes occurred at the beginning of 1997. Based on this assumption, the 1997 year-to-date operating margin would have been 15.8%.

Net operating revenues increased 8% in the 1998 third quarter and 19% in the 1998 year-to-date period from the same periods a year ago. Nonaffiliated revenues, which account for roughly 60% of this segment's revenues, increased 16% from the 1997 third quarter and 11% from the 1997 year-to-date period. Sales to affiliates decreased 2% in the 1998 third quarter compared with the same 1997 period, while 1998 year-to-date affiliated revenues increased 32% from the same period a year ago.

Costs of services and products increased 10% in the 1998 third quarter and 22% in the 1998 year-to-date period from the same 1997 periods reflecting increased sales.

SG&A expense increased 20% in the 1998 third quarter and 18% in the 1998 year-to-date period from the same periods a year ago. These increases reflect Sprint's July 1998 acquisition of a sales force from another directory sales company. Results for 1998 reflect the amortization of goodwill and noncompete agreements related to that purchase.

Emerging Businesses

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Quarter Ended                      Year-to-Date
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                      1998            1997             1998              1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                        (in millions)

Net operating revenues                       $        44.5     $        6.4     $       138.0     $       14.3
                                             --- ------------- -- ------------- --- ------------- -- -------------

Operating loss                               $       (90.5)    $      (48.7)    $      (228.9)    $     (119.1)
                                             --- ------------- -- ------------- --- ------------- -- -------------


Most of emerging businesses' 1998 revenues were from Sprint Paranet's operations. Sprint acquired Houston-based Paranet, Inc., in September 1997 to allow Sprint to capitalize on the accelerating demand for network management services.

Costs incurred in both 1998 periods were mainly due to the development of ION and costs related to the buildout and market launches of the SprintCom PCS markets. SprintCom launched service in Jacksonville and Tallahassee, Florida, in the 1998 third quarter and expects to expand into several new markets by year-end. Sprint will continue to devote significant resources through 1999 to develop ION as well as to fund the network buildout and launch the SprintCom markets (see "Strategic Initiatives - Integrated On-demand Network" for more information).

In June 1998, Sprint completed the strategic alliance to combine Sprint's Internet business with EarthLink Network Inc., an Internet service provider. As part of the alliance, EarthLink obtained Sprint's Internet Passport customers and took over the day-to-day operations of those services. Beginning with the 1998 third quarter, the emerging businesses segment no longer includes the operating results of Sprint's Internet business.

Nonoperating Items

Interest Expense

The difference between the interest expense disclosed in the following table and that disclosed in the Consolidated Income Statements relates to interest expense on items such as deferred compensation, the employee stock purchase plan and customer deposits -- items not related to borrowings. We have excluded interest expense related to these items from the following table so as not to distort Sprint's calculation of the effective interest rate on borrowings. Interest costs on borrowings consisted of the following:

                                                       Quarter Ended                      Year-to-Date
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                   1998             1997              1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                        (in millions)
Interest expense on outstanding debt         $         47.2    $        47.7    $        152.2    $       117.1
Capitalized interest costs                             33.4             13.0              74.7             69.7
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total interest costs on outstanding debt     $         80.6    $        60.7    $        226.9    $       186.8
                                             --- ------------- -- ------------- --- ------------- -- -------------

Average debt outstanding                     $      5,280.6    $     3,132.6    $      4,613.0    $     3,156.4
                                             --- ------------- -- ------------- --- ------------- -- -------------

Effective interest rate                                 6.1%             7.8%              6.6%             7.9%
                                             --- ------------- -- ------------- --- ------------- -- -------------


Through June 1997, Sprint capitalized interest costs on borrowings related to its investment in Sprint PCS. Sprint stopped capitalizing these costs because Sprint PCS no longer qualified as a development-stage company. Sprint continues to capitalize interest costs related to the buildout of the SprintCom markets. Sprint begins amortizing capitalized interest as markets are launched and the related network assets are put into service.

The decrease in Sprint's effective interest rate for both 1998 periods reflects an increase in short-term borrowings, which have lower interest rates. Through September 1998, short-term borrowings have been classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings. Average debt outstanding increased to support the buildout of the SprintCom PCS markets and to fund capital contributions to Sprint PCS and investments in other Sprint affiliates.

Global One

Global One's revenues totaled $278 million in the 1998 third quarter compared with $281 million in the 1997 third quarter. Year-to-date revenues were $801 million in 1998 versus $810 million in the same period a year ago. Sprint's losses related to Global One totaled $33 million in the 1998 third quarter versus $41 million a year ago, while 1998 year-to-date losses totaled $120 million compared with $88 million for the first nine months of 1997.

In an effort to improve profitability, Global One is refocusing its efforts to place more emphasis on multinational customers. In addition, it is continuing to review its operations, implement expense controls, and focus on improving the network infrastructure. Global One is in the process of implementing its plan to address these items, which may result in one-time charges.

Sprint PCS

Sprint PCS' third quarter revenues totaled $320 million in 1998 versus $75 million in 1997, while 1998 year-to-date revenues were $788 million versus $111 million a year ago. Sprint's third quarter losses from Sprint PCS were $251 million in 1998 versus $187 million in 1997, while 1998 year-to-date losses totaled $687 million compared with $409 million a year ago. The 1998 losses reflect marketing and promotional costs, and operating costs to support a growing customer base. At the end of September 1998, Sprint PCS had more than
1.75 million customers. The venture continues to aggressively obtain new customers, which will result in higher losses in 1998 and 1999 compared with 1997.

Average monthly revenue per customer (ARPU) was $55 for the 1998 third quarter and $57 for the 1998 year-to-date period. These averages are expected to decline (consistent with industry projections) due to increased competition resulting from additional wireless service providers entering the market and the addition of lower usage subscribers to the subscriber base. Sprint PCS has adopted marketing plans that both target and encourage higher use and higher ARPU. Customer turnover rates have been as expected at this stage of development and continue to be within the range of results reported by other PCS providers. As the PCS markets mature and Sprint PCS gains additional scale, both of these measures are expected by management to trend downward toward cellular industry levels.

In May 1998, Sprint announced it had reached an agreement with the Cable Parents to restructure the ownership interests of Sprint PCS. See "Strategic Initiatives
- Restructuring and Recapitalization Plans" for more information.

Other Income (Expense), Net

Other income (expense) consisted of the following:

                                                       Quarter Ended                      Year-to-Date
                                                       September 30,                      September 30,
                                             ----------------- ---------------- ----------------- ----------------
                                                   1998             1997              1998             1997
-------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                                        (in millions)
Dividend and interest income                 $         16.7    $        10.0    $         49.1    $        52.8
Other, net                                             (6.6)           (12.9)             (0.5)            (1.0)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total other income (expense), net            $         10.1    $        (2.9)   $         48.6    $        51.8
                                             --- ------------- -- ------------- --- ------------- -- -------------


The increase in dividend and interest income for the 1998 third quarter was mainly due to interest earned on loans to unconsolidated affiliates.

Income Taxes

See Note 4 of Condensed Notes to Consolidated Financial Statements for the differences that caused Sprint's effective income tax rates to vary from the statutory federal rate.

Extraordinary Item

In March 1998, Sprint redeemed, prior to maturity, $115 million of debt with a 9.25% interest rate. This resulted in a $4 million ($0.01 per diluted share) after-tax loss.

Financial Condition

Sprint's consolidated assets totaled $20.5 billion at the end of September 1998 and $18.2 billion at year-end 1997. Net property, plant and equipment increased $2.0 billion since year-end 1997 mainly because of capital expenditures, including capital leases, to support the network buildout of the SprintCom markets. The increase also reflects capital expenditures to support the core long distance and local networks and expanded product and service offerings. Sprint's debt-to-capital ratio was 37.3% at the end of September 1998 versus 30.0% at year-end 1997. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

Liquidity and Capital Resources

Operating Activities

Sprint's operating activities provided cash of $3.0 billion in the 1998 year-to-date period versus $2.4 billion in the same 1997 period, a 22% increase. Operating cash flows for 1998 mainly reflect improved operating results in Sprint's core businesses.

Investing Activities

Sprint's investing activities used cash of $3.7 billion in the first nine months of 1998 versus $3.2 billion in the same period a year ago. Capital expenditures, which are Sprint's largest investing activity, totaled $3.0 billion in the 1998 year-to-date period and $1.9 billion in 1997. Year-to-date local division capital expenditures totaled $1.0 billion for 1998 versus $934 million for 1997. Expenditures in both years were made to accommodate access line growth and expand capabilities for providing enhanced services. Long distance division capital expenditures totaled $977 million for the first nine months of 1998 versus $747 million for the same period a year ago. Expenditures in both years were incurred mainly to enhance network reliability, meet increased demand for data-related services, and upgrade capabilities for providing new products and services. Capital expenditures in 1998 also reflect $713 million related to the buildout of the SprintCom PCS markets.

In the first nine months of 1997, Sprint paid $460 million toward its purchase of the SprintCom PCS licenses. Also in 1997, Sprint purchased the net assets of Paranet, Inc. for $375 million.

"Investments in and loans to affiliates, net" consisted of the following:

                                                                                          Year-to-Date
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                        1998             1997
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                          (in millions)
Sprint PCS
     Capital contributions                                                      $        193.5    $       255.5
     Loans and advances, net                                                             113.6            108.2
     Capitalized interest                                                                  -               46.3
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                         307.1            410.0
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Global One
     Capital contributions                                                               283.5              -
     Advances, net                                                                      (118.7)            62.7
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                         164.8             62.7
Other, net                                                                               230.5             35.8
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total                                                                           $        702.4    $       508.5
                                                                                --- ------------- -- -------------


Capital contributions and net advances to Sprint PCS in both years were used to fund capital and operating requirements. Capital contributions and net advances to Global One in 1998 were used mainly to fund operations. "Other, net" includes Sprint's investment in Earthlink and its $148 million investment in Call-Net Enterprises Inc. to retain its 25% interest after Call-Net purchased Fonorola Inc.

Financing Activities

Sprint's year-to-date financing activities provided cash of $705 million in 1998, while year-to-date 1997 activities used cash of $238 million. Financing activities during 1998 reflect proceeds from long-term debt of $946 million and increased construction obligations of $429 million, partly offset by payments on long-term debt of $247 million. Proceeds from borrowings in 1998 were mainly used to fund the buildout of the SprintCom PCS markets and to fund capital contributions to Sprint PCS and Global One and investments in other Sprint affiliates. In the first nine months of 1997, financing activities reflect an increase in short-term borrowings of $195 million, offset by payments on long-term debt of $111 million. Sprint paid dividends of $292 million in the first nine months of 1998 and $275 million in the first nine months of 1997.

Capital Requirements

Sprint's 1998 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $5.5 to $5.7 billion. Dividend payments are expected to total $430 million in 1998.

Sprint expects to spend $4.9 to $5.1 billion on capital expenditures in 1998, including $2.8 to $2.9 billion for the long distance and local divisions. The remainder will mainly be used to build out the SprintCom network.

Global One is also expected to require $300 to $400 million from Sprint in 1998 to help fund operations and ongoing development activities.

Sprint and the Cable Parents have loaned $400 million to fund Sprint Spectrum Holdings' capital requirements from the date the PCS Restructuring agreement was signed (May 26, 1998) through September 30, 1998. The PhillieCo Partners have loaned $50 million to PhillieCo to fund operating and working capital requirements and capital expenditures through September 30, 1998. Sprint has also loaned $110.6 million to fund SprintCom's capital requirements as part of the PCS Restructuring through September 30, 1998. Sprint has been financing SprintCom with Sprint's cash from operations, commercial paper borrowings and leases on specific equipment. Sprint intends to continue to fund the buildout of the SprintCom markets through the closing of the PCS Restructuring. These loans, totaling $510.6 million excluding loans to PhillieCo, will be converted at the closing of the PCS Restructuring into 10-year preferred stock of Sprint convertible into PCS Stock.

Liquidity

Sprint currently uses the commercial paper market to fund its short-term working capital needs. Sprint uses four commercial paper dealers to place the paper at the most favorable rates and maturities. Sprint also uses the medium-term note and long-term bond markets as well as other debt markets to fund its needs. Sprint intends to borrow funds through the U.S. and international money and capital markets and bank credit markets to fund capital expenditures, operating and working capital requirements and to refinance existing Sprint PCS debt obligations after the PCS Restructuring.

In August 1998, Sprint entered into $5.0 billion of new revolving credit facilities with syndicates of domestic and international banks. These facilities support Sprint's commercial paper operations and replace its previous $1.5 billion revolving credit facility. At the end of September 1998, Sprint could borrow $3.6 billion under these new facilities. Sprint also has a separate five-year revolving credit facility with a bank. The unused capacity under the committed portion of that facility was $100 million.

In October 1998, Sprint filed a shelf registration statement with the Securities and Exchange Commission (SEC) for $8.0 billion of debt securities. This shelf registration replaced $1.0 billion of Sprint's existing shelf registration statements. Proceeds from the sale of securities under this shelf registration statement will be used to repay short-term borrowings, refinance existing long-term borrowings, and provide funds for working capital and new capital expenditures for both the PCS and FON Groups. Sprint currently expects to offer up to $3 billion under the new shelf registration at approximately the same time as the PCS Restructuring. There can be no assurance that such debt offering will occur.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to $13.8 billion at September 30, 1998 under the most restrictive of its debt covenants. Among other restrictions, Sprint must maintain certain levels of consolidated net worth.

In late September, Sprint filed a registration statement with the SEC for an IPO of shares of Series 1 PCS Stock. In late October, Sprint announced that it elected to proceed with a tax-free recapitalization of Sprint's common stock concurrent with the PCS Restructuring and delay the planned IPO. Sprint decided to delay the IPO due to current general market conditions. Sprint will continue to evaluate market conditions and may proceed with a public offering of the Series 1 PCS stock at a later date.

DT and FT have agreed to purchase PCS Stock as part of the PCS Restructuring to maintain their combined 20% voting power. Proceeds from the exercise of these equity purchase rights are expected to total between $75 and $100 million. These proceeds will be used to fund working capital needs and the continued buildout of the PCS Group's network.

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

Year 2000 Issue

Sprint

The "Year 2000" issue affects Sprint's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system errors. The Year 2000 issue may also affect the systems and applications of Sprint's customers, vendors or resellers.

Sprint started a program in 1996 to identify and address the Year 2000 issue. It has completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. Sprint expects to substantially complete the renovation of these computer systems, software applications and the majority of the network elements and other business systems by year-end 1998. Year 2000 testing commenced in the third quarter of 1998 and will be completed during 1999. Sprint is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Sprint is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant.

Sprint expects to incur approximately $250 million in 1998 and 1999 to complete its Year 2000 compliance program. If compliance is not achieved in a timely manner by Sprint or any significant related third party, the Year 2000 issue could have a material adverse effect on Sprint's operations. Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. Although Sprint intends to develop and, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $250 million.

Affiliates

Sprint's results of operations and financial condition could also be materially adversely affected by the failure of its affiliates, including Global One and Sprint PCS, to achieve Year 2000 compliance in a timely manner.

As a result of the PCS Restructuring, Sprint will acquire management control of Sprint PCS; therefore, the following discussion provides additional information related to the Year 2000 compliance efforts of Sprint PCS.

Sprint PCS is undertaking an inventory of its computer systems, network elements, software applications, products and other business systems. These inventories are targeted to be completed by year-end 1998. Once an item is identified through the inventory process, its Year 2000 impact is assessed and a plan is developed to address any required renovation. Sprint PCS is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is planning that Year 2000 compliance for these critical systems will be achieved in 1999. Sprint PCS is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 complaint. However, full compliance may not be achieved as planned by Sprint PCS and such third parties. As a result, Sprint PCS may not receive warranties and assurances from such third parties. Sprint PCS relies on third-party vendors for a significant number of its important operating and computer system functions, and therefore is highly dependent on such third-party vendors for the remediation of network elements, computer systems, software applications and other business systems. In addition, Sprint PCS uses publicly available services that are acquired without contract (for example, global positioning system timing signal) that may be subject to the Year 2000 issue. While Sprint PCS believes these systems will be Year 2000 compliant, they have no contractual or other right to compel compliance. Based upon our evaluations to date, Sprint PCS believes that the total cost of modifications and conversions of their systems will not be material, however such cost could become material because of the various reasons described above, many of which are out of the control of Sprint PCS.

Impact of Recently Issued Accounting Pronouncement

See Note 10 of Condensed Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

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

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1998.

Item 2.  Changes in Securities

         If Sprint  shareholders  approve the proposal to  restructure  Sprint's wireless operations, Sprint's existing common stock will be recapitalized into PCS Stock and FON Stock. The meeting of shareholders to vote on the proposal has been scheduled for November 13, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the restructuring transaction.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 1998.

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 5.65 for the 1998 third quarter versus 7.04 for the 1997 third quarter and 5.70 for the 1998 year-to-date period versus 6.55 for the same period a year ago. The ratios were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income from continuing operations before taxes, plus equity in the net losses of less-than-50% owned entities, less capitalized interest. Fixed charges include (a) interest on all debt of continuing operations (including amortization of debt issuance costs), (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.

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

             (4)  Indentures

                  (a) Indenture (including form of security) dated as of October 1, 1998, between Sprint Corporation and Bank One, N.A., as Trustee.

                  (b) Indenture (including form of security) dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee.

            (10)   Material Agreements

                  (a) Master Restructuring and Investment Agreement Among Sprint Corporation, France Telecom S.A. and Deutsche Telecom AG, dated as of May 26, 1998 (filed as
                           Exhibit 99(B) to Sprint Corporation Current Report on Form 8-K dated May 26, 1998 and incorporated herein by reference).

                  (b) 364-Day Credit Agreement, dated as of August 7, 1998, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the Initial Lenders Named Therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as
                           Documentation Agents (filed as Exhibit 10.23 to Sprint Corporation Registration Statement No. 333-64241 and incorporated herein by reference).

                  (c) Five-Year Credit Agreement, dated as of August 7, 1998, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the Initial Lenders Named Therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as
                           Documentation Agents (filed as Exhibit 10.24 to Sprint Corporation Registration Statement No. 333-64241 and incorporated herein by reference).

            (10)  Executive Compensation Plans and Arrangements

                  (d) Summary of Executive Officer and Board of Directors Benefits.

            (12)  Computation of Ratio of Earnings to Fixed Charges

            (27)  Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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







                                         SPRINT CORPORATION
                                         (Registrant)





                                  By     /s/  John P. Meyer
                                         John P. Meyer
                                         Senior Vice President -- Controller
                                         Principal Accounting Officer


Dated:  November 2, 1998

                                         EXHIBIT INDEX


           EXHIBIT
           NUMBER

            (2) Restructuring and Merger Agreement By and Among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation, Cox Communications, Inc. and certain of their subsidiaries, dated as of May 26, 1998 (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated May 26, 1998 and incorporated herein by reference).

            (4)   Indentures

                  (a) Indenture (including form of security) dated as of October 1, 1998, between Sprint Corporation and Bank One, N.A., as Trustee.

                  (b) Indenture (including form of security) dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee.


           (10)   Material Agreements

                  (a) Master Restructuring and Investment Agreement Among Sprint Corporation, France Telecom S.A. and Deutsche Telecom AG, dated as of May 26, 1998 (filed as
                           Exhibit 99(B) to Sprint Corporation Current Report on Form 8-K dated May 26, 1998 and incorporated herein by reference).

                  (b) 364 Day Credit Agreement, dated as of August 7, 1998, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the Initial Lenders Named Therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and the Chase Manhattan Bank, as
                           Documentation Agents (filed as Exhibit 10.23 to Sprint Corporation Registration Statement No. 333-64241 and incorporated herein by reference).

                  (c) Five Year Credit Agreement, dated as of August 7, 1998, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the Initial Lenders Named Therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as
                           Documentation Agents (filed as Exhibit 10.24 to Sprint Corporation Registration Statement No. 333-64241 and incorporated herein by reference).

           (10)   Executive Compensation Plans and Arrangements

                  (d) Summary of Executive Officer and Board of Directors Benefits.

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule