Form 10-K
period 1998-12-31
SPRINT CORP
filed 1999-03-05
CIK 101830

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Transition period from to

                           Commission File No. 1-4721
                               SPRINT CORPORATION
             (Exact name of registrant as specified in its charter)

                 KANSAS                                48-0457967
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

            P.O. Box 11315,                              64112
         Kansas City, Missouri                         (Zip Code)
    (Address of principal executive
                offices)

     Registrant's telephone number,                  (913) 624-3000
          including area code

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
        Preferred Stock, without par
         value
         First series, $7.50 stated
          value                                New York Stock Exchange
         Second series, $6.25 stated
          value                                New York Stock Exchange
        FON Common Stock, Series 1,
         $2.00
         par value, and FON Group
          Rights                               New York Stock Exchange
        PCS Common Stock, Series 1,
         $1.00
         par value, and PCS Group
          Rights                               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for these shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting and non-voting stock held by non-affiliates at February 26, 1999, was $42,048,340,359.

                COMMON SHARES OUTSTANDING AT FEBRUARY 26, 1999:

                   FON COMMON STOCK      345,480,707
                   PCS COMMON STOCK      404,119,795
                   CLASS A COMMON STOCK   86,236,036

                      Documents incorporated by reference.

Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1998, is incorporated by reference in Part III hereof.

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K                                    Sprint Corporation
Part I

- --------------------------------------------------------------------------------
Item 1. Business
- --------------------------------------------------------------------------------

The Corporation

Sprint Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company. In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint
PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc. (TCI), Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom S.A. (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless personal communication services (PCS) operations. These operations are referred to as the PCS Group.

The FON stock is intended to reflect the performance of all of Sprint's other operations. These operations are referred to as the FON Group and include the following:

  .  Core businesses
    .  Long distance division
    .  Local division
    .  Product distribution and directory publishing businesses

  .  Activities to develop and deploy Sprint ION(SM), Integrated On-Demand
     Network

  .  Other ventures, including Sprint's investment in Global One.

Characteristics of Tracking Stock

FON and PCS shareholders are subject to the risks related to all of Sprint's businesses, assets and liabilities. Owning FON or PCS shares does not represent a direct legal interest in the assets and liabilities of the Groups. Rather, shareholders remain invested in Sprint and continue to vote as a single voting class for Board member elections (other than Class A directors elected by FT and DT) and most other company matters.

The vote per share of the PCS stock is different from the vote of the FON stock. The FON stock has one vote per share. The vote of the PCS stock is based on the market price of a share of PCS stock relative to the market price of a share of FON stock for a period of time prior to the record date for a shareholders meeting. The shares of PCS stock held by the Cable Partners have 1/10 of the vote per share of the publicly traded PCS stock. The shares held by the Cable Partners will convert into full voting PCS stock upon sale to the public. Sprint anticipates that the FON stock will have greater voting power than the PCS stock for the foreseeable future and therefore will be in a position to control the outcome of shareholder votes.

The price of the FON stock may not accurately reflect the performance of the FON Group and the price of the PCS stock may not accurately reflect the performance of the PCS Group. Events affecting the results of one Group could adversely affect the results and stock price of the other Group. Net losses of either Group, and dividends or distributions on, or repurchases of, one stock will reduce Sprint funds legally available for dividends on both stocks. Debt incurred by either Group could affect the credit rating of Sprint as a whole and increase borrowing costs for both Groups.

Holders of one of the stocks may have different or conflicting interests from the holders of the other stock. For example, conflicts could arise with respect to decisions by the Sprint Board to (1) allocate consideration in a merger of Sprint among holders of FON stock and PCS stock, (2) convert the outstanding shares of PCS stock into shares of FON stock, (3) sell assets of a Group, either to the other Group or to a third party, (4) transfer assets from one Group to the other Group, (5) formulate public policy positions which could have an unequal effect on the interests of the FON Group and the PCS Group, and
(6) make operational and financial decisions with respect to one Group that could be considered to be detrimental to the other Group. Material conflicts are addressed in accordance with the Tracking Stock Policies adopted by the Sprint Board. In addition, the Board has appointed a committee of its members (the Capital Stock Committee) to interpret and oversee the implementation of these policies.

Transfers of assets from the FON Group to the PCS Group treated as an equity contribution will result in an increase in the intergroup interest of the FON Group in the PCS Group. This interest is similar to the FON Group holding PCS stock. A transfer of funds from the PCS Group to the FON Group would decrease the intergroup interest. An intergroup interest of the PCS Group in the FON Group cannot be created.

If either the FON Group or the PCS Group were a stand-alone entity, a person that does not wish to negotiate with management could seek to acquire such Group by means of a tender offer or proxy contest involving only that entity's shareholders. However, because the FON Group and the PCS Group are each part of Sprint, acquiring either Group without negotiation with Sprint's management would require a proxy contest or tender offer that yielded control of Sprint generally and would likely require solicitations to shareholders of both Groups.

The Clinton Administration's annual budget proposal included a recommendation to tax the future issuance of tracking stocks. If enacted as proposed, the recommendation could adversely affect Sprint's ability to use tracking stocks to raise equity capital in the future.

Sprint FON Group

General Overview of the Sprint FON Group

The main activities of the FON Group include its core businesses, consisting of domestic and international long distance communications, local exchange communications, and product distribution and directory publishing activities. The FON Group also includes results from Sprint ION(SM), and other ventures, including Sprint's investment in Global One.

Core Businesses--Long Distance Division

General

The FON Group's long distance division (LDD) is the nation's third largest long distance phone company. LDD operates a nationwide, all-digital long distance telecommunications network using state-of-the-art fiber-optic and electronic technology. LDD provides domestic and international voice, video and data communications services as well as integration management and support services for computer networks. It consists mainly of Sprint Communications Company L.P. (the Limited Partnership).

LDD's financial performance for 1998, 1997 and 1996 is summarized as follows:

- --------------------------------------------------
                          1998     1997     1996
- --------------------------------------------------
                              (in millions)
Net operating revenues  $9,910.9 $8,994.0 $8,302.1
                        --------------------------
Operating income(/1/)   $1,366.8 $1,025.3 $  911.5
                        --------------------------

(/1/)Includes nonrecurring litigation charges of $20 million in 1997 and $60 million in 1996.

Competition

The division competes with AT&T, MCI WorldCom and other telecommunications providers in all segments of the long distance communications market. AT&T continues to have the largest market share of the domestic long distance communications market. MCI WorldCom is the nation's second largest long distance phone company. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

Strategy

In order to achieve profitable market share growth in an increasingly competitive long distance communications environment, LDD intends to leverage its principal strategic assets: its national brand, innovative marketing and pricing plans, its reputation for superior customer service, its state-of-the-art technology, and offerings available from other FON Group operating entities and the PCS Group. LDD will focus on expanding its presence in the high-growth data communications markets such as Asynchronous Transfer Mode (ATM) and Frame Relay and intends to become the provider of choice for delivery of end-to-end service to companies with complex distributed computing environments. The FON Group continues to deploy network and systems infrastructure which provides industry-leading reliability, cost effectiveness and technological improvements. In order to create integrated product offerings for its customers, the FON Group is solidifying the linkage of its long distance division with Sprint's other operations such as the local division, the Global One alliance and the PCS Group in the areas of sales support, marketing, integration of systems and the development of common products and services. The long distance division also supports Sprint ION(SM). See "Sprint ION--Strategy" for more details.

Core Businesses--Local Division

General

The local division (LTD) consists of regulated local phone companies serving more than 7.6 million access lines in 18 states. LTD provides local phone services, access by phone customers and other carriers to LTD's local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or LATAs.

LTD's financial performance for 1998, 1997 and 1996 is summarized as follows:

- -------------------------------------------------------
                               1998     1997     1996
- -------------------------------------------------------
                                   (in millions)
Net operating revenues(/1/)  $5,371.4 $5,293.9 $5,127.0
                             --------------------------
Operating income             $1,407.0 $1,390.7 $1,334.7
                             --------------------------

(/1/Beginning)in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. For further discussion, see the FON Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AT&T is LTD's largest customer for network access services. In 1998, 1997 and 1996, 13% of the division's net operating revenues were from services (mainly network access services) provided to AT&T. Revenues from AT&T were 4% of the FON Group's revenues in 1998 and 5% in 1997 and 1996. While AT&T is a significant customer, LTD does not believe the division's revenues are dependent on AT&T, since any long distance provider must pay access charges to LTD related to interLATA long distance telephone service.

Competition

Because LTD operations are largely in rural markets, competition in its markets is occurring more gradually. There is already some competition in urban areas served by LTD and for business customers located in all areas. Certain proposed combinations, such as the merger of AT&T and TCI, would likely accelerate competition in the areas served by LTD. The merger with TCI would enable AT&T to bypass the local phone company and reach local customers through the cable of TCI. In addition, wireless services will continue to grow as an alternative to wireline services as a means of reaching local customers.

Strategy

To continue to build on its successful track record, LTD has embarked on a growth strategy whereby it will aggressively market Sprint's entire product portfolio to its local customers as well as its core product line of advanced network features and data products. LTD also supports the FON Group's initiatives with Sprint ION(sm). See "Sprint ION--Strategy" for more details.

Core Businesses--Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

The financial performance for the product distribution and directory publishing businesses for 1998, 1997 and 1996 is summarized as follows:

- -------------------------------------------------------
                               1998     1997     1996
- -------------------------------------------------------
                                   (in millions)
Net operating revenues(/1/)  $1,683.1 $1,454.3 $1,225.4
                             --------------------------
Operating income(/1/)        $  230.9 $  179.9 $  101.6
                             --------------------------

(/1/Beginning)in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. For further discussion, see the FON Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sprint ION

Sprint ION extends Sprint's existing advanced network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for data, Internet, and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

The financial performance for Sprint ION for 1998 and 1997 is summarized as follows:

- ---------------------------------
                     1998   1997
- ---------------------------------
                    (in millions)
Operating expenses  $ 143.1 $ 5.2
                    -------------

Strategy

This integrated services capability is expected to generate increased demand for Sprint's products and services, and at the same time reduce the costs to provide those services. Cisco Systems, Inc. (Cisco) and Bell Communications Research, Inc. are assisting in the Sprint ION development effort. Cisco will be a major supplier of Sprint's equipment requirements for digital subscriber line deployment.

Sprint ION intends to rely largely on the long distance division's transmission infrastructure and, to a lesser extent, on the transmission infrastructure of the local division. Sprint will evaluate whether facilities should be built, leased or acquired where they currently do not exist. Because a great amount of future investment will be related to specific customer contracts, Sprint expects to manage its investment in Sprint ION consistent with customer demand.

Other Ventures

The "other ventures" segment includes the FON Group's investment in Global One, a joint venture with FT and DT. Sprint is a 1/3 partner in Global One's operating group serving Europe (excluding France and Germany) and a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe. This segment also includes the FON Group's investments in EarthLink Network, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of these investments are accounted for on the equity basis.

The financial performance of the operations of other ventures for 1998, 1997 and 1996 is summarized as follows:

- ---------------------------------------------------------
                                 1998     1997     1996
- ---------------------------------------------------------
                                    (in millions)
Operating expenses              $  39.9  $  83.8  $ 48.6
                                ------------------------
Equity in losses of affiliates  $(236.7) $(172.0) $(87.0)
                                ------------------------

Operating expenses mainly relate to the FON Group's offering of Internet services. In June 1998, the FON Group completed the strategic alliance to combine its

Internet business with EarthLink. As part of the alliance, EarthLink obtained the FON Group's Sprint Internet Passport customers and took over the day-to-day operations of those services. In exchange, the FON Group owns an equity interest in EarthLink.

"Equity in losses of affiliates" mainly consists of losses from Global One. Global One's strategic objective is to be the premier provider of global telecommunications services. To achieve this objective, the Global One business strategy is designed to achieve maximum global coverage and seamless global connectivity. Under a single global brand and through a single interface to customers in each country, Global One offers a comprehensive array of state-of-the-art telecommunications services, delivered through its advanced global network infrastructure.

Sprint PCS Group

General Overview of the Sprint PCS Group

The PCS Group includes Sprint's domestic wireless mobile phone services. It operates the only 100% digital PCS wireless network in the United States, with licenses to provide nationwide service using a single frequency and a single technology. At year-end 1998, the PCS Group, together with certain affiliates, operated PCS systems in 45 of the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. With market launches in January 1999, the PCS Group's service now reaches nearly 170 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using Dual-Band/Dual-Mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The financial performance for the PCS Group for 1998, 1997 and 1996 is summarized as follows:

- ----------------------------------------------------------------
                                      1998      1997     1996
- ----------------------------------------------------------------
                                          (in millions)
Net operating revenues(/1/)         $ 1,225.4  $   --   $   --
                                    ---------------------------
Operating loss(/1/),(/2/)           $(2,569.4) $ (18.5) $  (0.5)
                                    ---------------------------
Other partners' loss in Sprint PCS  $ 1,250.9  $   --   $   --
                                    ---------------------------
Equity in loss of Sprint PCS        $     --   $(659.6) $(191.8)
                                    ---------------------------

(/1/The)PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method.

(/2/Includes)a nonrecurring charge to write-off $179 million of acquired in-process research and development costs related to the PCS Restructuring in 1998. For further discussion, see the PCS Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

License Coverage

The number of Pops (one person residing in a license area equals one Pop) covered by licenses held by the PCS Group is set forth in the chart below:

- --------------------------------------------------------
                                                Sprint
            Entity                 Pops(/1/)   Ownership
- --------------------------------------------------------
                                 (in millions)
Sprint Spectrum Holding Company
 Sprint Spectrum                     155.9       100.0%
 Cox PCS(/2/)                         21.0        59.2
 American PCS                          8.3       100.0
PhillieCo                              9.2       100.0
SprintCom                             74.9       100.0
- ----------------------------------------------
Total                                269.3
                                 -------------

(/1/Based)on 1997 population data supplied by Equifax Inc.

(/2/Pops)data for Cox PCS includes 100% of its Pops, not the PCS Group's proportional interest. Sprint Spectrum Holding Company and Cox, the holder of the remaining 40.8% partnership interest in Cox PCS, have entered into an arrangement whereby Cox may require Sprint Spectrum Holding Company to purchase Cox's remaining partnership interest in Cox PCS. Commencing in 2001, Sprint Spectrum Holding Company will have the right to require that Cox sell all of its remaining partnership interest in Cox PCS to Sprint Spectrum Holding Company.

Competition

Each of the markets in which the PCS Group competes is served by other two-way wireless service providers, including cellular and PCS operators and resellers. A majority of the markets will have five or more commercial mobile radio service (CMRS) providers and each of the top 50 metropolitan markets have at least one other PCS competitor in addition to two cellular incumbents. Many of these competitors have been operating for a number of years and currently service a significant subscriber base.

Strategy

The business objective of the PCS Group is to expand network coverage and increase market penetration by aggressively marketing competitively priced PCS products and services under the Sprint and Sprint PCS brand names, offering enhanced services and seeking to provide superior customer service. The principal elements of the PCS Group's strategy for achieving these goals are:

  .  Operating a nationwide digital wireless network

  .  Leveraging Sprint's national brand

  .  Utilizing state-of-the-art CDMA technology

  .  Delivering superior value to its customers

  .  Growing customer base using multiple distribution channels

  .  Continuing to expand coverage

Regulatory Developments

Sprint FON Group

The Telecommunications Act of 1996 (Telecom Act) was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required incumbent local phone companies, among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Telecom Act also allows Regional Bell Operating Companies (RBOCs) to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain a Federal Communications Commission (FCC) ruling that the provision of in-region long distance service is in the public interest. The Telecom Act's impact on Sprint remains unclear because the rules for competition are still being decided by regulators and the courts.

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some local phone companies and state public utility commissions appealed these rules to the U.S. Court of Appeals. In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The U.S. Supreme Court, on January 25, 1999, reversed the appeals court decision and reinstated the FCC's authority to establish rules and prices. Further FCC action and court appeals are expected.

In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions were designed to remove implicit subsidies from access charges and bring access rates closer to costs. The decisions also called for establishing explicit universal service subsidies for serving high cost areas and to fund additional telecommunications for schools, libraries and rural health care providers.

It is too early to ascertain the impact of these matters on Sprint because appeals and further regulatory proceedings are pending. Sprint's long distance division benefits from lower access charges because access is the single largest cost in providing long distance service. In addition, in 1998 Sprint established charges to flow through certain access and universal service payments to its customers. Reductions in access charges adversely affect revenues of the local division.

Some RBOCs have challenged the Telecom Act restrictions on their entry into long distance markets as unconstitutional. A federal district court in Texas ruled the restrictions were unlawful because they constituted a legislative act that imposed punishment without a judicial proceeding. However, that decision was overturned by the Fifth Circuit Court of Appeals. Similar arguments have also been rejected by the D.C. Circuit Court of Appeals. To date, the U.S. Supreme Court has declined to review these decisions.

Since the Telecom Act was passed in 1996, several RBOCs have filed applications with the FCC to provide in-region long distance service in certain states. None have been approved. It is expected that more applications will be filed with the FCC in 1999 and some may be approved. The entry of RBOCs into the long distance market will impact competition, but the extent of the impact will depend on many factors. These factors include the RBOCs' competitive ability, the appeal of the RBOC brand to different market segments, and the response of competitors. Some of the impact on Sprint may be offset by wholesale revenues from those RBOCs that choose to resell Sprint services.

As a result of competition, a number of carriers have combined. Sprint has raised concerns about some pending mergers (especially SBC Communications, Inc. and Ameritech Corporation, and GTE Corporation and Bell Atlantic Corporation) that appear to threaten competition. Federal regulators are closely scrutinizing these mergers.

Sprint PCS Group

The FCC sets rules, regulations and policies to, among other things:

  .  grant licenses for PCS frequencies and license renewals,

  .  rule on assignments and transfers of control of PCS licenses,

  . govern the interconnection of PCS networks with other wireless and wireline carriers,

  .  establish access and universal service funding provisions,

  . impose fines and forfeitures for violations of any of the FCC's rules, and

  .  regulate the technical standards of PCS networks.

The FCC prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio licenses totaling more than 45 megahertz (MHz) in any geographic area.

PCS License Transfers and Assignments

The FCC must approve any substantial changes in ownership or control of a PCS license. Noncontrolling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, a recent FCC order requires only post-consummation notification of certain pro forma assignments or transfers of control.

PCS License Conditions

All PCS licenses are granted for 10-year terms if the FCC's buildout requirements are followed. Based on those requirements, all 30 MHz broadband major trading area licensees must build networks offering coverage to 1/3 of the population within five years and 2/3 within 10 years. All 10 MHz broadband PCS licensees must build networks offering coverage to at least 1/4 of the population within five years or make a showing of "substantial service" within that five-year period. Licenses may be revoked if the rules are violated.

PCS licenses may be renewed for additional 10-year terms. Renewal applications are not subject to auctions. However, third parties may oppose renewal applications and/or file competing applications.

Other FCC Requirements

Broadband PCS providers cannot unreasonably restrict or prohibit other companies from reselling their services. They also cannot unreasonably discriminate against resellers. Resale obligations will automatically expire in 2002.

Local phone companies and most CMRS carriers (PCS and cellular providers) must program their networks to allow customers to change service providers without changing phone numbers. This is referred to as service provider number portability. Most CMRS providers were required to deliver calls from their networks to ported numbers anywhere in the country by year-end 1998. By November 2002, CMRS providers must be able to offer their own customers number portability in their switches in the 100 largest metropolitan areas. They also must be able to support nationwide roaming.

Broadband PCS and other CMRS providers may provide wireless local loop and other fixed services that would directly compete with the wireline services of local phone companies. Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities to be completed in phases by October 2001. The PCS Group and other wireless carriers complied with the first phase in October 1998 and are currently analyzing various technical methods for complying with the second phase.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires telecommunications carriers to meet certain "assistance capability requirements" by the end of June 2000. In 1997, telecommunications industry standard-setting organizations agreed to a joint standard to implement CALEA's capability requirements. The PCS Group is able to offer traditional electronic surveillance capabilities to law enforcement and is currently evaluating its ability to satisfy the CALEA requirements.

The FCC is also considering petitions from numerous parties to establish and implement technical compliance standards required by CALEA.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, certain FCC environmental regulations may cause certain cell site locations to come under National Environmental Policy Act (NEPA) regulation. NEPA requires carriers to meet certain land use and radio frequency standards.

Review of Universal Service Requirements

The FCC and the states established a "universal service" program to ensure affordable, quality telecommunications services for all Americans. Although the PCS Group is challenging in federal court the states' authority to collect universal service contributions from CMRS providers, the PCS Group is required to contribute to the federal program as well as existing state programs. The PCS Group's "contribution" to the federal program is a percentage of end-user revenues. Although many states are likely to adopt a similar assessment methodology, the states may calculate the contributions in any manner as long as the process is consistent with FCC rules. Currently, management cannot predict the extent of the PCS Group's total federal and state universal service assessments, or its ability to recover its contributions from the universal service fund.

Environmental Compliance

Sprint's environmental compliance and remediation expenditures mainly result from the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint has been identified as a potentially responsible party at sites relating to either landfill contamination or discontinued power generation operations. Sprint's environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material adverse effects on the FON Group or the PCS Group.

Patents, Trademarks and Licenses

Sprint owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. Sprint expects to apply for and develop trademarks, service marks and patents for the benefit of the Groups in the ordinary course of business. Sprint is a registered trademark of Sprint and Sprint PCS is a registered service mark of Sprint. Sprint is also licensed under domestic and foreign patents and trademarks owned by others. In total, these patents, patent applications, trademarks, service marks and licenses are of material importance to the business. Generally, Sprint's trademarks, trademark licenses and service marks have no limitation on duration; Sprint's patents and licensed patents have lives generally ranging from one to 17 years.

Pursuant to certain of the PCS Group's third party supplier contracts, the PCS Group has certain rights to use third party supplier trademarks in connection with the buildout, marketing and operation of its network.

Employee Relations

At year-end 1998, Sprint had approximately 64,900 employees. Approximately 10,800 FON Group employees were represented by unions. During 1998, Sprint had no material work stoppages caused by labor controversies.

Management

For information concerning the executive officers of Sprint, see "Executive Officers of the Registrant" in this document.

Information as to Business Segments

For information required by this section, refer to Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the FON Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations." Also refer to Note 14 of Sprint's "Notes to Consolidated Financial Statements" and Note 12 of the FON Group's "Notes to Combined Financial Statements" sections of the Financial Statements and Financial Statement Schedules filed as part of this document.

- --------------------------------------------------------------------------------
Item 2. Properties
- --------------------------------------------------------------------------------

Sprint's gross property, plant and equipment totaled $32.1 billion at year-end 1998, of which $14.9 billion relates to the FON Group's local communications services, $9.2 billion relates to the FON Group's long distance communications services, and $7.0 billion relates to the PCS Group's PCS wireless services.

The FON Group's gross property, plant and equipment totaled $25.2 billion at year-end 1998. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The LDD has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network.

The product distribution and directory publishing businesses' properties mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

The PCS Group's properties consist of leased and owned office space for its corporate operations, network monitoring personnel, customer care centers and retail stores. The PCS Group leases space for base station towers and switch sites for its nationwide network. At year-end 1998, the PCS Group had under lease (or options to lease) approximately 10,300 cell sites.

Sprint owns its corporate headquarters building and is in the process of building a $700 million corporate campus in the greater Kansas City metropolitan area.

Property, plant and equipment totaling $13.9 billion for the FON Group is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property. PCS Group property, plant and equipment totaling $4.1 billion is pledged as security for certain notes.

- --------------------------------------------------------------------------------
Item 3. Legal Proceedings
- --------------------------------------------------------------------------------

The FON Group is involved in various legal proceedings arising in the ordinary course of business. While it is not possible to determine the ultimate disposition of each of these proceedings, the FON Group believes that the outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the FON Group's financial condition or results of operations.

The PCS Group has been involved in legal proceedings in various states concerning the suspension of the processing or approval of permits for wireless telecommunications towers, the denial of applications for permits and other issues arising in connection with tower siting. There can be no assurance that such litigation and similar actions taken by others seeking to block the construction of individual cell sites of the PCS Group's network will not, in the aggregate, significantly delay expansion of the PCS Group's network coverage.

The PCS Group is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the PCS Group believes that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the PCS Group's financial condition or results of operations.

- --------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------------------------

On November 13, 1998, Sprint held a Special Meeting of Shareholders to vote on its proposal (the "Tracking Stock Proposal") involving, among other things,

  .  the restructuring of Sprint's wireless operations,

  .  the creation of the PCS Group and the FON Group, and

  . the tax-free recapitalization of Sprint's outstanding publicly traded common stock into PCS stock and FON stock.

In addition, the shareholders voted on a proposal (the "Incentive Plans Proposal") to, among other things,

  . authorize stock-based awards with respect to 10 million shares of PCS stock to replace the Sprint Spectrum L.P. Long-Term Incentive Compensation Plan and

  . permit non-employee members of the Board of Directors to participate with Sprint employees under the 1997 Long-Term Stock Incentive Program.

The shareholders approved both the Tracking Stock Proposal and the Incentive Plans Proposal.

The following votes were cast with respect to the Tracking Stock Proposal:

     FOR      315,477,746
     AGAINST    4,007,712
     ABSTAIN    2,253,484

The following votes were cast by the common stock, voting as a separate class, with respect to the Tracking Stock Proposal:

     FOR      229,124,699
     AGAINST    4,005,695
     ABSTAIN    2,246,702

The following votes were cast by the Class A common stock, voting as a separate class, with respect to the Tracking Stock Proposal:

     FOR      86,236,036
     AGAINST         --
     ABSTAIN         --

The following votes were cast with respect to the Incentive Plans Proposal:

     FOR      235,654,776
     AGAINST   83,360,499
     ABSTAIN    2,723,667

- --------------------------------------------------------------------------------
Item 10(b). Executive Officers of the Registrant
- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Office                                             Name                     Age
- -------------------------------------------------------------------------------
Chairman and Chief Executive Officer               William T. Esrey(/1/)     59
President and Chief Operating Officer              Ronald T. LeMay(/2/)      53
President--Local Telecommunications Division       Michael B. Fuller(/3/)    54
President--Long Distance Division                  Patti S. Manuel(/4/)      42
President--Sprint PCS                              Andrew J. Sukawaty(/5/)   43
President--Sprint International                    John E. Berndt(/6/)       58
President--National Integrated Services            Kevin E. Brauer(/7/)      48
Executive Vice President--General Counsel and
 External Affairs                                  J. Richard Devlin(/8/)    48
Executive Vice President--Chief Financial Officer  Arthur B. Krause(/9/)     57
Senior Vice President--Treasurer                   Gene M. Betts(/10/)       46
Senior Vice President--One Sprint Strategic
 Development                                       Arthur A. Kurtze(/11/)    54
Senior Vice President--Controller                  John P. Meyer(/12/)       48
Senior Vice President--Strategic Planning and
 Corporate Development                             Theodore H. Schell(/13/)  54
Senior Vice President--Human Resources             I. Benjamin Watson(/14/)  50
Senior Vice President--Consumer Market Strategy
 and Communications                                Thomas E. Weigman(/15/)   51
Vice President--Secretary                          Don A. Jensen(/16/)       63

(/1/Mr.)Esrey was elected Chairman in 1990. He was elected Chief Executive
    Officer and a member of the Board of Directors in 1985.

(/2/Mr.)LeMay was first elected President and Chief Operating Officer in February 1996. From July 1997 to October 1997, he served as Chairman and Chief Executive Officer of Waste Management, Inc., a provider of comprehensive waste management services. He was re-elected President and Chief Operating Officer of Sprint effective October 1997. From 1995 to 1996 Mr. LeMay served as Vice Chairman of Sprint. He also served as Chief Executive Officer of Sprint Spectrum Holding Company from 1995 to 1996. From 1989 to 1995, he served as President and Chief Operating Officer--Long Distance Division. Mr. LeMay served on Sprint's Board of Directors from 1993 until he went to work for Waste Management, Inc. He was re-elected to Sprint's Board of Directors in December 1997.

(/3/Mr.)Fuller was elected President--Local Telecommunications Division in
    October 1996. From 1990 to 1996, he served as President of United Telephone--Midwest Group, an operating group of subsidiaries of Sprint.

(/4/Ms.)Manuel was elected President--Long Distance Division in February 1998.
    She was also elected as President and Chief Operating Officer of the Limited Partnership in February 1998. She had served as President of Sprint Business, a division of the Limited Partnership, since May 1997. From 1994 to 1997, she was President of sales and marketing for Sprint Business. She was named President of marketing for Sprint Business in 1993.

(/5/Mr.)Sukawaty was elected President--Sprint PCS in December 1998. He was appointed Chief Executive Officer of Sprint Spectrum Holding Company in September 1996. Prior to joining Sprint Spectrum Holding Company, Mr. Sukawaty was Chief Executive Officer of NTL, the British diversified broadcast transmission and communications company, since 1994. From 1989 to 1993, he was Chief Operating Officer of Mercury One-2-One, the British company which started the world's first PCS service in the United Kingdom in 1993.

(/6/Mr.)Berndt was elected President--Sprint International in April 1998.
    Before that, Mr. Berndt was President of Fluor Daniel Telecommunications since January 1997. He was President--Multimedia Ventures and Technologies for AT&T and Lucent Technologies from 1995 to 1996. From 1993 to 1995, Mr. Berndt was President of New Business Development for AT&T.

(/7/Mr.)Brauer was elected President--National Integrated Services in October
    1997. He had served as Senior Vice President since June 1997. From 1994 to 1997, he was President of Sprint Business and from 1993 to 1994, he was President of Sales of Sprint Business.

(/8/Mr.)Devlin was elected Executive Vice President--General Counsel and
    External Affairs in 1989.

(/9/Mr.)Krause was elected Executive Vice President--Chief Financial Officer in
    1988.

(/10/Mr.)Betts was elected Senior Vice President in 1990. He was elected
     Treasurer in December 1998.

(/11/Mr.)Kurtze was appointed Senior Vice President--One Sprint Strategic
     Development in February 1999. He had served as Chief Operating Officer of Sprint Spectrum Holding Company since 1995. Prior to joining Sprint Spectrum Holding Company, Mr. Kurtze was Senior Vice President--Operations for Sprint's Local Division since 1993.

(/12/Mr.)Meyer was elected Senior Vice President--Controller in 1993.

(/13/Mr.)Schell was elected Senior Vice President--Strategic Planning and
     Corporate Development in 1990.

(/14/Mr.)Watson was elected Senior Vice President--Human Resources in 1993.

(/15/Mr.)Weigman was appointed Senior Vice President--Consumer Market Strategy and Communications in February 1999. He had served as President--Consumer Services Group of Sprint's Long Distance Division since 1995. From 1993 to 1995, he served as President--Multimedia/Strategic Services of the Long Distance Division. He joined the Long Distance Division as Chief Marketing Officer in 1991.

(/16/Mr.)Jensen was elected Vice President--Secretary in 1975.

There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Part II

- --------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
- --------------------------------------------------------------------------------

Common Stock Data

- ------------------------------------------------
                          1998 Market Price
                     ---------------------------
                                          End
                                          of
                       High     Low     Period
- ------------------------------------------------
Sprint Stock
 First quarter       $75 5/8  $55 1/4  $67 11/16
 Second quarter       75 5/8   65       70 1/2
 Third quarter        80 1/8   61 1/2   72
 Fourth quarter(/1/)  82 7/8   69 1/16  81 5/16
FON Stock(/2/)        85 5/16  71 5/8   84 1/8
PCS Stock(/2/)        23 3/8   14 1/16  23 1/8
- ------------------------------------------------
                          1997 Market Price
                     ---------------------------
                                          End
                                          of
                       High     Low     Period
- ------------------------------------------------
Sprint Stock
 First quarter       $48      $38 3/8  $45 3/8
 Second quarter       52 3/4   42 1/4   52 1/4
 Third quarter        52 5/8   44       50
 Fourth quarter       60 5/8   48 3/4   58 5/8

(/1/Fourth)quarter per share market data is for the period October 1, 1998 through November 23, 1998.

(/2/FON)Stock and PCS Stock per share market data is for the period November
    24, 1998 through December 31, 1998.

As of February 28, 1999, Sprint had approximately 78,000 FON stock record holders, 75,000 PCS stock record holders and two Class A common stock record holders. The principal trading market for Sprint's FON stock and PCS stock is the New York Stock Exchange. The Class A common stock is not publicly traded. Sprint paid a FON stock dividend of $0.25 per share in the fourth quarter of 1998. Sprint paid common stock dividends of $0.25 per share in the first three quarters of 1998 and each quarter of 1997. Sprint paid Class A common stock dividends of $0.25 per share in each quarter of 1998 and 1997. Sprint does not intend to pay dividends on the PCS stock in the foreseeable future.

During 1998 and the first part of 1999, Sprint issued the following securities which were not registered under the Securities Act of 1933, as amended.

In November 1998, Sprint issued an aggregate of 195,094,340 shares of Series 2 PCS low-vote stock, warrants to purchase an aggregate of 12,452,831 shares of PCS Stock and 246,766 shares of Convertible Preferred Stock, Seventh Series (PCS preferred stock) to the Cable Partners in connection with the PCS Restructuring. The Series 2 PCS stock and the warrants were issued as consideration for the Cable Partners' interests in Sprint PCS. The PCS preferred stock was issued either to purchase certain debt loaned to Sprint PCS by the Cable Partners or as consideration for their interests in Sprint PCS. Each warrant is exercisable for a share of PCS stock at any time before November 2003 at an exercise price with respect to each warrant equal to approximately $24.02. Each share of PCS preferred stock is convertible into approximately 32.5 shares of PCS stock.

In November 1998, in connection with the PCS Restructuring and the issuance of PCS stock and PCS preferred stock to the Cable Partners, Sprint issued an aggregate of 5,198,668 shares of Series 3 PCS stock to FT and DT for an aggregate of $85 million. These shares were purchased by FT and DT in order to maintain their aggregate voting power at 20% of Sprint's outstanding voting power.

In February 1999, Sprint issued an aggregate of 6,100,750 shares of Series 3 PCS stock to FT and DT for an aggregate of $169 million in conjunction with the registered public offering of 24,403,000 shares of Series 1 PCS stock. These shares were also purchased by FT and DT in order to maintain their aggregate voting power at 20% of Sprint's outstanding voting power.

All of the transactions described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No solicitation was made to sell such shares to the public, and the Cable Partners, FT and DT were each provided with all material information that was available regarding Sprint. All of the purchasers are accredited investors having sufficient knowledge and experience in financial and business matters necessary to evaluate the merits and risks of their investment. All of such purchasers were informed that the transactions were being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act. The Cable Partners, FT and DT have been given certain registration rights by Sprint.

- --------------------------------------------------------------------------------
Item 6. Selected Financial Data
- --------------------------------------------------------------------------------

For information required by Item 6, refer to the "Selected Financial Data" sections of the Financial Statements and Financial Statement Schedules filed as part of this document.

- --------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations
- --------------------------------------------------------------------------------

For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Financial Statements and Financial Statement Schedules filed as part of this document.

- --------------------------------------------------------------------------------
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
- --------------------------------------------------------------------------------

Sprint's exposure to market risk--through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt--is not material.

- --------------------------------------------------------------------------------
Item 8. Financial Statements and Supplementary Data
- --------------------------------------------------------------------------------

For information required by Item 8, refer to the "Consolidated Financial Statements" and "Combined Financial Statements" sections of the Financial Statements and Financial Statement Schedules filed as part of this document.

- --------------------------------------------------------------------------------
Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure
- --------------------------------------------------------------------------------

None.

Part III

- --------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Registrant
- --------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1998.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1998.

- --------------------------------------------------------------------------------
Item 11. Executive Compensation
- --------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1998.

- --------------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
- --------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1998.

- --------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
- --------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1998.

Part IV

- --------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------------

 (a) 1. The consolidated financial statements of Sprint and the combined financial statements of the FON Group and the PCS Group, filed as part of this report, are listed in the Index to Financial Statements and Financial Statement Schedules.

 2. The consolidated financial statement schedule of Sprint and the combined financial statement schedules of the FON Group and the PCS Group, filed as part of this report, are listed in the Index to Financial Statements and Financial Statement Schedules.

 3.   The following exhibits are filed as part of this report:

    EXHIBITS

    (3) Articles of Incorporation and Bylaws:

      (a) Articles of Incorporation, as amended (filed as Exhibit 4A to Post-Effective Amendment No. 2 to Sprint Corporation's
          Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

      (b) Bylaws, as amended (filed as Exhibit 4C to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

    (4) Instruments defining the Rights of Sprint's Security Holders:

      (a) The rights of Sprint's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See Exhibit 3(a).

      (b) Rights Agreement dated as of November 23, 1998, between Sprint Corporation and UMB Bank, n.a. (filed as Exhibit 4.1 to Amendment No. 1 to Sprint Corporation's Registration Statement on Form 8-A relating to Sprint's PCS Group Rights, filed November 25, 1998, and incorporated herein by reference).

      (c) Tracking Stock Policies of Sprint Corporation (filed as Exhibit 4D to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

      (d) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom S.A. and Deutsche Telekom AG (filed as Exhibit 4E to Post-Effective Amendment No.2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

      (e) Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

      (f) First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference).

      (g) Indenture, dated as of October 1, 1998, between Sprint
          Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

      (h) First Supplemental Indenture, dated as of January 15, 1999, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference).

    (10) Material Agreements

      (a) Joint Venture Agreement dated as of June 22, 1995 among Sprint Corporation, Sprint Global Venture, Inc., France Telecom S.A. and Deutsche Telekom AG (filed as Exhibit (10)(a) to Sprint
          Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

      (b) Amendment No. 1 to Joint Venture Agreement, dated as of January 31, 1996, among Sprint Corporation, Sprint Global Venture, Inc., France Telecom, Deutsche Telekom AG and Atlas Telecommunications, S.A. (filed as Exhibit 99A to Sprint Corporation Current Report on Form 8-K dated January 31, 1996 and incorporated herein by reference).

      (c) Amended and Restated Stockholders' Agreement among France Telecom S.A., Deutsche Telekom AG and Sprint Corporation, dated as of November 23, 1998.

      (d) Restructuring and Merger Agreement By and Among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation, Cox Communications, Inc. and certain of their subsidiaries, dated as of May 26, 1998 (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated May 26, 1998 and incorporated herein by reference).

      (e) Amended and Restated Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, France Telecom S.A. and Deutsche Telekom A.G. (filed as Exhibit 10.1 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

      (f) Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

      (g) Standstill Agreements, dated May 26, 1996, between Sprint Corporation and each of Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.

      (h) 364-Day Credit Agreement, dated as of August 7, 1998, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as Documentation Agents (filed as Exhibit 10.23 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

      (i) Five-Year Credit Agreement, dated as of August 7, 1998, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as Documentation Agents (filed as Exhibit 10.24 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

    (10) Executive Compensation Plans and Arrangements:

      (j) 1985 Stock Option Plan, as amended (filed as Exhibit (10)(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

      (k) 1990 Stock Option Plan, as amended.

      (l) 1990 Restricted Stock Plan, as amended.

      (m) Executive Deferred Compensation Plan, as amended (filed as Exhibit (10)(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference). Summary of amendments (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference). Summary of additional amendments.

      (n) Management Incentive Stock Option Plan, as amended.

      (o) 1997 Long-Term Stock Incentive Program (filed as part of Annex VII to the proxy statement/prospectus that forms a part of Sprint Corporation's Registration Statement on Form S-4 (No. 333-65173) and incorporated herein by reference).

      (p) Sprint Supplemental Executive Retirement Plan (filed as Exhibit
          (10)(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

      (q) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

      (r) Restated Memorandum Agreements Respecting Supplemental Pension Benefits between Sprint Corporation (formerly United Telecommunications, Inc.) and two of its current and former executive officers (filed as Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

      (s) Executive Long-Term Incentive Plan (filed as Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

      (t) Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

      (u) Long-Term Incentive Compensation Plan, as amended (filed as
          Exhibit 10(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

      (v) Short-Term Incentive Compensation Plan (filed as Exhibit 10(k) to United Telecommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

      (w) Retirement Plan for Directors, as amended (filed as Exhibit
          (10)(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

      (x) Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

      (y) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit
          (10)(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and Exhibit 10 (b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      (z) Director's Deferred Fee Plan, as amended (filed as Exhibit
          (10)(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference). Summary of amendments (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference). Summary of additional amendments (see Exhibit (10)(m)).

      (aa) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

      (bb) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

      (cc) Summary of Executive Officer and Board of Directors Benefits.

      (dd) Amended and Restated Centel Director Stock Option Plan (filed as
           Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      (ee) Employment Agreement, dated as of July 29, 1996, between Sprint Spectrum Holding Company, L.P. and Andrew Sukawaty (filed as
           Exhibit 10.20 to Sprint Spectrum L.P. Registration Statement on Form S-1 (No. 333-06609) and incorporated herein by reference).

    (12) Computation of Ratio of Earnings to Fixed Charges

    (21) Subsidiaries of Registrant

    (23) (a)Consent of Ernst & Young LLP

      (b) Consent of Deloitte & Touche LLP

    (27) Financial Data Schedules

      (a) December 31, 1998

      (b) September 30, 1998 Restated

      (c) June 30, 1998 Restated

      (d) March 31, 1998 Restated

      (e) December 31, 1997 Restated

      (f) December 31, 1996 Restated

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt. The total amount of securities authorized under any of said instruments (other than those listed above) does not exceed 10% of the total assets of Sprint.

 (b)Reports on Form 8-K

Sprint filed a Current Report on Form 8-K dated October 28, 1998, in which it reported that it had elected to delay a planned public offering of its PCS stock and would, instead, proceed with the Recapitalization, subject to shareholder approval.

Sprint filed a Current Report on Form 8-K dated November 2, 1998 in which it reiterated that it had elected to proceed with the Recapitalization, subject to shareholder approval, and that it would proceed with a debt offering. Sprint included in this Current Report the audited consolidated financial results of Sprint and the audited combined financial results of the FON Group, the PCS Group and Sprint Spectrum Holding Company combined with MinorCo and PhillieCo as well as certain other information contained in the proxy statement/prospectus sent to Sprint shareholders in connection with the PCS Restructuring and the Recapitalization, updated to reflect (1) financial results and other information for the nine months ended September 30, 1998, (2) the delay of the planned public offering of PCS Stock, and (3) the planned debt offering. The financial statements included the following:

   Annex I-Sprint Corporation Information
               -Selected Financial Data
               -Sprint Corporation Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               -Report of Independent Auditors
               -Independent Auditors' Report
               -Sprint Corporation Consolidated Financial Statements and Notes
                 thereto
               -Sprint Corporation Unaudited Pro Forma Condensed Combined
                 Financial Statements and Notes thereto
   Annex II-PCS Group Information
               -Business
               -Historical PCS Group Selected Financial Data
               -PCS Group Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
               -Report of Independent Auditors
               -PCS Group Combined Financial Statements and Notes thereto -Sprint Spectrum Holding Company Combined with MinorCo and
                 PhillieCo Selected Financial Data
               -Sprint Spectrum Holding Company Combined with MinorCo and
                 PhillieCo Management's Discussion and Analysis of Financial Condition and Results of Operations
               -Independent Auditors' Report
               -Sprint Spectrum Holding Company Combined with MinorCo and
                 PhillieCo Financial Statements and Notes thereto
               -PCS Group Unaudited Pro Forma Condensed Combined Financial
                 Statements and Notes thereto
   Annex III-FON Group Information
               -Business
               -FON Group Selected Financial Data
               -FON Group Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
               -Report of Independent Auditors
               -FON Group Combined Financial Statements and Notes thereto

Sprint filed a Current Report on Form 8-K dated November 12, 1998 in order to file the Computation of Supplemental Pro Forma Ratios of Earnings to Fixed Charges in connection with its $5.0 billion debt offering.

Sprint filed a Current Report on Form 8-K dated November 23, 1998 in which it reported consummation of the PCS Restructuring.

 (c)Exhibits are listed in Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPRINT CORPORATION
                                          (Registrant)

                                          By /s/ W. T. Esrey
                                          -------------------------------------
                                          William T. Esrey
                                          Chairman and Chief Executive Officer

Date: March 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 1999.

                                          /s/ W. T. Esrey
                                          -------------------------------------
                                          William T. Esrey
                                          Chairman and Chief Executive Officer

                                          /s/ Arthur B. Krause
                                          -------------------------------------
                                          Arthur B. Krause
                                          Executive Vice President and Chief
                                           Financial Officer

                                          /s/ John P. Meyer
                                          -------------------------------------
                                          John P. Meyer
                                          Senior Vice President and Controller
                                          Principal Accounting Officer

SIGNATURES

                                          SPRINT CORPORATION
                                          (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 1999.

/s/ DuBose Ausley                         /s/ Ronald T. LeMay
- -------------------------------------     -------------------------------------
DuBose Ausley, Director

                                          Ronald T. LeMay, Director

/s/ Warren L. Batts                       /s/ Linda K. Lorimer
- -------------------------------------     -------------------------------------
Warren L. Batts, Director

                                          Linda K. Lorimer, Director

/s/ Michel Bon                            /s/ Charles E. Rice
- -------------------------------------     -------------------------------------
Michel Bon, Director

                                          Charles E. Rice, Director

/s/ W. T. Esrey                           /s/ Ron Sommer
- -------------------------------------     -------------------------------------
William T. Esrey, Director

                                          Ron Sommer, Director

/s/ Irvine O. Hockaday Jr.                /s/ Stewart Turley
- -------------------------------------     -------------------------------------
Irvine O. Hockaday Jr., Director

                                          Stewart Turley, Director
/s/ Harold S. Hook
- -------------------------------------
Harold S. Hook, Director

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                        Page
                                                                      Reference
ANNEX I                                                               ---------
SPRINT CORPORATION
- ------------------

Selected Financial Data                                                I-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 I-2
Consolidated Financial Statements
Management Report                                                      I-11
Report of Independent Auditors                                         I-12
Consolidated Statements of Income for each of the three years ended
 December 31, 1998                                                     I-13
Consolidated Statements of Comprehensive Income for each of the
 three years ended December 31, 1998                                   I-15
Consolidated Balance Sheets as of December 31, 1998 and 1997           I-16
Consolidated Statements of Cash Flows for each of the three years
 ended December 31, 1998                                               I-17
Consolidated Statements of Shareholders' Equity for each of the
 three years ended December 31, 1998                                   I-18
Notes to Consolidated Financial Statements                             I-19
Financial Statement Schedule
Schedule II--Consolidated Valuation and Qualifying Accounts for each
 of the three years ended December 31, 1998                            I-36

ANNEX II
SPRINT FON GROUP
- ----------------

Selected Financial Data                                                II-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 II-2
Combined Financial Statements
Management Report                                                      II-9
Report of Independent Auditors                                         II-9
Combined Statements of Income for each of the three years ended
 December 31, 1998                                                     II-10
Combined Statements of Comprehensive Income for each of the three
 years ended December 31, 1998                                         II-11
Combined Balance Sheets as of December 31, 1998 and 1997               II-12
Combined Statements of Cash Flows for each of the three years ended
 December 31, 1998                                                     II-13
Notes to Combined Financial Statements                                 II-14
Financial Statement Schedule
Schedule II--Combined Valuation and Qualifying Accounts for each of
 the three years ended December 31, 1998                               II-27
ANNEX III
SPRINT PCS GROUP
- ----------------

Selected Financial Data                                                III-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 III-2
Combined Financial Statements
Management Report                                                      III-7
Report of Independent Auditors                                         III-8
Combined Statements of Operations for each of the three years ended
 December 31, 1998                                                     III-10
Combined Balance Sheets as of December 31, 1998 and 1997               III-11
Combined Statements of Cash Flows for each of the three years ended
 December 31, 1998                                                     III-12
Notes to Combined Financial Statements                                 III-13
Financial Statement Schedule
Schedule II--Combined Valuation and Qualifying Accounts for the year
 ended December 31, 1998                                               III-24

                                    Annex I

                               SPRINT CORPORATION
                       Consolidated Financial Information

SELECTED FINANCIAL DATA                                       Sprint Corporation

- ---------------------------------------------------------------------------------
                                1998       1997       1996      1995      1994
- ---------------------------------------------------------------------------------
                                    (in millions, except per share data)
Results of Operations
- ---------------------------------------------------------------------------------
Net operating revenues        $17,134.3  $14,873.9  $13,887.5 $12,735.3 $11,964.8
Operating income(/1/),(/2/)       190.4    2,451.4    2,267.2   1,834.3   1,690.7
Income from continuing
 operations(/1/),(/2/),(/3/)      450.5      952.5    1,190.9     946.1     899.2
Earnings per Share and Divi-
 dends
- ---------------------------------------------------------------------------------
Earnings per common share
 from continuing
 operations:(/2/),(/3/)
 Diluted                      $      NM  $    2.18  $    2.79 $    2.69 $    2.56
 Basic                               NM       2.21       2.82      2.71      2.59
Dividends per common share         1.00       1.00       1.00      1.00      1.00
Pro Forma Earnings (Loss)
 per Share(/4/)
- ---------------------------------------------------------------------------------
Earnings (Loss) per common
 share from continuing
 operations:(/2/),(/3/)
 Sprint FON Group (diluted)   $    3.55  $    3.14  $    3.07 $    2.74 $    2.56
 Sprint FON Group (basic)          3.61       3.19       3.11      2.76      2.59
 Sprint PCS Group (diluted
  and basic)                      (4.42)     (3.52)        NA        NA        NA
Financial Position
- ---------------------------------------------------------------------------------
Total assets                  $33,231.1  $18,273.6  $16,915.2 $15,074.3 $14,425.2
Property, plant and
 equipment, net                18,983.0   11,494.1   10,464.1   9,715.8  10,258.8
Total debt (including short-
 term borrowings)              12,189.3    3,879.6    3,273.9   5,668.9   4,927.7
Shareholders' equity           12,448.3    9,025.2    8,519.9   4,642.6   4,524.8
Cash Flow Data
- ---------------------------------------------------------------------------------
Net cash provided by
 operating activities--
 continuing operations(/5/)   $ 4,255.4  $ 3,379.0  $ 2,403.5 $ 2,609.6 $ 2,339.6
Capital expenditures            4,231.1    2,862.6    2,433.6   1,857.3   1,751.6

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

Sprint's 1998 results of operations include Sprint PCS' operating results on a consolidated basis for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Income. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS Restructuring date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for a more detailed description of the PCS Restructuring, the Recapitalization and the Top-up.

(/1/In)1998, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired in-process research and development costs related to the PCS Restructuring. This charge reduced operating income and income from continuing operations by $179 million.

(/2/The)FON Group recorded nonrecurring charges of $20 million in 1997 and $60 million in 1996 related to litigation within the long distance division. These charges reduced income from continuing operations by $13 million in 1997 and $36 million in 1996. In 1995, The FON Group recorded a nonrecurring charge of $88 million related to a restructuring within the local division. This reduced income from continuing operations by $55 million.

(/3/In)1998, the FON Group recorded net nonrecurring gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, The FON Group recorded nonrecurring gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million. In 1994, the FON Group recognized a $35 million gain on the sale of equity securities, which increased income from continuing operations by $22 million.

(/4/Pro)forma earnings per share for the FON Group assumes the FON shares created in the Recapitalization existed for all periods presented.

  Pro forma loss per share for the PCS Group assumes the PCS Restructuring, the Recapitalization and the Top-up occurred at the beginning of 1997 and excludes the PCS Group's write-off of $179 million of acquired in-process research and development costs. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.

(/5/The)1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

NM = Not meaningful
NA = Not applicable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 Sprint Corporation

- --------------------------------------------------------------------------------
General
- --------------------------------------------------------------------------------

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom S.A. (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless personal communication services (PCS) operations. These operations are referred to as the PCS Group.

The FON stock is intended to reflect the performance of all of Sprint's other operations. These operations are referred to as the FON Group and include the following:

  .  Core businesses
    .  Long distance division
    .  Local division
    .  Product distribution and directory publishing businesses

  .  Activities to develop and deploy Sprint ION(SM), Integrated On-Demand
     Network

  .  Other ventures, including Sprint's investment in Global One.

FON and PCS shareholders are subject to the risks related to all of Sprint's businesses, assets and liabilities. Owning FON or PCS shares does not represent a direct legal interest in the assets and liabilities of the Groups. Rather, shareholders remain invested in Sprint and continue to vote as a single voting class for Board member elections (other than Class A directors elected by FT and DT) and most other company matters.

FON Group or PCS Group events affecting Sprint's consolidated income statements and balance sheets could, in turn, affect the other Group's financial statements or stock price.

Net losses of either Group, and dividends or distributions on, or repurchases of, PCS stock or FON stock will reduce Sprint funds legally available for dividends on both Groups' stock. Sprint does not expect to pay dividends on the PCS shares in the foreseeable future.

Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) should be read along with the FON Group's MD&A and the PCS Group's MD&A.

- --------------------------------------------------------------------------------
Forward-looking Information
- --------------------------------------------------------------------------------

Sprint includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

  . the effects of vigorous competition in the markets in which Sprint operates;

  . the costs and business risks related to entering and expanding new markets necessary to provide seamless services and new services;

  . the ability of the PCS Group to establish and grow a significant market presence;

  . the risks related to Sprint's investments in Global One and other joint ventures;

  . the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;

  . requirements imposed on Sprint or latitude allowed its competitors by the Federal Communications Commission (FCC) or state regulatory commissions under the Telecommunications Act of 1996 (Telecom Act);

  .  unexpected results of litigation filed against Sprint;

  .  the impact of the Year 2000 issue and any related noncompliance; and

  . the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control.

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout MD&A. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.

- --------------------------------------------------------------------------------
General Overview of the Sprint FON Group
- --------------------------------------------------------------------------------

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services as well as integration management and support services for computer networks.

Local Division

The local division consists of regulated local phone companies serving more than 7.6 million access lines in 18 states. It provides local phone services, access by phone customers and other carriers to its local network, sales of telecommunications equipment, and long distance services within certain regional calling areas.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint ION extends Sprint's existing advanced network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for data, Internet, and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the FON Group's investment in Global One, a joint venture with FT and DT. Sprint is a 1/3 partner in Global One's operating group serving Europe (excluding France and Germany) and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe. The segment also includes the FON Group's investments in EarthLink Network, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of these investments are accounted for on the equity basis.


- --------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
- --------------------------------------------------------------------------------

The PCS Group includes Sprint's domestic wireless mobile phone services. It operates the only 100% digital PCS wireless network in the United States, with licenses to provide nationwide service using a single frequency and a single technology. At year-end 1998, the PCS Group, together with certain affiliates, operated PCS systems in 45 of the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve nearly 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. With market launches in January 1999, the PCS Group's service now reaches nearly 170 million people across the nation. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using Dual-Band/Dual-Mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The PCS Group began commercial CDMA operations in certain markets late in the 1996 fourth quarter.

- --------------------------------------------------------------------------------
Results of Operations
- --------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

- -------------------------------------------------------
                           1998       1997      1996
- -------------------------------------------------------
                                 (in millions)
FON Group                $16,016.9  $14,873.9 $13,887.5
PCS Group                  1,225.4        --        --
Intergroup eliminations     (108.0)       --        --
- -------------------------------------------------------
Net operating revenues   $17,134.3  $14,873.9 $13,887.5
                ---------------------------------------

Income from continuing operations was as follows:

- ----------------------------------------------------------------
                                     1998      1997      1996
- ----------------------------------------------------------------
                                         (in millions)
FON Group                          $1,540.1  $1,371.6  $1,310.6
PCS Group                          (1,089.6)   (419.1)   (119.7)
- ----------------------------------------------------------------
Income from continuing operations  $  450.5  $  952.5  $1,190.9
                  ----------------------------------------------

Sprint FON Group

- --------------------------------------------------------
                          1998       1997       1996
- --------------------------------------------------------
                                (in millions)
Net operating revenues  $16,016.9  $14,873.9  $13,887.5
Operating expenses       13,257.1   12,404.0   11,619.8
- --------------------------------------------------------
Operating income        $ 2,759.8  $ 2,469.9  $ 2,267.7
                ----------------------------------------
Operating margin             17.2%      16.6%      16.3%
                ----------------------------------------
Capital expenditures    $ 3,159.2  $ 2,708.9  $ 2,433.6
                ----------------------------------------

Net Operating Revenues

Net operating revenues increased 8% in 1998 and 7% in 1997. These increases mainly reflect growth of the FON Group's long distance and local divisions.

Long Distance Division

All major market segments--business, residential and wholesale--contributed to the increase in the long distance division's revenues in 1998 and 1997. The increases mainly reflect strong data services revenue growth and strong minute growth of 15% in 1998 and 14% in 1997, partly offset by a more competitive pricing environment and a change in the mix of products sold.

Business and data market revenues increased 15% in 1998 and 10% in 1997. This reflects growth in data services as well as toll-free inbound and outbound calls.

Residential market revenues increased 5% in 1998 and 6% in 1997. These increases reflect strong revenue and volume growth from long distance calls. Growth was also enhanced by Sprint Sense Anytime(R) as well as increased international revenues, prepaid card revenues and calling card calls made by customers of local phone companies.

Wholesale market revenues increased 8% in 1998 and 22% in 1997. This reflects strong minute growth mainly from increased outbound toll-free calls, partly offset by a change in international mix to lower yielding, but higher margin, countries.

Local Division

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. Sprint sold approximately 139,000 residential and business access lines in Illinois in 1997 and the remaining 81,000 access lines were sold in November 1998. For comparative purposes, the following discussion of local division results assumes these transfer pricing changes and sales of exchanges occurred at the beginning of 1996.

Local division revenues increased 5% in both 1998 and 1997, mainly reflecting customer access line growth and increased sales of equipment and network-based services, such as Caller ID and Call Waiting.

Local service revenues, which grew 9% in 1998 and 10% in 1997, increased due to customer access line growth and continued demand for network-based services. Revenues in 1998 also reflect increased sales of private line services and revenues from maintaining customer wiring and equipment. The 1997 growth also reflects expanded local calling areas.

Network access revenues increased 4% in 1998 and 3% in 1997 reflecting an 8% increase in minutes of use in 1998 and a 7% increase in 1997, partly offset by FCC-mandated access rate reductions. Access rate reductions took effect in July 1997 and January and July 1998.

Toll service revenues decreased 26% in 1998 and 20% in 1997, mainly due to increased competition in the intraLATA long distance market, which is expected to continue. In addition, toll service areas have been decreasing in size because certain local calling areas are expanding. The reduced revenues were, in part, offset by increases in local service revenues and by increases in network access revenues paid by other carriers providing long distance services to the local division's customers.

Other revenues increased 9% in 1998 and 11% in 1997 because of increased equipment sales of business systems and data networks, growth in payphone and commission revenues, and revenues from providing billing and collection services.

Product Distribution & Directory Publishing Businesses

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The following discussion assumes these transfer pricing changes occurred at the beginning of 1996.

The product distribution and directory publishing businesses' revenues increased 16% in 1998 and 19% in 1997. Nonaffiliated revenues, which account for roughly 60% of revenues in 1998 and 1997, increased 10% in 1998 and remained flat in 1997 due to increased competition.

Operating Expenses

The FON Group's operating expenses increased 7% in both 1998 and 1997 mainly to support revenue growth.

Long Distance Division

Long distance division operating expenses increased 7% in 1998 and 8% in 1997. Interconnection costs decreased 2% in 1998 and increased 6% in 1997. Reductions in per minute costs for both domestic and international access more than offset the impact of increased calling volumes in 1998 versus 1997, and partly offset the impact of increased calling volumes in 1997 versus 1996. The rate reductions were generally due to domestic FCC-mandated access rate reductions that took effect in July 1997 and in January and July 1998. Operations expense increased due to growth in data services as well as increases in network equipment operating leases in both years. Operations expense in 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for its telecommunications network and operating systems. Operations expense in 1997 also reflects increased costs related to FCC-mandated payments to public payphone providers. Selling, general and administrative (SG&A) expense increased reflecting the overall growth of the business as well as increased marketing and promotions to support products and services. SG&A for 1998 also included costs related to Sprint's efforts to achieve Year 2000 compliance for information systems and applications supporting such processes as billing, customer service and other administrative support services.

Local Division

The following local division discussion assumes the transfer pricing changes and sales of exchanges occurred at the beginning of 1996. See "Net Operating Revenues--Local Division" for more details.

Local division operating expenses increased 3% in 1998 and 4% in 1997 reflecting increases in SG&A expenses and depreciation and amortization. SG&A increased mainly because of increased customer service costs related to customer access line growth and marketing costs to promote new products and services. SG&A for 1998 also included costs related to Sprint's efforts to achieve Year 2000 compliance. Depreciation and amortization expense increased reflecting increased capital expenditures.

Product Distribution & Directory Publishing Businesses

The following PDDP discussion assumes the transfer pricing changes occurred at the beginning of 1996. See "Net Operating Revenues--Product Distribution and Directory Publishing Businesses" for more details.

The product distribution and directory publishing businesses' operating expenses increased reflecting increased equipment sales. SG&A expense increased because of costs related to the division's acquisition of a sales force from another directory sales company.

Sprint ION(SM)

Operating expenses for Sprint ION in 1998 reflect its initial development and deployment activities and include costs for network research and testing, systems and operations development, product development, and advertising to increase public awareness.

Other Ventures

The "other ventures" segment's operating expenses mainly reflect activities related to offering Internet services. In June 1998, the FON Group completed the strategic alliance to combine its Internet business with EarthLink. As part of the alliance, EarthLink obtained the FON Group's Sprint Internet Passport customers and took over the day-to-day operations of those services. In exchange, Sprint acquired an equity interest in EarthLink.

Sprint PCS Group

- -------------------------------------------------
                          1998      1997   1996
- -------------------------------------------------
                            (in millions)
Net operating revenues  $ 1,225.4  $  --   $ --
Operating expenses        3,794.8    18.5    0.5
- -------------------------------------------------
Operating loss          $(2,569.4) $(18.5) $(0.5)
                    -----------------------------
Capital expenditures    $ 1,071.9  $153.7  $ --
                    -----------------------------

The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method.

In 1998, the PCS Group recorded a one-time, non-cash charge of $179 million to write off acquired in-process research and development costs related to the PCS Restructuring.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail outlet, and service revenues generated by sales to its customers, accounted for 25% of net operating revenues in 1998.

Pro Forma Sprint PCS Group

To provide a more meaningful analysis of the PCS Group's underlying operating results, the following supplemental discussion assumes the PCS Restructuring occurred at the beginning of 1997 and excludes the write-off of acquired in-process research and development costs.

- --------------------------------------------------------------------
                                                 1998       1997
- --------------------------------------------------------------------
                                                  (in millions)
Net operating revenues                         $ 1,225.4  $   258.0
Operating expenses                               3,865.4    2,360.7
- --------------------------------------------------------------------
Operating loss                                 $(2,640.0) $(2,102.7)
                        --------------------------------------------
Capital expenditures (including capital lease
 obligations)                                  $ 2,903.6  $ 2,278.3
                        --------------------------------------------

The PCS Group's net operating revenues include subscriber revenues (including monthly recurring charges and usage charges), roaming revenues and sales of handsets and accessory equipment. The PCS Group's net operating revenues were $1.2 billion in 1998 versus $258 million in 1997, reflecting the launch of 91 new markets and the addition of 1.7 million customers in 1998. The PCS Group ended 1998 with nearly 2.6 million customers in 225 markets nationwide. Approximately 20% of 1998 net operating revenues, and nearly half of 1997 revenues, were from sales of handsets and accessories. As part of the PCS Group's marketing plans, handsets are normally sold at prices well below the PCS Group's cost.

The PCS Group's costs of services and products mainly includes handset and accessory costs, interconnection costs, and switch and cell site expenses. These costs increased $720 million in 1998 driven by the significant growth in customers and the expanded market coverage.

The PCS Group's SG&A expense mainly includes marketing costs to promote products and services, as well as salary and benefit costs. SG&A expense increased $766 million in 1998 reflecting increased marketing and advertising costs to promote products and services, as well as increased labor costs to support increased subscriber activity.

Depreciation and amortization expense for the PCS Group consists of depreciation of network assets and amortization of intangible assets acquired in the PCS Restructuring. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce, which are being amortized over three to 40 years. Depreciation and amortization expense increased $19 million in 1998.

- --------------------------------------------------------------------------------
Nonoperating Items
- --------------------------------------------------------------------------------

Interest Expense

Interest costs in the following table only reflect interest costs on borrowings. Interest costs related to deferred compensation plans and customer deposits have been excluded so as not to distort the effective interest rate on borrowings.

- -------------------------------------------------------------------------
                                             1998       1997      1996
- -------------------------------------------------------------------------
                                                  (in millions)
Interest expense on outstanding debt(/1/)  $   672.2  $  159.9  $  182.7
Capitalized interest costs                     167.1      93.0     104.0
- -------------------------------------------------------------------------
Total interest costs on outstanding debt   $   839.3  $  252.9  $  286.7
                 --------------------------------------------------------
Average debt outstanding(/2/)              $10,019.0  $3,251.3  $3,604.9
                 --------------------------------------------------------
Effective interest rate                          8.4%      7.8%      8.0%
                 --------------------------------------------------------

(/1/Interest)expense for 1996 includes $21.5 million of interest expense included in "Discontinued operation, net" on the Consolidated Statements of Income.

(/2/Average)debt outstanding for 1998 is on a pro forma basis as if Sprint PCS debt had been included in Sprint's outstanding debt balance all year.

The PCS Group capitalizes interest costs related to network buildout and PCS licenses in markets that are not yet operational. Capitalization of interest stops and amortization begins when the related markets are launched. The FON Group capitalizes interest costs related to constructing capital assets.

Sprint capitalized interest costs related to its investment in Sprint PCS until July 1997 when Sprint PCS emerged from the development stage. Amortization of the capitalized balance began at that time.

Sprint's 1998 interest costs include an entire year of Sprint PCS' interest due to the PCS Restructuring. The increase in the 1998 effective interest rate was mainly due to Sprint PCS' borrowings made before the PCS Restructuring. These borrowings had higher interest rates than Sprint's borrowings. The increase in the effective interest rate was partly offset by an increase in Sprint's short-term borrowings, which have lower interest rates compared to long-term borrowings.

Global One

Sprint recorded losses related to Global One totaling $186 million in 1998, $162 million in 1997 and $82 million in 1996. In an effort to improve profitability, Global One is refocusing its efforts to place more emphasis on multinational customers. The 1998 loss includes $37 million of nonrecurring charges for business improvement and network rationalization initiatives. Global One is continuing to implement these initiatives, which are expected to result in additional charges.

Sprint PCS

Prior to the PCS Restructuring, Sprint's ownership interest in Sprint PCS was accounted for using the equity method. Sprint's share of losses from Sprint PCS was $660 million in 1997 and $192 million in 1996. The increased losses in 1997 reflect marketing and promotional costs, including losses on handset sales, to support a growing customer base and service launches in additional markets. In 1998, the Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Income.

Other Income, Net

Other income consisted of the following:

- --------------------------------------------------
                               1998   1997   1996
- --------------------------------------------------
                                 (in millions)
Dividend and interest income  $ 92.8 $ 75.4 $ 99.7
Other, net                      77.7   65.1   15.6
- --------------------------------------------------
Total                         $170.5 $140.5 $115.3
                     -----------------------------

Dividend and interest income for all years reflects interest earned on temporary investments. For 1998, it also reflects interest earned on loans to unconsolidated affiliates and interest earned on short-term investments following Sprint's $5.0 billion debt offering (see "Liquidity and Capital Resources--Liquidity" for more details). "Other, net" for 1998 and 1997 mainly reflects net gains on sales of local exchanges and certain other investments, partly offset by losses from certain equity method investments.

Income Taxes

Sprint's effective tax rates were 46.5% in 1998, 39.8% in 1997 and 37.7% in 1996. See Note 6 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate.

Extraordinary Items, Net

In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of FON Group debt with interest rates ranging from 7.9% to 9.3%. This resulted in a $5 million after-tax extraordinary loss for the FON Group. Also in 1998, Sprint redeemed, prior to scheduled maturities, $3.3 billion of PCS Group debt with a weighted average interest rate of 8.3%. This resulted in a $31 million after-tax extraordinary loss for the PCS Group. This debt was repaid with a portion of the proceeds from Sprint's $5.0 billion debt offering in November 1998. In 1996, Sprint also redeemed, prior to scheduled maturities, $190 million of FON Group debt with interest rates ranging from 6.0% to 9.5%. This resulted in a $5 million after-tax extraordinary loss for the FON Group.

- --------------------------------------------------------------------------------
Financial Condition
- --------------------------------------------------------------------------------

- ----------------------------------------
                       1998      1997
- ----------------------------------------
                        (in millions)
Consolidated assets  $33,231.1 $18,273.6
                       -----------------

Consolidated assets increased mainly due to the PCS Restructuring. Net property, plant and equipment increased $7.5 billion in 1998 reflecting the PCS Restructuring and capital expenditures to support the PCS network buildout. The increase also reflects capital expenditures to support the core long distance and local networks and expanded product and service offerings. Net intangibles increased $6.8 billion reflecting goodwill, PCS licenses, microwave relocation costs and customer base resulting from the PCS Restructuring. Sprint's debt-to-capital ratio was 49.5% at year-end 1998 versus 30.0% at year-end 1997. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

- --------------------------------------------------------------------------------
Liquidity and Capital Resources
- --------------------------------------------------------------------------------

Consolidated cash flows include Sprint PCS' cash flows only after the PCS Restructuring date.

Operating Activities

- -----------------------------------------------------------------------
                                               1998     1997     1996
- -----------------------------------------------------------------------
                                                   (in millions)
Cash flows provided by operating activities  $4,255.4 $3,379.0 $2,403.5
                  -----------------------------------------------------

Operating cash flows increased 26% in 1998 and 41% in 1997 mainly reflecting improved operating results in the FON Group's core businesses and changes in working capital in both the FON Group and the PCS Group. During 1996, the FON Group terminated an accounts receivable sales agreement, which reduced cash flows by $600 million.

Investing Activities

- ------------------------------------------------------------------------------
                                                1998       1997       1996
- ------------------------------------------------------------------------------
                                                      (in millions)
Cash flows used by investing activities from
 continuing operations                        $(4,485.4) $(4,499.5) $(3,115.5)
                 -------------------------------------------------------------

The FON Group's capital expenditures totaled $3.2 billion in 1998, $2.7 billion in 1997 and $2.4 billion in 1996. Long distance capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate access line growth and expand capabilities for providing enhanced services. PCS Group capital expenditures, totaling $1.1 billion in 1998 and $154 million in 1997, were incurred to support the PCS network buildout.

Investing activities also include proceeds from sales of assets (mainly sales of local exchanges) totaling $230 million in 1998 and $292 million in 1997. In addition, in 1997, Sprint paid $460 million toward the purchase of its PCS licenses and purchased the net assets of Paranet, Inc. for $375 million.

"Investments in and loans to affiliates, net" consisted of the following:

- -------------------------------------------------------
                                 1998     1997    1996
- -------------------------------------------------------
                                    (in millions)
Sprint PCS
 Capital contributions          $ 33.5  $  405.9 $297.6
 Loans and advances, net         153.6     254.1   67.1
 Capitalized interest              --       46.3   96.3
 Investments in debt securities    --        --   100.0
- -------------------------------------------------------
                                 187.1     706.3  561.0
- -------------------------------------------------------
Global One
 Capital contributions           283.5       --    39.5
 Advances, net                   (15.7)    199.7    --
- -------------------------------------------------------
                                 267.8     199.7   39.5
- -------------------------------------------------------
Other, net                       235.8     185.8   41.9
- -------------------------------------------------------
Total                           $690.7  $1,091.8 $642.4
                    -----------------------------------

Amounts for Sprint PCS in 1998 reflect contributions and advances prior to the PCS Restructuring. These amounts, as well as capital contributions and net advances to Sprint PCS prior to 1998, were used to fund capital and operating requirements. Capital contributions and net advances to Global One in all years were also mainly used to fund capital and operating requirements. "Other, net" includes the FON Group's investment in EarthLink and an additional $148 million investment in Call-Net in 1998 to retain the FON Group's approximate 25% interest after Call-Net purchased Fonorola Inc.

Financing Activities

- ----------------------------------------------------------------
                                              1998  1997   1996
- ----------------------------------------------------------------
                                                (in millions)
Cash flows provided by financing activities  $733.5 $71.6 $479.1
                      ------------------------------------------

Financing activities in 1998 reflect proceeds from long-term debt of $5.2 billion, partly offset by payments on long-term debt. Net proceeds from borrowings in 1998 were mainly used to repay existing debt. In 1997, Sprint had net borrowings of $532 million, mainly to fund investments in and loans to affiliates. In 1996, FT and DT acquired Class A common shares for a combined total of $3.7 billion. Sprint mainly used these proceeds, and the cash from Cellular's repayment of intercompany advances, to reduce outstanding debt. Sprint paid dividends of $430 million in 1998 and 1997, and $420 million in 1996.

Capital Requirements

Sprint's 1999 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $6.4 to $7.0 billion. FON Group capital expenditures are expected to range between $3.7 and $4.0 billion, and PCS Group capital expenditures are expected to be between $2.3 and $2.6 billion. Additional funds will be required to fund the PCS Group's expected operating losses, working capital and debt service requirements. Investments in affiliates are expected to require cash of approximately $400 million. Dividend payments are expected to approximate $445 million in 1999.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future. These payments will reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. During 1998, the PCS Group accrued benefits under the agreement totaling $191 million and received related payments from the FON Group totaling $20 million. The remaining $171 million will be paid by the FON Group during the first half of 1999. See Note 2 of Notes to Consolidated Financial Statements, "Allocation of Federal and State Income Taxes," for more details.

Liquidity

Sprint mainly uses commercial paper to fund its short-term working capital needs. Sprint also uses the long-term bond market as well as other debt markets to fund its needs. Sprint intends to continue borrowing funds through the U.S. and international money and capital markets and bank credit markets to fund capital expenditures, and operating and working capital requirements.

In August 1998, Sprint entered into $5.0 billion of new revolving credit facilities with syndicates of domestic and international banks. These facilities support Sprint's commercial paper operations and replaced its previous $1.5 billion revolving credit facility. Sprint also has a separate five-year revolving credit facility with a bank. At year-end 1998, Sprint had total unused lines of credit of $4.8 billion under these facilities.

At year-end 1998, the PCS Group had borrowed $1.8 billion under revolving credit facilities with banks totaling $2.1 billion.

In October 1998, Sprint filed a shelf registration statement with the Securities and Exchange Commission for $8.0 billion of debt securities. This replaced Sprint's existing shelf registration of $1.0 billion. In November 1998, Sprint issued $5.0 billion under the new shelf. Sprint may offer for sale up to $3.0 billion under the new shelf. Sprint allocated $3.9 billion of the debt proceeds to the PCS Group with a weighted average interest rate of approximately 8.5%. The PCS Group used these funds to repay existing debt.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to $14.1 billion at year-end 1998 under the most restrictive of its debt covenants. For some borrowings, Sprint must maintain certain levels of consolidated net worth.

In 1998, FT and DT purchased 5.1 million PCS shares as part of the PCS Restructuring to maintain their combined 20% voting power. Proceeds from exercising these equity purchase rights totaled $85 million and were used to fund working capital needs and the continued buildout of the PCS Group's network.

In February 1999, Sprint completed an offering of Series 1 PCS stock. In this offering, Sprint sold 24.4 million shares at a price to the public of $28.75 per share. The net proceeds to Sprint totaled $672 million. In connection with this offering, FT and DT purchased 6.1 million shares of Series 3 PCS stock. The net proceeds to Sprint from the sale of this stock totaled $169 million. The proceeds from the offering and purchase by FT and DT were attributed to the PCS Group and will be used for the continued buildout of the PCS network and working capital needs.

- --------------------------------------------------------------------------------
Regulatory Developments
- --------------------------------------------------------------------------------

See "Regulatory Developments" in the FON Group's MD&A and the PCS Group's MD&A.

- --------------------------------------------------------------------------------
Financial Strategies
- --------------------------------------------------------------------------------

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

Sprint's derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on hedging transaction exposure to optimize consolidated cash flow. Sprint's main transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position, results of operations or cash flows at year-end 1998. In addition, foreign currency transaction gains and losses were not material to Sprint's 1998 results of operations. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

- --------------------------------------------------------------------------------
Year 2000 Issue
- --------------------------------------------------------------------------------

The "Year 2000" issue affects Sprint's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or systems errors. The Year 2000 issue may also affect the systems and applications of Sprint's customers, vendors, resellers or affiliates.

The FON Group started a program in 1996 to identify and address the Year 2000 issue. It has completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. The FON Group has also completed the renovation of these computer systems, network elements, other business systems and more than 90% of its software applications. Year 2000 testing began in the 1998 third quarter and will be completed in 1999. The FON Group is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is also contacting others with whom it conducts business to receive the proper warranties and assurances that those third parties, including affiliates, are or will be Year 2000 compliant.

The PCS Group has completed an inventory of its computer systems, network elements, software applications, products and other business systems. The Year 2000 assessment of these items has begun and the PCS Group expects to complete the assessment in the 1999 first quarter along with plans to address any required renovation. The PCS Group is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It expects Year 2000 compliance for these critical systems to be achieved in 1999.

The PCS Group is also contacting others with whom it conducts business to receive the proper warranties and assurances that those third parties, including affiliates, are or will be Year 2000 compliant. The PCS Group relies on third-party vendors for a significant portion of its important operating and computer system functions and, therefore, is highly dependent on those third-party vendors to remediate network elements, computer systems, software applications and other business systems. In addition, the PCS Group uses publicly available services that are acquired without contract, such as global positioning system timing signal, that may be affected by the Year 2000 issue. While the PCS Group believes these systems will be Year 2000 compliant, the PCS Group has no contractual or other right to force compliance.

The FON Group incurred approximately $140 million in 1998 for its Year 2000 compliance program and expects to incur approximately $110 million in 1999. The PCS Group expects to incur approximately $50 million in 1999 for its Year 2000 compliance program. If compliance is not achieved in a timely manner by Sprint, its affiliates (including Global One), or any significant related third party, the Year 2000 issue could have a material adverse effect on Sprint's operations. Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue. Sprint is developing and will implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance.

- --------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
- --------------------------------------------------------------------------------

See Note 15 of Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

MANAGEMENT REPORT

Sprint Corporation's management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that generally accepted accounting principles are used.

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

The financial statements included in this document have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted using generally accepted auditing standards and their reports are included herein.

The Board of Director's responsibility for these financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent auditors, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal and independent auditors have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ W. T. Esrey
- --------------------------------------------------------------------------------
William T. Esrey
Chairman and Chief Executive Officer

/s/ Arthur B. Krause
- --------------------------------------------------------------------------------
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the 1998 or 1997 consolidated financial statements of Sprint Spectrum Holding Company, L.P., a wholly owned subsidiary of Sprint as of December 31, 1998 and an investment in which Sprint had a 40% interest through November 23, 1998 (as discussed in Note 1). Such financial statements reflect assets of $2.7 billion as of December 31, 1998, and revenues of $1.2 billion for the year then ended which we did not audit. Sprint's equity in Sprint Spectrum Holding Company, L.P. is stated at $749 million at December 31, 1997, and Sprint's equity in the net loss of Sprint Spectrum Holding Company, L.P. is stated at $625 million for the year then ended. The consolidated financial statements and financial statement schedule of Sprint Spectrum Holding Company, L.P. have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 assets and revenues and the 1997 equity investment accounts which we did not audit, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Kansas City, Missouri
February 2, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Sprint Corporation and Partners of Sprint Spectrum Holding Company, L.P.

We have audited the consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries (Holdings) as of December 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule (Schedule II). These financial statements and
Schedule II are the responsibility of Partnership management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31,1998, in conformity with generally accepted accounting principles. Also, in our opinion,
Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999

CONSOLIDATED STATEMENTS OF INCOME                             Sprint Corporation
(in millions)

- -------------------------------------------------------------------------------
Years Ended December 31,                         1998       1997       1996
- -------------------------------------------------------------------------------
Net Operating Revenues                         $17,134.3  $14,873.9  $13,887.5
- -------------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                  8,787.2    7,451.0    6,912.9
 Selling, general and administrative             5,272.8    3,245.2    3,116.4
 Depreciation and amortization                   2,704.8    1,726.3    1,591.0
 Acquired in-process research and development
  costs                                            179.1        --         --
- -------------------------------------------------------------------------------
 Total operating expenses                       16,943.9   12,422.5   11,620.3
- -------------------------------------------------------------------------------
Operating Income                                   190.4    2,451.4    2,267.2
Interest expense                                  (728.2)    (187.2)    (196.7)
Equity in loss of Global One                      (186.0)    (162.1)     (82.1)
Other partners' loss in Sprint PCS               1,250.9        --         --
Equity in loss of Sprint PCS                         --      (659.6)    (191.8)
Minority interest                                  144.8        --         --
Other income, net                                  170.5      140.5      115.3
- -------------------------------------------------------------------------------
Income from continuing operations before
 income taxes                                      842.4    1,583.0    1,911.9
Income taxes                                      (391.9)    (630.5)    (721.0)
- -------------------------------------------------------------------------------
Income from Continuing Operations                  450.5      952.5    1,190.9
Discontinued operation, net                          --         --        (2.6)
Extraordinary items, net                           (36.0)       --        (4.5)
- -------------------------------------------------------------------------------
Net Income                                         414.5      952.5    1,183.8
Preferred stock dividends                           (1.7)      (1.0)      (1.3)
- -------------------------------------------------------------------------------
Earnings applicable to common stock            $   412.8  $   951.5  $ 1,182.5
                                                          ---------------------




          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (continued)                 Sprint Corporation
(in millions, except per share data)

- ----------------------------------------------------------------------------
Years Ended December 31,                            1998     1997    1996
- ----------------------------------------------------------------------------

SPRINT COMMON STOCK(/1/)
 Earnings applicable to common stock               $ 852.9  $951.5 $1,182.5
                                                              --------------
 Diluted Earnings per Common Share
   Continuing operations                           $  1.96  $ 2.18 $   2.79
   Discontinued operation                              --      --     (0.01)
   Extraordinary items                               (0.01)    --     (0.01)
- ----------------------------------------------------------------------------
 Total                                             $  1.95  $ 2.18 $   2.77
                                                              --------------
 Diluted weighted average common shares              438.6   436.5    427.0
                                                              --------------
 Basic Earnings per Common Share
   Continuing operations                           $  1.99  $ 2.21 $   2.82
   Discontinued operation                              --      --     (0.01)
   Extraordinary items                               (0.01)    --     (0.01)
- ----------------------------------------------------------------------------
 Total                                             $  1.98  $ 2.21 $   2.80
                                                              --------------
 Basic weighted average common shares                430.8   430.2    421.7
                                                              --------------
FON COMMON STOCK(/1/)
 Earnings applicable to common stock               $ 118.3
                                                   -------

 Diluted earnings per common share                 $  0.27
                                                   -------
 Diluted weighted average common shares              434.5
                                                   -------

 Basic earnings per common share                   $  0.28
                                                   -------
 Basic weighted average common shares                427.6
                                                   -------
PCS COMMON STOCK(/1/)
 Loss applicable to common stock                   $(558.4)
                                                   -------
 Basic and Diluted Loss per Common Share
   Continuing operations                           $ (1.26)
   Extraordinary item                                (0.08)
- ----------------------------------------------------------------------------
 Total                                             $ (1.34)
                                                   -------
 Basic and diluted weighted average common shares    415.8
                                                   -------

DIVIDENDS PER COMMON SHARE
 Sprint common stock                               $  0.75  $ 1.00 $   1.00
                                                              --------------
 FON common stock                                  $  0.25
                                                   -------

(/1/As)discussed in Note 1 of Notes to Consolidated Financial Statements, the
    Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.


          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME               Sprint Corporation
(in millions)

- ---------------------------------------------------------------------
Years Ended December 31,                     1998    1997     1996
- ---------------------------------------------------------------------
Net Income                                  $414.5  $952.5  $1,183.8
- ---------------------------------------------------------------------
Other Comprehensive Income
Unrealized holding gains on securities        21.0    11.7       4.6
Income tax expense                            (7.6)   (4.4)     (1.7)
- ---------------------------------------------------------------------
Net unrealized holding gains on securities    13.4     7.3       2.9
Foreign currency translation adjustments      (2.1)    9.4      (0.8)
- ---------------------------------------------------------------------
Total other comprehensive income              11.3    16.7       2.1
- ---------------------------------------------------------------------
Comprehensive Income                        $425.8  $969.2  $1,185.9
                                                              -------





          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                   Sprint Corporation
(in millions, except per share data)

- ----------------------------------------------------------------------------
December 31,                                             1998       1997
- ----------------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                                $   605.2  $   101.7
   Accounts receivable, net of allowance for doubtful
    accounts of $185.5 and $146.7                        2,690.7    2,495.6
   Inventories                                             477.1      352.0
   Prepaid expenses                                        259.8      159.1
   Notes and other receivables                             118.2      464.6
   Other                                                   236.9      199.6
- ----------------------------------------------------------------------------
   Total current assets                                  4,387.9    3,772.6
 Investments in equity securities                          489.2      303.0
 Property, plant and equipment
   FON Group                                            25,156.0   23,023.6
   PCS Group                                             6,988.3      187.3
- ----------------------------------------------------------------------------
   Total property, plant and equipment                  32,144.3   23,210.9
   Accumulated depreciation                            (13,161.3) (11,716.8)
- ----------------------------------------------------------------------------
   Net property, plant and equipment                    18,983.0   11,494.1
 Investments in and advances to affiliates                 645.0    1,243.0
 Intangible assets
   Goodwill                                              3,701.4      384.0
   PCS licenses                                          3,036.6      544.5
   Other                                                 1,137.4       56.2
- ----------------------------------------------------------------------------
   Total intangible assets                               7,875.4      984.7
   Accumulated amortization                               (182.4)     (46.0)
- ----------------------------------------------------------------------------
   Net intangible assets                                 7,693.0      938.7
 Other                                                   1,033.0      522.2
- ----------------------------------------------------------------------------
 Total                                                 $33,231.1  $18,273.6
                                                                  ----------
Liabilities and Shareholders' Equity
 Current liabilities
   Current maturities of long-term debt                $   246.9  $   131.0
   Accounts payable                                      1,654.9    1,100.1
   Construction obligations                                978.9        --
   Accrued interconnection costs                           592.4      672.7
   Accrued taxes                                           439.9      270.7
   Advance billings                                        229.3      202.9
   Other                                                 1,298.8      699.4
- ----------------------------------------------------------------------------
   Total current liabilities                             5,441.1    3,076.8
- ----------------------------------------------------------------------------
 Long-term debt                                         11,942.4    3,748.6
 Deferred credits and other liabilities
   Deferred income taxes and investment tax credits      1,830.3    1,016.5
   Postretirement and other benefit obligations          1,064.1    1,036.2
   Other                                                   504.9      370.3
- ----------------------------------------------------------------------------
   Total deferred credits and other liabilities          3,399.3    2,423.0
 Shareholders' equity
   Common stock
     Sprint, par value $2.50 per share, 1,000.0 shares
      authorized, 350.3 shares issued and 343.8 shares
      outstanding                                            --       875.7
     Class A common stock, par value $2.50 per share,
      200.0 shares authorized, 86.2 shares issued and
      outstanding                                          215.6      215.6
     FON, par value $2.00 per share, 4,200.0 shares
      authorized, 350.3 shares issued and 344.5 shares
      outstanding                                          700.5        --
     PCS, par value $1.00 per share, 2,350.0 shares
      authorized, 375.4 shares issued and 372.7 shares
      outstanding                                          375.4        --
   PCS preferred stock, no par, 0.3 shares authorized,
    0.2 shares issued and outstanding                      246.8        --
   Capital in excess of par or stated value              7,586.2    4,457.7
   Retained earnings                                     3,650.9    3,693.1
   Treasury stock, at cost, 8.5 and 6.5 shares            (426.0)    (292.9)
   Accumulated other comprehensive income                  103.6      107.9
   Other                                                    (4.7)     (31.9)
- ----------------------------------------------------------------------------
   Total shareholders' equity                           12,448.3    9,025.2
- ----------------------------------------------------------------------------
 Total                                                 $33,231.1  $18,273.6
                                                                  ----------

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         Sprint Corporation
(in millions)

- ----------------------------------------------------------------------------
Years Ended December 31,                      1998       1997       1996
- ----------------------------------------------------------------------------
Operating Activities
Net income                                  $   414.5  $   952.5  $ 1,183.8
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Equity in net losses of affiliates          1,077.7      843.7      273.7
  Extraordinary items, net                       31.9        --         4.9
  Depreciation and amortization               2,036.0    1,726.3    1,591.0
  Deferred income taxes and investment tax
   credits                                      132.4      165.7      (10.3)
  Acquired in-process research and
   development costs                            179.1        --         --
  Net (gains) losses on sales of assets        (103.8)     (93.2)       7.5
  Changes in assets and liabilities,
   excluding the PCS Restructuring:
    Accounts receivable, net                    101.3     (127.0)    (982.1)
    Inventories and other current assets       (188.9)     (94.4)      15.7
    Accounts payable and other current
     liabilities                                732.5       18.0      362.0
    Noncurrent assets and liabilities, net     (125.7)     (18.4)     (25.5)
  Other, net                                    (31.6)       5.8      (17.2)
- ----------------------------------------------------------------------------
Net cash provided by operating activities     4,255.4    3,379.0    2,403.5
- ----------------------------------------------------------------------------

Investing Activities
Capital expenditures                         (4,231.1)  (2,862.6)  (2,433.6)
PCS licenses purchased                            --      (460.1)     (84.0)
Investments in and loans to affiliates,
 net                                           (690.7)  (1,091.8)    (642.4)
Cash acquired in the PCS Restructuring          244.3        --         --
Proceeds from sales of assets                   230.0      292.3        2.1
Paranet acquisition                               --      (375.0)       --
Other, net                                      (37.9)      (2.3)      42.4
- ----------------------------------------------------------------------------
Net cash used by continuing operations       (4,485.4)  (4,499.5)  (3,115.5)
Repayment by cellular division of
 intercompany advances                            --         --     1,400.0
Net cash used by cellular division                --         --      (140.7)
- ----------------------------------------------------------------------------
Net cash used by investing activities        (4,485.4)  (4,499.5)  (1,856.2)
- ----------------------------------------------------------------------------

Financing Activities
Proceeds from long-term debt                  5,213.3      866.5        9.4
Payments on long-term debt                   (3,822.1)    (135.0)    (433.1)
Net change in short-term borrowings               --      (200.0)  (1,986.8)
Proceeds from sales of shares to FT and DT       84.6        --     3,661.3
Dividends paid                                 (430.3)    (430.0)    (419.6)
Treasury stock purchased                       (315.2)    (144.5)    (407.2)
Other, net                                        3.2      114.6       55.1
- ----------------------------------------------------------------------------
Net cash provided by financing activities       733.5       71.6      479.1
- ----------------------------------------------------------------------------
Increase (Decrease) in Cash and
 Equivalents                                    503.5   (1,048.9)   1,026.4
Cash and Equivalents at Beginning of Year       101.7    1,150.6      124.2
- ----------------------------------------------------------------------------
Cash and Equivalents at End of Year         $   605.2  $   101.7  $ 1,150.6
                                                           -----------------


          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)                                                 Sprint Corporation

- --------------------------------------------------------------------------------------------------------
                                               PCS
                                             Common    Capital in
                           Sprint    FON       and    Excess of Par
                           Common   Common  Preferred      or       Retained  Treasury
                           Stock    Stock     Stock   Stated Value  Earnings   Stock    Other   Total
- --------------------------------------------------------------------------------------------------------
Beginning 1996 balance    $  872.9  $  --    $  --      $  960.0    $2,772.9  $   --    $36.8 $ 4,642.6
Net income                     --      --       --           --      1,183.8      --      --    1,183.8
Common stock dividends         --      --       --           --       (346.1)             --     (346.1)
Class A common stock and
 preference stock
 dividends                     --      --       --           --        (74.9)     --      --      (74.9)
Common stock issued            2.5     --       --          17.5         --       --      --       20.0
Class A common stock
 issued                      215.6     --       --       3,436.3         --       --      --    3,651.9
Treasury stock purchased       --      --       --           --          --    (407.2)    --     (407.2)
Treasury stock issued          --      --       --           --        (52.9)   145.0     --       92.1
Spinoff of cellular
 division                      --      --       --           --       (260.2)     --      --     (260.2)
Other, net                     0.3     --       --          12.1        (0.2)     --      5.7      17.9
- --------------------------------------------------------------------------------------------------------
Ending 1996 balance        1,091.3     --       --       4,425.9     3,222.4   (262.2)   42.5   8,519.9
Net income                     --      --       --           --        952.5      --      --      952.5
Common stock dividends         --      --       --           --       (343.3)     --      --     (343.3)
Class A common stock
 dividends                     --      --       --           --        (86.2)     --      --      (86.2)
Treasury stock purchased       --      --       --           --          --    (144.5)    --     (144.5)
Treasury stock issued          --      --       --           --        (48.8)   113.8     --       65.0
Tax benefit from stock
 options exercised             --      --       --          26.2         --       --      --       26.2
Other, net                     --      --       --           5.6        (3.5)     --     33.5      35.6
- --------------------------------------------------------------------------------------------------------
Ending 1997 balance        1,091.3     --       --       4,457.7     3,693.1   (292.9)   76.0   9,025.2
Net income                     --      --       --           --        414.5      --      --      414.5
Common stock dividends         --      --       --           --       (344.9)     --      --     (344.9)
Class A common stock
 dividends                     --      --       --           --        (86.2)     --      --      (86.2)
Sprint common stock
 recapitalized              (875.7)  700.5    175.2          --          --       --      --        --
PCS Series 2 common
 stock issued                  --      --     195.1      3,005.2         --       --      --    3,200.3
PCS Series 3 common
 stock issued                  --      --       5.1         79.5         --       --      --       84.6
PCS preferred stock
 issued                        --      --     246.8          --          --       --      --      246.8
Treasury stock purchased       --      --       --           --          --    (321.5)    --     (321.5)
Treasury stock issued          --      --       --           --        (23.9)   188.4     --      164.5
Tax benefit from stock
 options exercised             --      --       --          49.0         --       --      --       49.0
Other, net                     --      --       --          (5.2)       (1.7)     --     22.9      16.0
- --------------------------------------------------------------------------------------------------------
Ending 1998 balance       $  215.6  $700.5   $622.2     $7,586.2    $3,650.9  $(426.0)  $98.9 $12,448.3
                        --------------------------------------------------------------------------------
Shares Outstanding
- -----------------------------------------------------------------------
Beginning 1996 balance       349.2     --       --
Common stock issued            1.1     --       --
Class A common stock
 issued                       86.2     --       --
Treasury stock purchased     (10.1)    --       --
Treasury stock issued          3.7     --       --
- -----------------------------------------------------------------------
Ending 1996 balance          430.1     --       --
Treasury stock purchased      (3.0)    --       --
Treasury stock issued          2.9     --       --
- -----------------------------------------------------------------------
Ending 1997 balance          430.0     --       --
Sprint common stock
 recapitalized              (350.3)  350.3    175.2
Treasury shares
 recapitalized                 5.4    (5.4)    (2.7)
PCS Series 2 common
 stock issued                  --      --     195.1
PCS Series 3 common
 stock issued                  --      --       5.1
PCS preferred stock
 issued                        --      --       0.2
Treasury stock purchased      (4.2)   (0.5)     --
Treasury stock issued          5.3     0.1      --
- -----------------------------------------------------------------------
Ending 1998 balance           86.2   344.5    372.9
                        --------------------------------

          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Sprint Corporation

- --------------------------------------------------------------------------------
1. PCS Restructuring and Recapitalization
- --------------------------------------------------------------------------------

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom S.A. (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless personal communication services (PCS) operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

- --------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies
- --------------------------------------------------------------------------------

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Sprint and its wholly owned and majority-owned subsidiaries. Sprint PCS' results of operations for 1998 have been consolidated for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Income. Sprint PCS' financial position has been reflected on a consolidated basis at year-end 1998. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint's cash flows include Sprint PCS' cash flows only after the PCS Restructuring date.

Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method (see Note 4).

The consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

Classification of Operations

Sprint FON Group

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services. It also provides integration management and support services for computer networks.

Local Division

The local division consists of regulated local phone companies serving more than 7.6 million access lines in 18 states. It provides local services, access by phone customers and other carriers to the local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or local access transport areas. In early November 1998, Sprint sold its remaining 81,000 residential and business access lines in Illinois.

Product Distribution & Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint ION extends Sprint's existing advanced network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for data, Internet, and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the FON Group's investment in Global One. Sprint is a 1/3 partner in Global One's operating group serving Europe (excluding France and Germany) and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe. The segment also includes the FON Group's investments in EarthLink Network, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of these investments are accounted for on the equity basis.

Sprint PCS Group

The PCS Group includes Sprint's domestic wireless mobile phone services. It operates the only 100% digital PCS wireless network in the United States, with licenses to provide nationwide service using a single frequency and a single technology. At year-end 1998, the PCS Group, together with certain affiliates, operated PCS systems in 45 of the 50 largest U.S. metropolitan areas.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other methods to estimate the assignment of costs to each Group.

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provides for the allocation of income taxes between the two Groups. The FON Group's income taxes are calculated as if it files returns which exclude the PCS Group. The PCS Group's income taxes reflect the PCS Group's incremental cumulative impact on Sprint's consolidated income taxes. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority. During 1998, the PCS Group accrued income tax benefits in accordance with the tax sharing agreement totaling $191 million.

Allocation of Group Financing

Financing activities for the Groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the Groups is specifically allocated to and reflected in the financial statements of the applicable Group. Interest expense is allocated to the PCS Group based on an interest rate that is largely equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense.

Under Sprint's centralized cash management program, one Group may advance funds to the other Group. These advances are accounted for as short-term borrowings between the Groups and bear interest at a market rate that is substantially equal to the rate that Group would be able to obtain from third parties on a short-term basis.

Income Taxes

Sprint records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition

Sprint recognizes operating revenues as services are rendered or as products are delivered to customers. Sprint records operating revenues net of an estimate for uncollectible accounts.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances, which were included in accounts payable, totaled $336 million at year-end 1998 and $225 million at year-end 1997. Sprint had sufficient funds available to fund the outstanding checks when they were presented for payment.

Investments in Equity Securities

Investments in equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding gains and losses are reflected in the Consolidated Balance Sheets as adjustments to "Shareholders' equity--Accumulated other comprehensive income," net of related income taxes.

Inventories

Inventories for the FON Group are stated at the lower of cost (principally first-in, first-out method) or market value.

Inventories for the PCS Group are stated at the lower of cost (principally first-in, first-out) or replacement value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Repairs and maintenance costs are expensed as incurred.

Capitalized Interest

Capitalized interest totaled $167 million in 1998, $93 million in 1997 and $104 million in 1996. In 1998, capitalized interest reflects capitalized costs related to the PCS Group's network buildout and PCS licenses as well as the FON Group's construction of capital assets. In 1997 and 1996, capitalized interest mainly reflected interest related to Sprint's investment in Sprint PCS. Sprint capitalized these costs until July 1997 when Sprint PCS emerged from the development stage.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over eight to 40 years using the straight-line method. Accumulated amortization totaled $63 million at year-end 1998 and $10 million at year-end 1997.

PCS Licenses

The PCS Group acquired licenses from the Federal Communications Commission to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $51 million at year-end 1998.

Earnings per Share

Earnings per share (EPS) was calculated on a consolidated basis until the PCS stock and FON stock were created as part of the November 1998 PCS Restructuring and Recapitalization. From that time forward, EPS was computed individually for the FON Group and PCS Group.

Sprint's convertible preferred dividends totaled $0.5 million through the Recapitalization date and in 1997 and 1996. Dilutive securities, such as options (see Note 9), included in the calculation of diluted weighted average common shares totaled 7.8 million in 1998 through the Recapitalization, 6.3 million in 1997 and 5.3 million in 1996.

From the Recapitalization date to year-end 1998, the FON Group's convertible preferred dividends totaled $0.1 million and dilutive securities (mainly options) totaled 6.9 million shares. Dilutive securities for the PCS Group mainly include options, warrants and convertible preferred stock. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for the year. As a result, diluted loss per share equaled basic loss per share.

Stock-based Compensation

Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans.

- --------------------------------------------------------------------------------
3. Business Combination
- --------------------------------------------------------------------------------

In November 1998, Sprint acquired the remaining interest in Sprint PCS (except for a minority interest in Cox PCS) from the Cable Partners. In exchange, Sprint issued the Cable Partners 195.1 million low-vote shares of PCS stock and
12.5 million warrants to purchase additional shares of PCS stock. The purchase price was $3.2 billion. In addition, Sprint issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares.

Sprint accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

- ----------------------------------------------------------------------
                                                         (in millions)
Purchase price including transaction costs                 $3,226.0
Net liabilities acquired                                      280.8
Fair value assigned to customer base acquired                (681.4)
Fair value assigned to assembled workforce acquired           (45.3)
Increase in property, plant and equipment to fair value      (203.1)
Mark-to-market of long-term debt                               84.6
Deferred taxes on acquired assets and liabilities             678.3
In-process research and development costs                    (179.1)
- ----------------------------------------------------------------------
Goodwill                                                   $3,160.8
                                --------------------------------------

With respect to the purchase price attributed to in-process research and development (IPR&D), the acquired IPR&D was limited to significant new products under development that were intended to address new and emerging market needs and requirements, such as the rapid adoption of the Internet and the rapid convergence of voice, data, and video. No routine research and development projects, minor refinements, normal enhancements, or production activities were included in the acquired IPR&D.

The income approach was the primary technique utilized in valuing the acquired IPR&D. This approach included, but was not limited to, an analysis of (i) the markets for each product; (ii) the completion costs for projects; (iii) the expected cash flows attributable to the IPR&D projects; (iv) the risks associated with achieving these cash flows and; (v) the stage of development of each project. The issue of alternative future use was extensively evaluated and these technologies, once completed, could only be economically used for their intended purposes.

Pro Forma Results

The following unaudited pro forma combined results of operations assume the PCS Restructuring, Recapitalization and Top-up occurred at the beginning of 1997 and exclude the write-off of acquired IPR&D costs. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations. Pro forma results were as follows:

- -------------------------------------------------------------------------
                                                  1998          1997
- -------------------------------------------------------------------------
                                              (in millions, except per
                                                     share data)
Net operating revenues                        $   17,134.3  $   15,131.9
                       --------------------------------------------------
Loss before extraordinary item                $     (306.6) $      (94.6)
                       --------------------------------------------------
Net loss                                      $     (342.6) $      (94.6)
                       --------------------------------------------------
Diluted and basic loss per PCS common share:
 Loss before extraordinary item               $      (4.42) $      (3.52)
 Extraordinary item                                  (0.08)          --
- -------------------------------------------------------------------------
 Total                                        $      (4.50) $      (3.52)
                       --------------------------------------------------

- --------------------------------------------------------------------------------
4. Investments
- --------------------------------------------------------------------------------

Investments in Equity Securities

The cost of investments in equity securities was $105 million at year-end 1998 and 1997. Gross unrealized holding gains were $384 million at year-end 1998 and $198 million at year-end 1997.

Investments in and Loans to Affiliates

At year-end 1998, investments accounted for using the equity method consisted of the FON Group's investments in Global One, Call-Net, EarthLink and other strategic investments.

In November 1998, Sprint assumed 100% ownership of Sprint PCS; as a result, Sprint consolidated Sprint PCS' results in 1998. Prior to 1998, Sprint accounted for its investment in Sprint PCS on the equity basis. Sprint PCS' 1997 results of operations are reflected in the unaudited pro forma disclosures in Note 3. Its assets at year-end 1997 totaled $7.1 billion. At year-end 1997, Sprint's investment in Sprint PCS, including advances and a vendor financing loan, totaled $1.1 billion.

Combined, summarized financial information (100% basis) of other entities accounted for using the equity method was as follows:

- ------------------------------------------------------
                           1998      1997      1996
- ------------------------------------------------------
                               (in millions)
Results of operations
 Net operating revenues  $2,386.1  $1,939.6  $1,725.4
                  ------------------------------------
 Operating loss          $ (396.4) $ (780.7) $ (421.3)
                  ------------------------------------
 Net loss                $ (695.9) $ (826.1) $ (362.0)
                  ------------------------------------
Financial position
 Current assets          $1,748.0  $2,999.2
 Noncurrent assets        3,089.1   4,221.0
                  --------------------
 Total                   $4,837.1  $7,220.2
                  --------------------
 Current liabilities     $1,838.3  $2,073.2
 Noncurrent liabilities   1,007.6   2,070.3
 Owners' equity           1,991.2   3,076.7
                  --------------------
 Total                   $4,837.1  $7,220.2
                  --------------------

Sprint's investment in Global One, including advances, totaled $182 million at year-end 1998 and $93 million at year-end 1997. At year-end 1998, Sprint's share of underlying equity in Global One's net assets exceeded the carrying value of its related investment by $100 million. This difference is being amortized on a straight-line basis through January 2001.

- --------------------------------------------------------------------------------
5. Employee Benefit Plans
- --------------------------------------------------------------------------------

Defined Benefit Pension Plan

Most FON Group employees are covered by a noncontributory defined benefit pension plan. Benefits for plan participants belonging to unions are based on negotiated schedules. For non-union participants, pension benefits are based on years of service and the participants' compensation. Effective January 1999, most PCS Group employees will also be covered by this plan.

Sprint's policy is to make annual plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement.

The following table shows the changes in the projected benefit obligation:

- --------------------------------------
                     1998      1997
- --------------------------------------
                     (in millions)
Beginning balance  $2,240.9  $1,967.0
Service cost           71.7      61.7
Interest cost         165.0     148.9
Amendments              9.7      14.7
Actuarial gain        202.2     151.9
Benefits paid        (110.1)   (103.3)
- --------------------------------------
Ending balance     $2,579.4  $2,240.9
                         -------------

The following table shows the changes in plan assets:

- -------------------------------------------------
                                1998      1997
- -------------------------------------------------
                                (in millions)
Beginning balance             $2,929.4  $2,584.2
Actual return on plan assets     350.0     448.5
Benefits paid                   (110.1)   (103.3)
- -------------------------------------------------
Ending balance                $3,169.3  $2,929.4
                         ------------------------

At year-end, the funded status and amounts recognized in the Consolidated Balance Sheets for the plan were as follows:

- --------------------------------------------------------------------------
                                                            1998    1997
- --------------------------------------------------------------------------
                                                           (in millions)
Plan assets in excess of the projected benefit obligation  $589.9  $688.5
Unrecognized net gains                                     (375.3) (496.4)
Unrecognized prior service cost                             104.3   105.4
Unamortized transition asset                                (97.1) (122.1)
- --------------------------------------------------------------------------
Prepaid pension cost                                       $221.8  $175.4
                           -----------------------------------------------
Discount rate                                                7.00%   7.25%
                           -----------------------------------------------
Expected blended rate of future pay raises                   4.00%   4.25%
                           -----------------------------------------------

The net pension cost (credit) consisted of the following:

- -------------------------------------------------------------------------
                                                   1998    1997    1996
- -------------------------------------------------------------------------
                                                     (in millions)
Service cost--benefits earned during the year     $ 71.7  $ 61.7  $ 65.4
Interest on projected benefit obligation           165.0   148.9   138.5
Expected return on plan assets                    (265.2) (194.2) (181.2)
Amortization of unrecognized transition asset      (25.0)  (25.0)  (25.0)
Recognition of prior service cost                   10.9     9.6     9.0
Recognition of actuarial (gains) and losses         (3.8)    1.1     3.6
- -------------------------------------------------------------------------
Net pension cost (credit)                         $(46.4) $  2.1  $ 10.3
                      ---------------------------------------------------
Discount rate                                       7.25%   7.75%   7.25%
                      ---------------------------------------------------
Expected long-term rate of return on plan assets   10.00%   9.50%   9.50%
                      ---------------------------------------------------
Expected blended rate of future pay raises          4.25%   4.75%   4.25%
                      ---------------------------------------------------

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of non-union employees in FON stock and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Board of Directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to other telecommunications companies' stock. Sprint's matching contributions were $54 million in 1998 and 1997, and $56 million in 1996. At year-end 1998, the plans held 16.7 million FON shares and 10.4 million PCS shares.

Sprint PCS sponsored a savings and retirement program for certain employees. Sprint PCS matched contributions equal to 50% of the contribution of each participant, up to the first 6% that the employee elected to contribute. Expense under the savings plan was $7 million in 1998. Effective January 1999, the PCS Group employees began making contributions to Sprint's defined contribution plan. The existing assets of the Sprint PCS savings plan will be rolled over to that defined contribution plan in early 1999.

Postretirement Benefits

Sprint provides postretirement benefits (mainly medical and life insurance) to most FON Group employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid. In January 1999, PCS Group employees will also be covered by this plan.

The following table shows the changes in the accumulated postretirement benefit obligation:

- ----------------------------------
                    1998    1997
- ----------------------------------
                   (in millions)
Beginning balance  $832.2  $815.0
Service cost         20.2    20.8
Interest cost        57.8    52.3
Actuarial gains      (6.3)  (31.6)
Benefits paid       (40.2)  (24.3)
- ----------------------------------
Ending balance     $863.7  $832.2
                           -------

Amounts included in the Consolidated Balance Sheets at year-end were as follows:

- ------------------------------------------------------------------
                                                 1998      1997
- ------------------------------------------------------------------
                                                 (in millions)
Accumulated postretirement benefit obligation  $  863.7  $  832.2
Unrecognized prior service cost                    60.8       5.4
Unrecognized net gains                            124.7     190.0
- ------------------------------------------------------------------
Accrued postretirement benefits cost           $1,049.2  $1,027.6
                         -----------------------------------------
Discount rate                                      7.00%     7.25%
                         -----------------------------------------

The assumed 1999 annual health care cost trend rates are 7.6% before Medicare eligibility and 8.1% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2005. A 1% increase in the rates would have increased the 1998 accumulated postretirement benefit obligation by an estimated $111 million. A 1% decrease would have reduced the obligation by an estimated $91 million.

The net postretirement benefits cost consisted of the following:

- -------------------------------------------------------------------------------
                                                           1998   1997   1996
- -------------------------------------------------------------------------------
                                                             (in millions)
Service cost--benefits earned during the year              $20.2  $20.8  $21.7
Interest on accumulated postretirement benefit obligation   57.8   52.3   49.9
Recognition of prior service cost                           (6.2)  (0.4)  (0.4)
Recognition of actuarial gains                             (20.6) (19.0) (13.3)
- -------------------------------------------------------------------------------
Net postretirement benefits cost                           $51.2  $53.7  $57.9
                       --------------------------------------------------------
Discount rate                                               7.25%  7.75%  7.25%
                       --------------------------------------------------------

For measurement purposes, the assumed 1998 weighted average annual health care cost trend rates were 8.4% before Medicare eligibility and 8.5% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2005. A 1% increase in the rates would have increased the 1998 postretirement benefits service and interest costs by an estimated $13 million. A 1% decrease would have reduced the 1998 postretirement benefits service and interest costs by an estimated $10 million.

- --------------------------------------------------------------------------------
6. Income Taxes
- --------------------------------------------------------------------------------

Income tax expense allocated to continuing operations consists of the following:

- -------------------------------------------------------------
                                        1998   1997    1996
- -------------------------------------------------------------
                                          (in millions)
Current income tax expense
 Federal                               $215.4 $385.9  $655.4
 State                                   44.1   78.9    75.9
- -------------------------------------------------------------
Total current                           259.5  464.8   731.3
- -------------------------------------------------------------
Deferred income tax expense (benefit)
 Federal                                126.1  170.5   (33.8)
 State                                    6.3   (4.8)   23.5
- -------------------------------------------------------------
Total deferred                          132.4  165.7   (10.3)
- -------------------------------------------------------------
Total                                  $391.9 $630.5  $721.0
                     ----------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate were as follows:

- -------------------------------------------------------------------------------
                                                         1998    1997    1996
- -------------------------------------------------------------------------------
                                                           (in millions)
Income tax expense at the federal statutory rate        $294.8  $554.1  $669.2
Effect of:
 State income taxes, net of federal income tax effect     32.7    48.2    64.6
 Equity in losses of foreign joint ventures               13.1    36.4     8.6
 Write-off of in-process research and development costs   62.7     --      --
 Other, net                                              (11.4)   (8.2)  (21.4)
- -------------------------------------------------------------------------------
Income tax expense                                      $391.9  $630.5  $721.0
                     ----------------------------------------------------------
Effective income tax rate                                 46.5%   39.8%   37.7%
                     ----------------------------------------------------------

Income tax expense (benefit) allocated to other items was as follows:

- -------------------------------------------------
                           1998    1997    1996
- -------------------------------------------------
                             (in millions)
Discontinued operation    $  --   $  --   $  7.0
Extraordinary items        (22.9)    --     (2.9)
Unrealized holding gains
 on investments(/1/)         7.6     4.4     1.7
Stock ownership,
 purchase and options
 arrangements(/2/)         (49.0)  (26.2)  (14.1)
- -------------------------------------------------

(/1/These)amounts have been recorded directly to "Shareholders' equity--
    Accumulated other comprehensive income" in the Consolidated Balance Sheets.

(/2/These)amounts have been recorded directly to "Shareholders' equity--Capital in excess of par or stated value" in the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1998 and 1997, along with the income tax effect of each, were as follows:

- -------------------------------------------------------------------
                                         1998 Deferred Income Tax
                     ----------------------------------------------
                                          Assets      Liabilities
- -------------------------------------------------------------------
                                              (in millions)
Property, plant and equipment            $       --   $     2,047.5
Intangibles                                      --           453.7
Postretirement and other benefits              418.8            --
Reserves and allowances                        171.5            --
Unrealized holding gains on investments          --            60.4
Operating loss carryforwards                   265.2            --
Other, net                                     141.6            --
- -------------------------------------------------------------------
                                               997.1        2,561.6
Less valuation allowance                       211.8            --
- -------------------------------------------------------------------
Total                                    $     785.3  $     2,561.6
                     ----------------------------------------------

- -------------------------------------------------------------------
                                         1997 Deferred Income Tax
                     ----------------------------------------------
                                          Assets      Liabilities
- -------------------------------------------------------------------
                                              (in millions)
Property, plant and equipment            $       --   $     1,436.5
Intangibles                                      --            52.3
Postretirement and other benefits              376.1            --
Reserves and allowances                        111.3            --
Unrealized holding gains on investments          --            61.7
Other, net                                     108.5            --
- -------------------------------------------------------------------
                                               595.9        1,550.5
Less valuation allowance                        11.8            --
- -------------------------------------------------------------------
Total                                    $     584.1  $     1,550.5
                     ----------------------------------------------

Management believes it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.

The valuation allowance related to deferred income tax assets increased $200 million in 1998 and decreased $2 million in 1997 and $4 million in 1996.

Sprint acquired approximately $192 million of potential tax benefits related to net operating loss carryforwards in the PCS Restructuring which are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce the goodwill or other noncurrent intangible assets resulting from the PCS Restructuring.

In connection with the PCS Restructuring, the PCS Group is required to reimburse the FON Group and the Cable Partners for net operating loss and tax credit carryforward benefits generated prior to the PCS Restructuring if realization by the PCS Group produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by the PCS Group and will be made to the FON Group in cash and to the Cable Partners in shares of Series 2 PCS stock. The carryforward benefits subject to this requirement total $246 million, which includes the $192 million acquired in the PCS Restructuring.

At year-end 1998, Sprint had federal operating loss carryforwards of approximately $265 million and state operating loss carryforwards of approximately $4.4 billion. In addition, Sprint had available for income tax purposes, federal alternative minimum tax credit carryforwards of $27 million, state alternative minimum tax credit carryforwards of $4 million, and federal alternative minimum tax net operating loss carryforwards of $14 million. The loss carryforwards expire in varying amounts through 2018.
- --------------------------------------------------------------------------------
7. Long-term Debt and Capital Lease Obligations
- --------------------------------------------------------------------------------

Sprint's consolidated long-term debt at year-end was as follows:

- ----------------------------------------------------------------------------
                                                 1998
                                   --------------------------------
                                    Sprint    Sprint
                        Maturing   FON Group PCS Group Consolidated   1997
- ----------------------------------------------------------------------------
                                                 (in millions)
Senior notes
 5.7% to 6.9%(/1/)    2003 to 2028 $1,059.4  $3,940.6   $ 5,000.0   $    --
 8.1% to 9.8%         1998 to 2003    632.3       --        632.3      675.3
 11.0% to 12.5%(/2/)      2006          --      698.6       565.5        --
Debentures and notes
 5.8% to 9.6%         2000 to 2022    564.5       --        564.5      587.0
Notes payable and
 commercial paper         --          745.8       --        745.8      866.5
First mortgage bonds
 2.0% to 9.9%         1998 to 2025  1,312.0       --      1,312.0    1,468.4
Capital lease
 obligations
 5.3% to 7.5%         1998 to 2006     31.7     452.0       483.7       35.3
Revolving credit
 facilities
 Variable rates       2005 to 2006      --    1,800.0     1,800.0        --
Other(/2/)(/3/)
 2.0% to 10.0%        1998 to 2007    370.4   1,029.8     1,085.5      247.1
- ----------------------------------------------------------------------------
                                    4,716.1   7,921.0    12,189.3    3,879.6
Less: current
 maturities(/2/)                       33.3     348.3       246.9      131.0
- ----------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations                       $4,682.8  $7,572.7   $11,942.4   $3,748.6
                                              ------------------------------

(/1/These)borrowings were incurred by Sprint and allocated to the applicable
    Group. At year-end 1998, Sprint's weighted average interest rate related to these borrowings was 6.4%. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.5%. See Note 2 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/Consolidated)debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. At year-end 1998, the FON Group had an investment in the PCS Group's Senior Discount notes totaling $133 million. In addition, the PCS Group had other long-term debt payable to the FON Group totaling $315 million, including $135 million classified as current at year-end 1998.

(/3/Includes)$358 million of notes recorded by the FON Group that may be exchanged at maturity for SBC Communications, Inc. (SBC) common shares owned by the FON Group or for cash. Based on SBC's closing price, had the notes matured at year-end 1998, they could have been exchanged for 6.6 million SBC shares. At year-end 1998, Sprint held 7.6 million SBC shares, which have been included in "Investments in equity securities" in the FON Group's Combined Balance Sheets.

Long-term debt maturities, excluding reclassified short-term borrowings, during each of the next five years are as follows:

- ------------------------------
      Sprint  Sprint
       FON     PCS
      Group   Group    Sprint
- ------------------------------
           (in millions)
1999  $ 33.3 $  348.3 $  246.9
2000   864.0    175.3  1,039.3
2001    41.1    407.1    217.0
2002   353.0    357.3    710.3
2003   774.8  1,115.0  1,889.8
- ------------------------------

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $454 million at year-end 1998 and $618 million at year-end 1997. In addition, Sprint had commercial paper borrowings totaling $292 million at year-end 1998 and $249 million at year-end 1997. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis.

In 1998, Sprint replaced its previous $1.5 billion credit facility with new facilities with syndicates of domestic and international banks. The new facilities totaled $5.0 billion and expire in 1999 and 2003. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility. At year-end 1998, Sprint had total unused lines of credit of $4.8 billion.

Bank notes outstanding had weighted average interest rates of 5.7% at year-end 1998 and 6.1% at year-end 1997. The weighted average interest rate of commercial paper was 5.8% at year-end 1998 and 6.8% at year-end 1997.

Long-term Debt

In October 1998, Sprint filed a shelf registration statement with the Securities and Exchange Commission for $8.0 billion of debt securities. This replaced Sprint's previous shelf registration of $1.0 billion. In November 1998, Sprint issued $5.0 billion under the new shelf. Sprint allocated these borrowings to the Groups, and the related proceeds were mainly used to repay existing debt. See Note 2 for a more detailed description of how Sprint allocates debt to the Groups.

Sprint FON Group

In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of FON Group debt with interest rates ranging from 7.9% to 9.3%. This resulted in a $5 million after-tax extraordinary loss for the FON Group. In 1996, Sprint also redeemed, prior to scheduled maturities, $190 million of FON Group debt with interest rates ranging from 6.0% to 9.5%. This resulted in a $5 million after-tax extraordinary loss for the FON Group.

FON Group property, plant and equipment totaling $13.9 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Sprint PCS Group

At year-end 1998, the PCS Group had borrowed $1.8 billion under revolving credit facilities with banks totaling $2.1 billion. These facilities had a weighted average interest rate of 5.8% at year-end 1998.

At year-end 1998, the PCS Group had $265 million of outstanding debt payable to the FCC related to the purchase of certain PCS licenses in 1996. These borrowings have an interest rate of 7.8% and mature in 2001.

In 1998, Sprint redeemed, prior to scheduled maturities, $3.3 billion of PCS Group debt with a weighted average interest rate of 8.3%. This resulted in a $31 million after-tax extraordinary loss for the PCS Group. The debt was repaid with a portion of the proceeds from Sprint's $5.0 billion debt offering in November 1998.

PCS Group property, plant and equipment totaling $4.1 billion is pledged as security for certain notes.

Other

Sprint, including the FON Group and the PCS Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1998.

- --------------------------------------------------------------------------------
8. Common Stock
- --------------------------------------------------------------------------------

Sprint FON Stock and Sprint PCS Stock

In November 1998, Sprint recapitalized its common stock into FON stock and PCS stock and restructured its interests in Sprint PCS. As a result, Sprint created the following series of common stock:

  . Series 1 FON stock and Series 1 PCS stock Existing Sprint common shareholders received one share of FON stock and 1/2 share of PCS stock for each Sprint share owned. Authorized shares totaled 2.5 billion for the Series 1 FON stock and 1.25 billion for the Series 1 PCS stock.

  . Series 2 FON stock and Series 2 PCS stock The Cable Partners received PCS shares for their ownership interests in Sprint PCS. These shares have 1/10 the voting power of the Series 1 and Series 3 PCS shares. Authorized shares totaled 500 million for both the Series 2 FON stock and Series 2 PCS stock.

  . Series 3 FON stock and Series 3 PCS stock To maintain their voting power at 10% each, FT and DT purchased a combined total of 5.1 million Series 3 PCS shares for $85 million. Series 3 FON and PCS stock would also be used if FT and DT were to elect to convert their Class A common shares into FON and PCS stock. Authorized shares totaled 1.2 billion for the Series 3 FON stock and 600 million for the Series 3 PCS stock.

At year-end 1998, Sprint had 8.5 million treasury shares, which were recorded at cost. These shares consisted of 5.8 million FON shares and 2.7 million PCS shares. The PCS shares are held by the FON Group and represent an intergroup interest in the PCS Group.

Beginning in November 2001, Sprint has the option to convert PCS shares into FON shares.

Class A Common Stock

FT and DT each own Class A common shares with 10% of Sprint's voting power. During 1998 and 1997, Sprint declared and paid Class A common dividends of $1.00 per share. During 1996, Sprint declared and paid Class A common dividends of $0.75 per share.

In November 1998, the 86.2 million Class A common shares were reclassified to represent an equity interest in the FON Group (86.2 million shares) and the PCS Group (43.1 million shares). FT and DT maintained their combined 20% voting power in Sprint by purchasing an additional 5.1 million Series 3 PCS shares for $85 million.

FT and DT, as Class A common and Series 3 PCS shareholders, have the right in most cases to pro rata representation on Sprint's Board of Directors. They may also purchase additional shares of FON stock and PCS stock from Sprint to keep their ownership level at 10% each. FT and DT have entered into a standstill agreement with Sprint restricting their ability to acquire Sprint voting shares (other than as intended by their agreements with Sprint). The standstill agreement also contains customary provisions restricting FT and DT from initiating or participating in any proposal with respect to the control of Sprint.

PCS Preferred Stock

As part of the PCS Restructuring, Sprint issued to the Cable Partners a new class of convertible preferred stock convertible into PCS shares. This stock was issued either to purchase certain debt loaned to Sprint PCS by the Cable Partners or as consideration for their interests in Sprint PCS.

Common Stock Reserved for Future Grants

At year-end 1998, common stock reserved for future grants under stock option plans or for future issuances under various other arrangements was as follows:

Sprint FON Group

- ----------------------------------------------------------------------
                                                            Shares
- ----------------------------------------------------------------------
                                                         (in millions)
Employees Stock Purchase Plan                                 7.0
Employee savings plans                                        3.4
Automatic Dividend Reinvestment Plan                          1.2
Officer and key employees' and directors' stock options       9.4
Conversion of preferred stock and other                       1.6
- ----------------------------------------------------------------------
                                                             22.6
                                                             ----

Sprint PCS Group

- ----------------------------------------------------------------------
                                                            Shares
- ----------------------------------------------------------------------
                                                         (in millions)
Employees Stock Purchase Plan                                 3.5
Employee savings plans                                        1.7
Officer and key employees' and directors' stock options      10.1
Warrants issued to Cable Partners                            12.5
Conversion of preferred stock and other                      10.7
- ----------------------------------------------------------------------
                                                             38.5
                                                             ----

Shareholder Rights Plan

Under a Shareholder Rights Plan, one preferred stock purchase right was attached to each common and Class A common share. During 1998, Sprint amended the plan to attach one preferred stock purchase right to each share of FON stock, PCS stock and Class A common stock. The rights may be redeemed by Sprint at $0.01 per right and will expire in June 2007, unless extended. The rights are exercisable only if certain takeover events occur and are entitled to the following:

  . Each FON stock right will initially entitle the holder to purchase 1/1,000 of a share (Unit) of a no par Preferred Stock-Sixth Series at $275 per Unit.

  . Each PCS stock right will initially entitle the holder to purchase a Unit of a no par Preferred Stock-Eighth Series at $150 per Unit.

  . Each Class A right will initially entitle the holder to purchase a Unit of Preferred Stock-Sixth Series at $275 per Unit and 1/2 Unit of Preferred Stock-Eighth Series at $75 per 1/2 Unit.

Preferred Stock-Sixth Series is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 1,000 times the total per share amount of all FON stock common dividends. Preferred Stock-Eighth Series has the same features as the Sixth Series, but applies to PCS shares. No Preferred Stock-Sixth Series or Preferred Stock-Eighth Series were issued or outstanding at year-end 1998.

Other

The indentures and financing agreements of certain of Sprint's subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $576 million of those subsidiaries' $1.5 billion total retained earnings was restricted at year-end 1998. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

- --------------------------------------------------------------------------------
9. Stock-based Compensation
- --------------------------------------------------------------------------------

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan (MISOP), Sprint has granted stock options to employees who are eligible to receive annual incentive compensation. Eligible employees are entitled to receive stock options in lieu of a portion of the target incentive under Sprint's management incentive plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 1998, authorized FON shares under this plan approximated 11.4 million and authorized PCS shares approximated 5.7 million. These amounts increased by approximately 3.1 million FON shares and 3.3 million PCS shares on January 1, 1999. PCS Group employees also became eligible to participate in this plan in 1999.

Stock Option Plan

Under the Sprint Stock Option Plan (SOP), Sprint has granted stock options to officers and key employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. Authorized FON shares under this plan approximated 21.0 million and authorized PCS shares approximated 18.6 million. The PCS shares include 2.7 million shares granted under this plan to certain PCS Group employees in December 1998.

In 1997, Sprint granted performance-based stock options to certain key executives. In 1998, the FON Group expensed $14 million and the PCS Group expensed $1 million related to these performance-based stock options.

Employees Stock Purchase Plan

Under Sprint's Employees Stock Purchase Plan (ESPP), employees may elect to purchase FON common stock or PCS common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 1998, authorized FON shares under this plan approximated 8.2 million and authorized PCS shares approximated 4.1 million. PCS Group employees also became eligible to participate in this plan in 1999.

Sprint PCS Long-term Incentive Plan

PCS Group employees meeting certain eligibility requirements were included in Sprint PCS' long-term incentive plan (LTIP). Under this plan, participants received appreciation units based on independent appraisals. Appreciation on the units was based on annual independent appraisals. The 1997 plan year appreciation units vest 25% per year beginning one year from the grant date and also expire after 10 years. Under the 1996 plan, appreciation units vest 25% per year, beginning two years from the grant date, and expire after 10 years.

In connection with the PCS Restructuring, Sprint discontinued the Sprint PCS LTIP plan. The appreciation units were converted to PCS shares and options to buy PCS shares based on a formula designed to replace the appreciated value of the units at the beginning of July 1998. For vested units at year-end 1998, participants could elect to receive the appreciation in cash, or in shares and options. Most elected to receive shares and options.

Sprint will issue the shares, and the options will become exercisable, based on the vesting requirements of the converted units. Assuming all participants stay employed by Sprint until all replacement options and shares are vested, Sprint would issue approximately 1.6 million PCS shares and 1.9 million PCS shares under option.

Recapitalization

Due to the Recapitalization, the number of shares and the related exercise prices have been adjusted to maintain both the total fair value of common stock underlying the options and ESPP share elections, and the relationship between the market value of the common stock and the exercise prices of the options and ESPP share elections.

Pro Forma Disclosures

Pro forma net income (loss) and earnings (loss) per share have been determined as if Sprint had used the fair value method of accounting for its stock option grants and ESPP share elections after 1994. Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

The following pro forma information will not likely represent the information reported in future years because options granted in 1995 (the year SFAS 123 was effective) will continue to vest over the next year. In addition, compensation expense resulting from the Recapitalization will decline over the next several years.

Sprint's pro forma net income and earnings per share were as follows:

- ------------------------------------------------------------
                                      1998(/1/) 1997   1996
- ------------------------------------------------------------
                                       (in millions, except
                                         per share data)
Pro forma net income                    $ 785   $ 908 $1,158
                      --------------------------------------
Pro forma diluted earnings per share    $1.79   $2.11 $ 2.74
                      --------------------------------------

(/1/Reflects)consolidated pro forma net income and earnings per share until the Recapitalization date.

From the Recapitalization date through year-end 1998, the FON Group's pro forma net income was $103 million and pro forma diluted EPS was $0.24. The FON Group's pro forma net income for 1998 was reduced by $19 million ($0.04 per FON share) due to additional compensation resulting from modifications to terms of options and ESPP share elections related to the Recapitalization.

The application of SFAS No. 123 did not have a material impact on the PCS Group's pro forma net loss from the Recapitalization date through year-end 1998.

Fair Value Disclosures

MISOP and SOP

The following tables reflect the weighted average fair value per option granted, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model:

Sprint Common Stock

- -----------------------------------------
1998                      MISOP    SOP
- -----------------------------------------
Fair value on grant date  $14.58  $16.00
Risk-free interest rate      5.5%    5.5%
Expected volatility         21.7%   21.7%
Expected dividend yield      1.7%    1.7%
Expected life (years)          5       6

- -----------------------------------------
1997                      MISOP    SOP
- -----------------------------------------
Fair value on grant date  $ 9.66  $11.74
Risk-free interest rate      6.2%    6.2%
Expected volatility         22.8%   22.8%
Expected dividend yield      2.3%    2.3%
Expected life (years)          4       6

- -----------------------------------------
1996                      MISOP    SOP
- -----------------------------------------
Fair value on grant date  $ 9.17  $10.96
Risk-free interest rate      5.2%    5.2%
Expected volatility         23.3%   23.3%
Expected dividend yield      2.5%    2.5%
Expected life (years)          4       6

PCS Common Stock

- ---------------------------------
1998                       SOP
- ---------------------------------
Fair value on grant date  $10.88
Risk-free interest rate      4.4%
Expected volatility         75.0%
Expected dividend yield      --
Expected life (years)          6

Employees Stock Purchase Plan

During 1998, FON Group employees elected to purchase 2.1 million ESPP shares with each election having a weighted average fair value (using the Black-Scholes pricing model) of $13.90 per share. No ESPP shares were offered in 1997. During 1996, Sprint employees elected to purchase 2.8 million ESPP shares with each election having a weighted average fair value of $10.06 per share.

Stock Options

Stock option plan activity was as follows:

Sprint Common Stock

- -------------------------------------------------------
                                              Weighted
                                               Average
                                              per Share
                                   Sprint     Exercise
                                   Shares       Price
- -------------------------------------------------------
                                (in millions)
Outstanding, beginning of 1996      12.3       $24.88
 Granted                             4.9        36.94
 Exercised                          (2.6)       22.28
 Forfeited/Expired                  (1.0)       29.22
                                    ----
Outstanding, year-end 1996          13.6        29.42
 Granted                             9.4        46.14
 Exercised                          (3.4)       27.17
 Forfeited/Expired                  (0.9)       38.10
                                    ----
Outstanding, year-end 1997          18.7        37.85
 Granted                             9.1        59.73
 Exercised                          (3.4)       33.54
 Forfeited/Expired                  (0.6)       47.28
                                    ----
Converted in November 1998          23.8       $46.60
                         ------------------------------

FON Common Stock

- -------------------------------------------------------
                                              Weighted
                                               Average
                                   Sprint     per Share
                                     FON      Exercise
                                   Shares       Price
- -------------------------------------------------------
                                (in millions)
Converted in November 1998          23.8       $42.02
Exercised                           (0.1)       31.90
                                    ----
Outstanding, year-end 1998          23.7       $42.06
                         ------------------------------

PCS Common Stock

- -------------------------------------------------------
                                              Weighted
                                               Average
                                   Sprint     per Share
                                     PCS      Exercise
                                   Shares       Price
- -------------------------------------------------------
                                (in millions)
Converted in November 1998          11.9       $ 9.16
Granted                              2.7        15.84
                                    ----
Outstanding, year-end 1998          14.6       $10.40
                         ------------------------------

Options exercisable were 8.3 million at year-end 1997 and 8.4 million at year-end 1996. At year-end 1997, the weighted average exercise price for exercisable options was $32.65.

The following tables summarize outstanding and exercisable options at year-end 1998:

FON Common Stock

- -------------------------------------------------
                      Options Outstanding
               ----------------------------------
                                         Weighted
                              Weighted   Average
                               Average     per
  Range of                    Remaining   Share
  Exercise        Number     Contractual Exercise
   Prices       Outstanding     Life      Price
- -------------------------------------------------
               (in millions) (in years)
$10.00-$24.99       2.5          4.9      $21.27
 25.00- 34.99       4.6          6.3       30.99
 35.00- 44.99       6.3          8.1       40.64
 45.00- 59.99       9.6          8.9       51.92
 60.00- 84.99       0.7          5.0       65.67
- -------------------------------------------------

- -------------------------------------
                Options Exercisable
               ----------------------
                             Weighted
                             Average
                               per
  Range of                    Share
  Exercise        Number     Exercise
   Prices       Exercisable   Price
- -------------------------------------
               (in millions)
$10.00-$24.99       2.0       $21.12
 25.00- 34.99       3.2        30.68
 35.00- 44.99       1.9        39.28
 45.00- 59.99       3.5        52.66
- -------------------------------------

PCS Common Stock

- ---------------------------------------------------
                        Options Outstanding
                 ----------------------------------
                                           Weighted
                                Weighted   Average
                                 Average     per
                                Remaining   Share
   Range of         Number     Contractual Exercise
Exercise Prices   Outstanding     Life      Price
- ---------------------------------------------------
                 (in millions) (in years)
$ 2.50-$ 4.99         1.2          4.9      $ 4.64
  5.00-  7.49         2.2          6.3        6.73
  7.50-  9.99         3.2          8.1        8.85
 10.00- 14.99         5.2          8.6       11.52
 15.00- 19.99         2.8          8.6       15.84
- ---------------------------------------------------

- ---------------------------------------
                  Options Exercisable
                 ----------------------
                               Weighted
                               Average
                                 per
                                Share
   Range of         Number     Exercise
Exercise Prices   Exercisable   Price
- ---------------------------------------
                 (in millions)
$ 2.50-$ 4.99         1.0       $4.60
  5.00-  7.49         1.6        6.66
  7.50-  9.99         0.9        8.55
 10.00- 14.99         1.8       11.49
 15.00- 19.99         0.5       15.84
- ---------------------------------------

- --------------------------------------------------------------------------------
10. Commitments and Contingencies
- --------------------------------------------------------------------------------

Litigation, Claims and Assessments

In December 1996, an arbitration panel entered a $61 million award in favor of Network 2000 Communications Corporation on its breach of contract claim against Sprint. The arbitrators directed Sprint to pay 50% of this award to Network 2000. The remainder was directed to be paid to the Missouri state court in which a proposed class action by Network 2000's independent marketing representatives against Network 2000 and Sprint is pending.

In June 1997, Sprint recorded additional expense of $20 million. This charge related to the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. In June 1998, the court approved the class action settlement; however, a small number of potential class members chose not to be a part of that settlement and have filed a separate lawsuit asserting their individual claims. Some potential class members have appealed the approval of the settlement, which has delayed final approval.

Other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to Sprint's consolidated financial statements.

Commitments

The PCS Group has procurement and service contracts with certain vendors. These contracts are for the engineering and construction of the PCS network. The contracts provide for initial terms of three to five years through 2002 with renewals for additional one-year terms. At year-end 1998, $696 million of the total commitment was satisfied, leaving a remaining commitment of $204 million.

The PCS Group has a purchase and supply contract with a vendor to purchase handsets and other equipment totaling more than $600 million through April 2000. At year-end 1998, the remaining commitments totaled $163 million.

In June 1998, the PCS Group became the managing partner of Cox PCS. At year-end 1998, the PCS Group owned 59.2% of Cox PCS. Cox holds the minority interest in the partnership. Under the partnership agreement, Cox has the right to require the PCS Group to purchase, under certain circumstances, all or part of Cox's interest in Cox PCS, which could involve significant cash requirements. Cox may require the PCS Group to acquire an additional 10.2% interest in Cox PCS per year through 2000. Beginning in 2001 through 2005, Cox may require the PCS Group to acquire up to all of its interest in Cox PCS. Cox has given the PCS Group notice to start the appraisal process related to a potential put of all or a portion of Cox's remaining partnership interest to the PCS Group.

Operating Leases

Sprint's minimum rental commitments at year-end 1998 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space are as follows:

- -------------------------
            (in millions)
1999           $568.3
2000            463.0
2001            330.1
2002            214.1
2003            126.0
Thereafter      291.4
- -------------------------

Sprint's gross rental expense totaled $730 million in 1998, $410 million in 1997 and $401 million in 1996. Rental commitments for subleases, contingent rentals and executory costs were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

- --------------------------------------------------------------------------------
11. Financial Instruments
- --------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 1998 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1998 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of Sprint's financial instruments at year-end were as follows:

- ------------------------------------------------------------------
                                                      1998
                                              --------------------
                                              Carrying  Estimated
                                               Amount   Fair Value
- ------------------------------------------------------------------
                                                 (in millions)
Cash and equivalents                          $   605.2 $   605.2
Investments in equity securities                  489.2     489.2
Long-term debt and capital lease obligations   12,189.3  12,771.0
- ------------------------------------------------------------------
- ------------------------------------------------------------------
                                                      1997
                                              --------------------
                                              Carrying  Estimated
                                               Amount   Fair Value
- ------------------------------------------------------------------
                                                 (in millions)
Cash and equivalents                          $   101.7 $   101.7
Investments in equity securities                  303.0     303.0
Investment in affiliate debt securities(/1/)      142.4     142.4
Long-term debt and capital lease obligations    3,879.6   4,155.8
- ------------------------------------------------------------------

(/1/At)year-end 1998, Sprint's investment in affiliate debt securities was eliminated in consolidation.

The carrying values of Sprint's cash and equivalents approximate fair value at year-end 1998 and 1997. The estimated fair value of investments in equity securities is based on quoted market prices. The estimated fair value of long-term debt is based on quoted market prices for publicly traded issues. The estimated fair value of all other issues is based on the present value of estimated future cash flows using a discount rate based on the risks involved.

Concentrations of Credit Risk

Sprint's accounts receivable are not subject to any concentration of credit risk. Sprint controls credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits and internal monitoring procedures. In the event of nonperformance by the counterparties, Sprint's accounting loss would be limited to the net amount it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint does not anticipate nonperformance by any of the counterparties to these agreements.

Interest Rate Swap Agreements

Sprint uses interest rate swap agreements as part of its interest rate risk management program. Net interest paid or received related to these agreements is recorded using the accrual method and is recorded as an adjustment to interest expense. Sprint had interest rate swap agreements with notional amounts of $134 million outstanding at year-end 1998 and $150 million outstanding at year-end 1997. Net interest expense (income) related to interest rate swap agreements was $0.1 million in 1998, $(0.2) million in 1997 and $2 million in 1996.

In 1998, Sprint deferred losses from interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. These losses, totaling $75 million, will be amortized to interest expense using the effective interest method over the term of the debt. There were no deferred gains or losses related to any terminated interest rate swap agreements at year-end 1997 or 1996.

Foreign Currency Contracts

As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding open forward contracts to buy various foreign currencies of $18 million at year-end 1998 and $29 million at year-end 1997. Sprint had outstanding open purchase option contracts to call various foreign currencies of $10 million at year-end 1998 and $14 million at year-end 1997. The premium paid for an option is deferred and amortized over the life of the option. The forward contracts and options open at year-end 1998 and 1997 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Total net losses, including hedge costs, of $0.6 million in 1998, $0.1 million in 1997 and $0.4 million in 1996 were recorded related to foreign currency transactions and contracts.

- --------------------------------------------------------------------------------
12. Paranet Acquisition
- --------------------------------------------------------------------------------

In September 1997, Sprint paid $375 million to purchase the net assets of Houston-based Paranet, Inc., a provider of integration, management and support services for computer networks.

The transaction was accounted for using the purchase method of accounting. As a result, Sprint's financial statements reflect Sprint Paranet's results of operations beginning in October 1997.

The excess of the purchase price over the tangible net assets acquired was $357 million. This excess was allocated to noncompete agreements and goodwill, and is being amortized on a straight-line basis over four to 10 years.

- --------------------------------------------------------------------------------
13. Spinoff of Cellular Division
- --------------------------------------------------------------------------------

Sprint completed the tax-free spinoff of its Cellular division (Cellular) to Sprint common shareholders in 1996. To complete the spinoff, Sprint distributed all Cellular common shares at a rate of one share for every three Sprint common shares held. In addition, Cellular repaid $1.4 billion of its intercompany debt owed to Sprint. Sprint also contributed to Cellular's equity capital $185 million of debt owed by Cellular in excess of the amount repaid.

Cellular's 1996 net operating results through the spinoff date, as summarized in the following table, were separately classified as a discontinued operation in the Consolidated Statements of Income. Interest expense was allocated to Cellular based on the assumed repayment of intercompany debt to Sprint by Cellular. The operating expenses as presented below do not include Cellular's share of Sprint's general corporate overhead expenses. These expenses, totaling $2 million in 1996, were reallocated to Sprint's other operating entities.

- ------------------------------------------
                             (in millions)
Net operating revenues          $190.2
Operating expenses               156.0
- ------------------------------------------
Operating income                  34.2
Interest expense                 (21.5)
Other expense, net                (8.3)
- ------------------------------------------
Income before income taxes         4.4
Income taxes                      (7.0)
- ------------------------------------------
Loss from cellular division     $ (2.6)
                                ----------

- --------------------------------------------------------------------------------
14. Additional Financial Information
- --------------------------------------------------------------------------------

Segment Information

In 1998, Sprint adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

The FON Group operates in five business segments, based on services and products: the long distance division, the local division, the product distribution and directory publishing businesses, activities to develop and deploy Sprint ION(SM) and other ventures. See Note 12 of Sprint FON Group Notes to the Combined Financial Statements for more information about the FON Group's business segments.

The PCS Group businesses operate in a single segment.

Industry segment financial information was as follows:

- -------------------------------------------------------------------------------
                                 Sprint     Sprint     Intergroup
                                FON Group  PCS Group  Eliminations Consolidated
- -------------------------------------------------------------------------------
                                                (in millions)
1998
Net operating revenues          $16,016.9  $ 1,225.4    $ (108.0)   $17,134.3
Intergroup revenues                 107.7        0.3      (108.0)         --
Depreciation and amortization     1,915.1      789.7         --       2,704.8
Operating expenses               13,257.1    3,794.8      (108.0)    16,943.9
Operating income (loss)           2,759.8   (2,569.4)        --         190.4
Operating margin                     17.2%        NM         --            NM
Other partners' loss in Sprint
 PCS                                  --     1,250.9         --       1,250.9
Equity in losses of affiliates     (227.2)       --          --        (227.2)
Capital expenditures              3,159.2    1,071.9         --       4,231.1
Total assets                     19,274.8   15,138.4    (1,182.1)    33,231.1
1997
Net operating revenues          $14,873.9  $     --     $    --     $14,873.9
Depreciation and amortization     1,726.3        --          --       1,726.3
Operating expenses               12,404.0       18.5         --      12,422.5
Operating income (loss)           2,469.9      (18.5)        --       2,451.4
Operating margin                     16.6%        NM         --          16.5%
Equity in losses of affiliates     (172.2)    (659.6)        --        (831.8)
Capital expenditures              2,708.9      153.7         --       2,862.6
Total assets                     16,580.5    1,703.1       (10.0)    18,273.6
1996
Net operating revenues          $13,887.5  $     --     $    --     $13,887.5
Depreciation and amortization     1,591.0        --          --       1,591.0
Operating expenses               11,619.8        0.5         --      11,620.3
Operating income (loss)           2,267.7       (0.5)        --       2,267.2
Operating margin                     16.3%        NM         --          16.3%
Equity in losses of affiliates      (74.2)    (191.8)        --        (266.0)
Capital expenditures              2,433.6        --          --       2,433.6
Total assets                     15,655.4    1,259.8         --      16,915.2

NM = Not meaningful

Supplemental Cash Flows Information

Sprint's cash paid for interest and income taxes was as follows:

- -------------------------------------------------------------------------------
                                                           1998    1997   1996
- -------------------------------------------------------------------------------
                                                             (in millions)
Interest (net of capitalized interest)
 Continuing operations                                   $  216.7 $197.9 $212.1
                    -----------------------------------------------------------
 Cellular division                                       $    --  $  --  $ 21.5
                    -----------------------------------------------------------
Income taxes                                             $  307.3 $365.8 $695.3
                    -----------------------------------------------------------

Sprint's noncash activities include the following:

- -------------------------------------------------------------------------------
                                                           1998    1997   1996
- -------------------------------------------------------------------------------
                                                             (in millions)
Common stock issued to the Cable Partners to purchase
 Sprint PCS                                              $3,200.3 $  --  $  --
                    -----------------------------------------------------------
Capital lease obligations                                $  460.0 $ 30.1 $  --
                    -----------------------------------------------------------
Preferred stock issued to the Cable Partners in
 exchange for interim financing                          $  246.8 $  --  $  --
                    -----------------------------------------------------------
Common stock issued under Sprint's ESPP                  $   95.1 $  5.2 $ 65.2
                    -----------------------------------------------------------
Tax benefit from stock options exercised                 $   49.0 $ 26.2 $ 14.1
                    -----------------------------------------------------------
Net book value of assets and liabilities contributed to
 Global One                                              $    --  $  --  $ 73.3
                    -----------------------------------------------------------

See Note 3 for more details about the assets and liabilities acquired in the PCS Restructuring.

Related Party Transactions

Sprint provided various voice, data and administrative services to Global One totaling $277 million in 1998, $415 million in 1997 and $361 million in 1996. In addition, Global One provided data and administrative services to Sprint totaling $140 million in 1998, $114 million in 1997 and $130 million in 1996. Sprint's receivable from Global One was $187 million at year-end 1998 and $154 million at year-end 1997. Sprint's payable to Global One was $42 million at year-end 1998 and $104 million at year-end 1997.

The Cable Partners advanced PhillieCo $26 million in 1998 and $24 million in 1997. These advances, which accrue interest at prime, mature in the 1999 first quarter.

- --------------------------------------------------------------------------------
15. Recently Issued Accounting Pronouncement
- --------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting. When adopted in January 2000, this statement is not expected to have a material impact on Sprint's consolidated financial statements.

- --------------------------------------------------------------------------------
16. Quarterly Financial Data (Unaudited)
- --------------------------------------------------------------------------------

                                                    Quarter
                                    ---------------------------------------
1998                                1st(/1/)  2nd(/1/)  3rd(/1/)  4th(/1/)
- ----------------------------------------------------------------------------
                                     (in millions, except per share data)
Net operating revenues              $ 4,075.5 $ 4,189.5 $ 4,334.5 $ 4,534.8
Operating income (loss)(/6/)            214.2     184.4     148.4    (356.6)
Income (Loss) before extraordinary
 items(/2/),(/6/)                       210.7     210.9     239.2    (210.3)
Net income (loss)(/2/)                  206.3     210.9     239.2    (241.9)
Earnings (Loss) per common share
 before extraordinary items(/5/)
  Sprint common stock
    Diluted                              0.48      0.48      0.54      0.45
    Basic                                0.49      0.49      0.55      0.46
  FON common stock
    Diluted                                NA        NA        NA      0.27
    Basic                                  NA        NA        NA      0.28
  PCS common stock
    Diluted and basic                      NA        NA        NA     (1.26)
- ----------------------------------------------------------------------------

                                                      Quarter
                                      ---------------------------------------
1997                                     1st       2nd       3rd       4th
- -----------------------------------------------------------------------------
                                       (in millions, except per share data)
Net operating revenues                $ 3,578.5 $ 3,667.5 $ 3,778.9 $ 3,849.0
Operating income(/3/)                     604.7     595.5     640.7     610.5
Income before extraordinary
 items(/3/),(/4/)                         290.0     255.9     211.7     194.9
Net income(/3/),(/4/)                     290.0     255.9     211.7     194.9
Earnings per common share before ex-
 traordinary items
  Diluted                                  0.67      0.59      0.49      0.45
  Basic                                    0.67      0.59      0.49      0.45
- -----------------------------------------------------------------------------

(/1/Amounts)for 1998 reflect certain reclassifications to conform to the current-year presentation.

(/2/In)the 1998 fourth quarter, the FON Group recorded net nonrecurring gains of $104 million, mainly from the sale of local exchanges. This increased income before extraordinary items by $62 million.

(/3/In)the 1997 second quarter, the FON Group recorded nonrecurring charges of $20 million related to litigation in the long distance division. These charges reduced income before extraordinary items by $13 million (See Note
    10).

(/4/In)the 1997 fourth quarter, the FON Group recognized gains of $71 million from sales of local exchanges and certain investments. These gains increased income before extraordinary items by $44 million.

(/5/Fourth)quarter 1998 reflects EPS for Sprint only through the date of the November 1998 Recapitalization. EPS for the FON Group and the PCS Group reflects EPS from the date of the Recapitalization through year-end 1998.

(/6/In)the 1998 fourth quarter, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired IPR&D related to the PCS Restructuring. This charge increased operating loss and loss before extraordinary items by $179 million.

NA = Not applicable

- --------------------------------------------------------------------------------
17. Subsequent Event (Unaudited)
- --------------------------------------------------------------------------------

In February 1999, Sprint completed an offering of Series 1 PCS stock. In this offering, Sprint sold 24.4 million shares at a price to the public of $28.75 per share. The net proceeds to Sprint totaled $672 million. In connection with this offering, FT and DT purchased 6.1 million shares of Series 3 PCS stock. The net proceeds to Sprint from the sale of this stock totaled $169 million. The proceeds from the offering and purchase by FT and DT were attributed to the PCS Group and will be used for the continued buildout of the PCS network and working capital needs.

                               SPRINT CORPORATION

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 1998, 1997 and 1996

                                                Additions
                                   -------------------------------------
                          Balance                             Charged to                 Balance
                         Beginning      PCS        Charged to   Other      Other         End of
                          of Year  Restructuring     Income    Accounts  Deductions       Year
- ------------------------------------------------------------------------------------------------
                                                  (in millions)
1998
  Allowance for doubtful
   accounts               $146.7      $ 7.79(/2/)    $378.6     $ 2.6     $(350.1)(/1/)  $185.5
                                ----------------------------------------------------------------
  Valuation allowance--
   deferred income tax
   assets                 $ 11.8      $192.0(/3/)    $  --      $16.2     $  (8.2)       $211.8
                                ----------------------------------------------------------------
1997
  Allowance for doubtful
   accounts               $117.4      $  --          $388.9     $ 4.0     $(363.6)(/1/)  $146.7
                                ----------------------------------------------------------------
  Valuation allowance--
   deferred income tax
   assets                 $ 13.7      $  --          $  2.6     $ --      $  (4.5)       $ 11.8
                                ----------------------------------------------------------------
1996
  Allowance for doubtful
   accounts               $125.8      $  --          $248.5     $(1.5)    $(255.4)(/1/)  $117.4
                                ----------------------------------------------------------------
  Valuation allowance--
   deferred income tax
   assets                 $ 17.4      $  --          $  1.9     $ --      $  (5.6)       $ 13.7
                                ----------------------------------------------------------------

(/1/Accounts)written off, net of recoveries.

(/2/As)discussed in Note 3, the PCS Group's assets and liabilities were recorded at their fair values on the PCS Restructuring date. Therefore, the data presented in this Schedule reflects activity since the PCS Restructuring.

(/3/Represents)a valuation allowance for deferred income tax assets recorded in the purchase price allocation related to the PCS Restructuring.

                                    Annex II

                                Sprint FON Group
                         Combined Financial Information

SELECTED FINANCIAL DATA
                                                                Sprint FON Group

- -------------------------------------------------------------------------------
                                1998      1997      1996      1995      1994
- -------------------------------------------------------------------------------
                                    (in millions, except per share data)
Results of Operations
- -------------------------------------------------------------------------------
Net operating revenues        $16,016.9 $14,873.9 $13,887.5 $12,735.3 $11,964.8
Operating income(/1/)           2,759.8   2,469.9   2,267.7   1,834.3   1,690.7
Income from continuing
 operations(/1/),(/2/)          1,540.1   1,371.6   1,310.6     966.0     899.2
Pro Forma Earnings per Share
 and Dividends(/3/)
- -------------------------------------------------------------------------------
Pro forma earnings per
 common share from
 continuing
 operations(/1/),(/2/)
  Diluted                     $    3.55 $    3.14 $    3.07 $    2.74 $    2.56
  Basic                            3.61      3.19      3.11      2.76      2.59
Pro forma dividends per
 common share                      1.00      1.00      1.00      1.00      1.00
Financial Position
- -------------------------------------------------------------------------------
Total assets                  $19,274.8 $16,580.5 $15,655.4 $14,100.6 $14,374.1
Property, plant and
 equipment, net                12,464.0  11,306.8  10,464.1   9,715.8  10,258.8
Total debt (including short-
 term borrowings)               4,716.1   3,879.6   3,273.9   5,668.9   4,927.7
Group equity                    9,024.5   7,639.3   7,332.3   3,676.9   4,473.7
Cash Flow Data
- -------------------------------------------------------------------------------
Net cash provided by
 operating activities(/4/)    $ 3,971.3 $ 2,906.8 $ 2,267.2 $ 2,590.1 $ 2,339.6
Capital expenditures            3,159.2   2,708.9   2,433.6   1,857.3   1,751.6

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or group equity as previously reported.

The FON Group was created as a result of the PCS Restructuring and Recapitalization. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for a more detailed description of the PCS Restructuring and Recapitalization.

(/1/The)FON Group recorded nonrecurring charges of $20 million in 1997 and $60 million in 1996 related to litigation within the long distance division. These charges reduced income from continuing operations by $13 million in 1997 and $36 million in 1996. In 1995, the FON Group recorded a nonrecurring charge of $88 million related to a restructuring within the local division. This reduced income from continuing operations by $55 million.

(/2/In)1998, the FON Group recorded net nonrecurring gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, the FON Group recorded nonrecurring gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million. In 1994, the FON Group recognized a $35 million gain on the sale of equity securities, which increased income from continuing operations by $22 million.

(/3/Pro)forma earnings per share and dividends for the FON Group assume the FON shares created in the Recapitalization existed for all periods presented.

(/4/The)1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         Sprint FON Group
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------
General
- --------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for a discussion of the PCS Restructuring, the Recapitalization and the Top-up.

- --------------------------------------------------------------------------------
Forward-looking Information
- --------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-looking Information" for a discussion of forward-looking information.

- --------------------------------------------------------------------------------
Sprint FON Group
- --------------------------------------------------------------------------------

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services as well as integration management and support services for computer networks.

Local Division

The local division consists of regulated local phone companies serving more than 7.6 million access lines in 18 states. It provides local phone services, access by phone customers and other carriers to its local network, sales of telecommunications equipment, and long distance services within certain regional calling areas.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint ION extends Sprint's existing advanced network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for data, Internet, and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the FON Group's investment in Global One, a joint venture with FT and DT. Sprint is a 1/3 partner in Global One's operating group serving Europe (excluding France and Germany) and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe. This segment also includes the FON Group's investments in EarthLink Network Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of these investments are accounted for on the equity basis.

- --------------------------------------------------------------------------------
Results of Operations
- --------------------------------------------------------------------------------

Total net operating revenues for 1998 were $16.0 billion, an 8% increase from $14.9 billion in 1997. Total net operating revenues for 1996 were $13.9 billion.

Income from continuing operations was $1.5 billion in 1998 compared with $1.4 billion in 1997 and $1.3 billion in 1996.

Core Businesses

In 1998, the FON Group's core businesses generated improved net operating revenues and operating income from 1997. Long distance calling volumes increased 15% in 1998 and 14% in 1997. Access lines served by the local division increased 5.1% in 1998 and 5.6% in 1997, excluding sales of local exchanges.

Core net income included net nonrecurring pretax gains of $104 million in 1998 and $51 million in 1997. These gains mainly consisted of sales of local exchanges and certain investments, partly offset by litigation charges in 1997. In 1996, core net income included pretax litigation charges within the long distance division of $60 million.

Excluding these nonrecurring items, operating income from core operations was $2.9 billion in 1998 versus $2.6 billion in 1997 and $2.4 billion in 1996.

- --------------------------------------------------------------------------------
Segmental Results of Operations
- --------------------------------------------------------------------------------

Long Distance Division

- ------------------------------------------------------------------------
                                             1998      1997      1996
- ------------------------------------------------------------------------
                                                 (in millions)
Net operating revenues                     $9,910.9  $8,994.0  $8,302.1
- ------------------------------------------------------------------------
Operating expenses
  Interconnection                           3,860.1   3,949.3   3,722.7
  Operations                                1,453.2   1,257.1   1,051.8
  Selling, general and administrative(/1/)  2,348.6   2,035.3   1,982.8
  Depreciation and amortization               882.2     727.0     633.3
- ------------------------------------------------------------------------
Total operating expenses                    8,544.1   7,968.7   7,390.6
- ------------------------------------------------------------------------
Operating income                           $1,366.8  $1,025.3  $  911.5
                    ----------------------------------------------------
Operating margin                               13.8%     11.4%     11.0%
                    ----------------------------------------------------
Capital expenditures                       $1,363.8  $1,223.2  $1,139.8
                    ----------------------------------------------------

(/1/The)FON Group recorded nonrecurring litigation charges of $20 million in 1997 and $60 million in 1996.

Net Operating Revenues

All major market segments--business, residential and wholesale--contributed to the increase in net operating revenues in 1998 and 1997. The increases mainly reflect strong data services revenue growth and strong minute growth of 15% in 1998 and 14% in 1997, partly offset by a more competitive pricing environment and a change in the mix of products sold.

Business and Data Market

Business and data market revenues increased 15% in 1998 and 10% in 1997. Data services, which includes sales of capacity on Sprint's network to Internet service providers, showed strong growth because of accelerated use of the Internet and expanded service offerings. The increases also reflect strong calling volumes for inbound and outbound toll-free calls made within the United States.

Residential Market

Residential market revenues increased 5% in 1998 and 6% in 1997. These increases reflect strong revenue and volume growth from residential long distance calls. Growth was also enhanced by the Sprint Sense Anytime(R) "10 by 24" product--dime-a-minute calls, 24 hours a day--which generated increased sales in 1998. Other growth factors included increased international and prepaid card revenues as well as calling card calls made by customers of local phone companies. Through various agreements Sprint has with local phone companies, their customers use the Sprint network when making long distance calls.

Wholesale Market

Wholesale market revenues increased 8% in 1998 and 22% in 1997. This reflects strong minute growth mainly from increased inbound and outbound toll-free calls, partly offset by a change in international mix to lower yielding but higher margin countries.

Interconnection Costs

Interconnection costs consist of amounts paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers. These costs decreased 2% in 1998 and increased 6% in 1997. Reductions in per-minute costs for both domestic and international access more than offset the impact of increased calling volumes in 1998 versus 1997, and partially offset the impact of increased calling volumes in 1997 versus 1996. The rate reductions were generally due to domestic FCC-mandated access rate reductions that took effect in July 1997 and in January and July 1998. Interconnection costs were 38.9% of net operating revenues in 1998, 43.9% in 1997 and 44.8% in 1996.

Operations Expense

Operations expense includes costs to operate and maintain the long distance network and costs of equipment sales. It also includes costs to provide operator, public payphone and video teleconferencing services as well as telecommunications services for the hearing-impaired. Operations expense increased 16% in 1998 and 20% in 1997. These increases were driven by growth in data services as well as increases in network equipment operating leases in both years. Operations expense for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for its telecommunications network and operating systems. The 1997 increase also reflects increased costs related to FCC-mandated payments to public payphone providers. Operations expense was 14.7% of net operating revenues in 1998, 14.0% in 1997 and 12.7% in 1996.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense increased 15% in 1998 and 3% in 1997. These increases mainly reflect the overall growth of the business as well as increased marketing and promotions to support products and services. SG&A for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for information systems and applications supporting such processes as billing, customer service and other administrative support services. SG&A expense was 23.7% of net operating revenues in 1998, 22.6% in 1997 and 23.9% in 1996.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 21% in 1998 and 15% in 1997. These increases were generally due to an increased asset base with shorter average depreciable lives. Capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services. Depreciation and amortization expense was 8.9% of net operating revenues in 1998, 8.1% in 1997 and 7.6% in 1996.

Local Division

- -------------------------------------------------------------------
                                        1998      1997      1996
- -------------------------------------------------------------------
                                            (in millions)
Net operating revenues                $5,371.4  $5,293.9  $5,127.0
- -------------------------------------------------------------------
Operating expenses
  Costs of services and products       1,855.1   1,892.1   1,843.2
  Selling, general and administrative  1,150.6   1,075.6   1,039.5
  Depreciation and amortization          958.7     935.5     909.6
- -------------------------------------------------------------------
Total operating expenses               3,964.4   3,903.2   3,792.3
- -------------------------------------------------------------------
Operating income                      $1,407.0  $1,390.7  $1,334.7
                   ------------------------------------------------
Operating margin                          26.2%     26.3%     26.0%
                   ------------------------------------------------
Capital expenditures                  $1,374.4  $1,270.0  $1,149.7
                   ------------------------------------------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The main effect of this change was a reduction in the local division's "Net Operating Revenues--Other Revenues." Sprint sold approximately 139,000 residential and business access lines in Illinois in 1997 and the remaining 81,000 access lines in November 1998. For comparative purposes, the following discussion of local division results assumes these transfer pricing changes and sales of exchanges occurred at the beginning of 1996. Adjusting for these transfer pricing changes and sales of exchanges, operating margins would have been 26.0% in 1998, 25.0% in 1997 and 24.3% in 1996.

Net Operating Revenues

Net operating revenues increased 5% in both 1998 and 1997. These increases mainly reflect customer access line growth and increased sales of equipment and network-based services such as Caller ID and Call Waiting. Customer access lines increased 5.1% in 1998 and 5.6% in 1997. Net operating revenues were $5.3 billion in 1998, $5.1 billion in 1997, and $4.9 billion in 1996.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 9% in 1998 and 10% in 1997 because of customer access line growth and continued demand for network-based services. Revenue growth in 1998 also reflects increased sales of private line services and revenues from maintaining customer wiring and equipment. The 1997 growth also reflects extended area calling plans.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 4% in 1998 and 3% in 1997. These revenues reflect an 8% increase in minutes of use in 1998 and a 7% increase in 1997, partly offset by access rate reductions mandated by the FCC. Access rate reductions took effect in July 1997 and January and July 1998.

Toll Service Revenues

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues decreased 26% in 1998 and 20% in 1997, mainly reflecting increased competition in the intraLATA long distance market, which is expected to continue. In addition, toll service areas are decreasing in size because certain local calling areas have been expanding. However, the reduced revenues were, in part, offset by increases in local service revenues and by increases in network access revenues paid by other carriers providing long distance services to the local division's customers.

Other Revenues

Other revenues increased 9% in 1998 and 11% in 1997 reflecting increased equipment sales of business systems and data networks, as well as growth in payphone and commission revenues. It also reflects increased revenues from providing billing and collection services.

Costs of Services and Products

Costs of services and products includes costs to operate and maintain the local network and costs of equipment sales. These expenses remained flat in 1998 and increased 4% in 1997. Efficiencies realized from streamlining and standardizing business processes have allowed the division to control operating costs in both 1998 and 1997, while still supporting customer access line growth and increased equipment sales. Also impacting costs of services and products for 1998 was a reduction in pension costs due to increased returns on plan assets. Costs of services and products for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for its telecommunications network and operating systems. Costs of services and products was 34.5% of net operating revenues in 1998, 36.1% in 1997 and 36.5% in 1996.

Selling, General and Administrative Expense

SG&A expenses increased 9% in 1998 and 4% in 1997. These increases were mainly due to marketing costs to promote new products and services, and increased customer service costs related to customer access line growth. Also impacting SG&A for 1998 was a reduction in pension costs due to increased returns on plan assets. SG&A for 1998 also includes costs related to Sprint's efforts to achieve Year 2000 compliance for information systems and applications supporting such processes as billing, customer service, and other administrative support services. SG&A expense was 21.6% of net operating revenues in 1998, 20.8% in 1997 and 21.0% in 1996.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 4% in both 1998 and 1997, mainly because of increased capital expenditures, partly offset by lower depreciation rates resulting from longer asset lives. Depreciation and amortization expense was 17.9% of net operating revenues in 1998, 18.1% in 1997 and 18.2% in 1996.

Product Distribution and Directory Publishing Businesses

- -------------------------------------------------------------------
                                        1998      1997      1996
- -------------------------------------------------------------------
                                            (in millions)
Net operating revenues                $1,683.1  $1,454.3  $1,225.4
- -------------------------------------------------------------------
Operating expenses
 Costs of services and products        1,329.7   1,172.9   1,025.7
 Selling, general and administrative     109.6      93.3      90.9
 Depreciation and amortization            12.9       8.2       7.2
- -------------------------------------------------------------------
Total operating expenses               1,452.2   1,274.4   1,123.8
- -------------------------------------------------------------------
Operating income                      $  230.9  $  179.9  $  101.6
                   ------------------------------------------------
Operating margin                          13.7%     12.4%      8.3%
                   ------------------------------------------------
Capital expenditures                  $    8.7  $   10.5  $    9.4
                   ------------------------------------------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The following discussion assumes these transfer pricing changes occurred at the beginning of 1996. Adjusting for these changes, the product distribution and directory publishing businesses' operating margins would have been 15.8% in 1997 and 16.3% in 1996.

Net operating revenues increased 16% in 1998 and 19% in 1997. Nonaffiliated revenues accounted for roughly 60% of revenues in 1998 and 1997. These revenues increased 10% in 1998 and remained flat in 1997 because of increased competition. Sales to affiliates increased 27% in 1998 and 64% in 1997. Growth in both years reflects the centralization of certain local division purchasing and warehousing functions at North Supply in 1997. As a result, the affiliates now purchase more through North Supply than third-party vendors.

Costs of services and products increased 19% in 1998 and 22% in 1997 reflecting increased sales. SG&A expense increased 17% in 1998 and 3% in 1997 because of costs related to the division's acquisition of a sales force from another directory sales company.

Sprint ION(SM)

- ------------------------------------
                       1998    1997
- ------------------------------------
                      (in millions)
Operating expenses    $ 143.1 $  5.2
                            --------
Capital expenditures  $ 154.3 $ 45.8
                            --------

Operating expenses for Sprint ION in 1998 reflect its initial development and deployment activities and include costs for network research and testing, systems and operations development, product development and advertising to increase public awareness. Depreciation and amortization totaled $5 million in 1998 and $2 million in 1997.

Other Ventures

- ---------------------------------------------------------
                                 1998     1997     1996
- ---------------------------------------------------------
                                    (in millions)
Operating expenses              $  39.9  $  83.8  $ 48.6
                     ------------------------------------
Equity in losses of affiliates  $(236.7) $(172.0) $(87.0)
                     ------------------------------------
Capital expenditures            $   --   $  17.1  $ 36.7
                     ------------------------------------

Operating expenses and capital expenditures mainly relate to the FON Group's offering of Internet services. In June 1998, the FON Group completed the strategic alliance to combine its Internet business with EarthLink. As part of the alliance, EarthLink obtained the FON Group's Sprint Internet Passport customers and took over the day-to-day operations of those services. In exchange, the FON Group acquired an equity interest in EarthLink. As a result, beginning in 1998, the FON Group's share of EarthLink's losses has been reflected in "Equity in losses of affiliates" above.

"Equity in losses of affiliates" mainly consists of losses from Global One totaling $186 million in 1998, $162 million in 1997 and $82 million in 1996. In an effort to improve profitability, Global One is refocusing its efforts to place more emphasis on multinational customers. The 1998 loss includes $37 million of nonrecurring charges for business improvement and network rationalization initiatives. Global One is continuing to implement these initiatives, which are expected to result in additional charges.

- --------------------------------------------------------------------------------
Nonoperating Items
- --------------------------------------------------------------------------------

Interest Expense

Interest costs in the following table only reflect interest costs on borrowings. Interest costs related to deferred compensation plans and customer deposits have been excluded so as not to distort the effective interest rate on borrowings.

- ------------------------------------------------------------------------
                                             1998      1997      1996
- ------------------------------------------------------------------------
                                                 (in millions)
Interest expense on outstanding debt(/1/)  $  269.5  $  183.5  $  182.7
Capitalized interest costs                     41.5      69.4     104.0
- ------------------------------------------------------------------------
Total interest costs on outstanding debt   $  311.0  $  252.9  $  286.7
                  ------------------------------------------------------
Average debt outstanding                   $4,340.1  $3,251.3  $3,604.9
                  ------------------------------------------------------
Effective interest rate                         7.2%      7.8%      8.0%
                  ------------------------------------------------------

(/1/Interest)expense for 1996 includes $21.5 million of interest expense included in "Discontinued operation, net" on the Combined Statements of Income.

The FON Group capitalizes interest costs related to constructing capital assets. Sprint capitalized interest costs related to its investment in Sprint PCS until July 1997 when Sprint PCS emerged from the development stage. Sprint also capitalized interest costs related to the PCS Group's network buildout and PCS licenses that were not yet operational. As a result of the PCS Restructuring, this capitalized interest was contributed to, and is being amortized by, the PCS Group.

The decrease in the FON Group's effective interest rate for 1998 reflects an increase in short-term borrowings, which have lower interest rates. Average debt outstanding in 1998 increased to support Sprint ION(SM) and various other FON Group initiatives.

Effective with the PCS Restructuring, interest expense on borrowings incurred by Sprint and allocated to the PCS Group is based on rates the PCS Group would be able to obtain from third parties. Those interest rates are higher than the rates Sprint obtains on the borrowings. The difference between Sprint's actual interest rates and the rates charged to the PCS Group is reflected as a reduction in the FON Group's interest expense. See Note 2 of Notes to Combined Financial Statements for a more detailed description of Sprint's policies about the allocation of Group financing.

Other Income, Net

Other income consisted of the following:

- --------------------------------------------------
                               1998   1997   1996
- --------------------------------------------------
                                 (in millions)
Dividend and interest income  $139.5 $ 99.0 $ 99.7
Other, net                      78.6   65.1   15.6
- --------------------------------------------------
Total                         $218.1 $164.1 $115.3
                     -----------------------------

Dividend and interest income for all years reflects interest earned on temporary investments. For 1998, it also reflects interest earned on loans to unconsolidated affiliates and interest earned on short-term investments following Sprint's $5.0 billion debt offering (see Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Liquidity" for more details). "Other, net" for 1998 and 1997 mainly reflects net gains on sales of local exchanges and certain investments, partly offset by losses from certain equity method investments.

Income Taxes

The FON Group's effective tax rates were 37.8% in 1998, 39.3% in 1997 and 37.7% in 1996. See Note 5 of Notes to Combined Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate.

Extraordinary Items, Net

In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of FON Group debt with interest rates ranging from 7.9% to 9.3%. This resulted in a $5 million after-tax extraordinary loss. In 1996, Sprint also redeemed, prior to scheduled maturities, $190 million of FON Group debt with interest rates ranging from 6.0% to 9.5%. This resulted in a $5 million after-tax extraordinary loss.

- --------------------------------------------------------------------------------
Financial Condition
- --------------------------------------------------------------------------------

- ------------------------------------
                   1998      1997
- ------------------------------------
                    (in millions)
Combined assets  $19,274.8 $16,580.5
                       -------------

The increase in assets was due to increased capital expenditures to support the core long distance and local networks as well as increased advances and loans to the PCS Group. See "Liquidity and Capital Resources" for more information about changes in the Combined Balance Sheets.

- --------------------------------------------------------------------------------
Liquidity and Capital Resources
- --------------------------------------------------------------------------------

Operating Activities

- -----------------------------------------------------------------------
                                               1998     1997     1996
- -----------------------------------------------------------------------
                                                   (in millions)
Cash flows provided by operating activities  $3,971.3 $2,906.8 $2,267.2
                  -----------------------------------------------------

The increase in 1998 operating cash flows mainly reflects improved operating results in the FON Group's core businesses and changes in working capital. During 1996, Sprint terminated an accounts receivable sales agreement, which reduced cash flows by $600 million.

Investing Activities

- ------------------------------------------------------------------------------
                                                1998       1997       1996
- ------------------------------------------------------------------------------
                                                      (in millions)
Cash flows used by investing activities from
 continuing operations                        $(3,639.7) $(4,027.3) $(2,979.2)
                 -------------------------------------------------------------

Capital expenditures, which are the FON Group's largest investing activity, totaled $3.2 billion in 1998, $2.7 billion in 1997 and $2.4 billion in 1996. Long distance capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities to accommodate growth and provide new products and services. The local division incurred capital expenditures to accommodate access line growth and expand capabilities for providing enhanced services.

The FON Group had advances to the PCS Group and loans to Sprint PCS to fund capital and operating requirements. Loans to Sprint PCS in 1998 were partly offset by the repayment of a vendor financing loan. Equity transfers to the PCS Group were also used to fund its capital and operating requirements and were offset by current tax benefits used by the FON Group.

Investing activities also include proceeds from sales of assets (mainly sales of local exchanges) totaling $230 million in 1998 and $292 million in 1997. In addition, in 1997, the FON Group purchased the net assets of Paranet, Inc. for $375 million (see Note 10 of Notes to Combined Financial Statements).

"Investments in and loans to other affiliates, net" consisted of the following:

- -------------------------------------------
                        1998    1997  1996
- -------------------------------------------
                          (in millions)
Global One
 Capital contributions $283.5  $  --  $39.5
 Advances, net          (15.7)  199.7   --
- -------------------------------------------
                        267.8   199.7  39.5
Other, net              235.8   185.8  41.9
- -------------------------------------------
Total                  $503.6  $385.5 $81.4
                      ---------------------

Capital contributions and net advances to Global One were mainly used to fund capital and operating requirements. "Other, net" includes the FON Group's investment in EarthLink and an additional $148 million investment in Call-Net to retain the FON Group's approximate 25% interest after Call-Net purchased Fonorola Inc.

Financing Activities

- -----------------------------------------------------------------------
                                                    1998   1997   1996
- -----------------------------------------------------------------------
                                                      (in millions)
Cash flows provided (used) by financing activities  $(0.8) $71.6 $479.1
                       ------------------------------------------------

Financing activities during 1998 mainly reflect long-term borrowings of $1.1 billion, partly offset by payments on long-term debt of $388 million. In 1997, the FON Group had net borrowings of $532 million, mainly to fund investments in and loans to affiliates. In 1996, FT and DT acquired Class A common shares for a combined total of $3.7 billion. The FON Group mainly used these proceeds, and cash from the repayment of intercompany advances by its cellular division, to reduce outstanding debt.

The FON Group paid dividends of $430 million in 1998 and 1997, and $420 million in 1996. The indicated annual dividend rate on FON stock is $1.00 per share.

Capital Requirements

The FON Group's 1999 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $4.1 to $4.4 billion. FON Group capital expenditures are expected to range between $3.7 and $4.0 billion in 1999. The long distance and local divisions will require the majority of this total. Sprint ION is expected to require $600 to $800 million for capital expenditures in 1999. Dividend payments are expected to approximate $435 million.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future. These payments will reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. During 1998, the PCS Group accrued benefits under the agreement totaling $191 million and received a related payment from the FON Group totaling $20 million. The remaining $171 million will be paid by the FON Group during the first half of 1999. See Note 2 of Notes to Combined Financial Statements, "Allocation of Federal and State Income Taxes" for more details.

Liquidity

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" for a discussion of liquidity.

- --------------------------------------------------------------------------------
Regulatory Developments
- --------------------------------------------------------------------------------

The Telecom Act was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required incumbent local phone companies, among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Telecom Act also allows Regional Bell Operating Companies (RBOCs) to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. The Telecom Act's impact on Sprint remains unclear because the rules for competition are still being decided by regulators and the courts.

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some local phone companies and state public utility commissions appealed these rules to the U.S. Court of Appeals. In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The U.S. Supreme Court, in January 1999, reversed the appeals court decision and reinstated the FCC's authority to establish rules and prices. Further FCC action and court appeals are expected.

In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions were designed to remove implicit subsidies from access charges and bring access rates closer to costs. The decisions also called for establishing explicit universal service subsidies for serving high cost areas and to fund additional telecommunications for schools, libraries and rural health care providers.

It is too early to ascertain the impact of these matters on Sprint because appeals and further regulatory proceedings are pending. Sprint benefits from lower access charges as a provider of long distance services because access is the single largest cost in providing long distance service. In addition, in 1998 Sprint's long distance division established charges to flow through certain access and universal service payments to its customers. Reductions in access charges adversely affect revenues of the local division.

Some RBOCs have challenged the Telecom Act restrictions on their entry into long distance markets as unconstitutional. A federal district court in Texas ruled the restrictions were unlawful because they constituted a legislative act that imposed punishment without a judicial proceeding. However, that decision was overturned by the Fifth Circuit Court of Appeals. Similar arguments have also been rejected by the D.C. Circuit Court of Appeals. To date, the U.S. Supreme Court has declined to review these decisions.

Since the Telecom Act was passed in 1996, several RBOCs have filed applications with the FCC to provide in-region long distance service in certain states. None have been approved. It is expected that more applications will be filed with the FCC in 1999 and some may be approved. The entry of RBOCs into the long distance market will impact competition, but the extent of the impact will depend on many factors. These factors include the RBOCs' competitive ability, the appeal of the RBOC brand to different market segments and the response of competitors. Some of the impact on Sprint may be offset by wholesale revenues from those RBOCs that choose to resell Sprint services.

As a result of competition, a number of carriers have combined. Sprint has raised concerns about some pending mergers (especially SBC Communications, Inc. and Ameritech Corporation, and GTE Corporation and Bell Atlantic Corporation) that appear to threaten competition. Federal regulators are closely scrutinizing these mergers.

- --------------------------------------------------------------------------------
Financial Strategies
- --------------------------------------------------------------------------------

Financial strategies are determined by Sprint on a centralized basis. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategies."

- --------------------------------------------------------------------------------
Year 2000 Issue
- --------------------------------------------------------------------------------

The "Year 2000" issue affects the FON Group's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures. The Year 2000 issue may also affect the systems and applications of the FON Group's customers, vendors, resellers or affiliates.

The FON Group started a program in 1996 to identify and address the Year 2000 issue. It has completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. The FON Group has also completed the renovation of these computer systems, network elements, other business systems and more than 90% of its software applications. Year 2000 testing began in the 1998 third quarter and will be completed during 1999. The FON Group is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The FON Group is also contacting others with whom it conducts business to receive the proper warranties and assurances that those third parties are, or will be, Year 2000 compliant.

The FON Group incurred approximately $140 million in 1998 for its Year 2000 compliance program and expects to incur approximately $110 million in 1999. If compliance is not achieved in a timely manner by the FON Group, its affiliates (including Global One) or any significant related third party, the Year 2000 issue could have a material adverse effect on the FON Group's operations. However, the FON Group is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue. The FON Group is developing and will implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance.

- --------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
- --------------------------------------------------------------------------------

See Note 13 of Notes to Combined Financial Statements for a discussion of a recently issued accounting pronouncement.

MANAGEMENT REPORT

Sprint Corporation's management is responsible for the integrity and objectivity of the information contained in this annex. Management is responsible for the consistency of reporting this information and for ensuring that generally accepted accounting principles are used.

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

The combined financial statements included in this annex have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted using generally accepted auditing standards and their report is included herein.

The Board of Director's responsibility for these combined financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent auditors, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal and independent auditors have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ W. T. Esrey
- --------------------------------------------------------------------------------
William T. Esrey
Chairman and Chief Executive Officer

/s/ Arthur B. Krause
- --------------------------------------------------------------------------------
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying combined balance sheets of the Sprint FON Group (as described in Note 2) as of December 31, 1998 and 1997, and the related combined statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint Corporation (Sprint). Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Sprint FON Group at December 31, 1998 and 1997, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 2, the combined financial statements of the Sprint FON Group should be read together with the audited consolidated financial statements of Sprint.

                                                               Ernst & Young LLP

Kansas City, Missouri
February 2, 1999

COMBINED STATEMENTS OF INCOME                                   Sprint FON Group
(in millions)

- --------------------------------------------------------------------------
Years Ended December 31,                    1998       1997       1996
- --------------------------------------------------------------------------
Net Operating Revenues                    $16,016.9  $14,873.9  $13,887.5
- --------------------------------------------------------------------------
Operating Expenses
  Costs of services and products            7,601.0    7,451.0    6,912.9
  Selling, general and administrative       3,741.0    3,226.7    3,115.9
  Depreciation and amortization             1,915.1    1,726.3    1,591.0
- --------------------------------------------------------------------------
  Total operating expenses                 13,257.1   12,404.0   11,619.8
- --------------------------------------------------------------------------
Operating Income                            2,759.8    2,469.9    2,267.7
Interest expense                             (317.8)    (210.8)    (196.7)
Equity in loss of Global One                 (186.0)    (162.1)     (82.1)
Other income, net                             218.1      164.1      115.3
- --------------------------------------------------------------------------
Income from continuing operations before
 income taxes                               2,474.1    2,261.1    2,104.2
Income taxes                                 (934.0)    (889.5)    (793.6)
- --------------------------------------------------------------------------
Income from Continuing Operations           1,540.1    1,371.6    1,310.6
Discontinued operation, net                     --         --        (2.6)
Extraordinary items, net                       (4.8)       --        (4.5)
- --------------------------------------------------------------------------
Net Income                                $ 1,535.3  $ 1,371.6  $ 1,303.5
                                                          ----------------



            See accompanying Notes to Combined Financial Statements.

COMBINED STATEMENTS OF COMPREHENSIVE INCOME                     Sprint FON Group
(in millions)

- -------------------------------------------------------------------------
Years Ended December 31,                      1998      1997      1996
- -------------------------------------------------------------------------
Net Income                                  $1,535.3  $1,371.6  $1,303.5
- -------------------------------------------------------------------------
Other Comprehensive Income
Unrealized holding gains on securities          28.0      11.7       4.6
Income tax expense                             (10.1)     (4.4)     (1.7)
- -------------------------------------------------------------------------
Net unrealized holding gains on securities      17.9       7.3       2.9
Foreign currency translation adjustments        (2.1)      9.4      (0.8)
- -------------------------------------------------------------------------
Total other comprehensive income                15.8      16.7       2.1
- -------------------------------------------------------------------------
Comprehensive Income                        $1,551.1  $1,388.3  $1,305.6
                                                            -------------




            See accompanying Notes to Combined Financial Statements.

COMBINED BALANCE SHEETS                                         Sprint FON Group
(in millions)

- ----------------------------------------------------------------------------
December 31,                                             1998       1997
- ----------------------------------------------------------------------------
Assets
  Current assets
    Cash and equivalents                               $   432.5  $   101.7
    Accounts receivable, net of allowance for doubtful
     accounts of $174.8 and $146.7                       2,384.3    2,495.6
    Inventories                                            349.7      352.0
    Prepaid expenses                                       199.4      156.2
    Notes and other receivables                            118.2      443.4
    Advances and loans to the PCS Group                    483.9       31.5
    Other                                                   74.1       56.9
- ----------------------------------------------------------------------------
    Total current assets                                 4,042.1    3,637.3
  Investments in equity securities                         489.2      303.0
  Property, plant and equipment
    Long distance division                               9,241.3    8,249.1
    Local division                                      14,858.5   14,034.5
    Other                                                1,056.2      740.0
- ----------------------------------------------------------------------------
    Total property, plant and equipment                 25,156.0   23,023.6
    Accumulated depreciation                           (12,692.0) (11,716.8)
- ----------------------------------------------------------------------------
    Net property, plant and equipment                   12,464.0   11,306.8
- ----------------------------------------------------------------------------
  Investments in and loans to the PCS Group                656.1      142.4
  Investments in and advances to other affiliates          645.0      459.1
  Other assets                                             978.4      731.9
- ----------------------------------------------------------------------------
  Total                                                $19,274.8  $16,580.5
                                                                 -----------
Liabilities and Group Equity
  Current liabilities
    Current maturities of long-term debt               $    33.3  $   131.0
    Accounts payable                                     1,283.7    1,082.3
    Accrued interconnection costs                          592.4      672.7
    Accrued taxes                                          346.5      270.7
    Advance billings                                       229.3      202.9
    Other                                                  808.2      659.6
- ----------------------------------------------------------------------------
    Total current liabilities                            3,293.4    3,019.2
  Long-term debt                                         4,682.8    3,748.6
  Deferred credits and other liabilities
    Deferred income taxes and investment tax credits       828.3      767.2
    Postretirement and other benefit obligations         1,064.1    1,036.2
    Other                                                  381.7      370.0
- ----------------------------------------------------------------------------
    Total deferred credits and other liabilities         2,274.1    2,173.4
  Group equity                                           9,024.5    7,639.3
- ----------------------------------------------------------------------------
  Total                                                $19,274.8  $16,580.5
                                                                 -----------


            See accompanying Notes to Combined Financial Statements.

COMBINED STATEMENTS OF CASH FLOWS                               Sprint FON Group
(in millions)

- ---------------------------------------------------------------------------
Years Ended December 31,                       1998       1997      1996
- ---------------------------------------------------------------------------
Operating Activities
Net income                                   $ 1,535.3  $1,371.6  $1,303.5
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Equity in net losses of affiliates             237.5     184.1      81.9
  Extraordinary items, net                         0.7       --        4.9
  Depreciation and amortization                1,915.1   1,726.3   1,591.0
  Deferred income taxes and investment tax
   credits                                        64.9     (10.0)    (74.5)
  Net (gains) losses on sales of assets         (103.8)    (93.2)      7.5
  Changes in assets and liabilities:
    Accounts receivable, net                     102.2    (127.0)   (982.1)
    Inventories and other current assets         (18.8)    (91.5)     15.7
    Accounts payable and other current
     liabilities                                 346.7     (39.6)    362.0
    Affiliate receivables and payables           (83.5)      --        --
    Noncurrent assets and liabilities, net       (24.2)    (19.7)    (25.5)
  Other, net                                      (0.8)      5.8     (17.2)
- ---------------------------------------------------------------------------
Net cash provided by operating activities      3,971.3   2,906.8   2,267.2
- ---------------------------------------------------------------------------
Investing Activities
Capital expenditures                          (3,159.2) (2,708.9) (2,433.6)
Investments in and loans to Sprint PCS          (153.6)   (300.4)   (263.5)
Advances to the PCS Group                       (338.1)      --        --
Equity transfers from (to) the PCS Group         340.0    (547.5)   (245.2)
Investments in and loans to other
 affiliates, net                                (503.6)   (385.5)    (81.4)
Paranet acquisition                                --     (375.0)      --
Proceeds from sales of assets                    230.0     292.3       2.1
Other, net                                       (55.2)     (2.3)     42.4
- ---------------------------------------------------------------------------
Net cash used by continuing operations        (3,639.7) (4,027.3) (2,979.2)
Repayment by cellular division of
 intercompany advances                             --        --    1,400.0
Net cash used by cellular division                 --        --     (140.7)
- ---------------------------------------------------------------------------
Net cash used by investing activities         (3,639.7) (4,027.3) (1,719.9)
- ---------------------------------------------------------------------------
Financing Activities
Proceeds from long-term debt                   1,059.3     866.5       9.4
Payments on long-term debt                      (387.9)   (135.0)   (433.1)
Net change in short-term borrowings                --     (200.0) (1,986.8)
Dividends paid                                  (430.3)   (430.0)   (419.6)
Other net change in group equity                (315.2)   (144.5)  3,254.1
Other, net                                        73.3     114.6      55.1
- ---------------------------------------------------------------------------
Net cash provided (used) by financing
 activities                                       (0.8)     71.6     479.1
- ---------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents      330.8  (1,048.9)  1,026.4
Cash and Equivalents at Beginning of Year        101.7   1,150.6     124.2
- ---------------------------------------------------------------------------
Cash and Equivalents at End of Year          $   432.5  $  101.7  $1,150.6
                                                           ----------------


            See accompanying Notes to Combined Financial Statements.

NOTES TO COMBINED FINANCIAL STATEMENTS                          Sprint FON Group

- --------------------------------------------------------------------------------
1. PCS Restructuring and Recapitalization
- --------------------------------------------------------------------------------

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom S.A. (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless personal communication services (PCS) operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

- --------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies
- --------------------------------------------------------------------------------

Basis of Combination and Presentation

The combined FON Group financial statements, together with the combined PCS Group financial statements, include all the accounts in Sprint's consolidated financial statements. The combined financial statements for each Group were prepared on a basis that management believes is reasonable and proper and include:

  . the combined historical balance sheets, results of operations and cash flows for each of the Groups, with all significant intragroup amounts and transactions eliminated,

  . an allocation of Sprint's debt, including the related effects on results of operations and cash flows, and

  .  an allocation of corporate overhead after the PCS Restructuring date.

The FON Group entities are commonly controlled companies. Transactions between the PCS Group and the FON Group have not been eliminated in the combined financial statements of either Group.

The FON Group combined financial statements provide FON shareholders with financial information about the FON Group operations. Investors in FON stock and PCS stock are Sprint shareholders and are subject to risks related to all of Sprint's businesses, assets and liabilities. Sprint retains ownership and control of the assets and operations of each Group (subject to a minority interest in Cox PCS). Financial effects of either Group that affect Sprint's results of operations or financial condition could affect the results of operations, financial position or market price of the other Group's stock. Net losses of either Group, and dividends or distributions on, or repurchases of, PCS stock or FON stock will reduce Sprint funds legally available for dividends on both Groups' stock. As a result, the FON Group combined financial statements should be read along with Sprint's consolidated financial statements and the PCS Group's combined financial statements.

The FON Group combined financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or group equity as previously reported.

Investments in entities in which the FON Group exercises significant influence, but does not control, are accounted for using the equity method (see Note 3).

Classification of Operations

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network using state-of-the-art fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services. It also provides integration management and support services for computer networks.

Local Division

The local division consists of regulated local phone companies serving more than 7.6 million access lines in 18 states. It provides local services, access by phone customers and other carriers to its local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or local access transport areas. In early November 1998, Sprint sold its remaining 81,000 residential and business access lines in Illinois.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint ION extends Sprint's existing advanced network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for data, Internet, and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the FON Group's investment in Global One. Sprint is a 1/3 partner in Global One's operating group serving Europe (excluding France and Germany) and is a 50% partner in Global One's operating group for the worldwide activities outside the United States and Europe. The segment also includes the FON Group's investments in EarthLink Network, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of these investments are accounted for on the equity basis.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other methods to estimate the assignment of costs to each Group.

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provides for the allocation of income taxes between the two Groups. The FON Group's income taxes are calculated as if it files returns which exclude the PCS Group. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority. During 1998, the FON Group accrued income taxes payable to the PCS Group in accordance with the tax sharing agreement totaling $191 million.

Allocation of Group Financing

Financing activities for the Groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the Groups is specifically allocated to and reflected in the financial statements of the applicable Group. Interest expense is allocated to the PCS Group based on an interest rate that is largely equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense.

Under Sprint's centralized cash management program, one Group may advance funds to the other Group. These advances are accounted for as short-term borrowings between the Groups and bear interest at a market rate that is substantially equal to the rate that Group would be able to obtain from third parties on a short-term basis.

Income Taxes

The FON Group records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition

The FON Group recognizes operating revenues as services are rendered or as products are delivered to customers. The FON Group records operating revenues net of an estimate for uncollectible accounts.

Cash and Equivalents

Cash and equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances for the FON Group were included in accounts payable. These amounts totaled $263 million at year-end 1998 and $214 million at year-end 1997. The FON Group had sufficient funds available to fund these outstanding checks when they were presented for payment.

Investments in Debt and Equity Securities

Investments in debt and equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding gains and losses are reflected as adjustments to "Group equity," net of related income taxes.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out method) or market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

Capitalized Interest

The FON Group capitalized interest costs related to constructing capital assets of $42 million in 1998, $23 million in 1997 and $8 million in 1996. In addition, Sprint capitalized interest costs related to the PCS Group's network buildout. This capitalized interest totaled $61 million for 1998 and $24 million for 1997 and was contributed to, and will be amortized by, the PCS Group. Sprint also capitalized interest costs related to its investment in Sprint PCS until July 1997 when Sprint PCS emerged from the development stage. This capitalized interest, totaling $46 million in 1997 and $96 million in 1996, was contributed to, and is being amortized by, the PCS Group.

Earnings per Share

As a result of the Recapitalization, earnings per share for the FON Group has been calculated based on the Group's income from November 1998 through year-end 1998. It was not calculated on a Group basis in prior years because the FON stock was not part of Sprint's capital structure at that time. During this 1998 period, the FON Group's convertible preferred dividends totaled $0.1 million, and dilutive securities (mainly options) totaled 6.9 million shares.

The FON Group's earnings per common share after the Recapitalization date was as follows:

- -----------------------------------------------------
                                            1998
- -----------------------------------------------------
                                        (in millions,
                                         except per
                                         share data)
Earnings applicable to common stock     $       118.3
                               ----------------------
Diluted earnings per common share       $        0.27
                               ----------------------
Diluted weighted average common shares          434.5
                               ----------------------
Basic earnings per common share         $        0.28
                               ----------------------
Basic weighted average common shares            427.6
                               ----------------------

Stock-based Compensation

The FON Group participates in the incentive-based stock option plans and employee stock purchase plans administered by Sprint for executives and other employees. Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans. Had the FON Group applied SFAS 123, pro forma net income would have been $103 million from the Recapitalization date through year-end 1998. See Note 9 of Sprint's Notes to Consolidated Financial Statements for more information about Sprint's stock-based compensation and the FON Group's pro forma net income.

In 1997, Sprint granted performance-based stock options to certain key executives. In 1998, the FON Group expensed $14 million related to these performance-based stock options.

- --------------------------------------------------------------------------------
3. Investments
- --------------------------------------------------------------------------------

Investments in Equity Securities

The cost of investments in equity securities was $105 million at year-end 1998 and 1997. Gross unrealized holding gains were $384 million at year-end 1998 and $198 million at year-end 1997.

Investments in and Advances to Other Affiliates

At year-end 1998, investments accounted for using the equity method consisted of the FON Group's investments in Global One, Call-Net, EarthLink and other strategic investments. Combined, summarized financial information (100% basis) of these entities and others accounted for using the equity method was as follows:

- ------------------------------------------------------
                           1998      1997      1996
- ------------------------------------------------------
                               (in millions)
Results of operations
 Net operating revenues  $2,386.1  $1,939.6  $1,725.4
                  ------------------------------------
 Operating loss          $ (396.4) $ (780.7) $ (421.3)
                  ------------------------------------
 Net loss                $ (695.9) $ (826.1) $ (362.0)
                  ------------------------------------
Financial position
 Current assets          $1,748.0  $2,999.2
 Noncurrent assets        3,089.1   4,221.0
  ----------------------------------------------
 Total                   $4,837.1  $7,220.2
                  --------------------
 Current liabilities     $1,838.3  $2,073.2
 Noncurrent liabilities   1,007.6   2,070.3
 Owners' equity           1,991.2   3,076.7
  ----------------------------------------------
 Total                   $4,837.1  $7,220.2
                  --------------------

The FON Group's investment in Global One, including advances, totaled $182 million at year-end 1998 and $93 million at year-end 1997. At year-end 1998, Sprint's share of underlying equity in Global One's net assets exceeded the carrying value of its related investment by $100 million. This difference is being amortized on a straight-line basis through January 2001.

- --------------------------------------------------------------------------------
4. Employee Benefit Plans
- --------------------------------------------------------------------------------

Defined Benefit Pension Plan

Most FON Group employees are covered by a noncontributory defined benefit pension plan. Benefits for plan participants belonging to unions are based on negotiated schedules. For non-union participants, pension benefits are based on years of service and the participants' compensation.

Sprint's policy is to make annual plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement.

The following table shows the changes in the projected benefit obligation:

- --------------------------------------
                     1998      1997
- --------------------------------------
                     (in millions)
Beginning balance  $2,240.9  $1,967.0
Service cost           71.7      61.7
Interest cost         165.0     148.9
Amendments              9.7      14.7
Actuarial gain        202.2     151.9
Benefits paid        (110.1)   (103.3)
- --------------------------------------
Ending balance     $2,579.4  $2,240.9
                         -------------

The following table shows changes in plan assets:

- -------------------------------------------------
                                1998      1997
- -------------------------------------------------
                                (in millions)
Beginning balance             $2,929.4  $2,584.2
Actual return on plan assets     350.0     448.5
Benefits paid                   (110.1)   (103.3)
- -------------------------------------------------
Ending balance                $3,169.3  $2,929.4
                         ------------------------


At year-end, the funded status and amounts recognized in the Combined Balance Sheets for the plan were as follows:

- --------------------------------------------------------------------------
                                                            1998    1997
- --------------------------------------------------------------------------
                                                           (in millions)
Plan assets in excess of the projected benefit obligation  $589.9  $688.5
Unrecognized net gains                                     (375.3) (496.4)
Unrecognized prior service cost                             104.3   105.4
Unamortized transition asset                                (97.1) (122.1)
- --------------------------------------------------------------------------
Prepaid pension cost                                       $221.8  $175.4
                           -----------------------------------------------
Discount rate                                                7.00%   7.25%
                           -----------------------------------------------
Expected blended rate of future pay raises                   4.00%   4.25%
                           -----------------------------------------------

The net pension cost (credit) consisted of the following:

- -------------------------------------------------------------------------
                                                   1998    1997    1996
- -------------------------------------------------------------------------
                                                     (in millions)
Service cost--benefits earned during the year     $ 71.7  $ 61.7  $ 65.4
Interest on projected benefit obligation           165.0   148.9   138.5
Expected return on plan assets                    (265.2) (194.2) (181.2)
Amortization of unrecognized transition asset      (25.0)  (25.0)  (25.0)
Recognition of prior service cost                   10.9     9.6     9.0
Recognition of actuarial (gains) and losses         (3.8)    1.1     3.6
- -------------------------------------------------------------------------
Net pension cost (credit)                         $(46.4) $  2.1  $ 10.3
                      ---------------------------------------------------
Discount rate                                       7.25%   7.75%   7.25%
                      ---------------------------------------------------
Expected long-term rate of return on plan assets   10.00%   9.50%   9.50%
                      ---------------------------------------------------
Expected blended rate of future pay raises          4.25%   4.75%   4.25%
                      ---------------------------------------------------

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of non-union employees in FON and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Board of Directors, provide additional matching contributions based on the performance of FON and PCS stock compared to other telecommunications companies' stock. Sprint's matching contributions were $54 million in 1998 and 1997 and $56 million in 1996. At year-end 1998, the plans held 16.7 million FON shares and
10.4 million PCS shares.

Postretirement Benefits

Sprint provides postretirement benefits (principally medical and life insurance benefits) to most FON Group employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

The following table shows the changes in the accumulated postretirement benefit obligation:

- ----------------------------------
                    1998    1997
- ----------------------------------
                   (in millions)
Beginning balance  $832.2  $815.0
Service cost         20.2    20.8
Interest cost        57.8    52.3
Actuarial gains      (6.3)  (31.6)
Benefits paid       (40.2)  (24.3)
- ----------------------------------
Ending balance     $863.7  $832.2
                           -------

Amounts included in the Combined Balance Sheets at year-end were as follows:

- ------------------------------------------------------------------
                                                 1998      1997
- ------------------------------------------------------------------
                                                 (in millions)
Accumulated postretirement benefit obligation  $  863.7  $  832.2
Unrecognized prior service cost                    60.8       5.4
Unrecognized net gains                            124.7     190.0
- ------------------------------------------------------------------
Accrued postretirement benefits cost           $1,049.2  $1,027.6
                         -----------------------------------------
Discount rate                                      7.00%     7.25%
                         -----------------------------------------

The assumed 1999 annual health care cost trend rates are 7.6% before Medicare eligibility and 8.1% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2005. A 1% increase in the rates would have increased the 1998 accumulated postretirement benefit obligation by an estimated $111 million. A 1% decrease would have reduced the obligation by an estimated $91 million.

The net postretirement benefits cost consisted of the following:

- -------------------------------------------------------------------------------
                                                           1998   1997   1996
- -------------------------------------------------------------------------------
                                                             (in millions)
Service cost--benefits earned during the year              $20.2  $20.8  $21.7
Interest on accumulated postretirement benefit obligation   57.8   52.3   49.9
Recognition of prior service cost                           (6.2)  (0.4)  (0.4)
Recognition of actuarial gains                             (20.6) (19.0) (13.3)
- -------------------------------------------------------------------------------
Net postretirement benefits cost                           $51.2  $53.7  $57.9
                       --------------------------------------------------------
Discount rate                                               7.25%  7.75%  7.25%
                       --------------------------------------------------------

For measurement purposes, the assumed 1998 weighted average annual health care cost trend rates were 8.4% before Medicare eligibility and 8.5% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2005. A 1% increase in the rates would have increased the 1998 postretirement benefits service and interest costs by an estimated $13 million. A 1% decrease would have reduced the 1998 postretirement benefits service and interest costs by an estimated $10 million.

- --------------------------------------------------------------------------------
5. Income Taxes
- --------------------------------------------------------------------------------

Income tax expense allocated to continuing operations consisted of the following:

- -------------------------------------------------------------
                                        1998   1997    1996
- -------------------------------------------------------------
                                          (in millions)
Current income tax expense
 Federal                               $794.6 $800.0  $778.2
 State                                   74.5   99.5    89.9
- -------------------------------------------------------------
Total current                           869.1  899.5   868.1
- -------------------------------------------------------------
Deferred income tax expense (benefit)
  Federal                                43.3  (16.5)  (93.2)
  State                                  21.6    6.5    18.7
- -------------------------------------------------------------
Total deferred                           64.9  (10.0)  (74.5)
- -------------------------------------------------------------
Total                                  $934.0 $889.5  $793.6
                     ----------------------------------------

The differences that caused the FON Group's effective income tax rates to vary from the 35% federal statutory rate were as follows:

- -----------------------------------------------------------------------------
                                                       1998    1997    1996
- -----------------------------------------------------------------------------
                                                         (in millions)
Income tax expense at the federal statutory rate      $865.9  $791.4  $736.5
Effect of:
 State income taxes, net of federal income tax effect   62.4    68.9    70.6
 Equity in losses of foreign joint ventures             13.1    36.4     8.6
 Other, net                                             (7.4)   (7.2)  (22.1)
- -----------------------------------------------------------------------------
Income tax expense                                    $934.0  $889.5  $793.6
                     --------------------------------------------------------
Effective income tax rate                               37.8%   39.3%   37.7%
                     --------------------------------------------------------

Income tax expense (benefit) allocated to other items was as follows:

- ------------------------------------------------------------------------------
                                                         1998   1997    1996
- ------------------------------------------------------------------------------
                                                           (in millions)
Discontinued operation                                   $ --   $ --   $  7.0
Extraordinary items                                       (3.0)   --     (2.9)
Unrealized holding gains on investments(/1/)              10.1    4.4     1.7
Stock ownership, purchase and options arrangements(/1/)  (49.0) (26.2)  (14.1)
- ------------------------------------------------------------------------------

(/1/)These amounts have been recorded directly to "Group equity."

The FON Group recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1998 and 1997, along with the income tax effect of each, were as follows:

- -------------------------------------------------------------------
                                         1998 Deferred Income Tax
                                         --------------------------
                                          Assets      Liabilities
- -------------------------------------------------------------------
                                              (in millions)
Property, plant and equipment            $       --   $     1,402.1
Postretirement and other benefits              418.8            --
Reserves and allowances                        149.2            --
Unrealized holding gains on investments          --            71.8
Other, net                                     116.8            --
- -------------------------------------------------------------------
                                               684.8        1,473.9
Less valuation allowance                         3.6            --
- -------------------------------------------------------------------
Total                                    $     681.2  $     1,473.9
                      ---------------------------------------------

- -------------------------------------------------------------------
                                         1997 Deferred Income Tax
                                         --------------------------
                                          Assets      Liabilities
- -------------------------------------------------------------------
                                              (in millions)
Property, plant and equipment            $       --   $     1,278.0
Postretirement and other benefits              376.1            --
Reserves and allowances                        103.1            --
Unrealized holding gains on investments          --            61.7
Other, net                                     155.2            --
- -------------------------------------------------------------------
                                               634.4        1,339.7
Less valuation allowance                        11.8            --
- -------------------------------------------------------------------
Total                                    $     622.6  $     1,339.7
                      ---------------------------------------------

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

The valuation allowance related to deferred income tax assets decreased $8 million in 1998 and $2 million in 1997 and $4 million in 1996.

At year-end 1998, the FON Group had available for income tax purposes $4 million of state alternative minimum tax credit carryforwards to offset state income tax payable in future years. In addition, the FON Group had state operating loss carryforwards of $426 million. The tax benefits related to these loss carryforwards are $11 million, which expire in varying amounts through 2018.

- --------------------------------------------------------------------------------
6. Long-term Debt and Capital Lease Obligations
- --------------------------------------------------------------------------------

Sprint's consolidated long-term debt at year-end was as follows:

- ----------------------------------------------------------------------------
                                                     1998
                                   -----------------------------------------
                                    Sprint    Sprint
                        Maturing   FON Group PCS Group Consolidated   1997
- ----------------------------------------------------------------------------
                                                 (in millions)
Senior notes
  5.7% to 6.9%(/1/)   2003 to 2028 $1,059.4  $3,940.6    $5,000.0   $    --
  8.1% to 9.8%        1998 to 2003    632.3       --        632.3      675.3
  11.0% to 12.5%(/2/)     2006          --      698.6       565.5        --
Debentures and notes
  5.8% to 9.6%        2000 to 2022    564.5       --        564.5      587.0
Notes payable and
 commercial paper         --          745.8       --        745.8      866.5
First mortgage bonds
  2.0% to 9.9%        1998 to 2025  1,312.0       --      1,312.0    1,468.4
Capital lease
 obligations
  5.3% to 7.5%        1998 to 2006     31.7     452.0       483.7       35.3
Revolving credit
 facilities
  Variable rates      2005 to 2006      --    1,800.0     1,800.0        --
Other(/2/),(/3/)
  2.0% to 10.0%       1998 to 2007    370.4   1,029.8     1,085.5      247.1
- ----------------------------------------------------------------------------
                                    4,716.1   7,921.0    12,189.3    3,879.6
Less: current
 maturities(/2/)                       33.3     348.3       246.9      131.0
- ----------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations                       $4,682.8  $7,572.7   $11,942.4   $3,748.6
                                                ----------------------------

(/1/These)borrowings were incurred by Sprint and allocated to the applicable
    Group. At year-end 1998, Sprint's weighted average interest rate related to these borrowings was 6.4%. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.5%. See Note 2 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/Consolidated)debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. At year-end 1998, the FON Group had an investment in the PCS Group's Senior Discount notes totaling $133 million. In addition, the PCS Group had other long-term debt payable to the FON Group totaling $315 million, including $135 million classified as current at year-end 1998.

(/3/Includes)$358 million of notes recorded by the FON Group that may be exchanged at maturity for SBC Communications, Inc. (SBC) common shares owned by the FON Group or for cash. Based on SBC's closing price, had the notes matured at year-end 1998, they could have been exchanged for
    6.6 million SBC shares. At year-end 1998, Sprint held 7.6 million SBC shares, which have been included in "Investments in equity securities" in the FON Group's Combined Balance Sheets.

Long-term debt maturities, excluding reclassified short-term borrowings, during each of the next five years are as follows:

- ------------------------------
      Sprint  Sprint
       FON     PCS
      Group   Group    Sprint
- ------------------------------
           (in millions)
1999  $ 33.3 $  348.3 $  246.9
2000   864.0    175.3  1,039.3
2001    41.1    407.1    217.0
2002   353.0    357.3    710.3
2003   774.8  1,115.0  1,889.8
- ------------------------------

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $454 million at year-end 1998 and $618 million at year-end 1997. In addition, Sprint had commercial paper borrowings totaling $292 million at year-end 1998 and $249 million at year-end 1997. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis.

In 1998, Sprint replaced its previous $1.5 billion credit facility with new facilities with syndicates of domestic and international banks. The new facilities totaled $5.0 billion and expire in 1999 and 2003. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility. At year-end 1998, Sprint had total unused lines of credit of $4.8 billion.

Bank notes outstanding had weighted average interest rates of 5.7% at year-end 1998 and 6.1% at year-end 1997. The weighted average interest rate of commercial paper was 5.8% at year-end 1998 and 6.8% at year-end 1997.

Long-term Debt

In October 1998, Sprint filed a shelf registration statement with the Securities and Exchange Commission for $8.0 billion of debt securities. This replaced Sprint's previous shelf registration of $1.0 billion. In November 1998, Sprint issued $5.0 billion under the new shelf. Sprint allocated these borrowings to the Groups, and the related proceeds were mainly used to repay existing debt. See Note 2 for a more detailed description of how Sprint allocates debt to the Groups.

Sprint FON Group

In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of FON Group debt with interest rates ranging from 7.9% to 9.3%. This resulted in a $5 million after-tax extraordinary loss. In 1996, Sprint also redeemed, prior to scheduled maturities, $190 million of FON Group debt with interest rates ranging from 6.0% to 9.5%. This resulted in a $5 million after-tax extraordinary loss.

FON Group property, plant and equipment totaling $13.9 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Other

Sprint, including the FON Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1998.

- --------------------------------------------------------------------------------
7. Group Equity
- --------------------------------------------------------------------------------

- -----------------------------------------------------------------
                                      1998      1997      1996
- -----------------------------------------------------------------
                                          (in millions)
Beginning balance                   $7,639.3  $7,332.3  $3,676.9
Net income                           1,535.3   1,371.6   1,303.5
Dividends                             (431.1)   (429.5)   (421.0)
Equity issued                          164.5      65.0   3,764.0
Equity repurchased                    (283.1)   (144.5)   (407.2)
Spinoff of cellular division             --        --     (260.2)
Contributions to the PCS Group        (146.4) (1,052.1)   (478.3)
Equity transfer from the PCS Group     460.4     434.7     136.8
Other comprehensive income              15.8      16.7       2.1
Other, net                              69.8      45.1      15.7
- -----------------------------------------------------------------
Ending balance                      $9,024.5  $7,639.3  $7,332.3
                  -----------------------------------------------

- --------------------------------------------------------------------------------
8. Commitments and Contingencies
- --------------------------------------------------------------------------------

Litigation, Claims and Assessments

FON shareholders are subject to all of the risks related to an investment in Sprint and the FON Group, including the effects of any legal proceedings and claims against the PCS Group.

In December 1996, an arbitration panel entered a $61 million award in favor of Network 2000 Communications Corporation on its breach of contract claim against Sprint. The arbitrators directed Sprint to pay 50% of this award to Network 2000. The remainder was directed to be paid to the Missouri state court in which a proposed class action by Network 2000's independent marketing representatives against Network 2000 and Sprint is pending.

In June 1997, the FON Group recorded additional expense of $20 million. This charge related to the settlement of both the class action lawsuit against Sprint and Network 2000 and the related claims of Network 2000 against Sprint. In June 1998, the court approved the class action settlement; however, a small number of potential class members chose not to be a part of that settlement and have filed a separate lawsuit asserting their individual claims. Some potential class members have appealed the approval of the settlement, which has delayed final approval.

Other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to the FON Group's combined financial statements.

Operating Leases

The FON Group's minimum rental commitments at year-end 1998 for all noncancelable operating leases, consisting mainly of leases for data processing equipment and real estate, are as follows:

- -------------------------
            (in millions)
1999           $373.7
2000            276.8
2001            184.9
2002            126.7
2003             95.5
Thereafter      226.6
- -------------------------

The FON Group's gross rental expense totaled $474 million in 1998, $406 million in 1997 and $401 million in 1996. Rental commitments for subleases, contingent rentals and executory costs were not significant.

- --------------------------------------------------------------------------------
9. Financial Instruments
- --------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of the FON Group's financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values the FON Group could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 1998 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1998 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of the FON Group's financial instruments at year-end were as follows:

- -----------------------------------------------------------------
                                                     1998
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
- -----------------------------------------------------------------
                                                 (in millions)
Cash and equivalents                          $  432.5  $  432.5
Investment in affiliate debt securities          164.6     164.6
Investments in equity securities                 489.2     489.2
Long-term debt and capital lease obligations   4,716.1   5,107.7
- -----------------------------------------------------------------
- -----------------------------------------------------------------
                                                     1997
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
- -----------------------------------------------------------------
                                                 (in millions)
Cash and equivalents                             101.7     101.7
Investment in affiliate debt securities          142.4     142.4
Investments in equity securities                 303.0     303.0
Long-term debt and capital lease obligations   3,879.6   4,155.8
- -----------------------------------------------------------------

The carrying values of the FON Group's cash and equivalents approximate fair value at year-end 1998 and 1997. The estimated fair value of investments in debt and equity securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved.

Concentrations of Credit Risk

The FON Group's accounts receivable are not subject to any concentration of credit risk.

Interest Rate Swap Agreements

In 1998, Sprint deferred losses from interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. These losses were allocated to the FON Group and the PCS Group. The FON Group's share of these deferred losses totaled $16 million and will be amortized to interest expense using the effective interest method over the term of the debt. There were no deferred gains or losses related to any terminated interest rate swap agreements at year-end 1997 or 1996.

- --------------------------------------------------------------------------------
10. Paranet Acquisition
- --------------------------------------------------------------------------------

In September 1997, Sprint paid $375 million to purchase the net assets of Houston-based Paranet, Inc., a provider of integration, management and support services for computer networks.

The transaction was accounted for using the purchase method of accounting. As a result, the FON Group's combined financial statements reflect Sprint Paranet's results of operations beginning in October 1997.

The excess of the purchase price over the tangible net assets acquired was $357 million. This excess was allocated to noncompete agreements and goodwill, and is being amortized on a straight-line basis over four to 10 years.

- --------------------------------------------------------------------------------
11. Spinoff of Cellular Division
- --------------------------------------------------------------------------------

Sprint completed the tax-free spinoff of Cellular to Sprint common shareholders in 1996. To complete the spinoff, Sprint distributed all Cellular common shares at a rate of one share for every three Sprint common shares held. In addition, Cellular repaid $1.4 billion of its intercompany debt owed to Sprint. Sprint also contributed to Cellular's equity capital $185 million of debt owed by Cellular in excess of the amount repaid.

Cellular's 1996 net operating results through the spinoff date, as summarized below, were separately classified as a discontinued operation in the Combined Statements of Income. Interest expense was allocated to Cellular based on the assumed repayment of intercompany debt to Sprint by Cellular. The operating expenses as presented below do not include Cellular's share of Sprint's general corporate overhead expenses. These expenses, totaling $2 million in 1996, were reallocated to the FON Group's other operating entities.

- ------------------------------------------
                             (in millions)
Net operating revenues          $190.2
Operating expenses               156.0
- ------------------------------------------
Operating income                  34.2
Interest expense                 (21.5)
Other expense, net                (8.3)
- ------------------------------------------
Income before income taxes         4.4
Income taxes                      (7.0)
- ------------------------------------------
Loss from cellular division     $ (2.6)
                                ----------

- --------------------------------------------------------------------------------
12. Additional Financial Information
- --------------------------------------------------------------------------------

Segment Information

In 1998, Sprint adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

The FON Group operates in five business segments, based on services and products: the long distance division, the local division, the product distribution and directory publishing businesses, activities to develop and deploy Sprint IONSM and other ventures.

Industry segment financial information was as follows:

- ------------------------------------------------------------------------------------------------------
                                               Product                           Corporate
                           Long              Distribution                           and      Sprint
                         Distance   Local    & Directory  Sprint       Other       Elim-       FON
                         Division  Division   Publishing  ION(SM)  Ventures(/1/) inations     Group
- ------------------------------------------------------------------------------------------------------
                                                      (in millions)
1998
Net operating revenues   $9,910.9  $5,371.4    $1,683.1   $   --      $  --      $ (948.5)  $16,016.9
Intercompany revenues       137.3     207.4       711.5       --         --        (948.5)      107.7
Depreciation and
 amortization               882.2     958.7        12.9       4.7        7.2         49.4     1,915.1
Operating expenses        8,544.1   3,964.4     1,452.2     143.1       39.9       (886.6)   13,257.1
Operating income (loss)   1,366.8   1,407.0       230.9    (143.1)     (39.9)       (61.9)    2,759.8
Operating margin             13.8%     26.2%       13.7%       NM         NM          --         17.2%
Capital expenditures      1,363.8   1,374.4         8.7     154.3        --         258.0     3,159.2
Total assets              6,445.1   7,044.4       726.7     199.4      446.0      4,413.2    19,274.8
1997
Net operating revenues   $8,994.0  $5,293.9    $1,454.3   $   --      $  --      $ (868.3)  $14,873.9
Intercompany revenues         3.3     294.5       570.5       --         --        (868.3)        --
Depreciation and
 amortization               727.0     935.5         8.2       2.2        9.4         44.0     1,726.3
Operating expenses        7,968.7   3,903.2     1,274.4       5.2       83.8       (831.3)   12,404.0
Operating income (loss)   1,025.3   1,390.7       179.9      (5.2)     (83.8)       (37.0)    2,469.9
Operating margin             11.4%     26.3%       12.4%       NM         NM          --         16.6%
Capital expenditures      1,223.2   1,270.0        10.5      45.8       17.1        142.3     2,708.9
Total assets              6,828.2   7,933.0       601.4      49.8      228.0        940.1    16,580.5
1996
Net operating revenues   $8,302.1  $5,127.0    $1,225.4   $   --      $  --      $ (767.0)  $13,887.5
Intercompany revenues        30.9     410.2       325.9       --         --        (767.0)        --
Depreciation and
 amortization               633.3     909.6         7.2       --         --          40.9     1,591.0
Operating expenses        7,390.6   3,792.3     1,123.8       --        48.6       (735.5)   11,619.8
Operating income (loss)     911.5   1,334.7       101.6       --       (48.6)       (31.5)    2,267.7
Operating margin             11.0%     26.0%        8.3%      --          NM          --         16.3%
Capital expenditures      1,139.8   1,149.7         9.4       --        36.7         98.0     2,433.6
Total assets              6,199.3   7,690.8       487.0       --       148.9      1,129.4    15,655.4

NM = Not meaningful

(/1/The)"other ventures" segment's equity in losses of affiliates totaled $237 million in 1998, $172 million in 1997 and $87 million in 1996.

Supplemental Cash Flows Information

The FON Group's cash paid for interest and income taxes was as follows:

- ------------------------------------------------------------
                                         1998   1997   1996
- ------------------------------------------------------------
                                           (in millions)
Interest (net of capitalized interest)
 Continuing operations                  $216.7 $197.9 $212.1
                      --------------------------------------
 Cellular division                      $  --  $  --  $ 21.5
                      --------------------------------------
Income taxes                            $327.5 $365.8 $695.3
                      --------------------------------------

Noncash activities for the FON Group consisted of the following:

- ---------------------------------------------------------------------------
                                                          1998  1997  1996
- ---------------------------------------------------------------------------
                                                           (in millions)
Noncash activity in Group equity                         $144.1 $31.4 $79.3
                       ----------------------------------------------------
Capital lease obligations                                $  --  $30.1 $ --
                       ----------------------------------------------------
Net book value of assets and liabilities contributed to
 Global One                                              $  --  $ --  $73.3
                       ----------------------------------------------------

Intergroup Investments and Transactions

Sprint FON Group Investments in the Sprint PCS Group

The following table reflects the FON Group's noncurrent investments in the PCS Group, which have been eliminated in Sprint's consolidated financial statements:

- --------------------------------------------
                                1998   1997
- --------------------------------------------
                               (in millions)
Preferred intergroup interest  $279.2 $  --
Long-term loans                 180.0    --
Investment in debt securities   164.6  142.4
Common intergroup interest       32.3    --
- --------------------------------------------
Total                          $656.1 $142.4
                           -----------------

Preferred Intergroup Interest

The FON Group provided Sprint PCS and the PCS Group with interim financing from the date the PCS Restructuring agreement was signed in May 1998 until it was completed in November 1998. As part of the PCS Restructuring, Sprint converted this financing, totaling $279 million, into an intergroup interest representing
0.3 million shares of 10-year PCS preferred stock convertible into a PCS common intergroup interest.

Long-term Loans

Sprint provided Sprint PCS with additional interim financing of $180 million from May 1998 through November 1998.

Investment in Debt Securities

In 1996, Sprint purchased $183 million (face value) of Sprint PCS Senior Discount notes for $100 million.

Common Intergroup Interest

The FON Group holds a 1% intergroup interest in the PCS Group. This interest represents 4.5 million notional PCS shares, and includes 2.7 million shares held in treasury by the FON Group. These shares do not carry any vote.

The FON Group's 1% share of the PCS Group's net loss since the date of the PCS Restructuring totaled $6.1 million and was included in "Other income, net" in the Combined Statements of Income.

Intergroup Interest Income

The FON Group earned intergroup interest income of $92 million in 1998 and $24 million in 1997 related to loans and advances to the PCS Group. See Note 2 for a more detailed description of how Sprint allocates interest expense to each of the Groups.

Related Party Transactions

Global One

The FON Group provided various voice, data and administrative services to Global One totaling $277 million in 1998, $415 million in 1997 and $361 million in 1996. In addition, Global One provided data and administrative services to the FON Group totaling $140 million in 1998, $114 million in 1997 and $130 million in 1996. The FON Group's receivable from Global One was $187 million at year-end 1998 and $154 million at year-end 1997. The FON Group's payable to Global One was $42 million at year-end 1998 and $104 million at year-end 1997.

Sprint PCS

The following discussion reflects related party transactions between Sprint and Sprint PCS prior to the PCS Restructuring:

Sprint provided Sprint PCS with invoicing and operator services, and switching equipment. Sprint PCS is also using the long distance division as its interexchange carrier. Charges to Sprint PCS for these services totaled $125 million in 1998, $61 million in 1997 and $1 million in 1996.

Sprint provided management, printing, mailing and warehousing services to Sprint PCS. Charges to Sprint PCS for these services totaled $30 million in 1998, $11 million in 1997, and $12 million in 1996.

Sprint had a vendor financing loan to Sprint PCS for $300 million at year-end 1997 which was repaid in 1998. Sprint also had advances to Sprint PCS of $114 million in 1998 and $21 million in 1997 which will be repaid in the 1999 first quarter.

- --------------------------------------------------------------------------------
13. Recently Issued Accounting Pronouncement
- --------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting. When adopted in January
2000, this statement is not expected to have a material impact on the FON
Group's combined financial statements.
- --------------------------------------------------------------------------------
14. Quarterly Financial Data (Unaudited)
- --------------------------------------------------------------------------------

                                                        Quarter
                                        ---------------------------------------
1998                                       1st       2nd       3rd       4th
- -------------------------------------------------------------------------------
                                         (in millions, except per share data)
Net operating revenues                  $ 3,891.7 $ 3,944.7 $ 4,039.4 $ 4,141.1
Operating income                            683.0     691.7     713.3     671.8
Income before extraordinary items(/1/)      355.9     363.8     415.4     405.0
Net income(/1/)                             351.5     363.8     415.4     404.6
Pro forma earnings per common share
 before extraordinary items(/4/)
 Diluted                                     0.81      0.83      0.94      0.93
 Basic                                       0.83      0.84      0.96      0.95
- -------------------------------------------------------------------------------
                                                        Quarter
                                        ---------------------------------------
1997                                       1st       2nd       3rd       4th
- -------------------------------------------------------------------------------
                                         (in millions, except per share data)
Net operating revenues                  $ 3,578.5 $ 3,667.5 $ 3,778.9 $ 3,849.0
Operating income(/2/)                       605.4     598.0     643.3     623.2
Income before extraordinary
 items(/2/),(/3/)                           343.0     342.6     329.3     356.7
Net income(/2/),(/3/)                       343.0     342.6     329.3     356.7
Pro forma earnings per common share
 before extraordinary items(/4/)
 Diluted                                     0.79      0.78      0.76      0.82
 Basic                                       0.80      0.80      0.77      0.83
- -------------------------------------------------------------------------------

(/1/In)the 1998 fourth quarter, the FON Group recorded net nonrecurring gains of $104 million, mainly from the sale of local exchanges. This increased income before extraordinary items by $62 million.

(/2/In)the 1997 second quarter, the FON Group recorded nonrecurring charges of $20 million related to litigation in the long distance division. These charges reduced income before extraordinary items by $13 million (See Note
    8).

(/3/In)the 1997 fourth quarter, the FON Group recognized gains of $71 million from sales of local exchanges and certain investments. These gains increased income before extraordinary items by $44 million.

(/4/Pro)forma earnings per share assumes the FON shares created in the Recapitalization existed for all periods presented.

                                SPRINT FON GROUP

            SCHEDULE II--COMBINED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997 and 1996

- --------------------------------------------------------------------------------
                                         Additions
                                   ---------------------
                          Balance             Charged to                 Balance
                         Beginning Charged to   Other      Other         End of
                          of Year    Income    Accounts  Deductions       Year
- --------------------------------------------------------------------------------
                                           (in millions)
1998
  Allowance for doubtful
   accounts               $146.7     $364.9     $ 2.6     $(339.4)(/1/)  $174.8
                                 -----------------------------------------------
  Valuation allowance--
   deferred income tax
   assets                 $ 11.8     $  --      $ --      $  (8.2)       $  3.6
                                 -----------------------------------------------
1997
  Allowance for doubtful
   accounts               $117.4     $388.9     $ 4.0     $(363.6)(/1/)  $146.7
                                 -----------------------------------------------
  Valuation allowance--
   deferred income tax
   assets                 $ 13.7     $  2.6     $ --      $  (4.5)       $ 11.8
                                 -----------------------------------------------
1996
  Allowance for doubtful
   accounts               $125.8     $248.5     $(1.5)    $(255.4)(/1/)  $117.4
                                 -----------------------------------------------
  Valuation allowance--
   deferred income tax
   assets                 $ 17.4     $  1.9     $ --      $  (5.6)       $ 13.7
                                 -----------------------------------------------

(/1/Accounts)written off, net of recoveries.

                                   Annex III

                                Sprint PCS Group
                         Combined Financial Information

SELECTED FINANCIAL DATA
                                                                Sprint PCS Group

- -----------------------------------------------------------------------------
                                  1998       1997      1996     1995   1994
- -----------------------------------------------------------------------------
                                  (in millions, except per share data)
Results of Operations
- -----------------------------------------------------------------------------
Net operating revenues          $ 1,225.4  $    --   $    --   $  --   $ --
Operating loss(/1/)              (2,569.4)    (18.5)     (0.5)    --     --
Other partners' loss in Sprint
 PCS                              1,250.9       --        --      --     --
Equity in loss of Sprint PCS          --     (659.6)   (191.8)  (31.4)  (1.3)
Loss before extraordinary
 item(/1/)                       (1,089.6)   (419.1)   (119.7)  (19.9)   --
Net loss                         (1,120.8)   (419.1)   (119.7)  (19.9)   --
Pro Forma Loss per Share(/2/)
- -----------------------------------------------------------------------------
Diluted and basic loss per
 common share before
 extraordinary item             $   (4.42) $  (3.52)       NA      NA     NA
Financial Position
- -----------------------------------------------------------------------------
Total assets                    $15,138.4  $1,703.1  $1,259.8  $973.7  $51.1
Property, plant and equipment,
 net                              6,534.9     187.3       --      --     --
Investment in Sprint PCS              --      783.9   1,175.8   973.7   51.1
Total debt                        7,921.0       --        --      --     --
Group equity                      3,755.5   1,385.9   1,187.6   965.7   51.1
Cash Flow Data
- -----------------------------------------------------------------------------
Net cash provided (used) by
 operating activities           $  (158.9) $   37.5  $   (0.5) $  --   $ --
Capital expenditures              1,071.9     153.7       --      --     --
PCS license purchases                 --      460.1      84.0     --     --
Investments in Sprint PCS            33.5     405.9     297.5   910.9   51.1

Results of operations for 1998 include Sprint PCS' operating results on a consolidated basis for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Combined Statements of Operations. Before 1998, the PCS Group's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS Restructuring date. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for a more detailed description of the PCS Restructuring, the Recapitalization and the Top-up.

(/1/In)1998, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired in-process research and development costs related to the PCS Restructuring. This charge increased operating loss and loss before extraordinary item by $179 million.
(/2/Pro)forma loss per share for the PCS Group assumes the PCS Restructuring, the Recapitalization and the Top-up occurred at the beginning of 1997 and excludes the PCS Group's write-off of $179 million of acquired in-process research and development costs. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.

NA = not applicable

                                     III-1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   Sprint PCS Group

- --------------------------------------------------------------------------------
General
- --------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for a discussion of the PCS Restructuring, the Recapitalization and the Top-up.

- --------------------------------------------------------------------------------
Forward-looking Information
- --------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-looking Information" for a discussion of forward-looking information.

- --------------------------------------------------------------------------------
Sprint PCS Group
- --------------------------------------------------------------------------------

The PCS Group includes Sprint's domestic wireless mobile phone services. It operates the only 100% digital PCS wireless network in the United States, with licenses to provide nationwide service using a single frequency and a single technology. At year-end 1998, the PCS Group, together with certain affiliates, operated PCS systems in 45 of the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve nearly 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. With market launches in January 1999, the PCS Group's service now reaches nearly 170 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using Dual-Band/Dual-Mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The PCS Group began commercial CDMA operations in certain markets late in the 1996 fourth quarter. The wireless industry typically generates a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year versus the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

- --------------------------------------------------------------------------------
Results of Operations
- --------------------------------------------------------------------------------

- -------------------------------------------------
                          1998      1997   1996
- -------------------------------------------------
                            (in millions)
Net operating revenues  $ 1,225.4  $  --   $ --
Operating expenses        3,794.8    18.5    0.5
- -------------------------------------------------
Operating loss          $(2,569.4) $(18.5) $(0.5)
                     ----------------------------

The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method.

In 1998, the PCS Group recorded a one-time, non-cash charge of $179 million to write off acquired in-process research and development costs related to the PCS Restructuring.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail outlet, and service revenues generated by sales to its customers, accounted for 25% of net operating revenues in 1998.

Pro Forma Sprint PCS Group

To provide a more meaningful analysis of the PCS Group's underlying operating results, the following supplemental discussion assumes the PCS Restructuring occurred at the beginning of 1997 and excludes the write-off of acquired in-process research and development costs.

- --------------------------------------------------------------------
                                                 1998       1997
- --------------------------------------------------------------------
                                                  (in millions)
Net operating revenues                         $ 1,225.4  $   258.0
- --------------------------------------------------------------------
Operating expenses
 Costs of services and products                  1,294.2      574.3
 Selling, general and administrative             1,531.8      765.6
 Depreciation and amortization                   1,039.4    1,020.8
- --------------------------------------------------------------------
Total operating expenses                         3,865.4    2,360.7
- --------------------------------------------------------------------
Operating loss                                 $(2,640.0) $(2,102.7)
                        --------------------------------------------
Capital expenditures (including capital lease
 obligations)                                  $ 2,903.6  $ 2,278.3
                        --------------------------------------------

Net operating revenues include subscriber revenues (including monthly recurring charges and usage charges), roaming revenues and sales of handsets and accessory equipment. The PCS Group's net operating revenues were $1.2 billion in 1998 versus $258 million in 1997, reflecting the launch of 91 new markets and the addition of 1.7 million customers in 1998. The PCS Group ended 1998 with nearly 2.6 million customers in

                                     III-2

225 markets nationwide. Approximately 20% of 1998 net operating revenues, and nearly half of 1997 revenues, were from sales of handsets and accessories. As part of the PCS Group's marketing plans, handsets are normally sold at prices well below the PCS Group's cost.

Costs of services and products mainly includes handset and accessory costs, interconnection costs, and switch and cell site expenses. These costs increased $720 million in 1998 driven by the significant growth in customers and the expanded market coverage.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services, as well as salary and benefit costs. SG&A expense increased $766 million in 1998 reflecting increased marketing and advertising costs to promote products and services, as well as increased labor costs to support increased subscriber activity.

Depreciation and amortization expense, which increased $19 million in 1998, consists of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce, which are being amortized over three to 40 years.

- --------------------------------------------------------------------------------
Nonoperating Items
- --------------------------------------------------------------------------------

Interest Expense

- -------------------------------------------------------
                                              1998
- -------------------------------------------------------
                                          (in millions)
Interest expense on outstanding debt        $  484.1
Capitalized interest costs                     125.4
- -------------------------------------------------------
Total interest costs on outstanding debt    $  609.5
                               ------------------------
Average debt outstanding(/1/)               $6,152.7
                               ------------------------
Effective interest rate                          9.9%
                               ------------------------

(/1/Average)debt outstanding for 1998 is on a pro forma basis as if Sprint PCS debt had been included in the PCS Group's outstanding debt balance all year.

The PCS Group capitalizes interest costs related to network buildout and PCS licenses in markets that are not yet operational. Capitalization of interest stops and amortization begins when the related markets are launched.

Sprint PCS

Prior to the PCS Restructuring, the PCS Group's ownership interest in Sprint PCS was accounted for using the equity method. The PCS Group's share of losses from Sprint PCS was $660 million in 1997 and $192 million in 1996. The increased losses in 1997 reflected marketing and promotional costs, including losses on handset sales, to support a growing customer base and service launches in additional markets. In 1998, the Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Combined Statements of Operations.

Other Income, Net

Other income for 1998 consisted mainly of interest income totaling $34 million, reflecting interest earned on partner contributions from the Sprint PCS partners prior to the PCS Restructuring.

Income Taxes

The PCS Group's effective tax rates were 33.2% in 1998, 38.2% in 1997 and 37.8% in 1996. See Note 5 of Notes to Combined Financial Statements for information about the differences that caused the effective tax rates to vary from the statutory federal rate.

Extraordinary Item, Net

In 1998, Sprint redeemed, prior to scheduled maturities, $3.3 billion of PCS Group debt with a weighted average interest rate of 8.3%. This resulted in a $31 million after-tax extraordinary loss. This debt was repaid with a portion of the proceeds from Sprint's $5.0 billion debt offering in November 1998.

- --------------------------------------------------------------------------------
Financial Condition
- --------------------------------------------------------------------------------

- -----------------------------------
                   1998      1997
- -----------------------------------
                   (in millions)
Combined assets  $15,138.4 $1,703.1
                        -----------

Because of the PCS Restructuring, Sprint PCS' 1998 financial position was reflected on a consolidated basis. Before 1998, the PCS Group's investment in Sprint PCS was accounted for using the equity method.

Net property, plant and equipment increased $6.3 billion in 1998 reflecting the PCS Restructuring and capital expenditures to support the PCS network buildout.

Net intangibles increased $6.8 billion reflecting goodwill, PCS licenses, microwave relocation costs and customer base resulting from the PCS Restructuring.

                                     III-3

- --------------------------------------------------------------------------------
Liquidity and Capital Resources
- --------------------------------------------------------------------------------

The PCS Group's cash flows include Sprint PCS' cash flows only after the date of the PCS Restructuring.

Operating Activities

- -------------------------------------------------------------------------
                                                     1998    1997  1996
- -------------------------------------------------------------------------
                                                       (in millions)
Cash flows provided (used) by operating activities  $(158.9) $37.5 $(0.5)
                       --------------------------------------------------

Operating cash flows decreased $196 million from 1997 mainly reflecting increased losses for the PCS Group. The losses were due to increased marketing and promotional costs and operating costs to support a growing customer base.

Investing Activities

- ---------------------------------------------------------------------
                                          1998      1997      1996
- ---------------------------------------------------------------------
                                               (in millions)
Cash flows used by investing activities  $(861.1) $(1,019.7) $(381.5)
                   --------------------------------------------------

The PCS Group's main use of cash has been to fund initial operating losses of Sprint PCS, capital expenditures and PCS license acquisitions. Capital expenditures for the PCS Group totaled $1.1 billion in 1998 and $154 million in 1997.

Financing Activities

- -------------------------------------------------------------------
                                               1998    1997   1996
- -------------------------------------------------------------------
                                                 (in millions)
Cash flows provided by financing activities  $1,192.7 $982.2 $382.0
                    -----------------------------------------------

In 1998, the PCS Group used their allocated portion of the proceeds from Sprint's $5.0 billion debt offering mainly to repay existing debt.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and PCS Group. Sprint expects the FON Group to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future. These payments will reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. During 1998, the PCS Group accrued benefits under the agreement totaling $191 million and received related payments from the FON Group totaling $20 million. The remaining $171 million will be paid by the FON Group during the first half of 1999. See Note 2 of Notes to Combined Financial Statements, "Allocation of Federal and State Income Taxes," for more details.

Capital Requirements

The PCS Group's 1999 investing activities, mainly consisting of capital expenditures, are expected to be between $2.3 and $2.6 billion. Additional funds will be required to fund expected operating losses, working capital and debt service requirements of the PCS Group.

In June 1998, the PCS Group became the managing partner of Cox PCS. At year-end 1998, the PCS Group owned 59.2% of Cox PCS. Cox holds the minority interest in the partnership. Under the partnership agreement, Cox has the right to require the PCS Group to purchase, under certain circumstances, all or part of Cox's interest in Cox PCS, which could involve significant cash requirements. Cox may require the PCS Group to acquire an additional 10.2% interest in Cox PCS per year through 2000. Beginning in 2001 through 2005, Cox may require the PCS Group to acquire up to all of its interest in Cox PCS. Cox has given the PCS Group notice to start the appraisal process related to a potential put of all or a portion of Cox's remaining partnership interest to the PCS Group.

PCS preferred stock dividend payments are expected to total $15 million, including payments to the FON Group for its preferred intergroup interest. See
Note 10 of Notes to Combined Financial Statements for a more detailed discussion of the FON Group's preferred intergroup interest in the PCS Group.

Liquidity

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" for a discussion of liquidity.

- --------------------------------------------------------------------------------
Regulatory Developments
- --------------------------------------------------------------------------------

The FCC sets rules, regulations and policies to, among other things:

  .  grant licenses for PCS frequencies and PCS license renewals,

  .  rule on assignments and transfers of control of PCS licenses,

  . govern the interconnection of PCS networks with other wireless and wireline carriers,

  .  establish access and universal service funding provisions,

  . impose fines and forfeitures for violations of any of the FCC's rules, and

  .  regulate the technical standards of PCS networks.

The FCC prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio licenses totaling more than 45 megahertz (MHz) in any geographic area.

PCS License Transfers and Assignments

The FCC must approve any substantial changes in ownership or control of a PCS license. Noncontrolling

                                     III-4
interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, a recent FCC order requires only post-consummation notification of certain pro forma assignments or transfers of control.

PCS License Conditions

All PCS licenses are granted for 10-year terms if the FCC's buildout requirements are followed. Based on those requirements, all 30 MHz broadband major trading area licensees must build networks offering coverage to 1/3 of the population within five years and 2/3 within 10 years. All 10 MHz broadband PCS licensees must build networks offering coverage to at least 1/4 of the population within five years or make a showing of "substantial service" within that five-year period. Licenses may be revoked if the rules are violated.

PCS licenses may be renewed for additional 10-year terms. Renewal applications are not subject to auctions. However, third parties may oppose renewal applications and/or file competing applications.

Other FCC Requirements

Broadband PCS providers cannot unreasonably restrict or prohibit other companies from reselling their services. They also cannot unreasonably discriminate against resellers. Resale obligations will automatically expire in 2002.

Local phone companies and most commercial mobile radio service (CMRS) carriers (PCS and cellular providers) must program their networks to allow customers to change service providers without changing phone numbers. This is referred to as service provider number portability. Most CMRS providers were required to deliver calls from their networks to ported numbers anywhere in the country by year-end 1998. By the end of November 2002, CMRS providers must be able to offer their own customers number portability in their switches in the 100 largest metropolitan areas. They also must be able to support nationwide roaming.

Broadband PCS and other CMRS providers may provide wireless local loop and other fixed services that would directly compete with the wireline services of local phone companies. Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities to be completed in phases by October 2001. The PCS Group and other wireless carriers complied with the first phase in October 1998 and are currently analyzing various technical methods for complying with the second phase.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires telecommunications carriers to meet certain "assistance capability requirements" by the end of June 2000. In 1997, telecommunications industry standard-setting organizations agreed to a joint standard to implement CALEA's capability requirements. The PCS Group is able to offer traditional electronic surveillance capabilities to law enforcement and is currently evaluating its ability to satisfy the CALEA requirements.

The FCC is also considering petitions from numerous parties to establish and implement technical compliance standards required by CALEA.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, certain FCC environmental regulations may cause certain cell site locations to come under National Environmental Policy Act (NEPA) regulation. NEPA requires carriers to meet certain land use and radio frequency standards.

Review of Universal Service Requirements

The FCC and the states established a "universal service" program to ensure affordable, quality telecommunications services for all Americans. Although the PCS Group is challenging in federal court the states' authority to collect universal service contributions from CMRS providers, the PCS Group is required to contribute to the federal program as well as existing state programs. The PCS Group's "contribution" to the federal program is a percentage of end-user revenues. Although many states are likely to adopt a similar assessment methodology, the states may calculate the contributions in any manner as long as the process is consistent with FCC rules. Currently, management cannot predict the extent of the PCS Group's total federal and state universal service assessments, or its ability to recover its contributions from the universal service fund.

- --------------------------------------------------------------------------------
Financial Strategies
- --------------------------------------------------------------------------------

Financial strategies are determined by Sprint on a centralized basis. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategies."

                                     III-5

- --------------------------------------------------------------------------------
Year 2000 Issue
- --------------------------------------------------------------------------------

The "Year 2000" issue affects the PCS Group's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system errors. The Year 2000 issue may also affect the systems and applications of the PCS Group's customers, vendors, resellers or affiliates.

The PCS Group has completed an inventory of its computer systems, network elements, software applications, products and other business systems. The Year 2000 assessment of these items has begun and the PCS Group expects to complete this assessment in the 1999 first quarter, along with plans to address any required renovation. The PCS Group is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It expects Year 2000 compliance for these critical systems to be achieved in 1999.

The PCS Group is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant. The PCS Group relies on third-party vendors for a significant portion of its important operating and computer system functions and, therefore, is highly dependent on those vendors to remediate network elements, computer systems, software applications and other business systems. In addition, the PCS Group uses publicly available services that are acquired without contract, such as global positioning system timing signal, that may be affected by the Year 2000 issue. While the PCS Group believes these systems will be Year 2000 compliant, it has no contractual or other right to force compliance.

The PCS Group expects to incur approximately $50 million in 1999 for its Year 2000 compliance program. If compliance is not achieved in a timely manner by the PCS Group, its affiliates or any significant third party, the Year 2000 issue could have a material adverse effect on the PCS Group's operations. The PCS Group is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue. The PCS Group is developing and will implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, the effects of any Year 2000 noncompliance.

- --------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
- --------------------------------------------------------------------------------

See Note 11 of Notes to Combined Financial Statements for a discussion of a recently issued accounting pronouncement.

                                     III-6

MANAGEMENT REPORT

Sprint Corporation's management is responsible for the integrity and objectivity of the information contained in this annex. Management is responsible for the consistency of reporting this information and for ensuring that generally accepted accounting principles are used.

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

The combined financial statements included in this annex have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted using generally accepted auditing standards and their report is included herein.

The Board of Director's responsibility for these combined financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent auditors, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal and independent auditors have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ W. T. Esrey
- --------------------------------------------------------------------------------
William T. Esrey
Chairman and Chief Executive Officer

/s/ Arthur B. Krause
- --------------------------------------------------------------------------------
Arthur B. Krause
Executive Vice President and Chief Financial Officer


                                     III-7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders Sprint Corporation

We have audited the accompanying combined balance sheets of the Sprint PCS Group (as described in Note 2) as of December 31, 1998 and 1997, and the related combined statements of operations and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint Corporation (Sprint). Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the consolidated financial statements of Sprint Spectrum Holding Company, L.P., a wholly owned subsidiary of Sprint as of December 31, 1998 and an investment in which Sprint had a 40% interest through November 23, 1998 (as discussed in Note 1). Such financial statements reflect assets of $2.7 billion as of December 31, 1998 and revenues of $1.2 billion for the year then ended which we did not audit. The PCS Group's equity in Sprint Spectrum Holding Company, L.P. is stated at $749 million at December 31, 1997, and the PCS Group's equity in the net loss of Sprint Spectrum Holding Company, L.P. is stated at $625 million and $191 million for the years ended December 31, 1997 and 1996, respectively. The consolidated financial statements and financial statement schedule of Sprint Spectrum Holding Company, L.P. have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 assets and revenues and the 1997 and 1996 equity investment accounts which we did not audit, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Sprint PCS Group at December 31, 1998 and 1997, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 2, the combined financial statements of the Sprint PCS Group should be read together with the audited consolidated financial statements of Sprint.

                                                               Ernst & Young LLP

Kansas City, Missouri
February 2, 1999

                                     III-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Sprint Corporation and Partners of Sprint Spectrum Holding Company, L.P.

We have audited the consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries (Holdings) as of December 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule (Schedule II). These financial statements and
Schedule II are the responsibility of Partnership management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion,
Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                           Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999

                                     III-9

COMBINED STATEMENTS OF OPERATIONS                               Sprint PCS Group
(in millions)

- ---------------------------------------------------------------------------
Years Ended December 31,                         1998      1997     1996
- ---------------------------------------------------------------------------
Net Operating Revenues                         $ 1,225.4  $   --   $   --
- ---------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                  1,294.2      --       --
 Selling, general and administrative             1,531.8     18.5      0.5
 Depreciation and amortization                     789.7      --       --
 Acquired in-process research and development
  costs                                            179.1      --       --
- ---------------------------------------------------------------------------
 Total operating expenses                        3,794.8     18.5      0.5
- ---------------------------------------------------------------------------
Operating Loss                                  (2,569.4)   (18.5)    (0.5)
Interest expense                                  (491.6)     --       --
Other partners' loss in Sprint PCS               1,250.9      --       --
Equity in loss of Sprint PCS                         --    (659.6)  (191.8)
Minority interest                                  144.8      --       --
Other income, net                                   33.6      --       --
- ---------------------------------------------------------------------------
Loss before income tax benefit                  (1,631.7)  (678.1)  (192.3)
Income tax benefit                                 542.1    259.0     72.6
- ---------------------------------------------------------------------------
Loss before Extraordinary Item                  (1,089.6)  (419.1)  (119.7)
Extraordinary item, net                            (31.2)     --       --
- ---------------------------------------------------------------------------
Net Loss                                       $(1,120.8) $(419.1) $(119.7)
                                                             --------------



            See accompanying Notes to Combined Financial Statements.

                                     III-10

COMBINED BALANCE SHEETS
(in millions)                                                   Sprint PCS Group

- -------------------------------------------------------------------------
December 31,                                            1998       1997
- -------------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                               $   172.7  $    --
   Accounts receivable, net of allowance for doubtful
    accounts of $10.7 in 1998                             306.4       --
   Inventories                                            127.4       --
   Prepaid expenses                                        60.4       2.9
   Current tax benefit receivable from the FON Group      170.5       --
   Deferred income taxes                                   18.4       --
- -------------------------------------------------------------------------
   Total current assets                                   855.8       2.9
 Property, plant and equipment
   Network equipment                                    3,998.8       --
   Construction work in progress                        1,607.2     187.3
   Buildings and leasehold improvements                 1,026.3       --
   Other                                                  356.0       --
- -------------------------------------------------------------------------
   Total property, plant and equipment                  6,988.3     187.3
   Accumulated depreciation                              (453.4)      --
- -------------------------------------------------------------------------
   Net property, plant and equipment                    6,534.9     187.3
 Investment in Sprint PCS                                   --      783.9
 Intangible assets
   Goodwill                                             3,313.4       --
   PCS licenses                                         3,036.6     544.5
   Customer base                                          681.4       --
   Microwave relocation costs                             354.5       --
   Other                                                   45.4       --
- -------------------------------------------------------------------------
   Total intangible assets                              7,431.3     544.5
   Accumulated amortization                               (93.5)      --
- -------------------------------------------------------------------------
   Net intangible assets                                7,337.8     544.5
 Other assets                                             409.9     184.5
- -------------------------------------------------------------------------
 Total                                                $15,138.4  $1,703.1
                                                                  -------
Liabilities and Group Equity
 Current liabilities
   Current maturities of long-term debt               $   348.3  $    --
   Accounts payable                                       371.2      17.8
   Construction obligations                               978.9       --
   Advances from the FON Group                            349.2      10.0
   Accrued expenses and other current liabilities         626.1      39.8
- -------------------------------------------------------------------------
   Total current liabilities                            2,673.7      67.6
 Long-term debt and capital lease obligations           7,572.7       --
 Deferred credits and other liabilities
   Deferred income taxes                                1,013.3     249.3
   Other                                                  123.2       0.3
- -------------------------------------------------------------------------
   Total deferred credits and other liabilities         1,136.5     249.6
 Group equity                                           3,755.5   1,385.9
- -------------------------------------------------------------------------
 Total                                                $15,138.4  $1,703.1
                                                                  -------


            See accompanying Notes to Combined Financial Statements.

                                     III-11

COMBINED STATEMENTS OF CASH FLOWS
(in millions)                                                   Sprint PCS Group

- -----------------------------------------------------------------------------
Years Ended December 31,                         1998       1997      1996
- -----------------------------------------------------------------------------
Operating Activities
Net loss                                       $(1,120.8) $  (419.1) $(119.7)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Equity in net losses of affiliates                840.2      659.6    191.8
 Acquired in-process research and development
  costs                                            179.1        --       --
 Deferred income taxes                              67.5      175.7     64.2
 Depreciation and amortization                     120.9        --       --
 Extraordinary item, net                            31.2        --       --
 Current tax benefit used by the FON Group        (460.4)    (434.7)  (136.8)
 Changes in assets and liabilities, excluding
  the PCS Restructuring:
   Accounts receivable, net                         (0.9)       --       --
   Inventories and other current assets           (170.1)      (2.9)     --
   Accounts payable and other current
    liabilities                                    385.8       57.6      --
   Affiliate receivables and payables              100.9        --       --
   Noncurrent assets and liabilities, net         (101.5)       1.3      --
 Other, net                                        (30.8)       --       --
- -----------------------------------------------------------------------------
Net cash provided (used) by operating
 activities                                       (158.9)      37.5     (0.5)
- -----------------------------------------------------------------------------
Investing Activities
Capital expenditures                            (1,071.9)    (153.7)     --
PCS licenses purchased                               --      (460.1)   (84.0)
Cash acquired in the PCS Restructuring             244.3        --       --
Investments in Sprint PCS                          (33.5)    (405.9)  (297.5)
- -----------------------------------------------------------------------------
Net cash used by investing activities             (861.1)  (1,019.7)  (381.5)
- -----------------------------------------------------------------------------
Financing Activities
Proceeds from long-term debt                     4,154.0        --       --
Payments on long-term debt                      (3,434.2)       --       --
Advances from the FON Group                        338.1        --       --
Equity transfer (to) from the FON Group           (340.0)     547.5    245.2
Current tax benefit used by the FON Group          460.4      434.7    136.8
Proceeds from PCS stock issued                      84.6        --       --
Other, net                                         (70.2)       --       --
- -----------------------------------------------------------------------------
Net cash provided by financing activities        1,192.7      982.2    382.0
- -----------------------------------------------------------------------------
Increase in Cash and Equivalents                   172.7        --       --
Cash and Equivalents at Beginning of Year            --         --       --
- -----------------------------------------------------------------------------
Cash and Equivalents at End of Year            $   172.7  $     --   $   --
                                                            -----------------



            See accompanying Notes to Combined Financial Statements.

                                     III-12

NOTES TO COMBINED FINANCIAL STATEMENTS                          Sprint PCS Group

- --------------------------------------------------------------------------------
1. PCS Restructuring and Recapitalization
- --------------------------------------------------------------------------------

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom S.A. (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless personal communication services (PCS) operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

- --------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies
- --------------------------------------------------------------------------------

Basis of Combination and Presentation

The combined PCS Group financial statements, together with the combined FON Group financial statements, include all the accounts included in Sprint's consolidated financial statements. The combined financial statements for each Group were prepared on a basis that management believes is reasonable and proper and include:

  . the combined historical balance sheets, results of operations and cash flows for each of the Groups, with all significant intragroup amounts and transactions eliminated,

  . an allocation of Sprint's debt, including the related effects on results of operations and cash flows, and

  .  an allocation of corporate overhead after the PCS Restructuring date.

The PCS Group entities are commonly controlled companies and, with the exception of Cox PCS, are wholly owned by Sprint. Transactions between the PCS Group and the FON Group have not been eliminated in the combined financial statements of either Group.

The PCS Group combined financial statements provide PCS shareholders with financial information about the PCS Group operations. Investors in FON stock and PCS stock are Sprint shareholders and are subject to risks related to all of Sprint's businesses, assets and liabilities. Sprint retains ownership and control of the assets and operations of each Group (subject to a minority interest in Cox PCS). Financial effects of either Group that affect Sprint's results of operations or financial condition could affect the results of operations, financial position or market price of the other Group's stock. Net losses of either Group, and dividends or distributions on, or repurchases of, PCS stock or FON stock will reduce Sprint funds legally available for dividends on both Groups' stock. As a result, the PCS Group combined financial statements should be read along with Sprint's consolidated financial statements and the FON Group's combined financial statements.

Sprint PCS' results of operations for 1998 have been consolidated for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Combined Statements of Operations. Sprint PCS financial position has been reflected on a consolidated basis at year-end 1998. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. The PCS Group's cash flows include Sprint PCS' cash flows only after the PCS Restructuring date.

                                     III-13

The PCS Group combined financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or group equity as previously reported.

Classification of Operations

The PCS Group includes Sprint's domestic wireless mobile phone services. It operates the only 100% digital PCS wireless network in the United States, with licenses to provide nationwide service using a single frequency and a single technology. At year-end 1998, the PCS Group, together with certain affiliates, operated PCS systems in 45 of the 50 largest U.S. metropolitan areas.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other methods to estimate the assignment of costs to each Group.

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provides for the allocation of income taxes between the two Groups. The PCS Group's income taxes reflect the PCS Group's incremental cumulative impact on Sprint's consolidated income taxes. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority. During 1998, the PCS Group accrued income tax benefits in accordance with the tax sharing agreement totaling $191 million.

Allocation of Group Financing

Financing activities for the Groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the Groups is specifically allocated to and reflected in the financial statements of the applicable Group. Interest expense is allocated to the PCS Group based on an interest rate that is largely equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense.

Under Sprint's centralized cash management program, one Group may advance funds to the other Group. These advances are accounted for as short-term borrowings between the Groups and bear interest at a market rate that is substantially equal to the rate that Group would be able to obtain from third parties on a short-term basis.

Income Taxes

The PCS Group records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition

The PCS Group recognizes operating revenues as services are rendered or as products are delivered to customers. The PCS Group records operating revenues net of an estimate for uncollectible accounts.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances for the PCS Group were included in accounts payable. These amounts totaled $73 million at year-end 1998 and $11 million at year-end 1997. The PCS Group had sufficient funds available to fund these outstanding checks when they were presented for payment.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out method) or replacement value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Property, plant and equipment is depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

Capitalized Interest

The PCS Group capitalizes interest costs related to network buildout and PCS licenses, which totaled $64 million in 1998. In addition, Sprint capitalized interest costs related to the PCS Group's network buildout. This capitalized interest totaled $61 million for 1998 and $24 million for 1997 and was contributed to, and will be amortized by, the PCS Group. Sprint also capitalized interest costs related to its investment in Sprint PCS until July 1997 when Sprint PCS emerged from the development stage. This capitalized interest, totaling $46 million in 1997 and $96 million in 1996, was contributed to, and is being amortized by, the PCS Group.

                                     III-14

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over 40 years using the straight-line method. Accumulated amortization totaled $11 million at year-end 1998.

PCS Licenses

The PCS Group acquired licenses from the Federal Communications Commission
(FCC) to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $51 million at year-end 1998.

Customer Base

The PCS Group capitalized the fair value of Sprint PCS' customer base acquired in the PCS Restructuring. The customer base is being amortized over three years using the straight-line method. Accumulated amortization totaled $23 million at year-end 1998.

Microwave Relocation Costs

The PCS Group has incurred costs related to microwave relocation in constructing the PCS network. Microwave relocation costs are being amortized over the remaining lives of the PCS licenses. Accumulated amortization totaled $6 million at year-end 1998.

Loss per Share

As a result of the PCS Restructuring and the Recapitalization, loss per share for the PCS Group has been calculated based on the Group's net loss from November 1998 through year-end 1998. It was not calculated on a Group basis in prior years because the PCS stock was not part of Sprint's capital structure at that time.

Dilutive securities for the PCS Group mainly include options, warrants and convertible preferred stock. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for 1998. As a result, diluted loss per share equaled basic loss per share.

The PCS Group's basic and diluted loss per common share after the PCS Restructuring and Recapitalization date was as follows:

- --------------------------------------------------------
                                               1998
- --------------------------------------------------------
                                           (in millions,
                                            except per
                                            share data)

Loss applicable to common stock               $(558.4)
                              --------------------------

Basic and diluted loss per common share:
 Loss before extraordinary item               $ (1.26)
 Extraordinary item                             (0.08)
- --------------------------------------------------------
 Total                                        $ (1.34)
                              --------------------------
Basic and diluted weighted average shares       415.8
                              --------------------------

Stock-based Compensation

The PCS Group participates in the incentive-based stock option plans and employee stock purchase plans administered by Sprint for executives and other employees. Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans. Had the PCS Group applied SFAS 123, pro forma net loss would not have changed materially. See Note 9 of Sprint's Notes to Consolidated Financial Statements for more information about Sprint's stock-based compensation and the PCS Group's pro forma net loss.

In 1997, Sprint granted performance-based stock options to certain key executives. In 1998, the PCS Group expensed $1 million related to these performance-based stock options.

- --------------------------------------------------------------------------------
3. Business Combination
- --------------------------------------------------------------------------------

In November 1998, Sprint acquired the remaining interest in Sprint PCS (except for a minority interest in Cox PCS) from the Cable Partners. In exchange, Sprint issued the Cable Partners 195.1 million low-vote shares of PCS stock and
12.5 million warrants to purchase additional shares of PCS stock. The purchase price was $3.2 billion. In addition, Sprint issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares.

Sprint accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

- ----------------------------------------------------------------------
                                                         (in millions)
Purchase price including transaction costs                 $3,226.0
Net liabilities acquired                                      280.8
Fair value assigned to customer base acquired                (681.4)
Fair value assigned to assembled workforce acquired           (45.3)
Increase in property, plant and equipment to fair value      (203.1)
Mark-to-market of long-term debt                               84.6
Deferred taxes on acquired assets and liabilities             678.3
In-process research and development costs                    (179.1)
- ----------------------------------------------------------------------
Goodwill                                                   $3,160.8
                               ---------------------------------------

                                     III-15

With respect to the purchase price attributed to in- process research and development (IPR&D), the acquired IPR&D was limited to significant new products under development that were intended to address new and emerging market needs and requirements, such as the rapid adoption of the Internet and the rapid convergence of voice, data, and video. No routine research and development projects, minor requirements, normal enhancements, or production activities were included in the acquired IPR&D.

The income approach was the primary technique utilized in valuing the acquired IPR&D. This approach included, but was not limited to, an analysis of (i) the markets for each product; (ii) the completion costs for projects; (iii) the expected cash flows attributable to the IPR&D projects; (iv) the risks associated with achieving these cash flows; and (v) the stage of development of each project. The issue of alternative future use was extensively evaluated and these technologies, once completed, could only be economically used for their intended purposes.

Sprint PCS Pro Forma Results

The following unaudited pro forma combined results of operations for the PCS Group assume the PCS Restructuring, Recapitalization and Top-up occurred at the beginning of 1997 and exclude the write-off of acquired in-process research and development costs. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations. Pro forma results were as follows:

- -----------------------------------------------------------------
                                             1998        1997
- -----------------------------------------------------------------
                                          (in millions, except
                                             per share data)
Net operating revenues                    $  1,225.4  $    258.0
                        -----------------------------------------
Loss before extraordinary item            $ (1,846.7) $ (1,466.2)
                        -----------------------------------------
Net loss                                  $ (1,877.9) $ (1,466.2)
                        -----------------------------------------
Basic and diluted loss per common share:
 Loss before extraordinary item           $    (4.42) $    (3.52)
 Extraordinary item                            (0.08)        --
- -----------------------------------------------------------------
 Total                                    $    (4.50) $    (3.52)
                        -----------------------------------------

- --------------------------------------------------------------------------------
4. Employee Benefit Plans
- --------------------------------------------------------------------------------

Defined Contribution Plan

Sprint PCS sponsored a savings and retirement program for certain employees. Sprint PCS matched contributions equal to 50% of the contribution of each participant, up to the first 6% that the employee elected to contribute. Expense under the savings plan was $7 million in 1998. Effective January 1999, the PCS Group employees began making contributions to Sprint's defined contribution plan. The existing assets of the Sprint PCS savings plan will be rolled over to Sprint's defined contribution plan in early 1999.

Defined Benefit Pension Plan

Effective January 1999, PCS Group employees also became eligible to participate in Sprint's pension and postretirement plans.

- --------------------------------------------------------------------------------
5. Income Taxes
- --------------------------------------------------------------------------------

Income tax benefit allocated to continuing operations consisted of the following:

- -----------------------------------------------------------------
                                        1998     1997     1996
- -----------------------------------------------------------------
                                            (in millions)
Current income tax benefit
 Federal                               $(579.2) $(414.1) $(122.8)
 State                                   (30.4)   (20.6)   (14.0)
- -----------------------------------------------------------------
Total current                           (609.6)  (434.7)  (136.8)
- -----------------------------------------------------------------
Deferred income tax expense (benefit)
 Federal                                  82.8    187.0     59.4
 State                                   (15.3)   (11.3)     4.8
                    ---------------------------------------------
Total deferred                            67.5    175.7     64.2
                    ---------------------------------------------
Total                                  $(542.1) $(259.0) $ (72.6)
                    ---------------------------------------------

The differences that caused the PCS Group's effective income tax rates to vary from the 35% statutory federal rate were as follows:

- -------------------------------------------------------------------------------
                                                       1998     1997     1996
- -------------------------------------------------------------------------------
                                                          (in millions)
Income tax benefit at the statutory rate              $(571.1) $(237.3) $(67.3)
Effect of:
 State income taxes, net of federal income tax effect   (29.7)   (20.7)   (6.0)
 Write-off of in-process research and development
  costs                                                  62.7      --      --
 Other, net                                              (4.0)    (1.0)    0.7
- -------------------------------------------------------------------------------
Income tax benefit                                    $(542.1) $(259.0) $(72.6)
- -------------------------------------------------------------------------------
Effective income tax rate                                33.2%    38.2%   37.8%
                     ----------------------------------------------------------

In 1998, the income tax benefit allocated to the PCS Group's extraordinary loss totaled $20 million.

The PCS Group recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1998 and 1997, along with the income tax effect of each, were as follows:

- ---------------------------------------------------------
                               1998 Deferred Income Tax
                               --------------------------
                                Assets      Liabilities
- ---------------------------------------------------------
                                    (in millions)
Property, plant and equipment  $       --   $       542.8
Intangibles                            --           453.7
Capitalized interest                   --           102.6
Reserves and allowances               22.3            --
Operating loss carryforwards         257.9            --
Other, net                            32.2            --
- ---------------------------------------------------------
                                     312.4        1,099.1
Less valuation allowance             208.2            --
- ---------------------------------------------------------
Total                          $     104.2  $     1,099.1
                      -----------------------------------

                                     III-16

- ----------------------------------------------------------
                               1997 Deferred Income Tax
                               ---------------------------
                                Assets       Liabilities
- ----------------------------------------------------------
                                    (in millions)
Property, plant and equipment  $       --     $      130.7
Intangibles                            --             52.3
Capitalized interest                   --             83.6
Reserves and allowances                8.2             --
Operating loss carryforwards          24.1             --
Other, net                             --             15.0
- ----------------------------------------------------------
Total                          $      32.3    $      281.6
                      ------------------------------------

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

The PCS Group acquired approximately $192 million of potential tax benefits related to net operating loss carryforwards in the PCS Restructuring which are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce the goodwill or other noncurrent intangible assets resulting from the PCS Restructuring.

In connection with the PCS Restructuring, the PCS Group is required to reimburse the FON Group and the Cable Partners for net operating loss and tax credit carryforward benefits generated prior to the PCS Restructuring if realization by the PCS Group produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by the PCS Group and will be made to the FON Group in cash and to the Cable Partners in shares of Series 2 PCS stock. The carryforward benefits subject to this requirement totaled $246 million, which includes the $192 million acquired in the PCS Restructuring.

At year-end 1998, the PCS Group had federal operating loss carryforwards of approximately $265 million and state operating loss carryforwards of approximately $4.0 billion. In addition, the PCS Group had available for income tax purposes federal alternative minimum tax credit carryforwards of $27 million and federal alternative minimum tax net operating loss carryforwards of $14 million. The loss carryforwards expire in varying amounts through 2018.

                                     III-17

- --------------------------------------------------------------------------------
6. Long-term Debt and Capital Lease Obligations
- --------------------------------------------------------------------------------

Sprint's consolidated long-term debt at year-end was as follows:

- ----------------------------------------------------------------------------
                                                 1998
                                   --------------------------------
                                    Sprint    Sprint
                        Maturing   FON Group PCS Group Consolidated   1997
- ----------------------------------------------------------------------------
                                                 (in millions)
Senior notes
 5.7% to 6.9%(/1/)    2003 to 2028 $1,059.4  $3,940.6   $ 5,000.0   $    --
 8.1% to 9.8%         1998 to 2003    632.3       --        632.3      675.3
 11.0% to 12.5%(/2/)      2006          --      698.6       565.5        --
Debentures and notes
 5.8% to 9.6%         2000 to 2022    564.5       --        564.5      587.0
Notes payable and
 commercial paper          --         745.8       --        745.8      866.5
First mortgage bonds
 2.0% to 9.9%         1998 to 2025  1,312.0       --      1,312.0    1,468.4
Capital lease
 obligations
 5.3% to 7.5%         1998 to 2006     31.7     452.0       483.7       35.3
Revolving credit
 facilities
 Variable rates       2005 to 2006      --    1,800.0     1,800.0        --
Other(/2/),(/3/)
 2.0% to 10.0%        1998 to 2007    370.4   1,029.8     1,085.5      247.1
- ----------------------------------------------------------------------------
                                    4,716.1   7,921.0    12,189.3    3,879.6
Less: current
 maturities(/2/)                       33.3     348.3       246.9      131.0
- ----------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations                       $4,682.8  $7,572.7   $11,942.4   $3,748.6
                                                 ---------------------------

(/1/These)borrowings were incurred by Sprint and allocated to the applicable
    Group. At year-end 1998, Sprint's weighted average interest rate related to these borrowings was 6.4%. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.5%. See Note 2 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/Consolidated)debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. At year-end 1998, the FON Group had an investment in the PCS Group's Senior Discount notes totaling $133 million. In addition, the PCS Group had other long-term debt payable to the FON Group totaling $315 million, including $135 million classified as current at year-end 1998.

(/3/Includes)$358 million of notes recorded by the FON Group that may be exchanged at maturity for SBC Communications, Inc. (SBC) common shares owned by the FON Group or for cash. Based on SBC's closing price, had the notes matured at year-end 1998, they could have been exchanged for
    6.6 million SBC shares. At year-end 1998, Sprint held 7.6 million SBC shares, which have been included in "Investments in equity securities" in the FON Group's Combined Balance Sheets.

                                     III-18

Long-term debt maturities, excluding reclassified short-term borrowings, during each of the next five years are as follows:

- ------------------------------
      Sprint  Sprint
       FON     PCS
      Group   Group    Sprint
- ------------------------------
           (in millions)
1999  $ 33.3 $  348.3 $  246.9
2000   864.0    175.3  1,039.3
2001    41.1    407.1    217.0
2002   353.0    357.3    710.3
2003   774.8  1,115.0  1,889.8
- ------------------------------

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $454 million at year-end 1998 and $618 million at year-end 1997. In addition, Sprint had commercial paper borrowings totaling $292 million at year-end 1998 and $249 million at year-end 1997. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis.

In 1998, Sprint replaced its previous $1.5 billion credit facility with new facilities with syndicates of domestic and international banks. The new facilities totaled $5.0 billion and expire in 1999 and 2003. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility. At year-end 1998, Sprint had total unused lines of credit of $4.8 billion.

Bank notes outstanding had weighted average interest rates of 5.7% at year-end 1998 and 6.1% at year-end 1997. The weighted average interest rate of commercial paper was 5.8% at year-end 1998 and 6.8% at year-end 1997.

Long-term Debt

In October 1998, Sprint filed a shelf registration statement with the Securities and Exchange Commission for $8.0 billion of debt securities. This replaced Sprint's previous shelf registration of $1.0 billion. In November 1998, Sprint issued $5.0 billion under the new shelf. Sprint allocated these borrowings to the Groups, and the related proceeds were mainly used to repay existing debt. See Note 2 for a more detailed description of how Sprint allocates debt to the Groups.

Sprint PCS Group

At year-end 1998, the PCS Group had borrowed $1.8 billion under revolving credit facilities with banks totaling $2.1 billion. These facilities had a weighted average interest rate of 5.8% at year-end 1998.

At year-end 1998, the PCS Group had $265 million of outstanding debt payable to the FCC related to the purchase of certain PCS licenses in 1996. These borrowings have an interest rate of 7.8% and mature in 2001.

In 1998, Sprint redeemed, prior to scheduled maturities, $3.3 billion of PCS Group debt with a weighted average interest rate of 8.3%. This resulted in a $31 million after-tax extraordinary loss. The debt was repaid with a portion of the proceeds from Sprint's $5.0 billion debt offering in November 1998.

PCS Group property, plant and equipment totaling $4.1 billion is pledged as security for certain notes.

Other

Sprint, including the PCS Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1998.

- --------------------------------------------------------------------------------
7. Group Equity
- --------------------------------------------------------------------------------

- -----------------------------------------------------------------
                                     1998       1997      1996
- -----------------------------------------------------------------
                                          (in millions)
Beginning balance                  $ 1,385.9  $1,187.6  $  965.8
Net loss                            (1,120.8)   (419.1)   (119.7)
Common stock issued                  3,284.9       --        --
Preferred stock issued                 246.8       --        --
Preferred intergroup interest          279.2       --        --
Contributions from the FON Group       146.4   1,052.1     478.3
Equity transfers to the FON Group     (460.4)   (434.7)   (136.8)
Other, net                              (6.5)      --        --
- -----------------------------------------------------------------
Ending balance                     $ 3,755.5  $1,385.9  $1,187.6
                  -----------------------------------------------

- --------------------------------------------------------------------------------
8. Commitments and Contingencies
- --------------------------------------------------------------------------------

Litigation, Claims and Assessments

PCS shareholders are subject to all of the risks related to an investment in Sprint and the PCS Group, including the effects of any legal proceedings and claims against the FON Group.

Various suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to the PCS Group combined financial statements.

Commitments

The PCS Group has procurement and service contracts with certain vendors. These contracts are for the engineering and construction of the PCS network. The

                                     III-19
contracts provide for initial terms of three to five years through 2002 with renewals for additional one-year terms. At year-end 1998, $696 million of the total commitment was satisfied, leaving a remaining commitment of $204 million.

The PCS Group has a purchase and supply contract with a vendor to purchase handsets and other equipment totaling more than $600 million through April 2000. At year-end 1998, the remaining commitments totaled $163 million.

In June 1998, the PCS Group became the managing partner of Cox PCS. At year-end 1998, the PCS Group owned 59.2% of Cox PCS. Cox holds the minority interest in the partnership. Under the partnership agreement, Cox has the right to require the PCS Group to purchase, under certain circumstances, all or part of Cox's interest in Cox PCS, which could involve significant cash requirements. Cox may require the PCS Group to acquire an additional 10.2% interest in Cox PCS per year through 2000. Beginning in 2001 through 2005, Cox may require the PCS Group to acquire up to all of its interest in Cox PCS. Cox has given the PCS Group notice to start the appraisal process related to a potential put of all or a portion of Cox's remaining partnership interest to the PCS Group.

Operating Leases

The PCS Group's minimum rental commitments at year-end 1998 for all noncancelable operating leases, consisting mainly of leases for cell and switch sites and office space, are as follows:

- -------------------------
            (in millions)
1999           $194.6
2000            186.2
2001            145.2
2002             87.4
2003             30.5
Thereafter       64.8
- -------------------------

The PCS Group's gross rental expense totaled $256 million in 1998 and $4 million in 1997. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

- --------------------------------------------------------------------------------
9. Financial Instruments
- --------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of the PCS Group's financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values the PCS Group could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair values presented at year-end 1998, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1998 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of the PCS Group's financial instruments at year-end 1998 were as follows:

- -----------------------------------------------------------------
                                                     1998
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
- -----------------------------------------------------------------
                                                 (in millions)
Cash and equivalents                          $  172.7  $  172.7
Long-term debt and capital lease obligations   7,921.0   8,111.1
- -----------------------------------------------------------------

The PCS Group did not have any financial instruments at year-end 1997.

The carrying values of the PCS Group's cash and equivalents approximate fair value. The estimated fair value of the PCS Group's long-term debt is based on quoted market prices for publicly traded issues. The estimated fair value of all other issues is based on the present value of estimated future cash flows using a discount rate based on the risks involved.

Concentrations of Credit Risk

The PCS Group's accounts receivable are not subject to any concentration of credit risk.

Interest Rate Swap Agreements

In 1998, Sprint deferred losses from interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. These losses were allocated to the FON Group and the PCS Group. The PCS Group's share of these deferred losses totaled $59 million and will be amortized to interest expense using the effective interest method over the term of the debt. There were no deferred gains or losses related to any terminated interest rate swap agreements at year-end 1997 or 1996.

                                     III-20

- --------------------------------------------------------------------------------
10. Additional Financial Information
- --------------------------------------------------------------------------------

Supplemental Cash Flows Information

The PCS Group received cash from the FON Group of $20 million related to income taxes in 1998.

Noncash activities for the PCS Group included the following:

- -------------------------------------------------------------------------------
                                                                      1998
- -------------------------------------------------------------------------------
                                                                  (in millions)
Common stock issued to the Cable Partners to purchase Sprint PCS    $3,200.3
                               ------------------------------------------------
Capital lease obligations                                           $  460.0
                               ------------------------------------------------
Conversion of interim financing to preferred intergroup interest    $  279.2
                               ------------------------------------------------
Preferred stock issued to the Cable Partners in exchange for
 interim financing                                                  $  246.8
                               ------------------------------------------------

See Note 3 for more details about the assets and liabilities acquired in the PCS Restructuring.

Intergroup Investments and Transactions

Sprint FON Group Investments in the Sprint PCS Group

The following table reflects the FON Group's noncurrent investments in the PCS Group, which have been eliminated in Sprint's consolidated financial statements:

- --------------------------------------------
                                1998   1997
- --------------------------------------------
                               (in millions)
Preferred intergroup interest  $279.2 $  --
Long-term loans                 180.0    --
Investment in debt securities   164.6  142.4
Common intergroup interest       32.3    --
- --------------------------------------------
Total                          $656.1 $142.4
                           -----------------

Preferred Intergroup Interest

The FON Group provided Sprint PCS and the PCS Group with interim financing from the date the PCS Restructuring agreement was signed in May 1998 until it was completed in November 1998. As part of the PCS Restructuring, Sprint converted this financing, totaling $279 million, into an intergroup interest representing
0.3 million shares of 10-year PCS preferred stock convertible into a PCS common intergroup interest.

Long-term Loans

Sprint provided Sprint PCS with additional interim financing of $180 million from May 1998 through November 1998.

Investment in Debt Securities

In 1996, Sprint purchased $183 million (face value) of Sprint PCS Senior Discount notes for $100 million. The bonds mature in 2006. The accreted cost of the notes was $133 million at year-end 1998 and $118 million at year-end 1997. Gross unrealized holding gains totaled $32 million at year-end 1998 and $24 million at year-end 1997.

Common Intergroup Interest

The FON Group holds a 1% intergroup interest in the PCS Group. This interest represents 4.5 million notional PCS shares, and includes 2.7 million shares held in treasury by the FON Group. These shares do not carry any vote.

The FON Group's 1% share of the PCS Group's net loss since the date of the PCS Restructuring totaled $6.1 million and was included in "Other income, net" in the Sprint FON Group Combined Statements of Income.

Intergroup Interest Expense

The PCS Group incurred intergroup interest expense of $92 million in 1998 and $24 million in 1997 related to advances and loans from the FON Group. See Note 2 for a more detailed description of how Sprint allocates interest expense to each of the Groups.

Related Party Transactions

Sprint PCS Group

The Cable Partners advanced PhillieCo $26 million in 1998 and $24 million in 1997. These advances, which accrue interest at prime, mature in the 1999 first quarter.

Sprint PCS

The following discussion reflects related party transactions between Sprint and Sprint PCS prior to the PCS Restructuring:

Sprint provided Sprint PCS with invoicing and operator services, and switching equipment. Sprint PCS is also using the long distance division as its interexchange carrier. Charges to Sprint PCS for these services totaled $125 million in 1998, $61 million in 1997 and $1 million in 1996.

Sprint provided management, printing, mailing and warehousing services to Sprint PCS. Charges to Sprint PCS for these services totaled $30 million in 1998, $11 million in 1997, and $12 million in 1996.

Sprint had a vendor financing loan to Sprint PCS for $300 million at year-end 1997 which was repaid in 1998. Sprint also loaned Sprint PCS $114 million in 1998 and $21 million in 1997, which will be repaid in the 1999 first quarter.

                                     III-21

Major Customer

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail outlet, and service revenues generated by sales to its customers, accounted for 25% of net operating revenues in 1998.

- --------------------------------------------------------------------------------
11. Recently Issued Accounting Pronouncement
- --------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualified for hedge accounting. When adopted in January 2000, this statement is not expected to have a material impact on the PCS Group's combined financial statements.

                                     III-22

- --------------------------------------------------------------------------------
12. Quarterly Financial Data (Unaudited)
- --------------------------------------------------------------------------------

                                                     Quarter
                                      ----------------------------------------
1998                                    1st       2nd       3rd        4th
- -------------------------------------------------------------------------------
                                      (in millions, except per share data)
Net operating revenues                $  203.3  $  264.8  $  319.9  $    437.4
Operating loss(/1/)                     (468.8)   (507.3)   (564.9)   (1,028.4)
Loss before extraordinary item(/1/)     (145.2)   (152.9)   (176.2)     (615.3)
Net loss(/1/)                           (145.2)   (152.9)   (176.2)     (646.5)
Pro forma diluted and basic loss per
 common share before extraordinary
 item(/2/)                               (0.97)    (0.98)    (1.04)      (1.43)
                                                     Quarter
                                      ----------------------------------------
1997                                    1st       2nd       3rd        4th
- -------------------------------------------------------------------------------
                                      (in millions, except per share data)
Operating loss                        $   (0.7) $   (2.5) $   (2.6) $    (12.7)
Loss before extraordinary items          (53.0)    (86.7)   (117.6)     (161.8)
Net loss                                 (53.0)    (86.7)   (117.6)     (161.8)
Pro forma diluted and basic loss per
 common share before extraordinary
 item(/2/)                               (0.66)    (0.79)    (0.95)      (1.12)

(/1/In)the 1998 fourth quarter, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired IPR&D costs related to the PCS Restructuring. This charge increased operating loss and loss before extraordinary item by $179 million.
(/2/Pro)forma loss per share assumes the PCS Restructuring, Recapitalization and Top-up occurred at the beginning of 1997 and excludes the PCS Group's write-off of $179 million of acquired IPR&D. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.

- --------------------------------------------------------------------------------
13. Subsequent Event (Unaudited)
- --------------------------------------------------------------------------------

In February 1999, Sprint completed an offering of Series 1 PCS Stock. In this offering, Sprint sold 24.4 million shares at a price to the public of $28.75 per share. The net proceeds to Sprint totaled $672 million. In connection with this offering, FT and DT purchased 6.1 million shares of Series 3 PCS stock. The net proceeds to Sprint from the sale of this stock totaled $169 million. The proceeds from the offering and purchase by FT and DT were attributed to the PCS Group and will be used for the continued buildout of the PCS network and working capital needs.

                                     III-23

                                SPRINT PCS GROUP

            SCHEDULE II--COMBINED VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1998

                                             Additions
                                   ------------------------------
                          Balance                Charged Charged                 Balance
                         Beginning      PCS        to    to Other   Other        End of
                          of Year  Restructuring Income  Accounts Deductions      Year
- ----------------------------------------------------------------------------------------
                                                (in millions)
1998
 Allowance for doubtful
  accounts                 $--      $  7.7(/1/)   $13.7   $ --      $(10.7)(/3/) $ 10.7
                                   -----------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $--      $192.0(/2/)   $ --    $16.2     $  --        $208.2
                                   -----------------------------------------------------

There was no activity in the valuation and qualifying accounts for 1997 and 1996.

(/1/As)discussed in Note 3, the PCS Group's assets and liabilities were recorded at their fair values on the PCS Restructuring date. Therefore, the data presented in this schedule reflects activity since the PCS Restructuring.

(/2/Represents)a valuation allowance for deferred income tax assets recorded in the purchase price allocation related to the PCS Restructuring.

(/3/Accounts)written off, net of recoveries.

                                     III-24