Form 10-Q
period 1999-03-31
SPRINT CORP
filed 1999-05-13
CIK 101830

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   March 31, 1999
                               -------------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to

Commission file number                          1-4721

                               SPRINT CORPORATION
             (Exact name of registrant as specified in its charter)


            KANSAS                                     48-0457967
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                     Identification No.)


 P.O. Box 11315, Kansas City, Missouri                   64112
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code         (913) 624-3000
                                                    ----------------------------

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


Yes    X          No

                 COMMON SHARES OUTSTANDING AT MARCH 31, 1999:
                        FON COMMON STOCK 346,309,543
                        PCS COMMON STOCK 404,363,327
                        CLASS A COMMON STOCK 86,236,036



TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements                                                               1

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         1

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         1

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  2

             Item 2.  Changes in Securities                                                              2

             Item 3.  Defaults Upon Senior Securities                                                    2

             Item 4.  Submission of Matters to a Vote of Security Holders                                2

             Item 5.  Other Information                                                                  3

             Item 6.  Exhibits and Reports on Form 8-K                                                   4

Signature                                                                                                5

Exhibits

ANNEX I
SPRINT CORPORATION

Consolidated Financial Information
Consolidated  Statements of Operations for the quarters ended March 31, 1999 and 1998                   I-1
Consolidated Statements of Comprehensive Income (Loss) for the quarters ended March 31, 1999 and 1998   I-3
Consolidated  Balance  Sheets  as of March  31,  1999 and December  31, 1998                            I-4
Consolidated  Statements  of Cash Flows for the quarters ended March 31, 1999 and 1998                  I-6
Consolidated Statement of Shareholders' Equity for the  quarter  ended  March  31, 1999                 I-7
Condensed  Notes to Consolidated Financial Statements                                                   I-8

Management's Discussion and Analysis of Financial Condition and Results of Operations                   I-12


ANNEX II
SPRINT FON GROUP

Combined Financial Information
Combined Statements of Operations for the quarters ended March 31, 1999 and 1998                        II-1
Combined Statements of Comprehensive Income for the quarters ended March 31, 1999 and 1998              II-2
Combined Balance Sheets as of March 31, 1999 and December 31, 1998                                      II-3
Combined Statements of Cash Flows for the quarters ended March 31, 1999 and 1998                        II-4
Condensed Notes to Combined Financial Statements                                                        II-5

Management's Discussion and Analysis of Financial Condition and Results of Operations                   II-9


ANNEX III
SPRINT PCS GROUP

Combined Financial Information
Combined Statements of Operations for the quarters ended March 31, 1999 and 1998                       III-1
Combined Balance Sheets as of March 31, 1999 and December 31, 1998                                     III-2
Combined Statements of Cash Flows for the quarters ended March 31, 1999 and 1998                       III-3
Condensed Notes to Combined Financial Statements                                                       III-4

Management's Discussion and Analysis of Financial Condition and Results of Operations                  III-7



Part I - Financial Information

Item 1.  Financial Statements

         For information required by Item 1, refer to the Sprint Corporation consolidated financial statements filed as part of this document in Annex I, the Sprint FON Group combined financial statements filed as part of this document in Annex II and the Sprint PCS Group combined financial statements filed as part of this document in Annex III.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         For information required by Item 2, refer to the "Sprint Corporation Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex I, the "Sprint FON Group Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex II and the "Sprint PCS Group Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex III.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Sprint's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt, is not material. There have been no material changes in market risk since year-end 1998.

PART II. - Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended March 31, 1999.

Item 2.  Changes in Securities

         On April 20, 1999, the Sprint Board declared a 2-for-1 stock split of its FON Common Stock in the form of a dividend payable in shares of FON Common Stock. As required by Sprint's Articles of Incorporation, the Board adjusted the Liquidation Units attributed to each share of FON Common Stock. Following distribution of the stock dividend, one-half of a Liquidation Unit will be attributed to each share of FON Common Stock.

         A dividend payable in shares of FON Common Stock was also declared on the Class A Common Stock. Consequently, the Board made a similar adjustment to the number of Liquidation Units attributed to the Class A Common Stock. Following distribution of the stock dividend, one-half of a Liquidation Unit will be attributed to each share of FON Common Stock underlying the Class A Common Stock.

         The Board also adjusted the number of FON Group Rights associated with each share of FON Common Stock under Sprint's Shareholder Rights Plan. Following distribution of the stock dividend, one-half of a FON Group Right will be associated with each share of FON Common Stock. A comparable adjustment was made to the Rights associated with the Class A Common Stock.

         The number of shares of FON Common Stock into which Sprint's First and Second Series Convertible Preferred Stock can be converted will also adjust following the record date for the stock dividend. The First Series Convertible Preferred Stock will convert into 6 shares of FON Common Stock and 1.5 shares of PCS Common Stock. The Second Series Convertible Preferred Stock will convert into 6.18 shares of FON Common Stock and 1.54 shares of PCS Common Stock.

         In February 1999, Sprint issued an aggregate of 6,100,750 shares of Series 3 PCS stock that were not registered under the Securities Act of 1933, as amended, to FT and DT for an aggregate of $169 million. These shares were purchased by FT and DT in conjunction with the registered public offering of 24,403,000 shares of Series 1 PCS stock in order to maintain their aggregate voting power at 20% of Sprint's outstanding voting power.

         The sale of shares to FT and DT was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No solicitation was made to sell such shares to the public and FT and DT were each provided with all material information that was available regarding Sprint. FT and DT are accredited investors having sufficient knowledge and experience in financial and business matters necessary to evaluate the merits and risks of their investment. FT and DT were informed that the transactions were being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.


Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         Annual Meeting

         On April 20, 1999, Sprint held its Annual Meeting of Shareholders. In addition to the election of three Class I Directors to serve for a term of three years, the shareholders approved the appointment of Ernst & Young LLP as independent auditors for Sprint. The shareholders did not approve three shareholder proposals.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                             For                 Withheld
           ------------------------- --------------------- ---------------------
           Warren L. Batts               320,962,700             2,220,545
           Irvine O. Hockaday, Jr.       321,084,553             2,098,692
           Ronald T. LeMay               320,979,855             2,203,390

         The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 1999:

           For                                              426,388,442
           Against                                            1,608,423
           Abstain                                              686,188

         The following votes were cast with respect to a shareholder proposal urging the Board of Directors of Sprint to adopt a policy eliminating fees paid to Directors for attending board and committee meetings:

           For                                               17,725,430
           Against                                          365,291,693
           Abstain                                            6,130,652
           Broker non-votes                                  39,535,278


         The following votes were cast with respect to a shareholder proposal urging the Board of Directors of Sprint to establish a political "Soft Dollar" or "Soft Money" contributions program that includes features for shareholders to be provided contribution guidelines and comprehensive political contribution reporting upon request:

           For                                               32,085,747
           Against                                          341,787,581
           Abstain                                           15,274,447
           Broker non-votes                                  39,535,278

         The following votes were cast with respect to a shareholder proposal urging the Board of Directors of Sprint to adopt a policy against making compensation awards to officers and Directors which are contingent on a change of control of Sprint unless such awards are submitted to a vote of shareholders and approved by a majority of the votes cast:

           For                                              113,734,488
           Against                                          268,082,998
           Abstain                                            7,330,288
           Broker non-votes                                  39,535,279

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

         For the 1999 first quarter, Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $276 million. For the 1998 first quarter, Sprint's ratio of earnings to fixed charges was 2.33. The ratio was computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income from continuing operations before taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include (a) interest on all debt of continuing operations (including amortization of debt issuance costs), (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.

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

                (c) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom S.A. and Deutsche Telekom AG (filed as
                         Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

           (10)   Executive Compensation Plans and Arrangements

                  (a) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers.

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule

                  (a)    March 31, 1999

     (b) Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated February 2, 1999, in which it reported that it had announced fourth quarter 1998 and calendar year 1998 results in both its FON Group and its PCS Group. It also reported that the Clinton administration's annual budget proposal contained a recommendation to change the tax treatment of tracking stocks.

         The news release regarding fourth quarter 1998 and calendar year 1998 results, which was included as an Exhibit to the Current Report, included the following financial information:

               FON Group Combined Statements of Income
               FON Group Selected Operating Results
               FON Group Condensed Combined Balance Sheets
               FON Group Condensed Cash Flow Information
               PCS Group Combined Statements of Operations
               PCS Group Condensed Combined Balance Sheets
               PCS Group Combined Cash Flow Information
               Sprint Corporation Condensed Consolidated Balance Sheets
               Sprint Corporation Condensed Consolidated Cash Flow Information

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


Dated:  May 13, 1999

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

                (c) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom S.A. and Deutsche Telekom AG (filed as
                         Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

           (10)   Executive Compensation Plans and Arrangements

                  (a) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers.

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule

                  (a)    March 31, 1999