Form 10-Q
period 1999-06-30
SPRINT CORP
filed 1999-08-16
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   June 30, 1999
                               -------------------------------------------------

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


Yes    X          No

                   COMMON SHARES OUTSTANDING AT JUNE 30, 1999:
                          FON COMMON STOCK 781,270,186
                          PCS COMMON STOCK 429,330,031
                          CLASS A COMMON STOCK 86,236,036




TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements                                                               1

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         1

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         1

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  2

             Item 2.  Changes in Securities                                                              2

             Item 3.  Defaults Upon Senior Securities                                                    2

             Item 4.  Submission of Matters to a Vote of Security Holders                                2

             Item 5.  Other Information                                                                  3

             Item 6.  Exhibits and Reports on Form 8-K                                                   4

Signature                                                                                                7

Exhibits

ANNEX I
SPRINT CORPORATION

Consolidated Financial Information
Consolidated Statements of Operations                                                                   I-1
Consolidated Statements of Comprehensive Income (Loss)                                                  I-3
Consolidated Balance Sheets                                                                             I-4
Consolidated Statements of Cash Flows                                                                   I-6
Consolidated Statement of Shareholders' Equity                                                          I-7
Condensed Notes to Consolidated Financial Statements                                                    I-8

Management's Discussion and Analysis of Financial Condition and Results of Operations                   I-13


ANNEX II
SPRINT FON GROUP

Combined Financial Information
Combined Statements of Operations                                                                       II-1
Combined Statements of Comprehensive Income                                                             II-2
Combined Balance Sheets                                                                                 II-3
Combined Statements of Cash Flows                                                                       II-4
Condensed Notes to Combined Financial Statements                                                        II-5

Management's Discussion and Analysis of Financial Condition and Results of Operations                   II-10


ANNEX III
SPRINT PCS GROUP

Combined Financial Information
Combined Statements of Operations                                                                      III-1
Combined Balance Sheets                                                                                III-2
Combined Statements of Cash Flows                                                                      III-3
Condensed Notes to Combined Financial Statements                                                       III-4

Management's Discussion and Analysis of Financial Condition and Results of Operations                  III-7


Part I. - Financial Information

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

PART II. - Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 1999.

Item 2.  Changes in Securities

         On April 20, 1999, the Sprint Board declared a two-for-one stock split of Sprint's FON Common Stock in the form of a dividend payable in shares of FON Common Stock. As required by Sprint's Articles of Incorporation, the Board adjusted the Liquidation Units attributed to each share of FON Common Stock. Following distribution of the stock dividend, one-half of a Liquidation Unit is attributed to each share of FON Common Stock.

         A dividend payable in shares of FON Common Stock was also declared on the Class A Common Stock. Consequently, the Board made a similar adjustment to the number of Liquidation Units attributed to the Class A Common Stock. Following distribution of the stock dividend, one-half of a Liquidation Unit is attributed to each share of FON Common Stock underlying the Class A Common Stock.

         The Board also adjusted the number of FON Group Rights associated with each share of FON Common Stock under Sprint's Shareholder Rights Plan. Following distribution of the stock dividend, one-half of a FON Group Right is associated with each share of FON Common Stock. A comparable adjustment was made to the Rights associated with the Class A Common Stock.

         The number of shares of FON Common Stock into which Sprint's First and Second Series Convertible Preferred Stock can be converted was also adjusted. The First Series Convertible Preferred Stock now converts into 6 shares of FON Common Stock and 1.5 shares of PCS Common Stock. The Second Series Convertible Preferred Stock now converts into 6.18 shares of FON Common Stock and 1.54 shares of PCS Common Stock.

         In May 1999, Sprint issued an aggregate of 24,299,504 shares of Series 2 PCS Stock that were not registered under the Securities Act of 1933 to affiliates of Cox Communications ("Cox") in exchange for their 40.8% interest in Cox Communications PCS, L.P., which provides wireless personal communications services in the Los Angeles --San Diego -- Las Vegas MTA.

         The sale of shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No solicitation was made to sell such shares to the public and all material information regarding Sprint was available to Cox. Cox is an accredited investor having sufficient knowledge and experience in financial and business matters necessary to evaluate the merits and risks of its investment. Cox was informed that the transaction was being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 1999.

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

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                              For                 Withheld
           ------------------------ ----------------------- --------------------
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

         The following votes were cast with respect to a shareholder proposal urging the Sprint Board to adopt a policy eliminating fees paid to Directors for attending board and committee meetings:

           For                                               17,725,430
           Against                                          365,291,693
           Abstain                                            6,130,652
           Broker non-votes                                  39,535,278


         The following votes were cast with respect to a shareholder proposal urging the Sprint Board to establish a political "Soft Dollar" or "Soft Money" contributions program that includes features for shareholders to be provided contribution guidelines and comprehensive political contribution reporting upon request:

           For                                               32,085,747
           Against                                          341,787,581
           Abstain                                           15,274,447
           Broker non-votes                                  39,535,278

         The following votes were cast with respect to a shareholder proposal urging the Sprint Board to adopt a policy against making compensation awards to officers and Directors which are contingent on a change of control of Sprint unless such awards are submitted to a vote of shareholders and approved by a majority of the votes cast:

           For                                              113,734,488
           Against                                          268,082,998
           Abstain                                            7,330,288
           Broker non-votes                                  39,535,279

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

         Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $162 million in the 1999 second quarter and $438 million for the 1999 year-to-date period. Sprint's ratio of earnings to fixed charges was 2.14 for the 1998 second quarter and 2.23 for the 1998 year-to-date period. The ratios were computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include (a) interest on all debt of continuing operations, including amortization of debt issuance costs, (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.

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

          (10)  Executive Compensation Plans and Arrangements:

                  (a) Summary of Amendments to Stock Based Plans in Connection with the FON Common Stock Split.

                  (b) 1990 Stock Option Plan, as amended (filed as Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the 1990 Stock Option Plan. Also see Exhibit 10(a).

                  (c) Management Incentive Stock Option Plan, as amended (filed as Exhibit 10(n) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the Management Incentive Stock Option Plan. Also see Exhibit 10(a).

                  (d) Executive Deferred Compensation Plan, as amended (filed as Exhibit (10)(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference). Summary of amendments (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference). Summary of additional amendments (filed as
                         Exhibit 10(m) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the Directors' Deferred Fee Plan, the Executive Deferred Compensation Plan and the Centel Directors Deferred Compensation Plan in Connection with the FON Common Stock Split.

                  (e) Directors' Deferred Fee Plan, as amended (filed as Exhibit (10)(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference. Summary of amendments (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference). Summary of additional amendments (filed as Exhibit 10(m) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the Directors' Deferred Fee Plan, the Executive Deferred Compensation Plan and the Centel Directors Deferred Compensation Plan in Connection with the FON Common Stock Split (see
                         Exhibit 10(d)).

                  (f)    1985 Stock  Option Plan,  as amended  (filed as Exhibit
                         (10)(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference). Also see Exhibit 10(a).

                  (g)    1990  Restricted  Stock  Plan,  as  amended  (filed  as
                         Exhibit 10(l) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Also see Exhibit 10(a).

                  (h) 1997 Long-Term Stock Incentive Program (filed as part of Annex VII to the proxy statement/prospectus that forms a part of Sprint Corporation's Registration Statement on Form S-4 (No. 333-65173) and incorporated herein by reference). Also see Exhibit 10(a).

                  (i) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference). Also see
                         Exhibit 10(a).

                  (j) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference). Summary of Amendments to the Directors' Deferred Fee Plan, the Executive Deferred Compensation Plan and the Centel Directors Deferred Compensation Plan (see Exhibit 10(d)).

          (12)  Computation of Ratio of Earnings to Fixed Charges

          (27)  Financial Data Schedule

                  (a)    June 30, 1999

     (b) Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated April 20, 1999, in which it reported that it had announced first quarter 1999 results in both its FON Group and its PCS Group. It also reported that the Sprint Board had declared a 2-for-1 stock split of its FON Common Stock in the form of a dividend payable in shares of FON Common Stock, and that Cox Communications had exercised its right to require Sprint to purchase Cox's 40.8% interest in Cox Communications PCS, L.P.

         The news release regarding first quarter 1999 results, which was included as an Exhibit to the Current Report, included the following financial information:

               Sprint FON Group Combined Statements of Income
               Sprint FON Group Selected Operating Results
               Sprint FON Group Condensed Combined Balance Sheets
               Sprint FON Group Condensed Combined Cash Flow Information Sprint PCS Group Combined Statements of Operations
               Sprint PCS Group Condensed Combined Balance Sheets
               Sprint PCS Group Condensed Combined Cash Flow Information Sprint Corporation Condensed Consolidated Balance Sheets
               Sprint Corporation Condensed Consolidated Cash Flow Information

         Sprint filed a Current Report on Form 8-K dated May 3, 1999, in which it reported that it had entered into a definitive agreement to acquire Videotron USA, the wireless broadband subsidiary of LE Groupe Videotron Ltee, and to purchase Transworld Telecommunications Inc. It also reported that it had previously agreed to acquire People's Choice TV Corp. and American Telecasting, Inc.

         Sprint filed a Current Report on Form 8-K dated June 13, 1999, in which it reported that Deloitte & Touche LLP, the independent auditors for Sprint Spectrum Holding Company, L.P., and its subsidiaries, had been replaced by Ernst & Young LLP.

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


Dated:  August 16, 1999

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

          (10)  Executive Compensation Plans and Arrangements:

                  (a) Summary of Amendments to Stock Based Plans in Connection with the FON Common Stock Split.

                  (b) 1990 Stock Option Plan, as amended (filed as Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the 1990 Stock Option Plan. Also see Exhibit 10(a).

                  (c) Management Incentive Stock Option Plan, as amended (filed as Exhibit 10(n) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the Management Incentive Stock Option Plan. Also see Exhibit 10(a).

                  (d) Executive Deferred Compensation Plan, as amended (filed as Exhibit (10)(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference). Summary of amendments (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference). Summary of additional amendments (filed as
                         Exhibit 10(m) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the Directors' Deferred Fee Plan, the Executive Deferred Compensation Plan and the Centel Directors Deferred Compensation Plan in Connection with the FON Common Stock Split.

                  (e) Directors' Deferred Fee Plan, as amended (filed as Exhibit (10)(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference. Summary of amendments (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference). Summary of additional amendments (filed as Exhibit 10(m) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Summary of Amendments to the Directors' Deferred Fee Plan, the Executive Deferred Compensation Plan and the Centel Directors Deferred Compensation Plan in Connection with the FON Common Stock Split (see
                         Exhibit 10(d)).

                  (f)    1985 Stock  Option Plan,  as amended  (filed as Exhibit
                         (10)(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference). Also see Exhibit 10(a).

                  (g)    1990  Restricted  Stock  Plan,  as  amended  (filed  as
                         Exhibit 10(l) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference). Also see Exhibit 10(a).

                  (h) 1997 Long-Term Stock Incentive Program (filed as part of Annex VII to the proxy statement/prospectus that forms a part of Sprint Corporation's Registration Statement on Form S-4 (No. 333-65173) and incorporated herein by reference). Also see Exhibit 10(a).

                  (i) Amended and Restated Centel Director Stock Option Plan (filed as Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference). Also see
                         Exhibit 10(a).

                  (j) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit (10)(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference). Summary of Amendments to the Directors' Deferred Fee Plan, the Executive Deferred Compensation Plan and the Centel Directors Deferred Compensation Plan (see Exhibit 10(d)).

          (12)  Computation of Ratio of Earnings to Fixed Charges

          (27)  Financial Data Schedule

                  (a)    June 30, 1999