Form 10-Q
period 1999-09-30
SPRINT CORP
filed 1999-11-15
CIK 101830

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   September 30, 1999
                               -------------------------------------------------

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
                                                    ----------------------------

  ------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for these shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.


Yes    X          No

                                COMMON SHARES OUTSTANDING AT SEPTEMBER 30, 1999:
                                       FON COMMON STOCK 785,205,312
                                       PCS COMMON STOCK 430,943,414
                                       CLASS A COMMON STOCK 86,236,036



TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements                                                               1

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         1

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         1

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  2

             Item 2.  Changes in Securities                                                              2

             Item 3.  Defaults Upon Senior Securities                                                    2

             Item 4.  Submission of Matters to a Vote of Security Holders                                3

             Item 5.  Other Information                                                                  3

             Item 6.  Exhibits and Reports on Form 8-K                                                   3

Signature                                                                                                5

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

PART II. - Other Information

Item 1.  Legal Proceedings

         Seven purported class action suits were filed by shareholders in connection with the proposed merger of Sprint Corporation ("Sprint") into MCI WorldCom, Inc. The suits allege that Sprint's directors breached their fiduciary duties, and certain other duties, to shareholders by entering into the Agreement and Plan of Merger with MCI WorldCom, Inc. and seek various relief, including injunction of the merger, requiring Sprint to conduct an auction for the sale of the company and awarding compensatory damages and costs.

         The following six lawsuits were filed in Johnson County, Kansas District Court:

               Miller, et al. v. Sprint Corporation, William T. Esrey, Ronald T. LeMay, Dubose Ausley, Michel Bon, Harold S. Hook, Linda Koch Lorimer, Charles E. Rice and Ron Sommer, filed October 5, 1999.

               Michael Feder, et al. v. Sprint Corporation, Louis W. Smith, Ronald T. LeMay, Irvine O. Hockaday, Jr., Michael [sic] Bon, Dr. Ron Somner [sic], Dubose Ausley, Linda Koch Lorimer, William T. Esrey, Warren L. Batts, Harold S. Hook, Stewart Turley and Charles E. Rice, filed October 5, 1999.

               Artemis Tsekouras, et al. v. Sprint Corporation, Louis W. Smith, Ronald T. LeMay, Irvine O. Hockaday Jr., Michael [sic] Bon, Dr. Ron Somner [sic], Dubose Ausley, Linda Koch Lorimer, William T. Esrey, Warren L. Batts, Harold S. Hook, Stewart Turley and Charles E. Rice, filed October 4, 1999.

               Selma Kaiser, et al. v. Sprint Corporation, William T. Esrey, Ronald T. LeMay, Dubose Ausley, Michel Bon, Harold S. Hook, Linda Koch Lorimer, Charles E. Rice and Ron Sommer, filed October 7, 1999.

               Cohen v. William T. Esrey, Ronald T. LeMay, Warren L. Batts, Irvine O. Hockaday, Jr., Harold S. Hook, Charles E. Rice, Linda Koch Lorimer, Stewart Turley, Dubose Ausley, Michael [sic] Bon, Ron Sommer and Sprint Corporation, filed on October 5, 1999.

               Kane v. William T. Esrey, Ronald T. LeMay, Warren L. Batts, Irvine O. Hockaday, Jr., Harold S. Hook, Charles E. Rice, Linda Koch Lorimer, Stewart Turley, Dubose Ausley, Michael [sic] Bon, Ron Sommer and Sprint Corporation, filed October 5, 1999.

         The  following  suit was filed in the Supreme Court of the State of New
         York:

               Seinfeld v. William T. Esrey, Warren L. Batts, Irvine O. Hockaday, Jr., Ronald T. LeMay, Harold S. Hook, Charles E. Rice, Linda Koch Lorimer, Stewart Turley, Dubose Ausley, Michel Bon, Ron Sommer and Sprint Corporation, filed October 4, 1999.

Item 2.  Changes in Securities

         In September, 1999, Sprint issued an aggregate of 750,000 shares of Series 3 FON Stock and 290,000 shares of Series 3 PCS stock that were not registered under the Securities Act of 1933, as amended, to France Telecom S.A. ("FT") and Deutsche Telekom AG ("DT") for an aggregate of $42.5 million. These shares were purchased by FT and DT in order to maintain their aggregate voting power at 20% of Sprint's outstanding voting power.

         The sale of shares to FT and DT was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No solicitation was made to sell such shares to the public and all material information regarding Sprint was available to FT and DT. FT and DT are accredited investors having sufficient knowledge and experience in financial and business matters necessary to evaluate the merits and risks of their investment. FT and DT were informed that the transactions were being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 1999.

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

         Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $290 million in the 1999 third quarter and $728 million for the 1999 year-to-date period. Sprint's ratio of earnings to fixed charges was
         2.19 for the 1998 third quarter and 2.20 for the 1998 year-to-date period. The ratios were computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include (a) interest on all debt of continuing operations, including amortization of debt issuance costs, (b) the interest component of operating rents, and (c) the pre-tax cost of subsidiary preferred stock dividends.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (2)  Agreement and Plan of Merger:

                (a) Agreement and Plan of Merger dated as of October 4, 1999 between MCI WorldCom, Inc. and Sprint Corporation (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated October 5, 1999 and incorporated herein by reference).

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

           (10)   Material Agreements:

                 (a) 364-Day Credit Agreement, dated as of August 6, 1999, among Sprint Corporation and Sprint Capital
                         Corporation, as Borrowers, and the Initial Lenders named therein, as Initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as Documentation Agents (filed as
                         Exhibit 99-B to Sprint Corporation Current Report on Form 8-K dated October 20, 1999 and incorporated by reference).

           (10)   Executive Compensation Plans and Arrangements:

                  (b) 1990 Restricted Stock Plan, as amended.

                  (c) Directors' Deferred Fee Plan, as amended.

                  (d) Amended and Restated Centel Directors Deferred
                      Compensation Plan.

                  (e) 1990 Stock Option Plan, as amended.

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule

                  (a)  September 30, 1999

     (b) Reports on Form 8-K

               Sprint filed a Current Report on Form 8-K dated July 21, 1999, in which it included selected financial data to reflect the effects of the 1999 second quarter two-for-one stock split of the FON Common Stock on FON Group earnings and dividends per share.

               Sprint filed a Current Report on Form 8-K dated October 5, 1999, in which it reported that it had entered into a definitive merger agreement with MCI WorldCom, Inc.

               Sprint filed a Current Report on Form 8-K dated October 20, 1999, in which it reported that it had announced third quarter 1999 results in both its FON Group and its PCS Group. Sprint also reported that seven purported class action lawsuits had been filed by shareholders in connection with the proposed merger of Sprint into MCI WorldCom, Inc.

               The news release regarding third quarter 1999 results, which was included as an Exhibit to the Current Report dated October 20, 1999, included the following financial information:

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







                                      SPRINT CORPORATION
                                      (Registrant)





                                      By    /s/ John P. Meyer
                                            John P. Meyer
                                            Senior Vice President -- Controller
                                            Principal Accounting Officer


Dated:  November 12, 1999

         EXHIBIT                   EXHIBIT INDEX
         NUMBER

           (2)  Agreement and Plan of Merger:

                (a) Agreement and Plan of Merger dated as of October 4, 1999 between MCI WorldCom, Inc. and Sprint Corporation (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated October 5, 1999 and incorporated herein by reference).

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

           (10)   Material Agreements:

                  (a) 364-Day Credit Agreement, dated as of August 6, 1999, among Sprint Corporation and Sprint Capital
                         Corporation, as Borrowers, and the Initial Lenders named therein, as Initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as Documentation Agents (filed as
                         Exhibit 99-B to Sprint Corporation Current Report on Form 8-K dated October 20, 1999 and incorporated by reference).

           (10)   Executive Compensation Plans and Arrangements:

                  (b) 1990 Restricted Stock Plan, as amended.

                  (c) Directors' Deferred Fee Plan, as amended.

                  (d) Amended and Restated Centel Directors Deferred
                      Compensation Plan.

                  (e) 1990 Stock Option Plan, as amended.

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule

                  (a)  September 30, 1999