Form 10-K405
period 1999-12-31
SPRINT CORP
filed 2000-03-24
CIK 101830

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from   to

                         Commission File Number 1-04721

                               SPRINT CORPORATION
             (Exact name of registrant as specified in its charter)

                 KANSAS                                48-0457967
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

 P.O. Box 11315, Kansas City, Missouri                   64112
    (Address of principal executive                    (Zip Code)
                offices)                              (913) 624-3000
     Registrant's telephone number,
          including area code

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class          Name of each exchange on which registered
               -------------------          -----------------------------------------
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

Aggregate market value of voting and non-voting stock held by non-affiliates at February 29, 2000, was $86,009,182,449.

                COMMON SHARES OUTSTANDING AT FEBRUARY 29, 2000:

                 FON COMMON STOCK      789,829,611
                 PCS COMMON STOCK      913,848,026
                 CLASS A COMMON STOCK   86,236,036

                      Documents incorporated by reference.

Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1999, is incorporated by reference in Part III hereof.

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K                                    Sprint Corporation
Part I

--------------------------------------------------------------------------------
Item 1. Business
--------------------------------------------------------------------------------

The Corporation

Sprint Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company.

In October 1999, Sprint announced a definitive merger agreement with MCI WorldCom. Under the agreement, each share of Sprint FON stock will be exchanged for $76 of MCI WorldCom common stock, subject to a collar. In addition, each share of Sprint PCS stock will be exchanged for one share of a new WorldCom PCS tracking stock and 0.116025 shares of MCI WorldCom common stock. The terms of the WorldCom PCS tracking stock will be equivalent to those of Sprint's PCS common stock and will track the performance of the company's personal communication services (PCS) business. The merger is subject to the approvals of Sprint and MCI WorldCom shareholders as well as approvals from the Federal Communications Commission (FCC), the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate that the merger will close in the second half of 2000.

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc. (TCI), Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued additional low vote PCS shares in exchange for this interest.

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

The PCS stock is intended to reflect the performance of Sprint's domestic wireless PCS operations. These operations are referred to as the PCS Group.

The FON stock is intended to reflect the performance of all of Sprint's other operations. These operations are referred to as the FON Group and include the following:

  .  Core businesses
    .  Long distance division
    .  Local division
    .  Product distribution and directory publishing businesses

  .  Activities to develop and deploy Sprint ION(SM), Integrated On-Demand
     Network

  .  Other strategic ventures.

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

The vote per share of the PCS stock is different from the vote of the FON stock. The FON stock has one vote per share. The vote of the PCS stock is based on the market price of a share of PCS stock relative to the market price of a share of FON stock for a period of time prior to the record date for a shareholders meeting. The shares of PCS stock held by the Cable Partners have 1/10 of the vote per share of the publicly traded PCS stock. The shares held by the Cable Partners convert into full voting PCS stock upon sale to the public. For 90 days after the merger, each Cable Partner will have the right to convert all of its shares of WorldCom series 2 PCS common stock and WorldCom series 2 common stock into an equivalent number of shares of WorldCom series 1 PCS common stock and WorldCom common stock, respectively.

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

Holders of one of the stocks may have different or conflicting interests from the holders of the other stock. For example, conflicts could arise with respect to decisions by the Sprint Board to (1) convert the outstanding shares of PCS stock into shares of FON stock, (2) sell assets of a Group, either to the other Group or to a third party, (3) transfer assets from one Group to the other Group, (4) formulate public policy positions which could have an unequal effect on the interests of the FON Group and the PCS Group, and (5) make operational and financial decisions with respect to one Group that could be considered to be detrimental to the other Group. Material conflicts are addressed in accordance with the Tracking Stock Policies adopted by the Sprint Board. In addition, the Board has appointed a committee of its members (the Capital Stock Committee) to interpret and oversee the implementation of these policies.

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

Sprint FON Group

General Overview of the Sprint FON Group

The main activities of the FON Group include its core businesses, consisting of domestic and international long distance communications, local exchange communications, and product distribution and directory publishing activities. The FON Group also includes results from Sprint ION(SM), and other ventures, including Sprint's investment in EarthLink.

Core Businesses--Long Distance Division

General

The FON Group's long distance division (LDD) is the nation's third-largest long distance phone company. LDD operates a nationwide, all-digital long distance communications network that uses fiber-optic and electronic technology. LDD primarily provides domestic and international voice, video and data communications services. It consists mainly of Sprint Communications Company L.P. (the Limited Partnership).

LDD's financial performance for 1999, 1998 and 1997 is summarized as follows:

---------------------------------------------
                         1999    1998   1997
---------------------------------------------
                             (millions)
Net operating revenues  $10,567 $9,658 $8,684
                    -------------------------
Operating income(/1/)   $ 1,634 $1,367 $1,025
                    -------------------------

(/1/)Includes nonrecurring litigation charges of $20 million in 1997.

Competition

The division competes with AT&T, MCI WorldCom and other telecommunications providers in all segments of the long distance communications market. AT&T continues to have the largest market share of the domestic long distance communications market. The Regional Bell Operating Companies (RBOCS) are beginning to obtain authorization to provide in-region long distance service, which is expected to heighten competition. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

Strategy

In order to achieve profitable market share growth in an increasingly competitive long distance communications environment, LDD intends to leverage its principal strategic assets: its national brand, innovative marketing and pricing plans, its reputation for superior customer service, its state-of-the-art technology, and offerings available from other FON Group operating entities and the PCS Group. LDD will focus on expanding its presence in the high-growth data communications markets and intends to become the provider of choice for delivery of end-to-end service to companies with complex distributed computing environments. The FON Group continues to deploy network and systems infrastructure which provides reliability, cost effectiveness and technological improvements. In order to create integrated product offerings for its customers, the FON Group is solidifying the linkage of its long distance division with Sprint's other operations such as the local division and the PCS Group. The long distance division is also entering local markets of the RBOCS through resale and unbundled network element (UNE) offerings of the RBOCS. These local products will be primarily marketed in connection with long distance products to customers who desire a single voice service provider but do not need advanced services. The long distance division also supports Sprint ION(SM) activities. See "Sprint ION--Strategy" for more details.

Core Businesses--Local Division

General

The local division (LTD) consists of regulated local phone companies serving more than 8 million access lines in 18 states. LTD provides local phone services, access by phone customers and other carriers to LTD's local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or LATAs.

LTD's financial performance for 1999, 1998 and 1997 is summarized as follows:

----------------------------------------------------
                              1999    1998    1997
----------------------------------------------------
                                   (millions)
Net operating revenues(/1/)  $ 5,650 $ 5,372 $ 5,294
                    --------------------------------
Operating income             $ 1,500 $ 1,407 $ 1,392
                    --------------------------------

(/1/)Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. For further discussion, see the FON Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AT&T is LTD's largest customer for network access services. The division's net operating revenues from services (mainly network access services) provided to AT&T were 11% in 1999 and 13% in 1998 and 1997. Revenues from AT&T were 4% of the FON Group's revenues in 1999 and 5% in 1998 and 1997.

Competition

Because LTD operations are largely in secondary and tertiary markets, competition in its markets is occurring more gradually. There is already some competition in urban areas served by LTD and for business customers located in all areas. There continues to be significant competition for intraLATA toll. The merger of AT&T and TCI may accelerate competition in the areas served by LTD by enabling AT&T to bypass the local phone company and reach local customers through the cable of TCI. In addition, wireless services will continue to grow as an alternative to wireline services as a means of reaching local customers.

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

The financial performance for the product distribution and directory publishing businesses for 1999, 1998 and 1997 is summarized as follows:

----------------------------------------------------
                              1999    1998    1997
----------------------------------------------------
                                   (millions)
Net operating revenues(/1/)  $ 1,731 $ 1,683 $ 1,454
                    --------------------------------
Operating income(/1/)        $   242 $   231 $   179
                    --------------------------------

(/1/)Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. For further discussion, see the FON Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sprint ION(SM)

Sprint is developing and deploying new integrated communications services, referred to as Sprint ION. Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide advanced services in the competitive local service market. Sprint will use various advanced services last mile technologies including dedicated access, Digital Subscriber Line (xDSL), and Multipoint Multichannel Distribution Services (MMDS).

The financial performance for Sprint ION for 1999, 1998 and 1997 is summarized as follows:

--------------------------------------
                        1999 1998 1997
--------------------------------------
                          (millions)
Net operating expenses  $358 $143 $ 5
                         -------------

Strategy

This integrated services capability is expected to generate increased demand for Sprint's products and services, and at the same time reduce the costs to provide those services.

Sprint ION intends to rely largely on the long distance division's transmission infrastructure, Sprint's MMDS capabilities and, to a lesser extent, on the transmission infrastructure of the local division. Sprint will evaluate whether facilities should be built, leased or acquired where they currently do not exist. Because a great amount of future investment will be related to specific customer contracts, Sprint expects to manage its investment in Sprint ION consistent with customer demand.

Other Ventures

The "other ventures" segment includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates.

This segment also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of the investments and ventures are accounted for on the equity basis.

The financial performance of the operations of other ventures for 1999, 1998 and 1997 is summarized as follows:

----------------------------------------------------
                                1999   1998   1997
----------------------------------------------------
                                   (millions)
Net operating revenues          $  20  $ --   $ --
                        ----------------------------
Operating expenses              $  68  $  40  $  84
                        ----------------------------
Operating loss                  $ (48) $ (40) $ (84)
                        ----------------------------
Equity in losses of affiliates  $ (89) $ (51) $ (10)
                        ----------------------------

Operating expenses in 1998 and 1997 mainly relate to the FON Group's offering of Internet services. In June 1998, the FON Group completed the strategic alliance to combine its Internet business with EarthLink. As part of the alliance, EarthLink obtained the FON Group's Sprint Internet Passport customers and took over the day-to-day operations of those services. In exchange, the FON Group acquired an equity interest in EarthLink.

This segment previously included the FON Group's investment in Global One. In January 2000, Sprint reached a definitive agreement with FT and DT to sell its interest in Global One. The sale was completed in February 2000. Sprint's equity share of the results of Global One has been reported as a discontinued operation in Sprint's earnings for all periods presented.

Sprint PCS Group

General Overview of the Sprint PCS Group

The PCS Group includes Sprint's domestic wireless PCS operations. It operates a 100% digital PCS wireless network in the United States, with licenses to provide service nationwide using a single frequency and a single technology. At year-end 1999, the PCS Group, together with affiliates, operated PCS systems in over 360 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve more than 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including affiliates, now reaches nearly 190 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using dual-band/dual-mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The financial performance for the PCS Group for 1999, 1998 and 1997 is summarized as follows:

------------------------------------------------------------
                                     1999     1998    1997
------------------------------------------------------------
                                         (millions)
Net operating revenues(/1/)         $ 3,180  $ 1,225  $ --
                     ---------------------------------------
Operating loss(/1/),(/2/)           $(3,237) $(2,570) $(19)
                     ---------------------------------------
Other partners' loss in Sprint PCS  $   --   $ 1,251  $ --
                     ---------------------------------------
Equity in loss of Sprint PCS        $   --   $   --   $(660)
                     ---------------------------------------

(/1/)The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method.

(/2/)Includes a nonrecurring charge to write-off $179 million of acquired in-process research and development costs related to the PCS Restructuring in 1998. For further discussion, see the PCS Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

License Coverage

The PCS Group holds licenses covering 276 million Pops (one person residing in a license area equals one Pop).

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

  .  Leveraging Sprint's national brand

  .  Utilizing state-of-the-art CDMA technology

  .  Delivering superior value to its customers

  .  Growing customer base using multiple distribution channels

  .  Continuing to expand coverage

Regulatory Developments

Sprint FON Group

Competitive Local Service

The Telecommunications Act of 1996 (Telecom Act) was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required incumbent local phone companies, among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. Sprint has obtained interconnection and collocation agreements with a number of incumbent local telephone carriers, and is rolling out Sprint ION in cities across the nation.

Sprint is also rolling out resold and UNE based local services obtained from other local phone companies under the Telecom Act. This rollout of local services obtained from other local phone companies will occur in major areas across the nation not served by the LTD.

In January 1999, the Supreme Court affirmed the FCC's authority to establish rules and prices relating to interconnection and unbundling of the incumbent local phone companies' networks. The FCC subsequently reaffirmed in large part the list of network elements incumbents are required to provide on an unbundled basis, and strengthened collocation requirements. It also took steps to speed the deployment of advanced technologies such as xDSL.

RBOC Long Distance Entry

The Telecom Act also allows RBOCs to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain a FCC ruling that the provision of in-region long distance service is in the public interest. One RBOC, Bell Atlantic, obtained FCC authorization to provide in-region long distance service in New York in December 1999; RBOCs may gain such authorization in the near future in other states. The entry of the RBOCs into the long distance market will impact competition, but the extent of the impact will depend upon factors such as the RBOCs' competitive ability, the appeal of the RBOC brand to different market segments, and the response of competitors. Some of the impact on Sprint may be offset by wholesale revenues from those RBOCs which choose to resell Sprint services.

Customer Service Slamming

The Telecom Act also established liability for the unauthorized switch of a consumer's telephone service from one carrier to another (slamming). In late 1998, the FCC adopted new rules intended to prevent slamming and to compensate victims of slamming; these rules were stayed by the Court of Appeals, and the FCC is currently considering an industry proposal that would streamline the process for adjudicating alleged slams.

Mergers

As a result of increasing competitive pressures, a number of carriers have combined or proposed to combine. Sprint and MCI WorldCom filed a merger application with the FCC (November 1999) and with the European Commission (January 2000); Sprint and MCI WorldCom are also continuing to provide the Department of Justice with information supporting the proposed merger. SBC completed its merger with Ameritech in 1999; the Bell Atlantic-GTE proposed merger remains pending before the FCC. In 1999, AT&T completed its merger with TCI, and announced its pending merger with MediaOne. AT&T is expected to use its newly acquired cable facilities to provide competitive local telephone services.

Universal Services Requirements

The FCC continued to address issues related to Universal Service and access charge reform. It increased the amount of money available to schools and libraries under the "e-rate" program; adopted a computer model designed to calculate "high cost" universal service subsidies (and to replace high cost subsidies implicit in interstate access charges with explicit contributions); and continued to shift certain non-traffic sensitive costs from usage-sensitive to flat-rated access charges. Sprint's long distance and local divisions both benefit from cost-based access charges. In addition, the shift in costs from usage-sensitive to flat-rated access charges has contributed to sharp decreases in long distance usage rate charges.

The FCC and many states have established "universal service" programs to ensure affordable, quality local telecommunications services for all Americans. The FON Group's assessment to fund these programs is typically a percentage of end-user revenues. The FON Group's 1999 results contained assessments for 1999. Currently, management cannot predict the extent of the FON Group's future federal and state universal service assessments, or its ability to recover its contributions from the universal service fund.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires local telecommunications companies to meet certain "assistance capability requirements" by the end of June 2000 where circuit-switching is used and by September 2001 where packet-switching is used. Where circuit-switched technology was installed before 1995, reimbursement for hardware and software upgrades to facilitate CALEA compliance was authorized. The U.S. Department of Justice has published guidelines concerning what is required for it to support, at the FCC, petitions for extension of the CALEA enforcement deadlines. LTD uses circuit-switching for the bulk of its traffic and most LTD switches were installed before 1995 and qualify for reimbursement if upgrades are required by the Justice Department. Sprint ION uses packet switching for its local operations. In the case of Sprint ION, CALEA compliance capabilities are not currently available from equipment and software vendors involved in Sprint ION's deployment. Sprint believes it will be in compliance with CALEA by the appropriate deadlines for local circuit-switched equipment. Sprint ION will apply for an extension for the local packet-based services to allow for development of required hardware and software.

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

The FCC currently prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio licenses totaling more than 45 megahertz (MHz) in any geographic area except that in rural service areas no licensee may have an attributable interest in more than 55 MHz of commercial mobile radio service
(CMRS) spectrum.

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

Other FCC Requirements

Broadband PCS providers cannot unreasonably restrict or prohibit other companies from reselling their services. They also cannot unreasonably discriminate against resellers. CMRS resale obligations will expire in 2002.

Local phone companies must program their networks to allow customers to change service providers without changing phone numbers. This is referred to as service provider number portability. CMRS providers are currently required to deliver calls from their networks to ported numbers anywhere in the country. By November 24, 2002, CMRS providers must be able to offer their own customers number portability in their switches in the 100 largest metropolitan areas. They must also be able to support nationwide roaming.

Broadband PCS and other CMRS providers may provide wireless local loop and other fixed services that would directly compete with the wireline services of local phone companies. Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities to be completed in phases by October 2001.

Communications Assistance for Law Enforcement Act

CALEA was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires telecommunications carriers to meet certain "assistance capability requirements" by the end of June 2000. In 1997, telecommunications industry standard-setting organizations agreed to a joint standard to implement CALEA's capability requirements. The PCS Group believes it will be in compliance with CALEA requirements.

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

Universal Service Requirements

The FCC and many states have established "universal service" programs to ensure affordable, quality telecommunications services for all Americans. The PCS Group's "contribution" to these programs is typically a percentage of end-user revenues. The PCS Group's 1999 results contained assessments for 1999. Currently, management cannot predict the extent of the PCS Group's future federal and state universal service assessments, or its ability to recover its contributions from the universal service fund.

Environmental Compliance

Sprint's environmental compliance and remediation expenditures mainly result from the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint has been identified as a potentially responsible party at a site relating to discontinued power generation operations. Sprint's environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material adverse effects on the FON Group or the PCS Group.

Patents, Trademarks and Licenses

Sprint owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. Sprint expects to apply for and develop trademarks, service marks and patents for the benefit of the Groups in the ordinary course of business. Sprint is a registered trademark of Sprint and Sprint PCS is a registered service mark of Sprint. Sprint is also licensed under domestic and foreign patents and trademarks owned by others. In total, these patents, patent applications, trademarks, service marks and licenses are of material importance to the business. Generally, Sprint's trademarks, trademark licenses and service marks have no limitation on duration; Sprint's patents and licensed patents have remaining lives generally ranging from one to 17 years.

Pursuant to certain of the PCS Group's third party supplier contracts, the PCS Group has certain rights to use third party supplier trademarks in connection with the buildout, marketing and operation of its network.

Employee Relations

At year-end 1999, Sprint had approximately 77,600 employees. Approximately 10,600 FON Group employees were represented by unions. During 1999, Sprint had no material work stoppages caused by labor controversies.

Management

For information concerning the executive officers of Sprint, see "Executive Officers of the Registrant" in this document.

Information as to Business Segments

For information required by this section, refer to Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the FON Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations." Also refer to Note 13 of Sprint's "Notes to Consolidated Financial Statements" and Note 12 of the FON Group's "Notes to Combined Financial Statements" sections of the Financial Statements and Financial Statement Schedules filed as part of this document.

--------------------------------------------------------------------------------
Item 2. Properties
--------------------------------------------------------------------------------

Sprint's gross property, plant and equipment totaled $37.1 billion at year-end 1999, of which $15.8 billion relates to the FON Group's local communications services, $9.8 billion relates to the FON Group's long distance communications services, $9.4 billion relates to the PCS Group's PCS wireless services and the remainder relates to the FON Group's product distribution and directory publishing businesses' properties, Sprint ION properties and general support assets.

The FON Group's gross property, plant and equipment totaled $27.7 billion at year-end 1999. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The LDD has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network.

The product distribution and directory publishing businesses' properties mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

The PCS Group's properties consist of leased and owned office space for its corporate operations, network monitoring personnel, customer care centers and retail stores. The PCS Group leases space for base station towers and switch sites for its PCS network. At year-end 1999, the PCS Group had under lease (or options to lease) approximately 14,400 cell sites.

Sprint owns its corporate headquarters building and is in the process of building a $1 billion corporate campus in the greater Kansas City metropolitan area.

Gross property, plant and equipment totaling $14.3 billion for the FON Group is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

--------------------------------------------------------------------------------
Item 3. Legal Proceedings
--------------------------------------------------------------------------------

Eight purported class action suits were filed by shareholders in connection with the proposed merger of Sprint into MCI WorldCom. The suits allege that Sprint's directors breached their fiduciary duties, and certain other duties, to shareholders by entering into the merger agreement with MCI WorldCom and seek various relief, including injunction of the merger, requiring Sprint to conduct an auction for the sale of the company and awarding compensatory damages and costs. Six lawsuits were filed in Johnson County, Kansas District Court and two lawsuits were filed in the Supreme Court of New York. The six lawsuits filed in Kansas were dismissed without prejudice in February 2000. Plaintiffs in the remaining two cases have agreed to dismissal and the documents necessary to dismiss those cases have been filed with the court. The dismissal will become final following a court hearing.

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

Sprint is involved in various other legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, Sprint believes that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on Sprint's, the FON Group's or the PCS Group's financial conditions or results of operations.

--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

--------------------------------------------------------------------------------
Item 10(b). Executive Officers of the Registrant
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Office                                             Name                     Age
-------------------------------------------------------------------------------
Chairman and Chief Executive Officer               William T. Esrey(/1/)    60
President and Chief Operating Officer              Ronald T. LeMay(/2/)     54
President--Local Telecommunications Division       Michael B. Fuller(/3/)   55
President--Sprint PCS                              Andrew J. Sukawaty(/4/)  44
President--Sprint International                    John E. Berndt(/5/)      59
President--National Integrated Services and
 Sprint Business                                   Kevin E. Brauer(/6/)     49
Executive Vice President--General Counsel and
 External Affairs                                  J. Richard Devlin(/7/)   49
Executive Vice President--Chief Financial Officer  Arthur B. Krause(/8/)    58
Senior Vice President and Treasurer                Gene M. Betts(/9/)       47
Senior Vice President--One Sprint Strategic
 Development                                       Arthur A. Kurtze(/10/)   55
Senior Vice President--Federal External Affairs    Vonya B. McCann(/11/)    45
Senior Vice President and Controller               John P. Meyer(/12/)      49
Senior Vice President--Strategic Planning and
 Corporate Development                             Theodore H. Schell(/13/) 55
Senior Vice President--Human Resources             I. Benjamin Watson(/14/) 51
Senior Vice President--Consumer Market Strategy
 and Communications                                Thomas E. Weigman(/15/)  52
Vice President--Secretary                          Don A. Jensen(/16/)      64

(/1/)Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive
     Officer and a member of the Board of Directors in 1985.

(/2/)Mr. LeMay was first elected President and Chief Operating Officer in 1996.
     From July 1997 to October 1997, he served as Chairman and Chief Executive Officer of Waste Management, Inc., a provider of comprehensive waste management services. He was re-elected President and Chief Operating Officer of Sprint effective October 1997. From 1995 to 1996 Mr. LeMay served as Vice Chairman of Sprint. He also served as Chief Executive Officer of Sprint Spectrum Holding Company from 1995 to 1996. From 1989 to 1995, he served as President and Chief Operating Officer--Long Distance Division. Mr. LeMay served on Sprint's Board of Directors from 1993 until he went to work for Waste Management, Inc. He was re-elected to Sprint's Board of Directors in December 1997.

(/3/)Mr. Fuller was elected President--Local Telecommunications Division in
     1996. From 1990 to 1996, he served as President of United Telephone-- Midwest Group, an operating group of subsidiaries of Sprint.

(/4/)Mr. Sukawaty was elected President--Sprint PCS in 1998. He was appointed
     Chief Executive Officer of Sprint Spectrum Holding Company in September 1996. Prior to joining Sprint Spectrum Holding Company, Mr. Sukawaty was Chief Executive Officer of NTL, the British diversified broadcast transmission and communications company, since 1994.

(/5/)Mr. Berndt was elected President--Sprint International in 1998. Before that, Mr. Berndt was President of Fluor Daniel Telecommunications since January 1997. He was President--Multimedia Ventures and Technologies for AT&T and Lucent Technologies from 1995 to 1996. From 1993 to 1995, Mr. Berndt was President of New Business Development for AT&T.

(/6/)Mr. Brauer became President--National Integrated Services and Sprint
     Business in July 1999. He had served as President--National Integrated Services since 1997. From 1994 to 1997, he was President of Sprint Business.

(/7/)Mr. Devlin was elected Executive Vice President--General Counsel and
     External Affairs in 1989.

(/8/)Mr. Krause was elected Executive Vice President--Chief Financial Officer in
     1988.

(/9/)Mr. Betts was elected Senior Vice President in 1990. He was elected
     Treasurer in December 1998.

(/10/)Mr. Kurtze was appointed Senior Vice President--One Sprint Strategic
      Development in February 1999. He had served as Chief Operating Officer of Sprint Spectrum Holding Company since 1995. Prior to joining Sprint Spectrum Holding Company, Mr. Kurtze was Senior Vice President--Operations for Sprint's Local Division since 1993.

(/11/)Ms. McCann was elected Senior Vice President--Federal External Affairs in
      October 1999. Prior to joining Sprint, Ms. McCann served in the U.S. Department of State as Ambassador and Deputy Assistant Secretary for International Communications and Information Policy since 1994. Ms. McCann also served as Principal Deputy Assistant Secretary of State for Economic and Business Affairs since 1997.

(/12/)Mr. Meyer was elected Senior Vice President--Controller in 1993.

(/13/)Mr. Schell was elected Senior Vice President--Strategic Planning and
      Corporate Development in 1990.

(/14/)Mr. Watson was elected Senior Vice President--Human Resources in 1993.

(/15/)Mr. Weigman was appointed Senior Vice President--Consumer Market Strategy and Communications in February 1999. He had served as President--Consumer Services Group of Sprint's Long Distance Division since 1995. From 1993 to 1995, he served as President--Multimedia/Strategic Services of the Long Distance Division.

(/16/)Mr. Jensen was elected Vice President--Secretary in 1975.

There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Part II

--------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

Common Stock Data

---------------------------------------------------
                            1999 Market Price
                      -----------------------------
                                             End
                                             of
                        High       Low     Period
---------------------------------------------------
FON Stock(/1/)
 First quarter        $50 11/32 $36 7/8   $49 1/16
 Second quarter        57 15/32  48 5/8    53
 Third quarter         55 11/16  42 5/8    54 1/4
 Fourth quarter        75 15/16  54        67 5/16
PCS Stock(/2/)
 First quarter         24 5/32   10 7/16   22 5/32
 Second quarter        30 3/8    20 3/4    28 1/2
 Third quarter         39 1/8    26 15/32  37 9/32
 Fourth quarter        57 7/32   33 13/32  51 1/4

---------------------------------------------------
                            1998 Market Price
                      -----------------------------
                                             End
                                             of
                        High       Low     Period
---------------------------------------------------
Sprint Stock
 First quarter        $75 5/8   $55 1/4   $67 11/16
 Second quarter        75 5/8    65        70 1/2
 Third quarter         80 1/8    61 1/2    72
 Fourth quarter(/3/)   82 7/8    69 1/16   81 5/16
FON Stock(/1/),(/4/)   42 21/32  35 13/16  42 1/16
PCS Stock(/2/),(/4/)   11 11/16   7 1/32   11 9/16

(/1/)In the second quarter of 1999, Sprint effected a two-for-one stock split of its Sprint FON common stock. Market prices prior to the split have been restated.

(/2/)On February 4, 2000, Sprint effected a two-for-one stock split of its Sprint PCS common stock. Market prices prior to the split have been restated.

(/3/)Fourth quarter per share market data is for the period October 1, 1998 through November 23, 1998, before the Recapitalization when Sprint stock was reclassified into FON stock and PCS stock.

(/4/)FON Stock and PCS Stock per share market data is for the period November
     24, 1998 through December 31, 1998.

As of February 29, 1999, Sprint had approximately 74,000 FON stock record holders, 68,000 PCS stock record holders and two Class A common stock record holders. The principal trading market for Sprint's FON stock and PCS stock is the New York Stock Exchange. The Class A common stock is not publicly traded. Adjusting for the effects of the two-for-one split of the FON Stock in the 1999 second quarter, Sprint paid a FON stock dividend of $0.125 per share in each of the quarters of 1999 and the fourth quarter of 1998. Sprint paid common stock dividends of $0.25 per share in the first three quarters of 1998. Sprint paid Class A common stock dividends of $0.125 per share in each of the last three quarters of 1999 and $0.25 per share in the first quarter of 1999 and in each quarter of 1998. Sprint does not intend to pay dividends on the PCS stock in the foreseeable future.

In December 1999, Sprint issued an aggregate of 490,000 shares of Series 3 FON Stock and 478,750 shares of Series 3 PCS stock that were not registered under the Securities Act of 1933 to FT and DT for an aggregate of $57.1 million. These shares were purchased by FT and DT in order to maintain their aggregate voting power at 20% of Sprint's outstanding voting power.

The sale of shares to FT and DT was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No solicitation was made to sell such shares to the public, and all material information regarding Sprint was available to FT and DT. FT and DT are accredited investors having sufficient knowledge and experience in financial and business matters necessary to evaluate the merits and risks of their investment. FT and DT were informed that the transactions were being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act. FT and DT have been given certain registration rights by Sprint.

--------------------------------------------------------------------------------
Item 6. Selected Financial Data
--------------------------------------------------------------------------------

The information required by Item 6 is incorporated by reference from Annex I, Annex II and Annex III included herein.

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The information required by Item 7 is incorporated by reference from Annex I, Annex II and Annex III included herein.

--------------------------------------------------------------------------------
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Sprint's exposure to market risk--through derivative financial instruments, other financial instruments, such as investments in marketable securities and long-term debt, from changes in interest rates and from changes in foreign currency exchange rates--is not material.

--------------------------------------------------------------------------------
Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The information required by Item 8 is incorporated by reference from Annex I, Annex II and Annex III included herein.

--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

As previously reported in Sprint's Current Report on Form 8-K dated June 13, 1999, as amended, Deloitte & Touche LLP, the independent auditors for Sprint Spectrum Holding Company, L.P., and its subsidiaries, was replaced by Ernst & Young LLP.

Part III

--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1999.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
Item 11. Executive Compensation
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 1999.

Part IV

--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)1. The consolidated financial statements of Sprint and the combined financial statements of the FON Group and the PCS Group, filed as part of this report, are listed in the Index to Financial Statements and Financial Statement Schedules.

  2. The consolidated financial statement schedule of Sprint and the combined financial statement schedules of the FON Group and the PCS Group, filed as part of this report, are listed in the Index to Financial Statements and Financial Statement Schedules.

  3. The following exhibits are filed as part of this report:

    EXHIBITS

    (2) Merger Agreement and Transfer Agreement

     (a) Amended and Restated Agreement and Plan of Merger dated March 8, 2000 between MCI WorldCom, Inc. and Sprint Corporation (filed as Annex I to the Proxy Statement/Prospectus that forms a part of MCI WorldCom's Registration Statement No. 333-90421 and incorporated herein by reference).

     (b) Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

     (c) Amendment No. 1 to the Master Transfer Agreement, dated as of February 22, 2000 (filed as Exhibit 2B to Sprint Corporation's Current Report on Form 8-K dated February 22, 2000 and incorporated herein by reference).

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

    (10) Material Agreements

     (a) Amended and Restated Stockholders' Agreement among France Telecom S.A., Deutsche Telekom AG and Sprint Corporation, dated as of November 23, 1998 (filed as Exhibit 10(c) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

     (b) Amended and Restated Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, France Telecom S.A. and Deutsche Telekom A.G. (filed as Exhibit 10.1 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

     (c) Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

     (d) Standstill Agreements, dated May 26, 1996, between Sprint Corporation and each of Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (filed as Exhibit 10(g) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

     (e) 364-Day Credit Agreement, dated as of August 6, 1999, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as Documentation Agents (filed as Exhibit 99-B to Sprint Corporation's Current Report on Form 8-K dated October 20, 1999 and incorporated herein by reference).

     (f) Five-Year Credit Agreement, dated as of August 7, 1998, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America National Trust and Savings Association and The Chase Manhattan Bank, as Documentation Agents (filed as Exhibit 10.24 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

    (10) Executive Compensation Plans and Arrangements:

     (g) 1990 Stock Option Plan, as amended.

     (h) 1990 Restricted Stock Plan, as amended.

     (i) Executive Deferred Compensation Plan, as amended.

     (j) Management Incentive Stock Option Plan, as amended.

     (k) 1997 Long-Term Stock Incentive Program.

     (l) Sprint Supplemental Executive Retirement Plan (filed as Exhibit
         (10)(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

     (m) Amended and Restated Centel Directors Deferred Compensation Plan.

     (n) Restated Memorandum Agreements Respecting Supplemental Pension Benefits between Sprint Corporation (formerly United Telecommunications, Inc.) and two of its current and former executive officers (filed as Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

     (o) Executive Long-Term Incentive Plan (filed as Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

     (p) Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

     (q) Long-Term Incentive Compensation Plan, as amended (filed as
         Exhibit 10(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

     (r) Short-Term Incentive Compensation Plan (filed as Exhibit 10(k) to Sprint Corporation (formerly United Telecommunications, Inc.) Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

     (s) Retirement Plan for Directors, as amended (filed as Exhibit
         (10)(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     (t) Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

     (u) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and Exhibit 10 (b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference). Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive officers.

     (v) Director's Deferred Fee Plan, as amended.

     (w) Form of Contingency Employment Agreements between Sprint
         Corporation and certain of its executive officers (filed as Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

     (x) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

     (y) Summary of Executive Officer and Board of Directors Benefits (filed as Exhibit 10(cc) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

     (z) Amended and Restated Centel Director Stock Option Plan (filed as
         Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     (aa) Employment Agreement, dated as of July 29, 1996, between Sprint Spectrum Holding Company, L.P. and Andrew Sukawaty (filed as
          Exhibit 10.20 to Sprint Spectrum L.P. Registration Statement on Form S-1 (No. 333-06609) and incorporated herein by reference).

    (12) Computation of Ratio of Earnings to Fixed Charges

    (21) Subsidiaries of Registrant

    (23) (a) Consent of Ernst & Young LLP

     (b) Consent of Deloitte & Touche LLP

    (27) Financial Data Schedules

     (a) December 31, 1999

     (b) September 30, 1999 Restated

     (c) June 30, 1999 Restated

     (d) March 31, 1999 Restated

     (e) December 31, 1998 Restated

     (f) September 30, 1998 Restated

     (g) June 30, 1998 Restated

     (h) March 31, 1998 Restated

     (i) December 31, 1997 Restated

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

Sprint filed a Current Report on Form 8-K dated January 26, 2000 in which it reported that it had entered into a definitive agreement with DT and FT to sell Sprint's interest in Global One. Sprint also reported that it had announced fourth quarter 1999 and calendar year 1999 results in both its FON Group and its PCS Group.

The news release regarding fourth quarter 1999 and calendar year 1999 results, which was included as an Exhibit to the Current Report dated January 26, 2000, included the following financial information:

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

Sprint filed a Current Report on Form 8-K dated February 22, 2000 in which it reported that it had completed the sale of its interest in Global One. The Current Report included the following unaudited pro forma consolidated financial statements for Sprint Corporation:

  Pro Forma Consolidated Balance Sheets
  Pro Forma Consolidated Statements of Operations

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

                                          SPRINT CORPORATION
                                          (Registrant)

                                          By /s/ W. T. Esrey
                                          -------------------------------------
                                          William T. Esrey
                                          Chairman and Chief Executive Officer

Date: March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2000.

                                          /s/ W. T. Esrey
                                          -------------------------------------
                                          William T. Esrey
                                          Chairman and Chief Executive Officer

                                          /s/ Arthur B. Krause
                                          -------------------------------------
                                          Arthur B. Krause
                                          Executive Vice President and
                                          Chief Financial Officer

                                          /s/ John P. Meyer
                                          -------------------------------------
                                          John P. Meyer
                                          Senior Vice President and Controller
                                          Principal Accounting Officer

SIGNATURES

                                          SPRINT CORPORATION
                                          (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2000.

/s/ DuBose Ausley                         /s/ Ronald T. LeMay
-------------------------------------     -------------------------------------
DuBose Ausley, Director

                                          Ronald T. LeMay, Director

/s/ Warren L. Batts                       /s/ Linda K. Lorimer
-------------------------------------     -------------------------------------
Warren L. Batts, Director

                                          Linda K. Lorimer, Director

/s/ Michel Bon                            /s/ Charles E. Rice
-------------------------------------     -------------------------------------
Michel Bon, Director

                                          Charles E. Rice, Director

/s/ W. T. Esrey                           /s/ Louis W. Smith
-------------------------------------     -------------------------------------
William T. Esrey, Director

                                          Louis W. Smith, Director

/s/ Irvine O. Hockaday, Jr.               /s/ Ron Sommer
-------------------------------------     -------------------------------------
Irvine O. Hockaday, Jr., Director

                                          Ron Sommer, Director

/s/ Harold S. Hook                        /s/ Stewart Turley
-------------------------------------     -------------------------------------
Harold S. Hook, Director                  Stewart Turley, Director

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                        Page
                                                                      Reference
ANNEX I                                                               ---------
SPRINT CORPORATION
Selected Financial Data                                                I-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 I-2
Consolidated Financial Statements
Management Report                                                      I-11
Report of Independent Auditors                                         I-12
Consolidated Statements of Operations for each of the three years
 ended December 31, 1999                                               I-13
Consolidated Statements of Comprehensive Income (Loss) for each of
 the three years ended December 31, 1999                               I-15
Consolidated Balance Sheets as of December 31, 1999 and 1998           I-16
Consolidated Statements of Cash Flows for each of the three years
 ended December 31, 1999                                               I-17
Consolidated Statements of Shareholders' Equity for each of the
 three years ended December 31, 1999                                   I-18
Notes to Consolidated Financial Statements                             I-19
Financial Statement Schedule
Schedule II--Consolidated Valuation and Qualifying Accounts for each
 of the three years ended December 31, 1999                            I-38
ANNEX II
SPRINT FON GROUP
Selected Financial Data                                                II-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 II-2
Combined Financial Statements
Management Report                                                      II-9
Report of Independent Auditors                                         II-9
Combined Statements of Operations for each of the three years ended
 December 31, 1999                                                     II-10
Combined Statements of Comprehensive Income for each of the three
 years ended December 31, 1999                                         II-11
Combined Balance Sheets as of December 31, 1999 and 1998               II-12
Combined Statements of Cash Flows for each of the three years ended
 December 31, 1999                                                     II-13
Notes to Combined Financial Statements                                 II-14
Financial Statement Schedule
Schedule II--Combined Valuation and Qualifying Accounts for each of
 the three years ended December 31, 1999                               II-26
ANNEX III
SPRINT PCS GROUP
Selected Financial Data                                                III-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 III-2
Combined Financial Statements
Management Report                                                      III-7
Report of Independent Auditors                                         III-8
Combined Statements of Operations for each of the three years ended
 December 31, 1999                                                     III-10
Combined Statements of Comprehensive Loss for each of the three
 years ended December 31, 1999                                         III-11
Combined Balance Sheets as of December 31, 1999 and 1998               III-12
Combined Statements of Cash Flows for each of the three years ended
 December 31, 1999                                                     III-13
Notes to Combined Financial Statements                                 III-14
Financial Statement Schedule
Schedule II--Combined Valuation and Qualifying Accounts for each of
 the two years ended December 31, 1999                                 III-26

                                    Annex I

                               SPRINT CORPORATION
                       Consolidated Financial Information

SELECTED FINANCIAL DATA                                       Sprint Corporation

--------------------------------------------------------------------------------
                                 1999    1998(/1/) 1997(/1/) 1996(/1/) 1995(/1/)
--------------------------------------------------------------------------------
                                       (millions, except per share data)
Results of Operations
--------------------------------------------------------------------------------
Net operating revenues          $19,928   $16,881   $14,564   $13,610   $12,482
Operating income
 (loss)(/2/),(/3/)                 (307)      190     2,451     2,267     1,834
Income (Loss) from continuing
 operations(/2/),(/3/),(/4/)       (745)      585     1,094     1,253       946

Earnings per Share and
 Dividends
--------------------------------------------------------------------------------
Earnings per common share from
 continuing
 operations:(/3/),(/4/)
 Diluted                        $    NA   $    NM   $  2.51   $  2.93   $  2.69
 Basic                               NA        NM      2.54      2.97      2.71
Dividends per common share           NA      0.75      1.00      1.00      1.00

Earnings (Loss) per Share and
 Dividends(/5/),(/6/)
--------------------------------------------------------------------------------
Earnings (Loss) per common
 share from continuing
 operations:(/3/),(/4/)
 Sprint FON Group (diluted)     $  1.97   $  1.93   $  1.73   $  1.61   $  1.37
 Sprint FON Group (basic)          2.01      1.96      1.76      1.63      1.38
 Sprint PCS Group (diluted and
  basic)                          (2.71)    (2.21)    (1.98)       NA        NA
Dividends per FON common share     0.50      0.50      0.50      0.50      0.50

Financial Position
--------------------------------------------------------------------------------
Total assets                    $39,250   $33,257   $18,274   $16,915   $15,074
Property, plant and equipment,
 net                             21,969    18,983    11,494    10,464     9,716
Total debt (including short-
 term borrowings)                16,772    12,189     3,880     3,274     5,668
Shareholders' equity             13,560    12,448     9,025     8,520     4,643

Cash Flow Data
--------------------------------------------------------------------------------
Net cash from operating
 activities-- continuing
 operations(/7/)                $ 1,952   $ 4,199   $ 3,372   $ 2,404   $ 2,610
Capital expenditures              6,114     4,231     2,863     2,434     1,857

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

(/1/)Sprint's 1998 results of operations include Sprint PCS' operating results on a consolidated basis for the entire year. The cable partners' share of losses through the PCS restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Operations. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS restructuring date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- General" for more information.

(/2/)In 1998, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired in-process research and development costs related to the PCS restructuring. This charge reduced operating income and income from continuing operations by $179 million.

(/3/)The FON Group recorded nonrecurring charges of $20 million in 1997 and $60 million in 1996 related to litigation within the long distance division. These charges reduced income from continuing operations by $13 million in 1997 and $36 million in 1996. In 1995, the FON Group recorded a nonrecurring charge of $88 million related to a restructuring within the local division. This reduced income from continuing operations by $55 million.

(/4/)In 1998, the FON Group recorded net nonrecurring gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, the FON Group recorded nonrecurring gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million.

(/5/)In December 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend, which was distributed on February 4, 2000 to the PCS shareholders. In the second quarter of 1999, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, diluted and basic earnings per common share and dividends for Sprint FON common stock and diluted and basic loss per common share for Sprint PCS common stock have been restated for periods before these stock splits.

(/6/)Earnings per share and dividends for the FON Group for periods prior to 1999 are on a pro forma basis and assume the FON shares created in the 1998 recapitalization of Sprint's common stock existed for such periods. Loss per share for the PCS Group for periods prior to 1999 is on a pro forma basis and assumes the PCS restructuring, the recapitalization, the purchase of 5.1 million PCS shares by France Telecom and Deutsche Telekom that occurred in connection with the restructuring and the PCS Group's write-off of $179 million of acquired in-process research and development costs occurred at the beginning of 1997. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.

(/7/)The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

NM = Not meaningful
NA = Not applicable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                              Sprint Corporation
--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

In October 1999, Sprint announced a definitive merger agreement with MCI WorldCom. Under the agreement, each share of Sprint FON stock will be exchanged for $76 of MCI WorldCom common stock, subject to a collar. In addition, each share of Sprint PCS stock will be exchanged for one share of a new WorldCom PCS tracking stock and 0.116025 shares of MCI WorldCom common stock. The terms of the WorldCom PCS tracking stock will be equivalent to those of Sprint's PCS common stock and will track the performance of the company's personal communication services (PCS) business. The merger is subject to the approvals of Sprint and MCI WorldCom shareholders as well as approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate that the merger will close in the second half of 2000.

In January 2000, Sprint reached a definitive agreement with France Telecom S.A.
(FT) and Deutsche Telekom AG (DT) to sell its interest in Global One. In February 2000, Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. Sprint's equity share of the results of Global One has been reported as a discontinued operation in Sprint's earnings for all periods presented.

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued additional low vote PCS shares in exchange for this interest.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by FT and DT was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless PCS operations. These operations are referred to as the PCS Group.

The FON stock is intended to reflect the performance of all of Sprint's other operations. These operations are referred to as the FON Group and include the following:

  .  Core businesses

    .  Long distance division

    .  Local division

    .  Product distribution and directory publishing businesses

  .  Activities to develop and deploy Sprint ION(SM), Integrated On-Demand
     Network

  .  Other strategic ventures.

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

FON Group or PCS Group events affecting Sprint's consolidated statements of operations and balance sheets could, in turn, affect the other Group's financial statements or stock price.

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

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------

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

  . the ability of the PCS Group to continue to grow a significant market presence;

  .  the risks related to Sprint's investments in joint ventures;

  . the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;

  . regulatory risks, including the impact of the Telecommunications Act of 1996 (Telecom Act);

  .  unexpected results of litigation filed against Sprint;

  .  uncertainties associated with the pending merger of Sprint and MCI
     WorldCom;

  . the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control; and

  . other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission.

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

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network that uses fiber-optic and electronic technology. The division primarily provides domestic and international voice, video and data communications services.

Local Division

The local division consists of regulated local phone companies serving more than 8 million access lines in 18 states. It provides local phone services, access by phone customers and other carriers to its local network, sales of telecommunications equipment, and long distance services within certain regional calling areas.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint is developing and deploying new integrated communications services, referred to as Sprint ION. Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the cable TV service operations of the broadband fixed wireless companies acquired in the second half of 1999.

This segment also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures.

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's domestic wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 1999, the PCS Group, together with affiliates, operated PCS systems in over 360 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve more than 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including affiliates, now reaches nearly 190 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using dual-band/dual-mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

--------------------------------------------------
                          1999     1998     1997
--------------------------------------------------
                               (millions)
FON Group                $17,016  $15,764  $14,564
PCS Group                  3,180    1,225      --
Intergroup eliminations     (268)    (108)     --
--------------------------------------------------
Net operating revenues   $19,928  $16,881  $14,564
                   -------------------------------

Income (Loss) from continuing operations was as follows:

-------------------------------------------------------------------
                                           1999     1998     1997
-------------------------------------------------------------------
                                                (millions)
FON Group                                 $ 1,736  $ 1,675  $1,513
PCS Group                                  (2,481)  (1,090)   (419)
-------------------------------------------------------------------
Income (Loss) from continuing operations  $  (745) $   585  $1,094
                    -----------------------------------------------

Sprint FON Group

--------------------------------------------------
                         1999     1998     1997
--------------------------------------------------
                              (millions)
Net operating revenues  $17,016  $15,764  $14,564
Operating expenses       14,086   13,004   12,094
--------------------------------------------------
Operating income        $ 2,930  $ 2,760  $ 2,470
                   -------------------------------
Operating margin           17.2%    17.5%    17.0%
                   -------------------------------
Capital expenditures    $ 3,534  $ 3,159  $ 2,709
                   -------------------------------

Net Operating Revenues

Net operating revenues increased 8% in 1999 and 1998. These increases mainly reflect growth of the FON Group's long distance and local divisions.

Long Distance Division

All major market segments--business, residential and wholesale--contributed to the increase in the long distance division's revenues in 1999 and 1998. The increases mainly reflect strong data services revenue growth as well as strong minute growth of 22% in 1999 and 15% in 1998, partly offset by a more competitive pricing environment and a change in the mix of products sold.

Business and data market revenues increased 9% in 1999 and 15% in 1998. This primarily reflects growth in data services.

Residential market revenues increased 7% in 1999 and 5% in 1998. These increases reflect strong volume growth from long distance calls, partly offset by lower rates. Growth in 1999 was also enhanced by Sprint Nickel Nights(R) as well as increased prepaid card revenues.

Wholesale market revenues increased 15% in 1999 and 8% in 1998. This reflects strong minute growth mainly from international calls and increased inbound and outbound toll-free calls.

Local Division

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. Sprint sold approximately 139,000 residential and business access lines in Illinois in 1997 and the remaining 81,000 access lines in Illinois in November 1998. For comparative purposes, the following discussion of local division results assumes these transfer pricing changes and sales of exchanges occurred at the beginning of 1997.

Local division revenues increased 6% in 1999 and 5% in 1998, mainly reflecting customer access line growth and increased sales of network-based services such as Caller ID and Call Waiting. Customer access lines increased 5% in both 1999 and 1998. Sales of network-based services increased in 1999 due to strong demand for bundled services which combine local service, network-based features and long distance calling. The increase in 1998 revenues also reflects increased sales of equipment.

Local service revenues, which grew 9% in 1999 and 10% in 1998, increased due to customer access line growth, continued demand for network-based services, growth in data products and increased revenues from maintaining customer wiring and equipment. Revenue growth in 1998 also reflects increased sales of private line services.

Network access revenues increased 4% in 1999 and 1998 reflecting an 8% increase in minutes of use in 1999 and 1998 and the 1999 implementation of local number portability charges. These increases were partly offset by FCC-mandated access rate reductions.

Toll service revenues decreased 11% in 1999 and 26% in 1998, mainly due to increased competition in the intraLATA long distance market, which is expected to continue. In addition, toll service areas are shrinking as certain local calling areas are expanding. However, the reduced revenues are, in part, offset by increases in local service revenues and by increases in network access revenues paid by other carriers providing intraLATA long distance services to the local division's customers. In addition, over one-third of the toll customers lost by the local division have selected Sprint's long distance division for intraLATA long distance service, which helps mitigate the erosion of these revenues.

Other revenues increased 7% in 1999 and 1998 reflecting increased equipment sales of business systems and data networks as well as growth in telemarketing and commission revenues. Revenue growth in 1999 also reflects improvements in uncollectibles. The 1998 growth also reflects increased revenues from providing billing and collection services.

Product Distribution & Directory Publishing Businesses

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The following discussion assumes these transfer pricing changes occurred at the beginning of 1997.

The product distribution and directory publishing businesses' revenues increased 3% in 1999 and 16% in 1998. Nonaffiliated revenues, which account for roughly 60% of revenues in 1999 and 1998, increased 12% in 1999 and 10% in 1998. Sales to affiliates decreased 10% in 1999 and increased 27% in 1998. The change in the mix of the local division's capital program to more electronics and software, which is more frequently purchased directly from manufacturers, caused the decline in affiliate sales in 1999. In 1998, the growth reflects the centralization of certain local division purchasing and warehousing functions at North Supply in 1997 resulting in affiliates purchasing more through North Supply.

Other Ventures

The other ventures' 1999 revenues reflect the cable TV service revenues of the broadband fixed wireless companies after their acquisition dates.

Operating Expenses

The FON Group's operating expenses increased 8% in 1999 and 1998 mainly to support revenue growth.

Long Distance Division

Long distance division operating expenses increased 8% in 1999 and 1998. Interconnection costs increased 5% in 1999 and decreased 1% in 1998. Increased calling volumes were partially offset by reductions in per-minute costs for both domestic and international access in 1999. The 1999 increase also reflects costs related to growth in non-minute driven revenues. In 1998, reductions in per minute costs more than offset the impact of increased calling volumes. The rate reductions were generally due to domestic FCC-mandated access rate reductions. Lower international per minute costs reflect continued competition. Sprint expects government deregulation and competitive pressures to add to the trend of declining unit costs for international interconnection. Operations expense increased due to growth in data services as well as increases in network equipment operating leases in both years. Selling, general and administrative (SG&A) expense increased reflecting the overall growth of the business as well as increased marketing and promotions to support products and services.

Local Division

The following local division discussion assumes the transfer pricing changes and sales of exchanges occurred at the beginning of 1997. See "Net Operating Revenues--Local Division" for more details.

Local division operating expenses increased 5% in 1999 and 4% in 1998 reflecting increases in costs of services and products in 1999, SG&A expenses in 1998 and depreciation and amortization in both years. Costs of services and products increased in 1999 mainly due to customer access line growth and increased equipment sales. SG&A increased in 1998 mainly because of increased customer service costs related to customer access line growth and marketing costs to promote new products and services. Depreciation and amortization expense increased mainly because of increased capital expenditures in switching and transport technologies which have shorter asset lives.

Product Distribution & Directory Publishing Businesses

The following discussion assumes the transfer pricing changes occurred at the beginning of 1997. See "Net Operating Revenues--Product Distribution and Directory Publishing Businesses" for more details.

The product distribution and directory publishing businesses' cost of services and products increased 1% in 1999 and 19% in 1998 reflecting increased equipment sales. SG&A expense increased 17% in both 1999 and 1998. The 1999 increase was the result of staffing demands related to nonaffiliated sales growth. The 1998 increase was the result of costs related to the division's acquisition of a sales force from another directory sales company in 1998.

Sprint ION(SM)

Operating expenses for Sprint ION in 1999 and 1998 reflect its initial development and deployment activities and include costs for network research and testing, systems and operations development, product development, and advertising to increase public awareness.

Other Ventures

The other ventures' 1999 expenses reflect the cable TV service operations expenses of the broadband fixed wireless companies after their acquisition dates.

This segment's operating expenses in 1998 and 1997 mainly reflect activities related to offering Internet services. In June 1998, the FON Group completed the strategic alliance to combine its Internet business with

EarthLink. As part of the alliance, EarthLink obtained the FON Group's Sprint Internet Passport customers and took over the day-to-day operations of those services. In exchange, Sprint acquired an equity interest in EarthLink.

Sprint PCS Group

-----------------------------------------------
                         1999     1998    1997
-----------------------------------------------
                             (millions)
Net operating revenues  $ 3,180  $ 1,225  $ --
Operating expenses        6,417    3,795    19
-----------------------------------------------
Operating loss          $(3,237) $(2,570) $(19)
                     --------------------------
Capital expenditures    $ 2,580  $ 1,072  $154
                     --------------------------

The PCS Group's 1999 results of operations reflect the first full year of combined results after the PCS Restructuring. The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. (See "Pro Forma Sprint PCS Group" section below for a discussion of pro forma results of operations.)

Operating expenses in 1998 include a write-off of $179 million associated with the cost of nine in-process research and development projects acquired in connection with the PCS Restructuring. Management has continued supporting these research and development projects and believes the PCS Group has a reasonable chance of successfully completing the projects. These projects are intended to address new and emerging markets within the PCS wireless communications industry, such as the rapid adoption of the Internet and the rapid convergence of voice, data, and video. The failure of any particular individual project in-process would not materially impact the PCS Group's financial condition, results of operations or cash flows.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 28% of net operating revenues in 1999 and 25% in 1998.

Pro Forma Sprint PCS Group

To provide a more meaningful analysis of the PCS Group's underlying operating results, the following supplemental discussion presents 1998 and 1997 on a pro forma basis and assumes the PCS Restructuring and the write-off of acquired in-process research and development costs occurred at the beginning of 1997.

------------------------------------------------------------------
                                         1999     1998     1997
------------------------------------------------------------------
                                              (millions)
Net operating revenues                  $ 3,180  $ 1,225  $   258
Operating expenses                        6,417    3,865    2,540
------------------------------------------------------------------
Operating loss                          $(3,237) $(2,640) $(2,282)
                    ----------------------------------------------
Capital expenditures
 (including capital lease obligations)  $ 2,616  $ 2,904  $ 2,278
                    ----------------------------------------------

Net Operating Revenues

The PCS Group's net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges and usage charges. The increases in the PCS Group's net operating revenues mainly reflect the launch of new markets and a growing customer base. The PCS Group ended 1999 with over 5.7 million customers in nearly 330 markets nationwide. Affiliates had approximately 200,000 customers in over 30 markets.

Approximately 20% of 1999 and 1998 net operating revenues, and nearly half of 1997 revenues, were from sales of handsets and accessories. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Operating Expenses

The PCS Group's operating expenses increased 66% in 1999 and 52% in 1998.

The PCS Group's costs of services and products mainly includes handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased $1.4 billion in 1999 and $908 million in 1998 driven by the significant growth in customers and the expanded market coverage.

The PCS Group's SG&A expense mainly includes marketing costs to promote products and services, as well as salary and benefit costs. SG&A expense increased $675 million in 1999 and $579 million in 1998 reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Depreciation and amortization expense for the PCS Group, which increased $485 million in 1999 and $17 million in 1998, consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce, which are being amortized over 30 months to 40 years. The increase in depreciation and amortization expense in 1999 reflects amortization of intangible assets acquired in the PCS Restructuring and the Cox PCS purchase as well as depreciation on an increased property base. The increase in 1998 reflects depreciation on an increased property base.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

The effective interest rates in the following table reflect interest expense on long-term debt only. Interest costs on short-term borrowings classified as long-term debt, deferred compensation plans and customer deposits have been excluded so as not to distort the effective interest rates on long-term debt.

---------------------------------------------
                            1999  1998  1997
---------------------------------------------
Effective interest rate on
 long-term debt(/1/)         7.0%  8.6%  8.0%
                       ----------------------

(/1/)The effective interest rate on long-term debt for 1998 is on a pro forma basis as if Sprint PCS' long-term debt had been included in Sprint's outstanding long-term debt balance all year.

Sprint's effective interest rate on long-term debt decreased in 1999. In the 1998 fourth quarter, Sprint refinanced $3.3 billion of the PCS Group's debt with borrowings which have lower interest rates. The decrease also reflects additional borrowings with lower interest rates.

Sprint's 1998 interest costs include an entire year of Sprint PCS' interest due to the PCS Restructuring. The increase in the 1998 effective interest rate on long-term debt was mainly due to Sprint PCS' borrowings made before the PCS Restructuring. These borrowings had higher interest rates than Sprint's borrowings.

Equity in Sprint PCS Losses

Sprint PCS' results of operations for 1998 have been consolidated for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Operations. Prior to the PCS Restructuring, Sprint's ownership interest in Sprint PCS was accounted for using the equity method. Sprint's share of losses from Sprint PCS was $660 million in 1997.

Other Income, Net

Other income consisted of the following:

--------------------------------------------
                              1999 1998 1997
--------------------------------------------
                                (millions)
Dividend and interest income  $23  $ 93 $ 75
Other, net                     52    78   66
--------------------------------------------
Total                         $75  $171 $141
                         -------------------

Dividend and interest income for all years reflects interest earned on temporary investments. For 1998, it also reflects interest earned on loans to unconsolidated affiliates and interest earned on short-term investments following Sprint's $5.0 billion debt offering in late 1998.

"Other, net" for 1999 mainly includes net gains on miscellaneous investment activities, partly offset by losses from certain equity method investments. For 1998 and 1997, it mainly reflects net gains on sales of local exchanges and certain other investments, partly offset by losses from certain equity method investments.

Income Taxes

Sprint's consolidated effective tax rates were 30.5% in 1999, 43.7% in 1998 and 37.4% in 1997. See Note 7 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operation, Net

As a result of Sprint's sale of its interest in Global One to FT and DT, Sprint's equity share of the results of Global One has been reported as a discontinued operation in Sprint's earnings for all periods presented.

Sprint recorded after-tax losses related to Global One totaling $130 million in 1999, $135 million in 1998 and $142 million in 1997. The 1999 amount includes a $50 million tax benefit recorded to recognize tax assets related to previous losses. The realization of these assets was uncertain until the sale agreement was reached. The gain on the sale of Sprint's interest in Global One made it apparent that these tax assets would be realized.

Extraordinary Items, Net

In 1999, Sprint redeemed, prior to scheduled maturities, $575 million of the broadband fixed wireless companies' debt assumed by the FON Group and $2.2 billion of the PCS Group's revolving credit facilities and other borrowings. These borrowings had interest rates ranging from 5.6% to 14.5%. This resulted in a $60 million after-tax extraordinary loss for Sprint.

In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of the FON Group's debt and $3.3 billion of the PCS Group's debt. These borrowings had interest rates ranging from 7.9% to 9.3%. This resulted in a $36 million after-tax extraordinary loss for Sprint.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

----------------------------------------
                      1999    1998
----------------------------------------
                         (millions)
Consolidated assets  $39,250 $33,257
                     -------------------

Net property, plant and equipment increased $3.0 billion in 1999 reflecting capital expenditures to support the PCS network buildout. The increase also reflects capital expenditures to support the core long distance and local networks, Sprint ION development and expanded product and service offerings. Net intangibles increased $1.9 billion mainly reflecting goodwill resulting from the acquisition of the remaining interest in Cox PCS and the purchase of the broadband fixed wireless companies. Sprint's debt-to-capital ratio was 55.3% at year-end 1999 versus 49.5% at year-end 1998. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Consolidated cash flows for 1998 include Sprint PCS' cash flows only after the PCS Restructuring date. In 1997 and prior to the PCS Restructuring date in 1998, consolidated cash flows include SprintCom's cash flows and treat the investment in Sprint PCS as an equity method investment.

Operating Activities

--------------------------------------------------------------------
                                              1999     1998    1997
--------------------------------------------------------------------
                                                  (millions)
FON Group                                    $ 3,713  $3,915  $2,899
PCS Group                                     (1,692)   (159)     38
Intergroup eliminations                          (69)    443     435
--------------------------------------------------------------------
Cash flows provided by operating activities  $ 1,952  $4,199  $3,372
                     -----------------------------------------------

Operating cash flows decreased 54% in 1999 and increased 25% in 1998. The 1999 decrease reflects increases in working capital in both the FON Group and PCS Group and the increased operating losses of the PCS Group, partly offset by the FON Group's improved operating results. The 1998 increase mainly reflects improved operating results in the FON Group's core businesses and decreases in working capital in both the FON Group and the PCS Group.

Investing Activities

------------------------------------------------------------------------
                                               1999     1998     1997
------------------------------------------------------------------------
                                                    (millions)
FON Group                                     $(3,965) $(3,098) $(3,827)
PCS Group                                      (2,509)    (861)  (1,020)
Intergroup eliminations                          (299)    (259)     547
------------------------------------------------------------------------
Cash flows used by investing activities from
 continuing operations                        $(6,773) $(4,218) $(4,300)
                    ----------------------------------------------------

The FON Group's capital expenditures totaled $3.5 billion in 1999, $3.2 billion in 1998 and $2.7 billion in 1997. Long distance capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate access line growth, provide additional capacity for increased Internet traffic and expand capabilities for providing enhanced services. Sprint ION capital expenditures were made for continuing development and hardware deployment. PCS Group capital expenditures, totaling $2.6 billion in 1999, $1.1 billion in 1998 and $154 million in 1997, were incurred to support the PCS network buildout. (See the PCS Group's MD&A for a pro forma presentation of capital expenditures.)

In 1999, Sprint purchased several broadband fixed wireless companies for $618 million excluding assumed debt. Investing activities also include proceeds from sales of assets totaling $243 million in 1999, $230 million in 1998 and $292 million in 1997. In addition, in 1997, Sprint paid $460 million toward the purchase of its PCS licenses and purchased the net assets of Paranet, Inc. for $375 million.

"Investments in and advances to affiliates, net" consisted of the following:

---------------------------------------
                         1999 1998 1997
---------------------------------------
                           (millions)
Sprint PCS
 Capital contributions   $--  $ 33 $406
 Loans and advances, net  --   154  254
Capitalized interest      --   --    46
---------------------------------------
                          --   187  706
Other, net                135  236  186
---------------------------------------
Total                    $135 $423 $892
                         --------------

Amounts for Sprint PCS in 1998 reflect contributions and advances prior to the PCS Restructuring. These amounts, as well as capital contributions and net advances to Sprint PCS prior to 1998, were used to fund capital and operating requirements. "Other, net" includes the FON Group's investments in EarthLink, Call-Net and other miscellaneous ventures.

Financing Activities

------------------------------------------------------------------
                                              1999   1998   1997
------------------------------------------------------------------
                                                 (millions)
FON Group                                    $  308 $ (219) $  79
PCS Group                                     4,044  1,193    982
Intergroup eliminations                         368   (184)  (982)
------------------------------------------------------------------
Cash flows provided by financing activities  $4,720 $  790  $  79
                      --------------------------------------------

Financing activities in 1999 reflect proceeds from long-term debt of $6.9 billion, partly offset by payments on long-term debt. These net proceeds were used mainly for capital investments and to fund the PCS Group's operating losses. In 1998, Sprint borrowed $5.2 billion which was mainly used to repay existing debt. In 1997, Sprint had net borrowings of $532 million, mainly to fund investments in and loans to affiliates. Sprint paid dividends of $441 million in 1999 and $430 million in 1998 and 1997.

Capital Requirements

Sprint's 2000 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $6.5 to $7.0 billion. FON Group capital expenditures are expected to range between $3.9 and $4.2 billion, and PCS Group capital expenditures are expected to be between $2.4 and $2.6 billion. Investments in affiliates are expected to require cash of approximately $200 million. Additional funds will be required to fund the PCS Group's expected operating losses, working capital and debt service requirements. Dividend payments are expected to approximate $450 million in 2000.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future. These payments will reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group accrued current benefits under the agreement totaling $887 million in 1999 and $190 million in 1998 and received related payments from the FON Group totaling $764 million in 1999 and $20 million in 1998. The remaining $293 million will be paid by the FON Group during the first half of 2000. See Note 2 of Notes to Consolidated Financial Statements, "Allocation of Federal and State Income Taxes," for more details.

Liquidity

Sprint mainly uses commercial paper to fund its short-term working capital needs. Sprint also uses the long-term bond market as well as other debt markets to fund its needs. Sprint intends to continue borrowing funds through the U.S. and international money and capital markets and bank credit markets to fund capital expenditures, and operating and working capital requirements.

In 1998, Sprint replaced its previous $1.5 billion credit facility with $5.0 billion of new revolving credit facilities with syndicates of domestic and international banks. These facilities expire in 2000 and 2003. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facilities. Sprint also has a separate five-year revolving credit facility with a bank which expires in 2002. At year-end 1999, Sprint had total unused lines of credit of $3.5 billion under these facilities.

In the 1999 third quarter, Sprint filed a shelf registration statement with the SEC covering $4.0 billion of senior unsecured debt securities. At year-end 1999, Sprint had issued $750 million of debt securities under the shelf. These securities have interest rates ranging from 6.4% to 6.5% and mature in 2001.

In June 1999, Sprint entered into a $1.0 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 1999, Sprint had borrowed $900 million under this agreement. These borrowings had a weighted average interest rate of 6.4% and mature in 2002.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $11.3 billion at year-end 1999 under the most restrictive of its debt covenants.

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

See "Regulatory Developments" in the FON Group's MD&A and the PCS Group's MD&A.

--------------------------------------------------------------------------------
Financial Strategies
--------------------------------------------------------------------------------

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on hedging transaction exposure to optimize consolidated cash flow. Sprint's main transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position, results of operations or cash flows at year-end 1999. In addition, foreign currency transaction gains and losses were not material to Sprint's 1999 results of operations. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

Sprint successfully completed its Year 2000 readiness work and passed through the January 1, 2000 rollover event while encountering no customer- affecting outages or business interruptions. Since the inception of Sprint's Year 2000 readiness program in 1996 through December 31, 1999, Sprint incurred approximately $320 million of costs associated with its Year 2000 readiness program. Sprint does not expect to incur any significant additional expenditures related to the Year 2000 issue.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

See Note 14 of Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

MANAGEMENT REPORT

Sprint Corporation's management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used.

In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.

The financial statements included in this document have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted using auditing standards generally accepted in the United States and their reports are included herein.

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

/s/ W. T. Esrey
________________________________________________________________________________
William T. Esrey
Chairman and Chief Executive Officer

/s/ Arthur B. Krause
________________________________________________________________________________
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the 1998 or 1997 consolidated financial statements of Sprint Spectrum Holding Company, L.P., a wholly owned subsidiary of Sprint as of December 31, 1998 and an investment in which Sprint had a 40% interest through November 23, 1998 (as discussed in Note 1). Such financial statements reflect assets of $2.7 billion as of December 31, 1998, and revenues of $1.2 billion for the year then ended which we did not audit. Sprint's equity in the net loss of Sprint Spectrum Holding Company, L.P. is stated at $625 million for the year ended December 31, 1997. The consolidated financial statements of Sprint Spectrum Holding Company, L.P. have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 assets and revenues and the 1997 equity in the net loss which we did not audit, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Kansas City, Missouri
February 1, 2000

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Sprint Corporation and Partners of Sprint Spectrum Holding Company, L.P.

We have audited the consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule (Schedule II). These financial statements and Schedule II are the responsibility of Partnership management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the two years ended December 31,1998, in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS                         Sprint Corporation
(millions)

-------------------------------------------------------------------------------
Years Ended December 31,                              1999     1998     1997
-------------------------------------------------------------------------------
Net Operating Revenues                               $19,928  $16,881  $14,564
-------------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                       10,606    8,996    7,142
 Selling, general and administrative                   5,977    4,806    3,258
 Depreciation and amortization                         3,652    2,710    1,713
 Acquired in-process research and development costs      --       179      --
-------------------------------------------------------------------------------
 Total operating expenses                             20,235   16,691   12,113
-------------------------------------------------------------------------------
Operating Income (Loss)                                 (307)     190    2,451
Interest expense                                        (860)    (718)    (184)
Other partners' loss in Sprint PCS                       --     1,251      --
Equity in loss of Sprint PCS                             --       --      (660)
Minority interest                                         20      145      --
Other income, net                                         75      171      141
-------------------------------------------------------------------------------
Income (loss) from continuing operations before
 income taxes                                         (1,072)   1,039    1,748
Income tax (expense) benefit                             327     (454)    (654)
-------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                (745)     585    1,094
Discontinued operation, net                             (130)    (135)    (142)
Extraordinary items, net                                 (60)     (36)     --
-------------------------------------------------------------------------------
Net Income (Loss)                                    $  (935) $   414      952
                                                     ----------------
Preferred stock dividends                                                   (1)
                                                                       --------
Earnings applicable to common stock                                    $   951
                                                                       --------


          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)             Sprint Corporation
(millions, except per share data)

-----------------------------------------------------------------------------
Years Ended December 31,                            1999    1998(/1/)  1997
-----------------------------------------------------------------------------
FON COMMON STOCK
 Earnings applicable to common stock               $ 1,574   $  118
                                                   ------------------
 Diluted Earnings per Common Share(/2/)
   Continuing operations                           $  1.97   $ 0.18
   Discontinued operation                            (0.15)   (0.04)
   Extraordinary items                               (0.04)     --
---------------------------------------------------------------------
 Total                                             $  1.78   $ 0.14
                                                   ------------------
 Diluted weighted average common shares              887.2    869.0
                                                   ------------------
 Basic Earnings per Common Share(/2/)
   Continuing operations                           $  2.01   $ 0.18
   Discontinued operation                            (0.15)   (0.04)
   Extraordinary items                               (0.05)     --
---------------------------------------------------------------------
 Total                                             $  1.81   $ 0.14
                                                   ------------------
 Basic weighted average common shares                868.0    855.2
                                                   ------------------
PCS COMMON STOCK
 Loss applicable to common stock                   $(2,517)  $ (559)
                                                   ------------------
 Basic and Diluted Loss per Common Share(/2/)
   Continuing operations                           $ (2.71)  $(0.63)
   Extraordinary item                                (0.02)   (0.04)
---------------------------------------------------------------------
 Total                                             $ (2.73)  $(0.67)
                                                   ------------------
 Basic and diluted weighted average common shares    920.4    831.6
                                                   ------------------
SPRINT COMMON STOCK
 Earnings applicable to common stock                         $  853   $  951
                                                             ----------------
 Diluted Earnings per Common Share
   Continuing operations                                     $ 2.19   $ 2.51
   Discontinued operation                                     (0.23)   (0.33)
   Extraordinary items                                        (0.01)     --
-----------------------------------------------------------------------------
 Total                                                       $ 1.95   $ 2.18
                                                             ----------------
 Diluted weighted average common shares                       438.6    436.5
                                                             ----------------
 Basic Earnings per Common Share
   Continuing operations                                     $ 2.23   $ 2.54
   Discontinued operation                                     (0.24)   (0.33)
   Extraordinary items                                        (0.01)     --
-----------------------------------------------------------------------------
 Total                                                       $ 1.98   $ 2.21
                                                             ----------------
 Basic weighted average common shares                         430.8    430.2
                                                             ----------------
DIVIDENDS PER COMMON SHARE
 FON common stock(/2/)                             $  0.50   $0.125
                                                   ------------------
 Class A common stock                              $ 0.625   $ 1.00   $ 1.00
                                                   --------------------------
 Sprint common stock                                         $ 0.75   $ 1.00
                                                             ----------------

(/1/)As discussed in Note 1 of Notes to Consolidated Financial Statements, the
     Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

(/2/)In December 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend, which was distributed on February 4, 2000 to the PCS shareholders. In the second quarter of 1999, Sprint effected a two-for-one stock split of its Sprint FON common stock in the form of a stock dividend. As a result, basic and diluted earnings per common share, weighted-average common shares and dividends for Sprint FON common stock and Sprint PCS common stock have been restated for periods prior to these stock splits.

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)        Sprint Corporation
(millions)

--------------------------------------------
Years Ended December 31,  1999   1998  1997
--------------------------------------------
Net Income (Loss)         $(935) $414  $952
--------------------------------------------
Other Comprehensive
 Income (Loss)
Unrealized holding gains
 on securities               54    21    12
Income tax expense          (20)   (8)   (5)
--------------------------------------------
Net unrealized holding
 gains on securities
 during the period           34    13     7
Reclassification
 adjustment for gains
 included in net income     (57)  --    --
--------------------------------------------
Total net unrealized
 holding gains (losses)
 on securities              (23)   13     7
Foreign currency
 translation adjustments    --     (2)   10
--------------------------------------------
Total other
 comprehensive income
 (loss)                     (23)   11    17
--------------------------------------------
Comprehensive Income
 (Loss)                   $(958) $425  $969
                          -----------------





          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                   Sprint Corporation
(millions, except per share data)

-------------------------------------------------------------------------------
December 31,                                                  1999      1998
-------------------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                                     $    120  $    605
   Accounts receivable, net of allowance for doubtful
    accounts of $285 and $186                                  3,408     2,708
   Inventories                                                   777       477
   Prepaid expenses                                              340       259
   Income tax receivable                                         411       171
   Investments in equity securities                              317       --
   Other                                                         207       194
-------------------------------------------------------------------------------
   Total current assets                                        5,580     4,414
 Investments in equity securities                                147       489
 Property, plant and equipment
   FON Group                                                  27,687    25,156
   PCS Group                                                   9,411     6,988
-------------------------------------------------------------------------------
   Total property, plant and equipment                        37,098    32,144
   Accumulated depreciation                                  (15,129)  (13,161)
-------------------------------------------------------------------------------
   Net property, plant and equipment                          21,969    18,983
 Investments in and advances to affiliates                       452       463
 Intangible assets
   Goodwill                                                    5,745     3,701
   PCS licenses                                                3,060     3,037
   Other                                                       1,453     1,137
-------------------------------------------------------------------------------
   Total intangible assets                                    10,258     7,875
   Accumulated amortization                                     (691)     (182)
-------------------------------------------------------------------------------
   Net intangible assets                                       9,567     7,693
 Net assets of discontinued operation                            394       182
 Other                                                         1,141     1,033
-------------------------------------------------------------------------------
 Total                                                      $ 39,250  $ 33,257
                                                            -------------------
Liabilities and Shareholders' Equity
 Current liabilities
   Current maturities of long-term debt                     $  1,087  $    247
   Accounts payable                                            1,462     1,631
   Construction obligations                                    1,039       979
   Accrued interconnection costs                                 683       592
   Accrued taxes                                                 410       442
   Advance billings                                              323       229
   Payroll and employee benefits                                 638       416
   Other                                                       1,190       910
-------------------------------------------------------------------------------
   Total current liabilities                                   6,832     5,446
 Long-term debt and capital lease obligations                 15,685    11,942
 Deferred credits and other liabilities
   Deferred income taxes and investment tax credits            1,511     1,830
   Postretirement and other benefit obligations                1,064     1,064
   Other                                                         598       527
-------------------------------------------------------------------------------
   Total deferred credits and other liabilities                3,173     3,421
 Shareholders' equity
   Common stock
     Class A common stock, par value $2.50 per share, 200.0
      shares authorized, 86.2 shares issued and outstanding
      (each share represents the right to one FON share and
      1/2 PCS share)                                             216       216
     FON, par value $2.00 per share, 4,200.0 shares
      authorized, 788.0 and 350.3 shares issued and 788.0
      and 344.5 shares outstanding                             1,576       701
     PCS, par value $1.00 per share, 2,350.0 shares
      authorized, 910.4 and 375.4 shares issued and 910.4
      and 372.7 shares outstanding                               910       375
   PCS preferred stock, no par, 0.3 shares authorized, 0.2
    shares issued and outstanding                                247       247
   Capital in excess of par or stated value                    8,569     7,586
   Retained earnings                                           1,961     3,651
   Treasury stock, at cost, 0.0 and 8.5 shares                    (2)     (426)
   Accumulated other comprehensive income                         81       104
   Other                                                           2        (6)
-------------------------------------------------------------------------------
   Total shareholders' equity                                 13,560    12,448
-------------------------------------------------------------------------------
 Total                                                      $ 39,250  $ 33,257
                                                            -------------------

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         Sprint Corporation
(millions)

-----------------------------------------------------------------------------
Years Ended December 31,                            1999     1998     1997
-----------------------------------------------------------------------------
Operating Activities
Net income (loss)                                  $  (935) $   414  $   952
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Discontinued operation, net                           130      135      142
 Extraordinary items, net                               60       32      --
 Equity in net losses of affiliates                     70      892      682
 Depreciation and amortization                       3,652    2,042    1,713
 Acquired in-process research and development
  costs                                                --       179      --
 Deferred income taxes and investment tax credits     (333)     127      176
 Net gains on sales of assets                         (183)    (104)     (93)
 Changes in assets and liabilities, excluding the
  PCS Restructuring in 1998:
   Accounts receivable, net                           (700)     101     (127)
   Inventories and other current assets               (778)    (189)     (95)
   Accounts payable and other current liabilities      906      733       21
   Noncurrent assets and liabilities, net              (63)    (126)     (18)
 Other, net                                            126      (37)      19
-----------------------------------------------------------------------------
Net cash provided by operating activities            1,952    4,199    3,372
-----------------------------------------------------------------------------
Investing Activities
Capital expenditures                                (6,114)  (4,231)  (2,863)
Investments in and loans to affiliates, net           (135)    (423)    (892)
Net proceeds from sales of assets                      243      230      292
Purchase of broadband fixed wireless companies,
 net of cash acquired                                 (618)     --       --
PCS licenses purchased                                 --       --      (460)
Paranet acquisition                                    --       --      (375)
Other, net                                            (149)     206       (2)
-----------------------------------------------------------------------------
Net cash used by continuing operations              (6,773)  (4,218)  (4,300)
Net investing activities of discontinued
 operation                                            (384)    (268)    (200)
-----------------------------------------------------------------------------
Net cash used by investing activities               (7,157)  (4,486)  (4,500)
-----------------------------------------------------------------------------
Financing Activities
Proceeds from long-term debt                         6,921    5,213      867
Payments on long-term debt                          (2,949)  (3,822)    (135)
Net change in short-term borrowings                    --       --      (200)
Proceeds from common stock issued                      688      --       --
Proceeds from sales of shares to FT and DT             269       85      --
Proceeds from treasury stock issued                    134       60       57
Dividends paid                                        (441)    (430)    (430)
Treasury stock purchased                               (48)    (321)    (145)
Other, net                                             146        5       65
-----------------------------------------------------------------------------
Net cash provided by financing activities            4,720      790       79
-----------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents           (485)     503   (1,049)
Cash and Equivalents at Beginning of Year              605      102    1,151
-----------------------------------------------------------------------------
Cash and Equivalents at End of Year                $   120  $   605  $   102
                                                   --------------------------


          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               Sprint Corporation
(in millions)

-----------------------------------------------------------------------------------------------
                                             PCS     Capital
                                           Common   In Excess
                          Sprint   FON       and    of Par or
                          Common  Common  Preferred  Stated   Retained Treasury
                          Stock   Stock     Stock     Value   Earnings  Stock   Other   Total
-----------------------------------------------------------------------------------------------
Beginning 1997 balance    $1,092  $  --    $  --     $ 4,426   $3,222   $(262)  $ 42   $ 8,520
Net income                   --      --       --         --       952     --     --        952
Common stock dividends       --      --       --         --      (343)    --     --       (343)
Class A common stock
 dividends                   --      --       --         --       (86)    --     --        (86)
Treasury stock purchased     --      --       --         --       --     (145)   --       (145)
Treasury stock issued        --      --       --         --       (49)    114    --         65
Tax benefit from stock
 options exercised           --      --       --          26      --      --     --         26
Other, net                   --      --       --           6       (3)    --      33        36
-----------------------------------------------------------------------------------------------
Ending 1997 balance        1,092     --       --       4,458    3,693    (293)    75     9,025
Net income                   --      --       --         --       414     --     --        414
Common stock dividends       --      --       --         --      (345)    --     --       (345)
Class A common stock
 dividends                   --      --       --         --       (86)    --     --        (86)
Sprint common stock
 recapitalized              (876)    701      175        --       --      --     --        --
PCS Series 2 common
 stock issued                --      --       195      3,005      --      --     --      3,200
PCS Series 3 common
 stock issued                --      --         5         80      --      --     --         85
PCS preferred stock
 issued                      --      --       247        --       --      --     --        247
Treasury stock purchased     --      --       --         --       --     (321)   --       (321)
Treasury stock issued        --      --       --         --       (24)    188    --        164
Tax benefit from stock
 options exercised           --      --       --          49      --      --     --         49
Other, net                   --      --       --          (6)      (1)    --      23        16
-----------------------------------------------------------------------------------------------
Ending 1998 balance          216     701      622      7,586    3,651    (426)    98    12,448
Net loss                     --      --       --         --      (935)    --     --       (935)
FON common stock
 dividends                   --      --       --         --      (380)    --     --       (380)
Class A common stock
 dividends                   --      --       --         --       (54)    --     --        (54)
PCS preferred stock
 dividends                   --      --       --         --        (8)    --     --         (8)
FON Series 3 common
 stock issued                --        2      --          50      --      --     --         52
PCS Series 1 common
 stock issued                --      --        27        674      --      --     --        701
PCS Series 2 common
 stock issued                --      --        24      1,122      --      --     --      1,146
PCS Series 3 common
 stock issued                --      --         7        210      --      --     --        217
Two-for-one stock splits     --      873      477     (1,350)     --      --     --        --
Treasury stock purchased     --      --       --         --       --      (48)   --        (48)
Treasury stock issued        --      --       --         --      (315)    472    --        157
Tax benefit from stock
 options exercised           --      --       --         254      --      --     --        254
Other, net                   --      --       --          23        2     --     (15)       10
-----------------------------------------------------------------------------------------------
Ending 1999 balance       $  216  $1,576   $1,157    $ 8,569   $1,961   $  (2)  $ 83   $13,560
                            -------------------------------------------------------------------
Shares Outstanding
------------------------------------------------------------------------------
Beginning 1997 balance     430.1     --       --
Treasury stock purchased    (3.0)    --       --
Treasury stock issued        2.9     --       --
------------------------------------------------------------------------------
Ending 1997 balance        430.0     --       --
Sprint common stock
 recapitalized            (350.3)  350.3    175.2
Treasury shares
 recapitalized               5.4    (5.4)    (2.7)
Treasury stock purchased    (4.2)   (0.5)     --
Treasury stock issued        5.3     0.1      --
PCS Series 2 common
 stock issued                --      --     195.1
PCS Series 3 common
 stock issued                --      --       5.1
PCS preferred stock
 issued                      --      --       0.2
------------------------------------------------------------------------------
Ending 1998 balance         86.2   344.5    372.9
FON Series 3 common
 stock issued                --      1.2      --
PCS Series 1 common
 stock issued                --      --      27.1
PCS Series 2 common
 stock issued                --      --      24.3
PCS Series 3 common
 stock issued                --      --       6.9
Two-for-one stock splits     --    433.5    476.7
Treasury stock purchased     --     (0.6)     --
Treasury stock issued        --      9.4      2.7
------------------------------------------------------------------------------
Ending 1999 balance         86.2   788.0    910.6
                             ------------------------------

          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Sprint Corporation

--------------------------------------------------------------------------------
1. General
--------------------------------------------------------------------------------

In October 1999, Sprint announced a definitive merger agreement with MCI WorldCom. Under the agreement, each share of Sprint FON stock will be exchanged for $76 of MCI WorldCom common stock, subject to a collar. In addition, each share of Sprint PCS stock will be exchanged for one share of a new WorldCom PCS tracking stock and 0.116025 shares of MCI WorldCom common stock. The terms of the WorldCom PCS tracking stock will be equivalent to those of Sprint's PCS common stock and will track the performance of the company's personal communication services (PCS) business. The merger is subject to the approvals of Sprint and MCI WorldCom shareholders as well as approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate the merger will close in the second half of 2000.

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Sprint acquired the remaining minority interest in Cox PCS.

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

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless PCS operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

--------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Sprint and its wholly owned and majority-owned subsidiaries. Sprint PCS' results of operations for 1998 have been consolidated for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Operations. Sprint PCS' financial position has been reflected on a consolidated basis at year-end 1998. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint's cash flows include Sprint PCS' cash flows only after the PCS Restructuring date.

Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method (see Note 4).

The consolidated financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

Classification of Operations

Sprint FON Group

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network that uses fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services.

Local Division

The local division consists of regulated local phone companies serving more than 8 million access lines in 18 states. It provides local services, access by phone customers and other carriers to the local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or local access transport areas. In November 1998, Sprint sold its remaining 81,000 residential and business access lines in Illinois.

Product Distribution & Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the cable TV service operations of the broadband fixed wireless companies acquired in the second half of 1999.

This segment also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of the investments and ventures are accounted for on the equity basis.

Sprint PCS Group

The PCS Group includes Sprint's domestic wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States, with licenses to provide service nationwide using a single frequency and a single technology. At year-end 1999, the PCS Group, together with affiliates, operated PCS systems in over 360 metropolitan markets, including the 50 largest U.S. metropolitan areas.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the assignment of costs to each Group. Sprint believes that the costs allocated are comparable to the costs that would be incurred if the Groups would have been operating on a stand-alone basis. The allocation of shared services may change at the discretion of Sprint and does not require shareholder approval.

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

Allocation of Group Financing

Financing activities for the Groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the Groups is specifically allocated to and reflected in the financial statements of the applicable Group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense.

Under Sprint's centralized cash management program, one Group may advance funds to the other Group. These advances are accounted for as short-term borrowings between the Groups and bear interest at a market rate that is substantially equal to the rate that Group would be able to obtain from third parties on a short-term basis.

The allocation of Group financing activities may change at the discretion of Sprint and does not require shareholder approval.

Income Taxes

Sprint records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition

Sprint recognizes operating revenues as services are rendered or as products are delivered to customers. Sprint records operating revenues net of an estimate for uncollectible accounts. Sprint's directory publishing business recognizes revenues for directory services over the life of the related directory (amortization method).

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances, which were included in accounts payable, totaled $204 million at year-end 1999 and $336 million at year-end 1998. Sprint had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

Capitalized Interest

Capitalized interest totaled $151 million in 1999, $167 million in 1998 and $93 million in 1997. In 1999 and 1998, capitalized interest reflects capitalized costs related to the PCS Group's network buildout and PCS licenses as well as the FON Group's construction of capital assets. In 1997, capitalized interest mainly reflected interest related to Sprint's investment in Sprint PCS. Sprint capitalized these costs until July 1997 when Sprint PCS emerged from the development stage.

Intangible Assets

Sprint evaluates the recoverability of intangible assets when events or circumstances indicate that such assets might be impaired. Sprint determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying value. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over five to 40 years using the straight-line method. Accumulated amortization totaled $210 million at year-end 1999 and $63 million at year-end 1998.

PCS Licenses

The PCS Group acquired licenses from the Federal Communications Commission to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $130 million at year-end 1999 and $51 million at year-end 1998.

Earnings per Share

Earnings per share (EPS) was calculated on a consolidated basis until the PCS stock and FON stock were created as part of the November 1998 PCS Restructuring and Recapitalization. From that time forward, EPS was computed individually for the FON Group and PCS Group.

In December 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend, which was distributed on February 4, 2000 to the PCS shareholders. In the second quarter of 1999, Sprint effected a two-for-one split of its Sprint FON common stock. As a result, basic and diluted earnings per common share, weighted-average common shares and dividends for Sprint FON common stock and Sprint PCS common stock have been restated for periods prior to these stock splits.

In 1999, the FON Group's convertible preferred dividends totaled $1 million and dilutive securities (mainly options) totaled 19.2 million shares. From the Recapitalization date to year-end 1998, the FON Group's convertible preferred dividends totaled $0.1 million and dilutive securities (mainly options) totaled
13.8 million shares. Dilutive securities for the PCS Group mainly include options, warrants and convertible preferred stock. These securities did not have a dilutive effect because the PCS Group incurred net losses for 1999 and 1998. As a result, diluted loss per share equaled basic loss per share.

Sprint's convertible preferred dividends totaled $0.5 million in 1998 through the Recapitalization date and in 1997. Dilutive securities, such as options, included in the calculation of diluted weighted average common shares totaled
7.8 million in 1998 through the Recapitalization, and 6.3 million in 1997.

Stock-based Compensation

Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans.

--------------------------------------------------------------------------------
3. Business Combinations
--------------------------------------------------------------------------------

Broadband Fixed Wireless Companies

In the second half of 1999, Sprint acquired People's Choice TV Corp. (PCTV), American Telecasting, Inc. (ATI), Videotron USA and the operating subsidiaries of WBS America, LLC.

These companies own broadband fixed wireless licenses in the Midwest, Southwest, North Central, Western and Southeastern United States. Sprint paid $618 million for the companies' outstanding stock and assumed $575 million of the companies' debt. These notes were redeemed, prior to scheduled maturities, in the 1999 fourth quarter (see Note 8).

These acquisitions were accounted for as purchases. The results of these companies have been included in Sprint's consolidated financial statements after the acquisition dates. The excess of the purchase price over the net liabilities acquired totaled $835 million and was preliminarily allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

Cox PCS

In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint's existing 59.2% interest in Cox PCS was reflected in Sprint's consolidated financial statements on a consolidated basis. Sprint issued 24.3 million shares of low-vote PCS stock (pre-split basis) in exchange for the remaining interest. The shares were valued at $1.1 billion. Sprint accounted for the transaction as a purchase.

The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

-------------------------------------------------------------------------
                                                                  1999
-------------------------------------------------------------------------
                                                               (millions)
Purchase price                                                   $1,146
Net liabilities acquired                                             99
Fair value assigned to customer base acquired                       (45)
Fair value assigned to PCS licenses                                 (99)
Deferred taxes established on acquired assets and liabilities        88
-------------------------------------------------------------------------
Goodwill                                                         $1,189
                                 ----------------------------------------

Goodwill is being amortized on a straight-line basis over 40 years.

PCS Restructuring

In November 1998, Sprint acquired the remaining interest in Sprint PCS (except for the minority interest in Cox PCS) from the Cable Partners. In exchange, Sprint issued the Cable Partners 195.1 million low-vote shares of PCS stock and
12.5 million warrants to purchase additional shares of PCS stock (on a pre-split basis). The purchase price was $3.2 billion. In addition, Sprint issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares.

Sprint accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

-------------------------------------------------------------------------
                                                                  1998
-------------------------------------------------------------------------
                                                               (millions)
Purchase price including transaction costs                       $3,226
Net liabilities acquired                                            281
Fair value assigned to customer base acquired                      (681)
Fair value assigned to assembled workforce acquired                 (45)
Increase in property, plant and equipment to fair value            (204)
Mark-to-market of long-term debt                                     85
Deferred taxes established on acquired assets and liabilities       678
In-process research and development costs                          (179)
-------------------------------------------------------------------------
Goodwill                                                         $3,161
                                 ----------------------------------------

Goodwill is being amortized on a straight-line basis over 40 years.

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

The income approach was the primary technique utilized in valuing the acquired IPR&D. This approach included, but was not limited to, an analysis of (i) the markets for each product; (ii) the completion costs for projects; (iii) the expected cash flows attributable to the IPR&D projects; (iv) the risks related to achieving these cash flows; and (v) the stage of development of each project. The issue of alternative future use was extensively evaluated and these technologies, once completed, could only be economically used for their intended purposes.

Pro Forma Results

The following unaudited pro forma combined results of operations assume the PCS Restructuring, Recapitalization, Top-up and the write-off of acquired

IPR&D costs occurred at the beginning of 1997. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations. Pro forma results were as follows:

---------------------------------------------------------------
                                               1998     1997
---------------------------------------------------------------
                                                (millions,
                                                except per
                                                share data)
Net operating revenues                        $16,881  $14,822
                          -------------------------------------
Loss from continuing operations               $  (172) $  (132)
                          -------------------------------------
Net loss                                      $  (343) $  (274)
                          -------------------------------------
Basic and diluted loss per PCS common share:
 Loss before extraordinary item               $ (2.21) $ (1.98)
 Extraordinary item                             (0.04)     --
---------------------------------------------------------------
Total                                         $ (2.25) $ (1.98)
                          -------------------------------------

Paranet, Inc.

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

--------------------------------------------------------------------------------
4. Investments
--------------------------------------------------------------------------------

Investments in Equity Securities

The cost of investments in equity securities was $154 million at year-end 1999 and $105 million at year-end 1998. Gross unrealized holding gains were $310 million at year-end 1999 and $384 million at year-end 1998. At year-end 1999, $316 million of investments in equity securities are classified as current in anticipation of using the investments to retire debt instruments (see Note 8).

The accumulated unrealized gains on investments in equity securities, net of income taxes and the impact of the related debt instruments, were $84 million at year-end 1999 and $107 million at year-end 1998 and are included in "Accumulated other comprehensive income" in the Sprint Consolidated Balance Sheets.

During 1999, Sprint sold available-for-sale securities with a cost basis of $14 million for $104 million. The $90 million gain was included in "Other income, net" in Sprint's Consolidated Statements of Operations.

Investments in and Advances to Affiliates

At year-end 1999, investments accounted for using the equity method consisted of the FON Group's investments in EarthLink, Call-Net and other strategic investments.

In November 1998, Sprint assumed 100% ownership of Sprint PCS; as a result, Sprint consolidated Sprint PCS' results in 1998. Prior to 1998, Sprint accounted for its investment in Sprint PCS on the equity basis. Sprint PCS' 1997 results of operations are reflected in the unaudited pro forma disclosures in Note 3.

Combined, unaudited, summarized financial information (100% basis) of other entities accounted for using the equity method was as follows:

------------------------------------------------
                           1999    1998   1997
------------------------------------------------
                              (millions)
Results of operations
 Net operating revenues   $1,571  $1,242  $ 724
                      --------------------------
 Operating income (loss)  $ (192) $   67  $(246)
                      --------------------------
 Net loss                 $ (329) $ (145) $(287)
                      --------------------------
Financial position
 Current assets           $1,524  $1,038
 Noncurrent assets         2,749   2,401
  ----------------------------------------------
 Total                    $4,273  $3,439
                      -----------------
 Current liabilities      $  599  $  538
 Noncurrent liabilities    1,644   1,004
 Owners' equity            2,030   1,897
  ----------------------------------------------
 Total                    $4,273  $3,439
                      -----------------

--------------------------------------------------------------------------------
5. Discontinued Operation
--------------------------------------------------------------------------------

In January 2000, Sprint reached a definitive agreement with Deutsche Telekom and France Telecom to sell its interest in Global One. In February 2000, Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One.

Sprint's investment in the net assets of the discontinued operation, including advances, totaled $394 million at year-end 1999 and $182 million at year-end 1998.

Sprint recorded after-tax losses related to Global One totaling $130 million in 1999, $135 million in 1998 and $142 million in 1997. The 1999 amount includes a $50 million tax benefit recorded to recognize tax assets related to previous losses. The realization of these assets was uncertain until the sale agreement was reached. The gain on the sale of Sprint's interest in Global One made it apparent that these tax assets would be realized.

Sprint provided various voice, data and administrative services to Global One totaling $241 million in 1999, $277 million in 1998 and $415 million in 1997. In addition, Global One provided data and administrative services to Sprint totaling $139 million in 1999, $140 million in 1998 and $114 million in 1997. Sprint's receivable from Global One was $107 million at year-end 1999 and $187 million at year-end 1998. Sprint's payable to Global One was $36 million at year-end 1999 and $42 million at year-end 1998.

--------------------------------------------------------------------------------
6. Employee Benefit Plans
--------------------------------------------------------------------------------

Defined Benefit Pension Plan

Most FON Group and PCS Group employees are covered by a noncontributory defined benefit pension plan. Benefits for plan participants belonging to unions are based on negotiated schedules. For non-union participants, pension benefits are based on years of service and the participants' compensation.

Sprint's policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement.

The following table shows the changes in the projected benefit obligation:

--------------------------------------
                        1999    1998
--------------------------------------
                        (millions)
Beginning balance      $2,579  $2,241
Service cost               86      72
Interest cost             177     165
Amendments                  7       9
Actuarial (gain) loss    (326)    202
Benefits paid            (122)   (110)
--------------------------------------
Ending balance         $2,401  $2,579
                       --------------

The following table shows the changes in plan assets:

---------------------------------------------
                               1999    1998
---------------------------------------------
                               (millions)
Beginning balance             $3,169  $2,929
Actual return on plan assets     622     350
Benefits paid                   (122)   (110)
---------------------------------------------
Ending balance                $3,669  $3,169
                           ------------------

At year-end, the funded status and amounts recognized in the Consolidated Balance Sheets for the plan were as follows:

-----------------------------------------------------------
                                             1999    1998
-----------------------------------------------------------
                                             (millions)
Plan assets in excess of
 the projected benefit
 obligation                                 $ 1,268  $ 590
Unrecognized net gains                       (1,016)  (375)
Unrecognized prior service cost                 100    104
Unamortized transition
 asset                                          (72)   (97)
-----------------------------------------------------------
Prepaid pension cost                        $   280  $ 222
                           --------------------------------
Discount rate                                  8.25%  7.00%
                           --------------------------------
Expected blended rate of future pay raises     5.25%  4.00%
                           --------------------------------

The net pension cost (credit) consisted of the following:

----------------------------------------------------------------------
                                                  1999   1998   1997
----------------------------------------------------------------------
                                                     (millions)
Service cost--
 benefits earned
 during the year                                  $  86  $  72  $  62
Interest on projected benefit obligation            177    165    149
Expected return on plan assets                     (300)  (265)  (194)
Amortization of unrecognized transition asset       (25)   (25)   (25)
Recognition of prior service cost                    12     11      9
Recognition of actuarial (gains)
 and losses                                          (8)    (4)     1
----------------------------------------------------------------------
Net pension cost (credit)                         $ (58) $ (46) $   2
                        ----------------------------------------------
Discount rate                                      7.00%  7.25%  7.75%
                        ----------------------------------------------
Expected long-term rate of return on plan assets  10.00% 10.00%  9.50%
                        ----------------------------------------------
Expected blended rate of future pay raises         4.00%  4.25%  4.75%
                        ----------------------------------------------

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group and PCS Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of non-union employees in FON stock and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Board of Directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to other telecommunications companies' stock. Sprint's matching contributions were $83 million in 1999 and $54 million in 1998 and 1997. At year-end 1999, the plans held 33 million FON shares and 27 million PCS shares (on a post-split basis).

Prior to January 1999, Sprint PCS sponsored a savings and retirement program for certain employees. Sprint PCS matched contributions equal to 50% of the contribution of each participant, up to the first 6% that the employee elected to contribute. Expense under the savings plan was $7 million in 1998.

Postretirement Benefits

Sprint provides postretirement benefits (mainly medical and life insurance) to most FON Group and PCS Group employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

The following table shows the changes in the accumulated postretirement benefit obligation:

--------------------------------
                   1999   1998
--------------------------------
                   (millions)
Beginning balance  $ 864  $ 832
Service cost          21     20
Interest cost         59     58
Actuarial gains      (30)    (6)
Benefits paid        (38)   (40)
--------------------------------
Ending balance     $ 876  $ 864
                   ------ ------

Amounts included in the Consolidated Balance Sheets at year-end were as follows:

-----------------------------------------------------
                                       1999    1998
-----------------------------------------------------
                                       (millions)
Accumulated
 postretirement benefit
 obligation                           $  876  $  864
Unrecognized prior service cost           53      61
Unrecognized net gains                   120     124
-----------------------------------------------------
Accrued postretirement benefits cost  $1,049  $1,049
                           --------------------------
Discount rate                           8.25%   7.00%
                           --------------------------

The assumed 2000 annual health care cost trend rates are 9.6% before Medicare eligibility and 10.0% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2010. A 1% increase in the rates would have increased the 1999 accumulated postretirement benefit obligation by an estimated $107 million. A 1% decrease would have reduced the obligation by an estimated $89 million.

The net postretirement benefits cost consisted of the following:

----------------------------------------------------------------------------
                                                           1999  1998  1997
----------------------------------------------------------------------------
                                                             (millions)
Service cost--benefits earned
 during the year                                           $ 21  $ 20  $ 21
Interest on accumulated postretirement benefit obligation    59    58    52
Recognition of prior service cost                            (8)   (6)  --
Recognition of
 actuarial gains                                            (17)  (21)  (19)
----------------------------------------------------------------------------
Net postretirement benefits cost                           $ 55  $ 51  $ 54
                        ----------------------------------------------------
Discount rate                                              7.00% 7.25% 7.75%
                        ----------------------------------------------------

For measurement purposes, the assumed 1999 weighted average annual health care cost trend rates were 7.6% before Medicare eligibility and 8.1% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2005. A 1% increase in the rates would have increased the 1999 postretirement benefits service and interest costs by an estimated $13 million. A 1% decrease would have reduced the 1999 postretirement benefits service and interest costs by an estimated $11 million.

--------------------------------------------------------------------------------
7. Income Taxes
--------------------------------------------------------------------------------

Income tax expense (benefit) allocated to continuing operations consists of the following:

--------------------------------------------------------
                                       1999   1998 1997
--------------------------------------------------------
                                         (millions)
Current income tax expense (benefit)
 Federal                               $ (34) $283 $399
 State                                    40    44   79
--------------------------------------------------------
Total current                              6   327  478
--------------------------------------------------------
Deferred income tax expense (benefit)
 Federal                                (309)  120  181
 State                                   (24)    7   (5)
--------------------------------------------------------
Total deferred                          (333)  127  176
--------------------------------------------------------
Total                                  $(327) $454 $654
                        --------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

--------------------------------------------------------------------------
                                                        1999   1998  1997
--------------------------------------------------------------------------
                                                          (millions)
Income tax expense (benefit)
 at the federal statutory rate                          $(375) $364  $611
Effect of:
 State income taxes, net of federal income tax effect      10    33    48
 Equity in losses of foreign joint ventures                18     6     4
 Write-off of in-process research and development costs   --     63   --
 Goodwill amortization                                     34     3   --
 Other, net                                               (14)  (15)   (9)
--------------------------------------------------------------------------
Income tax expense (benefit)                            $(327) $454  $654
                        --------------------------------------------------
Effective income tax rate                                30.5% 43.7% 37.4%
                        --------------------------------------------------

Income tax expense (benefit) allocated to other items was as follows:

----------------------------------------------------------------
                                              1999   1998  1997
----------------------------------------------------------------
                                                (millions)
Discontinued operation                        $(111) $(62) $(24)
Extraordinary items                             (34)  (23)  --
Unrealized holding gains on investments(/1/)     13     8     5
Stock ownership,
 purchase and options
 arrangements(/2/)                            (254)  (49)  (26)
----------------------------------------------------------------

(/1/)These amounts have been recorded directly to "Shareholders' equity--
     Accumulated other comprehensive income" in the Consolidated Balance Sheets.

(/2/)These amounts have been recorded directly to "Shareholders' equity--Capital in excess of par or stated value" in the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1999 and 1998, along with the income tax effect of each, were as follows:

-----------------------------------------------------------
                                           1999 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment            $  --    $2,473
Intangibles                                 --       452
Postretirement and other benefits           422      --
Reserves and allowances                     149      --
Unrealized holding gains on investments     --        48
Operating loss carryforwards              1,189      --
Tax credit carryforwards                     75      --
Other, net                                  177      --
-----------------------------------------------------------
                                          2,012    2,973
Less valuation allowance                    466      --
-----------------------------------------------------------
Total                                    $1,546   $2,973
                      -------------------------------------
-----------------------------------------------------------
                                           1998 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment            $  --    $2,048
Intangibles                                 --       454
Postretirement and other benefits           419      --
Reserves and allowances                     171      --
Unrealized holding gains on investments     --        60
Operating loss carryforwards                302      --
Other, net                                  142      --
-----------------------------------------------------------
                                          1,034    2,562
Less valuation allowance                    249      --
-----------------------------------------------------------
Total                                    $  785   $2,562
                      -------------------------------------

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

The valuation allowance related to deferred income tax assets increased $217 million in 1999 and $237 million in 1998 and decreased $2 million in 1997.

In 1999, Sprint acquired approximately $179 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of the broadband fixed wireless companies. In 1998, Sprint acquired approximately $229 million of potential tax benefits related to net operating loss carryforwards in the PCS Restructuring. The benefits from the acquisitions and PCS Restructuring are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce goodwill or other noncurrent intangible assets resulting from the application of the purchase method of accounting for these transactions.

In connection with the PCS Restructuring, the PCS Group is required to reimburse the FON Group and the Cable Partners for net operating loss and tax credit carryforward benefits generated prior to the PCS Restructuring if realization by the PCS Group produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by the PCS Group and will be made to the FON Group in cash and to the Cable Partners in shares of Series 2 PCS stock. The carryforward benefits subject to this requirement total $259 million, which includes the $229 million acquired in the PCS Restructuring.

At year-end 1999, Sprint had federal operating loss carryforwards of approximately $2.7 billion and state operating loss carryforwards of approximately $6.2 billion. Related to these loss carryforwards are federal tax benefits of $938 million and state tax benefits of $385 million. In addition, Sprint had available for income tax purposes federal alternative minimum tax credit carryforwards of $49 million, state alternative minimum tax credit carryforwards of $5 million, federal alternative minimum tax net operating loss carryforwards of $933 million and state alternative minimum tax net operating loss carryforwards of $359 million. The loss carryforwards expire in varying amounts through 2019.

--------------------------------------------------------------------------------
8. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

----------------------------------------------------------------------------------------------------
                                                 1999                             1998
                                   -------------------------------- --------------------------------
                                    Sprint    Sprint                 Sprint    Sprint
                        Maturing   FON Group PCS Group Consolidated FON Group PCS Group Consolidated
----------------------------------------------------------------------------------------------------
                                                              (millions)
Senior notes
 5.7% to 6.9%(/1/)    2001 to 2028  $1,105    $ 8,145    $ 9,250     $1,059    $3,941     $ 5,000
 8.1% to 9.8%         2000 to 2003     632        --         632        632       --          632
 11.0% to 12.5%(/2/)  2001 to 2006     --         734        584        --        699         565
Debentures and notes
 5.8% to 9.6%         2000 to 2022     565        --         565        565       --          565
Notes payable and
 commercial paper              --      294      1,971      2,265        472       274         746
First mortgage bonds
 2.0% to 9.9%         1999 to 2025   1,295        --       1,295      1,312       --        1,312
Capital lease
 obligations
 5.2% to 14.0%        1999 to 2008      69        486        555         32       452         484
Revolving credit
 facilities
 Variable rates       2002 to 2006     900        --         900        --      1,800       1,800
Other(/2/),(/3/)
 2.0% to 10.0%        1999 to 2007     573        153        726        370     1,029       1,085
----------------------------------------------------------------------------------------------------
                                     5,433     11,489     16,772      4,442     8,195      12,189
Less: current
 maturities(/2/)                       902        185      1,087         33       348         247
----------------------------------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations(/2/)                   $4,531    $11,304    $15,685     $4,409    $7,847     $11,942
                              ----------------------------------------------------------------------

(/1/)These borrowings were incurred by Sprint and allocated to the applicable
     Group. Sprint's weighted average interest rate related to these borrowings was 6.6% at year-end 1999 and 6.4% at year-end 1998. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.7% at year-end 1999 and 8.5% at year-end 1998. See Note 2 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/)Consolidated debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. The FON Group had an investment in the PCS Group's Senior Discount notes totaling $150 million at year-end 1999 and $134 million at year-end 1998. In addition, the PCS Group had other long-term debt payable to the FON Group totaling $314 million at year-end 1998, including $134 million classified as current.

(/3/)Includes notes with a market value of $316 million at year-end 1999 and $358 million at year-end 1998 recorded by the FON Group that may be exchanged at maturity for SBC Communications, Inc. (SBC) common shares owned by the FON Group or for cash. Based on SBC's closing price, had the notes matured at year-end 1999, they could have been exchanged for 6.5 million SBC shares. At year-end 1999, Sprint held 7.5 million SBC shares, which have been included in "Investments in equity securities" in the FON Group's Combined Balance Sheets.

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

--------------------------
      Sprint Sprint
       FON    PCS
      Group  Group  Sprint
--------------------------
           (millions)
2000  $  902 $  185 $1,087
2001     877    289  1,096
2002   1,339     59  1,398
2003     373  1,058  1,431
2004     144  1,042  1,186
--------------------------

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $670 million at year-end 1999 and $454 million at year-end 1998. In addition, Sprint had commercial paper borrowings totaling $1.6 billion at year-end 1999 and $292 million at year-end 1998. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis.

In 1998, Sprint replaced its previous $1.5 billion credit facility with new facilities with syndicates of domestic and international banks. The new facilities totaled $5.0 billion and expire in 2000 and 2003. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility which expires in 2002. At year-end 1999, Sprint had total unused lines of credit of $3.5 billion.

Bank notes outstanding had weighted average interest rates of 6.3% at year-end 1999 and 5.7% at year-end 1998. The weighted average interest rate of commercial paper was 6.4% at year-end 1999 and 5.8% at year-end 1998.

Long-term Debt

In the 1999 third quarter, Sprint filed a shelf registration statement with the SEC covering $4.0 billion of senior unsecured debt securities. At year-end 1999, Sprint had issued $750 million of debt securities under the shelf. These securities have interest rates ranging from 6.4% to 6.5% and mature in 2001.

In August 1999, Sprint incurred other borrowings totaling $250 million which mature in 2002 and have variable interest rates. At year-end 1999, the notes had an interest rate of 6.1%.

In June 1999, Sprint entered into a $1.0 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 1999, Sprint had borrowed $900 million with a weighted average interest rate of 6.4% under this agreement. These borrowings mature in 2002.

In May 1999, Sprint issued $3.5 billion of senior notes registered with the SEC. These notes have maturities ranging from 5 to 20 years and interest rates ranging from 5.9% to 6.9%. In 1998, Sprint issued $5.0 billion of senior notes registered with the SEC. These notes have maturities ranging from 5 to 30 years and interest rates ranging from 5.7% to 6.9%.

Sprint FON Group

In 1999, the FON Group received a net allocation of $1.0 billion of debt from Sprint. This debt was mainly used for new capital investments and acquisitions. See Note 2 for a more detailed description of how Sprint allocates debt to the Groups.

In the 1999 fourth quarter, Sprint redeemed, prior to scheduled maturities, $575 million of the assumed broadband fixed wireless companies' debt with interest rates ranging from 13.1% to 14.5%. This resulted in a $39 million after-tax extraordinary loss for the FON Group. In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of FON Group debt with interest rates ranging from 7.9% to 9.3%. This resulted in a $5 million after-tax extraordinary loss for the FON Group.

FON Group gross property, plant and equipment totaling $14.3 billion was either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Sprint PCS Group

In 1999, Sprint allocated $5.9 billion of debt to the PCS Group. This debt was mainly used to repay debt, to fund new capital investments and to fund operating losses and working capital requirements.

In 1999, the PCS Group repaid $2.2 billion of its revolving credit facilities and other borrowings prior to scheduled maturities. This resulted in a $21 million after-tax extraordianary loss.

In 1998, Sprint redeemed, prior to scheduled maturities, $3.3 billion of PCS Group debt with a weighted average interest rate of 8.3%. This resulted in a $31 million after-tax extraordinary loss for the PCS Group. The debt was repaid with a portion of the proceeds from Sprint's $5.0 billion debt offering in November 1998.

Other

Sprint, including the FON Group and the PCS Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1999.

--------------------------------------------------------------------------------
9. Common Stock
--------------------------------------------------------------------------------

Sprint FON Stock and Sprint PCS Stock

On December 14, 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend which was distributed on February 4, 2000 to the PCS shareholders.

On April 20, 1999, the Board of Directors authorized a two-for-one stock split of Sprint's FON common stock in the form of a stock dividend which was distributed on June 4, 1999 to the FON shareholders.

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

  .  Series 3 FON stock and Series 3 PCS stock
     To maintain their combined voting power at 20%, FT and DT purchased a combined total of 5.1 million Series 3 PCS shares (pre-split basis) for $85 million at the time of the restructuring. Series 3 FON and PCS stock is also used whenever FT and DT purchase stock to maintain their voting power and would be used if FT and DT were to elect to convert their Class A common shares into FON and PCS stock. Authorized shares totaled 1.2 billion for the Series 3 FON stock and 600 million for the Series 3 PCS stock.

At year-end 1999, Sprint had 22 thousand PCS treasury shares (post-split basis), which were recorded at cost. The PCS shares are held by the FON Group and represent an intergroup interest in the PCS Group which has been eliminated in the Sprint Consolidated financial statements.

Beginning in November 2001, Sprint has the option to convert PCS shares into FON shares.

Class A and Series 3 Common Stock

FT and DT own Series 3 FON common shares, Series 3 PCS common shares and Class A common shares which represent approximately 20% of Sprint's voting power. Sprint declared and paid Class A common dividends of 62.5 cents per share in 1999 and $1.00 per share in 1998 and 1997.

In February 1999, FT and DT purchased an aggregate of 6.1 million Series 3 PCS shares (pre-split basis) for $169 million in conjunction with the registered public offering of 24.4 million shares of Series 1 PCS stock (pre-split basis).

During 1999, FT and DT purchased an aggregate of 1.2 million shares of Series 3 FON shares (post-split basis) and 0.8 million additional Series 3 PCS shares (pre-split basis) for $100 million to maintain their combined 20% voting power.

Additionally, during 1999, FT and DT bought Series 1 FON and Series 1 PCS shares on the open market to maintain their combined 20% voting power. These shares converted into Series 3 FON and Series 3 PCS shares.

In November 1998, 86.2 million Class A common shares were reclassified to represent an equity interest in the FON Group (86.2 million shares) and the PCS Group (43.1 million shares). FT and DT maintained their combined 20% voting power in Sprint by purchasing an additional 5.1 million Series 3 PCS shares (pre-split basis) for $85 million.

FT and DT, as Class A common, Series 3 FON and Series 3 PCS shareholders, have the right in most cases to pro rata representation on Sprint's Board of Directors. They may also purchase additional shares of FON stock and PCS stock from Sprint to keep their ownership level at a combined 20%. FT and DT have entered into a standstill agreement with Sprint restricting their ability to acquire Sprint voting shares (other than as intended by their agreements with Sprint). The standstill agreement also contains customary provisions restricting FT and DT from initiating or participating in any proposal with respect to the control of Sprint.

PCS Preferred Stock

As part of the PCS Restructuring, Sprint issued to the Cable Partners a new class of convertible preferred stock convertible into PCS shares.

Common Stock Reserved for Future Grants

At year-end 1999, common stock reserved for future grants under stock option plans or for future issuances under various other arrangements was as follows:

Sprint FON Group

-------------------------------------------------------------------
                                                           Shares
-------------------------------------------------------------------
                                                         (millions)
Employees Stock Purchase Plan                               12.9
Employee savings plans                                       6.5
Automatic Dividend Reinvestment Plan                         2.3
Officer and key employees' and directors' stock options     11.6
Conversion of preferred stock and other                      3.0
-------------------------------------------------------------------
                                                            36.3
                                                            ----

Sprint PCS Group(/1/)

-------------------------------------------------------------------
                                                           Shares
-------------------------------------------------------------------
                                                         (millions)
Employees Stock Purchase Plan                                0.9
Employee savings plans                                       3.3
Officer and key employees' and directors' stock options     15.9
Warrants issued to Cable Partners                           24.9
Conversion of preferred stock and other                     20.3
-------------------------------------------------------------------
                                                            65.3
                                                            ----

(/1/)Restated to give effect to the February 2000 two-for-one stock split.

Shareholder Rights Plan

Under Sprint's Shareholder Rights Plan, one half of a preferred stock purchase right is attached to each share of FON stock and PCS stock and one preferred stock purchase right is attached to each share of Class A common stock. The rights may be redeemed by Sprint at $0.01 per right and will expire in June 2007, unless extended. The rights are exercisable only if certain takeover events occur and are entitled to the following (on a post-split basis):

  .  Each FON stock right entitles the holder to purchase 1/1,000 of a share
     (Unit) of a no par Preferred Stock-Sixth Series at $275 per Unit.

  . Each PCS stock right entitles the holder to purchase a Unit of a no par Preferred Stock-Eighth Series at $150 per Unit.

  . Each Class A right entitles the holder to purchase 1/2 Unit of Preferred Stock-Sixth Series at $137.50 per 1/2 Unit and 1/4 Unit of Preferred Stock-Eighth Series at $37.50 per 1/4 Unit.

Preferred Stock-Sixth Series is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 2,000 times the total per share amount of all FON stock common dividends. Preferred Stock-Eighth Series has the same features as the Sixth Series, but applies to PCS shares. No Preferred Stock-Sixth Series or Preferred Stock-Eighth Series were issued or outstanding at year-end 1999 or 1998.

Other

The indentures and financing agreements of certain of Sprint's subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $552 million of those subsidiaries' $1.5 billion total retained earnings was restricted at year-end 1999. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

--------------------------------------------------------------------------------
10. Stock-based Compensation
--------------------------------------------------------------------------------

Recapitalization and Stock Splits

Due to the Recapitalization and the FON and PCS stock splits, the number of shares and the related exercise prices have been adjusted to maintain both the total fair value of common stock underlying the options and ESPP share elections, and the relationship between the market value of the common stock and the exercise prices of the options and ESPP share elections.

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan (MISOP), Sprint has granted stock options to employees who are eligible to receive annual incentive compensation. Eligible employees are entitled to receive stock options in lieu of a portion of the target incentive under Sprint's management incentive plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 1999, authorized FON shares under this plan approximated 24.1 million and authorized PCS shares approximated 14.5 million. The authorized number of shares was increased by approximately 7.1 million FON shares and 7.5 million PCS shares on January 1, 2000.

Stock Option Plan

Under the Sprint Stock Option Plan (SOP), Sprint has granted stock options to officers and key employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 1999, authorized FON shares under this plan approximated 38.5 million and authorized PCS shares approximated 40.6 million. These amounts were increased by approximately 11.8 million FON shares and 12.7 million PCS shares on January 1, 2000.

In 1997, Sprint granted performance-based stock options to certain key executives. The FON Group expensed $9 million in 1999 and $14 million in 1998 and the PCS Group expensed $5 million in 1999 and $1 million in 1998 related to these performance-based stock options.

Employees Stock Purchase Plan

Under Sprint's Employees Stock Purchase Plan (ESPP), employees may elect to purchase FON common stock or PCS common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 1999, authorized FON shares under this plan approximated 13.8 million and authorized PCS shares approximated 5.5 million.

Sprint PCS Long-term Incentive Plan

Prior to 1999, PCS Group employees meeting certain eligibility requirements were included in Sprint PCS' long-term incentive plan (LTIP). Under this plan, participants received appreciation units based on independent appraisals. Appreciation on the units was based on annual independent appraisals. The 1997 plan year appreciation units vest 25% per year beginning one year from the grant date and also expire after 10 years.

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

In 1999, Sprint began issuing the shares, and options have become exercisable, based on the vesting requirements of the converted units. Assuming all participants stay employed by Sprint until all replacement options and shares are vested, Sprint will issue the remaining 1.7 million PCS shares and the remaining 2.0 million PCS shares under option will become exercisable.

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

For 1999, the FON Group's pro forma net income was $1,434 million and pro forma diluted EPS was $1.63. From the Recapitalization date through year-end 1998, the FON Group's pro forma net income was $103 million and pro forma diluted EPS was $0.12. The FON Group's pro forma net income was reduced by $10 million or $0.01 per FON share in 1999 and $19 million or $0.02 per FON share in 1998 due to additional compensation resulting from modifications to terms of options and ESPP share elections related to the Recapitalization.

For 1999, the PCS Group's pro forma net loss was $2,578 million and pro forma diluted loss per share was $2.82. The application of SFAS No. 123 did not have a material impact on the PCS Group's pro forma net loss from the Recapitalization date through year-end 1998. Sprint's pro forma net income and earnings per share prior to the Recapitalization date were as follows:

---------------------------------------------
                             1998(/1/)  1997
---------------------------------------------
                             (millions,
                             except per
                             share data)
Pro forma net income        $  785     $  908
                            -----------------
Pro forma diluted earnings
 per share                  $ 1.79     $ 2.11
                            -----------------

(/1/)Reflects consolidated pro forma net income and earnings per share until the Recapitalization date.

Fair Value Disclosures

MISOP and SOP

The following tables reflect the weighted average fair value per option granted, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model:

FON Common Stock

----------------------------------------
1999                      MISOP   SOP
----------------------------------------
Fair value on grant date  $9.86  $12.09
Risk-free interest rate     4.8%    4.8%
Expected volatility        26.6%   26.6%
Expected dividend yield     1.3%    1.3%
Expected life (years)         4       6

PCS Common Stock

----------------------------------------
1999                      MISOP   SOP
----------------------------------------
Fair value on grant date  $8.55  $10.12
Risk-free interest rate     4.8%    4.8%
Expected volatility        67.7%   67.7%
Expected dividend yield     --      --
Expected life (years)         4       6

--------------------------------
1998                       SOP
--------------------------------
Fair value on grant date  $5.44
Risk-free interest rate     4.4%
Expected volatility        75.0%
Expected dividend yield     --
Expected life (years)         6

Sprint Common Stock

-----------------------------------------
1998                      MISOP    SOP
-----------------------------------------
Fair value on grant date  $14.58  $16.00
Risk-free interest rate      5.5%    5.5%
Expected volatility         21.7%   21.7%
Expected dividend yield      1.7%    1.7%
Expected life (years)          5       6

-----------------------------------------
1997                      MISOP    SOP
-----------------------------------------

Fair value on grant date  $9.66  $11.74
Risk-free interest rate     6.2%    6.2%
Expected volatility        22.8%   22.8%
Expected dividend yield     2.3%    2.3%
Expected life (years)         4       6

Employees Stock Purchase Plan

During 1999, FON Group and PCS Group employees elected to purchase 1.3 million FON and 6.5 million PCS ESPP shares. Using the Black-Scholes pricing model, the weighted average fair value is $11.12 per share for each FON election and $8.08 per share for each PCS election.

During 1998, FON Group employees elected to purchase 2.1 million ESPP shares with each election having a weighted average fair value (using the Black-Scholes pricing model) of $13.90 per share. No ESPP shares were offered in 1997.

Stock Options

Stock option plan activity was as follows:

FON stock option plan activity has been restated to give effect to the 1999 two-for-one stock split.

FON Common Stock

-----------------------------------------------
                                       Weighted
                                       Average
                                         per
                              Sprint    Share
                               FON     Exercise
                              Shares    Price
-----------------------------------------------
                            (millions)
Converted in November 1998     47.6     $21.01
Exercised                      (0.2)     15.95
                              -----
Outstanding, year-end 1998     47.4      21.03
Granted                        20.9      41.51
Exercised                     (13.5)     18.93
Forfeited/Expired              (2.8)     28.61
                              -----
Outstanding, year-end 1999     52.0     $29.48
                       ------------------------

PCS stock option plan activity has been restated to give effect to the February 2000 two-for-one stock split.

PCS Common Stock

-----------------------------------------------
                                       Weighted
                                       Average
                                         per
                              Sprint    Share
                               PCS     Exercise
                              Shares    Price
-----------------------------------------------
                            (millions)
Converted in November 1998     23.8     $ 4.58
Granted                         5.4       7.92
                               ----
Outstanding, year-end 1998     29.2       5.20
Granted                        21.8      17.67
Exercised                      (9.2)      6.05
Forfeited/Expired              (2.0)      9.64
                               ----
Outstanding, year-end 1999     39.8     $11.64
                       ------------------------

Sprint Common Stock

---------------------------------------------------
                                           Weighted
                                           Average
                                             per
                                            Share
                                  Sprint   Exercise
                                  Shares    Price
---------------------------------------------------
                                (millions)
Outstanding, beginning of 1997     13.6     $29.42
 Granted                            9.4      46.14
 Exercised                         (3.4)     27.17
 Forfeited/Expired                 (0.9)     38.10
                                   ----
Outstanding, year-end 1997         18.7      37.85
 Granted                            9.1      59.73
 Exercised                         (3.4)     33.54
 Forfeited/Expired                 (0.6)     47.28
                                   ----
Converted in
 November 1998                     23.8     $46.60
                       ----------------------------

Options exercisable at year-end 1998 were 21.2 million FON options and 11.5 million PCS options. Sprint options exercisable were 8.3 million at year-end 1997. At year-end 1998, the weighted average exercise prices for exercisable options were $18.83 for FON options and $4.41 for PCS options.

The following tables summarize outstanding and exercisable options at year-end 1999:

FON Common Stock

-----------------------------------------------
                     Options Outstanding
               --------------------------------
                            Weighted
                             Average   Weighted
Range of                    Remaining  Average
Exercise         Number    Contractual Exercise
Prices         Outstanding    Life      Price
-----------------------------------------------
               (millions)    (years)
$ 5.00-$ 9.99      0.3         1.3      $ 8.28
 10.00- 19.99     12.0         6.2       16.67
 20.00- 29.99     18.5         7.8       24.84
 30.00- 39.99     17.9         8.8       38.59
 40.00- 49.99      1.6         5.7       45.26
 50.00- 59.99      0.5         5.9       52.34
 60.00- 69.99      0.8         6.0       67.88
 70.00- 79.99      0.4         6.4       74.00
-----------------------------------------------

-----------------------------------
               Options Exercisable
               --------------------
                           Weighted
Range of                   Average
Exercise         Number    Exercise
Prices         Exercisable  Price
-----------------------------------
               (millions)
$ 5.00-$ 9.99      0.3      $ 8.28
 10.00- 19.99      9.6       16.23
 20.00- 29.99      5.8       25.97
 30.00- 39.99      8.4       38.21
-----------------------------------

PCS Common Stock

-----------------------------------------------
                     Options Outstanding
               --------------------------------
                            Weighted
                             Average   Weighted
Range of                    Remaining  Average
Exercise         Number    Contractual Exercise
Prices         Outstanding    Life      Price
-----------------------------------------------
               (millions)    (years)
$ 2.00-$ 9.99     19.8         7.1      $ 5.36
 10.00- 19.99     18.4         9.1       15.59
 20.00- 29.99      0.3         6.6       27.11
 30.00- 39.99      0.2         7.0       33.32
 40.00- 49.99      0.2         6.5       45.95
 50.00- 59.99      0.9         7.7       50.76
-----------------------------------------------

-----------------------------------
               Options Exercisable
               --------------------
                           Weighted
Range of                   Average
Exercise         Number    Exercise
Prices         Exercisable  Price
-----------------------------------
               (millions)
$ 2.00-$ 9.99      9.2      $ 4.74
 10.00- 19.99      7.8       15.59

--------------------------------------------------------------------------------
11. Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

Various suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to Sprint's consolidated financial statements.

Operating Leases

Sprint's minimum rental commitments at year-end 1999 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space are as follows:

----------------------
            (millions)
2000           $676
2001            503
2002            346
2003            229
2004            141
Thereafter      423
----------------------

Sprint's gross rental expense totaled $890 million in 1999, $730 million in 1998 and $410 million in 1997. Rental commitments for subleases, contingent rentals and executory costs were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
12. Financial Instruments
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 1999 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1999 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of Sprint's financial instruments at year-end were as follows:

----------------------------------------------------------------
                                                     1999
                                              ------------------
                                                       Estimated
                                              Carrying   Fair
                                               Amount    Value
----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                           $  120   $  120
Investments in equity securities                  464      464
Long-term debt and capital lease obligations   16,772   16,126
----------------------------------------------------------------

----------------------------------------------------------------
                                                     1998
                                              ------------------
                                                       Estimated
                                              Carrying   Fair
                                               Amount    Value
----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                           $  605   $  605
Investments in equity securities                  489      489
Long-term debt and capital lease obligations   12,189   12,771
----------------------------------------------------------------

The carrying amounts of Sprint's cash and equivalents approximate fair value at year-end 1999 and 1998. The estimated fair value of investments in equity securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved.

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

Interest Rate Swap Agreements

Sprint uses interest rate swap agreements as part of its interest rate risk management program. Net interest paid or received related to these agreements is recorded using the accrual method and is recorded as an adjustment to interest expense. Sprint had interest rate swap agreements with notional amounts of $598 million outstanding at year-end 1999 and $134 million outstanding at year-end 1998. Net interest expense (income) related to interest rate swap agreements was $1 million in 1999, $0.1 million in 1998 and $(0.2) million in 1997.

In 1998, Sprint deferred losses from the termination of interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. These losses, totaling $75 million, are being amortized to interest expense using the effective interest method over the term of the debt. At year-end 1999, the remaining unamortized deferred loss totaled $67 million.

Foreign Currency Contracts

As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding open forward contracts to buy various foreign currencies of $14 million at year-end 1999 and $18 million at year-end 1998. Sprint had outstanding open purchase option contracts to call various foreign currencies of $1 million at year-end 1999 and $10 million at year-end 1998. The premium paid for an option is deferred and amortized over the life of the option. The forward contracts and options open at year-end 1999 and 1998 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Total net losses, including hedge costs, of $0.3 million in 1999, $0.6 million in 1998 and $0.1 million in 1997 were recorded related to foreign currency transactions and contracts.

--------------------------------------------------------------------------------
13. Additional Financial Information
--------------------------------------------------------------------------------

Segment Information

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

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximates fair value.

Industry segment financial information was as follows:

-------------------------------------------------------------------------------
                               Sprint   Sprint
                                 FON      PCS       Intergroup
                                Group    Group   Eliminations(/1/) Consolidated
-------------------------------------------------------------------------------
                                                 (millions)
1999
Net operating revenues         $17,016  $ 3,180        $(268)        $19,928
Intergroup revenues                264        4         (268)            --
Depreciation and amortization    2,129    1,523          --            3,652
Operating expenses              14,086    6,417         (268)         20,235
Operating income (loss)          2,930   (3,237)         --             (307)
Operating margin                  17.2%      NM          --               NM
Equity in losses of
 affiliates                        (73)     --           --              (73)

Capital expenditures             3,534    2,580          --            6,114
Total assets                    21,803   17,924         (477)         39,250

1998
Net operating revenues         $15,764  $ 1,225        $(108)        $16,881
Intergroup revenues                108      --          (108)            --
Depreciation and amortization    1,921      789          --            2,710
Operating expenses              13,004    3,795         (108)         16,691
Operating income (loss)          2,760   (2,570)         --              190
Operating margin                  17.5%      NM          --               NM
Other partners' loss in
 Sprint PCS                        --     1,251          --            1,251
Equity in losses of
 affiliates                        (41)     --           --              (41)

Capital expenditures             3,159    1,072          --            4,231
Total assets                    19,001   15,165         (909)         33,257

1997
Net operating revenues         $14,564  $   --         $ --          $14,564
Depreciation and amortization    1,713      --           --            1,713
Operating expenses              12,094       19          --           12,113
Operating income (loss)          2,470      (19)         --            2,451
Operating margin                  17.0%      NM          --             16.8%
Equity in losses of
 affiliates                        (10)    (660)         --             (670)

Capital expenditures             2,709      154          --            2,863
Total assets                    16,581    1,703          (10)         18,274

NM = Not meaningful

(/1/)FON Group revenues eliminated in consolidation consist principally of long-distance services provided to the PCS Group for resale to PCS customers and for internal business use and telemarketing services provided by the FON Group for PCS sales programs.

More than 95% of Sprint's revenues are from domestic customers located within the United States.

Revenues from one customer of the FON Group represent approximately 4% of the FON Group's net operating revenues in 1999 and 5% in 1998 and 1997.

Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers represent approximately 28% of the PCS Group's net operating revenues in 1999 and 25% in 1998.

Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:

------------------------------------------------------------------------------
                                                            1999    1998  1997
------------------------------------------------------------------------------
                                                               (millions)
Interest (net of capitalized interest)                     $  714  $  217 $198
                                                           -------------------
Income taxes                                               $ (131) $  307 $366
                                                           -------------------

Sprint's noncash activities included the following:

------------------------------------------------------------------------------
                                                            1999    1998  1997
------------------------------------------------------------------------------
                                                               (millions)
Common stock issued for Cox PCS acquisition                $1,146    $--  $--
                                                           -------------------
Debt assumed in the broadband fixed wireless acquisitions  $  575  $  --  $--
                                                           -------------------
Tax benefit from stock options exercised                   $  254  $   49 $ 26
                                                           -------------------
Stock received for stock options exercised                 $  118  $   18 $  7
                                                           -------------------
Noncash extinguishment of debt                             $   78  $  --  $--
                                                           -------------------
Capital lease obligations                                  $   77  $  460 $ 30
                                                           -------------------
Common stock issued under Sprint's ESPP                    $   72  $   95 $  5
                                                           -------------------
Common stock issued to the Cable Partners to purchase
 Sprint PCS                                                $  --   $3,200 $--
                                                           -------------------
Preferred stock issued to the Cable Partners in exchange
 for interim financing                                     $  --   $  247 $--
                                                           -------------------

See Note 3 for more details about the assets and liabilities acquired in business combinations.

Related Party Transactions

The Cable Partners advanced PhillieCo $26 million in 1998 and $24 million in 1997. These advances were repaid in the 1999 first quarter.

--------------------------------------------------------------------------------
14. Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting. When adopted in January 2001, this statement is not expected to have a material impact on Sprint's consolidated financial statements.

--------------------------------------------------------------------------------
15. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                   Quarter
                                         ------------------------------
1999                                      1st     2nd     3rd     4th
------------------------------------------------------------------------
                                         (millions, except per share
                                                    data)
Net operating revenues(/1/)              $4,652  $4,888  $5,068  $5,320
Operating income (loss)                     (90)     28     (64)   (181)
Loss from continuing operations(/2/)       (171)   (103)   (196)   (275)
Net loss                                   (220)   (169)   (256)   (290)
Earnings (Loss) per common share from
 continuing operations(/3/),(/4/)
 FON common stock
   Diluted                                 0.49    0.51    0.48    0.49
   Basic                                   0.50    0.52    0.49    0.50
 PCS common stock
   Diluted and Basic                      (0.71)  (0.61)  (0.65)  (0.75)
------------------------------------------------------------------------

                                                   Quarter
                                         ------------------------------
1998                                      1st     2nd     3rd     4th
------------------------------------------------------------------------
                                         (millions, except per share
                                                    data)
Net operating revenues(/1/)              $4,011  $4,126  $4,273  $4,471
Operating income (loss)(/6/)                214     185     148    (357)
Income (Loss) from continuing
 operations(/2/),(/5/),(/6/)                249     247     251    (162)
Net income (loss)(/5/)                      207     210     240    (243)
Earnings (Loss) per common share from
 continuing operations(/3/),(/4/),(/7/)
 Sprint common stock
   Diluted                                 0.57    0.56    0.57    0.49
   Basic                                   0.58    0.57    0.58    0.50
 FON common stock
   Diluted                                   NA      NA      NA    0.18
   Basic                                     NA      NA      NA    0.18
 PCS common stock
  Diluted and Basic                          NA      NA      NA   (0.63)
------------------------------------------------------------------------

(/1/)Certain reclassifications were made from net operating revenues to operating expenses from amounts reported in 1999 reports on Form 10-Q to conform to current year presentation. These reclassifications had no impact on operating income (loss) as previously reported.

(/2/)Quarterly income (loss) from continuing operations have been adjusted from amounts reported in 1999 reports on Form 10-Q to reflect the presentation of the equity investment in Global One as a discontinued operation for all periods presented.

(/3/)In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON stock. FON Group earnings per share for prior periods have been restated to reflect this stock split.

(/4/)On February 4, 2000, Sprint effected a two-for-one stock split of its PCS stock. PCS Group loss per share for prior periods have been restated to reflect this stock split.

(/5/)In the 1998 fourth quarter, the FON Group recorded net nonrecurring gains of $104 million, mainly from the sale of local exchanges. This decreased loss from continuing operations by $62 million.

(/6/)In the 1998 fourth quarter, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired IPR&D related to the PCS Restructuring. This charge increased operating loss and loss from continuing operations by $179 million.

(/7/)Fourth quarter 1998 reflects EPS for Sprint only through the date of the November 1998 Recapitalization. EPS for the FON Group and the PCS Group reflects EPS from the date of the Recapitalization through year-end 1998.

NA = Not applicable

--------------------------------------------------------------------------------
16. Subsequent Event (Unaudited)
--------------------------------------------------------------------------------

In February 2000, Sprint's Board of Directors declared dividends of 12.5 cents per share on the Sprint FON common stock and Class A common stock. Dividends will be paid March 30, 2000.

                               SPRINT CORPORATION

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 1999, 1998 and 1997

                                             Additions
                                   -------------------------------
                          Balance                 Charged Charged                    Balance
                         Beginning      PCS         to    to Other      Other        End of
                          of Year  Restructuring  Income  Accounts    Deductions      Year
--------------------------------------------------------------------------------------------
                                                 (millions)
1999
 Allowance for doubtful
  accounts                 $186        $--         $655     $  7        $(563)(/1/)   $285
                           -----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $249        $--         $ 47     $179(/4/)   $  (9)        $466
                           -----------------------------------------------------------------
1998
 Allowance for doubtful
  accounts                 $147        $  8(/2/)   $379     $  3        $(351)(/1/)   $186
                           -----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $ 12        $229(/3/)   $--      $ 16        $  (8)        $249
                           -----------------------------------------------------------------
1997
 Allowance for doubtful
  accounts                 $117        $--         $389     $  4        $(363)(/1/)   $147
                           -----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $ 14        $--         $  3     $--         $  (5)        $ 12
                           -----------------------------------------------------------------

(/1/)Accounts written off, net of recoveries.

(/2/)As discussed in Note 3, the PCS Group's assets and liabilities were recorded at their fair values on the PCS Restructuring date. Therefore, the data presented in this Schedule reflects activity since the PCS Restructuring.

(/3/)Represents a valuation allowance for deferred income tax assets recorded in connection with the PCS Restructuring.

(/4/)Represents a valuation allowance for deferred income tax assets relating to the net operating loss carryforwards acquired in the purchase of the broadband fixed wireless companies.

                                    Annex II

                                Sprint FON Group
                         Combined Financial Information

SELECTED FINANCIAL DATA                                        Sprint FON Group

------------------------------------------------------------------------------
                                        1999    1998    1997    1996    1995
------------------------------------------------------------------------------
                                          (millions, except per share data)
Results of Operations
------------------------------------------------------------------------------
Net operating revenues                 $17,016 $15,764 $14,564 $13,610 $12,482
Operating income(/1/)                    2,930   2,760   2,470   2,268   1,834
Income from continuing
 operations(/1/),(/2/)                   1,736   1,675   1,513   1,373     966

Earnings per Share and Dividends(/3/)
------------------------------------------------------------------------------
Earnings per common share from
 continuing operations(/1/),(/2/)
 Diluted                               $  1.97 $  1.93 $  1.73 $  1.61 $  1.37
 Basic                                    2.01    1.96    1.76    1.63    1.38
Dividends per common share             $   .50 $   .50 $   .50 $   .50 $   .50

Financial Position
------------------------------------------------------------------------------
Total assets                           $21,803 $19,001 $16,581 $15,655 $14,101
Property, plant and equipment, net      14,002  12,464  11,307  10,464   9,716
Total debt (including short-term
 borrowings)                             5,433   4,442   3,880   3,274   5,668
Group equity                            10,514   9,024   7,639   7,332   3,677

Cash Flow Data
------------------------------------------------------------------------------
Cash from operating activities(/4/)    $ 3,713 $ 3,915 $ 2,899 $ 2,267 $ 2,590
Capital expenditures                     3,534   3,159   2,709   2,434   1,857

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or group equity as previously reported.

The FON Group was created as a result of the PCS Restructuring and Recapitalization. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information.

(/1/)The FON Group recorded nonrecurring charges of $20 million in 1997 and $60 million in 1996 related to litigation within the long distance division. These charges reduced income from continuing operations by $13 million in 1997 and $36 million in 1996. In 1995, the FON Group recorded a nonrecurring charge of $88 million related to a restructuring within the local division. This reduced income from continuing operations by $55 million.

(/2/)In 1998, the FON Group recorded net nonrecurring gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, the FON Group recorded nonrecurring gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million.

(/3/)In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON stock. Earnings per share and dividends for the FON Group for periods prior to 1999 are on a pro forma basis and assume the FON shares created in the 1998 recapitalization of Sprint's common stock existed for all periods presented. Pro forma earnings per share and dividends for prior periods have been restated to reflect the stock split.

(/4/)The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        Sprint FON Group
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
General
-------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information.

-------------------------------------------------------------------------------
Forward-looking Information
-------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-looking Information" for a discussion of forward-looking information.

-------------------------------------------------------------------------------
Sprint FON Group
-------------------------------------------------------------------------------

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network that uses fiber-optic and electronic technology. The division primarily provides domestic and international voice, video and data communications services.

Local Division

The local division consists of regulated local phone companies serving more than 8 million access lines in 18 states. It provides local phone services, access by phone customers and other carriers to its local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or LATAs.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint is developing and deploying new integrated communications services, referred to as Sprint ION. Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the cable TV service operations of the broadband fixed wireless companies acquired in the second half of 1999.

This segment also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures.

-------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------

Total net operating revenues for 1999 were $17.0 billion, an 8% increase from $15.8 billion in 1998. Total net operating revenues for 1997 were $14.6 billion.

Income from continuing operations was $1.7 billion in 1999 and 1998 and $1.5 billion in 1997.

Core Businesses

In 1999, the FON Group's core businesses generated improved net operating revenues and operating income from 1998. Long distance calling volumes increased 22% in 1999 and 15% in 1998. Access lines served by the local division increased 5% in 1999 and 1998, excluding sales of local exchanges.

Core net income included net nonrecurring pretax gains of $104 million in 1998 and $51 million in 1997. These gains mainly consisted of sales of local exchanges and certain investments, partly offset by litigation charges in 1997.

Excluding these nonrecurring items, operating income from core operations was $3.3 billion in 1999, $2.9 billion in 1998 and $2.6 billion in 1997.

-------------------------------------------------------------------------------
Segmental Results of Operations
-------------------------------------------------------------------------------

Long Distance Division

-------------------------------------------------------------------
                                            1999     1998    1997
-------------------------------------------------------------------
                                                (millions)
Net operating revenues                     $10,567  $9,658  $8,684
-------------------------------------------------------------------
Operating expenses
 Interconnection                             3,804   3,608   3,640
 Operations                                  1,507   1,453   1,257
 Selling, general and administrative(/1/)    2,629   2,312   2,014
 Depreciation and amortization                 993     918     748
-------------------------------------------------------------------
Total operating expenses                     8,933   8,291   7,659
-------------------------------------------------------------------
Operating income                           $ 1,634  $1,367  $1,025
                                           -----------------------
Operating margin                              15.5%   14.2%   11.8%
                                           -----------------------
Capital expenditures                       $ 1,209  $1,364  $1,223
                                           -----------------------

(/1/)The FON Group recorded nonrecurring litigation charges of $20 million in 1997.

Net Operating Revenues

All major market segments--business, residential and wholesale--contributed to the increase in net operating revenues in 1999 and 1998. The increases mainly reflect strong data services revenue growth as well as strong minute growth of 22% in 1999 and 15% in 1998, partly offset by a more competitive pricing environment and a change in the mix of products sold.

Business and Data Market

Business and data market revenues increased 9% in 1999 and 15% in 1998. Data services showed strong growth because of continued demand and increased use of the Internet. The increases also reflect strong calling volumes partly offset by lower rates due to increased competition.

Residential Market

Residential market revenues increased 7% in 1999 and 5% in 1998. These increases reflect strong volume growth from long distance calls, partly offset by lower domestic and international rates. Growth was also enhanced by the Sprint Nickel Nights(SM) product which generated increased sales in 1999. Other growth factors included increased prepaid card revenues and increased sales of Sprint Solutions(SM)--bundled local and long-distance services sold through Sprint's local telephone operations.

Wholesale Market

Wholesale market revenues increased 15% in 1999 and 8% in 1998. This reflects strong minute growth mainly from international calls and increased inbound and outbound toll-free calls.

Interconnection Costs

Interconnection costs consist of amounts paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers. These costs increased 5% in 1999 and decreased 1% in 1998. Increased calling volumes were partially offset by reductions in per-minute costs for both domestic and international access in 1999. The 1999 increase in interconnection costs also reflects costs related to growth in non-minute driven revenues. In 1998, reductions in per-minute costs more than offset the impact of increased calling volumes. The rate reductions were generally due to domestic FCC-mandated access rate reductions that took effect in January and July 1998 and July 1999. Lower international per minute costs reflect continued competition. Sprint expects government deregulation and competitive pressures to add to the trend of declining unit costs for international interconnection. Interconnection costs were 36.0% of net operating revenues in 1999, 37.4% in 1998 and 41.9% in 1997.

Operations Expense

Operations expense includes costs to operate and maintain the long distance network and costs of equipment sales. It also includes costs to provide operator, public payphone and video teleconferencing services as well as telecommunications services for the hearing-impaired. Operations expense increased 4% in 1999 and 16% in 1998. These increases were driven by growth in data services as well as increases in network equipment operating leases in both years. The 1998 increase also reflects the service costs of Paranet, which was purchased in late 1997. Operations expense was 14.3% of net operating revenues in 1999, 15.0% in 1998 and 14.5% in 1997.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense increased 14% in 1999 and 15% in 1998. These increases mainly reflect the overall growth of the business as well as increased marketing and promotions to support products and services, including the rollout of an airline alliance program which enables customers to earn frequent flyer miles when they use Sprint's services. SG&A expense was 24.8% of net operating revenues in 1999, 23.9% in 1998 and 23.2% in 1997.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 8% in 1999 and 23% in 1998. These increases were generally due to an increased asset base to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services. The 1998 increase was also driven by capital additions having shorter average depreciable lives. Depreciation and amortization expense was 9.4% of net operating revenues in 1999, 9.5% in 1998 and 8.6% in 1997.

Local Division

-------------------------------------------------------------
                                       1999    1998    1997
-------------------------------------------------------------
                                           (millions)
Net operating revenues                $5,650  $5,372  $5,294
-------------------------------------------------------------
Operating expenses
 Costs of services and products        1,971   1,853   1,892
 Selling, general and administrative   1,114   1,130   1,064
 Depreciation and amortization         1,065     982     946
-------------------------------------------------------------
Total operating expenses               4,150   3,965   3,902
-------------------------------------------------------------
Operating income                      $1,500  $1,407  $1,392
                                      ----------------------
Operating margin                        26.5%   26.2%   26.3%
                                      ----------------------
Capital expenditures                  $1,354  $1,374  $1,270
                                      ----------------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The main effect of this change was a reduction in the local division's "Net Operating Revenues--Other Revenues." Sprint sold approximately 139,000 residential and business access lines in Illinois in 1997 and the remaining 81,000 access lines in Illinois in November 1998. For comparative purposes, the following discussion of local division results assumes these transfer pricing changes and sales of exchanges occurred at the beginning of 1997. Adjusting for these transfer pricing changes and sales of exchanges, operating margins would have been 26.0% in 1998 and 25.0% in 1997.

Net Operating Revenues

Net operating revenues increased 6% in 1999 and 5% in 1998. These increases mainly reflect customer access line growth and increased sales of network-based services such as Caller ID and Call Waiting. Customer access lines increased 5% in both 1999 and 1998. Sales of network-based services increased in 1999 due to strong demand for bundled services which combine local service, network-based features and long distance calling. The increase in 1998 revenues also reflects increased sales of equipment. Net operating revenues were $5.7 billion in 1999, $5.3 billion in 1998 and $5.1 billion in 1997.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 9% in 1999 and 10% in 1998 because of customer access line growth, continued demand for network-based services, growth in data products and increased revenues from maintaining customer wiring and equipment. Revenue growth in 1998 also reflects increased sales of private line services.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 4% in 1999 and in 1998. These revenues reflect an 8% increase in minutes of use in 1999 and 1998 and the 1999 implementation of local number portability charges. These increases were partly offset by access rate reductions mandated by the FCC. Access rate reductions took effect in January and July 1998 and July 1999.

Toll Service Revenues

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues decreased 11% in 1999 and 26% in 1998, mainly reflecting increased competition in the intraLATA long distance market, which is expected to continue. In addition, toll service areas are shrinking as certain local calling areas are expanding. However, the reduced revenues are, in part, offset by increases in local service revenues and by increases in network access revenues paid by other carriers providing intraLATA long distance services to the local division's customers. In addition, over one-third of the toll customers lost by the local division have selected Sprint's long distance division for intraLATA long distance service, which helps mitigate the erosion of these revenues.

Other Revenues

Other revenues increased 7% in 1999 and 1998 reflecting increased equipment sales of business systems and data networks, as well as growth in telemarketing and commission revenues. Revenue growth in 1999 also reflects improvements in uncollectibles. The 1998 growth also reflects increased revenues from providing billing and collection services.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These expenses increased 7% in 1999 and remained flat in 1998. The 1999 increase was driven by customer access line growth, increased equipment sales, an increased emphasis on service levels, increased telemarketing expenses and storm related costs. The 1998 cost increases from customer access line growth and increased equipment sales were offset by efficiencies from streamlining and standardizing business processes and a reduction in pension costs due to increased returns on plan assets. Costs of services and products were 34.9% of net operating revenues in 1999, 34.5% in 1998 and 36.1% in 1997.

Selling, General and Administrative Expense

SG&A expenses decreased 1% in 1999 and increased 8% in 1998. The 1999 decrease is due to a strong emphasis on cost control, partly offset by increased marketing costs to promote new products and services and costs related to customer access line growth. The 1998 increase was mainly due to marketing costs to promote new products and services and increased customer service costs related to customer access line growth. Also impacting SG&A for 1998 was a reduction in pension costs due to increased returns on plan assets. SG&A expense was 19.7% of net operating revenues in 1999, 21.1% in 1998 and 20.5% in 1997.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 9% in 1999 and 5% in 1998, mainly because of increased capital expenditures in switching and transport technologies which have shorter asset lives. Depreciation and amortization expense was 18.9% of net operating revenues in 1999, 18.4% in 1998 and 18.3% in 1997.

Product Distribution and Directory Publishing Businesses

-------------------------------------------------------------
                                       1999    1998    1997
-------------------------------------------------------------
                                           (millions)
Net operating revenues                $1,731  $1,683  $1,454
-------------------------------------------------------------
Operating expenses
 Costs of services and products        1,345   1,330   1,173
 Selling, general and administrative     127     109      93
 Depreciation and amortization            17      13       9
-------------------------------------------------------------
Total operating expenses               1,489   1,452   1,275
-------------------------------------------------------------
Operating income                      $  242  $  231  $  179
                                      ----------------------
Operating margin                        14.0%   13.7%   12.3%
                                      ----------------------
Capital expenditures                  $   36  $    9  $   11
                                      ----------------------

Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The following discussion assumes these transfer pricing changes occurred at the beginning of 1997. Adjusting for these changes, the product distribution and directory publishing businesses' operating margins would have been 15.7% in 1997.

Net operating revenues increased 3% in 1999 and 16% in 1998. Nonaffiliated revenues accounted for roughly 60% of revenues in 1999 and 1998. These revenues increased 12% in 1999 and 10% in 1998. Sales to affiliates decreased 10% in 1999 and increased 27% in 1998. The change in the mix of the local division's capital program to more electronics and software, which is more frequently purchased directly from manufacturers, caused the decline in affiliate sales in 1999. In 1998, the growth reflects the centralization of certain local division purchasing and warehousing functions at North Supply in 1997 resulting in affiliates purchasing more through North Supply.

Costs of services and products increased 1% in 1999 and 19% in 1998 reflecting increased equipment sales. SG&A expense increased 17% in both 1999 and 1998. The 1999 increase was the result of staffing demands related to nonaffiliated sales growth. The 1998 increase was the result of costs related to the division's acquisition of a sales force from another directory sales company in 1998.

Sprint ION(SM)

------------------------------------
                      1999 1998 1997
------------------------------------
                        (millions)
Operating expenses    $358 $143 $ 5
                      --------------
Capital expenditures  $542 $154 $46
                      --------------

Operating expenses for Sprint ION in 1999 and 1998 reflect its initial development and deployment activities and include costs for network research and testing, systems and operations development, product development and advertising to increase public awareness. Depreciation and amortization totaled $38 million in 1999, $5 million in 1998 and $2 million in 1997.

Other Ventures

-------------------------------------------------
                                1999  1998  1997
-------------------------------------------------
                                  (millions)
Net operating revenues          $ 20  $--   $--
                                ----------------
Operating expenses              $ 68  $ 40  $ 84
                                ----------------
Operating loss                  $(48) $(40) $(84)
                                ----------------
Equity in losses of affiliates  $(89) $(51) $(10)
                                ----------------
Capital expenditures            $ 23  $--   $ 17
                                ----------------

This segment includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates.

Operating expenses in 1998 and 1997 and capital expenditures in 1997 mainly relate to the FON Group's offering of Internet services. In June 1998, the FON Group completed the strategic alliance to combine its Internet business with EarthLink. As part of the alliance, EarthLink obtained the FON Group's Sprint Internet Passport customers and took over the day-to-day operations of those services. In exchange, the FON Group acquired an equity interest in EarthLink. As a result, beginning in 1998, the FON Group's share of EarthLink's losses has been reflected in "Equity in losses of affiliates" above.

"Equity in losses of affiliates" mainly consists of losses from EarthLink and Call-Net.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

The effective interest rates in the following table reflect interest expense on long-term debt only. Interest costs on short-term borrowings classified as long-term debt, intergroup borrowings, deferred compensation plans and customer deposits have been excluded so as not to distort the effective interest rates on long-term debt.

---------------------------------------------------------
                                           1999 1998 1997
---------------------------------------------------------
Effective interest rate on long-term debt  7.8% 7.9% 8.0%
                                           --------------

Effective with the PCS Restructuring, interest expense on borrowings incurred by Sprint and allocated to the PCS Group is based on rates the PCS Group would be able to obtain from third parties. Those interest rates are higher than the rates Sprint obtains on the borrowings. The difference between Sprint's actual interest rates and the rates charged to the PCS Group is reflected as a reduction in the FON Group's interest expense. These reductions, which totaled $157 million in 1999 and $11 million in 1998, have also been excluded in computing the effective interest rates above. See Note 2 of Notes to Combined Financial Statements for a more detailed description of Sprint's policies about the allocation of Group financing.

Other Income, Net

Other income consisted of the following:

--------------------------------------------
                              1999 1998 1997
--------------------------------------------
                                (millions)
Dividend and interest income  $36  $ 74 $ 99
Other, net                     13    79   66
--------------------------------------------
Total                         $49  $153 $165
                              --------------

Dividend and interest income for all years reflects interest earned on temporary investments. For 1998, it also reflects interest earned on loans to unconsolidated affiliates and interest earned on short-term investments following Sprint's $5.0 billion debt offering in late 1998. "Other, net" for 1999 includes net gains on miscellaneous investment activities, partly offset by losses from certain equity method investments. For 1998 and 1997, it mainly reflects net gains on sales of local exchanges and certain investments, partly offset by losses from certain equity method investments.

Income Taxes

The FON Group's effective tax rates were 37.9% in 1999, 37.3% in 1998 and 37.7% in 1997. See Note 7 of Notes to Combined Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operation, Net

As a result of Sprint's sale of its interest in Global One to Deutsche Telekom and France Telecom, Sprint's equity share of the results of Global One has been reported as a discontinued operation for all periods presented.

Sprint recorded after-tax losses related to Global One totaling $130 million in 1999, $135 million in 1998 and $142 million in 1997. The 1999 amount includes a $50 million tax benefit recorded to recognize tax assets related to previous losses. The realization of these assets was uncertain until the sale agreement was reached. The gain on the sale of Sprint's interest in Global One made it apparent that these tax assets would be realized.

Extraordinary Items, Net

In 1999, Sprint redeemed, prior to scheduled maturities, $575 million of the broadband fixed wireless companies' debt, assumed by the FON Group, with interest rates ranging from 13.1% to 14.5%. This resulted in a $39 million after-tax extraordinary loss for the FON Group.

In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of FON Group debt with interest rates ranging from 7.9% to 9.3%. This resulted in a $5 million after-tax extraordinary loss.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

--------------------------------
                  1999    1998
--------------------------------
                   (millions)
Combined assets  $21,803 $19,001
                 ---------------

The increase in assets was due to capital expenditures to support the core long distance and local networks and Sprint ION development as well as the purchase of the broadband fixed wireless companies. See "Liquidity and Capital Resources" for more information about changes in the Combined Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Operating Activities

-----------------------------------------------------------------
                                              1999   1998   1997
-----------------------------------------------------------------
                                                  (millions)
Cash flows provided by operating activities  $3,713 $3,915 $2,899
                                             --------------------

The decrease in 1999 operating cash flows mainly reflects increases in working capital partly offset by improved operating results. The increase in 1998 operating cash flows mainly reflects improved operating results in the FON Group's core businesses and decreases in working capital.

Investing Activities

------------------------------------------------------------------------
                                               1999     1998     1997
------------------------------------------------------------------------
                                                    (millions)
Cash flows used by investing activities from
 continuing operations                        $(3,965) $(3,098) $(3,827)
                                              -------------------------

Capital expenditures, which are the FON Group's largest investing activity, totaled $3.5 billion in 1999, $3.2 billion in 1998 and $2.7 billion in 1997. Long distance capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate access line growth, provide additional capacity for increased Internet traffic and expand capabilities for providing enhanced services. In addition, capital expenditures increased $388 million in 1999 from 1998 due to Sprint ION development and hardware deployment.

In 1999, Sprint purchased the net assets of several broadband fixed wireless companies for $618 million, excluding assumed debt. In 1997, Sprint purchased the net assets of Paranet for $375 million. See Note 3 of Notes to Combined Financial Statements.

In 1999, the FON Group received a payment of $314 million from the PCS Group on its outstanding loan. The FON Group had advances to the PCS Group and loans to Sprint PCS to fund capital and operating requirements. Loans to Sprint PCS in 1998 were partly offset by the repayment of a vendor financing loan. Equity transfers to the PCS Group were also used to fund its capital and operating requirements and were offset by current tax benefits used by the FON Group.

Investing activities also include net proceeds from sales of assets totaling $90 million in 1999, $230 million in 1998 and $292 million in 1997.

"Investments in and loans to other affiliates, net" includes the FON Group's investment in EarthLink, Call-Net and other miscellaneous ventures.

Financing Activities

--------------------------------------------------------------------
                                                    1999 1998   1997
--------------------------------------------------------------------
                                                      (millions)
Cash flows provided (used) by financing activities  $308 $(219) $79
                                                    ----------------

Financing activities during 1999 mainly reflect long-term borrowings of $1.0 billion, partly offset by payments on long-term debt of $529 million. In 1998, financing activities mainly reflect long-term borrowings of $785 million partly offset by payments on long-term debt of $388 million. In 1997, the FON Group had net borrowings of $532 million, mainly to fund investments in and loans to affiliates.

The FON Group paid dividends of $426 million in 1999 and $430 million in 1998 and 1997. The indicated annual dividend rate on FON stock is $0.50 per share.

Capital Requirements

The FON Group's 2000 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $4.1 to $4.4 billion. FON Group capital expenditures are expected to range between $3.9 and $4.2 billion in 2000. The long distance and local divisions will require the majority of this total. Sprint ION is expected to require $600 to $700 million for capital expenditures in 2000. Investments in affiliates are expected to require cash of approximately $200 million. Dividend payments are expected to approximate $435 million.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future. These payments will reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group accrued current benefits under the agreement totaling $887 million in 1999 and $190 million in 1998 and received related payments from the FON Group totaling $764 million in 1999 and $20 million in 1998. The remaining $293 million will be paid by the FON Group during the first half of 2000. See Note 2 of Notes to Combined Financial Statements, "Allocation of Federal and State Income Taxes" for more details.

Liquidity

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" for a discussion of liquidity.

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

Competitive Local Service

The Telecommunications Act of 1996 (Telecom Act) was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required incumbent local phone companies, among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. Sprint has obtained interconnection and collocation agreements with a number of incumbent local telephone carriers, and is rolling out Sprint ION in cities across the nation.

Sprint is also rolling out resold and UNE based local services obtained from other local phone companies under the Telecom Act. This rollout of local services obtained from other local phone companies will occur in major areas across the nation not served by the LTD.

In January 1999, the Supreme Court affirmed the FCC's authority to establish rules and prices relating to interconnection and unbundling of the incumbent local phone companies' networks. The FCC subsequently reaffirmed in large part the list of network elements incumbents are required to provide on an unbundled basis, and strengthened collocation requirements. It also took steps to speed the deployment of advanced technologies such as xDSL.

RBOC Long Distance Entry

The Telecom Act also allows RBOCs to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain a FCC ruling that the provision of in-region long distance service is in the public interest. One RBOC, Bell Atlantic, obtained FCC authorization to provide in-region long distance service in New York in December 1999; RBOCs may gain such authorization in the near future in other states. The entry of the RBOCs into the long distance market will impact competition, but the extent of the impact will depend upon factors such as the RBOCs' competitive ability, the appeal of the RBOC brand to different market segments, and the response of competitors. Some of the impact on Sprint may be offset by wholesale revenues from those RBOCs that choose to resell Sprint services.

Customer Service Slamming

The Telecom Act also established liability for the unauthorized switch of a consumer's telephone service from one carrier to another (slamming). In late 1998, the FCC adopted new rules intended to prevent slamming and to compensate victims of slamming; these rules were stayed by the Court of Appeals, and the FCC is currently considering an industry proposal that would streamline the process for adjudicating alleged slams.

Mergers

As a result of increasing competitive pressures, a number of carriers have combined or proposed to combine. Sprint and MCI WorldCom filed a merger application with the FCC (November 1999) and with the European Commission (January 2000); Sprint and MCI WorldCom are also continuing to provide the Department of Justice with information supporting the proposed merger. SBC completed its merger with Ameritech in 1999; the Bell Atlantic-GTE proposed merger remains pending before the FCC. In 1999, AT&T completed its merger with TCI, and announced its pending merger with MediaOne. AT&T is expected to use its newly acquired cable facilities to provide competitive local telephone services.

Universal Services Requirements

The FCC continued to address issues related to Universal Service and access charge reform. It increased the amount of money available to schools and libraries under the "e-rate" program; adopted a computer model designed to calculate "high cost" universal service subsidies (and to replace high cost subsidies implicit in interstate access charges with explicit contributions); and continued to shift certain non-traffic sensitive costs from usage-sensitive to flat-rated access charges. Sprint's long distance and local divisions both benefit from cost-based access charges. In addition, the shift in costs from usage-sensitive to flat-rated access charges has contributed to sharp decreases in long distance usage rate charges.

The FCC and many states have established "universal service" programs to ensure affordable, quality local telecommunications services for all Americans. The FON Group's assessment to fund these programs is typically a percentage of end-user revenues. The FON Group's 1999 results contained assessments for 1999. Currently, management cannot predict the extent of the FON Group's future federal and state universal service assessments, or its ability to recover its contributions from the universal service fund.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires local telecommunications companies to meet certain "assistance capability requirements" by the end of June 2000 where circuit-switching is used and by September 2001 where packet-switching is used. Where circuit-switched technology was installed before 1995, reimbursement for hardware and software upgrades to facilitate CALEA compliance was authorized. The U.S. Department of Justice has published guidelines concerning what is required for it to support, at the FCC, petitions for extension of the CALEA enforcement deadlines. LTD uses circuit-switching for the bulk of its traffic and most LTD switches were installed before 1995 and qualify for reimbursement if upgrades are required by the Justice Department. Sprint ION uses packet switching for its local operations. In the case of Sprint ION, CALEA compliance capabilities are not currently available from equipment and software vendors involved in Sprint ION's deployment. Sprint believes it will be in compliance with CALEA by the appropriate deadlines for local circuit-switched equipment. Sprint ION will apply for an extension for the local packet-based services to allow for development of required hardware and software.

--------------------------------------------------------------------------------
Financial Strategies
--------------------------------------------------------------------------------

Financial strategies are determined by Sprint on a centralized basis. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategies."

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

The FON Group successfully completed its Year 2000 readiness work and passed through the January 1, 2000 rollover event while encountering no customer-affecting outages or business interruptions. Since the inception of the FON Group's Year 2000 readiness program in 1996 through December 31, 1999, the FON Group incurred approximately $275 million of costs associated with its Year 2000 readiness program. The FON Group does not expect to incur any significant additional expenditures related to the Year 2000 issue.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

See Note 13 of Notes to Combined Financial Statements for a discussion of a recently issued accounting pronouncement.

MANAGEMENT REPORT

Sprint Corporation's management is responsible for the integrity and objectivity of the information contained in this annex. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used.

In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.

The combined financial statements included in this annex have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted using auditing standards generally accepted in the United States and their report is included herein.

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

/s/ W. T. Esrey
--------------------------------------------------------------------------------
William T. Esrey
Chairman and Chief Executive Officer

/s/ Arthur B. Krause
--------------------------------------------------------------------------------
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying combined balance sheets of the Sprint FON Group (as described in Note 2) as of December 31, 1999 and 1998, and the related combined statements of operations, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint Corporation (Sprint). Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Sprint FON Group at December 31, 1999 and 1998, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 2, the combined financial statements of the Sprint FON Group should be read together with the audited consolidated financial statements of Sprint.

                                                               Ernst & Young LLP

Kansas City, Missouri
February 1, 2000

COMBINED STATEMENTS OF OPERATIONS                              Sprint FON Group
(millions, except per share data)

---------------------------------------------------------------------------
Years Ended December 31,                          1999     1998     1997
---------------------------------------------------------------------------
Net Operating Revenues                           $17,016  $15,764  $14,564
---------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                    7,724    7,346    7,142
 Selling, general and administrative               4,233    3,737    3,239
 Depreciation and amortization                     2,129    1,921    1,713
---------------------------------------------------------------------------
 Total operating expenses                         14,086   13,004   12,094
---------------------------------------------------------------------------
Operating Income                                   2,930    2,760    2,470
Interest expense                                    (182)    (243)    (208)
Other income, net                                     49      153      165
---------------------------------------------------------------------------
Income from continuing operations before income
 taxes                                             2,797    2,670    2,427
Income taxes                                      (1,061)    (995)    (914)
---------------------------------------------------------------------------
Income from Continuing Operations                  1,736    1,675    1,513
Discontinued operation, net                         (130)    (135)    (142)
Extraordinary items, net                             (39)      (5)     --
---------------------------------------------------------------------------
Net Income                                         1,567    1,535    1,371
Preferred stock dividends received (paid)              7       --       (1)
---------------------------------------------------------------------------
Earnings applicable to common stock              $ 1,574  $ 1,535  $ 1,370
                                                 -------------------------
Diluted Earnings per Common Share(/1/)
 Continuing operations                           $  1.97  $  1.93  $  1.73
 Discontinued operation                            (0.15)   (0.16)   (0.16)
 Extraordinary items                               (0.04)     --       --
---------------------------------------------------------------------------
Total                                            $  1.78  $  1.77  $  1.57
                                                 -------------------------
Diluted weighted average common shares             887.2    868.9    873.0
                                                 -------------------------
Basic Earnings per Common Share(/1/)
 Continuing operations                           $  2.01  $  1.96  $  1.76
 Discontinued operation                            (0.15)   (0.16)   (0.17)
 Extraordinary items                               (0.05)     --       --
---------------------------------------------------------------------------
Total                                            $  1.81  $  1.80  $  1.59
                                                 -------------------------
Basic weighted average common shares               868.0    854.0    860.5
                                                 -------------------------
Dividends per Common Share(/1/)                  $  0.50  $  0.50  $  0.50
                                                 -------------------------

(/1/)Basic and diluted earnings per common share, weighted average common shares, and dividends per common share for 1998 and 1997 are pro forma, unaudited and assume the Recapitalization occurred at the beginning of 1997. In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON common stock. As a result, 1998 and 1997 basic and diluted earnings per common share, weighted average common shares and dividends per common share have been restated.



           See accompanying Notes to Combined Financial Statements.

COMBINED STATEMENTS OF COMPREHENSIVE INCOME                    Sprint FON Group
(millions)

------------------------------------------------------------------------------
Years Ended December 31,                                1999    1998    1997
------------------------------------------------------------------------------
Net Income                                             $1,567  $1,535  $1,371
------------------------------------------------------------------------------
Other Comprehensive Income (Loss)
Unrealized holding gains on securities                     33      28      12
Income tax expense                                        (12)    (10)     (5)
------------------------------------------------------------------------------
Net unrealized holding gains on securities during the
 period                                                    21      18       7
Reclassification adjustment for gains included in net
 income                                                   (57)    --      --
------------------------------------------------------------------------------
Total net unrealized holding gains (losses) on
 securities                                               (36)     18       7
Foreign currency translation adjustments                  --       (2)     10
------------------------------------------------------------------------------
Total other comprehensive income (loss)                   (36)     16      17
------------------------------------------------------------------------------
Comprehensive Income                                   $1,531  $1,551  $1,388
                                                       ----------------------





           See accompanying Notes to Combined Financial Statements.

COMBINED BALANCE SHEETS                                        Sprint FON Group
(millions)

-------------------------------------------------------------------------
December 31,                                            1999      1998
-------------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                               $    104  $    432
   Accounts receivable, net of allowance for doubtful
    accounts of $228 and $175                            2,836     2,375
   Inventories                                             441       350
   Prepaid expenses                                        251       199
   Receivables from the PCS Group                          136       236
   Investments in equity securities                        316       --
   Other                                                   198       177
-------------------------------------------------------------------------
   Total current assets                                  4,282     3,769
 Investments in equity securities                          139       489
 Property, plant and equipment
   Long distance division                                9,824     9,241
   Local division                                       15,828    14,858
   Other                                                 2,035     1,057
-------------------------------------------------------------------------
   Total property, plant and equipment                  27,687    25,156
   Accumulated depreciation                            (13,685)  (12,692)
-------------------------------------------------------------------------
   Net property, plant and equipment                    14,002    12,464
 Investments in and loans to the PCS Group                 431       656
 Investments in and advances to other affiliates           452       463
 Intangible assets
   Goodwill                                              1,223       388
   Other                                                   296        56
-------------------------------------------------------------------------
   Total intangible assets                               1,519       444
   Accumulated amortization                               (140)      (89)
-------------------------------------------------------------------------
   Net intangible assets                                 1,379       355
 Net assets of discontinued operation                      394       182
 Other assets                                              724       623
-------------------------------------------------------------------------
 Total                                                $ 21,803  $ 19,001
                                                      ------------------
Liabilities and Group Equity
 Current liabilities
   Current maturities of long-term debt               $    902  $     33
   Accounts payable                                      1,012     1,260
   Accrued interconnection costs                           683       592
   Accrued taxes                                           162       349
   Advance billings                                        323       229
   Payroll and employee benefits                           557       280
   Other                                                   662       530
-------------------------------------------------------------------------
   Total current liabilities                             4,301     3,273
 Long-term debt                                          4,531     4,409
 Deferred credits and other liabilities
   Deferred income taxes and investment tax credits        935       828
   Postretirement and other benefit obligations          1,064     1,064
   Other                                                   458       403
-------------------------------------------------------------------------
   Total deferred credits and other liabilities          2,457     2,295
 Group equity                                           10,514     9,024
-------------------------------------------------------------------------
 Total                                                $ 21,803  $ 19,001
                                                      ------------------

           See accompanying Notes to Combined Financial Statements.

COMBINED STATEMENTS OF CASH FLOWS                              Sprint FON Group
(millions)

-----------------------------------------------------------------------------
Years Ended December 31,                            1999     1998     1997
-----------------------------------------------------------------------------
Operating Activities
Net income                                         $ 1,567  $ 1,535  $ 1,371
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Discontinued operation, net                           130      135      142
 Extraordinary items, net                               39        1      --
 Equity in net losses of affiliates                     70       52       22
 Depreciation and amortization                       2,129    1,921    1,713
 Deferred income taxes and investment tax credits      220       60      --
 Net gains on sales of assets                         (158)    (104)     (93)
 Changes in assets and liabilities:
   Accounts receivable, net                           (459)     102     (127)
   Inventories and other current assets               (130)     (19)     (92)
   Accounts payable and other current liabilities      152      347      (37)
   Affiliate receivables and payables, net              88      (84)     --
   Noncurrent assets and liabilities, net              (76)     (24)     (19)
 Other, net                                            141       (7)      19
-----------------------------------------------------------------------------
Net cash provided by operating activities            3,713    3,915    2,899
-----------------------------------------------------------------------------
Investing Activities
Capital expenditures                                (3,534)  (3,159)  (2,709)
Repayments from (investments in and loans to)
 Sprint PCS                                            314     (154)    (300)
Investments in and loans to other affiliates, net     (135)    (236)    (186)
Net proceeds from sales of assets                       90      230      292
Purchase of broadband fixed wireless companies,
 net of cash acquired                                 (618)     --       --
Advances to the PCS Group                              --       (64)     --
Equity transfers from (to) the PCS Group               --       340     (547)
Paranet acquisition                                    --       --      (375)
Other, net                                             (82)     (55)      (2)
-----------------------------------------------------------------------------
Net cash used by continuing operations              (3,965)  (3,098)  (3,827)
Net investing activities of discontinued
 operation                                            (384)    (268)    (200)
-----------------------------------------------------------------------------
Net cash used by investing activities               (4,349)  (3,366)  (4,027)
-----------------------------------------------------------------------------
Financing Activities
Proceeds from long-term debt                         1,020      785      867
Payments on long-term debt                            (529)    (388)    (135)
Net change in short-term borrowings                    --       --      (200)
Proceeds from sales of shares to FT and DT              52      --       --
Proceeds from treasury stock issued                    134       60       57
Dividends paid                                        (426)    (430)    (430)
Treasury stock purchased                               (48)    (321)    (145)
Other, net                                             105       75       65
-----------------------------------------------------------------------------
Net cash provided (used) by financing activities       308     (219)      79
-----------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents           (328)     330   (1,049)
Cash and Equivalents at Beginning of Year              432      102    1,151
-----------------------------------------------------------------------------
Cash and Equivalents at End of Year                $   104  $   432  $   102
                                                   -------------------------


           See accompanying Notes to Combined Financial Statements.

NOTES TO COMBINED FINANCIAL STATEMENTS                         Sprint FON Group
-------------------------------------------------------------------------------
1. General
-------------------------------------------------------------------------------

In October 1999, Sprint announced a definitive merger agreement with MCI WorldCom. Under the agreement, each share of Sprint FON stock will be exchanged for $76 of MCI WorldCom common stock, subject to a collar. In addition, each share of Sprint PCS stock will be exchanged for one share of a new WorldCom PCS tracking stock and 0.116025 shares of MCI WorldCom common stock. The terms of the WorldCom PCS tracking stock will be equivalent to those of Sprint's PCS common stock and will track the performance of the company's personal communication services (PCS) business. The merger is subject to the approvals of Sprint and MCI WorldCom shareholders as well as approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate that the merger will close in the second half of 2000.

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Sprint acquired the remaining minority interest in Cox PCS.

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

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless PCS operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

-------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

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

The FON Group combined financial statements provide FON shareholders with financial information about the FON Group operations. Investors in FON stock and PCS stock are Sprint shareholders and are subject to risks related to all of Sprint's businesses, assets and liabilities. Sprint retains ownership and control of the assets and operations of each Group. Financial effects of either Group that affect Sprint's results of operations or financial condition could affect the results of operations or financial position of the other Group or the market price of the other Group's stock. Net losses of either Group, and dividends or distributions on, or repurchases of, PCS stock or FON stock will reduce Sprint funds legally available for dividends on both Groups' stock. As a result, the FON Group combined financial statements should be read along with Sprint's consolidated financial statements and the PCS Group's combined financial statements.

The FON Group combined financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or group equity as previously reported.

Investments in entities in which the FON Group exercises significant influence, but does not control, are accounted for using the equity method (see Note 4).

Classification of Operations

Core Businesses

Long Distance Division

The long distance division is the nation's third-largest long distance phone company. It operates a nationwide, all-digital long distance communications network that uses fiber-optic and electronic technology. The division provides domestic and international voice, video and data communications services.

Local Division

The local division consists of regulated local phone companies serving more than 8 million access lines in 18 states. It provides local services, access by phone customers and other carriers to its local network, sales of telecommunications equipment, and long distance services within certain regional calling areas, or local access transport areas. In November 1998, Sprint sold its remaining 81,000 residential and business access lines in Illinois.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint ION(SM)

Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide new competitive local service.

Other Ventures

The "other ventures" segment includes the cable TV service operations of the broadband fixed wireless companies acquired in the second half of 1999.

This segment also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; and certain other telecommunications investments and ventures. All of the investments and ventures are accounted for on the equity basis.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the assignment of costs to each Group. Sprint believes that the costs allocated are comparable to the costs that would be incurred if the Groups would have been operating on a stand-alone basis. The allocation of shared services may change at the discretion of Sprint and does not require shareholder approval.

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provides for the allocation of income taxes between the two Groups. The FON Group's income taxes are calculated as if it files returns which exclude the PCS Group. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority. The FON Group accrued income taxes payable to the PCS Group in accordance with the tax sharing agreement totaling $887 million in 1999 and $190 million in 1998.

Allocation of Group Financing

Financing activities for the Groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the Groups is specifically allocated to and reflected in the financial statements of the applicable Group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense.

Under Sprint's centralized cash management program, one Group may advance funds to the other Group. These advances are accounted for as short-term borrowings between the Groups and bear interest at a market rate that is substantially equal to the rate that Group would be able to obtain from third parties on a short-term basis.

The allocation of Group financing activities may change at the discretion of Sprint and does not require shareholder approval.

Income Taxes

The FON Group records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition

The FON Group recognizes operating revenues as services are rendered or as products are delivered to customers. The FON Group records operating revenues net of an estimate for uncollectible accounts. Sprint's directory publishing business recognizes revenues for directory services over the life of the related directory (amortization method).

Cash and Equivalents

Cash and equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances for the FON Group were included in accounts payable. These amounts totaled $174 million at year-end 1999 and $263 million at year-end 1998. The FON Group had sufficient funds available to fund these outstanding checks when they were presented for payment.

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

Capitalized Interest

The FON Group capitalized interest costs related to constructing capital assets of $43 million in 1999, $42 million in 1998 and $23 million in 1997. In addition, Sprint capitalized interest costs related to the PCS Group's network buildout. This capitalized interest totaled $61 million for 1998 and $24 million for 1997 and was contributed to, and will be amortized by, the PCS Group. Sprint also capitalized interest costs related to its investment in Sprint PCS until July 1997 when Sprint PCS emerged from the development stage. This capitalized interest, totaling $142 million, was contributed to, and is being amortized by, the PCS Group.

Intangible Assets

The FON Group evaluates the recoverability of intangible assets when events or circumstances indicate that such assets might be impaired. The FON Group determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying value. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over five to 40 years using the straight-line method. Accumulated amortization totaled $94 million at year-end 1999 and $52 million at year-end 1998.

Earnings per Share

As a result of the Recapitalization, earnings per share for the FON Group for 1998 has been calculated based on the Group's income from November 1998 through year-end 1998. It was not calculated on a Group basis for periods prior to November 1998 because the FON stock was not part of Sprint's capital structure at that time.

In the 1999 second quarter, Sprint effected a two-for-one split on its FON common stock. As a result, basic and diluted earnings per common share, weighted-average common shares and dividends for FON common stock have been restated for periods prior to the stock split.

In 1999, the FON Group's convertible preferred dividends totaled $1 million and dilutive securities (mainly options) totaled 19.2 million shares. From the Recapitalization date to year-end 1998, the FON Group's convertible preferred dividends totaled $0.1 million, and dilutive securities (mainly options) totaled 13.8 million shares.

The FON Group's earnings per common share after the Recapitalization date was as follows:

---------------------------------------------------
                                           1998
---------------------------------------------------
                                        (millions,
                                        except per
                                        share data)
Earnings applicable to common stock       $  118
                                          ------
Diluted earnings per common share
 Continuing operations                    $ 0.18
 Discontinued operation                    (0.04)
---------------------------------------------------
 Total                                    $ 0.14
                                          ------
Diluted weighted average common shares     869.0
                                          ------
Basic earnings per common share
 Continuing operations                    $ 0.18
 Discontinued operation                    (0.04)
---------------------------------------------------
 Total                                    $ 0.14
                                          ------
Basic weighted average common shares       855.2
                                          ------

Stock-based Compensation

The FON Group participates in the incentive-based stock option plans and employee stock purchase plan administered by Sprint for executives and other employees. Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans. Had the FON Group applied SFAS 123, pro forma net income would have been $1,434 million for 1999 and $103 million from the Recapitalization date through year-end 1998. See Note 10 of Sprint's Notes to Consolidated Financial Statements for more information about Sprint's stock-based compensation and the FON Group's pro forma net income and earnings per share.

In 1997, Sprint granted performance-based stock options to certain key executives. The FON Group expensed $9 million in 1999 and $14 million in 1998 related to these performance-based stock options.

--------------------------------------------------------------------------------
3. Business Combinations
--------------------------------------------------------------------------------

Broadband Fixed Wireless Companies

In the second half of 1999, Sprint acquired People's Choice TV Corp. (PCTV), American Telecasting, Inc. (ATI), Videotron USA and the operating subsidiaries of WBS America, LLC. These companies own broadband fixed wireless licenses in the Midwest, Southwest, North Central, Western and Southeastern United States. Sprint paid $618 million for the companies' outstanding stock and assumed $575 million of the companies' debt. These notes were redeemed, prior to scheduled maturities, in the 1999 fourth quarter (see Note 8).

These acquisitions were accounted for as purchases. As a result, the financial statements of these companies have been reflected in the FON Group's combined financial statements after the acquisition dates. The excess of the purchase price over the net liabilities acquired totaled $835 million and was preliminarily allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

Paranet, Inc.

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

--------------------------------------------------------------------------------
4. Investments
--------------------------------------------------------------------------------

Investments in Equity Securities

The cost of investments in equity securities was $153 million at year-end 1999 and $105 million at year-end 1998. Gross unrealized holding gains were $302 million at year-end 1999 and $384 million at year-end 1998. At year-end 1999, $316 million of investments in equity securities are classified as current in anticipation of using the investments to retire debt instruments (see Note 8).

During 1999, the FON Group sold available-for-sale securities with a cost basis of $14 million for $104 million. The $90 million gain was included in "Other income, net" in the Combined Statements of Operations.

Investments in and Advances to Other Affiliates

At year-end 1999, investments accounted for using the equity method consisted of the FON Group's investments in EarthLink, Call-Net and strategic investments. Combined, unaudited, summarized financial information (100% basis) of these entities and others accounted for using the equity method was as follows:

------------------------------------------------
                           1999    1998   1997
------------------------------------------------
                              (millions)
Results of operations
 Net operating revenues   $1,571  $1,242  $ 724
                          ---------------------
 Operating income (loss)  $ (192) $   67  $(246)
                          ---------------------
 Net loss                 $ (329) $ (145) $(287)
                          ---------------------
Financial position
 Current assets           $1,524  $1,038
 Noncurrent assets         2,749   2,401
----------------------------------------
 Total                    $4,273  $3,439
                          --------------
 Current liabilities      $  599  $  538
 Noncurrent liabilities    1,644   1,004
 Owners' equity            2,030   1,897
----------------------------------------
 Total                    $4,273  $3,439
                          --------------

--------------------------------------------------------------------------------
5. Discontinued Operation
--------------------------------------------------------------------------------

In January 2000, Sprint reached a definitive agreement with Deutsche Telekom and France Telecom to sell its interest in Global One. In February 2000, Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One.

The FON Group's investment in the net assets of the discontinued operation, including advances, totaled $394 million at year-end 1999 and $182 million at year-end 1998.

The Fon Group recorded after-tax losses related to Global One totaling $130 million in 1999, $135 million in 1998 and $142 million in 1997. The 1999 amount includes a $50 million tax benefit recorded to recognize tax assets related to previous losses. The realization of these assets was uncertain until the sale agreement was reached. The gain on the sale of Sprint's interest in Global One made it apparent that these tax assets would be realized.

The FON Group provided various voice, data and administrative services to Global One totaling $241 million in 1999, $277 million in 1998 and $415 million in 1997. In addition, Global One provided data and administrative services to the FON Group totaling $139 million in 1999, $140 million in 1998 and $114 million in 1997. The FON Group's receivable from Global One was $107 million at year-end 1999 and $187 million at year-end 1998. The FON Group's payable to Global One was $36 million at year-end 1999 and $42 million at year-end 1998.

--------------------------------------------------------------------------------
6. Employee Benefit Plans
--------------------------------------------------------------------------------

Defined Benefit Pension Plan

Most FON Group employees are covered by a noncontributory defined benefit pension plan sponsored by Sprint. Benefits for plan participants belonging to unions are based on negotiated schedules. For non-union participants, pension benefits are based on years of service and the participants' compensation.

Sprint's policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement.

Amounts included in the Combined Balance Sheets for the plan were prepaid pension costs of $285 million at year-end 1999 and $222 million at year-end 1998.

Net pension costs or credits are determined for the FON Group based on a direct calculation of service costs and interest on projected benefit obligations and an appropriate allocation of unrecognized prior service costs, amortization of unrecognized transition asset, actuarial gains and losses, and expected return on plan assets. The FON Group recorded net pension credits (costs) of $63 million in 1999, $46 million in 1998 and $(2) million in 1997.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of non-union employees in FON and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Board of Directors, provide additional matching contributions based on the performance of FON and PCS stock compared to other telecommunications companies' stock. The FON Group recorded expenses of $73 million in 1999 and $54 million in 1998 and 1997 for Sprint's matching contributions to the Sprint defined contribution plans. At year-end 1999, Sprint's defined contribution plans held 33 million FON shares and 27 million PCS shares (on a post-split basis).

Postretirement Benefits

Sprint provides postretirement benefits (principally medical and life insurance benefits) to most FON Group employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

Amounts included in the Combined Balance Sheets at year-end were accrued postretirement benefits costs of $1.0 billion in 1999 and 1998.

Net postretirement benefits costs are determined for the FON Group based on a direct calculation of service costs and interest on accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs and actuarial gains. The FON Group recorded net postretirement benefits costs of $54 million in 1999, $51 million in 1998 and $54 million in 1997.

--------------------------------------------------------------------------------
7. Income Taxes
--------------------------------------------------------------------------------

Income tax expense allocated to continuing operations consisted of the following:

--------------------------------------------------------
                                        1999  1998 1997
--------------------------------------------------------
                                          (millions)
Current income tax expense
 Federal                               $  776 $861 $814
 State                                     65   74  100
--------------------------------------------------------
Total current                             841  935  914
--------------------------------------------------------
Deferred income tax expense (benefit)
 Federal                                  170   38   (7)
 State                                     50   22    7
--------------------------------------------------------
Total deferred                            220   60  --
--------------------------------------------------------
Total                                  $1,061 $995 $914
                                       ----------------

The differences that caused the FON Group's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

------------------------------------------------------------------------------
                                                        1999    1998    1997
------------------------------------------------------------------------------
                                                            (millions)
Income tax expense at the federal statutory rate         $979    $935    $849
Effect of:
 State income taxes, net of federal income tax effect      75      62      70
 Equity in losses of foreign joint ventures                18       6       4
 Other, net                                               (11)     (8)     (9)
------------------------------------------------------------------------------
Income tax expense                                     $1,061    $995    $914
                                                       ----------------------
Effective income tax rate                                37.9%   37.3%   37.7%
                                                       ----------------------

Income tax expense (benefit) allocated to other items was as follows:

---------------------------------------------------------------------------
                                                         1999   1998  1997
---------------------------------------------------------------------------
                                                           (millions)
Discontinued operation                                   $(111) $(62) $(24)
Extraordinary items                                        (23)   (3)  --
Unrealized holding gains on investments(/1/)                20    10     5
Stock ownership, purchase and options arrangements(/1/)   (223)  (49)  (26)
---------------------------------------------------------------------------

(/1/)These amounts have been recorded directly to "Group equity."

The FON Group recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1999 and 1998, along with the income tax effect of each, were as follows:

-----------------------------------------------------------
                                           1999 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment             $--     $1,555
Postretirement and other benefits          422       --
Reserves and allowances                    143       --
Unrealized holding gains on investments    --         52
Operating loss carryforwards               183       --
Tax credit carryforwards                    22       --
Other, net                                 161       --
-----------------------------------------------------------
                                           931     1,607
Less valuation allowance                   183       --
-----------------------------------------------------------
Total                                     $748    $1,607
                                         -------------

-----------------------------------------------------------
                                           1998 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment             $--     $1,402
Postretirement and other benefits          419       --
Reserves and allowances                    149       --
Unrealized holding gains on investments    --         72
Other, net                                 117       --
-----------------------------------------------------------
                                           685     1,474
Less valuation allowance                     4       --
-----------------------------------------------------------
Total                                     $681    $1,474
                                         -------------

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

The valuation allowance related to deferred income tax assets increased $179 million in 1999 and decreased $8 million in 1998 and $2 million in 1997.

In 1999, the FON Group acquired approximately $179 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of the broadband fixed wireless companies. These benefits are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce goodwill or other noncurrent intangible assets resulting from the application of the purchase method of accounting for these transactions.

At year-end 1999, the FON Group had federal operating loss carryforwards of $432 million and state operating loss carryforwards of $741 million. Related to these loss carryforwards are federal tax benefits of $151 million and state tax benefits of $49 million which expire in varying amounts through 2019.

--------------------------------------------------------------------------------
8. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

----------------------------------------------------------------------------------------------------
                                                 1999                             1998
                                   -------------------------------- --------------------------------
                                    Sprint    Sprint                 Sprint    Sprint
                        Maturing   FON Group PCS Group Consolidated FON Group PCS Group Consolidated
----------------------------------------------------------------------------------------------------
                                                              (millions)
Senior notes
 5.7% to 6.9%(/1/)    2001 to 2028  $1,105    $ 8,145    $ 9,250     $1,059    $3,941     $ 5,000
 8.1% to 9.8%         2000 to 2003     632        --         632        632       --          632
 11.0% to 12.5%(/2/)  2001 to 2006     --         734        584        --        699         565
Debentures and notes
 5.8% to 9.6%         2000 to 2022     565        --         565        565       --          565
Notes payable and
 commercial paper              --      294      1,971      2,265        472       274         746
First mortgage bonds
 2.0% to 9.9%         1999 to 2025   1,295        --       1,295      1,312       --        1,312
Capital lease
 obligations
 5.2% to 14.0%        1999 to 2008      69        486        555         32       452         484
Revolving credit
 facilities
 Variable rates       2002 to 2006     900        --         900        --      1,800       1,800
Other(/2/),(/3/)
 2.0% to 10.0%        1999 to 2007     573        153        726        370     1,029       1,085
----------------------------------------------------------------------------------------------------
                                     5,433     11,489     16,772      4,442     8,195      12,189
Less: current
 maturities(/2/)                       902        185      1,087         33       348         247
----------------------------------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations(/2/)                   $4,531    $11,304    $15,685     $4,409    $7,847     $11,942
                                   -----------------------------------------------------------------

(/1/)These borrowings were incurred by Sprint and allocated to the applicable
     Group. Sprint's weighted average interest rate related to these borrowings was 6.6% at year-end 1999 and 6.4% at year-end 1998. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.7% at year-end 1999 and 8.5% at year-end 1998. See Note 2 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/)Consolidated debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. The FON Group had an investment in the PCS Group's Senior Discount notes totaling $150 million at year-end 1999 and $134 million at year-end 1998. In addition, the PCS Group had other long-term debt payable to the FON Group totaling $314 million at year-end 1998, including $134 million classified as current.

(/3/)Includes notes with a market value of $316 million at year-end 1999 and $358 million at year-end 1998 recorded by the FON Group that may be exchanged at maturity for SBC Communications, Inc. (SBC) common shares owned by the FON Group or for cash. Based on SBC's closing price, had the notes matured at year-end 1999, they could have been exchanged for 6.5 million SBC shares. At year-end 1999, Sprint held 7.5 million SBC shares, which have been included in "Investments in equity securities" in the FON Group's Combined Balance Sheets.

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

--------------------------
      Sprint Sprint
       FON    PCS
      Group  Group  Sprint
--------------------------
           (millions)
2000  $ 902  $ 185  $1,087
2001    877    289   1,096
2002  1,339     59   1,398
2003    373  1,058   1,431
2004    144  1,042   1,186
--------------------------

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $670 million at year-end 1999 and $454 million at year-end 1998. In addition, Sprint had commercial paper borrowings totaling $1.6 billion at year-end 1999 and $292 million at year-end 1998. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis.

In 1998, Sprint replaced its previous $1.5 billion credit facility with new facilities with syndicates of domestic and international banks. The new facilities totaled $5.0 billion and expire in 2000 and 2003. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility which expires in 2002. At year-end 1999, Sprint had total unused lines of credit of $3.5 billion.

Bank notes outstanding had weighted average interest rates of 6.3% at year-end 1999 and 5.7% at year-end 1998. The weighted average interest rate of commercial paper was 6.4% at year-end 1999 and 5.8% at year-end 1998.

Long-term Debt

In the 1999 third quarter, Sprint filed a shelf registration statement with the SEC covering $4.0 billion of senior unsecured debt securities. At year-end 1999, Sprint had issued $750 million of debt securities under the shelf. These securities have interest rates ranging from 6.4% to 6.5% and mature in 2001.

In August 1999, Sprint incurred other borrowings totaling $250 million which mature in 2002 and have variable interest rates. At year-end 1999, the notes had an interest rate of 6.1%.

In June 1999, Sprint entered into a $1.0 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 1999, Sprint had borrowed $900 million with a weighted average interest rate of 6.4% under this agreement. These borrowings mature in 2002.

In May 1999, Sprint issued $3.5 billion of senior notes registered with the SEC. These notes have maturities ranging from 5 to 20 years and interest rates ranging from 5.9% to 6.9%. In 1998, Sprint issued $5.0 billion of senior notes registered with the SEC. These notes have maturities ranging from 5 to 30 years and interest rates ranging from 5.7% to 6.9%.

Sprint FON Group

In 1999, the FON Group received a net allocation of $1.0 billion of debt from Sprint. This debt was mainly used for new capital investments and acquisitions. See Note 2 for a more detailed description of how Sprint allocates debt to the Groups.

In the 1999 fourth quarter, Sprint redeemed, prior to scheduled maturities, $575 million of the assumed broadband fixed wireless companies' debt with interest rates ranging from 13.1% to 14.5%. This resulted in a $39 million after-tax extraordinary loss for the FON Group. In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of FON Group debt with interest rates ranging from 7.9% to 9.3%. This resulted in a $5 million after-tax extraordinary loss for the FON Group.

FON Group gross property, plant and equipment totaling $14.3 billion was either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Other

Sprint, including the FON Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1999.

--------------------------------------------------------------------------------
9. Group Equity
--------------------------------------------------------------------------------

------------------------------------------------------------------
                                           1999     1998    1997
------------------------------------------------------------------
                                               (millions)
Beginning balance                         $ 9,024  $7,639  $7,332
Net income                                  1,567   1,535   1,371
Dividends                                    (427)   (431)   (429)
Equity issued                                 209     164      65
Equity repurchased                            (48)   (321)   (145)
Tax benefit from stock options exercised      223      49      26
Contributions to the PCS Group                --     (146) (1,052)
Equity transfer from the PCS Group            --      460     435
Other comprehensive income (loss)             (36)     16      17
Other, net                                      2      59      19
------------------------------------------------------------------
Ending balance                            $10,514  $9,024  $7,639
                                          -----------------------

--------------------------------------------------------------------------------
10. Commitments and Contingencies
--------------------------------------------------------------------------------

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

Operating Leases

The FON Group's minimum rental commitments at year-end 1999 for all noncancelable operating leases, consisting mainly of leases for data processing equipment and real estate, are as follows:

----------------------
            (millions)
2000           $423
2001            299
2002            202
2003            148
2004            106
Thereafter      349
----------------------

The FON Group's gross rental expense totaled $575 million in 1999, $474 million in 1998 and $406 million in 1997. Rental commitments for subleases, contingent rentals and executory costs were not significant.

--------------------------------------------------------------------------------
11. Financial Instruments
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of the FON Group's financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values the FON Group could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 1999 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1999 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of the FON Group's financial instruments at year-end were as follows:

-----------------------------------------------------------------
                                                     1999
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                           $  104    $  104
Investment in affiliate debt securities           169       169
Investments in equity securities                  455       455
Long-term debt and capital lease obligations    5,433     5,497
-----------------------------------------------------------------

-----------------------------------------------------------------
                                                     1998
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                           $  432    $  432
Investment in affiliate debt securities           165       165
Investment in equity securities                   489       489
Long-term debt and capital lease obligations    4,442     4,834
-----------------------------------------------------------------

The carrying amounts of the FON Group's cash and equivalents approximate fair value at year-end 1999 and 1998. The estimated fair value of investments in debt and equity securities was based on quoted market prices. The estimated fair value of the FON Group's long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved.

Concentrations of Credit Risk

The FON Group's accounts receivable are not subject to any concentration of credit risk.

--------------------------------------------------------------------------------
12. Additional Financial Information
--------------------------------------------------------------------------------

Segment Information

The FON Group operates in five business segments, based on services and products: the long distance division, the local division, the product distribution and directory publishing businesses, activities to develop and deploy Sprint ION(SM) and other ventures.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximates fair value.

Industry segment financial information was as follows:

---------------------------------------------------------------------------------------------------------
                                              Product
                           Long             Distribution                                         Sprint
                         Distance   Local   & Directory  Sprint      Other       Corporate and     FON
                         Division  Division  Publishing  ION(SM) Ventures(/1/) ElimInations(/2/)  Group
---------------------------------------------------------------------------------------------------------
                                                           (millions)
1999
Net operating revenues   $10,567    $5,650     $1,731     $--        $  20          $ (952)      $17,016
Intercompany revenues        256       319        641      --          --             (952)          264
Depreciation and
 amortization                993     1,065         17       38          18              (2)        2,129
Operating expenses         8,933     4,150      1,489      358          68            (912)       14,086
Operating income (loss)    1,634     1,500        242     (358)        (48)            (40)        2,930
Operating margin            15.5%     26.5%      14.0%      NM          NM             --           17.2%
Capital expenditures       1,209     1,354         36      542          23             370         3,534
Total assets              13,523     8,072        726      909       1,936          (3,363)       21,803

1998
Net operating revenues   $ 9,658    $5,372     $1,683     $--        $ --           $ (949)      $15,764
Intercompany revenues        137       208        712      --          --             (949)          108
Depreciation and
 amortization                918       982         13        5           7              (4)        1,921
Operating expenses         8,291     3,965      1,452      143          40            (887)       13,004
Operating income (loss)    1,367     1,407        231     (143)        (40)            (62)        2,760
Operating margin            14.2%     26.2%      13.7%      NM          NM             --           17.5%
Capital expenditures       1,364     1,374          9      154         --              258         3,159
Total assets               6,445     7,044        727      199         628           3,958        19,001

1997
Net operating revenues   $ 8,684    $5,294     $1,454     $--        $ --           $ (868)      $14,564
Intercompany revenues          3       294        571      --          --             (868)          --
Depreciation and
 amortization                748       946          9        2           9              (1)        1,713
Operating expenses         7,659     3,902      1,275        5          84            (831)       12,094
Operating income (loss)    1,025     1,392        179       (5)        (84)            (37)        2,470
Operating margin            11.8%     26.3%      12.3%      NM          NM             --           17.0%
Capital expenditures       1,223     1,270         11       46          17             142         2,709
Total assets               6,828     7,933        601       50         228             941        16,581

NM = Not meaningful

(/1/)The "other ventures" segment's equity in losses of affiliates totaled $89 million in 1999, $51 million in 1998 and $10 million in 1997.

(/2/)Significant intercompany eliminations consist of local access charged to the long distance division, equipment purchases from the product distribution business and interexchange services provided to the local division.

More than 95% of the FON Group's s revenues are from domestic customers located within the United States.

Revenues of one customer represents approximately 4% of the FON Group's net operating revenues in 1999 and 5% in 1998 and 1997.

Supplemental Cash Flows Information

The FON Group's cash paid for interest and income taxes was as follows:

------------------------------------------------------
                                        1999 1998 1997
------------------------------------------------------
                                          (millions)
Interest (net of capitalized interest)  $ 82 $217 $198
                                        --------------
Income taxes                            $633 $327 $366
                                        --------------

Noncash activities for the FON Group included the following:

-------------------------------------------------------------------------
                                                           1999 1998 1997
-------------------------------------------------------------------------
                                                             (millions)
Debt assumed in the broadband fixed wireless acquisitions  $575 $--  $--
                                                           --------------
Tax benefit from stock options exercised                   $223 $ 49 $ 26
                                                           --------------
Stock received for stock options exercised                 $ 78 $ 18 $  7
                                                           --------------
Noncash extinguishment of debt                             $ 78 $--  $--
                                                           --------------
Common stock issued under Sprint's ESPP                    $ 72 $ 95 $  5
                                                           --------------
Capital lease obligations                                  $ 41 $--  $ 30
                                                           --------------

Intergroup Investments and Transactions

Sprint FON Group Investments in the Sprint PCS Group

The following table reflects the FON Group's noncurrent investments in the PCS Group, which have been eliminated in Sprint's consolidated financial statements:

-----------------------------------------------------
                                          1999  1998
-----------------------------------------------------
                                          (millions)
Common and preferred intergroup interest  $ 262 $ 311
Long-term loans                             --    180
Investment in debt securities               169   165
-----------------------------------------------------
Total                                     $ 431 $ 656
                                          -----------

Common Intergroup Interest

The FON Group received a 1% intergroup interest in the PCS Group at the time of the PCS Restructuring and Recapitalization. This interest represented 4.5 million PCS shares and included 2.7 million shares held in treasury by the FON Group. During 1999, PCS shares were issued to FON Group employees, reducing the FON Group's interest in the PCS Group.

The FON Group's share of the PCS Group's net loss totaled $13 million in 1999 and $6 million from the date of the PCS Restructuring to year-end 1998 and was included in "Other income, net" in the Sprint FON Group Combined Statements of Operations.

Preferred Intergroup Interest

The FON Group provided Sprint PCS and the PCS Group with interim financing from the date the PCS Restructuring agreement was signed in May 1998 until it was completed in November 1998. As part of the PCS Restructuring, Sprint converted this financing, totaling $279 million, into an intergroup interest representing
0.3 million shares of 10-year PCS preferred stock convertible into a PCS common intergroup interest. The PCS Group paid the FON Group dividends on the preferred intergroup interest of $8 million in 1999 and $1 million in 1998.

Long-term Loans

Sprint provided Sprint PCS with additional interim financing of $180 million from May 1998 through November 1998. This loan was repaid in 1999.

Intergroup Interest Income

The FON Group earned intergroup interest income of $16 million in 1999, $15 million in 1998 and $24 million in 1997 related to the FON Group's investment in PCS Group debt securities and advances to the PCS Group. These amounts are included in "Other income, net" in the Sprint FON Group Combined Statements of Operations.

The difference between Sprint's actual interest costs and the interest costs charged to the PCS Group on allocated debt totaled $157 million in 1999 and $11 million in 1998. These amounts are reflected as a reduction to "Interest expense" in the Sprint FON Group Combined Statements of Operations. See Note 2 for a more detailed description of how Sprint allocates interest expense to each of the Groups.

Intergroup Transactions

The PCS Group is using the long distance division as its interexchange carrier and purchasing wholesale long distance for resale to its customers. Additionally, the FON Group provided the PCS Group with telemarketing services and various other goods and services. Charges to the PCS Group for these items totaled $280 million in 1999 and $21 million from the PCS Restructuring date to year-end 1998.

The FON Group provided management, printing, mailing and warehousing services to the PCS Group. Charges to the PCS Group for these services totaled $65 million in 1999 and $5 million from the PCS Restructuring date to year-end 1998.

Related Party Transactions

Sprint PCS

The following discussion reflects related party transactions between Sprint and Sprint PCS prior to the PCS Restructuring:

Sprint provided Sprint PCS with billing and operator services, and switching equipment. Sprint PCS also used the long distance division as its interexchange carrier.

Charges to Sprint PCS for these services totaled $104 million in 1998 and $61 million in 1997.

Sprint provided management, printing, mailing and warehousing services to Sprint PCS. Charges to Sprint PCS for these services totaled $25 million in 1998 and $11 million in 1997.

Sprint had a vendor financing loan to Sprint PCS for $300 million at year-end 1997 which was repaid in 1998. Sprint also loaned Sprint PCS $114 million in 1998 and $21 million in 1997, which was repaid in the 1999 first quarter.

--------------------------------------------------------------------------------
13. Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting. When adopted in January 2001, this statement is not expected to have a material impact on the FON Group's combined financial statements.

--------------------------------------------------------------------------------
14. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                        Quarter
                                              ---------------------------
1999                                           1st    2nd    3rd    4th
-------------------------------------------------------------------------
                                              (millions, except per share
                                                         data)
Net operating revenues(/1/)                   $4,107 $4,204 $4,298 $4,407
Operating income                                 737    736    726    731
Income from continuing operations(/2/)           434    452    419    431
Net income                                       406    386    359    416
Earnings per common share from continuing
 operations(/3/)
 Diluted                                        0.49   0.51   0.48   0.49
 Basic                                          0.50   0.52   0.49   0.50
-------------------------------------------------------------------------

                                                        Quarter
                                              ---------------------------
1998                                           1st    2nd    3rd    4th
-------------------------------------------------------------------------
                                              (millions, except per share
                                                         data)
Net operating revenues(/1/)                   $3,827 $3,882 $3,977 $4,078
Operating income                                 683    692    713    672
Income from continuing operations(/2/),(/4/)     394    401    426    454
Net income(/4/)                                  352    364    415    404
Pro forma earnings per common share from
 continuing operations(/3/),(/5/)
 Diluted                                        0.45   0.45   0.48   0.52
 Basic                                          0.46   0.46   0.49   0.53
-------------------------------------------------------------------------

(/1/)Certain reclassifications were made from net operating revenues to operating expenses from amounts reported in 1999 reports on Form 10-Q to conform to current year presentation. These reclassifications had no impact on operating income as previously reported.

(/2/)Quarterly income from continuing operations has been adjusted from amounts reported in 1999 reports on Form 10-Q to reflect the presentation of the equity investment in Global One as a discontinued operation for all periods presented.

(/3/)In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON stock. FON Group earnings per share for prior periods have been restated to reflect this stock split.

(/4/)In the 1998 fourth quarter, the FON Group recorded net nonrecurring gains of $104 million, mainly from the sale of local exchanges. This increased income from continuing operations by $62 million.

(/5/)Pro forma earnings per share assumes the FON shares created in the Recapitalization existed for all periods presented.

--------------------------------------------------------------------------------
15. Subsequent Events (Unaudited)
--------------------------------------------------------------------------------

In February 2000, Sprint's Board of Directors declared dividends of 12.5 cents per share on the Sprint FON common stock and Class A common stock. Dividends will be paid March 30, 2000.

                                SPRINT FON GROUP

            SCHEDULE II--COMBINED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------
                                     Additions
                                  ----------------
                         Balance  Charged Charged                    Balance
                        Beginning   to    to Other      Other        End of
                         of Year  Income  Accounts    Deductions      Year
----------------------------------------------------------------------------
                                         (millions)
1999
Allowance for doubtful
 accounts                 $175     $383     $  3        $(333)(/1/)   $228
                        ----------------------------------------------------
Valuation allowance--
 deferred income tax
 assets                   $  4     $--      $179(/2/)   $ --          $183
                        ----------------------------------------------------
1998
Allowance for doubtful
 accounts                 $147     $365     $  3        $(340)(/1/)   $175
                        ----------------------------------------------------
Valuation allowance--
 deferred income tax
 assets                   $ 12     $--      $--         $  (8)        $  4
                        ----------------------------------------------------
1997
Allowance for doubtful
 accounts                 $117     $389     $  4        $(363)(/1/)   $147
                        ----------------------------------------------------
Valuation allowance--
 deferred income tax
 assets                   $ 14     $  3     $--         $  (5)        $ 12
                        ----------------------------------------------------

(/1/)Accounts written off, net of recoveries.

(/2/)Represents a valuation allowance for deferred income tax assets relating to the net operating loss carryforwards acquired in the purchase of the broadband fixed wireless companies.

                                [LOGO OF SPRINT]



                                   Annex III

                                Sprint PCS Group
                         Combined Financial Information

SELECTED FINANCIAL DATA                                         Sprint PCS Group

------------------------------------------------------------------------------
                               1999    1998(/1/) 1997(/1/) 1996(/1/) 1995(/1/)
------------------------------------------------------------------------------
                                     (millions, except per share data)
Results of Operations
------------------------------------------------------------------------------
Net operating revenues        $ 3,180   $ 1,225   $  --     $  --      $--
Operating loss(/2/)            (3,237)   (2,570)     (19)       (1)     --
Other partners' loss in
 Sprint PCS                       --      1,251      --        --       --
Equity in loss of Sprint PCS      --        --      (660)     (192)     (31)
Loss before extraordinary
 items(/2/)                    (2,481)   (1,090)    (419)     (120)     (20)
Net loss(/2/)                  (2,502)   (1,121)    (419)     (120)     (20)

Loss per Share(/3/),(/4/)
------------------------------------------------------------------------------
Diluted and basic loss per
 common share before
 extraordinary items          $ (2.71)  $ (2.21)  $(1.98)       NA       NA

Financial Position
------------------------------------------------------------------------------
Total assets                  $17,924   $15,165   $1,703    $1,260     $974
Property, plant and
 equipment, net                 7,996     6,535      187       --       --
Investment in Sprint PCS          --        --       784     1,176      974
Total debt                     11,489     8,195      --        --       --
Group equity                    3,320     3,755    1,386     1,188      966

Cash Flow Data
------------------------------------------------------------------------------
Net cash provided (used) by
 operating activities         $(1,692)  $  (159)  $   38    $   (1)    $--
Capital expenditures            2,580     1,072      154       --       --
PCS license purchases             --        --       460        84      --
Investments in Sprint PCS         --         33      406       298      911

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or Group equity as previously reported.

(/1/)Results of operations for 1998 include Sprint PCS' operating results on a consolidated basis for the entire year. The cable partners' share of losses through the PCS restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Combined Statements of Operations. Before 1998, the PCS Group's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS restructuring date. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations-- General" for more information.

(/2/)In 1998, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired in-process research and development costs related to the PCS restructuring. This charge increased operating loss, loss before extraordinary items and net loss by $179 million.

(/3/)In December 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend, which was distributed on February 4, 2000 to the PCS shareholders. As a result, diluted and basic loss per common share have been restated for periods before this stock split.

(/4/)Loss per share for the PCS Group for periods prior to 1999 is on a pro forma basis and assumes the PCS restructuring, the recapitalization, the purchase of 5.1 million PCS shares by France Telecom and Deutsche Telekom that occurred in connection with the restructuring and the PCS Group's write-off of $179 million of acquired in-process research and development costs occurred at the beginning of 1997. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.

NA = not applicable

                                     III-1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         Sprint PCS Group
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information.

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-looking Information" for a discussion of forward-looking information.

--------------------------------------------------------------------------------
Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's domestic wireless personal communication services (PCS) operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 1999, the PCS Group, together with affiliates, operated PCS systems in over 360 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve more than 270 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. The service offered by the PCS Group and its affiliates now reaches nearly 190 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using dual-band/dual-mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access.

The wireless industry typically generates a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year versus the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

-----------------------------------------------
                         1999     1998    1997
-----------------------------------------------
                             (millions)
Net operating revenues  $ 3,180  $ 1,225  $--
Operating expenses        6,417    3,795    19
-----------------------------------------------
Operating loss          $(3,237) $(2,570) $(19)
                     --------------------------

The PCS Group's 1999 results of operations reflect the first full year of combined results after the PCS Restructuring. The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method.

Operating expenses in 1998 include a write-off of $179 million associated with the cost of nine in-process research and development projects acquired in connection with the PCS Restructuring. Management has continued supporting these research and development projects and believes the PCS Group has a reasonable chance of successfully completing the projects. These projects are intended to address new and emerging markets within the PCS wireless communications industry, such as the rapid adoption of the Internet and the rapid convergence of voice, data, and video. The failure of any particular individual project in-process would not materially impact the PCS Group's financial condition, results of operations or cash flows.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 28% of net operating revenues in 1999 and 25% in 1998.

Pro Forma Sprint PCS Group

To provide a more meaningful analysis of the PCS Group's underlying operating results, the following supplemental discussion presents 1998 and 1997 on a pro forma basis and assumes the PCS Restructuring and the write-off of acquired in-process research and development costs occurred at the beginning of 1997.

-------------------------------------------------------------------------------
                                                      1999     1998     1997
-------------------------------------------------------------------------------
                                                           (millions)
Net operating revenues                               $ 3,180  $ 1,225  $   258
Operating expenses
 Costs of services and products                        3,150    1,758      850
 Selling, general and administrative                   1,744    1,069      490
 Depreciation and amortization                         1,523    1,038    1,021
 Acquired in-process research and development costs      --       --       179
-------------------------------------------------------------------------------
Total operating expenses                               6,417    3,865    2,540
-------------------------------------------------------------------------------
Operating loss                                       $(3,237) $(2,640) $(2,282)
                    -----------------------------------------------------------
Capital expenditures
 (including capital lease obligations)               $ 2,616  $ 2,904  $ 2,278
                    -----------------------------------------------------------

                                     III-2

Net Operating Revenues

--------------------------------------------------------
                                          1999 1998 1997
--------------------------------------------------------
Customers at year-end (millions)           5.7  2.6  0.9
                         -------------------------------
Average monthly service revenue per user  $ 54 $ 56 $ 49
                         -------------------------------

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges and usage charges. The PCS Group's net operating revenues were $3.2 billion in 1999, $1.2 billion in 1998 and $258 million in 1997. The 1999 increase mainly reflects the launch of nearly 60 new markets and the addition of 3.1 million customers. The 1998 increase reflects the launch of nearly 90 new markets and the addition of 1.7 million customers. Average monthly service revenue per user
(ARPU) has decreased from 1998 due to a wider acceptance of lower-priced, bundled minute rate plans.

Approximately 20% of 1999 and 1998 net operating revenues, and nearly half of 1997 revenues, were from sales of handsets and accessories. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Average monthly customer churn rates have remained consistent during 1999 and 1998 in the mid 3% range.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased $1.4 billion in 1999 and $908 million in 1998 driven by the significant growth in customers and the expanded market coverage.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased $675 million in 1999 and $579 million in 1998 reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Acquisition costs per gross customer addition, including equipment subsidies and marketing costs, have improved from the high-$500 range in 1998 to the low- $400 range in 1999. Lower handset unit costs and scale benefits from greater customer additions have contributed to the improvement.

Cash costs per user (CCPU) consists of costs of service revenues, service delivery and other general and administrative costs. CCPU decreased 36% in 1999 compared to 1998. The improvements reflect good expense management and scale benefits resulting from the increased customer base.

Depreciation and amortization expense, which increased $485 million in 1999 and $17 million in 1998, consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce, which are being amortized over 30 months to 40 years. The increase in depreciation and amortization expense in 1999 reflects amortization of intangible assets acquired in the PCS Restructuring and the Cox PCS purchase as well as depreciation on an increased property base. The increase in 1998 reflects depreciation on an increased property base.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

The effective interest rates in the following table reflect interest expense on long-term debt only. Interest costs on short-term borrowings classified as long-term debt and intergroup borrowings have been excluded so as not to distort the PCS Group's effective interest rates on long-term debt.

--------------------------------------------------------------
                                                 1999   1998
--------------------------------------------------------------
Effective interest rate on long-term debt (/1/)    8.7%   9.4%
                             ---------------------------------

(/1/) The effective interest rate on long-term debt for 1998 is on a pro forma basis as if Sprint PCS' long-term debt had been included in the PCS Group's outstanding long-term debt balance all year.

The decrease in the PCS Group's effective interest rate mainly reflects increased borrowings with lower interest rates.

Effective with the PCS Restructuring, interest expense on borrowings incurred by Sprint and allocated to the PCS Group is based on rates the PCS Group would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. The PCS Group's interest expense includes $157 million in 1999 and $11 million in 1998 resulting from the difference between Sprint's actual interest rates and the rates charged to the PCS Group. These costs are included in the effective interest rates above.

Equity in Sprint PCS Losses

Sprint PCS' results of operations for 1998 have been consolidated for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Combined Statements of Operations. Prior to the PCS Restructuring, the PCS Group's ownership interest in Sprint PCS was accounted for using the equity method. The PCS Group's share of losses from Sprint PCS was $660 million in 1997.

Other Income, Net

Other income for 1999 mainly includes a gain on the sale of property totaling $25 million and $13 million from the FON Group's interest in the PCS Group's loss.

                                     III-3

Other income for 1998 consisted mainly of interest income totaling $34 million, reflecting interest earned on partner contributions from the Sprint PCS partners prior to the PCS Restructuring.

Income Taxes

The PCS Group's effective tax rates were 35.9% in 1999, 33.2% in 1998 and 38.3% in 1997. See Note 5 of Notes to Combined Financial Statements for the differences that caused the effective income tax rates to vary from the statutory federal rate.

Extraordinary Items, Net

In 1999, Sprint redeemed, prior to scheduled maturities, $2.2 billion of the PCS Groups revolving credit facilities and other borrowings. These borrowings had interest rates ranging from 5.6% to 8.3%. This resulted in a $21 million after-tax extraordinary loss. These short-term borrowings were repaid with proceeds from long-term financing.

In 1998, Sprint redeemed, prior to scheduled maturities, $3.3 billion of PCS Group debt with a weighted average interest rate of 8.3%. This resulted in a $31 million after-tax extraordinary loss.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

--------------------------------
                  1999    1998
--------------------------------
                   (millions)
Combined assets  $17,924 $15,165
                 ---------------

Net property, plant and equipment increased $1.5 billion in 1999 reflecting capital expenditures to support the PCS network buildout, partly offset by 1999 depreciation.

Net intangibles increased $850 million mainly reflecting goodwill resulting from the 1999 acquisition of the remaining interest in Cox PCS, partly offset by 1999 amortization. See "Liquidity and Capital Reserves" for more information about changes in the Combined Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

The PCS Group's cash flows for 1998 include Sprint PCS cash flows only after the PCS Restructuring date. In 1997 and prior to the PCS Restructuring date in 1998, the PCS Group's cash flows include SprintCom's cash flows and treat the investment in Sprint PCS as an equity method investment.

Operating Activities

------------------------------------------------------------------------
                                                     1999    1998   1997
------------------------------------------------------------------------
                                                        (millions)
Cash flows provided (used) by operating activities  $(1,692) $(159) $38
                      --------------------------------------------------

Cash flows used by operating activities increased $1.5 billion in 1999 and $197 million in 1998. The 1999 increase mainly reflects increased operating losses for the PCS Group and an increase in working capital. The 1998 increase mainly reflects increased operating losses, partly offset by a decrease in working capital.

Investing Activities

-----------------------------------------------------------------
                                          1999    1998    1997
-----------------------------------------------------------------
                                              (millions)
Cash flows used by investing activities  $(2,509) $(861) $(1,020)
                     --------------------------------------------

The PCS Group's main use of cash in 1999 and 1998 was to fund capital expenditures for the PCS network buildout. In 1997, the PCS Group used cash to acquire PCS licenses and to fund the initial operating losses of Sprint PCS. Capital expenditures for the PCS Group totaled $2.6 billion in 1999, $1.1 billion in 1998 and $154 million in 1997.

Financing Activities

---------------------------------------------------------------
                                              1999   1998  1997
---------------------------------------------------------------
                                                 (millions)
Cash flows provided by financing activities  $4,044 $1,193 $982
                      -----------------------------------------

In 1999, the PCS Group received $5.9 billion of proceeds from long-term debt allocated from Sprint and $905 million of proceeds from stock issuances. These proceeds were mainly used to repay existing debt and to fund the PCS Group's capital expenditures and operating losses.

In 1998, the PCS Group used their allocated portion of the proceeds from Sprint's $5.0 billion debt offering mainly to repay existing debt and to fund capital expenditures. In 1997, the PCS Group used capital provided by the FON Group mainly to fund its investing activities.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and PCS Group. Sprint expects the FON Group to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future. These payments will reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group accrued current benefits under the agreement totaling $887 million in 1999 and $190 million in 1998 and received related payments from the FON Group totaling $764 million in 1999 and $20 million in 1998. The remaining $293 million will be paid by the FON Group during the first half of 2000. See Note 2 of Notes to Combined Financial Statements, "Allocation of Federal and State Income Taxes," for more details.

Capital Requirements

The PCS Group's 2000 investing activities, mainly consisting of capital expenditures, are expected to be

                                     III-4
between $2.4 and $2.6 billion. Additional funds will be required to fund expected operating losses, working capital and debt service requirements of the PCS Group.

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

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

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

The FCC currently prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio licenses totaling more than 45 megahertz (MHz) in any geographic area except that in rural service areas no licensee may have an attributable interest in more than 55 MHz of commercial mobile radio service
(CMRS) spectrum.

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

Other FCC Requirements

Broadband PCS providers cannot unreasonably restrict or prohibit other companies from reselling their services. They also cannot unreasonably discriminate against resellers. CMRS resale obligations will expire in 2002.

Local phone companies must program their networks to allow customers to change service providers without changing phone numbers. This is referred to as service provider number portability. CMRS providers are currently required to deliver calls from their networks to ported numbers anywhere in the country. By November 24, 2002, CMRS providers must be able to offer their own customers number portability in their switches in the 100 largest metropolitan areas. They must also be able to support nationwide roaming.

Broadband PCS and other CMRS providers may provide wireless local loop and other fixed services that would directly compete with the wireline services of local phone companies. Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities to be completed in phases by October 2001.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires telecommunications carriers to meet certain "assistance capability requirements" by the end of June 2000. In 1997, telecommunications industry standard-setting organizations agreed to a joint standard to implement CALEA's capability requirements. The PCS Group believes it will be in compliance with CALEA requirements.

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

                                     III-5

Universal Service Requirements

The FCC and many states have established "universal service" programs to ensure affordable, quality telecommunications services for all Americans. The PCS Group's "contribution" to these programs is typically a percentage of end-user revenues. The PCS Group's 1999 results contained assessments for 1999. Currently, management cannot predict the extent of the PCS Group's future federal and state universal service assessments, or its ability to recover its contributions from the universal service fund.

--------------------------------------------------------------------------------
Financial Strategies
--------------------------------------------------------------------------------

Financial strategies are determined by Sprint on a centralized basis. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategies."

--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

The PCS Group successfully completed its Year 2000 readiness work and passed through the January 1, 2000 rollover event while encountering no customer-affecting outages or business interruptions. Since the inception of the PCS Group's Year 2000 readiness program through December 31, 1999, the PCS Group incurred approximately $45 million of costs associated with its Year 2000 readiness program. The PCS Group does not expect to incur any significant additional expenditures related to the Year 2000 issue.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

See Note 11 of Notes to Combined Financial Statements for a discussion of a recently issued accounting pronouncement.

                                     III-6

MANAGEMENT REPORT

Sprint Corporation's management is responsible for the integrity and objectivity of the information contained in this annex. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used.

In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.

The combined financial statements included in this annex have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted using auditing standards generally accepted in the United States and their report is included herein.

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

/s/ W. T. Esrey
--------------------------------------------------------------------------------
William T. Esrey
Chairman and Chief Executive Officer

/s/ Arthur B. Krause
--------------------------------------------------------------------------------
Arthur B. Krause
Executive Vice President and Chief Financial Officer

                                     III-7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying combined balance sheets of the Sprint PCS Group (as described in Note 2) as of December 31, 1999 and 1998, and the related combined statements of operations, comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint Corporation (Sprint). Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the 1998 or 1997 consolidated financial statements of Sprint Spectrum Holding Company, L.P., a wholly owned subsidiary of Sprint as of December 31, 1998 and an investment in which Sprint had a 40% interest through November 23, 1998 (as discussed in Note 1). Such financial statements reflect assets of $2.7 billion as of December 31, 1998 and revenues of $1.2 billion for the year then ended which we did not audit. The PCS Group's equity in the net loss of Sprint Spectrum Holding Company, L.P. is stated at $625 million for the year ended December 31, 1997. The consolidated financial statements and financial statement schedule of Sprint Spectrum Holding Company, L.P. have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 assets and revenues and the 1997 equity in the net loss which we did not audit, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Sprint PCS Group at December 31, 1999 and 1998, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 2, the combined financial statements of the Sprint PCS Group should be read together with the audited consolidated financial statements of Sprint.

                                                               Ernst & Young LLP

Kansas City, Missouri
February 1, 2000

                                     III-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Sprint Corporation and Partners of Sprint Spectrum Holding Company, L.P.

We have audited the consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule (Schedule II). These financial statements and Schedule II are the responsibility of Partnership management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the two years ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                          Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999

                                     III-9

COMBINED STATEMENTS OF OPERATIONS                               Sprint PCS Group
(millions)

------------------------------------------------------------------------------
Years Ended December 31,                              1999     1998     1997
------------------------------------------------------------------------------
Net Operating Revenues                               $ 3,180  $ 1,225  $  --
------------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                        3,150    1,758     --
 Selling, general and administrative                   1,744    1,069      19
 Depreciation and amortization                         1,523      789     --
 Acquired in-process research and development costs      --       179     --
------------------------------------------------------------------------------
 Total operating expenses                              6,417    3,795      19
------------------------------------------------------------------------------
Operating Loss                                        (3,237)  (2,570)    (19)
Interest expense                                        (698)    (491)    --
Other partners' loss in Sprint PCS                       --     1,251     --
Equity in loss of Sprint PCS                             --       --     (660)
Minority interest                                         20      145     --
Other income, net                                         46       34     --
------------------------------------------------------------------------------
Loss before income tax benefit and extraordinary
 items                                                (3,869)  (1,631)   (679)
Income tax benefit                                     1,388      541     260
------------------------------------------------------------------------------
Loss before Extraordinary Items                       (2,481)  (1,090)   (419)
Extraordinary items, net                                 (21)     (31)    --
------------------------------------------------------------------------------
Net Loss                                              (2,502)  (1,121)   (419)
Preferred stock dividends paid                           (15)      (2)    --
------------------------------------------------------------------------------
Loss applicable to common stock                      $(2,517) $(1,123) $ (419)
                                                     -------------------------
Basic and Diluted Loss per Common Share(/1/),(/2/)
 Continuing operations                               $ (2.71) $ (2.21) $(1.98)
 Extraordinary items                                   (0.02)   (0.04)    --
------------------------------------------------------------------------------
Total                                                $ (2.73) $ (2.25) $(1.98)
                                                     -------------------------
Basic and diluted weighted average common shares       920.4    831.6   831.6
                                                     -------------------------

(/1/)Basic and diluted loss per common share and weighted average common shares for 1998 and 1997 are pro forma, unaudited and assume the PCS Restructuring, Recapitalization, Top-up and the write-off of $179 million of acquired in-process research and development occurred at the beginning of 1997. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.

(/2/)In February 2000, Sprint effected a two-for-one stock split of its PCS common stock. As a result, basic and diluted loss per common share and weighted average common shares for periods before the stock split have been restated.


            See accompanying Notes to Combined Financial Statements.

                                     III-10

COMBINED STATEMENTS OF COMPREHENSIVE LOSS                       Sprint PCS Group
(millions)

--------------------------------------------------------------------
Years Ended December 31,                     1999     1998    1997
--------------------------------------------------------------------
Net Loss                                    $(2,502) $(1,121) $(419)
--------------------------------------------------------------------
Other Comprehensive Income
Unrealized holding gains on securities            8      --     --
Income tax expense                               (3)     --     --
--------------------------------------------------------------------
Net unrealized holding gains on securities        5      --     --
--------------------------------------------------------------------
Total other comprehensive income                  5      --     --
--------------------------------------------------------------------
Comprehensive Loss                          $(2,497) $(1,121) $(419)
                                            ------------------------



            See accompanying Notes to Combined Financial Statements.

                                     III-11

COMBINED BALANCE SHEETS                                         Sprint PCS Group
(millions)

-----------------------------------------------------------------------
December 31,                                           1999     1998
-----------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                               $    16  $   173
   Accounts receivable, net of allowance for doubtful
    accounts of $57 and $11                               572      333
   Inventories                                            336      127
   Prepaid expenses                                        89       60
   Current tax benefit receivable from the FON Group      293      170
   Other                                                    9       19
-----------------------------------------------------------------------
   Total current assets                                 1,315      882
 Property, plant and equipment
   Network equipment                                    5,817    3,999
   Construction work in progress                        1,692    1,607
   Buildings and leasehold improvements                 1,235    1,026
   Other                                                  667      356
-----------------------------------------------------------------------
   Total property, plant and equipment                  9,411    6,988
   Accumulated depreciation                            (1,415)    (453)
-----------------------------------------------------------------------
   Net property, plant and equipment                    7,996    6,535
 Intangible assets
   Goodwill                                             4,522    3,313
   PCS licenses                                         3,060    3,037
   Customer base                                          726      681
   Microwave relocation costs                             377      355
   Other                                                   54       45
-----------------------------------------------------------------------
   Total intangible assets                              8,739    7,431
   Accumulated amortization                              (551)     (93)
-----------------------------------------------------------------------
   Net intangible assets                                8,188    7,338
 Other assets                                             425      410
-----------------------------------------------------------------------
 Total                                                $17,924  $15,165
                                                      -----------------
Liabilities and Group Equity
 Current liabilities
   Current maturities of long-term debt               $   185  $   348
   Accounts payable                                       450      371
   Construction obligations                             1,039      979
   Accrued taxes                                          130       93
   Payables to the FON Group                              136      101
   Other                                                  638      534
-----------------------------------------------------------------------
   Total current liabilities                            2,578    2,426
 Long-term debt and capital lease obligations          11,304    7,847
 Deferred credits and other liabilities
   Deferred income taxes                                  582    1,013
   Other                                                  140      124
-----------------------------------------------------------------------
   Total deferred credits and other liabilities           722    1,137
 Group equity                                           3,320    3,755
-----------------------------------------------------------------------
 Total                                                $17,924  $15,165
                                                      -----------------


            See accompanying Notes to Combined Financial Statements.

                                     III-12

COMBINED STATEMENTS OF CASH FLOWS                               Sprint PCS Group
(in millions)

-----------------------------------------------------------------------------
Years Ended December 31,                            1999     1998     1997
-----------------------------------------------------------------------------
Operating Activities
Net loss                                           $(2,502) $(1,121) $  (419)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Extraordinary items, net                               21       31      --
 Equity in net losses of affiliates                    --       840      660
 Acquired in-process research and development
  costs                                                --       179      --
 Depreciation and amortization                       1,523      121      --
 Deferred income taxes                                (553)      68      176
 Current tax benefit used by the FON Group             --      (460)    (436)
 Net gains on sales of assets                          (25)     --       --
 Changes in assets and liabilities, excluding the
  PCS Restructuring:
   Accounts receivable, net                           (241)      (1)     --
   Inventories and other current assets               (237)     --        (3)
   Accounts payable and other current liabilities      363      386       58
   Current tax benefit receivable from the FON
    Group                                             (123)    (170)     --
   Affiliate receivables and payables, net              35      101      --
   Noncurrent assets and liabilities, net               13     (102)       1
 Other, net                                             34      (31)       1
-----------------------------------------------------------------------------
Net cash provided (used) by operating activities    (1,692)    (159)      38
-----------------------------------------------------------------------------
Investing Activities
Capital expenditures                                (2,580)  (1,072)    (154)
Proceeds from sales of assets                          153      --       --
Cash acquired in the PCS Restructuring                 --       244      --
Investments in Sprint PCS                              --       (33)    (406)
PCS licenses purchased                                 --       --      (460)
Other, net                                             (82)     --       --
-----------------------------------------------------------------------------
Net cash used by investing activities               (2,509)    (861)  (1,020)
-----------------------------------------------------------------------------
Financing Activities
Proceeds from long-term debt                         5,901    4,428      --
Payments on long-term debt                          (2,734)  (3,434)     --
Proceeds from common stock issued                      688      --       --
Proceeds from sales of shares to FT and DT             217       85      --
Dividends paid                                         (15)     --       --
Advances from the FON Group                            --        64      --
Equity transfer (to) from the FON Group                --      (340)     547
Current tax benefit used by the FON Group              --       460      435
Other, net                                             (13)     (70)     --
-----------------------------------------------------------------------------
Net cash provided by financing activities            4,044    1,193      982
-----------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents           (157)     173      --
Cash and Equivalents at Beginning of Year              173      --       --
-----------------------------------------------------------------------------
Cash and Equivalents at End of Year                $    16  $   173  $   --
                                                   --------------------------


            See accompanying Notes to Combined Financial Statements.

                                     III-13

NOTES TO COMBINED FINANCIAL STATEMENTS                          Sprint PCS Group

--------------------------------------------------------------------------------
1. General
--------------------------------------------------------------------------------

In October 1999, Sprint announced a definitive merger agreement with MCI WorldCom. Under the agreement, each share of Sprint FON stock will be exchanged for $76 of MCI WorldCom common stock, subject to a collar. In addition, each share of Sprint PCS stock will be exchanged for one share of a new WorldCom PCS tracking stock and 0.116025 shares of MCI WorldCom common stock. The terms of the WorldCom PCS tracking stock will be equivalent to those of Sprint's PCS common stock and will track the performance of the company's personal communication services (PCS) business. The merger is subject to the approvals of Sprint and MCI WorldCom shareholders as well as approvals from the Federal Communications Commission, the Justice Department, various state government bodies and foreign antitrust authorities. The companies anticipate that the merger will close in the second half of 2000.

In November 1998, Sprint's shareholders approved the formation of the FON Group and the PCS Group and the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued additional low vote PCS shares in exchange for this interest.

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

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their combined 20% voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's domestic wireless PCS operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

--------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

The PCS Group entities are commonly controlled companies and are wholly owned by Sprint. Transactions between the PCS Group and the FON Group have not been eliminated in the combined financial statements of either Group.

The PCS Group combined financial statements provide PCS shareholders with financial information about the PCS Group operations. Investors in FON stock and PCS stock are Sprint shareholders and are subject to risks related to all of Sprint's businesses, assets and liabilities. Sprint retains ownership and control of the assets and operations of each Group. Financial effects of either Group that affect Sprint's results of operations or financial condition could affect the results of operations or financial position of the other Group or the market price of the other Group's stock. Net losses of either Group, and dividends or distributions on, or repurchases of, PCS stock or FON stock will reduce Sprint funds legally available for dividends on both Groups' stock. As a result, the PCS Group combined financial statements should be read along with Sprint's consolidated financial statements and the FON Group's combined financial statements.

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

                                     III-14

The PCS Group combined financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or group equity as previously reported.

Classification of Operations

The PCS Group includes Sprint's domestic wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide nationwide service using a single frequency and a single technology. At year-end 1999, the PCS Group, together with affiliates, operated PCS systems in over 360 metropolitan markets including the 50 largest U.S. metropolitan areas.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses indirect methods, including time studies, to estimate the assignment of costs to each Group. Sprint believes that the costs allocated are comparable to the costs that would be incurred if the Groups would have been operating on a stand-alone basis. The allocation of shared services may change at the discretion of Sprint and does not require shareholder approval.

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provides for the allocation of income taxes between the two Groups. The PCS Group's income taxes reflect the PCS Group's incremental cumulative impact on Sprint's consolidated income taxes. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority. The PCS Group accrued current income tax benefits in accordance with the tax sharing agreement totaling $887 million in 1999 and $190 million in 1998.

Allocation of Group Financing

Financing activities for the Groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the Groups is specifically allocated to and reflected in the financial statements of the applicable Group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense.

Under Sprint's centralized cash management program, one Group may advance funds to the other Group. These advances are accounted for as short-term borrowings between the Groups and bear interest at a market rate that is substantially equal to the rate that Group would be able to obtain from third parties on a short-term basis.

The allocation of Group financing activities may change at the discretion of Sprint and does not require shareholder approval.

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

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances for the PCS Group were included in accounts payable. These amounts totaled $30 million at year-end 1999 and $73 million at year-end 1998. The PCS Group had sufficient funds available to fund these outstanding checks when they were presented for payment.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out method) or replacement value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain

                                     III-15
or loss recognized. Property, plant and equipment is depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

Capitalized Interest

The PCS Group capitalizes interest costs related to network buildout and PCS licenses, which totaled $108 million in 1999 and $64 million in 1998. In addition, Sprint capitalized interest costs related to the PCS Group's network buildout. This capitalized interest totaled $61 million for 1998 and $24 million for 1997 and was contributed to, and will be amortized by, the PCS Group. Sprint also capitalized interest costs related to its investment in Sprint PCS until July 1997 when Sprint PCS emerged from the development stage. This capitalized interest, totaling $142 million, was contributed to, and is being amortized by, the PCS Group.

Intangible Assets

The PCS Group evaluates the recoverability of intangible assets when events or circumstances indicate that such assets might be impaired. The PCS Group determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying value. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over 40 years using the straight-line method. Accumulated amortization totaled $116 million at year-end 1999 and $11 million at year-end 1998.

PCS Licenses

The PCS Group acquired licenses from the Federal Communications Commission
(FCC) to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $130 million at year-end 1999 and $51 million at year-end 1998.

Customer Base

The PCS Group capitalized the fair value of Sprint PCS' customer base acquired in the PCS Restructuring and the fair value of Cox PCS' customer base when the remaining minority interest in Cox PCS was acquired in the 1999 second quarter. The customer base is being amortized over 30 months using the straight-line method. Accumulated amortization totaled $277 million at year-end 1999 and $23 million at year-end 1998.

Microwave Relocation Costs

The PCS Group has incurred costs related to microwave relocation in constructing the PCS network. Microwave relocation costs are being amortized over the remaining lives of the PCS licenses. Accumulated amortization totaled $15 million at year-end 1999 and $6 million at year-end 1998.

Loss per Share

As a result of the PCS Restructuring and the Recapitalization, loss per share for the PCS Group for 1998 has been calculated based on the Group's net loss from November 1998 through year-end 1998. It was not calculated on a Group basis for periods prior to November 1998 because the PCS stock was not part of Sprint's capital structure at that time.

On December 14, 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend which was distributed on February 4, 2000 to the PCS shareholders. As a result, basic and diluted loss per common share and weighted-average common shares for PCS common stock have been restated for periods prior to the stock split.

Dilutive securities for the PCS Group mainly include options, warrants and convertible preferred stock. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for 1999 and 1998. As a result, diluted loss per share equaled basic loss per share.

The PCS Group's basic and diluted loss per common share after the PCS Restructuring and Recapitalization date was as follows:

--------------------------------------------------------------------------------

                                                 1998
------------------------------------------------------------
                                           (millions, except
                                            per share data)

Loss applicable to common stock                 $ (559)
                               -----------------------------
Basic and diluted loss per common share:
 Loss before extraordinary item                 $(0.63)
 Extraordinary item                              (0.04)
------------------------------------------------------------
 Total                                          $(0.67)
                               -----------------------------
Basic and diluted weighted average shares        831.6
                               -----------------------------

Stock-based Compensation

The PCS Group participates in the incentive-based stock option plans and employee stock purchase plan administered by Sprint for executives and other employees. Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option and employee stock purchase plans. Had the PCS Group applied SFAS 123, pro forma net loss would have been $2,578 million in

                                     III-16

1999 and would not have changed materially from the Recapitalization date through year-end 1998. See Note 10 of Sprint's Notes to Consolidated Financial Statements for more information about Sprint's stock-based compensation and the PCS Group's pro forma net loss and loss per share.

In 1997, Sprint granted performance-based stock options to certain key executives. The PCS Group expensed $5 million in 1999 and $1 million in 1998 related to these performance-based stock options.

--------------------------------------------------------------------------------
3. Business Combinations
--------------------------------------------------------------------------------

Cox PCS

In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint's existing 59.2% interest in Cox PCS was reflected in the PCS Group combined financial statements on a combined basis. Sprint issued 24.3 million shares of low-vote PCS stock (pre-split basis) in exchange for the remaining interest. The shares were valued at $1.1 billion. Sprint accounted for the transaction as a purchase.

The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

--------------------------------------------------------------------------------

                                                                  1999
-------------------------------------------------------------------------
                                                               (millions)
Purchase price                                                   $1,146
Net liabilities acquired                                             99
Fair value assigned to customer base acquired                       (45)
Fair value assigned to PCS licenses                                 (99)
Deferred taxes established on acquired assets and liabilities        88
-------------------------------------------------------------------------
Goodwill                                                         $1,189
                                                                 ------

Goodwill is being amortized on a straight-line basis over 40 years.

PCS Restructuring

In November 1998, Sprint acquired the remaining interest in Sprint PCS (except for the minority interest in Cox PCS) from the Cable Partners. In exchange, Sprint issued the Cable Partners 195.1 million low-vote shares of PCS stock and
12.5 million warrants to purchase additional shares of PCS stock (on a pre-split basis). The purchase price was $3.2 billion. In addition, Sprint issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares.

Sprint accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

--------------------------------------------------------------------------------

                                                                  1998
-------------------------------------------------------------------------
                                                               (millions)
Purchase price including transaction costs                      $ 3,226
Net liabilities acquired                                            281
Fair value assigned to customer base acquired                      (681)
Fair value assigned to assembled workforce acquired                 (45)
Increase in property, plant and equipment to fair value            (204)
Mark-to-market of long-term debt                                     85
Deferred taxes established on acquired assets and liabilities       678
In-process research and development costs                          (179)
-------------------------------------------------------------------------
Goodwill                                                        $ 3,161
                                                                -------

Goodwill is being amortized on a straight-line basis over 40 years.

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

The income approach was the primary technique utilized in valuing the acquired IPR&D. This approach included, but was not limited to, an analysis of (i) the markets for each product; (ii) the completion costs for projects; (iii) the expected cash flows attributable to the IPR&D projects; (iv) the risks related to achieving these cash flows; and (v) the stage of development of each project. The issue of alternative future use was extensively evaluated and these technologies, once completed, could only be economically used for their intended purposes.

                                     III-17

Sprint PCS Group Pro Forma Results

The following unaudited pro forma combined results of operations for the PCS Group assume the PCS Restructuring, Recapitalization, Top-up and the write-off of acquired IPR&D costs occurred at the beginning of 1997. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations. Pro forma results were as follows:

--------------------------------------------------------------------------------

                                   1998     1997
---------------------------------------------------
                                    (millions,
                                    except per
                                    share data)
Net operating revenues            $ 1,225  $   258
                                  ----------------
Loss before extraordinary items   $(1,847) $(1,645)
                                  ----------------
Net loss                          $(1,878) $(1,645)
                                  ----------------
Basic and diluted loss
 per common share:
 Loss before extraordinary items  $ (2.21) $ (1.98)
 Extraordinary items                (0.04)     --
---------------------------------------------------
 Total                            $ (2.25) $ (1.98)
                                  ----------------

--------------------------------------------------------------------------------
4. Employee Benefit Plans
--------------------------------------------------------------------------------

Defined Benefit Pension Plan

Effective January 1999, most PCS Group employees became eligible to participate in Sprint's pension plans. Pension benefits are based on years of service and the participants' compensation.

Sprint's policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement.

Amounts included in the Combined Balance Sheets for the plan were accrued pension costs of $5 million at year-end 1999.

Net pension costs are determined for the PCS Group based on a direct calculation of service costs. The PCS Group recorded net pension costs of $5 million in 1999.

Defined Contribution Plan

Prior to January 1999, Sprint PCS sponsored a savings and retirement program for certain employees. Sprint PCS matched contributions equal to 50% of the contribution of each participant, up to the first 6% that the employee elected to contribute. Expense under the savings plan was $7 million in 1998. Effective January 1999, the PCS Group employees began making contributions to Sprint's defined contribution plan. The existing assets of the Sprint PCS savings plan were rolled over to Sprint's defined contribution plan in early 1999. The PCS Group recorded $10 million of expense in 1999 for Sprint's matching contributions to the Sprint defined contribution plans. At year-end 1999, Sprint's defined contribution plans held 33 million FON shares and 27 million PCS shares (on a post-split basis).

Postretirement Benefits

Effective January 1999, most PCS Group employees also became eligible for postretirement benefits (principally medical and life insurance benefits). Retiring employees are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

Amounts included in the Combined Balance Sheets at year-end were accrued postretirement benefits costs of $1 million in 1999.

Net postretirement benefits costs are determined for the PCS Group based on a direct calculation of service costs. The PCS Group recorded net postretirement benefits costs of $1 million in 1999.

--------------------------------------------------------------------------------
5. Income Taxes
--------------------------------------------------------------------------------

Income tax benefits allocated to continuing operations consisted of the following:

--------------------------------------------------------------------------------

                                        1999    1998   1997
-------------------------------------------------------------
                                           (millions)
Current income tax benefit
 Federal                               $  (810) $(579) $(415)
 State                                     (25)   (30)   (21)
-------------------------------------------------------------
Total current                             (835)  (609)  (436)
-------------------------------------------------------------
Deferred income tax expense (benefit)
 Federal                                  (479)    83    188
 State                                     (74)   (15)   (12)
-------------------------------------------------------------
Total deferred                            (553)    68    176
-------------------------------------------------------------
Total                                  $(1,388) $(541) $(260)
                      ---------------------------------------

The differences that caused the PCS Group's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

--------------------------------------------------------------------------------

                                                        1999     1998    1997
-------------------------------------------------------------------------------
                                                            (millions)
Income tax benefit at the statutory rate              $ (1,354) $ (571) $ (238)
Effect of:
 State income taxes, net of federal income tax effect      (64)    (29)    (21)
 Write-off of in-process research and development
  costs                                                    --       63     --
 Goodwill amortization                                      34       3     --
 Other, net                                                 (4)     (7)     (1)
-------------------------------------------------------------------------------
Income tax benefit                                    $ (1,388) $ (541) $ (260)
                     ----------------------------------------------------------
Effective income tax rate                                 35.9%   33.2%   38.3%
                     ----------------------------------------------------------

                                     III-18

Income tax expense (benefit) allocated to other items was as follows:

--------------------------------------------------------------------------------

                                                         1999  1998  1997
-------------------------------------------------------------------------
                                                           (millions)
Extraordinary items                                      $(11) $(20) $--
Unrealized holding gains on investments(/1/)                3   --    --
Stock ownership, purchase and options arrangements(/1/)   (31)  --    --
-------------------------------------------------------------------------

(/1/)These amounts have been recorded directly to "Group equity."

The PCS Group recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1999 and 1998, along with the income tax effect of each, were as follows:

--------------------------------------------------------------------------------

                                 1999 Deferred
                                   Income Tax
                           ----------------------
                               Assets Liabilities
-------------------------------------------------
                                   (millions)
Property, plant and equipment  $ --     $  811
Intangibles                      --        453
Capitalized interest             --        108
Operating loss carryforwards   1,006       --
Tax credit carryforwards          53       --
Other, net                        21       --
-------------------------------------------------
                               1,080     1,372
Less valuation allowance         283       --
-------------------------------------------------
Total                          $ 797    $1,372
                           ----------------------

--------------------------------------------------------------------------------

                                 1998 Deferred
                                   Income Tax
                           ----------------------
                               Assets Liabilities
-------------------------------------------------
                                   (millions)
Property, plant and equipment   $--     $  542
Intangibles                      --        454
Capitalized interest             --        103
Reserves and allowances           22       --
Operating loss carryforwards     295       --
Tax credit carryforwards          27       --
Other, net                         5       --
-------------------------------------------------
                                 349     1,099
Less valuation allowance         245       --
-------------------------------------------------
Total                           $104    $1,099
                           ----------------------

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

The valuation allowance related to deferred income tax assets increased $38 million in 1999.

The PCS Group acquired approximately $229 million of potential tax benefits related to net operating loss carryforwards in the PCS Restructuring which are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce the goodwill or other noncurrent intangible assets resulting from the PCS Restructuring.

In connection with the PCS Restructuring, the PCS Group is required to reimburse the FON Group and the Cable Partners for net operating loss and tax credit carryforward benefits generated prior to the PCS Restructuring if realization by the PCS Group produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by the PCS Group and will be made to the FON Group in cash and to the Cable Partners in shares of Series 2 PCS stock. The carryforward benefits subject to this requirement totaled $259 million, which includes the $229 million acquired in the PCS Restructuring.

At year-end 1999, the PCS Group had federal operating loss carryforwards of approximately $2.3 billion and state operating loss carryforwards of approximately $5.5 billion. Related to these loss carryforwards are federal tax benefits of $787 million and state tax benefits of $336 million. In addition, the PCS Group had available for income tax purposes federal alternative minimum tax credit carryforwards of $49 million, state alternative minimum tax credit carryforwards of $5 million, federal alternative minimum tax net operating loss carryforwards of $933 million, and state alternative minimum tax net operating loss carryforwards of $359 million. The loss carryforwards expire in varying amounts through 2019.

                                     III-19

--------------------------------------------------------------------------------
6. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

--------------------------------------------------------------------------------

                                               1999                         1998
                                   ----------------------------- ---------------------------
                                   Sprint   Sprint               Sprint Sprint
                                     FON     PCS                  FON     PCS
                        Maturing    Group   Group   Consolidated Group   Group  Consolidated
--------------------------------------------------------------------------------------------
                                                          (millions)
Senior notes
 5.7% to 6.9%(/1/)    2001 to 2028 $ 1,105 $  8,145   $ 9,250    $1,059 $ 3,941   $ 5,000
 8.1% to 9.8%         2000 to 2003     632      --        632       632     --        632
 11.0% to 12.5%(/2/)  2001 to 2006     --       734       584       --      699       565

Debentures and notes
 5.8% to 9.6%         2000 to 2022     565      --        565       565     --        565

Notes payable and
 commercial paper              --      294    1,971     2,265       472     274       746

First mortgage bonds
 2.0% to 9.9%         1999 to 2025   1,295       --     1,295     1,312     --      1,312

Capital lease
 obligations
 5.2% to 14.0%        1999 to 2008      69      486       555        32     452       484

Revolving credit
 facilities
 Variable rates       2002 to 2006     900      --        900       --    1,800     1,800

Other(/2/),(/3/)
 2.0% to 10.0%        1999 to 2007     573      153       726       370   1,029     1,085
--------------------------------------------------------------------------------------------
                                     5,433   11,489    16,772     4,442   8,195    12,189
Less: current
 maturities(/2/)                       902      185     1,087        33     348       247
--------------------------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations(/2/)                  $ 4,531 $ 11,304   $15,685    $4,409 $ 7,847   $11,942
                                   ---------------------------------------------------------

(/1/)These borrowings were incurred by Sprint and allocated to the applicable
     Group. Sprint's weighted average interest rate related to these borrowings was 6.6% at year-end 1999 and 6.4% at year-end 1998. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.7% at year-end 1999 and 8.5% at year-end 1998. See Note 2 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/)Consolidated debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. The FON Group had an investment in the PCS Group's Senior Discount notes totaling $150 million at year-end 1999 and $134 million at year-end 1998. In addition, the PCS Group had other long-term debt payable to the FON Group totaling $314 million at year-end 1998, including $134 million classified as current.

(/3/)Includes notes with a market value of $316 million at year-end 1999 and $358 million at year-end 1998 recorded by the FON Group that may be exchanged at maturity for SBC Communications, Inc. (SBC) common shares owned by the FON Group or for cash. Based on SBC's closing price, had the notes matured at year-end 1999, they could have been exchanged for 6.5 million SBC shares. At year-end 1999, Sprint held 7.5 million SBC shares, which have been included in "Investments in equity securities" in the FON Group's Combined Balance Sheets.

                                     III-20

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

--------------------------------------------------------------------------------

      Sprint Sprint
       FON    PCS
      Group  Group  Sprint
--------------------------
           (millions)
2000  $  902 $  185 $1,087
2001     877    289  1,096
2002   1,339     59  1,398
2003     373  1,058  1,431
2004     144  1,042  1,186
--------------------------

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $670 million at year-end 1999 and $454 million at year-end 1998. In addition, Sprint had commercial paper borrowings totaling $1.6 billion at year-end 1999 and $292 million at year-end 1998. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability, through unused credit facilities, to refinance these borrowings on a long-term basis.

In 1998, Sprint replaced its previous $1.5 billion credit facility with new facilities with syndicates of domestic and international banks. The new facilities totaled $5.0 billion and expire in 2000 and 2003. Commercial paper and certain bank notes payable are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility which expires in 2002. At year-end 1999, Sprint had total unused lines of credit of $3.5 billion.

Bank notes outstanding had weighted average interest rates of 6.3% at year-end 1999 and 5.7% at year-end 1998. The weighted average interest rate of commercial paper was 6.4% at year-end 1999 and 5.8% at year-end 1998.

Long-term Debt

In the 1999 third quarter, Sprint filed a shelf registration statement with the SEC covering $4.0 billion of senior unsecured debt securities. At year-end 1999, Sprint had issued $750 million of debt securities under the shelf. These securities have interest rates ranging from 6.4% to 6.5% and mature in 2001.

In August 1999, Sprint incurred other borrowings totaling $250 million which mature in 2002 and have variable interest rates. At year-end 1999, the notes had an interest rate of 6.1%.

In June 1999, Sprint entered into a $1.0 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 1999, Sprint had borrowed $900 million with a weighted average interest rate of 6.4% under this agreement. These borrowings mature in 2002.

In May 1999, Sprint issued $3.5 billion of senior notes registered with the SEC. These notes have maturities ranging from 5 to 20 years and interest rates ranging from 5.9% to 6.9%. In 1998, Sprint issued $5.0 billion of senior notes registered with the SEC. These notes have maturities ranging from 5 to 30 years and interest rates ranging from 5.7% to 6.9%.

Sprint PCS Group

In 1999, Sprint allocated $5.9 billion of debt to the PCS Group. This debt was mainly used to repay debt, to fund new capital investments and to fund operating losses and working capital requirements. See Note 2 for a more detailed description of how Sprint allocates debt to the Groups.

In 1999, the PCS Group repaid $2.2 billion of its revolving credit facilities and other borrowings prior to scheduled maturities. This resulted in a $21 million after-tax extraordinary loss.

In 1998, Sprint redeemed, prior to scheduled maturities, $3.3 billion of PCS Group debt with a weighted average interest rate of 8.3%. This resulted in a $31 million after-tax extraordinary loss for the PCS Group. The debt was repaid with a portion of the proceeds from Sprint's $5.0 billion debt offering in November 1998.

Other

Sprint, including the PCS Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 1999.

--------------------------------------------------------------------------------
7. Group Equity
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                           1999     1998     1997
-------------------------------------------------------------------
                                                (millions)
Beginning balance                         $ 3,755  $ 1,386  $1,188
Net loss                                   (2,502)  (1,121)   (419)
Dividends                                     (15)      (2)    --
Common stock issued                         2,064    3,285     --
Tax benefit from stock options exercised       31      --      --
Preferred stock issued                        --       247     --
Preferred intergroup interest                 --       279     --
Contributions from the FON Group              --       146   1,052
Equity transfers to the FON Group             --      (460)   (435)
Other, net                                    (13)      (5)    --
-------------------------------------------------------------------
Ending balance                            $ 3,320  $ 3,755  $1,386
                                          ------------------------

                                     III-21

--------------------------------------------------------------------------------
8. Commitments and Contingencies
--------------------------------------------------------------------------------

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

Operating Leases

The PCS Group's minimum rental commitments at year-end 1999 for all noncancelable operating leases, consisting mainly of leases for cell and switch sites and office space, are as follows:

--------------------------------------------------------------------------------

            (millions)
2000           $253
2001            204
2002            144
2003             81
2004             35
Thereafter       74
----------------------

The PCS Group's gross rental expense totaled $315 million in 1999, $256 million in 1998 and $4 million in 1997. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
9. Financial Instruments
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of the PCS Group's financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values the PCS Group could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 1999 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 1999 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of the PCS Group's financial instruments at year-end were as follows:

--------------------------------------------------------------------------------

                                                     1999
                                              ------------------
                                                       Estimated
                                              Carrying   Fair
                                               Amount    Value
----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                          $    16   $    16
Investments in equity securities                    9         9
Long-term debt and capital lease obligations   11,489    11,054
----------------------------------------------------------------

--------------------------------------------------------------------------------

                                                     1998
                                              ------------------
                                                       Estimated
                                              Carrying   Fair
                                               Amount    Value
----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                           $  173   $  173
Long-term debt and capital lease obligations    8,195    8,385
----------------------------------------------------------------

The carrying amounts of the PCS Group's cash and equivalents approximate fair value at year-end 1999 and 1998. The estimated fair value of investments in equity securities was based on quoted market prices. The estimated fair value of the PCS Group's long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved.

Concentrations of Credit Risk

The PCS Group's accounts receivable are not subject to any concentration of credit risk.

Interest Rate Swap Agreements

In 1998, Sprint deferred losses from the termination of interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. These losses, totaling $75 million, were allocated to the PCS Group and are being amortized to interest expense using the effective interest method over the term of the debt. At year-end 1999, the remaining unamortized deferred loss totaled $67 million.

--------------------------------------------------------------------------------
10. Additional Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

The PCS Group received cash from the FON Group of $764 million in 1999 and $20 million in 1998 related to income taxes.

The PCS Group paid $632 million for interest (net of capitalized interest) in 1999.

Noncash activities for the PCS Group included the following:

--------------------------------------------------------------------------------

                                                                   1999   1998
-------------------------------------------------------------------------------
                                                                   (millions)
Common stock issued for Cox PCS acquisition                       $1,146 $  --
                                                                  -------------
Stock received for stock options exercised                        $   40 $  --
                                                                  -------------
Capital lease obligations                                         $   36 $  460
                                                                  -------------
Tax benefit from stock options exercised                          $   31 $  --
                                                                  -------------
Common stock issued to the Cable Partners to purchase Sprint PCS  $  --  $3,200
                                                                  -------------
Conversion of interim financing to preferred intergroup interest  $  --  $  279
                                                                  -------------
Preferred stock issued to the Cable Partners in exchange for
 interim financing                                                $  --  $  247
                                                                  -------------


                                     III-22

See Note 3 for more details about the assets and liabilities acquired in the Cox PCS purchase and the PCS Restructuring.

Intergroup Investments and Transactions

Sprint FON Group Investments in the Sprint PCS Group

The following table reflects the FON Group's noncurrent investments in the PCS Group, which have been eliminated in Sprint's consolidated financial statements:

--------------------------------------------------------------------------------

                                          1999  1998
-----------------------------------------------------
                                          (millions)
Common and preferred intergroup interest  $ 262 $ 311
Long-term loans                             --    180
Investment in debt securities               169   165
-----------------------------------------------------
Total                                     $ 431 $ 656
                                          -----------

Common Intergroup Interest

The FON Group received a 1% intergroup interest in the PCS Group at the time of the PCS Restructuring and Recapitalization. This interest represented 4.5 million PCS shares, and included 2.7 million shares held in treasury by the FON Group. During 1999, PCS shares were issued to FON Group employees, reducing the FON Group's interest in the PCS Group.

The FON Group's share of the PCS Group's net loss totaled $13 million in 1999 and $6 million from the date of the PCS Restructuring to year-end 1998 and was included in "Other income, net" in the Sprint PCS Group Combined Statements of Operations.

Preferred Intergroup Interest

The FON Group provided Sprint PCS and the PCS Group with interim financing from the date the PCS Restructuring agreement was signed in May 1998 until it was completed in November 1998. As part of the PCS Restructuring, Sprint converted this financing, totaling $279 million, into an intergroup interest representing
0.3 million shares of 10-year PCS preferred stock convertible into a PCS common intergroup interest. The PCS Group paid the FON Group dividends on the preferred intergroup interest of $8 million in 1999 and $1 million in 1998.

Long-term Loans

Sprint provided Sprint PCS with additional interim financing of $180 million from May 1998 through November 1998. This loan was repaid in 1999.

Intergroup Interest Expense

The PCS Group incurred intergroup interest expense of $16 million in 1999, $15 million in 1998 and $24 million in 1997 related to the FON Group's investment in PCS Group debt securities and advances from the FON Group. The difference between Sprint's actual interest costs and the interest costs charged to the PCS Group on allocated debt totaled $157 million in 1999 and $11 million in 1998. These amounts are included in "Interest expense" in the Sprint PCS Group Combined Statements of Operations. See Note 2 for a more detailed description of how Sprint allocates interest expense to each of the Groups.

Intergroup Transactions

The PCS Group is using the long distance division as its interexchange carrier and purchasing wholesale long distance for resale to its customers. Additionally, the FON Group provided the PCS Group with telemarketing services and various other goods and services. Charges to the PCS Group for these items totaled $280 million in 1999 and $21 million from the PCS Restructuring date to year-end 1998.

The FON Group provided management, printing, mailing and warehousing services to the PCS Group. Charges to the PCS Group for these services totaled $65 million in 1999 and $5 million from the PCS Restructuring date to year-end 1998.

Related Party Transactions

Sprint PCS Group

The Cable Partners advanced PhillieCo $26 million in 1998 and $24 million in 1997. These advances were repaid in the 1999 first quarter.

Sprint PCS

The following discussion reflects related party transactions between Sprint and Sprint PCS prior to the PCS Restructuring:

Sprint provided Sprint PCS with billing and operator services, and switching equipment. Sprint PCS also used the long distance division as its interexchange carrier. Charges to Sprint PCS for these services totaled $104 million in 1998 and $61 million in 1997.

Sprint provided management, printing, mailing and warehousing services to Sprint PCS. Charges to Sprint PCS for these services totaled $25 million in 1998 and $11 million in 1997.

Sprint had a vendor financing loan to Sprint PCS for $300 million at year-end 1997 which was repaid in 1998. Sprint also loaned Sprint PCS $114 million in 1998 and $21 million in 1997, which was repaid in the 1999 first quarter.

Major Customer

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 28% of net operating revenues in 1999 and 25% in 1998.

                                     III-23

--------------------------------------------------------------------------------
11. Recently Issued Accounting Pronouncement
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualified for hedge accounting. When adopted in January 2001, this statement is not expected to have a material impact on the PCS Group's combined financial statements.

                                     III-24

--------------------------------------------------------------------------------
12. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                      Quarter
                                        --------------------------------------
1999                                      1st       2nd       3rd       4th
-------------------------------------------------------------------------------
                                         (millions, except per share data)
Net operating revenues                  $    604  $    736  $    844  $    996
Operating loss                              (827)     (708)     (790)     (912)
Loss before extraordinary items             (605)     (555)     (615)     (706)
Net loss                                    (626)     (555)     (615)     (706)
Diluted and basic loss per common
 share before extraordinary items(/3/)     (0.71)    (0.61)    (0.65)    (0.75)
                                                      Quarter
                                        --------------------------------------
1998                                      1st       2nd       3rd       4th
-------------------------------------------------------------------------------
                                         (millions, except per share data)
Net operating revenues                  $    203  $    265  $    320  $    437
Operating loss(/1/)                         (469)     (507)     (565)   (1,029)
Loss before extraordinary items(/1/)        (145)     (154)     (175)     (616)
Net loss(/1/)                               (145)     (154)     (175)     (647)
Pro forma diluted and basic loss per
 common share before extraordinary
 items(/2/),(/3/)                          (0.48)    (0.49)    (0.52)    (0.72)

(/1/)In the 1998 fourth quarter, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired IPR&D costs related to the PCS Restructuring. This charge increased operating loss and loss before extraordinary items by $179 million.
(/2/)Pro forma loss per share assumes the PCS Restructuring, Recapitalization, Top-up and the PCS Group's write-off of $179 million of acquired IPR&D occurred at the beginning of 1997. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.
(/3/)On February 4, 2000, Sprint effected a two-for-one stock split of its PCS stock. PCS Group loss per share for prior periods have been restated to reflect this stock split.

                                     III-25

                                SPRINT PCS GROUP

            SCHEDULE II--COMBINED VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 1999 and 1998

                                             Additions
                                   -------------------------------
                          Balance                 Charged Charged                 Balance
                         Beginning      PCS         to    to Other   Other        End of
                          of Year  Restructuring  Income  Accounts Deductions      Year
-----------------------------------------------------------------------------------------
                                                 (millions)
1999
 Allowance for doubtful
  accounts                 $ 11        $--         $272     $  4     $(230)(/3/)   $ 57
                         ----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $245        $--         $ 47     $--      $  (9)        $283
                         ----------------------------------------------------------------
1998
 Allowance for doubtful
  accounts                 $--         $  8(/1/)   $ 14     $--      $ (11)(/3/)   $ 11
                         ----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $--         $229(/2/)   $--      $ 16     $ --          $245
                         ----------------------------------------------------------------

There was no activity in the valuation and qualifying accounts for 1997.

(/1/)As discussed in Note 3 of the Notes to Combined Financial Statements, the
     PCS Group's assets and liabilities were recorded at their fair values on the PCS Restructuring date. Therefore, the data presented in this schedule reflects activity since the PCS Restructuring.

(/2/)Represents a valuation allowance for deferred income tax assets recorded in connection with the PCS Restructuring.

(/3/)Accounts written off, net of recoveries.

                                     III-26