Form 10-Q
period 2000-03-31
SPRINT CORP
filed 2000-05-11
CIK 101830

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.


Yes    X          No

                     COMMON SHARES OUTSTANDING AT MARCH 31, 2000:
                            FON COMMON STOCK         790,373,816
                            PCS COMMON STOCK         915,218,373
                            CLASS A COMMON STOCK      86,236,036




TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements                                                               1

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         1

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         1

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  2

             Item 2.  Changes in Securities                                                              2

             Item 3.  Defaults Upon Senior Securities                                                    3

             Item 4.  Submission of Matters to a Vote of Security Holders                                3

             Item 5.  Other Information                                                                  4

             Item 6.  Exhibits and Reports on Form 8-K                                                   4

Signature                                                                                                6

Exhibits

ANNEX I
ANNEX I
SPRINT CORPORATION



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

Management's Discussion and Analysis of Financial Condition and Results of Operations                   I-11


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

Management's Discussion and Analysis of Financial Condition and Results of Operations                   II-9


ANNEX III
SPRINT PCS GROUP



Combined Financial Information
Combined Statements of Operations                                                                      III-1
Combined Statements of Comprehensive Loss                                                              III-2
Combined Balance Sheets                                                                                III-3
Combined Statements of Cash Flows                                                                      III-4
Condensed Notes to Combined Financial Statements                                                       III-5

Management's Discussion and Analysis of Financial Condition and Results of Operations                  III-8


Part I. - Financial Information

Item 1.  Financial Statements

         The information required by Item 1 is incorporated by reference from Annex I, Annex II and Annex III included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by Item 2 is incorporated by reference from Annex I, Annex II and Annex III included herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Sprint's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt, is not material. There have been no material changes in market risk since year-end 1999.

PART II. - Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended March 31, 2000.

Item 2.  Changes in Securities

         On April 28, 2000, the shareholders of Sprint approved amendments to Sprint's Articles of Incorporation and Bylaws.

         Amendments to the Articles of Incorporation

         Under the amended articles of incorporation, France Telecom and Deutsche Telekom, which hold Series 3 FON common stock, Series 3 PCS common stock and Class A common stock (together, Class A stock), no longer have the ability to elect designated directors as a class. Instead, France Telecom and Deutsche Telekom, as the holders of Class A stock, will vote together with other Sprint shareholders in the election of all directors generally. The amendments deleted numerous provisions of the articles of incorporation relating to the ability of France Telecom and Deutsche Telekom to designate directors by a separate class vote.

         Under the amended articles of incorporation, France Telecom and Deutsche Telekom have the right to convert any of their shares into the publicly traded classes and series of Sprint capital stock. In particular, France Telecom and Deutsche Telekom may at any time convert
         (1) any of their shares of Series 3 FON common stock into shares of Series 1 FON common stock, and (2) any of their shares of Series 3 PCS common stock into Series 1 PCS common stock. This also applies to the shares of Series 3 FON common stock and Series 3 PCS common stock that are issuable with respect to the shares of Class A common stock.

         Under the amended articles of incorporation, France Telecom and Deutsche Telekom are no longer entitled to vote their shares as a separate class on amendments to Sprint's bylaws. The articles of incorporation previously included the right to a class vote by the holders of Class A stock on amendments to provisions of the bylaws that related to the ability of the holders of the Class A stock to designate directors by a separate class vote.

         The amendments to the articles of incorporation deleted certain disapproval rights of France Telecom and Deutsche Telekom, including the right of France Telecom and Deutsche Telekom to disapprove:

         - amendments to the articles of incorporation and bylaws that would adversely affect their rights,

         - issuances by Sprint of capital stock or debt securities with super voting rights, and

         - any action by Sprint before January 31, 2006, that would result in, or is taken for the purpose of encouraging or facilitating, certain competitors of France Telecom, Deutsche Telekom or Global One owning 10% or more of the outstanding voting power of Sprint.

         The amendments also deleted provisions requiring the approval of the independent directors of the Board of Directors before Sprint could complete a transaction in which it issues securities representing 30% or more of its total voting power and provisions that would have been triggered if the Sprint Board of Directors had (1) decided to sell control of Sprint in a way that resulted in a shareholder owning more than 35% of the voting power of the resulting corporation, or (2) decided not to oppose a tender offer for securities representing more than 35% of the voting power of all Sprint voting securities.

         In addition, the amendments deleted a provision that allowed France Telecom and Deutsche Telekom, in cases where Sprint decided to (1) sell all or substantially all of its assets or (2) sell control of Sprint in a way that resulted in a 35% or larger shareholder in the resulting entity, to participate on a basis no less favorable than that granted any other participant.

         Amendments to the Bylaws

         The amendments to the bylaws:

         - removed references to the directors that France Telecom and Deutsche Telekom elected by class vote,

         - reflect the fact that under the amended articles of incorporation, France Telecom and Deutsche Telekom vote together with other Sprint shareholders in the election of all directors generally, and

         - deleted  provisions  relating  to the right of  France  Telecom   and
           Deutsche Telekom to vote their shares of Sprint capital stock as a separate class on amendments to certain sections of the bylaws.

         In addition, the amendments deleted provisions in the bylaws that required at least one of the directors elected by a class vote of France Telecom and Deutsche Telekom to be a member of the executive committee of the Sprint Board of Directors. A similar provision generally requiring that at least one of these directors be a member of all other committees of the Board of Directors was also deleted.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 28, 2000, Sprint held a Special Meeting of Shareholders to vote on (1) a proposal to adopt the merger agreement between WorldCom, Inc. and Sprint, (2) a proposal to amend Sprint's Articles of Incorporation and Bylaws, and (3) a proposal to amend the Employees Stock Purchase Plan. The shareholders approved all three proposals.

         The following votes were cast with respect to the proposal to adopt the merger agreement:

           For                                         993,478,554
           Against                                      31,938,520
           Abstain                                       4,159,464
           Broker non-votes                            165,379,369

         The following votes were cast with respect to the proposal to amend Sprint's Articles of Incorporation and Bylaws:

           For                                       1,001,092,994
           Against                                      22,586,023
           Abstain                                       5,897,522
           Broker non-votes                            165,379,369

         The following votes were cast with respect to the proposal to amend the Employees Stock Purchase Plan:

           For                                       1,156,353,462
           Against                                      29,447,726
           Abstain                                       9,154,722

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

         Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $72 million in the 2000 first quarter and $266 million in the 1999 first quarter. Earnings include loss from continuing operations before taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs and the interest component of operating rents.

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

               (b)  Bylaws, as amended.

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

               (d)  Tracking  Stock  Policies  of Sprint  Corporation  (filed as
                    Exhibit 4D to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

          (12) Computation of Ratio of Earnings to Fixed Charges

          (27) Financial Data Schedule

               (a)  March 31, 2000

     (b) Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated January 26, 2000 in which it reported that it had entered into a definitive agreement with Deutsche Telekom and France Telecom to sell Sprint's interest in Global One. Sprint also reported that it had announced fourth quarter 1999 and calendar year 1999 results in both its FON Group and its PCS Group.

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







                                   SPRINT CORPORATION
                                   (Registrant)





                                   By     /s/  John P. Meyer
                                   -------------------------------
                                   John P. Meyer
                                   Senior Vice President -- Controller
                                   Principal Accounting Officer


Dated:  May 10, 2000

      EXHIBIT                      EXHIBIT INDEX
       NUMBER


          (2)  Agreement and Plan of Merger:

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

               (b)  Bylaws, as amended.

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

               (d)  Tracking  Stock  Policies  of Sprint  Corporation  (filed as
                    Exhibit 4D to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

          (12) Computation of Ratio of Earnings to Fixed Charges

          (27) Financial Data Schedule

               (a)  March 31, 2000