Form 10-Q
period 2000-06-30
SPRINT CORP
filed 2000-08-11
CIK 101830

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000
                               ----------------------------------

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


Yes    X          No

                     COMMON SHARES OUTSTANDING AT JULY 31, 2000:
                            FON COMMON STOCK         798,435,108
                            PCS COMMON STOCK         928,245,590
                            CLASS A COMMON STOCK      86,236,036

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

PART II. - Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 2000.

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

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 2000.

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

         Annual Meeting

         On June 13, 2000, Sprint held its Annual Meeting of Shareholders. In addition to the election of three Class II Directors to serve for a term of three years, the shareholders approved the appointment of Ernst & Young LLP as independent auditors for Sprint. The shareholders did not approve a shareholder proposal.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                   For                      Withheld
           ----------------------- ------------------------ --------------------
           Harold S. Hook          1,253,585,550            14,497,871
           Charles E. Rice         1,253,574,651            14,508,771
           Louis W. Smith          1,253,269,335            14,814,087

         The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 2000:

           For                                       1,258,369,697
           Against                                       3,389,739
           Abstain                                       6,323,986

         The following votes were cast with respect to a shareholder proposal urging the Sprint Board to adopt a policy against making compensation awards to officers and Directors which are contingent on a change of control of Sprint unless such awards are submitted to a vote of shareholders and approved by a majority of the votes cast:

           For                                         364,912,498
           Against                                     684,195,943
           Abstain                                      20,313,229
           Broker non-votes                            198,661,752

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

         Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $100 million in the 2000 second quarter, $172 million for the 2000 year-to-date period, $149 million in the 1999 second quarter and $415 million for the 1999 year-to-date period. Earnings include loss from continuing operations before taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs and the interest component of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form
                         10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

                  (b) Bylaws, as amended (filed as Exhibit 3(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

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

                  (c) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom S.A. and Deutsche Telekom AG (filed as
                         Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No.
                         33-58488) and incorporated herein by reference), as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

                  (d)    Tracking Stock Policies of Sprint Corporation (filed as
                         Exhibit 4D to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

           (12) Computation of Ratio of Earnings to Fixed Charges

           (27)     Financial Data Schedule

                  (a)    June 30, 2000

     (b)    Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated July 13, 2000, in which it reported that it and WorldCom had announced that the boards of directors of both companies had acted to terminate their merger agreement.

                           SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                    SPRINT CORPORATION
                    ------------------
                    (Registrant)





                    By     /s/  John P. Meyer
                           ----------------------------
                           John P. Meyer
                           Senior Vice President -- Controller
                           Principal Accounting Officer


Dated:  August 10, 2000

                                   EXHIBIT INDEX
         EXHIBIT
         NUMBER


           (3)  Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form
                         10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

                  (b) Bylaws, as amended (filed as Exhibit 3(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

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

                  (c) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom S.A. and Deutsche Telekom AG (filed as
                         Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No.
                         33-58488) and incorporated herein by reference), as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

                  (d)    Tracking Stock Policies of Sprint Corporation (filed as
                         Exhibit 4D to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference).

           (12) Computation of Ratio of Earnings to Fixed Charges

           (27) Financial Data Schedule

                  (a)    June 30, 2000