Form 10-Q
period 2000-09-30
SPRINT CORP
filed 2000-11-13
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ----------------------------------

                                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               ---------------------  -----------------------

Commission file number                  1-04721
                       ------------------------------------------

                                 SPRINT CORPORATION
               (Exact name of registrant as specified in its charter)


              KANSAS                                       48-0457967
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification No.)


  P.O. Box 11315, Kansas City, Missouri                       64112
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (913) 624-3000

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.


Yes   X       No
   -------      -------

                 COMMON SHARES OUTSTANDING AT OCTOBER 31, 2000:
                        FON COMMON STOCK         798,060,266
                        PCS COMMON STOCK         932,301,835
                        CLASS A COMMON STOCK      86,236,036




TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements                                                               1

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         1

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         1

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  2

             Item 2.  Changes in Securities                                                              2

             Item 3.  Defaults Upon Senior Securities                                                    2

             Item 4.  Submission of Matters to a Vote of Security Holders                                2

             Item 5.  Other Information                                                                  2

             Item 6.  Exhibits and Reports on Form 8-K                                                   2

Signature                                                                                                4

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

PART II. - Other Information

Item 1.  Legal Proceedings

         The two purported class action suits filed in the Supreme Court of New York by shareholders in connection with the proposed merger of Sprint into WorldCom, Inc. (reported in Sprint's Annual Report on Form 10-K for the year ended December 31, 1999) have been dismissed without prejudice, the last one in September 2000.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 2000.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 2000.

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.30 for the 2000 third quarter. Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $63 million in the 2000 year-to-date period, $278 million in the 1999 third quarter and $693 million for the 1999 year-to-date period. The ratio was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income (loss) from continuing operations before income taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs and the interest component of operating rents.

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

          (10) Material Agreements:

               (a) 364-Day Credit Agreement, dated as of August 4, 2000, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America, N.A. and The Chase Manhattan Bank, as Documentation Agents.

          (10) Executive Compensation Plans and Arrangements:

               (b)  1990 Stock Option Plan, as amended.

               (c)  Management Incentive Stock Option Plan, as amended.

               (d)  1997 Long-Term Stock Incentive Program, as amended.

               (e) Employment and Post-Retirement Consulting Agreement between Sprint Corporation and William T. Esrey.

               (f) Temporary Annex A to the 1990 Restricted Stock Plan. The 1990 Restricted Stock Plan, as amended, is filed as Exhibit 10(h) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

               (g)  Special Incentive Plan.

               (h) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers.

          (12) Computation of Ratio of Earnings to Fixed Charges

          (27) Financial Data Schedule

               (a)  September 30, 2000

     (b) Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated July 13, 2000, in which it reported that it and WorldCom, Inc. had announced that the boards of directors of both companies had acted to terminate their merger agreement.

         Sprint filed a Current Report on Form 8-K dated October 17, 2000, in which it reported that it had announced that its Board of Directors had approved a proposal to offer employees a choice to cancel certain stock options granted to them in 2000 in exchange for new options, to be granted six months and one day from the date the old options are cancelled, to purchase an equal number of the same class of shares.

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







                                   SPRINT CORPORATION
                                   ------------------
                                   (Registrant)





                                   By     /s/  John P. Meyer
                                   -------------------------
                                   John P. Meyer
                                   Senior Vice President -- Controller
                                   Principal Accounting Officer


Dated:  November 13, 2000

      EXHIBIT                     EXHIBIT INDEX
       NUMBER

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


          (10) Material Agreements:

               (a) 364-Day Credit Agreement, dated as of August 4, 2000, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America, N.A. and The Chase Manhattan Bank, as Documentation Agents.

          (10) Executive Compensation Plans and Arrangements:

               (b)  1990 Stock Option Plan, as amended.

               (c)  Management Incentive Stock Option Plan, as amended.

               (d)  1997 Long-Term Stock Incentive Program, as amended.

               (e) Employment and Post-Retirement Consulting Agreement between Sprint Corporation and William T. Esrey.

               (f) Temporary Annex A to the 1990 Restricted Stock Plan. The 1990 Restricted Stock Plan, as amended, is filed as Exhibit 10(h) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

               (g)  Special Incentive Plan.

               (h) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers.

          (12) Computation of Ratio of Earnings to Fixed Charges

          (27) Financial Data Schedule

               (a)  September 30, 2000