Form 10-K
period 2000-12-31
SPRINT CORP
filed 2001-03-13
CIK 101830

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Transition period from to

                          Commission File No. 1-04721

                               SPRINT CORPORATION
             (Exact name of registrant as specified in its charter)

                 KANSAS                                48-0457967
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

            P.O. Box 11315,                              64112
         Kansas City, Missouri                         (Zip Code)
    (Address of principal executive
                offices)
     Registrant's telephone number,                  (913) 624-3000
          including area code

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class          Name of each exchange on which registered
               -------------------          -----------------------------------------
         FON Common Stock, Series 1, $2.00
          par value, and FON Group Rights            New York Stock Exchange
         PCS Common Stock, Series 1, $1.00
          par value, and PCS Group Rights            New York Stock Exchange
         Guarantees of Sprint Capital
          Corporation 6.875% Notes due 2028          New York Stock Exchange

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

Aggregate market value of voting and non-voting stock held by non-affiliates at February 28, 2001, was $37,426,477,728.

                COMMON SHARES OUTSTANDING AT FEBRUARY 28, 2001:

                 FON COMMON STOCK      799,223,455
                 PCS COMMON STOCK      935,235,668
                 CLASS A COMMON STOCK   86,236,036

                      Documents incorporated by reference.

Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 2000, is incorporated by reference in Part III hereof.

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

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitled FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

The PCS stock is intended to reflect the performance of Sprint's wireless PCS operations. These operations are referred to as the PCS Group.

The FON stock is intended to reflect the performance of all of Sprint's other operations. These operations are referred to as the FON Group and include the following:
  .  Global markets division
  .  Local division
  .  Product distribution and directory publishing businesses.

Characteristics of Tracking Stock

FON and PCS shareholders are subject to the risks related to all of Sprint's businesses, assets and liabilities. Owning FON or PCS shares does not represent a direct legal interest in the assets and liabilities of the Groups. Rather, shareholders remain invested in Sprint and continue to vote as a single voting class for Board member elections and most other company matters.

The vote per share of the PCS stock is different from the vote of the FON stock. The FON stock has one vote per share. The vote of the PCS stock is based on the market price of a share of PCS stock relative to the market price of a share of FON stock for a period of time prior to the record date for a shareholders meeting. The shares of PCS stock held by the Cable Partners have 1/10 of the vote per share of the publicly traded PCS stock except where there is a class vote. The shares held by the Cable Partners convert into full voting PCS stock upon sale to the public.

The price of the FON stock may not accurately reflect the performance of the FON Group and the price of the PCS stock may not accurately reflect the performance of the PCS Group. Events affecting the results of one Group could adversely affect the results of the other Group and the stock price of the stock tracking the other Group. Net losses of either Group, and dividends or distributions on, or repurchases of, one stock will reduce Sprint funds legally available for dividends on both stocks. Debt incurred by either Group could affect the credit rating of Sprint as a whole and increase borrowing costs for both Groups.

Holders of one of the stocks may have different or conflicting interests from the holders of the other stock. For example, conflicts could arise with respect to decisions by the Sprint Board to (1) convert the outstanding shares of PCS stock into shares of FON stock, (2) sell assets of a Group, either to the other Group or to a third party, (3) transfer assets from one Group to the other Group, (4) formulate public policy positions which could have an unequal effect on the interests of the FON Group and the PCS Group, (5) allocate consideration in a merger to holders of FON stock or PCS stock, and (6) make operational and financial decisions with respect to one Group that could be considered to be detrimental to the other Group. Material conflicts are addressed in accordance with the Tracking Stock Policies adopted by the Sprint Board. In addition, the Board has appointed a committee of its members (the Capital Stock Committee) to interpret and oversee the implementation of these policies.

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

Sprint FON Group

General Overview of the Sprint FON Group

The FON Group is comprised of the global markets division, the local division and the product distribution and directory publishing businesses. The main activities of the global markets division include domestic and international long distance communications (except for consumer long distance services used by customers within Sprint's local franchise territories), Sprint ION(SM), broadband fixed wireless services and certain other ventures. The activities of the local division include local exchange communications and consumer long distance services used by customers within Sprint's local franchise territories. The FON Group is the nation's third-largest provider of long distance services.

Global Markets Division

The global markets division's financial performance for 2000, 1999 and 1998 is summarized as follows:

----------------------------------------------
                         2000    1999    1998
----------------------------------------------
                              (millions)
Net operating revenues  $10,528 $10,308 $9,541
                    --------------------------
Operating income(/1/)   $   585 $ 1,175 $1,190
                    --------------------------

(/1/) Includes a $238 million nonrecurring asset write-down in 2000.

Global Markets Division

General

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications such as Internet and frame relay access and transport, web hosting, virtual private networks, and managed security services; and broadband services.

Sprint is deploying integrated communications services, referred to as Sprint ION. Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide advanced services in the competitive local service market. Sprint uses various advanced services last-mile technologies, including dedicated access and Digital Subscriber Line (xDSL), and expects to use Multipoint Multichannel Distribution Services (MMDS).

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint converted several markets served by MMDS capabilities from cable TV services to high-speed data services. The global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. Sprint intends to provide broadband data and voice services to additional markets served by these capabilities.

The global markets division also reflects the costs of establishing international operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig, a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Competition

The division competes with AT&T, WorldCom and other telecommunications providers in all segments of the long distance communications market. AT&T continues to have the largest market share of the domestic long distance communications market. Emerging competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to fill their networks with traffic volume. Certain Regional Bell Operating Companies (RBOCS) have obtained authorization to provide in-region long distance service in certain states, which has heightened competition in those states. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

Strategy

In order to achieve profitable market share growth in an increasingly competitive long distance communications environment, the global markets division intends to leverage its principal strategic assets: its high-capacity national fiber-optic network, its tier one IP network, its large base of business and residential customers, its established national brand, and offerings available from other FON Group operating entities and the PCS Group. The long distance operation will focus on expanding its presence in the high-growth data communications markets and intends to become the provider of choice for delivery of end-to-end service to business and residential customers. The FON Group continues to deploy network and systems infrastructure which provides reliability, cost effectiveness and technological improvements. In order to create integrated product offerings for its customers, the FON Group is solidifying the linkage of its long distance operation with Sprint's other operations such as the local division and the PCS Group.

The long distance operation also supports Sprint ION activities. Sprint ION's integrated services capability is expected to generate increased demand for Sprint's products and services, and at the same time reduce the costs to provide those services.

Sprint ION intends to rely largely on the transmission infrastructure of the long distance operation, Sprint's MMDS capabilities and, to a lesser extent, on the transmission infrastructure of the local division. Sprint will evaluate whether facilities should be built, leased or acquired where they currently do not exist. Because a great amount of future investment will be related to specific customer contracts, Sprint expects to manage its investment in Sprint ION consistent with customer demand.

Local Division

General

The local division (LTD) consists mainly of regulated local phone companies serving approximately 8.3 million access lines in 18 states. LTD provides local phone services, access by phone customers and other carriers to LTD's local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

LTD's financial performance for 2000, 1999 and 1998 is summarized as follows:

--------------------------------------------
                         2000   1999   1998
--------------------------------------------
                             (millions)
Net operating revenues  $6,155 $5,958 $5,599
                     -----------------------
Operating income        $1,763 $1,553 $1,401
                     -----------------------

AT&T is LTD's largest customer for network access services. The division's net operating revenues from services (mainly network access services) provided to AT&T were 8% in 2000, 10% in 1999 and 12% in 1998. Revenues from AT&T were 3% of the FON Group's revenues in 2000 and 4% in 1999 and 1998.

Competition

Because LTD operations are largely in secondary and tertiary markets, competition in its markets is occurring more gradually. There is already competition for business and residential customers in urban areas served by LTD and for business customers located in most areas. Telecommunications mergers may accelerate competition in the areas served by LTD. There continues to be significant competition in toll services. Competition in these services is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. In addition, wireless services will continue to grow as an alternative to wireline services as a means of reaching local customers.

Strategy

LTD has embarked on a growth strategy whereby it will aggressively market to its local customers Sprint's entire product portfolio as well as its core product line of advanced network features and data products. LTD also supports the FON Group's initiatives with Sprint ION. See "Global Markets Division-- Strategy" for more details.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

The financial performance for the product distribution and directory publishing businesses for 2000, 1999 and 1998 is summarized as follows:

--------------------------------------------
                         2000   1999   1998
--------------------------------------------
                             (millions)
Net operating revenues  $1,936 $1,758 $1,709
                     -----------------------
Operating income        $  284 $  242 $  231
                     -----------------------

Sprint PCS Group

General Overview of the Sprint PCS Group

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 2000, the PCS Group, together with affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands. The service offered by the PCS Group and its affiliates now reaches more than 220 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using dual-band/dual-mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The PCS group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico. This investment is accounted for using the equity method.

The financial performance for the PCS Group for 2000, 1999 and 1998 is summarized as follows:

-----------------------------------------------------
                            2000     1999     1998
-----------------------------------------------------
                                 (millions)
Net operating
 revenues(/1/)             $ 6,341  $ 3,373  $ 1,294
                    ---------------------------------
Operating loss(/1/),(/2/)  $(1,928) $(3,237) $(2,570)
                    ---------------------------------
Other partners' loss in
 Sprint PCS                $   --   $   --   $ 1,251
                    ---------------------------------

(/1/) The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year.

(/2/) Includes a $24 million charge in 2000 for costs associated with the terminated merger between Sprint and WorldCom and a nonrecurring charge to write-off $179 million of acquired in-process research and development costs related to the PCS Restructuring in 1998. For further discussion, see the PCS Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

Each of the markets in which the PCS Group competes is served by other two-way wireless service providers, including cellular and PCS operators and resellers. A majority of the markets will have five or more commercial mobile radio service (CMRS) providers and each of the top 50 metropolitan markets have at least one other PCS competitor in addition to two cellular incumbents. Many of these competitors have been operating for a number of years and currently serve a significant subscriber base.

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

  .  Operating a nationwide digital wireless network

  .  Leveraging Sprint's national brand

  .  Utilizing state-of-the-art CDMA technology

  .  Delivering superior value to its customers

  .  Growing its customer base using multiple distribution channels

  .  Continuing to expand coverage

  .  Offering PCS services in combination with FON Group services

Regulatory Developments

Sprint FON Group

Competitive Local Service

The Telecommunications Act of 1996 (Telecom Act) was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required incumbent local exchange carriers (ILECs), among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. Sprint has obtained interconnection and collocation agreements with a number of ILECs, and is rolling out Sprint ION in selected cities across the nation, using collocation and unbundled network elements obtained from ILECs.

In January 1999, the Supreme Court affirmed the authority of the Federal Communications Commission (FCC) to establish rules and prices relating to interconnection and unbundling of the ILECs' networks. The FCC subsequently reaffirmed in large part the list of network elements incumbents are required to provide on an unbundled basis, and strengthened collocation requirements. It also took steps to speed the deployment of advanced technologies such as xDSL.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit invalidated the pricing standards the FCC had adopted for unbundled network elements and resale of ILEC services. The court also refused to reconsider, in light of the Supreme Court decision discussed above, the court's prior holding that ILECs could not be required to combine unbundled network elements on behalf of other carriers. In January 2001, the U.S. Supreme Court granted certiorari of three issues from the Eighth Circuit decision. The Supreme Court will review whether the Telecom Act forecloses the cost methodology adopted by the FCC for interconnection rates with the ILECs. A related issue dealing with whether rejection of historical costs is a taking will also be considered. Finally, the Supreme Court will consider whether ILECs have a duty under the Telecom Act to combine previously uncombined network elements when requested and for a fee. If the Supreme Court affirms the Eighth Circuit's decision, the FCC or the state regulatory commissions would have to formulate new pricing standards for unbundled network elements and interconnection.

Separately, in a March 2000 decision, the U.S. Court of Appeals for the District of Columbia Circuit remanded to the FCC the issue of what types of equipment ILECs must allow competitors to collocate in their offices. The FCC has received comments and reply comments on whether and how to change its collocation rules in light of the D.C. Circuit's decision.

RBOC Long Distance Entry

The Telecom Act also allows RBOCs to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. The RBOC's have gained authorization to provide in-region long distance service in four states. Verizon obtained FCC authorization for New York in December 1999; SBC obtained FCC authorization to provide in-region services in Texas in June 2000 and in Oklahoma and Kansas in January 2001. RBOCs may gain such authorization in the near future in other states. The entry of the RBOCs into the long distance market will impact competition, but the extent of the impact will depend upon factors such as the RBOCs' competitive ability, the appeal of the RBOC brand to different market segments, and the response of competitors. Some of the impact on Sprint may be offset by wholesale revenues from those RBOCs which choose to resell Sprint services.

Customer Service Slamming

The Telecom Act also established liability for the unauthorized switching of a consumer's telephone service from one carrier to another (slamming). In late 1998, the FCC adopted new rules intended to prevent slamming and to compensate victims of slamming. The compensation rules were stayed by the Court of Appeals for the District of Columbia Circuit. In May 2000, the FCC modified the process for adjudicating alleged slams. The D.C. Circuit then lifted its stay and the new rules went into effect on November 28, 2000.

Mergers

A number of mergers received final regulatory approval in 2000 and early 2001. The Qwest-US West merger was approved by the FCC in March 2000; the Bell Atlantic-GTE merger was approved by the FCC in June 2000; and the AT&T-MediaOne merger was approved by the FCC in June 2000. Finally, the AOL-Time Warner merger received approval from the FCC in January 2001.

Universal Service Requirements

The FCC continues to address issues related to universal service and access reform. In May 2000, the FCC adopted an access reform plan that substantially reduced switched access charges paid by long distance carriers to the large ILECs and created a new universal service fund that offsets a portion of this reduction in access charges. In connection with its advocacy of this plan, Sprint committed that it would flow through the reductions in switched access costs over the five-year life of the plan to both business and residential customers. Sprint also committed to certain other pricing actions, including eliminating charges to residential and single-line business customers which had been used to pass through certain access costs that were eliminated by this plan, and maintaining, for the duration of the plan, at least one pricing option that does not include a minimum usage charge. The FCC order adopting this access reform plan requires Sprint to adhere to these commitments. The FCC's order has been appealed to the U.S. Court of Appeals for the Fifth Circuit.

The FCC and many states have established "universal service" programs to ensure affordable, quality local telecommunications services for all Americans. The FON Group's assessment to fund these programs is typically a percentage of interstate and international end-user revenues. Currently, management cannot predict the extent of the FON Group's future federal and state universal service assessments, or its ability to recover its contributions to the universal service fund from its customers.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires telecommunications companies to meet certain "assistance capability requirements" by the end of June 2000 where circuit-switching is used and by September 2001 where packet-switching is used. Where circuit-switched technology was installed before 1995, reimbursement for hardware and software upgrades to facilitate CALEA compliance was authorized. The U.S. Department of Justice (DOJ) has published guidelines concerning what is required for it to support, at the FCC, petitions for extension of the CALEA enforcement deadlines; however, the FCC did not require carriers to have DOJ concurrence to seek an extension. LTD uses circuit-switching for the bulk of its traffic and most LTD switches were installed before 1995 and qualify for reimbursement if upgrades are required by the DOJ. Sprint ION uses packet switching for its local operations. In the case of Sprint ION, CALEA compliance capabilities are not currently available from equipment and software vendors involved in Sprint ION's deployment. LTD has obtained an extension for CALEA compliance until June 30, 2001 and has been in discussions with the DOJ which resulted in an agreement on a deployment schedule for CALEA within LTD. LTD expects the DOJ to provide a letter of support for use with the FCC in obtaining a further extension consistent with the agreed upon deployment schedule. Sprint ION will apply for an extension for the local packet-based services to allow for development of required hardware and software.

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

The FCC currently prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio licenses totaling more than 45 megahertz (MHz) in any geographic area except that in rural service areas no licensee may have an attributable interest in more than 55 MHz of CMRS spectrum.

PCS License Transfers and Assignments

The FCC must approve any substantial changes in ownership or control of a PCS license. Noncontrolling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, the FCC now requires only post-consummation notification of certain pro forma assignments or transfers of control.

PCS License Conditions

All PCS licenses are granted for 10-year terms if the FCC's buildout requirements are followed. Based on those requirements, all 30 MHz broadband major trading area (MTA) licensees must build networks offering coverage to 1/3 of the population within five years and 2/3 within 10 years. In June 2000, the PCS Group met its five-year buildout requirement in all its MTA markets. All 10 MHz broadband PCS licensees must build networks offering coverage to at least 1/4 of the population within five years or make a showing of "substantial service" within that five-year period. Sprint anticipates that it will meet the 10 MHZ five-year buildout requirement by the April 2002 deadline. Licenses may be revoked if the rules are violated.

PCS licenses may be renewed for additional 10-year terms. Renewal applications are not subject to auctions. However, third parties may oppose renewal applications.

Other FCC Requirements

Broadband PCS providers cannot unreasonably restrict or prohibit other companies from reselling their services. They also cannot unreasonably discriminate against resellers. CMRS resale obligations will expire in 2002.

Local exchange carriers must program their networks to allow customers to retain, at the same location, existing telephone numbers when switching from one telecommunications carrier to another. This is referred to as service provider number portability. CMRS providers are currently required to deliver calls from their networks to ported numbers anywhere in the country. By November 24, 2002, all covered CMRS providers must provide a database solution for number portability. The solution must be able to support roaming. Covered CMRS providers must provide number portability in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, but only at the request of another carrier (CMRS provider or local exchange carrier).

Broadband PCS and other CMRS providers may provide wireless local loop and other fixed services that would directly compete with the wireline services of local phone companies. Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities in a two-tiered manner. In the first phase, wireless carriers must identify the base station from which a call originated. In the second phase, wireless carriers must provide location within a radius as small as fifty meters. Implementation of the more complex Phase II location requirements must begin by October 1, 2001.

Communications Assistance for Law Enforcement Act

CALEA requires telecommunications carriers, including Sprint, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. In 1997, industry-setting organizations developed interim standards for wireline, cellular and broadband PCS carriers to comply with CALEA. In

August 1999, the FCC supplemented the interim industry standards with six additional capabilities. For interim industry standards, the deadline for compliance was June 30, 2000, and for the additional standards established by the FCC, the deadline is September 30, 2001. In August 2000, an appellate court vacated the FCC's decision relative to four of the capabilities and remanded the matter for further FCC consideration.

Sprint PCS believes that it is in compliance with all existing CALEA requirements. However, Sprint PCS filed a petition for an extension of the June 30, 2000 deadline until June 30, 2001 in the event that the FCC determines that Sprint PCS must use a specific vendor solution to automatically provide mobile service assistance information under Section 103 (d) of CALEA. Specifically, this section requires a CMRS carrier to identify (a) whether a customer/interception subject is traveling "in network: but outside the customer's service area," and (b) the service provider if the subject is roaming on another CMRS network. While Sprint PCS is capable of providing this information upon a specific request by law enforcement, it cannot provide the information automatically. The FCC has not ruled on Sprint PCS' motion for an extension of the June 30, 2000 deadline; however, Sprint PCS is deemed to have an extension of the deadline until March 31, 2001 unless the FCC revokes the extension before that deadline or issues a final order with a different deadline.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause certain cell site locations to come under National Environmental Policy Act (NEPA) and National Historic Preservation Act (NHPA) regulation. The FCC's NEPA and NHPA rules require carriers to meet certain land use and radio frequency standards.

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

Environmental Compliance

Sprint's environmental compliance and remediation expenditures mainly result from the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint has been identified as a potentially responsible party at sites relating to discontinued power generation operations. Sprint's environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material adverse effects on the FON Group or the PCS Group.

Patents, Trademarks and Licenses

Sprint owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. Sprint expects to apply for and develop trademarks, service marks and patents for the benefit of the Groups in the ordinary course of business. Sprint is a registered trademark of Sprint and Sprint PCS is a registered service mark of Sprint. Sprint is also licensed under domestic and foreign patents and trademarks owned by others. In total, these patents, patent applications, trademarks, service marks and licenses are of material importance to the business. Generally, Sprint's trademarks, trademark licenses and service marks have no limitation on duration; Sprint's patents and licensed patents have remaining lives generally ranging from one to 19 years.

Pursuant to certain of the PCS Group's third party supplier contracts, the PCS Group has certain rights to use third party supplier trademarks in connection with the buildout, marketing and operation of its network.

Employee Relations

At year-end 2000, Sprint had approximately 84,100 employees. Approximately 10,100 FON Group employees were represented by unions. During 2000, Sprint had no material work stoppages caused by labor controversies.

Management

For information concerning the executive officers of Sprint, see "Executive Officers of the Registrant" in this document.

Information as to Business Segments

For information required by this section, refer to Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the FON Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations." Also refer to Note 15 of Sprint's "Notes to Consolidated Financial Statements" and Note 14 of the FON Group's "Notes to Combined Financial Statements" sections of the Financial Statements and Financial Statement Schedules filed as part of this document.

--------------------------------------------------------------------------------
Item 2. Properties
--------------------------------------------------------------------------------
Sprint's gross property, plant and equipment totaled $43.1 billion at year-end 2000, of which $16.8 billion relates to the FON Group's local communications services, $12.5 billion relates to the FON Group's global markets communications services, $12.1 billion relates to the PCS Group's PCS wireless services and the remainder relates to the FON Group's product distribution and directory publishing businesses' properties and general support assets.

The FON Group's gross property, plant and equipment totaled $31.0 billion at year-end 2000. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The long distance operation has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network.

The product distribution and directory publishing businesses' properties mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

The PCS Group's properties consist of leased and owned office space for its corporate operations, network monitoring personnel, customer care centers and retail stores, and PCS network assets including base transceiver stations, switching equipment and towers. The PCS Group leases space for base station towers and switch sites for its PCS network. At year-end 2000, the PCS Group had under lease (or options to lease) approximately 17,300 cell sites.

Sprint owns its corporate headquarters building and is in the process of building a $1 billion corporate campus in the greater Kansas City metropolitan area.

Gross property, plant and equipment totaling $16.1 billion for the FON Group is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

--------------------------------------------------------------------------------
Item 3. Legal Proceedings
--------------------------------------------------------------------------------
In December 2000, Amalgamated Bank, an institutional shareholder, filed a derivative action purportedly on behalf of Sprint against certain of its current and former officers and directors in the Jackson County, Missouri, Circuit Court. The complaint alleges that the individual defendants breached their fiduciary duties to Sprint and were unjustly enriched by making undisclosed amendments to Sprint's stock option plans, by failing to disclose certain information concerning regulatory approval of the proposed merger of Sprint and WorldCom, and by overstating Sprint's earnings for the first quarter of 2000. The plaintiff seeks damages, to be paid to Sprint, in an unspecified amount. Two additional, substantially identical, derivative actions by other shareholders of Sprint have been filed.

The PCS Group has been involved in legal proceedings in various states concerning the suspension of the processing or approval of permits for wireless telecommunications towers, the denial of applications for permits and other issues arising in connection with tower siting. There can be no assurance that such litigation and similar actions taken by others seeking to block the construction of individual cell sites of the PCS Group's network will not, in the aggregate, significantly delay further expansion of the PCS Group's network coverage.

In early 2000, Sprint utilized the Environmental Protection Agency's (EPA's) self-policing policy and disclosed to the EPA its failure to maintain certain records and file certain reports for a portion of its facilities. Sprint also informed the EPA that it had corrected the violations and implemented policies to prevent a reoccurrence. After discussing the matter with the EPA, Sprint believes that it will be assessed a fine of approximately $250,000, which represents the EPA's estimate of the economic benefits that Sprint derived from the violations.

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

--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
No matter was submitted to a vote of security holders during the fourth quarter of 2000.

--------------------------------------------------------------------------------
Item 10(b). Executive Officers of the Registrant
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Office                                             Name                     Age
-------------------------------------------------------------------------------
Chairman and Chief Executive Officer               William T. Esrey(/1/)     61
President and Chief Operating Officer              Ronald T. LeMay(/2/)      55
President--Local Telecommunications Division       Michael B. Fuller(/3/)    56
President--Technology Services                     Don G. Hallacy(/4/)       44
President--National Integrated Services            Arthur A. Kurtze(/5/)     56
President--Global Markets Group                    Len J. Lauer(/6/)         43
President--Sprint PCS                              Charles E. Levine(/7/)    47
Executive Vice President--General Counsel and
 External Affairs                                  J. Richard Devlin(/8/)    50
Executive Vice President--Chief Financial Officer  Arthur B. Krause(/9/)     59
Senior Vice President and Treasurer                Gene M. Betts(/10/)       48
Senior Vice President--Public Affairs and Brand
 Management                                        Forrest E. Mattix(/11/)   47
Senior Vice President and Controller               John P. Meyer(/12/)       50
Senior Vice President--Strategic
 Planning/Corporate Development                    Liane J. Pelletier(/13/)  43
Senior Vice President--Human Resources             I. Benjamin Watson(/14/)  52

(/1/) Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive
      Officer and a member of the Board of Directors in 1985.

(/2/) Mr. LeMay was first elected President and Chief Operating Officer in
      1996. From July 1997 to October 1997, he served as Chairman and Chief Executive Officer of Waste Management, Inc., a provider of comprehensive waste management services. He was re-elected President and Chief Operating Officer of Sprint effective October 1997. From 1995 to 1996 Mr. LeMay served as Vice Chairman of Sprint. He also served as Chief Executive Officer of Sprint Spectrum Holding Company from 1995 to 1996. Mr. LeMay served on Sprint's Board of Directors from 1993 until he went to work for Waste Management, Inc. He was re-elected to Sprint's Board of Directors in December 1997.

(/3/) Mr. Fuller was elected President--Local Telecommunications Division in
      1996. From 1990 to 1996, he served as President of United Telephone-- Midwest Group, an operating group of subsidiaries of Sprint.

(/4/) Mr. Hallacy was elected President--Technology Services in October 2000.
      He had served as President of Sprint's Internet business unit since April 2000. Mr. Hallacy served as President and Chief Executive Officer of Eltrax Systems, Inc., a full service Internet application service provider, from April 1999 to April 2000. Prior to joining Eltrax, he had served since 1996 as a Vice President of Sprint/United Management Company, a subsidiary of Sprint. From 1995 to 1996, he was Assistant Vice President, Product Marketing for Sprint/United Management Company.

(/5/) Mr. Kurtze was elected President--National Integrated Services in June
      2000. He had served as Senior Vice President--One Sprint Strategic Development since February 1999. From 1995 to 1999, he served as Chief Operating Officer of Sprint Spectrum Holding Company.

(/6/) Mr. Lauer became President--Global Markets Group in September 2000. He had been elected President--Sprint Business in June 2000. Mr. Lauer served as President--Consumer Services Group of Sprint/United Management Company from 1999 to 2000. He joined Sprint in 1998 as Senior Vice President--Quality, Development and Public Relations. From 1995 to 1998, he had been President and Chief Executive Officer of Bell Atlantic--New Jersey, a telecommunications company.

(/7/) Mr. Levine was elected President--Sprint PCS in February 2001. He had served as Chief Operating Officer--PCS since October 2000. He had served as Chief Sales and Marketing Officer of Sprint Spectrum Holding Company since 1998. Mr. Levine joined Sprint Spectrum Holding Company in 1997 as Chief Marketing Officer. Before joining Sprint Spectrum Holding Company, he was President of Octel Link, a voice mail equipment and services provider, and Senior Vice President of Octel Services from 1994 to 1996.

(/8/) Mr. Devlin was elected Executive Vice President--General Counsel and
      External Affairs in 1989.

(/9/) Mr. Krause was elected Executive Vice President--Chief Financial Officer in 1988.

(/10/) Mr. Betts was elected Senior Vice President in 1990. He was elected Treasurer in December 1998.

(/11/) Mr. Mattix was elected Senior Vice President--Public Affairs and Brand Management in August 2000. He had served as Chief Public Relations Officer of Sprint Spectrum Holding Company since 1996. Before joining Sprint Spectrum Holding Company, he was Vice President--Public Relations for US WEST Communications, Inc., a communications company.

(/12/)  Mr. Meyer was elected Senior Vice President--Controller in 1993.

(/13/) Ms. Pelletier was elected Senior Vice President--Strategic Planning/Corporate Development in August 2000. She had served as Vice President--Corporate Strategy of Sprint/United Management Company since 1995.

(/14/)  Mr. Watson was elected Senior Vice President--Human Resources in 1993.

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

Part II

--------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

Common Stock Data

------------------------------------
                 2000 Market Price
                --------------------
                              End of
                 High   Low   Period
------------------------------------
FON Stock
 First quarter  $67.81 $55.13 $63.00
 Second quarter  67.00  50.98  51.50
 Third quarter   54.81  24.31  29.31
 Fourth quarter  29.56  19.63  20.31
PCS Stock(/1/)
 First quarter   66.94  42.56  65.50
 Second quarter  66.00  44.06  59.50
 Third quarter   65.88  27.81  35.13
 Fourth quarter  39.19  19.38  20.44

------------------------------------
                 1999 Market Price
                --------------------
                              End of
                 High   Low   Period
------------------------------------
FON Stock(/2/)
 First quarter  $50.34 $36.88 $49.06
 Second quarter  57.47  48.63  53.00
 Third quarter   55.69  42.63  54.25
 Fourth quarter  75.94  54.00  67.31
PCS Stock(/1/)
 First quarter   24.16  10.44  22.16
 Second quarter  30.38  20.75  28.50
 Third quarter   39.13  26.47  37.28
 Fourth quarter  57.22  33.41  51.25

(/1/) In the 2000 first quarter, Sprint effected a two-for-one stock split of its Sprint PCS common stock. Market prices prior to the split have been restated.
(/2/) In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. Market prices prior to the split have been restated.

As of February 28, 2001, Sprint had approximately 71,000 FON stock record holders, 64,000 PCS stock record holders and two Class A common stock record holders. The principal trading market for Sprint's FON stock and PCS stock is the New York Stock Exchange. The Class A common stock is not publicly traded. Adjusting for the effects of the two-for-one split of the FON Stock in the 1999 second quarter, Sprint paid a FON stock dividend of $0.125 per share in each of the quarters of 2000 and 1999. Sprint paid Class A common stock dividends of $0.125 per share in each of the quarters of 2000 and each of the last three quarters of 1999 and $0.25 per share in the first quarter of 1999. Sprint does not intend to pay dividends on the PCS stock in the foreseeable future.

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

No reportable items.

Part III

--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2000.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
Item 11. Executive Compensation
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2000.

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

  3. The following exhibits are filed as part of this report:

    EXHIBITS

    (3) Articles of Incorporation and Bylaws:

     (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

     (b) Bylaws, as amended (filed as Exhibit 3(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

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

     (d) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

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

    (10) Material Agreements

     (a) Amended and Restated Stockholders' Agreement among France Telecom, Deutsche Telekom AG and Sprint Corporation, dated as of November 23, 1998 (filed as Exhibit 10(c) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in
         Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

     (b) Amended and Restated Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, France Telecom and Deutsche Telekom A.G. (filed as Exhibit 10.1 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference) and as further amended by the Offering Process Agreement dated as of February 20, 2001 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH and Sprint Corporation.

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

     (e) 364-Day Credit Agreement, dated as of August 4, 2000, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Book Manager and Arranger, and Morgan Guaranty Trust Company of New York, as Syndication Agent, and Bank of America, N.A. and The Chase Manhattan Bank, as Documentation Agents (filed as Exhibit 10(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

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

    (10) Executive Compensation Plans and Arrangements:

     (g) 1990 Stock Option Plan, as amended.

     (h) 1990 Restricted Stock Plan, as amended (filed as Exhibit 10(h) to Sprint Corporation Annual Report on Form 10-K for the year ended December 3, 1999 and incorporated herein by reference).

     (i) Executive Deferred Compensation Plan, as amended (filed as
         Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). Summary of Amendments to the Executive Deferred Compensation Plan.

     (j) Management Incentive Stock Option Plan, as amended.

     (k) 1997 Long-Term Stock Incentive Program, as amended (filed as
         Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

     (l) Sprint Supplemental Executive Retirement Plan (filed as Exhibit
         (10)(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

     (m) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(m) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

     (r) Management Incentive Plan, as amended.

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

     (u) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10(w) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and Exhibit 10.4 to Sprint Spectrum L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

     (v) Director's Deferred Fee Plan, as amended (filed as Exhibit 10 (v) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

     (w) Form of Contingency Employment Agreements between Sprint
         Corporation and certain of its executive officers (filed as Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

     (x) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

     (y) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

     (z) Amended and Restated Centel Director Stock Option Plan (filed as
         Exhibit 10(aa) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     (aa) Special Incentive Plan (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

     (bb) Employment Agreements dated as of February 26, 2001 by and among Sprint Corporation, Sprint/United Management Company and William
          T. Esrey and Ronald T. LeMay.

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

(b) Reports on Form 8-K

  On October 17, 2000, Sprint filed a Current Report on Form 8-K dated October 17, 2000, in which it reported that it had announced that its Board of Directors had approved a proposal to offer employees a choice to cancel certain stock options granted to them in 2000 in exchange for new options, to be granted six months and one day from the date the old options are cancelled, to purchase an equal number of the same class of shares.

  On February 20, 2001, Sprint filed a Current Report on Form 8-K dated December 13, 2000, in which it reported that it had announced fourth quarter 2000 and calendar year 2000 results. It also reported that, on December 13, 2000, a shareholder had filed a derivative action purportedly on behalf of Sprint against certain of its current and former officers and directors.

  The news release regarding fourth quarter 2000 and calendar year 2000 results, which was included in the Current Report, included the following financial information:

    FON Group Combined Statements of Operations
    FON Group Selected Operating Results
    FON Group Proforma Financial Information
    FON Group Supplemental Operating Information
    FON Group Condensed Combined Balance Sheets
    FON Group Condensed Combined Cash Flow Information
    PCS Group Combined Statements of Operations
    PCS Group Supplemental Operating Information
    PCS Group Net Customer Additions
    PCS Group Condensed Combined Balance Sheets
    PCS Group Condensed Combined Cash Flow Information
    Sprint Corporation Condensed Consolidated Balance Sheets
    Sprint Corporation Condensed Consolidated Cash Flow Information

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

                                          SPRINT CORPORATION
                                          (Registrant)

                                          By /s/ W. T. Esrey
                                          -------------------------------------
                                          William T. Esrey
                                          Chairman and Chief Executive Officer

Date: March 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2001.

                                          /s/ W. T. Esrey
                                          -------------------------------------
                                          William T. Esrey
                                          Chairman and Chief Executive Officer

                                          /s/ Arthur B. Krause
                                          -------------------------------------
                                          Arthur B. Krause
                                          Executive Vice President and
                                          Chief Financial Officer

                                          /s/ John P. Meyer
                                          -------------------------------------
                                          John P. Meyer
                                          Senior Vice President and Controller
                                          Principal Accounting Officer

SIGNATURES

                                          SPRINT CORPORATION
                                          (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2001.

/s/ DuBose Ausley                         /s/ Ronald T. LeMay
-------------------------------------     -------------------------------------
DuBose Ausley, Director                   Ronald T. LeMay, Director


/s/ Warren L. Batts                       /s/ Linda K. Lorimer
-------------------------------------     -------------------------------------
Warren L. Batts, Director                 Linda K. Lorimer, Director


/s/ W. T. Esrey                           /s/ Charles E. Rice
-------------------------------------     -------------------------------------
William T. Esrey, Director                Charles E. Rice, Director


/s/ Irvine O. Hockaday, Jr.               /s/ Louis W. Smith
-------------------------------------     -------------------------------------
Irvine O. Hockaday, Jr., Director         Louis W. Smith, Director


/s/ Harold S. Hook                        /s/ Stewart Turley
-------------------------------------     -------------------------------------
Harold S. Hook, Director                  Stewart Turley, Director

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                        Page
                                                                      Reference
ANNEX I                                                               ---------
SPRINT CORPORATION

Selected Financial Data                                                I-1

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 I-3

Consolidated Financial Statements

Management Report                                                      I-13
Report of Independent Auditors                                         I-14
Consolidated Statements of Operations for each of the three years
 ended December 31, 2000                                               I-15
Consolidated Statements of Comprehensive Income (Loss) for each of
 the three years ended December 31, 2000                               I-17
Consolidated Balance Sheets as of December 31, 2000 and 1999           I-18
Consolidated Statements of Cash Flows for each of the three years
 ended December 31, 2000                                               I-19
Consolidated Statements of Shareholders' Equity for each of the
 three years ended December 31, 2000                                   I-20
Notes to Consolidated Financial Statements                             I-21

Financial Statement Schedule

Schedule II--Consolidated Valuation and Qualifying Accounts for each
 of the three years ended December 31, 2000                            I-41

ANNEX II
SPRINT FON GROUP

Selected Financial Data                                                II-1

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 II-2

Combined Financial Statements

Management Report                                                      II-10
Report of Independent Auditors                                         II-10
Combined Statements of Operations for each of the three years ended
 December 31, 2000                                                     II-11
Combined Statements of Comprehensive Income for each of the three
 years ended December 31, 2000                                         II-12
Combined Balance Sheets as of December 31, 2000 and 1999               II-13
Combined Statements of Cash Flows for each of the three years ended
 December 31, 2000                                                     II-14
Notes to Combined Financial Statements                                 II-15

Financial Statement Schedule

Schedule II--Combined Valuation and Qualifying Accounts for each of
 the three years ended December 31, 2000                               II-28

ANNEX III
SPRINT PCS GROUP

Selected Financial Data                                                III-1

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 III-2

Combined Financial Statements

Management Report                                                      III-8
Report of Independent Auditors                                         III-9
Combined Statements of Operations for each of the three years ended
 December 31, 2000                                                     III-11
Combined Statements of Comprehensive Loss for each of the three
 years ended December 31, 2000                                         III-12
Combined Balance Sheets as of December 31, 2000 and 1999               III-13
Combined Statements of Cash Flows for each of the three years ended
 December 31, 2000                                                     III-14
Notes to Combined Financial Statements                                 III-15

Financial Statement Schedule

Schedule II--Combined Valuation and Qualifying Accounts for each of
 the three years ended December 31, 2000                               III-28

                                    Annex I

                               SPRINT CORPORATION
                       Consolidated Financial Information

SELECTED FINANCIAL DATA                                       Sprint Corporation

-------------------------------------------------------------------------------
                            2000     1999     1998(/1/)   1997(/1/)   1996(/1/)
-------------------------------------------------------------------------------
                              (millions, except per share data)
Results of Operations
-------------------------------------------------------------------------------
Net operating revenues     $23,613  $20,265  $17,144     $14,947     $13,874
Operating income
 (loss)(/2/)                   505     (307)     190       2,451       2,267
Income (Loss) from
 continuing
 operations(/2/),(/3/)        (576)    (745)     585       1,094       1,253

Earnings per Share and
 Dividends
-------------------------------------------------------------------------------
Earnings per common share
 from Continuing
 operations:(/2/),(/3/)
  Diluted                  $    NA  $    NA  $    NM     $  2.51     $  2.93
  Basic                         NA       NA       NM        2.54        2.97
Dividends per common
 share                          NA       NA     0.75        1.00        1.00

Earnings (Loss) per Share
 and Dividends(/4/),(/5/)
-------------------------------------------------------------------------------
Earnings (Loss) per
 common share from
 Continuing
 operations:(/2/),(/3/)
  Sprint FON Group
   (diluted)               $  1.45  $  1.97  $  1.93     $  1.73     $  1.61
  Sprint FON Group (basic)    1.47     2.01     1.96        1.76        1.63
  Sprint PCS Group
  (diluted and basic)        (1.95)   (2.71)   (2.21)      (1.98)         NA
Dividends per FON common
 share                        0.50     0.50     0.50        0.50        0.50

Financial Position
-------------------------------------------------------------------------------
Total assets               $42,601  $39,250  $33,257     $18,274     $16,915
Property, plant and
 equipment, net             25,316   21,969   18,983      11,494      10,464
Total debt (including
 short-term borrowings)     18,719   16,772   12,189       3,880       3,274
Shareholders' equity        13,963   13,560   12,448       9,025       8,520

Cash Flow Data
-------------------------------------------------------------------------------
Net cash from operating
 activities--continuing
 operations(/6/)           $ 4,315  $ 1,952  $ 4,199     $ 3,372     $ 2,404
Capital expenditures         7,152    6,114    4,231       2,863       2,434

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

(/1/) Sprint's 1998 results of operations include Sprint PCS' operating results on a consolidated basis for the entire year. The cable partners' share of losses through the PCS restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Operations. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS restructuring date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information.

(/2/) In 2000, the FON Group recorded a nonrecurring charge of $238 million, which principally represents a write-down of goodwill, and a $163 million nonrecurring charge for costs associated with the proposed WorldCom merger, which was terminated. The PCS Group recorded costs associated with the terminated WorldCom merger of $24 million. These charges reduced operating income by $425 million and increased the loss from continuing operations by $273 million. In 1998, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired in-process research and development costs related to the PCS restructuring. This charge reduced operating income and income from continuing operations by $179 million. The FON Group recorded nonrecurring charges of $20 million in 1997 and $60 million in 1996 related to litigation within the global markets division. These charges reduced income from continuing operations by $13 million in 1997 and $36 million in 1996.

(/3/) In 2000, the FON Group recorded nonrecurring charges of $122 million related to write-downs of certain equity investments. These charges increased the loss from continuing operations by $109 million. Also in 2000, the FON Group recorded net nonrecurring gains of $71 million from the sale of an independent directory publishing operation and from investment activities, which reduced the loss from continuing operations by $44 million. In 2000, the PCS Group recorded a net nonrecurring gain of $28 million from the sale of customers and network infrastructure to a PCS affiliate. This gain reduced the loss from continuing operations by $18 million. In 1999, the FON Group recorded net nonrecurring gains of $54 million from investment activities which reduced the loss from continuing operations by $35 million. In 1998, the FON Group recorded net nonrecurring gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, the FON Group recorded nonrecurring gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million.

(/4/) In the 2000 first quarter, Sprint effected a two-for-one stock split of Sprint's PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, diluted and basic earnings per common share and dividends for Sprint FON common stock and diluted and basic loss per common share for Sprint PCS common stock have been restated for periods before these stock splits.

(/5/) Earnings per share and dividends for the FON Group for periods prior to 1999 are on a pro forma basis and assume the FON shares created in the 1998 recapitalization of Sprint's common stock existed for such periods.

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

(/6/) The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

NM = Not meaningful
NA = Not applicable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                              Sprint Corporation

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------
On July 13, 2000, Sprint and WorldCom, Inc. (WorldCom) announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger. In the 2000 second quarter, Sprint recognized a one-time, pre-tax charge of $187 million for costs associated with the terminated merger.

In the 2000 fourth quarter, Sprint completed its analysis of the valuation of various FON Group assets and investments resulting from its reassessment of the FON Group's business strategies in response to recent changes in the overall telecommunications industry. This analysis resulted in two asset impairment charges. The first was a $238 million pre-tax charge primarily related to goodwill associated with Sprint's Paranet operations. The second was an $87 million pre-tax charge related to the write-down of an equity method investment.

In January 2000, Sprint reached a definitive agreement with France Telecom (FT) and Deutsche Telekom AG (DT) to sell its interest in Global One. In February 2000, Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. Sprint's equity share of the results of Global One has been reported as a discontinued operation in Sprint's earnings for all periods presented.

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

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's wireless PCS operations. These operations are referred to as the PCS Group.

The FON stock is intended to reflect the performance of all of Sprint's other operations. During 2000, Sprint changed the FON Group's segment reporting to align financial reporting with changes in how Sprint manages the FON Group's operations and assesses its performance. The FON group operates in the following segments:

  .  Global markets division

  .  Local division

  .  Product distribution and directory publishing businesses.

FON and PCS shareholders are subject to the risks related to all of Sprint's businesses, assets and liabilities. Owning FON or PCS shares does not represent a direct legal interest in the assets and liabilities of the Groups. Rather, shareholders remain invested in Sprint and continue to vote as a single voting class for Board member elections and most other company matters.

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

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------
Sprint includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements.
Some factors that could cause actual results to differ include:
  . the effects of vigorous competition in the markets in which Sprint operates;
  . the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;
  . the ability of the PCS Group to continue to grow a significant market presence;
  . the effects of mergers and consolidations within the telecommunications industry;
  .  the uncertainties related to Sprint's strategic investments;
  . the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
  .  unexpected results of litigation filed against Sprint;
  . the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
  . other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission.

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

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications such as Internet and frame relay access and transport, web hosting, virtual private networks, and managed security services; and broadband services.

Sprint is deploying integrated communications services, referred to as Sprint ION(SM). Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide advanced services in the competitive local service market. Sprint uses various advanced services last-mile technologies, including dedicated access and Digital Subscriber Line (xDSL), and expects to use Multipoint Multichannel Distribution Services (MMDS).

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint converted several markets served by MMDS capabilities from cable TV services to high-speed data services. Global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. Sprint intends to provide broadband data and voice services to additional markets served by these capabilities.

Included in the global markets division are the costs of establishing international operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig, a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.3 million access lines in 18 states. It provides local phone services, access by phone customers and other carriers to its local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas.

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

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 2000, the PCS Group, together with affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve more than 280 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including affiliates, now reaches more than 220 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using dual-band/dual-mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico. This investment is accounted for using the equity method.

The wireless industry, including the PCS Group, typically generates a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

-------------------------------------------
                  2000     1999     1998
-------------------------------------------
                       (millions)
FON Group        $17,688  $17,160  $15,958
PCS Group          6,341    3,373    1,294
Intergroup
 eliminations       (416)    (268)    (108)
-------------------------------------------
Net operating
 revenues        $23,613  $20,265  $17,144
                 -------------------------

Income (Loss) from continuing operations was as follows:

--------------------------------------------
                   2000     1999     1998
--------------------------------------------
                        (millions)
FON Group         $ 1,292  $ 1,736  $ 1,675
PCS Group          (1,868)  (2,481)  (1,090)
--------------------------------------------
Income (Loss)
 from continuing
 operations       $  (576) $  (745) $   585
                  -------------------------

Income (loss) from continuing operations as presented in the above table includes nonrecurring items. In 2000, these items include charges of $152 million primarily related to a write-down of goodwill within the FON Group, $121 million for costs associated with the terminated WorldCom merger, $109 million for the write-downs of certain equity investments within the FON Group, net gains of $44 million from the sale of an independent directory publishing operation and investment activities in the FON Group, and a $18 million gain from the sale of customers and network infrastructure to a PCS affiliate. 1999 includes a gain of $35 million from investment activities in the FON Group. 1998 includes a charge to write-off $179 million of acquired in-process research and development costs related to the PCS restructuring, and a gain of $62 million mainly from the sale of local exchanges by the FON Group.

Sprint FON Group

--------------------------------------------
                   2000     1999     1998
--------------------------------------------
                        (millions)
Net operating
 revenues         $17,688  $17,160  $15,958
Operating
 expenses          15,255   14,230   13,198
--------------------------------------------
Operating income  $ 2,433  $ 2,930  $ 2,760
                  -------------------------
Operating margin     13.8%    17.1%    17.3%
                  -------------------------
Capital
 expenditures     $ 4,105  $ 3,534  $ 3,159
                  -------------------------

Operating expenses in 2000 include charges of $238 million, primarily related to a write-down of goodwill within the global markets division, and a $163 million charge for costs associated with the terminated WorldCom merger. These items have been excluded from the following discussions.

Beginning in 2000, the FON Group combined its long distance operation, Sprint ION, broadband fixed wireless services and certain other ventures into one division, global markets, to align financial reporting with changes in how Sprint manages operations and assesses performance. The global markets division now includes four major revenue streams: voice, data, Internet and other. In connection with the resegmentation, the FON Group shifted the recognition of consumer long distance revenues and expenses associated with customers in its local franchise territories from the global markets division to the local division. Prior periods have been restated to reflect these changes.

Net Operating Revenues

Net operating revenues increased 3% in 2000 and 8% in 1999. These increases reflect growth in each of the three FON Group segments: global markets, local and product distribution and directory publishing.

Global Markets Division

Net operating revenues increased 2% in 2000 and 8% in 1999. The increases mainly reflect strong data communications services revenue growth. A more competitive pricing environment and a change in the mix of products sold more than offset minute growth of 18% in 2000. Strong minute growth of 22% in 1999 was partly offset by a more competitive pricing environment and a change in the mix of products sold. The minute growth in 2000 was also offset by a reduction in access cost pass-throughs resulting from the implementation of the Coalition for Affordable Local and Long Distance Service proposal (CALLS).

Voice revenues decreased 5% in 2000 and increased 5% in 1999. The 2000 decrease was largely due to a decline in consumer voice revenues as a result of a more competitive pricing environment, lower calling card usage due to the increased use of wireless phones, and the implementation of CALLS. The 1999 increase mainly reflects increased wholesale voice revenues due to strong minute growth mainly from international calls and increased inbound and outbound toll-free calls.

Data revenues reflect sales of current-generation data services, including asynchronous transfer mode and frame relay services. These revenues increased 14% in 2000 and 21% in 1999 due to increased sales as a result of an increased emphasis on these services.

Internet revenues increased 50% in 2000 and 42% in 1999 due to strong growth in dial-up Internet service provider-related revenues and dedicated service revenues. Internet revenues showed strong growth because of continued demand and increased use of the Internet.

Other revenues increased 5% in 2000 and decreased 13% in 1999. The 2000 increase was due to sales of capacity on transoceanic cable and the inclusion of a full year of revenues from the cable TV service operations of the broadband fixed wireless companies purchased in 1999 largely offset by a decline in legacy data services. The 1999 decrease was due to a decline in legacy data services.

Local Division

Beginning in July 2000, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. In addition, Sprint's local division sold a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter. In November 1998, Sprint sold approximately 81,000 access lines in Illinois. For comparative purposes, the following discussion of local division results assumes the transfer pricing change, the sale of the customer service and telemarketing organization, and the sale of exchanges occurred at the beginning of 1998.

Net operating revenues increased 5% in 2000 and 7% in 1999. These increases mainly reflect increased sales of network-based services such as Caller ID and Call Waiting, increased long distance revenues, and customer access line growth. Sales of network-based services and long distance services increased due to strong demand for bundled services which combine local service, network-based features and long distance calling. Customer access lines increased 4% in 2000 and 5% in 1999.

Local service revenues, derived from local exchange services, grew 6% in 2000 and 9% in 1999 because of continued demand for network-based services, customer access line growth and growth in data products. Revenue growth in 1999 also reflects increased revenues from maintaining customer wiring and equipment.

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 4% in 2000 and 2% in 1999. These revenues reflect increased revenues from special access services and a 2% and 4% increase in minutes of use in 2000 and 1999, respectively. These increases were offset by FCC-mandated access rate reductions. Access rate reductions took effect in January and July 1998, July 1999 and July 2000.

Toll service revenues are mainly derived from providing consumer long distance services to customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues increased 17% in 2000 and 22% in 1999. These increases reflect the success of bundled services which include long distance calling.

Other revenues decreased 11% in 2000 and 1% in 1999. The decrease in 2000 was mainly due to a decrease in equipment sales as a result of a planned shift in focus to selling higher margin products.

Product Distribution & Directory Publishing Businesses

Net operating revenues increased 10% in 2000 and 3% in 1999. Nonaffiliated revenues accounted for over 60% of revenues in 2000 and 1999. These revenues increased 11% in 2000 and 12% in 1999. The increase in nonaffiliated revenues in 2000 was mainly due to the consolidation of a directory publishing partnership. In the second half of 2000, the directory publishing partnership, previously accounted for as an equity method investment, was fully consolidated due to a restructuring in the partnership management. Sales to affiliates increased 8% in 2000 and decreased 10% in 1999 due to changes in the local divisions capital program.

Operating Expenses

The FON Group's operating expenses increased 4% in 2000 and 8% in 1999, mainly to support revenue growth.

Global Markets Division

Global markets division total operating expenses increased 6% in 2000 and 9% in 1999. Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network, costs of equipment and transmission capacity sales, and costs related to the development and deployment of Sprint ION. Costs of services and products increased 12% in 2000 and 3% in 1999.

Interconnection costs remained flat in 2000 and increased 3% in 1999. Reductions in per-minute international access costs as well as domestic access costs offset the impact of increased calling volumes in 2000. Increased calling volumes in 1999 were partly offset by reductions in per-minute costs for both domestic and international access. The domestic rate reductions were generally due to the FCC-mandated access rate reductions that took effect in January and July 1998, July 1999 and July 2000. The access rate reductions in July 2000 included the implementation of CALLS.

All other costs of services and products increased 42% in 2000 and 5% in 1999. The 2000 increase was largely due to the expansion of Sprint ION business services nationwide and the launch of consumer services in select markets as well as increased sales of capacity on transoceanic cable. Increased costs of services and products in both 2000 and 1999 were driven by growth in data services. The 1999 increase was also impacted by increases in network equipment operating leases expense.

Selling, general and administrative (SG&A) expense decreased 4% in 2000 and increased 19% in 1999. The 2000 decrease is due to a strong emphasis on cost control. The 1999 increase mainly reflects the overall growth of the business as well as increased marketing and promotions to support products and services, including the rollout of an airline alliance program which enabled customers to earn frequent flyer miles when they used Sprint's services.

SG&A expense includes costs associated with the continued development and deployment activities for Sprint ION, including costs for systems and operations development, product development and advertising associated with market launches.

Depreciation and amortization expense increased 7% in 2000 and 13% in 1999. The increases mainly reflect a rapidly increasing asset base for Sprint ION as well as an increased asset base to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services.

Local Division

The following local division discussion assumes the transfer pricing changes, the sale of the customer service and telemarketing organization and sales of exchanges occurred at the beginning of 1998. See "Net Operating Revenues--Local Division" for more details.

Local division operating expenses increased 1% in 2000 and increased 5% in 1999. Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 1% in 2000 and increased 6% in 1999. The 2000 decrease was due to the decline in equipment sales and the success of cost control initiatives. The 1999 increase was driven by customer access line growth, increased equipment sales, an increased emphasis on service levels, increased telemarketing expenses and storm related costs.

SG&A expense decreased 1% in 2000 and remained flat in 1999. The 2000 decrease was due to a strong emphasis on cost control. In 1999, increased marketing costs to promote new products and services and increased customer service costs related to customer access line growth was offset by a strong emphasis on cost control.

Depreciation and amortization expense increased 7% in 2000 and 9% in 1999, mainly from increased capital expenditures in switching and transport technologies which have shorter asset lives.

Product Distribution & Directory Publishing Businesses

The product distribution and directory publishing businesses' costs of services and products increased 9% in 2000 and increased 1% in 1999 reflecting increased equipment sales. The 2000 increase was also due to the consolidation of the directory publishing partnership. SG&A expense increased 14% in 2000 and 1999. The 2000 increase was due to costs related to the transformation of the product distribution business to a web-enabled business as well as the consolidation of the directory publishing partnership. The 1999 increase was the result of staffing demands related to nonaffiliated sales growth.

Sprint PCS Group

--------------------------------------------------
                         2000     1999     1998
--------------------------------------------------
                              (millions)
Net operating revenues  $ 6,341  $ 3,373  $ 1,294
Operating expenses        8,269    6,610    3,864
--------------------------------------------------
Operating loss          $(1,928) $(3,237) $(2,570)
                    ------------------------------
Capital expenditures    $ 3,047  $ 2,580  $ 1,072
                    ------------------------------

The PCS Group's 1999 results of operations reflect the first full year of combined results after the PCS Restructuring. The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. (See "Pro Forma Sprint PCS Group" section below for a discussion of pro forma results of operations.)

In 2000, operating expenses include a nonrecurring charge of $24 million for costs associated with the terminated WorldCom merger. In 1998, operating expenses include a write-off of $179 million associated with the cost of nine in-process research and development projects acquired in connection with the PCS Restructuring.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 25% of net operating revenues in 2000, 28% in 1999 and 25% in 1998.

Pro Forma Sprint PCS Group

To provide a more meaningful analysis of the PCS Group's underlying operating results, the following supplemental discussion presents 1998 on a pro forma basis and assumes the PCS Restructuring and the write-off of acquired in-process research and development costs occurred prior to 1998.

-------------------------------------------------------------------------
                                                2000     1999     1998
-------------------------------------------------------------------------
                                                     (millions)
Net operating revenues                         $ 6,341  $ 3,373  $ 1,294
Operating expenses                               8,269    6,610    3,934
-------------------------------------------------------------------------
Operating loss                                 $(1,928) $(3,237) $(2,640)
                    -----------------------------------------------------
Capital expenditures (including capital lease
 obligations)                                  $ 3,047  $ 2,616  $ 2,904
                    -----------------------------------------------------

Net Operating Revenues

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Subscriber revenues increased 94% in 2000 mainly reflecting an increase in the average number of customers. The PCS Group added 3.8 million customers in 2000 to end the year with over 9.5 million customers in more than 300 metropolitan markets nationwide. Average monthly service revenue per user (ARPU) was $59 for 2000 compared to $58 in 1999 and $60 in 1998. The increase in ARPU in 2000 was partly due to the implementation of activation charges in the second quarter. Subscriber revenues were also aided by the increase in resale customers. The companies that the PCS Group serves on a wholesale basis added 238,000 customers in 2000, ending the year with approximately 310,000 customers.

In 2000, the customer churn rate improved to 2.8% from 3.4% in 1999 and 3.3% in 1998. The improvement reflects expanded network coverage and the success of several customer retention initiatives.

Revenues from sales of handsets and accessories were approximately 14% of net operating revenues in 2000, 17% in 1999 and 18% in 1998. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 25% in 2000 and 79% in 1999 reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 25% in 2000 and 70% in 1999 reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Acquisition costs per gross customer addition, including equipment subsidies and marketing costs, have improved approximately 19% in 2000 and 26% in 1999. Lower handset unit costs and scale benefits from greater customer additions have contributed to the improvement.

Cash costs per user (CCPU) consists of costs of service revenues, service delivery and other general and administrative costs. CCPU was $35 in 2000, $48 in 1999 and $73 in 1998. The improvements reflect successful expense management and scale benefits resulting from the increased customer base.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce.

Depreciation and amortization expense increased 23% in 2000 and 47% in 1999 mainly reflecting depreciation of the network assets placed in service during 2000 and 1999. The increases also reflect amortization of intangible assets acquired in the Cox PCS purchase in the 1999 second quarter.

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

--------------------------------------------
                            2000  1999  1998
--------------------------------------------
Effective interest rate on
 long-term debt(/1/)        6.9%  7.0%  8.6%
                       ---------------------

(/1/) The effective interest rate on long-term debt for 1998 is on a pro forma basis as if Sprint PCS' long-term debt had been included in Sprint's outstanding long-term debt balance all year.

Sprint's effective interest rate on long-term debt decreased in 1999 and 2000. In the 1998 fourth quarter, Sprint refinanced $3.3 billion of the PCS Group's debt with borrowings which have lower interest rates. The decreases also reflect additional borrowings with lower interest rates.

Other Partners' Loss in Sprint PCS

Sprint PCS' results of operations for 1998 have been consolidated for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Operations.

Other Income (Expense), Net

Other income (expense) consisted of the following:

------------------------------------------------------
                                    2000   1999  1998
------------------------------------------------------
                                      (millions)
Dividend and interest income        $  30  $ 23  $ 93
Equity in net losses of affiliates   (236)  (73)  (41)
Gains on sales of assets               92   102   156
Net losses from investments          (102)  (15)  --
Other, net                             (1)   38   (37)
------------------------------------------------------
Total                               $(217) $ 75  $171
                        ------------------------------

Dividend and interest income for all years reflects dividends earned on cost method investments and interest earned on temporary investments. For 1998, it also reflects interest earned on loans to unconsolidated affiliates, interest earned on partner contributions from the Sprint PCS partners prior to the PCS restructuring and interest earned on short-term investments following Sprint's $5.0 billion debt offering in late 1998.

Equity in net losses of affiliates mainly includes losses from Intelig, Call-Net, EarthLink and Pegaso. The 2000 increase is mainly due to increased Intelig losses and losses from Pegaso after the PCS Group's 2000 second quarter initial investment.

Gain on sales of assets in 2000 include the sale of an independent publishing operation and the sale of certain wireless customers and associated network infrastructure. The 1999 gains include a gain on the sale of an investment security and a gain on the sale of network infrastructure. The 1998 gains mainly reflect net gains on sales of local exchanges. Net losses from investments in 2000 mainly include write-downs of certain equity investments.

Income Taxes

Sprint's consolidated effective tax rates were 17.9% in 2000, 30.5% in 1999 and 43.7% in 1998. See Note 9 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operation, Net

In the 2000 first quarter, Sprint sold its interest in Global One to France Telecom and Deutsche Telekom AG. Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. As a result of Sprint's sale of its interest in Global One, Sprint's gain on sale and its equity share of the results of Global One have been reported as a discontinued operation for all periods presented.

In 2000, Sprint recorded an after-tax gain related to the sale of its interest in Global One of $675 million. Sprint recorded after-tax losses related to Global One of $130 million in 1999 and $135 million in 1998.

Extraordinary Items, Net

In 2000, Sprint redeemed, prior to scheduled maturities, $25 million of the FON Group's debt and $127 million of the PCS Group's debt. These borrowings had interest rates ranging from 7.8% to 9.7%. This resulted in a $4 million after-tax extraordinary loss for Sprint.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

------------------------------------
                      2000    1999
------------------------------------
                       (millions)
Consolidated assets  $42,601 $39,250
                     ---------------

Sprint's consolidated assets increased $3.4 billion in 2000. Net property, plant and equipment increased $3.3 billion reflecting capital expenditures to support the PCS network buildout, long distance and local network enhancements, and Sprint ION development and hardware deployment, partly offset by depreciation and network asset sales. Investments in affiliates and other assets increased $715 million, mainly reflecting capital contributions to Sprint's equity method investees, partly offset by equity in net losses of those affiliates and the write-down of certain equity method investments. Offsetting decreases in Sprint's consolidated assets primarily include the exchange of investments in equity securities for certain notes payable, the write-down of goodwill and the sale of the net assets of the Global One discontinued operation. Sprint's debt-to-capital ratio was 57.3% at year-end 2000 versus 55.3% at year-end 1999. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Consolidated cash flows for 1998 include Sprint PCS' cash flows only after the PCS Restructuring date.

Operating Activities

---------------------------------------------------------------------
                                              2000    1999     1998
---------------------------------------------------------------------
                                                  (millions)
FON Group                                    $4,323  $ 3,713  $3,915
PCS Group                                        (8)  (1,692)   (159)
Intergroup eliminations                         --       (69)    443
                                             -----------------------
Cash flows provided by operating activities  $4,315  $ 1,952  $4,199
                                             -----------------------

Operating cash flows increased $2.4 billion in 2000 and decreased $2.2 billion in 1999. The 2000 increase reflects decreases in working capital requirements in both the FON Group and the PCS Group and improved operating results in the PCS Group. The 1999 decrease mainly reflects increases in working capital in both the FON Group and the PCS Group and the increased operating losses of the PCS Group, partly offset by the FON Groups improved operating results.

Investing Activities

-------------------------------------------------------------------
                                          2000     1999     1998
-------------------------------------------------------------------
                                               (millions)
FON Group                                $(3,336) $(4,349) $(3,366)
PCS Group                                 (3,054)  (2,509)    (861)
Intergroup eliminations                      (17)    (299)    (259)
-------------------------------------------------------------------
Cash flows used by investing activities  $(6,407) $(7,157) $(4,486)
                                         -------------------------

The FON Group's capital expenditures totaled $4.1 billion in 2000, $3.5 billion in 1999 and $3.2 billion in 1998. Global markets division capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services, upgrade capabilities for providing new products and services and to continue development and hardware deployment of Sprint ION. The local division incurred capital expenditures to accommodate access line growth, provide additional capacity for increased Internet traffic and expand capabilities for providing enhanced services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus. PCS Group capital expenditures, totaling $3.0 billion in 2000, $2.6 billion in 1999 and $1.1 billion in 1998, were incurred to support the PCS network buildout. (See the PCS Group's MD&A for a pro forma presentation of capital expenditures.)

In 2000, investing activities include $1.4 billion of proceeds from the sale of the FON Group's interest in Global One. Investing activities also include proceeds from sales of other assets totaling $258 million in 2000, $243 million in 1999 and $230 million in 1998. In 1999, Sprint purchased several broadband fixed wireless companies for $618 million excluding assumed debt.

"Investments in and loans to affiliates, net" were $889 million in 2000, $135 million in 1999 and $423 million in 1998. These amounts were for investments in affiliates accounted for using the equity method, primarily EarthLink, Intelig and Pegaso. Amounts for 1998 also include contributions and advances to Sprint PCS prior to the PCS Restructuring.

Financing Activities

-------------------------------------------------------------------
                                              2000    1999   1998
-------------------------------------------------------------------
                                                  (millions)
FON Group                                    $ (969) $  308 $ (219)
PCS Group                                     3,163   4,044  1,193
Intergroup eliminations                          17     368   (184)
-------------------------------------------------------------------
Cash flows provided by financing activities  $2,211  $4,720 $  790
                     ----------------------------------------------

Financing activities reflect net proceeds from long-term debt of $2.3 billion in 2000, $4.0 billion in 1999 and $1.4 billion in 1998. These net proceeds were used mainly for capital investments and to fund the PCS Group's operating losses. Sprint paid dividends of $448 million in 2000, $441 million in 1999 and $430 million in 1998.

Also included in financing activities is proceeds from Sprint's employee stock purchase plan of $182 million in 2000, $136 million in 1999 and $24 million in 1998.

Capital Requirements

Sprint's 2001 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $9.8 to $10.3 billion. FON Group capital expenditures are expected to range between $6.0 and $6.2 billion, and PCS Group capital expenditures are expected to be between $3.3 and $3.5 billion. Investments in affiliates are expected to be between $450 and $550 million. Dividend payments are expected to approximate $455 million in 2001.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future and from using the PCS Group's net operating loss carryforwards. These payments reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group received payments from the FON Group totaling $872 million in 2000, $764 million in 1999 and $20 million in 1998. See Note 1 of Notes to Consolidated Financial Statements, "Allocation of Federal and State Income Taxes," for more details.

Liquidity

Sprint mainly uses commercial paper to fund its short-term working capital needs. Sprint also uses the long-term bond market as well as other debt markets to fund its needs. Sprint intends to continue borrowing funds through the U.S. and international money and capital markets and bank credit markets to fund capital expenditures and operating and working capital requirements.

Sprint also intends to sell $3 billion of PCS common stock in an underwritten public offering when market or other conditions indicate that such a course of action is advisable.

Sprint currently has revolving credit facilities with syndicates of domestic and international banks totaling $5 billion; $3 billion of which is a 364 day facility, renewed in August 2000, expiring in 2001, and $2 billion is a 5 year facility expiring in 2003. Commercial paper and certain bank notes are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility which expires in 2002. At year-end 2000, Sprint had total unused lines of credit of $1.8 billion.

In June 2000, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. At year-end 2000, Sprint had issued a total of $2 billion of debt securities under the shelf. In January 2001, Sprint issued debt securities using the remainder of the shelf. See Note 18 of Notes to Consolidated Financial Statements.

In June 1999, Sprint entered into a $1 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 2000, Sprint had borrowed $900 million with a weighted average interest rate of 6.9% under this agreement. These borrowings mature in 2002.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $9.6 billion at year-end 2000 under the most restrictive of its debt covenants.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on hedging transaction exposure to optimize consolidated cash flow. Sprint's main transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position, results of operations or cash flows at year-end 2000. In addition, foreign currency transaction gains and losses were not material to Sprint's 2000 results of operations. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the 1998 consolidated financial statements of Sprint Spectrum Holding Company, L.P., a wholly owned subsidiary of Sprint as of December 31, 1998 and an investment in which Sprint had a 40% interest through November 23, 1998 (as discussed in Note 1). Such financial statements reflect revenues of $1.2 billion for the year ended December 31, 1998. The consolidated financial statements and financial statement schedule of Sprint Spectrum Holding Company, L.P. have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 revenues for Sprint Spectrum Holding Company, L.P., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2000 Sprint changed its accounting for service activation and certain installation fee revenues.

                                                              Ernst & Young LLP

Kansas City, Missouri
February 1, 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Sprint Corporation and Partners of Sprint Spectrum Holding Company, L.P.

We have audited the consolidated statements of operations and cash flows of Sprint Spectrum Holding Company, L.P. and subsidiaries for the year ended December 31, 1998. Our audit also included the 1998 financial statement schedule (Schedule II). These financial statements and Schedule II are the responsibility of Partnership management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Sprint Spectrum Holding Company, L.P. and subsidiaries for the year ended December 31,1998, in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS                         Sprint Corporation
(millions)

-------------------------------------------------------------------------------
Years Ended December 31,                              2000     1999     1998
-------------------------------------------------------------------------------
Net Operating Revenues                               $23,613  $20,265  $17,144
-------------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                       11,620   10,363    8,813
 Selling, general and administrative                   6,919    6,557    5,252
 Depreciation                                          3,538    3,146    2,548
 Amortization                                            606      506      162
 Asset write-down and merger related costs               425      --       --
 Acquired in-process research and development costs      --       --       179
-------------------------------------------------------------------------------
 Total operating expenses                             23,108   20,572   16,954
-------------------------------------------------------------------------------
Operating Income (Loss)                                  505     (307)     190
Interest expense                                        (990)    (860)    (718)
Other partners' loss in Sprint PCS                       --       --     1,251
Minority interest                                        --        20      145
Other income (expense), net                             (217)      75      171
-------------------------------------------------------------------------------
Income (loss) from continuing operations before
 income taxes                                           (702)  (1,072)   1,039
Income tax (expense) benefit                             126      327     (454)
-------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                (576)    (745)     585
Discontinued operation, net                              675     (130)    (135)
Extraordinary items, net                                  (4)     (60)     (36)
Cumulative effect of change in accounting principle       (2)     --       --
-------------------------------------------------------------------------------
Net Income (Loss)                                    $    93  $  (935) $   414
                                                     -------------------------




          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)             Sprint Corporation
(millions, except per share data)

-------------------------------------------------------------------------------
Years Ended December 31,                     2000     1999    1998(/1/)
-------------------------------------------------------------------------------
FON COMMON STOCK
 Earnings applicable to common stock        $ 1,971  $ 1,574   $  118
                                            -------------------------
 Diluted Earnings per Common Share(/2/)
   Continuing operations                    $  1.45  $  1.97   $ 0.18
   Discontinued operation                      0.76    (0.15)   (0.04)
   Extraordinary items                          --     (0.04)     --
---------------------------------------------------------------------
 Total                                      $  2.21  $  1.78   $ 0.14
                                            -------------------------
 Diluted weighted average common shares       892.4    887.2    869.0
                                            -------------------------
 Basic Earnings per Common Share(/2/)
   Continuing operations                    $  1.47  $  2.01   $ 0.18
   Discontinued operation                      0.77    (0.15)   (0.04)
   Extraordinary items                          --     (0.05)     --
---------------------------------------------------------------------
 Total                                      $  2.24  $  1.81   $ 0.14
                                            -------------------------
 Basic weighted average common shares         880.9    868.0    855.2
                                            -------------------------
PCS COMMON STOCK
 Loss applicable to common stock            $(1,885) $(2,517)  $ (559)
                                            -------------------------
 Basic and Diluted Loss per Common
  Share(/2/)
   Continuing operations                    $ (1.95) $ (2.71)  $(0.63)
   Extraordinary items                          --     (0.02)   (0.04)
---------------------------------------------------------------------
 Total                                      $ (1.95) $ (2.73)  $(0.67)
                                            -------------------------
 Basic and diluted weighted average common
  shares                                      966.5    920.4    831.6
                                            -------------------------
SPRINT COMMON STOCK
 Earnings applicable to common stock                           $  853
                                                              -------
 Diluted Earnings per Common Share
   Continuing operations                                       $ 2.19
   Discontinued operation                                       (0.23)
   Extraordinary items                                          (0.01)
---------------------------------------------------------------------
 Total                                                         $ 1.95
                                                              -------
 Diluted weighted average common shares                         438.6
                                                              -------
 Basic Earnings per Common Share
   Continuing operations                                       $ 2.23
   Discontinued operation                                       (0.24)
   Extraordinary items                                          (0.01)
---------------------------------------------------------------------
 Total                                                         $ 1.98
                                                              -------
 Basic weighted average common shares                           430.8
                                                              -------
DIVIDENDS PER COMMON SHARE
   FON common stock(/2/)                    $  0.50  $  0.50   $0.125
                                            -------------------------
   Class A common stock                     $  0.50  $ 0.625   $ 1.00
                                            -------------------------
   Sprint common stock                                         $ 0.75
                                                              -------

(/1/) As discussed in Note 1 of Notes to Consolidated Financial Statements, the
      Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

(/2/) In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, basic and diluted earnings per common share, weighted average common shares and dividends for Sprint FON common stock and Sprint PCS common stock have been restated for periods prior to these stock splits.

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)        Sprint Corporation
(millions)

------------------------------------------------------------------------------
Years Ended December 31,                                    2000  1999   1998
------------------------------------------------------------------------------
Net Income (Loss)                                           $ 93  $(935) $414
------------------------------------------------------------------------------
Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on securities              (64)    54    21
Income tax (expense) benefit                                  23    (20)   (8)
------------------------------------------------------------------------------
Net unrealized holding gains (losses) on securities during
 the period                                                  (41)    34    13
Reclassification adjustment for net gains included in net
 income                                                      (10)   (57)  --
------------------------------------------------------------------------------
Total net unrealized holding gains (losses) on securities    (51)   (23)   13
Foreign currency translation adjustments                      (9)   --     (2)
------------------------------------------------------------------------------
Total other comprehensive income (loss)                      (60)   (23)   11
------------------------------------------------------------------------------
Comprehensive Income (Loss)                                 $ 33  $(958) $425
                                                            -----------------




          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                   Sprint Corporation
(millions, except per share data)

-------------------------------------------------------------------------------
December 31,                                                   2000     1999
-------------------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                                       $   239  $   120
   Accounts receivable, net of allowance for doubtful
    accounts of $389 and $274                                   4,028    3,408
   Inventories                                                    949      777
   Prepaid expenses                                               366      340
   Income tax receivable                                          --       411
   Investments in equity securities                               --       317
   Other                                                          391      207
-------------------------------------------------------------------------------
   Total current assets                                         5,973    5,580
 Investments in securities                                         66      147
 Property, plant and equipment
   FON Group                                                   30,998   27,687
   PCS Group                                                   12,117    9,411
-------------------------------------------------------------------------------
   Total property, plant and equipment                         43,115   37,098
   Accumulated depreciation                                   (17,799) (15,129)
-------------------------------------------------------------------------------
   Net property, plant and equipment                           25,316   21,969
 Investments in and advances to affiliates                        607      452
 Intangible assets
   Goodwill                                                     5,425    5,745
   PCS licenses                                                 3,059    3,060
   Other                                                        1,588    1,453
-------------------------------------------------------------------------------
   Total intangible assets                                     10,072   10,258
   Accumulated amortization                                    (1,134)    (691)
-------------------------------------------------------------------------------
   Net intangible assets                                        8,938    9,567
 Net assets of discontinued operation                             --       394
 Other assets                                                   1,701    1,141
-------------------------------------------------------------------------------
 Total                                                        $42,601  $39,250
                                                              ----------------

Liabilities and Shareholders' Equity
 Current liabilities
   Current maturities of long-term debt                       $ 1,205  $ 1,087
   Accounts payable                                             2,285    1,462
   Construction obligations                                       997    1,039
   Accrued interconnection costs                                  547      683
   Accrued taxes                                                  440      410
   Advance billings                                               607      323
   Payroll and employee benefits                                  498      638
   Other                                                        1,389    1,190
-------------------------------------------------------------------------------
   Total current liabilities                                    7,968    6,832
 Long-term debt and capital lease obligations                  17,514   15,685
 Deferred credits and other liabilities
   Deferred income taxes and investment tax credits             1,360    1,511
   Postretirement and other benefit obligations                 1,077    1,064
   Other                                                          719      598
-------------------------------------------------------------------------------
   Total deferred credits and other liabilities                 3,156    3,173
 Shareholders' equity
   Common stock
     Class A common stock, par value $2.50 per share, 200.0
      shares authorized, 86.2 shares issued and outstanding
      (each share represents the right to one FON share and
      1/2 PCS share)                                              216      216
     FON, par value $2.00 per share, 4,200.0 shares
      authorized, 798.8 and 788.0 shares issued and 798.4 and
      788.0 shares outstanding                                  1,598    1,576
     PCS, par value $1.00 per share, 2,350.0 shares
      authorized, 933.1 and 910.4 shares issued and 933.1 and
      910.4 shares outstanding                                    933      910
   PCS preferred stock, no par, 0.3 shares authorized, 0.2
    shares issued and outstanding                                 247      247
   Capital in excess of par or stated value                     9,380    8,569
   Retained earnings                                            1,578    1,961
   Treasury stock, at cost, 0.4 and 0.0 shares                    (10)      (2)
   Accumulated other comprehensive income                          21       81
   Other                                                          --         2
-------------------------------------------------------------------------------
   Total shareholders' equity                                  13,963   13,560
-------------------------------------------------------------------------------
 Total                                                        $42,601  $39,250
                                                              ----------------

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         Sprint Corporation
(millions)

-----------------------------------------------------------------------------
Years Ended December 31,                            2000     1999     1998
-----------------------------------------------------------------------------
Operating Activities

Net income (loss)                                  $    93  $  (935) $   414
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Discontinued operation, net                         (675)     130      135
  Extraordinary items, net                               4       60       32
  Equity in net losses of affiliates                   256       70      892
  Depreciation and amortization                      4,144    3,652    2,042
  Acquired in-process research and development
   costs                                               --       --       179
  Deferred income taxes and investment tax credits    (205)    (333)     127
  Net gains on sales of assets                        (130)    (183)    (104)
  Net losses on write-down of assets                   365      102      --
  Changes in assets and liabilities, excluding the
   PCS Restructuring in 1998:
    Accounts receivable, net                          (640)    (700)     101
    Inventories and other current assets               146     (778)    (189)
    Accounts payable and other current liabilities     947      906      733
    Noncurrent assets and liabilities, net             (26)     (63)    (126)
  Other, net                                            36       24      (37)
-----------------------------------------------------------------------------
Net cash provided by operating activities            4,315    1,952    4,199
-----------------------------------------------------------------------------

Investing Activities

Capital expenditures                                (7,152)  (6,114)  (4,231)
Investments in and loans to affiliates, net           (889)    (135)    (423)
Net proceeds from sales of assets                      258      243      230
Purchase of broadband fixed wireless companies,
 net of cash acquired                                  --      (618)     --
Other, net                                             (27)    (149)     206
-----------------------------------------------------------------------------
Net cash used by continuing operations              (7,810)  (6,773)  (4,218)
Proceeds from the sale of Global One                 1,403      --       --
Net investing activities of discontinued
 operation                                             --      (384)    (268)
-----------------------------------------------------------------------------
Net cash used by investing activities               (6,407)  (7,157)  (4,486)
-----------------------------------------------------------------------------

Financing Activities

Proceeds from long-term debt                         3,613    6,921    5,213
Payments on long-term debt                          (1,356)  (2,949)  (3,822)
Proceeds from common stock issued                      269      957       85
Proceeds from treasury stock issued                     12      134       60
Dividends paid                                        (448)    (441)    (430)
Treasury stock purchased                               (61)     (48)    (321)
Other, net                                             182      146        5
-----------------------------------------------------------------------------
Net cash provided by financing activities            2,211    4,720      790
-----------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents            119     (485)     503
-----------------------------------------------------------------------------
Cash and Equivalents at Beginning of Year              120      605      102
-----------------------------------------------------------------------------
Cash and Equivalents at End of Year                $   239  $   120  $   605
                                                   -------------------------


          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               Sprint Corporation
(millions)

----------------------------------------------------------------------------------------------
                                             PCS     Capital
                                           Common   In Excess
                          Sprint   FON       and    of Par or
                          Common  Common  Preferred  Stated   Retained Treasury
                          Stock   Stock     Stock     Value   Earnings  Stock   Other  Total
----------------------------------------------------------------------------------------------
Beginning 1998 balance    $1,092  $  --    $  --     $4,458    $3,693   $(293)   $75  $ 9,025
Net income                   --      --       --        --        414     --     --       414
Common stock dividends       --      --       --        --       (345)    --     --      (345)
Class A common stock
 dividends                   --      --       --        --        (86)    --     --       (86)
Sprint common stock
 recapitalized              (876)    701      175       --        --      --     --       --
PCS Series 2 common
 stock issued                --      --       195     3,005       --      --     --     3,200
PCS Series 3 common
 stock issued                --      --         5        80       --      --     --        85
PCS preferred stock
 issued                      --      --       247       --        --      --     --       247
Treasury stock purchased     --      --       --        --        --     (321)   --      (321)
Treasury stock issued        --      --       --        --        (24)    188    --       164
Tax benefit from stock
 compensation                --      --       --         49       --      --     --        49
Other, net                   --      --       --         (6)       (1)    --      23       16
----------------------------------------------------------------------------------------------
Ending 1998 balance          216     701      622     7,586     3,651    (426)    98   12,448
Net loss                     --      --       --        --       (935)    --     --      (935)
FON common stock
 dividends                   --      --       --        --       (380)    --     --      (380)
Class A common stock
 dividends                   --      --       --        --        (54)    --     --       (54)
PCS preferred stock
 dividends                   --      --       --        --         (8)    --     --        (8)
FON Series 3 common
 stock issued                --        2      --         50       --      --     --        52
PCS Series 1 common
 stock issued                --      --        27       674       --      --     --       701
PCS Series 2 common
 stock issued                --      --        24     1,122       --      --     --     1,146
PCS Series 3 common
 stock issued                --      --         7       210       --      --     --       217
Two-for-one stock splits     --      873      477    (1,350)      --      --     --       --
Treasury stock purchased     --      --       --        --        --      (48)   --       (48)
Treasury stock issued        --      --       --        --       (315)    472    --       157
Tax benefit from stock
 compensation                --      --       --        254       --      --     --       254
Other, net                   --      --       --         23         2     --     (15)      10
----------------------------------------------------------------------------------------------
Ending 1999 balance          216   1,576    1,157     8,569     1,961      (2)    83   13,560
Net income                   --      --       --        --         93     --     --        93
FON common stock
 dividends                   --      --       --        --       (398)    --     --      (398)
Class A common stock
 dividends                   --      --       --        --        (44)    --     --       (44)
PCS preferred stock
 dividends                   --      --       --        --         (7)    --     --        (7)
FON Series 1 common
 stock issued                --       22      --        180       --      --     --       202
PCS Series 1 common
 stock issued                --      --        23       207       --      --     --       230
Treasury stock purchased     --      --       --        --        --      (61)   --       (61)
Treasury stock issued        --      --       --        --        (29)     53    --        24
Tax benefit from stock
 compensation                --      --       --        424       --      --     --       424
Other, net                   --      --       --        --          2     --     (62)     (60)
----------------------------------------------------------------------------------------------
Ending 2000 balance       $  216  $1,598   $1,180    $9,380    $1,578   $ (10)   $21  $13,963
                         ---------------------------------------------------------------------

Shares Outstanding
--------------------------------------------------
Beginning 1998 balance     430.0     --       --
Sprint common stock
 recapitalized            (350.3)  350.3    175.2
Treasury shares
 recapitalized               5.4    (5.4)    (2.7)
Treasury stock purchased    (4.2)   (0.5)     --
Treasury stock issued        5.3     0.1      --
PCS Series 2 common
 stock issued                --      --     195.1
PCS Series 3 common
 stock issued                --      --       5.1
PCS preferred stock
 issued                      --      --       0.2
--------------------------------------------------
Ending 1998 balance         86.2   344.5    372.9
FON Series 3 common
 stock issued                --      1.2      --
PCS Series 1 common
 stock issued                --      --      27.1
PCS Series 2 common
 stock issued                --      --      24.3
PCS Series 3 common
 stock issued                --      --       6.9
Two-for-one stock splits     --    433.5    476.7
Treasury stock purchased     --     (0.6)     --
Treasury stock issued        --      9.4      2.7
--------------------------------------------------
Ending 1999 balance         86.2   788.0    910.6
FON Series 1 common
 stock issued                --     10.8      --
PCS Series 1 common
 stock issued                --      --      22.7
Treasury stock purchased     --     (2.0)     --
Treasury stock issued        --      1.6      --
--------------------------------------------------
Ending 2000 balance         86.2   798.4    933.3
                         -------------------------

          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Sprint Corporation

--------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Tracking Stock Formation

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

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's wireless PCS operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

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

Classification of Operations

Sprint FON Group

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications such as Internet and frame relay access and transport, web hosting, virtual private networks, and managed security services; and broadband services.

Sprint is deploying integrated communications services, referred to as Sprint ION(SM). Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide advanced services in the competitive local service market. Sprint uses various advanced services last-mile technologies, including dedicated access and Digital Subscriber Line (xDSL), and expects to use Multipoint Multichannel Distribution Services (MMDS).

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint converted several markets served by MMDS capabilities from cable TV services to high-speed data services. The global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. Sprint intends to provide broadband data and voice services to additional markets served by these capabilities.

Included in the global markets division are the costs of establishing international operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; Intelig, a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.3 million access lines in 18 states. It provides local services, access by phone customers and other carriers to the local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

Product Distribution & Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint PCS Group

The PCS Group includes Sprint's wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 2000, the PCS Group, together with affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas.

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

The tax sharing agreement applies to tax years ending on or before December 31, 2001. For periods after December 31, 2001, Sprint's board of directors will adopt a tax sharing arrangement that will be designed to allocate tax benefits and burdens fairly between the FON Group and the PCS Group.

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

Revenue Recognition

Sprint recognizes operating revenues as services are rendered or as products are delivered to customers. Service activation and certain installation fees are deferred and amortized over the average life of the service. Sprint's directory publishing business recognizes revenues for directory services over the life of the related directory (amortization method).

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances, which were included in accounts payable, totaled $636 million at year-end 2000 and $204 million at year-end 1999. Sprint had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

Capitalized Interest

Capitalized interest totaled $175 million in 2000, $151 million in 1999 and $167 million in 1998. Capitalized interest mainly reflects capitalized costs related to the PCS Group's network buildout and PCS licenses as well as the FON Group's construction of capital assets.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over five to 40 years using the straight-line method. Accumulated amortization totaled $259 million at year-end 2000 and $210 million at year-end 1999.

PCS Licenses

The PCS Group acquired licenses from the Federal Communications Commission to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $206 million at year-end 2000 and $130 million at year-end 1999.

Earnings per Share

Earnings per share (EPS) was calculated on a consolidated basis until the PCS stock and FON stock were created as part of the November 1998 PCS Restructuring and Recapitalization. From that time forward, EPS is computed individually for the FON Group and PCS Group.

In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one split of its FON common stock. As a result, basic and diluted earnings per common share and weighted average common shares for Sprint FON common stock and Sprint PCS common stock and dividends for Sprint FON common stock have been restated for periods prior to these stock splits.

The FON Group's convertible preferred dividends totaled $1 million in 2000 and 1999 and dilutive securities (mainly options) totaled 11.5 million shares in 2000 and 19.2 million shares in 1999. From the Recapitalization date to year-end 1998, the FON Group's convertible preferred dividends totaled $0.1 million and dilutive securities (mainly options) totaled 13.8 million shares. Dilutive securities for the PCS Group mainly include options, warrants and convertible preferred stock. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for 2000, 1999 and 1998. As a result, diluted loss per share equaled basic loss per share.

Sprint's convertible preferred dividends totaled $0.5 million in 1998 through the Recapitalization date. Dilutive securities, such as options, included in the calculation of diluted weighted average common shares totaled 7.8 million in 1998 through the Recapitalization.

Stock-based Compensation

Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to its stock option and employee stock purchase plans.

--------------------------------------------------------------------------------
2. Business Combinations
--------------------------------------------------------------------------------

Broadband Fixed Wireless Companies

In the second half of 1999, Sprint acquired People's Choice TV Corp. (PCTV), American Telecasting, Inc. (ATI), Videotron USA and the operating subsidiaries of WBS America, LLC. These companies own broadband fixed wireless licenses in the Midwest, Southwest, North Central, Western and Southeastern United States. Sprint paid $618 million for the companies' outstanding stock and assumed $575 million of the companies' debt. These notes were redeemed, prior to scheduled maturities, in the 1999 fourth quarter (see Note 10).

These acquisitions were accounted for as purchases. The results of these companies have been included in Sprint's consolidated financial statements after the acquisition dates. The excess of the purchase price over the net liabilities acquired totaled $835 million and was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

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

Sprint accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

-------------------------------------------------------------------------
                                                                  1998
-------------------------------------------------------------------------
                                                               (millions)
Purchase price including transaction costs                       $3,226
Net liabilities acquired                                            281
Fair value assigned to customer base acquired                      (681)
Fair value assigned to assembled workforce acquired                 (45)
Increase in property, plant and equipment to fair value            (204)
Mark-to-market of long-term debt                                     85
Deferred taxes established on acquired assets and liabilities       678
In-process research and development costs                          (179)
-------------------------------------------------------------------------
Goodwill                                                         $3,161
                                                                 ------

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

The income approach was the primary technique utilized in valuing the acquired IPR&D. This approach included, but was not limited to, an analysis of (1) the markets for each product; (2) the completion costs for projects; (3) the expected cash flows attributable to the IPR&D projects; (4) the risks related to achieving these cash flows; and (5) the stage of development of each project. The issue of alternative future use was extensively evaluated and these technologies, once completed, could only be economically used for their intended purposes.

Pro Forma Results

The following unaudited pro forma consolidated results of operations assume the PCS Restructuring, Recapitalization, Top-up and the write-off of acquired IPR&D costs occurred prior to 1998. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred prior to 1998, nor do they indicate the results of future operations. Pro forma results were as follows:

---------------------------------------------
                                     1998
---------------------------------------------
                                  (millions,
                                  except per
                                  share data)
Net operating revenues              $17,144
                               --------------
Loss from continuing operations     $  (172)
                               --------------
Net loss                            $  (343)
                               --------------
Basic and diluted loss per PCS
 common share:
  Loss before extraordinary item    $ (2.21)
  Extraordinary item                  (0.04)
---------------------------------------------
Total                               $ (2.25)
                               --------------

--------------------------------------------------------------------------------
3. Investments
--------------------------------------------------------------------------------

Investments in Securities

The cost of investments in securities was $13 million at year-end 2000 and $154 million at year-end 1999. Gross unrealized holding gains were $53 million at year-end 2000 and $310 million at year-end 1999.

The accumulated unrealized gains on investments in securities, net of income taxes and the impact of the related debt instruments, were $33 million at year-end 2000 and $84 million at year-end 1999 and are included in "Accumulated other comprehensive income" in the Sprint Consolidated Balance Sheets.

In the 2000 fourth quarter, Sprint recorded a write-down of securities with a cost basis of $48 million due to a decline in market value that was considered other than temporary. The $48 million charge was included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations.

During 2000, Sprint used equity securities with a cost basis of $94 million to retire debt instruments (see Note 10). Sprint recorded a $45 million gain associated with the transaction which was included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations. At year-end 1999, the fair value of these equity securities were classified as current assets.

During 1999, Sprint sold available-for-sale securities with a cost basis of $14 million for $104 million. The $90 million gain was included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations.

Investments in and Advances to Affiliates

At year-end 2000, investments accounted for using the equity method consisted of the FON Group's investments in Intelig, EarthLink and other strategic investments and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico. In February 2001, Sprint modified its relationship with EarthLink which resulted in its investment being accounted for as a cost method investment beginning that month (see Note 18).

In the 2000 fourth quarter, Sprint completed an analysis of the valuation of its equity method investments in response to changes in the overall telecommunications industry. The analysis resulted in an $87 million charge for the write-down of an equity method investment which was included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations.

In November 1998, Sprint assumed 100% ownership of Sprint PCS; as a result, Sprint consolidated Sprint PCS' results in 1998.

Combined, unaudited, summarized financial information (100% basis) of other entities accounted for using the equity method was as follows:

-------------------------------------------------
                          2000     1999    1998
-------------------------------------------------
                              (millions)
Results of operations
Net operating revenues   $ 2,195  $1,571  $1,242
                     ----------------------------
Operating income (loss)  $  (826) $ (192) $   67
                     ----------------------------
Net loss                 $(1,062) $ (329) $ (145)
                     ----------------------------
Financial position
Current assets           $ 1,470  $1,524  $1,038
Noncurrent assets          2,900   2,749   2,401
-------------------------------------------------
Total                    $ 4,370  $4,273  $3,439
                     ----------------------------
Current liabilities      $ 1,102  $  599  $  538
Noncurrent liabilities       533   1,644   1,004
Owners' equity             2,735   2,030   1,897
-------------------------------------------------
Total                    $ 4,370  $4,273  $3,439
                     ----------------------------

--------------------------------------------------------------------------------
4. Asset Write-down
--------------------------------------------------------------------------------

In the 2000 fourth quarter, Sprint completed its analysis of the valuation of various FON Group assets resulting from its reassessment of the FON Group's business strategies in response to recent changes within the overall telecommunications industry. This analysis resulted in a $238 million pre-tax charge, primarily related to the impairment of goodwill associated with the global markets division's Paranet operations.

--------------------------------------------------------------------------------
5. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger. In the 2000 second quarter, Sprint recognized a one-time, pre-tax charge of $187 million for costs associated with the terminated merger.

--------------------------------------------------------------------------------
6. Discontinued Operation
--------------------------------------------------------------------------------

In the 2000 first quarter, Sprint sold its interest in Global One to France Telecom and Deutsche Telekom AG. Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. As a result of Sprint's sale of its interest in Global One, Sprint's gain on the sale and equity share of the results of Global One have been reported as a discontinued operation for all periods presented.

In 2000, Sprint recorded an after-tax gain related to the sale of its interest in Global One of $675 million. Sprint recorded after-tax losses related to Global One totaling $130 million in 1999 and $135 million in 1998.

--------------------------------------------------------------------------------
7. Cumulative Effect of Change in Accounting Principle
--------------------------------------------------------------------------------

Sprint implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of 2000, effective as of the beginning of the year. This bulletin requires activation and installation fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs may also be deferred, but only to the extent of revenues subject to deferral. The FON Group recorded a $2 million charge for the cumulative effect of change in accounting principle in 2000. The effect of the change on the nine months ended September 30, 2000 was to decrease revenues and expenses by $68 million.

--------------------------------------------------------------------------------
8. Employee Benefit Plans
--------------------------------------------------------------------------------

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

The following table shows the changes in the projected benefit obligation:

--------------------------------------
                        2000    1999
--------------------------------------
                        (millions)
Beginning balance      $2,401  $2,579
Service cost               77      86
Interest cost             194     177
Amendments                  8       7
Actuarial (gain) loss      90    (326)
Benefits paid            (136)   (122)
--------------------------------------
Ending balance         $2,634  $2,401
                       --------------

The following table shows the changes in plan assets:

---------------------------------------------
                               2000    1999
---------------------------------------------
                               (millions)
Beginning balance             $3,669  $3,169
Actual return on plan assets    (157)    622
Benefits paid                   (136)   (122)
---------------------------------------------
Ending balance                $3,376  $3,669
                              --------------

At year-end, the funded status and amounts recognized in the Consolidated Balance Sheets for the plan were as follows:

--------------------------------------------------------------------------
                                                           2000    1999
--------------------------------------------------------------------------
                                                            (millions)
Plan assets in excess of the projected benefit obligation  $ 742  $ 1,268
Unrecognized net gains                                      (396)  (1,016)
Unrecognized prior service cost                               96      100
Unamortized transition asset                                 (47)     (72)
--------------------------------------------------------------------------
Prepaid pension cost                                       $ 395  $   280
                                                           --------------
Discount rate                                               8.00%    8.25%
                                                           --------------
Expected blended rate of future pay raises                  4.50%    5.25%
                                                           --------------

The net pension credit consisted of the following:

-------------------------------------------------------------------------
                                                   2000    1999    1998
-------------------------------------------------------------------------
                                                       (millions)
Service cost--benefits earned during the year     $   77  $   86  $   72
Interest on projected benefit obligation             194     177     165
Expected return on plan assets                      (336)   (300)   (265)
Amortization of unrecognized transition asset        (25)    (25)    (25)
Recognition of prior service cost                     12      12      11
Recognition of actuarial gains                       (37)     (8)     (4)
-------------------------------------------------------------------------
Net pension credit                                $ (115) $  (58) $  (46)
                                                  ----------------------
Discount rate                                       8.25%   7.00%   7.25%
                                                  ----------------------
Expected long-term rate of return on plan assets   10.00%  10.00%  10.00%
                                                  ----------------------
Expected blended rate of future pay raises          5.25%   4.00%   4.25%
                                                  ----------------------

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group and PCS Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of non-union employees in FON stock and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Board of Directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to other telecommunications companies' stock. Sprint's matching contributions were $112 million in 2000, $83 million in 1999 and $54 million in 1998. At year-end 2000, the plans held 34 million FON shares and 31 million PCS shares.

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

The following table shows the changes in the accumulated postretirement benefit obligation:

--------------------------------
                   2000   1999
--------------------------------
                   (millions)
Beginning balance  $ 876  $ 864
Service cost          17     21
Interest cost         71     59
Actuarial gains       (2)   (30)
Benefits paid        (52)   (38)
--------------------------------
Ending balance     $ 910  $ 876
                   ------------

Amounts included in the Consolidated Balance Sheets at year-end were as follows:

--------------------------------------------------------------
                                                2000    1999
--------------------------------------------------------------
                                                (millions)
Accumulated postretirement benefit obligation  $  910  $  876
Unrecognized prior service cost                    74      53
Unrecognized net gains                             75     120
--------------------------------------------------------------
Accrued postretirement benefits cost           $1,059  $1,049
                                               --------------
Discount rate                                    8.00%   8.25%
                                               --------------

The assumed 2001 annual health care cost trend rates are 9.0% before Medicare eligibility and 9.5% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2010. A 1% increase in the rates would have increased the 2000 accumulated postretirement benefit obligation by an estimated $161 million. A 1% decrease would have reduced the obligation by an estimated $119 million.

The net postretirement benefits cost consisted of the following:

----------------------------------------------------------------------------
                                                           2000  1999  1998
----------------------------------------------------------------------------
                                                             (millions)
Service cost--benefits earned
 during the year                                           $ 17  $ 21  $ 20
Interest on accumulated postretirement benefit obligation    71    59    58
Recognition of prior service cost                            (9)   (8)   (6)
Recognition of actuarial gains                              (17)  (17)  (21)
----------------------------------------------------------------------------
Net postretirement benefits cost                           $ 62  $ 55  $ 51
                                                           ----------------
Discount rate                                              8.25% 7.00% 7.25%
                                                           ----------------

For measurement purposes, the assumed 2000 weighted average annual health care cost trend rates were 9.6% before Medicare eligibility and 10.0% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2010. A 1% increase in the rates would have increased the 2000 postretirement benefits service and interest costs by an estimated $17 million. A 1% decrease would have reduced the 2000 postretirement benefits service and interest costs by an estimated $12 million.

--------------------------------------------------------------------------------
9. Income Taxes
--------------------------------------------------------------------------------

Income tax expense (benefit) allocated to continuing operations consists of the following:

---------------------------------------
                     2000   1999   1998
---------------------------------------
                        (millions)
Current income tax
 expense (benefit)
  Federal            $  24  $ (34) $283
  State                 55     40    44
---------------------------------------
Total current           79      6   327
---------------------------------------
Deferred income tax
 expense (benefit)
  Federal             (173)  (309)  120
  State                (32)   (24)    7
---------------------------------------
Total deferred        (205)  (333)  127
---------------------------------------
Total                $(126) $(327) $454
                     ------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

-------------------------------------------------------------------------------
                                                            2000   1999   1998
-------------------------------------------------------------------------------
                                                               (millions)
Income tax expense (benefit) at the federal statutory rate  $(246) $(375) $364
Effect of:
 State income taxes, net of federal income tax effect          15     10    33
 Equity in losses of foreign joint ventures                    48     18     6
 Write down of equity method investment                        30    --    --
 Write-off of in-process research and development costs       --     --     63
 Goodwill amortization                                         52     37     3
 Other, net                                                   (25)   (17)  (15)
-------------------------------------------------------------------------------
Income tax expense (benefit)                                $(126) $(327) $454
                                                            -------------------
Effective income tax rate                                    17.9%  30.5% 43.7%
                                                            -------------------

Income tax expense (benefit) allocated to other items was as follows:

---------------------------------------------------------------------------
                                                         2000  1999   1998
---------------------------------------------------------------------------
                                                           (millions)
Discontinued operation                                   $370  $(111) $(62)
Extraordinary items                                        (3)   (34)  (23)
Unrealized holding gains (losses) on investments(/1/)     (29)   (13)    8
Stock ownership, purchase and options arrangements(/2/)  (424)  (254)  (49)
---------------------------------------------------------------------------

(/1/) These amounts have been recorded directly to "Shareholders' equity--
      Accumulated other comprehensive income" in the Consolidated Balance
      Sheets.

(/2/) These amounts have been recorded directly to "Shareholders' equity--
      Capital in excess of par or stated value" in the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2000 and 1999, along with the income tax effect of each, were as follows:

-----------------------------------------------------------
                                           2000 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment            $  --    $3,161
Intangibles                                 --       386
Postretirement and other benefits           428
Reserves and allowances                     214      --
Unrealized holding gains on investments     --        19
Operating loss carryforwards              2,011      --
Tax credit carryforwards                    127      --
Other, net                                  162      --
-----------------------------------------------------------
                                          2,942    3,566
Less valuation allowance                    598      --
-----------------------------------------------------------
Total                                    $2,344   $3,566
                                         ------------------

-----------------------------------------------------------
                                           1999 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment            $  --    $2,473
Intangibles                                 --       452
Postretirement and other benefits           422      --
Reserves and allowances                     149      --
Unrealized holding gains on investments     --        48
Operating loss carryforwards              1,203      --
Tax credit carryforwards                     75      --
Other, net                                  177      --
-----------------------------------------------------------
                                          2,026    2,973
Less valuation allowance                    480      --
-----------------------------------------------------------
Total                                    $1,546   $2,973
                                         ------------------

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

The valuation allowance related to deferred income tax assets increased $118 million in 2000 and $231 million in 1999.

In 1999, Sprint acquired approximately $193 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of the broadband fixed wireless companies. In 1998, Sprint acquired approximately $229 million of potential tax benefits related to net operating loss carryforwards in the PCS Restructuring. The benefits from the acquisitions and PCS Restructuring are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce goodwill or other noncurrent intangible assets resulting from the application of the purchase method of accounting for these transactions.

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

At year-end 2000, Sprint had federal operating loss carryforwards of approximately $4.7 billion and state operating loss carryforwards of approximately $8.1 billion. Related to these loss carryforwards are federal tax benefits of $1.6 billion and state tax benefits of $575 million. In addition, Sprint had available for income tax purposes federal alternative minimum tax credit carryforwards of $33 million, state alternative minimum tax credit carryforwards of $5 million, federal alternative minimum tax net operating loss carryforwards of $2.2 billion and state alternative minimum tax net operating loss carryforwards of $682 million. The loss carryforwards expire in varying amounts through 2020.

--------------------------------------------------------------------------------
10. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

------------------------------------------------------------------------------------------
                                              2000                        1999
                                   --------------------------- ---------------------------
                                   Sprint Sprint               Sprint Sprint
                                    FON     PCS                 FON     PCS
                        Maturing   Group   Group  Consolidated Group   Group  Consolidated
------------------------------------------------------------------------------------------
                                                   (millions)
Senior notes
 5.7% to 7.6%(/1/)    2001 to 2028 $1,105 $ 9,395   $10,500    $1,105 $ 8,145   $ 9,250
 8.1% to 9.8%         2000 to 2003    382     --        382       632     --        632
 11.0% to 12.5%(/2/)  2001 to 2006    --      776       607       --      734       584
Debentures and notes
 5.8% to 9.6%         2000 to 2022    500     --        500       565     --        565
Notes payable and
 commercial paper              --     157   3,797     3,954       294   1,971     2,265
First mortgage bonds
 5.9% to 9.9%         2000 to 2025  1,085     --      1,085     1,295     --      1,295
Capital lease
 obligations
 5.2% to 14.0%        2000 to 2008     61     408       469        69     486       555
Revolving credit
 facilities Variable
 rates                        2002    900     --        900       900     --        900
Other
 2.0% to 10.0%        2000 to 2006    318       4       322       573     153       726
------------------------------------------------------------------------------------------
                                    4,508  14,380    18,719     5,433  11,489    16,772
Less: current
 maturities(/2/)                    1,026     244     1,205       902     185     1,087
------------------------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations(/2/)                  $3,482 $14,136   $17,514    $4,531 $11,304   $15,685
                                    ------------------------------------------------------

(/1/) These borrowings were incurred by Sprint and allocated to the applicable
      Group. Sprint's weighted average interest rate related to these borrowings was 6.7% at year-end 2000 and 6.6% at year-end 1999. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.8% at year-end 2000 and 8.7% at year-end 1999. See Note 1 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/) Consolidated debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. The FON Group had an investment in the PCS Group's Senior Discount notes totaling $169 million at year-end 2000, including $65 million classified as current, and $150 million at year-end 1999.

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

-------------------------------
           Sprint Sprint
            FON    PCS
           Group  Group  Sprint
-------------------------------
            (millions)
2001(/1/)  $1,026 $  258 $1,214
2002        1,339  1,309  2,648
2003          372  1,060  1,432
2004          144  1,062  1,206
2005          122     61    183
-------------------------------

(/1/) The 2001 scheduled principal payments do not equal current maturities as these amounts reflect the maturity value of the scheduled payment on the PCS Group's Senior Discount notes.

Included in the above schedule are payments on PCS Group debt that are to be made in Japanese yen. The yen needed to satisfy the obligations is currently held on deposit by the PCS Group and included in "Other assets" on the PCS Group's Combined Balance Sheets. The scheduled yen payments included in the above schedule are $1 million in 2003, $20 million in 2004 and $43 million in 2005.

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $676 million at year-end 2000 and $670 million at year-end 1999. In addition, Sprint had commercial paper borrowings totaling $3.3 billion at year-end 2000 and $1.6 billion at year-end 1999. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis through unused credit facilities and unissued debt under Sprint's shelf registration.

Sprint currently has revolving credit facilities with syndicates of domestic and international banks totaling $5 billion; $3 billion of which is a 364 day facility, renewed in August 2000, expiring in 2001, and $2 billion is a 5 year facility expiring in 2003. Commercial paper and certain bank notes are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility which expires in 2002. At year-end 2000, Sprint had total unused lines of credit of $1.8 billion.

Bank notes outstanding had weighted average interest rates of 7.1% at year-end 2000 and 6.3% at year-end 1999. The weighted average interest rate of commercial paper was 7.5% at year-end 2000 and 6.4% at year-end 1999.

Long-term Debt

In June 2000, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. At year-end 2000, Sprint had issued a total of $2 billion of debt securities under the shelf. In January 2001, Sprint issued securities using the remaining amount of the shelf (see Note 18).

In June 1999, Sprint entered into a $1 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 2000, Sprint had borrowed $900 million with a weighted average interest rate of 6.9% under this agreement. These borrowings mature in 2002.

Sprint FON Group

In 2000, the FON Group received an allocation of $344 million of debt from Sprint. This debt was mainly used to repay existing debt and to fund new capital investments. See Note 1 for a more detailed description of how Sprint allocates debt to the Groups.

In the 2000 fourth quarter, Sprint redeemed, prior to scheduled maturities, $25 million of FON Group debt with a weighted average interest rate of 9.6%. This resulted in a $1 million after-tax extraordinary loss for the FON Group.

In the 2000 first quarter, Sprint exchanged 6.6 million common shares of SBC Communications, Inc. for certain notes payable of the FON Group. The notes had a market value of $275 million on the maturity date and $316 million at year-end 1999. The notes had an interest rate of 8.3%.

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

FON Group gross property, plant and equipment totaling $16.1 billion was either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Sprint PCS Group

In 2000, Sprint allocated $3.3 billion of debt to the PCS Group. This debt was mainly used to fund new capital investments and to repay existing debt.

In the 2000 first quarter, Sprint repaid, prior to scheduled maturities, $127 million of the PCS Group's notes payable to the FCC. These notes had an interest rate of 7.8%. This resulted in a $3 million after-tax extraordinary loss.

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

Other

Sprint, including the FON Group and the PCS Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 2000.

-------------------------------------------------------------------------------
11. Common Stock
-------------------------------------------------------------------------------

Sprint FON Stock and Sprint PCS Stock

On December 14, 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend which was distributed on February 4, 2000 to the PCS shareholders.

On April 20, 1999, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's FON common stock in the form of a stock dividend which was distributed on June 4, 1999 to the FON shareholders.

All share, earnings per share and dividends per share amounts have been restated to reflect the stock splits.

In November 1998, Sprint recapitalized its common stock into FON stock and PCS stock and restructured its interests in Sprint PCS. As a result, Sprint created the following series of common stock:

  .  Series 1 FON stock and Series 1 PCS stock
     Existing Sprint common shareholders received one share of FON stock and 1/2 share of PCS stock for each Sprint share owned. Authorized shares totaled
     2.5 billion for the Series 1 FON stock and 1.25 billion for the Series 1 PCS stock. Shares issued at year-end 2000 were 710.2 million and 507.4 million, respectively. Shares outstanding at year-end 2000 were 709.8 million and 507.4 million, respectively.

  .  Series 2 FON stock and Series 2 PCS stock
     The Cable Partners received PCS shares for their ownership interests in Sprint PCS. These shares have 1/10 the voting power of the Series 1 and Series 3 PCS shares. Authorized shares totaled 500 million for both the Series 2 FON stock and Series 2 PCS stock. PCS shares issued and outstanding at year-end 2000 were 355.4 million. No FON shares have been issued.

  .  Series 3 FON stock and Series 3 PCS stock
     To maintain their voting power, FT and DT purchased a combined total of 5.1 million Series 3 PCS shares (pre-split basis) for $85 million at the time of the restructuring. Series 3 FON and PCS stock is also used whenever FT and DT purchase stock to maintain their voting power and could be used if FT and DT were to elect to convert their Class A common shares into FON and PCS stock. Authorized shares totaled 1.2 billion for the Series 3 FON stock and 600 million for the Series 3 PCS stock. Shares issued and outstanding at year-end 2000 were 88.6 million and 70.3 million, respectively.

At year-end 1999, Sprint had 22 thousand PCS treasury shares, which were recorded at cost. The PCS shares were held by the FON Group and represented an intergroup interest in the PCS Group which was eliminated in the Sprint Consolidated financial statements.

Beginning in November 2001, Sprint has the option to convert PCS shares into FON shares.

Class A and Series 3 Common Stock

FT and DT own Series 3 FON common shares, Series 3 PCS common shares and Class A common shares which represent approximately 19% of Sprint's voting power at year end 2000. Sprint declared and paid Class A common dividends of 50 cents per share in 2000, 62.5 cents per share in 1999 and $1.00 per share in 1998.

In February 1999, FT and DT purchased an aggregate of 12.2 million Series 3 PCS shares for $169 million in conjunction with the registered public offering of 48.8 million shares of Series 1 PCS stock. During 1999, FT and DT purchased an aggregate of 1.2 million shares of Series 3 FON shares and 1.6 million additional Series 3 PCS shares for $100 million to maintain their voting power.

Additionally, during 1999, FT and DT bought Series 1 FON and Series 1 PCS shares on the open market to maintain their voting power. These shares converted into Series 3 FON and Series 3 PCS shares. FT and DT did not purchase any FON or PCS shares from Sprint or on the open market during 2000.

In November 1998, 86.2 million Class A common shares were reclassified to represent an equity interest in the FON Group (86.2 million shares) and the PCS Group (43.1 million shares). FT and DT maintained their voting power in Sprint by purchasing an additional 10.2 million Series 3 PCS shares for $85 million.

FT and DT may purchase additional shares of FON stock and PCS stock from Sprint to maintain their current ownership level. FT and DT have entered into a standstill agreement with Sprint restricting their ability to acquire Sprint voting shares (other than as intended by their agreements with Sprint). The standstill agreement also contains customary provisions restricting FT and DT from initiating or participating in any proposal with respect to the control of Sprint. In February 2001, a registration statement covering the FON shares FT and DT own was filed with the SEC (see Note 18).

PCS Preferred Stock

As part of the PCS Restructuring, Sprint issued to the Cable Partners a new class of convertible preferred stock convertible into PCS shares.

Common Stock Reserved for Future Grants

At year-end 2000, common stock reserved for future grants under stock option plans or for future issuances under various other arrangements was as follows:

Sprint FON Group

-------------------------------------------------------------------
                                                           Shares
-------------------------------------------------------------------
                                                         (millions)
Employees Stock Purchase Plan                               10.5
Employee savings plans                                       5.4
Automatic Dividend Reinvestment Plan                         2.3
Officer and key employees' and directors' stock options     22.1
Other                                                        1.4
-------------------------------------------------------------------
                                                            41.7
                                 ----------------------------------

Sprint PCS Group

-------------------------------------------------------------------
                                                           Shares
-------------------------------------------------------------------
                                                         (millions)
Employees Stock Purchase Plan                                3.7
Employee savings plans                                       2.3
Officer and key employees' and directors' stock options     19.8
Warrants issued to Cable Partners                           24.9
Conversion of preferred stock and other                     18.5
-------------------------------------------------------------------
                                                            69.2
                                 ----------------------------------

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

Preferred Stock-Sixth Series is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 2,000 times the total per share amount of all FON stock common dividends. Preferred Stock-Eighth Series has the same features as the Sixth Series, but applies to PCS shares. No Preferred Stock-Sixth Series or Preferred Stock-Eighth Series were issued or outstanding at year-end 2000 or 1999.

Other

The indentures and financing agreements of certain of Sprint's subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $545 million of those subsidiaries' $1.6 billion total retained earnings was restricted at year-end 2000. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

--------------------------------------------------------------------------------
12. Stock-based Compensation
--------------------------------------------------------------------------------

Due to the Recapitalization and the FON and PCS stock splits, the number of shares and the related exercise prices have been adjusted to maintain both the total fair value of common stock underlying the options and Employee Stock Purchase Plan (ESPP) share elections, and the relationship between the market value of the common stock and the exercise prices of the options and ESPP share elections.

During 2000, the FON Group paid $80 million to the PCS Group to compensate for the net amount of PCS stock-based compensation granted to FON Group employees and FON stock-based compensation granted to PCS Group employees. The value paid for stock-based compensation is determined at the time of the grants.

During 2000, options outstanding for more than one year at the date of shareholder approval of Sprint's proposed merger with WorldCom became fully vested as of that date.

During 2000, the Sprint Board of Directors approved an Exchange Program to give Sprint employees a choice to cancel stock options granted to them in 2000 in exchange for an equal number of new options in the future. The new options will be granted on May 11, 2001, and the exercise price will be the market price on that date. No members of Sprint's Board of Directors were eligible for the Exchange Program. Options cancelled on November 10, 2000 under the terms of the Exchange Program were 16.2 million FON options and 13.1 million PCS options.

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan (MISOP), Sprint has granted stock options to employees who are eligible to receive annual incentive compensation. Eligible employees are entitled to receive stock options in lieu of a portion of the target incentive under Sprint's management incentive plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2000, authorized FON shares under this plan approximated 27.4 million and authorized PCS shares approximated 16.8 million. The authorized number of shares was increased by approximately 7.2 million FON shares and 7.8 million PCS shares on January 1, 2001.

Stock Option Plan

Under the Sprint Stock Option Plan (SOP), Sprint has granted stock options to officers and key employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2000, authorized FON shares under this plan approximated 54.8 million and authorized PCS shares approximated 42.6 million.

In 2000, Sprint granted special stock options (Retention) to executives who agreed to defer the benefit of the accelerated vesting of stock options until the close or cancellation of the proposed WorldCom merger. These options were designed to retain these executives following Sprint's special meeting of shareholders in connection with the proposed WorldCom merger. In addition, Sprint granted a portion of the annual options grants (Accelerated) normally expected to be made in early 2001 to officers and key employees. The granting of these options was accelerated to help retain employees.

In 1997, Sprint granted performance-based stock options to certain key executives. The FON Group expensed $5 million in 2000, $9 million in 1999 and $14 million in 1998 and the PCS Group expensed $3 million in 2000, $5 million in 1999 and $1 million in 1998 related to these performance-based stock options. The 2000 amount reflects expense through the date of the shareholder approval of the proposed WorldCom merger. At that time, all of these options became vested. An additional $29 million of expense related to these options was included in "Asset write-down and merger related costs" in Sprint's Consolidated Statements of Operations.

Employees Stock Purchase Plan

Under Sprint's ESPP, employees may elect to purchase FON common stock or PCS common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 2000, authorized FON shares under this plan approximated 12.1 million and authorized PCS shares approximated 7.6 million.

Sprint PCS Long-term Incentive Plan

Prior to 1999, PCS Group employees meeting certain eligibility requirements were included in Sprint PCS' long-term incentive plan (LTIP). Under this plan, participants received appreciation units based on independent appraisals. Appreciation on the units was based on annual independent appraisals. The 1997 plan year appreciation units vested 25% per year beginning one year from the grant date and also expire after 10 years.

In connection with the PCS Restructuring, Sprint discontinued the Sprint PCS LTIP plan. The appreciation units were converted to PCS shares and options to buy PCS shares, based on a formula designed to replace the appreciated value of the units at the beginning of July 1998. For vested units at year-end 1998, participants could elect to receive the appreciation in cash, or in shares and options. Most elected to receive shares and options.

In 1999, Sprint began issuing the shares, and options became exercisable, based on the vesting requirements of the converted units. At the end of 2000, all replacement options and shares were fully vested.

Pro Forma Disclosures

Pro forma net income (loss) and earnings (loss) per share have been determined as if Sprint had used the fair value method of accounting for its stock option grants and ESPP share elections. Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

The FON Group's pro forma net income was $1,668 million for 2000 and $1,434 million for 1999 and pro forma diluted EPS was $1.88 for 2000 and $1.63 for 1999. From the Recapitalization date through year-end 1998, the FON Group's pro forma net income was $103 million and pro forma diluted EPS was $0.12. The FON Group's pro forma net income was reduced by $10 million or $0.01 per FON share in 2000 and 1999, and $19 million or $0.02 per FON share in 1998 due to additional compensation resulting from modifications to terms of options and ESPP share elections related to the Recapitalization.

The PCS Group's pro forma net loss was $2,135 million in 2000 and $2,578 million in 1999 and pro forma diluted loss per share was $2.22 in 2000 and $2.82 in 1999. The application of SFAS No. 123 did not have a material impact on the PCS Group's pro forma net loss from the Recapitalization date through year-end 1998.

Prior to the Recapitalization date, Sprint's pro forma net income was $785 million in 1998 and pro forma diluted earnings per share was $1.79 in 1998.

Fair Value Disclosures

The following tables reflect the weighted average fair value per option granted, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model:

FON Common Stock

-----------------------------------------------
2000                         MISOP       SOP
-----------------------------------------------
Fair value on grant date    $24.24     $23.86
Risk-free interest rate        6.8%       6.1%
Expected volatility           26.7%      26.6%
Expected dividend yield        0.8%       0.8%
Expected life (years)            6          6

-----------------------------------------------
2000                      Accelerated Retention
-----------------------------------------------
Fair value on grant date    $13.77     $22.92
Risk-free interest rate        6.1%       6.6%
Expected volatility           33.2%      26.7%
Expected dividend yield        1.4%       0.8%
Expected life (years)            6          6

-----------------------------------------------
1999                         MISOP       SOP
-----------------------------------------------
Fair value on grant date    $ 9.86     $12.09
Risk-free interest rate        4.8%       4.8%
Expected volatility           26.6%      26.6%
Expected dividend yield        1.3%       1.3%
Expected life (years)            4          6

PCS Common Stock

-----------------------------------------------
2000                         MISOP       SOP
-----------------------------------------------
Fair value on grant date    $33.06     $33.93
Risk-free interest rate        6.8%       6.1%
Expected volatility           63.2%      67.7%
Expected dividend yield        --         --
Expected life (years)            6          6

-----------------------------------------------
2000                      Accelerated Retention
-----------------------------------------------
Fair value on grant date    $35.30     $34.83
Risk-free interest rate        6.1%       6.6%
Expected volatility           63.8%      63.2%
Expected dividend yield        --         --
Expected life (years)            6          6

-----------------------------------------------
1999                         MISOP       SOP
-----------------------------------------------
Fair value on grant date    $ 8.55     $10.12
Risk-free interest rate        4.8%       4.8%
Expected volatility           67.7%      67.7%
Expected dividend yield        --         --
Expected life (years)            4          6

-----------------------------------------------
1998                          SOP
-----------------------------------------------
Fair value on grant date    $ 5.44
Risk-free interest rate        4.4%
Expected volatility           75.0%
Expected dividend yield        --
Expected life (years)            6

Sprint Common Stock

-----------------------------------------
1998                      MISOP    SOP
-----------------------------------------
Fair value on grant date  $14.58  $16.00
Risk-free interest rate      5.5%    5.5%
Expected volatility         21.7%   21.7%
Expected dividend yield      1.7%    1.7%
Expected life (years)          5       6

Employees Stock Purchase Plan

During 2000, FON Group and PCS Group employees elected to purchase 2.3 million FON and 5.4 million PCS ESPP shares. Using the Black-Scholes pricing model, the weighted average fair value was $12.99 per share for each FON election and $20.68 per share for each PCS election.

During 1999, FON Group and PCS Group employees elected to purchase 1.3 million FON and 6.5 million PCS ESPP shares. Using the Black-Scholes pricing model, the weighted average fair value was $11.12 per share for each FON election and $8.08 per share for each PCS election.

During 1998, FON Group employees elected to purchase 2.1 million ESPP shares with each election having a weighted average fair value (using the Black-Scholes pricing model) of $13.90 per share.

Stock Options

Stock option plan activity was as follows:

FON Common Stock

-----------------------------------------------
                                       Weighted
                                       Average
                                         per
                              Sprint    Share
                               FON     Exercise
                              Shares    Price
-----------------------------------------------
                            (millions)
Converted in November 1998     47.6     $21.01
Exercised                      (0.2)     15.95
                              -----
Outstanding, year-end 1998     47.4      21.03
Granted                        20.9      41.51
Exercised                     (13.5)     18.93
Forfeited/Expired              (2.8)     28.61
                              -----
Outstanding, year-end 1999     52.0      29.48
Granted                        24.3      58.61
Exercised                     (11.5)     26.32
Forfeited/Expired             (20.0)     58.48
                              -----
Outstanding, year-end 2000     44.8     $33.12
                         ----------------------

PCS Common Stock

-----------------------------------------------
                                       Weighted
                                       Average
                                         per
                              Sprint    Share
                               PCS     Exercise
                              Shares    Price
-----------------------------------------------
                            (millions)
Converted in November 1998     23.8     $ 4.58
Granted                         5.4       7.92
                              -----
Outstanding, year-end 1998     29.2       5.20
Granted                        21.8      17.67
Exercised                      (9.2)      6.05
Forfeited/Expired              (2.0)      9.64
                              -----
Outstanding, year-end 1999     39.8      11.64
Granted                        19.1      52.68
Exercised                     (16.2)     10.84
Forfeited/Expired             (15.8)     52.08
                              -----
Outstanding, year-end 2000     26.9     $17.43
                         ----------------------

Sprint Common Stock

---------------------------------------------------
                                           Weighted
                                           Average
                                             per
                                            Share
                                  Sprint   Exercise
                                  Shares    Price
---------------------------------------------------
                                (millions)
Outstanding, beginning of 1998     18.7     $37.85
Granted                             9.1      59.73
Exercised                          (3.4)     33.54
Forfeited/Expired                  (0.6)     47.28
                                   ----
Converted in November 1998         23.8     $46.60
                          -------------------------

The following tables summarize outstanding and exercisable options at year-end 2000:

FON Common Stock

-----------------------------------------------
                     Options Outstanding
               --------------------------------
                            Weighted
                             Average   Weighted
Range of                    Remaining  Average
Exercise         Number    Contractual Exercise
Prices         Outstanding    Life      Price
-----------------------------------------------
               (millions)    (years)
$ 5.00-$ 9.99      0.2         0.5      $ 8.67
 10.00- 19.99      8.1         5.2       16.62
 20.00- 29.99     14.4         6.8       24.73
 30.00- 39.99     14.8         8.0       38.51
 40.00- 49.99      2.3         5.9       44.64
 50.00- 59.99      0.7         5.5       53.63
 60.00- 69.99      3.9         7.9       64.71
 70.00- 79.99      0.4         5.6       74.02
-----------------------------------------------

-----------------------------------
               Options Exercisable
               --------------------
                           Weighted
Range of                   Average
Exercise         Number    Exercise
Prices         Exercisable  Price
-----------------------------------
               (millions)
$ 5.00-$ 9.99      0.2      $ 8.67
 10.00- 19.99      8.1       16.62
 20.00- 29.99     14.3       24.71
 30.00- 39.99     13.9       38.63
 40.00- 49.99      1.4       45.60
 50.00- 59.99      0.4       52.08
 60.00- 69.99      1.5       64.73
 70.00- 79.99      0.4       74.02
-----------------------------------

PCS Common Stock

--------------------------------------------------------------------------------

                     Options Outstanding
               --------------------------------
                            Weighted
                             Average   Weighted
Range of                    Remaining  Average
Exercise         Number    Contractual Exercise
Prices         Outstanding    Life      Price
-----------------------------------------------
               (millions)    (years)
$ 2.00-$ 9.99     11.5         6.2      $ 5.26
 10.00- 19.99     10.6         8.0       15.60
 20.00- 29.99      0.3         5.8       26.59
 30.00- 39.99      0.3         6.4       33.16
 40.00- 49.99      0.4         6.3       46.44
 50.00- 59.99      3.4         8.4       53.07
 60.00- 69.99      0.4         7.3       62.82
-----------------------------------------------

-----------------------------------
               Options Exercisable
               --------------------
                           Weighted
Range of                   Average
Exercise         Number    Exercise
Prices         Exercisable  Price
-----------------------------------
               (millions)
$ 2.00-$ 9.99     11.5      $ 5.26
 10.00- 19.99     10.6       15.60
 20.00- 29.99      0.2       27.10
 30.00- 39.99      0.2       32.78
 40.00- 49.99      0.2       45.88
 50.00- 59.99      1.4       52.32
-----------------------------------

--------------------------------------------------------------------------------
13. Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

In December 2000, Amalgamated Bank, an institutional shareholder, filed a derivative action purportedly on behalf of Sprint against certain of its current and former officers and directors in the Jackson County, Missouri, Circuit Court. The complaint alleges that the individual defendants breached their fiduciary duties to Sprint and were unjustly enriched by making undisclosed amendments to Sprint's stock option plans, by failing to disclose certain information concerning regulatory approval of the proposed merger of Sprint and WorldCom, and by overstating Sprint's earnings for the first quarter of 2000. The plaintiff seeks damages, to be paid to Sprint, in an unspecified amount. Two additional, substantially identical, derivative actions by other shareholders have been filed.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to Sprint's consolidated financial statements.

Commitments

The PCS Group has purchase commitments with various vendors to purchase handsets and other equipment through 2001. Outstanding commitments at year-end 2000 were approximately $830 million. Purchases under these commitments during 2000 totaled approximately $2 million.

Operating Leases

Sprint's minimum rental commitments at year-end 2000 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space, are as follows:

----------------------
            (millions)
2001           $577
2002            409
2003            283
2004            194
2005            119
Thereafter      364
----------------------

Sprint's gross rental expense totaled $1.0 billion in 2000, $890 million in 1999 and $730 million in 1998. Rental commitments for subleases, contingent rentals and executory costs were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
14. Financial Instruments
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 2000 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 2000 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of Sprint's financial instruments at year-end were as follows:

-----------------------------------------------------------------
                                                     2000
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                          $   239   $   239
Investments in securities                          66        66
Long-term debt and capital lease obligations   18,719    17,823
-----------------------------------------------------------------

-----------------------------------------------------------------
                                                     1999
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                          $   120   $   120
Investments in securities                         464       464
Long-term debt and capital lease obligations   16,772    16,126
-----------------------------------------------------------------

The carrying amounts of Sprint's cash and equivalents approximate fair value at year-end 2000 and 1999. The estimated fair value of investments in equity securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved.

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

Interest Rate Swap Agreements

Sprint uses interest rate swap agreements as part of its interest rate risk management program. Net interest paid or received related to these agreements is recorded using the accrual method and is recorded as an adjustment to interest expense. Sprint had interest rate swap agreements with notional amounts of $1.0 billion outstanding at year-end 2000 and $598 million outstanding at year-end 1999. Net interest expense related to interest rate swap agreements was $2 million in 2000, $1 million in 1999 and $0.1 million in 1998.

In 1998, Sprint deferred losses from the termination of interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. These losses, totaling $75 million, are being amortized to interest expense using the effective interest method over the term of the debt. At year-end 2000, the remaining unamortized deferred loss totaled $61 million.

Foreign Currency Contracts

As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding open forward contracts to buy various foreign currencies of $23 million at year-end 2000 and $14 million at year-end 1999. Sprint had outstanding open purchase option contracts to call various foreign currencies of $1 million at year-end 1999. There were no such contracts open at year-end 2000. The premium paid for an option is deferred and amortized over the life of the option. The forward contracts and options open at year-end 2000 and 1999 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Including hedge costs, a net gain of $0.4 million was recorded in 2000, a net loss of $0.3 million was recorded in 1999, and a net loss of $0.6 million was recorded in 1998.

--------------------------------------------------------------------------------
15. Additional Financial Information
--------------------------------------------------------------------------------

Segment Information

The FON Group operates in three business segments, based on how Sprint manages the FON Group's operations and assesses its performance: the global markets division, the local division and the product distribution and directory publishing businesses. See Note 14 of Sprint FON Group's Notes to the Combined Financial Statements for more information about the FON Group's business segments.

The PCS Group businesses operate in a single segment.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximates fair value.

Segment financial information was as follows:

---------------------------------------------------------------------------
                          Sprint    Sprint      Intergroup
                         FON Group PCS Group Eliminations(/1/) Consolidated
---------------------------------------------------------------------------
                                             (millions)
2000
Net operating revenues    $17,688   $ 6,341        $(416)        $23,613
Intergroup revenues           381        35         (416)            --
Depreciation and
 amortization               2,267     1,877          --            4,144
Operating expenses         15,255     8,269         (416)         23,108
Operating income (loss)     2,433    (1,928)         --              505
Operating margin             13.8%       NM          --              2.1%
Equity in losses of
 affiliates                  (181)      (55)         --             (236)

Capital expenditures        4,105     3,047          --            7,152
Total assets               23,649    19,763         (811)         42,601

1999
Net operating revenues    $17,160   $ 3,373        $(268)        $20,265
Intergroup revenues           264         4         (268)            --
Depreciation and
 amortization               2,129     1,523          --            3,652
Operating expenses         14,230     6,610         (268)         20,572
Operating income (loss)     2,930    (3,237)         --             (307)
Operating margin             17.1%       NM          --               NM
Equity in losses of
 affiliates                   (73)      --           --              (73)

Capital expenditures        3,534     2,580          --            6,114
Total assets               21,803    17,924         (477)         39,250

1998
Net operating revenues    $15,958   $ 1,294        $(108)        $17,144
Intergroup revenues           108       --          (108)            --
Depreciation and
 amortization               1,921       789           --           2,710
Operating expenses         13,198     3,864         (108)         16,954
Operating income (loss)     2,760    (2,570)         --              190
Operating margin             17.3%       NM          --               NM
Other partners' loss in
 Sprint PCS                   --      1,251          --            1,251
Equity in losses of
 affiliates                   (41)      --           --              (41)

Capital expenditures        3,159     1,072          --            4,231
Total assets               19,001    15,165         (909)         33,257

NM = Not meaningful

(/1/) FON Group revenues eliminated in consolidation consist principally of long-distance services provided to the PCS Group for resale to PCS customers and for internal business use and telemarketing services provided by the FON Group for PCS sales programs.

More than 95% of Sprint's revenues are from domestic customers located within the United States.

Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers represent approximately 25% of the PCS Group's net operating revenues in 2000, 28% in 1999 and 25% in 1998.

Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:

-----------------------------------------------------------
                                         2000   1999   1998
-----------------------------------------------------------
                                           (millions)
Interest (net of capitalized interest)  $1,022  $ 714  $217
                       ------------------------------------
Income taxes                            $ (386) $(131) $307
                       ------------------------------------

Sprint's noncash activities included the following:

-----------------------------------------------------------------------------
                                                           2000  1999   1998
-----------------------------------------------------------------------------
                                                               (millions)
Tax benefit from stock options exercised                   $424 $  254 $   49
                      -------------------------------------------------------
Stock received for stock options exercised                 $ 69 $  118 $   18
                      -------------------------------------------------------
Noncash extinguishment of debt                             $275 $   78 $  --
                      -------------------------------------------------------
Common stock issued under Sprint's employee benefit stock
 plans                                                     $255 $  144 $   99
                      -------------------------------------------------------
Capital lease obligations                                  $--  $   77 $  460
                      -------------------------------------------------------
Common stock issued for Cox PCS acquisition                $--  $1,146 $  --
                      -------------------------------------------------------
Debt assumed in the broadband fixed wireless acquisitions  $--  $  575 $  --
                      -------------------------------------------------------
Common stock issued to the Cable Partners to purchase
 Sprint PCS                                                $--  $  --  $3,200
                      -------------------------------------------------------
Preferred stock issued to the Cable Partners in exchange
 for interim financing                                     $--  $  --  $  247
                      -------------------------------------------------------

See Note 2 for more details about the assets and liabilities acquired in business combinations.

Related Party Transactions

The Cable Partners advanced PhillieCo $26 million in 1998. This advance was repaid in the 1999 first quarter.

--------------------------------------------------------------------------------
16. Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When this statement was adopted in January 2001, it had no material impact on Sprint's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on Sprint's consolidated financial statements.

--------------------------------------------------------------------------------
17. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                  Quarter
                                       --------------------------------
2000                                    1st     2nd     3rd    4th(/1/)
-----------------------------------------------------------------------
                                        (millions, except per share
                                                   data)
Net operating revenues(/2/)(/3/)       $5,529  $5,821  $6,040   $6,223
Operating income (loss)                   156     122     357     (130)
Loss from continuing operations           (65)    (91)     (6)    (414)
Net income (loss)(/3/)                    605     (91)     (6)    (415)
Earnings (Loss) per common share from
 continuing operations
  FON common stock
   Diluted                                0.50    0.41    0.43     0.11
   Basic                                  0.51    0.42    0.44     0.11
  PCS common stock
   Diluted and Basic                     (0.54)  (0.48)  (0.41)   (0.53)
-----------------------------------------------------------------------

                                                   Quarter
                                       --------------------------------
1999                                     1st     2nd     3rd      4th
-----------------------------------------------------------------------
                                         (millions, except per share
                                                   data)
Net operating revenues(/2/)             $4,735  $4,982  $5,158   $5,390
Operating income (loss)                    (90)     28     (64)    (181)
Loss from continuing operations           (171)   (103)   (196)    (275)
Net loss                                  (220)   (169)   (256)    (290)
Earnings (Loss) per common share from
 continuing operations(/4/),(/5/)
  FON common stock
   Diluted                                0.49    0.51    0.48     0.49
   Basic                                  0.50    0.52    0.49     0.50
  PCS common stock
   Diluted and Basic                     (0.71)  (0.61)  (0.65)   (0.75)
-----------------------------------------------------------------------

(/1/) See Notes 3 and 4 of Notes to Consolidated Financial Statements for information about nonrecurring charges recorded in the 2000 fourth quarter.

(/2/) Certain reclassifications were made between net operating revenues and operating expenses from amounts reported in the 2000 reports on Form 10-Q to conform to industry events or practices. These reclassifications had no impact on operating income (loss) as previously reported.

(/3/) In the 2000 fourth quarter, Sprint adopted SEC Staff Accounting Bulletin
      No. 101, "Revenue Recognition in Financial Statements," (SAB 101). As required by SAB 101, 2000 net operating revenues have been restated from amounts reported in the 2000 quarterly reports on Form 10-Q. Net operating revenues were reduced by $4 million in the 2000 first quarter, $31 million in the 2000 second quarter and $33 million in the 2000 third quarter. Sprint also restated the 2000 first quarter net income by recording a $2 million loss for the cumulative effect of change in accounting principle at the effective adoption date of SAB 101.

(/4/) In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON stock. FON Group earnings per share for prior periods have been restated to reflect this stock split.

(/5/) In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS stock. PCS Group loss per share for prior periods have been restated to reflect this stock split.

--------------------------------------------------------------------------------
18. Subsequent Events (Unaudited)
--------------------------------------------------------------------------------

In January 2001, Sprint issued $2.4 billion of debt securities. Sprint had $2 billion of unissued securities under its existing shelf registration statement with the SEC, and registered an additional $400 million prior to the issuance. These borrowings have interest rates ranging from 7.1% to 7.6% and have scheduled maturities in 2006 and 2011. The proceeds were allocated to the PCS Group and used mainly to repay existing debt.

In February 2001, Sprint agreed to end its exclusive alliance with EarthLink and relinquished its seats on EarthLink's Board of Directors. As a result of these changes, Sprint will now treat its investment in EarthLink as a cost method investment.

In February 2001, Sprint filed a registration statement with the SEC for a secondary offering of 174.8 million shares of FON stock (including 22.8 million shares to cover over-allotments) owned by FT and DT, including the FON stock underlying the Class A common stock. Sprint will not receive any of the proceeds from the sale of this stock.

In February 2001, Sprint's Board of Directors declared dividends of 12.5 cents per share on the Sprint FON common stock and Class A common stock. Dividends will be paid March 30, 2001.

                               SPRINT CORPORATION

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2000, 1999 and 1998

                                        Additions (Deductions)
                                   ---------------------------------
                          Balance                           Charged                   Balance
                         Beginning      PCS        Charged  to Other      Other       End of
                          of Year  Restructuring  to Income Accounts    Deductions     Year
---------------------------------------------------------------------------------------------
                                                  (millions)
2000
 Allowance for doubtful
  accounts                 $274        $--          $666      $  8        $(559)(/1/)  $389
                           ------------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $480        $--          $115      $  3        $  --        $598
                           ------------------------------------------------------------------
1999
 Allowance for doubtful
  accounts                 $182        $--          $584      $  7        $(499)(/1/)  $274
                           ------------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $249        $--          $ 47      $193(/4/)   $  (9)       $480
                           ------------------------------------------------------------------
1998
 Allowance for doubtful
  accounts                 $147        $  8(/2/)    $367      $  3        $(343)(/1/)  $182
                           ------------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $ 12        $229(/3/)    $--       $ 16        $  (8)       $249
                           ------------------------------------------------------------------

(/1/) Accounts written off, net of recoveries.

(/2/) As discussed in Note 2, the PCS Group's assets and liabilities were recorded at their fair values on the PCS Restructuring date. Therefore, the data presented in this Schedule reflects activity since the PCS Restructuring.

(/3/) Represents a valuation allowance for deferred income tax assets recorded in connection with the PCS Restructuring.

(/4/) Represents a valuation allowance for deferred income tax assets relating to the net operating loss carryforwards acquired in the purchase of the broadband fixed wireless companies.

                                 [SPRINT Logo]



                                    Annex II

                                Sprint FON Group
                         Combined Financial Information

SELECTED FINANCIAL DATA                                        Sprint FON Group

------------------------------------------------------------------------------
                                        2000    1999    1998    1997    1996
------------------------------------------------------------------------------
                                          (millions, except per share data)
Results of Operations
------------------------------------------------------------------------------
Net operating revenues                 $17,688 $17,160 $15,958 $14,947 $13,874
Operating income(/1/)                    2,433   2,930   2,760   2,470   2,268
Income from continuing
 operations(/1/),(/2/)                   1,292   1,736   1,675   1,513   1,373

Earnings per Share and Dividends(/3/)
------------------------------------------------------------------------------
Earnings per common share from
 continuing
 operations(/1/),(/2/),(/3/)
 Diluted                               $  1.45 $  1.97 $  1.93 $  1.73 $  1.61
 Basic                                    1.47    2.01    1.96    1.76    1.63
Dividends per common share             $   .50 $   .50 $   .50 $   .50 $   .50

Financial Position
------------------------------------------------------------------------------
Total assets                           $23,649 $21,803 $19,001 $16,581 $15,655
Property, plant and equipment, net      15,833  14,002  12,464  11,307  10,464
Total debt (including short-term
 borrowings)                             4,508   5,433   4,442   3,880   3,274
Group equity                            12,343  10,514   9,024   7,639   7,332

Cash Flow Data
------------------------------------------------------------------------------
Cash from operating activities(/4/)    $ 4,323 $ 3,713 $ 3,915 $ 2,899 $ 2,267
Capital expenditures                     4,105   3,534   3,159   2,709   2,434

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

(/1/) In 2000, the FON Group recorded a nonrecurring charge of $238 million which principally represents a write-down of goodwill, and a $163 million nonrecurring charge for costs associated with the proposed WorldCom merger, which was terminated. These charges reduced operating income by $401 million and income from continuing operations by $257 million. The FON Group recorded nonrecurring charges of $20 million in 1997 and $60 million in 1996 related to litigation within the global markets division. These charges reduced income from continuing operations by $13 million in 1997 and $36 million in 1996.

(/2/) In 2000, the FON Group recorded nonrecurring charges of $122 million related to write-downs of certain equity investments. These charges reduced income from continuing operations by $109 million. Also in 2000, the FON Group recorded net nonrecurring gains of $71 million from the sale of an independent directory publishing operation and from investment activities, which increased income from continuing operations by $44 million. In 1999, the FON Group recorded net nonrecurring gains of $54 million from investment activities which increased income from continuing operations by $35 million. In 1998, the FON Group recorded net nonrecurring gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, the FON Group recorded nonrecurring gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million.

(/3/) In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON common stock. As a result, diluted and basic earnings per common share and dividends have been restated for periods before this stock split. Earnings per common share and dividends for the FON Group for periods before 1999 are on a pro forma basis and assume the FON shares created in the 1998 recapitalization of Sprint's common stock existed for all periods presented.

(/4/) The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

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

-------------------------------------------------------------------------------
Sprint FON Group
-------------------------------------------------------------------------------

During 2000, the FON Group changed its segment reporting to align financial reporting with changes in how Sprint manages the FON Group's operations and assesses its performance. The FON Group operates in three business segments: the global markets division, the local division and the product distribution and directory publishing businesses.

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications such as Internet and frame relay access and transport, web hosting, virtual private networks, and managed security services; and broadband services.

Sprint is deploying integrated communications services, referred to as Sprint ION(SM). Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide advanced services in the competitive local service market. Sprint uses various advanced services last-mile technologies, including dedicated access and Digital Subscriber Line (xDSL), and expects to use Multipoint Multichannel Distribution Services (MMDS).

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint converted several markets served by MMDS capabilities from cable TV services to high-speed data services. Global markets operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. Sprint intends to provide broadband data and voice services to additional markets served by these capabilities.

Included in the global markets division are the costs of establishing international operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; Intelig, a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.3 million access lines in 18 states. It provides local phone services, access by phone customers and other carriers to its local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

-------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------

-----------------------------------------
                   2000    1999    1998
-----------------------------------------
                        (millions)
Net operating
 revenues         $17,688 $17,160 $15,958
Operating
 expenses          15,255  14,230  13,198
-----------------------------------------
Operating income  $ 2,433 $ 2,930 $ 2,760
                   ----------------------
Income from
 continuing
 operations       $ 1,292 $ 1,736 $ 1,675
                   ----------------------
Capital
 expenditures     $ 4,105 $ 3,534 $ 3,159
                   ----------------------

In 2000, operating expenses include nonrecurring charges of $238 million primarily related to a write-down of goodwill, and $163 million for costs associated with the terminated WorldCom merger. These charges reduced operating income by $401 million and income from continuing operations by $257 million. Income from continuing operations in

2000 also includes a nonrecurring charge of $109 million related to the write-downs of certain equity investments and net nonrecurring gains of $44 million from the sale of an independent directory publishing operation and from investment activities. In 1999, income from continuing operations includes net nonrecurring gains of $35 million from investment activities. In 1998, income from continuing operations includes a nonrecurring gain of $62 million mainly from the sale of local exchanges.

Excluding nonrecurring items, operating income was $2.8 billion in 2000, $2.9 billion in 1999 and $2.8 billion in 1998; income from continuing operations was $1.6 billion in 2000, $1.7 billion in 1999 and $1.6 billion in 1998.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Beginning in 2000, the FON Group combined its long distance operation, Sprint ION, broadband fixed wireless services and certain other ventures into one division, global markets, to align financial reporting with changes in how Sprint manages operations and assesses performance. The global markets division now includes four major revenue streams: voice, data, Internet and other. In connection with the resegmentation, the FON Group shifted the recognition of consumer long distance revenues and expenses associated with customers in its local franchise territories from the global markets division to the local division. Prior periods have been restated to reflect these changes.

Global Markets Division

--------------------------------------------
                    2000     1999     1998
--------------------------------------------
                         (millions)
Net operating
 revenues
 Voice             $ 7,094  $ 7,445  $7,079
 Data                1,937    1,696   1,396
 Internet              920      615     434
 Other                 577      552     632
--------------------------------------------
Total net
 operating
 revenues           10,528   10,308   9,541
--------------------------------------------
Operating
 expenses
 Costs of
  services and
  products           5,558    4,947   4,784
 Selling, general
  and
  administrative     3,026    3,141   2,639
 Depreciation and
  amortization       1,121    1,045     928
 Asset write-down      238      --      --
--------------------------------------------
Total operating
 expenses            9,943    9,133   8,351
--------------------------------------------
Operating income   $   585  $ 1,175  $1,190
                   -------------------------
Operating margin       5.6%    11.4%   12.5%
                   -------------------------
Capital
 expenditures      $ 2,294  $ 1,774  $1,518
                   -------------------------

Net Operating Revenues

Net operating revenues increased 2% in 2000 and 8% in 1999. The increases mainly reflect strong data communications services revenue growth. A more competitive pricing environment and a change in the mix of products sold more than offset minute growth of 18% in 2000. Strong minute growth of 22% in 1999 was partly offset by a more competitive pricing environment and a change in the mix of products sold. The minute growth in 2000 was also offset by a reduction in access cost pass-throughs resulting from the implementation of the Coalition for Affordable Local and Long Distance Service proposal (CALLS).

Voice Revenues

Voice revenues decreased 5% in 2000 and increased 5% in 1999. The 2000 decrease was largely due to a decline in consumer voice revenues as a result of a more competitive pricing environment, lower calling card usage due to the increased use of wireless phones, and the implementation of CALLS. The 1999 increase mainly reflects increased wholesale voice revenues due to strong minute growth mainly from international calls and increased inbound and outbound toll-free calls.

Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode and frame relay services. These revenues increased 14% in 2000 and 21% in 1999 due to increased sales as a result of an increase emphasis on these services.

Internet Revenues

Internet revenues increased 50% in 2000 and 42% in 1999 due to strong growth in dial-up Internet service provider-related revenues and dedicated service revenues. Internet revenues showed strong growth because of continued demand and increased use of the Internet.

Other Revenues

Other revenues increased 5% in 2000 and decreased 13% in 1999. The 2000 increase was due to sales of capacity on transoceanic cable and the inclusion of a full year of revenues from the cable TV service operations of the broadband fixed wireless companies purchased in 1999 largely offset by a decline in legacy data services. The 1999 decrease was due to a decline in legacy data services.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network, costs of equipment and transmission capacity sales, and costs related to the development and deployment of Sprint ION. These costs increased 12% in 2000 and 3% in 1999.

Interconnection costs remained flat in 2000 and increased 3% in 1999. Reductions in per-minute international access costs as well as domestic access costs offset the impact of increased calling volumes in 2000. Increased calling volumes in 1999 were partly offset by reductions in per-minute costs for both domestic and international access. The domestic rate reductions were generally due to the FCC-mandated access rate reductions that took effect in January and July 1998, July 1999 and July 2000. The access rate reductions in July 2000 included the implementation of CALLS.

All other costs of services and products increased 42% in 2000 and 5% in 1999. The 2000 increase was largely due to the expansion of Sprint ION business services nationwide and the launch of consumer services in select markets as well as increased sales of capacity on transoceanic cable. Increased costs of services and products in both 2000 and 1999 were driven by growth in data services. The 1999 increase was also impacted by increases in network equipment operating leases expense.

Total costs of services and products for global markets were 52.8% of net operating revenues in 2000, 48.0% in 1999 and 50.1% in 1998.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense decreased 4% in 2000 and increased 19% in 1999. The 2000 decrease is due to a strong emphasis on cost control. The 1999 increase mainly reflects the overall growth of the business as well as increased marketing and promotions to support products and services, including the rollout of an airline alliance program which enabled customers to earn frequent flyer miles when they used Sprint's services.

SG&A expense includes costs associated with the continued development and deployment activities for Sprint ION, including costs for systems and operations development, product development and advertising associated with market launches. SG&A expense for Sprint ION was $281 million in 2000, $320 million in 1999 and $138 million in 1998.

Total SG&A expense for the global markets division was 28.7% of net operating revenues in 2000, 30.5% in 1999 and 27.7% in 1998.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 7% in 2000 and 13% in 1999. The increases mainly reflect a rapidly increasing asset base for Sprint ION as well as an increased asset base to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services. Depreciation and amortization expense was 10.6% of net operating revenues in 2000, 10.1% in 1999 and 9.7% in 1998.

Local Division

-------------------------------------------------------------
                                       2000    1999    1998
-------------------------------------------------------------
                                           (millions)
Net operating revenues
 Local service                        $2,846  $2,677  $2,469
 Network access                        1,987   1,918   1,894
 Toll service                            717     611     503
 Other                                   605     752     733
-------------------------------------------------------------
Total net operating revenues          $6,155  $5,958  $5,599
-------------------------------------------------------------
Operating expenses
 Costs of services and products        1,965   2,016   1,889
 Selling, general and administrative   1,288   1,320   1,325
 Depreciation and amortization         1,139   1,069     984
-------------------------------------------------------------
Total operating expenses               4,392   4,405   4,198
-------------------------------------------------------------
Operating income                      $1,763  $1,553  $1,401
                     ----------------------------------------
Operating margin                        28.6%   26.1%   25.0%
                     ----------------------------------------
Capital expenditures                  $1,371  $1,354  $1,374
                     ----------------------------------------

Beginning in July 2000, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The main effect of this change was a reduction in the local division's "Net Operating Revenues--Other Revenues." In addition, Sprint's local division sold a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter and sold approximately 81,000 access lines in Illinois in November 1998. For comparative purposes, the following discussion of local division results assumes the transfer pricing change, the sale of the customer service and telemarketing organization, and the sale of exchanges occurred at the beginning of 1998. Adjusting for these changes, operating margins would have been 28.4% in 2000, 25.7% in 1999 and 24.4% in 1998.

Net Operating Revenues

Net operating revenues increased 5% in 2000 and 7% in 1999. These increases mainly reflect increased sales of network-based services such as Caller ID and Call Waiting, increased long distance revenues, and customer access line growth. Sales of network-based services and long distance services increased due to strong demand for bundled services which combine local service, network-based features and long distance calling. Customer access lines increased 4% in 2000 and 5% in 1999. Net operating revenues were $6.1 billion in 2000, $5.8 billion in 1999 and $5.5 billion in 1998.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 6% in 2000 and 9% in 1999 because of continued demand for network-based services, customer access line growth and growth in data products. Revenue growth in 1999 also reflects increased revenues from maintaining customer wiring and equipment.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 4% in 2000 and 2% in 1999. These revenues reflect increased revenues from special access services and a 2% and 4% increase in minutes of use in 2000 and 1999, respectively. These increases were offset by FCC-mandated access rate reductions. Access rate reductions took effect in January and July 1998, July 1999 and July 2000.

Toll Service Revenues

Toll service revenues are mainly derived from providing consumer long distance services to customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues increased 17% in 2000 and 22% in 1999. These increases reflect the success of bundled services which include long distance calling.

Other Revenues

Other revenues decreased 11% in 2000 and 1% in 1999. The decrease in 2000 was mainly due to a decrease in equipment sales as a result of a planned shift in focus to selling higher margin products.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 1% in 2000 and increased 6% in 1999. The 2000 decrease was due to a decline in equipment sales and the success of cost control initiatives. The 1999 increase was driven by customer access line growth, an increased emphasis on service levels and storm related costs. Costs of services and products were 31.9% of net operating revenues in 2000, 33.8% in 1999 and 34.1% in 1998.

Selling, General and Administrative Expense

SG&A expenses decreased 1% in 2000 and remained flat in 1999. The 2000 decrease was due to a strong emphasis on cost control. In 1999, increased marketing costs to promote new products and services and increased customer service costs related to customer access line growth was offset by a strong emphasis on cost control. SG&A expense was 21.0% of net operating revenues in 2000, 22.3% in 1999 and 23.6% in 1998.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 7% in 2000 and 9% in 1999, mainly from increased capital expenditures in switching and transport technologies which have shorter asset lives. Depreciation and amortization expense was 18.7% of net operating revenues in 2000, 18.2% in 1999 and 17.9% in 1998.

Product Distribution and Directory Publishing Businesses

-------------------------------------------------------------
                                       2000    1999    1998
-------------------------------------------------------------
                                           (millions)
Net operating revenues                $1,936  $1,758  $1,709
-------------------------------------------------------------
Operating expenses
 Costs of services and products        1,460   1,345   1,330
 Selling, general and administrative     176     154     135
 Depreciation and amortization            16      17      13
-------------------------------------------------------------
Total operating expenses               1,652   1,516   1,478
-------------------------------------------------------------
Operating income                      $  284  $  242  $  231
                     ----------------------------------------
Operating margin                        14.7%   13.8%   13.5%
                     ----------------------------------------
Capital expenditures                  $    8  $   36  $    9
                     ----------------------------------------

Net operating revenues increased 10% in 2000 and 3% in 1999. Nonaffiliated revenues accounted for over 60% of revenues in 2000 and 1999. These revenues increased 11% in 2000 and 12% in 1999. The increase in nonaffiliated revenues in 2000 was mainly due to the consolidation of a directory publishing partnership. In the second half of 2000, the directory publishing partnership, previously accounted for as an equity method investment, was fully consolidated due to a restructuring in the partnership management. Sales to affiliates increased 8% in 2000 and decreased 10% in 1999 due to changes in the local division's capital program.

Costs of services and products increased 9% in 2000 and increased 1% in 1999 reflecting increased equipment sales. The 2000 increase was also due to the consolidation of the directory publishing partnership. SG&A expense increased 14% in 2000 and 1999. The 2000 increase was due to costs related to the transformation of the product distribution business to a web-enabled business as well as the consolidation of the directory publishing partnership. The 1999 increase was the result of staffing demands related to nonaffiliated sales growth.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Effective with the PCS Restructuring, interest expense on borrowings incurred by Sprint and allocated to the PCS Group is based on the rates the PCS Group could obtain from third parties. These interest rates are higher than the rates Sprint obtains on the borrowings. The difference between Sprint's actual interest rates and the rates charged to the PCS Group is reflected as a reduction in the FON Group's interest expense as follows:

----------------------------------------------
                           2000   1999   1998
----------------------------------------------
                              (millions)
FON Group interest costs   $ 311  $ 349  $254
Credit from the PCS Group   (235)  (167)  (11)
----------------------------------------------
Interest expense           $  76  $ 182  $243
                        ----------------------

See Note 1 of Notes to Combined Financial Statements for a more detailed description about the allocation of Group financing.

The effective interest rates in the following table reflect interest costs on long-term debt only. Interest costs on short-term borrowings classified as long-term debt, intergroup borrowings, deferred compensation plans, customer deposits and the credit from the PCS Group detailed above have been excluded so as not to distort the effective interest rates on long-term debt.

-----------------------------------------------------------
                                           2000  1999  1998
-----------------------------------------------------------
Effective interest rate on long-term debt  7.4%  7.8%  7.9%
                         ----------------------------------

The decreases in effective interest rates mainly reflect the retirement of debt with higher interest rates.

Other Income (Expense), Net

Other income (expense) consisted of the following:

------------------------------------------------------
                                    2000   1999  1998
------------------------------------------------------
                                      (millions)
Dividend and interest income        $  48  $ 35  $ 74
Equity in net losses of affiliates   (181)  (73)  (41)
Gains on sales of assets               45    77   156
Net losses from investments          (102)  (15)  --
Other, net                              3    25   (36)
------------------------------------------------------
Total                               $(187) $ 49  $153
                        ------------------------------

Dividend and interest income for all years reflects dividends earned on cost method investments and interest earned on temporary investments. For 1998, it also reflects interest earned on loans to unconsolidated affiliates and interest earned on short-term investments following Sprint's $5.0 billion debt offering in late 1998.

Equity in net losses of affiliates mainly includes losses from Intelig, Call-Net and EarthLink. The 2000 increase is mainly due to increased Intelig losses.

Gains on sales of assets in 2000 reflect the sale of an independent publishing operation. The 1999 gains mainly include the gain on the sale of an investment security. The 1998 gains mainly reflect net gains on sales of local exchanges.

In 2000, net losses from investments mainly include the write-downs of certain equity investments.

Income Taxes

The FON Group's effective tax rates were 40.5% in 2000, 37.9% in 1999 and 37.3% in 1998. See Note 9 of Notes to Combined Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operation, Net

In the 2000 first quarter, Sprint sold its interest in Global One to France Telecom and Deutsche Telekom AG. Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. As a result of Sprint's sale of its interest in Global One, the FON Group's gain on sale and its equity share of the results of Global One have been reported as a discontinued operation for all periods presented.

In 2000, the FON Group recorded an after-tax gain related to the sale of its interest in Global One of $675 million. The FON Group recorded after-tax losses related to Global One of $130 million in 1999 and $135 million in 1998.

Extraordinary Items, Net

In 2000, Sprint redeemed, prior to scheduled maturities, $25 million of the FON Group's debt with interest rates ranging from 9.6% to 9.7%. This resulted in a $1 million after-tax extraordinary loss for the FON Group.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

--------------------------------
                  2000    1999
--------------------------------
                   (millions)
Combined assets  $23,649 $21,803
                 ---------------

The FON Group's combined assets increased $1.8 billion in 2000. Net property, plant and equipment increased $1.8 billion reflecting capital expenditures to support long distance and local network enhancements and Sprint ION development and hardware deployment, partly offset by depreciation. Investments in affiliates and other assets increased $475 million mainly reflecting capital contributions to the FON Group's equity method investees, partly offset by equity in net losses of those affiliates and the write-down of certain equity investments. Offsetting decreases in the FON Group's combined assets primarily reflect the exchange of investments in equity securities for certain notes payable, the write-down of goodwill and other related assets of the FON Group's professional services business and the sale of the net assets of the Global One discontinued operation. See "Liquidity and Capital Resources" for more information about changes in the Combined Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Operating Activities

-----------------------------------------------------------------
                                              2000   1999   1998
-----------------------------------------------------------------
                                                  (millions)
Cash flows provided by operating activities  $4,323 $3,713 $3,915
                                             --------------------

Operating cash flows increased $610 million in 2000 and decreased $202 million in 1999. The 2000 increase mainly reflects decreases in working capital requirements. The 1999 decrease mainly reflects increases in working capital partly offset by improved operating results.

Investing Activities

-------------------------------------------------------------------
                                          2000     1999     1998
-------------------------------------------------------------------
                                               (millions)
Cash flows used by investing activities  $(3,336) $(4,349) $(3,366)
                                         -------------------------

Capital expenditures, which are the FON Group's largest investing activity, totaled $4.1 billion in 2000, $3.5 billion in 1999 and $3.2 billion in 1998. Global markets division capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services, upgrade capabilities for providing new products and services and to continue development and hardware deployment of Sprint ION. The local division incurred capital expenditures to accommodate access line growth, provide additional capacity for increased Internet traffic and expand capabilities for providing enhanced services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus.

In 2000, investing activities include $1.4 billion of proceeds from the sale of the FON Group's interest in Global One. Investing activities also include proceeds from sales of other assets totaling $51 million in 2000, $90 million in 1999 and $230 million in 1998. In 1999, Sprint purchased the net assets of several broadband fixed wireless companies for $618 million, excluding assumed debt.

"Investments in and loans to other affiliates, net" includes the FON Group's investment in EarthLink, Intelig and other affiliates.

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

Financing Activities

----------------------------------------------------------------------
                                                    2000   1999 1998
----------------------------------------------------------------------
                                                       (millions)
Cash flows provided (used) by financing activities  $(969) $308 $(219)
                                                    -----------------

Financing activities mainly reflect net payments on long-term debt of $605 million in 2000, and net proceeds of $491 million in 1999 and $397 million in 1998. The FON Group paid dividends of $433 million in 2000, $426 million in 1999 and $430 million in 1998. The indicated annual dividend rate on FON stock is $0.50 per share.

Also included in the 2000 financing activities is an $80 million payment to the PCS Group to compensate for the net amount of PCS stock-based compensation granted to FON Group employees and FON stock-based compensation granted to PCS Group employees. In addition, the FON Group received net proceeds from Sprint's employee stock purchase plan of $50 million in 2000, $136 million in 1999 and $24 million in 1998.

Capital Requirements

The FON Group's 2001 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $6.1 to

$6.3 billion. FON Group capital expenditures are expected to range between $6.0 and $6.2 billion in 2001. The global markets division and local division will require the majority of this total. Investments in affiliates are expected to require cash of approximately $100 million. Dividend payments are expected to approximate $440 million.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future and from using the PCS Group's net operating loss carryforwards. These payments reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group received payments from the FON Group totaling $872 million in 2000, $764 million in 1999 and $20 million in 1998. See Note 1 of Notes to Combined Financial Statements, "Allocation of Federal and State Income Taxes" for more details.

Liquidity

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" for a discussion of liquidity.

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

Competitive Local Service

The Telecommunications Act of 1996 (Telecom Act) was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required incumbent local exchange carriers (ILECs), among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. Sprint has obtained interconnection and collocation agreements with a number of ILECs, and is rolling out Sprint ION in selected cities across the nation, using collocation and unbundled network elements obtained from ILECs.

In January 1999, the Supreme Court affirmed the FCC's authority to establish rules and prices relating to interconnection and unbundling of the ILECs' networks. The FCC subsequently reaffirmed in large part the list of network elements ILECs are required to provide on an unbundled basis, and strengthened collocation requirements. It also took steps to speed the deployment of advanced technologies such as xDSL.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit invalidated the pricing standards the FCC had adopted for unbundled network elements and resale of ILEC services. The court also refused to reconsider, in light of the Supreme Court decision discussed above, the court's prior holding that ILECs could not be required to combine unbundled network elements on behalf of other carriers. In January 2001, the U.S. Supreme Court granted certiorari of three issues from the Eighth Circuit decision. The Supreme Court will review whether the Telecom Act forecloses the cost methodology adopted by the FCC for interconnection rates with the ILECs. A related issue dealing with whether rejection of historical costs is a taking will also be considered. Finally, the Supreme Court will consider whether ILECs have a duty under the Telecom Act to combine previously uncombined network elements when requested and for a fee. If the Supreme Court affirms the Eighth Circuit's decision, the FCC or the state regulatory commissions would have to formulate new pricing standards for unbundled network elements and interconnection.

Separately, in a March 2000 decision, the U.S. Court of Appeals for the District of Columbia Circuit remanded to the FCC the issue of what types of equipment ILECs must allow competitors to collocate in their offices. The FCC has received comments and reply comments on whether and how to change its collocation rules in light of the D.C. Circuit's decision.

RBOC Long Distance Entry

The Telecom Act also allows RBOCs to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. The RBOC's have gained authorization to provide in-region long distance service in four states. Verizon obtained FCC authorization for New York in December 1999; SBC obtained FCC authorization to provide in-region services in Texas in June 2000 and in Oklahoma and Kansas in January 2001. RBOCs may gain such authorization in the near future in other states. The entry of the RBOCs into the long distance market will impact competition, but the extent of the impact will depend upon factors such as the RBOCs' competitive ability, the appeal of the RBOC brand to different market segments, and the response of competitors. Some of the impact on Sprint may be offset by wholesale revenues from those RBOCs that choose to resell Sprint services.

Customer Service Slamming

The Telecom Act also established liability for the unauthorized switching of a consumer's telephone service from one carrier to another (slamming). In late 1998, the FCC adopted new rules intended to prevent slamming and to compensate victims of slamming. The compensation rules were stayed by the Court of Appeals for the District of Columbia Circuit. In May 2000, the FCC modified the process for adjudicating alleged slams. The D.C. Circuit then lifted its stay and the new rules went into effect on November 28, 2000.

Mergers

A number of mergers received final regulatory approval in 2000 and early 2001. The Qwest- US West merger was approved by the FCC in March 2000; the Bell Atlantic-GTE merger was approved by the FCC in June 2000; and the AT&T-MediaOne merger was approved by the FCC in June 2000. Finally, the AOL-Time Warner merger received approval from the FCC in January 2001.

Universal Service Requirements

The FCC continues to address issues related to universal service and access reform. In May 2000, the FCC adopted an access reform plan that substantially reduced switched access charges paid by long distance carriers to the large ILECs and created a new universal service fund that offsets a portion of this reduction in access charges. In connection with its advocacy of this plan, Sprint committed that it would flow through the reductions in switched access costs over the five-year life of the plan to both business and residential customers. Sprint also committed to certain other pricing actions, including eliminating charges to residential and single-line business customers which had been used to pass through certain access costs that were eliminated by this plan, and maintaining, for the duration of the plan, at least one pricing option that does not include a minimum usage charge. The FCC order adopting this access reform plan requires Sprint to adhere to these commitments. The FCC's order has been appealed to the U.S. Court of Appeals for the Fifth Circuit.

The FCC and many states have established "universal service" programs to ensure affordable, quality local telecommunications services for all Americans. The FON Group's assessment to fund these programs is typically a percentage of interstate and international end-user revenues. Currently, management cannot predict the extent of the FON Group's future federal and state universal service assessments, or its ability to recover its contributions to the universal service fund from its customers.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA requires telecommunications companies to meet certain "assistance capability requirements" by the end of June 2000 where circuit-switching is used and by September 2001 where packet-switching is used. Where circuit-switched technology was installed before 1995, reimbursement for hardware and software upgrades to facilitate CALEA compliance was authorized. The U.S. Department of Justice (DOJ) has published guidelines concerning what is required for it to support, at the FCC, petitions for extension of the CALEA enforcement deadlines; however, the FCC did not require carriers to have DOJ concurrence to seek an extension. LTD uses circuit-switching for the bulk of its traffic and most LTD switches were installed before 1995 and qualify for reimbursement if upgrades are required by the DOJ. Sprint ION uses packet switching for its local operations. In the case of Sprint ION, CALEA compliance capabilities are not currently available from equipment and software vendors involved in Sprint ION's deployment. LTD has obtained an extension for CALEA compliance until June 30, 2001 and has been in discussions with the DOJ which resulted in an agreement on a deployment schedule for CALEA within LTD. LTD expects the DOJ to provide a letter of support for use with the FCC in obtaining a further extension consistent with the agreed upon deployment schedule. Sprint ION will apply for an extension for the local packet-based services to allow for development of required hardware and software.

--------------------------------------------------------------------------------
Financial Strategies
--------------------------------------------------------------------------------

Financial strategies are determined by Sprint on a centralized basis. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategies."

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

See Note 15 of Notes to Combined Financial Statements for a discussion of recently issued accounting pronouncements.

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

/s/ W. T. Esrey
-------------------------------------------------------------------------------
William T. Esrey
Chairman and Chief Executive Officer

/s/ Arthur B. Krause
-------------------------------------------------------------------------------
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying combined balance sheets of the Sprint FON Group (as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint Corporation (Sprint). Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Sprint FON Group at December 31, 2000 and 1999, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the combined financial statements, in 2000 the Sprint Fon Group changed its accounting for service activation and certain installation fee revenues.

As more fully discussed in Note 1, the combined financial statements of the Sprint FON Group should be read together with the audited consolidated financial statements of Sprint.

                                                              Ernst & Young LLP

Kansas City, Missouri
February 1, 2001

COMBINED STATEMENTS OF OPERATIONS                              Sprint FON Group
(millions, except per share data)

-------------------------------------------------------------------------------
Years Ended December 31,                              2000     1999     1998
-------------------------------------------------------------------------------
Net Operating Revenues                               $17,688  $17,160  $15,958
-------------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                        8,094    7,481    7,163
 Selling, general and administrative                   4,493    4,620    4,114
 Depreciation                                          2,199    2,086    1,878
 Amortization                                             68       43       43
 Asset write-down and merger related costs               401      --       --
-------------------------------------------------------------------------------
 Total operating expenses                             15,255   14,230   13,198
-------------------------------------------------------------------------------
Operating Income                                       2,433    2,930    2,760
Interest expense                                         (76)    (182)    (243)
Other income (expense), net                             (187)      49      153
-------------------------------------------------------------------------------
Income from continuing operations before income
 taxes                                                 2,170    2,797    2,670
Income taxes                                            (878)  (1,061)    (995)
-------------------------------------------------------------------------------
Income from Continuing Operations                      1,292    1,736    1,675
Discontinued operation, net                              675     (130)    (135)
Extraordinary items, net                                  (1)     (39)      (5)
Cumulative effect of change in accounting principle       (2)     --       --
-------------------------------------------------------------------------------
Net Income                                             1,964    1,567  $ 1,535
Preferred stock dividends received, net                    7        7      --
-------------------------------------------------------------------------------
Earnings applicable to common stock                  $ 1,971  $ 1,574  $ 1,535
                                                     -------------------------
Diluted Earnings per Common Share(/1/)
 Continuing operations                               $  1.45  $  1.97  $  1.93
 Discontinued operation                                 0.76    (0.15)   (0.16)
 Extraordinary items                                     --     (0.04)     --
-------------------------------------------------------------------------------
Total                                                $  2.21  $  1.78  $  1.77
                                                     -------------------------
Diluted weighted average common shares                 892.4    887.2    868.9
                                                     -------------------------
Basic Earnings per Common Share(/1/)
 Continuing operations                               $  1.47  $  2.01  $  1.96
 Discontinued operation                                 0.77    (0.15)   (0.16)
 Extraordinary items                                     --     (0.05)     --
-------------------------------------------------------------------------------
Total                                                $  2.24  $  1.81  $  1.80
                                                     -------------------------
Basic weighted average common shares                   880.9    868.0    854.0
                                                     -------------------------
Dividends per Common Share(/1/)                      $  0.50  $  0.50  $  0.50
                                                     -------------------------

(/1/) Basic and diluted earnings per common share, weighted average common shares, and dividends per common share for 1998 are pro forma, unaudited and assume the Recapitalization occurred prior to 1998. In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON common stock. As a result, 1998 basic and diluted earnings per common share, weighted average common shares and dividends per common share have been restated.


           See accompanying Notes to Combined Financial Statements.

COMBINED STATEMENTS OF COMPREHENSIVE INCOME                    Sprint FON Group
(millions)

------------------------------------------------------------------------------
Years Ended December 31,                                2000    1999    1998
------------------------------------------------------------------------------
Net Income                                             $1,964  $1,567  $1,535
------------------------------------------------------------------------------
Other Comprehensive Income
Unrealized holding gains (losses) on securities           (69)     33      28
Income tax (expense) benefit                               25     (12)    (10)
------------------------------------------------------------------------------
Net unrealized holding gains (losses) on securities
 during the period                                        (44)     21      18
Reclassification adjustment for net gains included in
 net income                                                (2)    (57)    --
------------------------------------------------------------------------------
Total net unrealized holding gains (losses) on
 securities                                               (46)    (36)     18
Foreign currency translation adjustments                  (12)    --       (2)
------------------------------------------------------------------------------
Total other comprehensive income (loss)                   (58)    (36)     16
------------------------------------------------------------------------------
Comprehensive Income                                   $1,906  $1,531  $1,551
                                                       ----------------------




           See accompanying Notes to Combined Financial Statements.

COMBINED BALANCE SHEETS                                        Sprint FON Group
(millions)

-----------------------------------------------------------------------
December 31,                                           2000     1999
-----------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                               $   122  $   104
   Accounts receivable, net of allowance for doubtful
    accounts of $293 and $228                           3,126    2,836
   Inventories                                            434      441
   Prepaid expenses                                       276      251
   Receivables from the PCS Group                         361      136
   Investments in equity securities                       --       316
   Other                                                  193      198
-----------------------------------------------------------------------
   Total current assets                                 4,512    4,282
 Investments in securities                                 66      139
 Property, plant and equipment
   Global markets division                             12,512   10,602
   Local division                                      16,835   15,828
   Other                                                1,651    1,257
-----------------------------------------------------------------------
   Total property, plant and equipment                 30,998   27,687
   Accumulated depreciation                           (15,165) (13,685)
-----------------------------------------------------------------------
   Net property, plant and equipment                   15,833   14,002
 Investments in and loans to the PCS Group                383      431
 Investments in and advances to other affiliates          459      452
 Intangible assets
   Goodwill                                               877    1,223
   Other                                                  384      296
-----------------------------------------------------------------------
   Total intangible assets                              1,261    1,519
   Accumulated amortization                               (57)    (140)
-----------------------------------------------------------------------
   Net intangible assets                                1,204    1,379
 Net assets of discontinued operation                     --       394
 Other assets                                           1,192      724
-----------------------------------------------------------------------
 Total                                                $23,649  $21,803
                                                      ----------------
Liabilities and Group Equity
 Current liabilities
   Current maturities of long-term debt               $ 1,026  $   902
   Accounts payable                                     1,598    1,012
   Accrued interconnection costs                          547      683
   Accrued taxes                                          264      162
   Advance billings                                       462      323
   Payroll and employee benefits                          377      557
   Other                                                  730      662
-----------------------------------------------------------------------
   Total current liabilities                            5,004    4,301
 Long-term debt                                         3,482    4,531
 Deferred credits and other liabilities
   Deferred income taxes and investment tax credits     1,276      935
   Postretirement and other benefit obligations         1,077    1,064
   Other                                                  467      458
-----------------------------------------------------------------------
   Total deferred credits and other liabilities         2,820    2,457
 Group equity                                          12,343   10,514
-----------------------------------------------------------------------
 Total                                                $23,649  $21,803
                                                      ----------------


           See accompanying Notes to Combined Financial Statements.

COMBINED STATEMENTS OF CASH FLOWS                               Sprint FON Group
(millions)

-----------------------------------------------------------------------------
Years Ended December 31,                            2000     1999     1998
-----------------------------------------------------------------------------
Operating Activities
Net income                                         $ 1,964  $ 1,567  $ 1,535
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Discontinued operation, net                         (675)     130      135
  Extraordinary items, net                               1       39        1
  Equity in net losses of affiliates                   201       70       52
  Depreciation and amortization                      2,267    2,129    1,921
  Deferred income taxes and investment tax credits     386      220       60
  Net gains on sales of assets                         (83)    (158)    (104)
  Net losses on write-down of assets                   365      102      --
  Changes in assets and liabilities:
    Accounts receivable, net                          (316)    (459)     102
    Inventories and other current assets                39     (130)     (19)
    Accounts payable and other current liabilities     711      152      347
    Affiliate receivables and payables, net           (422)      88      (84)
    Noncurrent assets and liabilities, net            (103)     (76)     (24)
  Other, net                                           (12)      39       (7)
-----------------------------------------------------------------------------
Net cash provided by operating activities            4,323    3,713    3,915
-----------------------------------------------------------------------------
Investing Activities
Capital expenditures                                (4,105)  (3,534)  (3,159)
Repayments from (investments in and loans to)
 Sprint PCS                                            --       314     (154)
Investments in and loans to other affiliates, net     (686)    (135)    (236)
Net proceeds from sales of assets                       51       90      230
Purchase of broadband fixed wireless companies,
 net of cash acquired                                  --     (618)      --
Advances from (to) the PCS Group                        17      --       (64)
Equity transfers from the PCS Group                    --       --       340
Other, net                                             (16)     (82)     (55)
-----------------------------------------------------------------------------
Net cash used by continuing operations              (4,739)  (3,965)  (3,098)
Proceeds from the sale of Global One                 1,403      --       --
Net investing activities of discontinued
 operation                                             --      (384)    (268)
-----------------------------------------------------------------------------
Net cash used by investing activities               (3,336)  (4,349)  (3,366)
-----------------------------------------------------------------------------
Financing Activities
Proceeds from long-term debt                           344    1,020      785
Payments on long-term debt                            (949)    (529)    (388)
Proceeds from common stock issued                      148       52      --
Proceeds from treasury stock issued                     12      134       60
Dividends paid                                        (433)    (426)    (430)
Treasury stock purchased                               (61)     (48)    (321)
Other, net                                             (30)     105       75
-----------------------------------------------------------------------------
Net cash provided (used) by financing activities      (969)     308     (219)
-----------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents             18     (328)     330
Cash and Equivalents at Beginning of Year              104      432      102
-----------------------------------------------------------------------------
Cash and Equivalents at End of Year                $   122  $   104  $   432
                                                   --------------------------


            See accompanying Notes to Combined Financial Statements.

NOTES TO COMBINED FINANCIAL STATEMENTS                         Sprint FON Group
-------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Tracking Stock Formation

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

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's wireless PCS operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

Basis of Combination and Presentation

The combined FON Group financial statements, together with the combined PCS Group financial statements, include all the accounts in Sprint's consolidated financial statements. The combined financial statements for each Group were prepared on a basis that management believes is reasonable and proper and include:

  . the combined balance sheets, results of operations and cash flows for each of the Groups, with all significant intragroup amounts and transactions eliminated,

  . an allocation of Sprint's debt, including the related effects on results of operations and cash flows, and

  .  an allocation of corporate overhead after the PCS Restructuring date.

The FON Group entities are commonly controlled companies. Transactions between the PCS Group and the FON Group have not been eliminated in the combined financial statements of either Group.

The FON Group combined financial statements provide FON shareholders with financial information about the FON Group operations. Investors in FON stock and PCS stock are Sprint shareholders and are subject to risks related to all of Sprint's businesses, assets and liabilities. Sprint retains ownership and control of the assets and operations of each Group. Financial effects of either Group that affect Sprint's results of operations or financial condition could affect the results of operations or financial position of the other Group or the market price of the stock tracking the other Group. Net losses of either Group, and dividends or distributions on, or repurchases of, PCS stock or FON stock will reduce Sprint funds legally available for dividends on both FON stock and PCS stock. As a result, the FON Group combined financial statements should be read along with Sprint's consolidated financial statements and the PCS Group's combined financial statements.

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

Classification of Operations

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications such as Internet and frame relay access and transport, web hosting, virtual private networks, and managed security services; and broadband services.

Sprint is deploying integrated communications services, referred to as Sprint ION(SM). Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data, Internet and video. It is also expected to be the foundation for Sprint to provide advanced services in the competitive local service market. Sprint uses various advanced services last-mile technologies, including dedicated access and Digital Subscriber Line (xDSL), and expects to use Multipoint Multichannel Distribution Services (MMDS).

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint converted several markets served by MMDS capabilities from cable TV services to high-speed data services. Global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. Sprint intends to provide broadband data and voice services to additional markets served by these capabilities.

Included in the global markets division are the costs of establishing international operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; Intelig, a long distance provider in Brazil, and certain other telecommunications investments and ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.3 million access lines in 18 states. It provides local services, access by phone customers and other carriers to its local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

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

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provides for the allocation of income taxes between the two Groups. The FON Group's income taxes are calculated as if it files returns which exclude the PCS Group. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority. The FON Group accrued income taxes payable to the PCS Group in accordance with the tax sharing agreement totaling $605 million in 2000, $887 million in 1999 and $190 million in 1998.

The tax sharing agreement applies to tax years ending on or before December 31, 2001. For periods after December 31, 2001, Sprint's board of directors will adopt a tax sharing agreement that will be designed to allocate tax benefits and burdens fairly between the FON Group and the PCS Group.

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

Revenue Recognition

The FON Group recognizes operating revenues as services are rendered or as products are delivered to customers. Service activation and certain installation fees are deferred and amortized over the average life of the service. Sprint's directory publishing business recognizes revenues for directory services over the life of the related directory (amortization method).

Cash and Equivalents

Cash and equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances for the FON Group were included in accounts payable. These amounts totaled $614 million at year-end 2000 and $174 million at year-end 1999. The FON Group had sufficient funds available to fund these outstanding checks when they were presented for payment.

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

Capitalized Interest

The FON Group capitalized interest costs related to constructing capital assets of $22 million in 2000, $43 million in 1999 and $42 million in 1998. In addition, Sprint capitalized interest costs related to the PCS Group's network buildout. Capitalized interest totaled $61 million for 1998 and was contributed to, and is being amortized by, the PCS Group.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over five to 40 years using the straight-line method. Accumulated amortization totaled $28 million at year-end 2000 and $94 million at year-end 1999.

Earnings per Share

As a result of the Recapitalization, earnings per share for the FON Group for 1998 has been calculated based on the Group's income from November 1998 through year-end 1998. It was not calculated on a Group basis for periods prior to November 1998 because the FON stock was not part of Sprint's capital structure at that time.

In the 1999 second quarter, Sprint effected a two-for-one split on its FON common stock. As a result, basic and diluted earnings per common share, weighted average common shares and dividends for FON common stock have been restated for periods prior to the stock split.

The FON Group's convertible preferred dividends totaled $1 million in 2000 and 1999 and dilutive securities (mainly options) totaled 11.5 million shares in 2000 and 19.2 million shares in 1999. From the Recapitalization date to year-end 1998, the FON Group's convertible preferred dividends totaled $0.1 million, and dilutive securities (mainly options) totaled 13.8 million shares.

The FON Group's earnings per common share in 1998 after the Recapitalization date was as follows:

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
                                          ------

Stock-based Compensation

The FON Group participates in the incentive-based stock option plans and employee stock purchase plan administered by Sprint for executives and other employees. Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to its stock option and employee stock purchase plans. Had the FON Group applied SFAS 123, pro forma net income would have been $1,668 million for 2000, $1,434 million for 1999 and $103 million from the Recapitalization date through year-end 1998. See
Note 12 of Sprint's Notes to Consolidated Financial Statements for more information about Sprint's stock-based compensation and the FON Group's pro forma net income and earnings per share.

In 1997, Sprint granted performance-based stock options to certain key executives. The FON Group expensed $5 million in 2000, $9 million in 1999 and $14 million in 1998 related to these performance-based stock options. The 2000 amount reflects expense through the date of the shareholder approval of the proposed WorldCom merger. At that time, all of these options became vested. An additional $19 million of expense related to these options was included in "Asset write-down and merger related costs" in the Combined Statements of Operations.

--------------------------------------------------------------------------------
2. Business Combinations
--------------------------------------------------------------------------------

Broadband Fixed Wireless Companies

In the second half of 1999, Sprint acquired People's Choice TV Corp. (PCTV), American Telecasting, Inc. (ATI), Videotron USA and the operating subsidiaries of WBS America, LLC. These companies own broadband fixed wireless licenses in the Midwest, Southwest, North Central, Western and Southeastern United States. Sprint paid $618 million for the companies' outstanding stock and assumed $575 million of the companies' debt. These notes were redeemed, prior to scheduled maturities, in the 1999 fourth quarter (see Note 10).

These acquisitions were accounted for as purchases. As a result, the financial statements of these companies have been reflected in the FON Group's combined financial statements after the acquisition dates. The excess of the purchase price over the net liabilities acquired totaled $835 million and was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

--------------------------------------------------------------------------------
3. Investments
--------------------------------------------------------------------------------

Investments in Securities

The cost of investments in securities was $13 million at year-end 2000 and $153 million at year-end 1999. Gross unrealized holding gains were $53 million at year-end 2000 and $302 million at year-end 1999.

In the 2000 fourth quarter, the FON Group recorded a write-down of securities with a cost basis of $48 million due to a decline in market value that was considered other than temporary. The $48 million charge was included in "Other income (expense), net" in the Combined Statements of Operations.

During 2000, Sprint used equity securities with a cost basis of $94 million to retire debt instruments (see Note 10). The FON Group recorded a $45 million gain associated with the transaction which was included in "Other income (expense), net" in the Combined Statements of Operations. At year-end 1999, these equity securities were classified as current assets at their fair value.

During 1999, the FON Group sold available-for-sale securities with a cost basis of $14 million for $104 million. The $90 million gain was included in "Other income (expense), net" in the Combined Statements of Operations.

Investments in and Advances to Other Affiliates

At year-end 2000, investments accounted for using the equity method consisted of the FON Group's investments in Intelig, EarthLink and certain other strategic investments. In February 2001, Sprint modified its relationship with EarthLink which resulted in the FON Group's investment being accounted for as a cost method investment (see Note 17).

In the 2000 fourth quarter, Sprint completed an analysis of the valuation of its equity method investments in response to changes in the overall telecommunications industry. The analysis resulted in an $87 million charge for the write-down of an equity method investment which was included in "Other income (expense), net" in the FON Group's Combined Statements of Operations.

Combined, unaudited, summarized financial information (100% basis) of these entities and others accounted for using the equity method was as follows:

-------------------------------------------------
                           2000    1999    1998
-------------------------------------------------
                               (millions)
Results of operations
 Net operating revenues   $2,091  $1,571  $1,242
                     ----------------------------
 Operating income (loss)  $ (649) $ (192) $   67
                     ----------------------------
 Net loss                 $ (870) $ (329) $ (145)
                     ----------------------------
Financial position
 Current assets           $1,393  $1,524  $1,038
 Noncurrent assets         2,184   2,749   2,401
-------------------------------------------------
 Total                    $3,577  $4,273  $3,439
                     ----------------------------
 Current liabilities      $  735  $  599  $  538
 Noncurrent liabilities      206   1,644   1,004
 Owners' equity            2,636   2,030   1,897
-------------------------------------------------
 Total                    $3,577  $4,273  $3,439
                     ----------------------------

--------------------------------------------------------------------------------
4. Asset Write-down
--------------------------------------------------------------------------------

In the 2000 fourth quarter, Sprint completed its analysis of the valuation of various FON Group assets resulting from its reassessment of the FON Group's business strategies in response to recent changes within the overall telecommunications industry. This analysis resulted in a $238 million pre-tax charge, primarily related to the impairment of goodwill associated with the global markets division's Paranet operations.

--------------------------------------------------------------------------------
5. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger.

In the 2000 second quarter, the FON Group recognized a one-time, pre-tax charge of $163 million for costs associated with the terminated merger.

--------------------------------------------------------------------------------
6. Discontinued Operation
--------------------------------------------------------------------------------

In the 2000 first quarter, Sprint sold its interest in Global One to FT and DT. Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. As a result of Sprint's sale of its interest in Global One, Sprint's gain on the sale and equity share of the results of Global One have been reported as a discontinued operation for all periods presented.

In 2000, the FON Group recorded an after-tax gain related to the sale of its interest in Global One of $675 million. The FON Group recorded after-tax losses related to Global One totaling $130 million in 1999 and $135 million in 1998.

--------------------------------------------------------------------------------
7. Cumulative Effect of Change in Accounting Principle
--------------------------------------------------------------------------------

The FON Group implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of 2000, effective the beginning of the year. This bulletin requires activation and installation fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs may also be deferred, but only to the extent of revenues subject to deferral. The FON Group recorded a $2 million charge for the cumulative effect of change in accounting principle in 2000. The change had no material impact on the nine months ended September 30, 2000.

--------------------------------------------------------------------------------
8. Employee Benefit Plans
--------------------------------------------------------------------------------

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

Amounts included in the Combined Balance Sheets for the plan were prepaid pension costs of $407 million at year-end 2000 and $285 million at year-end 1999.

Net pension costs or credits are determined for the FON Group based on a direct calculation of service costs and interest on projected benefit obligations and an appropriate allocation of unrecognized prior service costs, amortization of unrecognized transition asset, actuarial gains and losses, and expected return on plan assets. The FON Group recorded net pension credits of $122 million in 2000, $63 million in 1999 and $46 million in 1998.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of non-union employees in FON and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Board of Directors, provide additional matching contributions based on the performance of FON and PCS stock compared to other telecommunications companies' stock. The FON Group recorded expenses of $95 million in 2000, $73 million in 1999 and $54 million in 1998 for Sprint's matching contributions to the Sprint defined contribution plans. At year-end 2000, Sprint's defined contribution plans held 34 million FON shares and 31 million PCS shares.

Postretirement Benefits

Sprint provides postretirement benefits (mainly medical and life insurance benefits) to most FON Group employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

Amounts included in the Combined Balance Sheets at year-end were accrued postretirement benefits costs of $1.1 billion in 2000 and $1.0 billion in 1999.

Net postretirement benefits costs are determined for the FON Group based on a direct calculation of service costs and interest on accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs and actuarial gains. The FON Group recorded net postretirement benefits costs of $62 million in 2000, $54 million in 1999 and $51 million in 1998.

--------------------------------------------------------------------------------
9. Income Taxes
--------------------------------------------------------------------------------

Income tax expense allocated to continuing operations consisted of the following:

---------------------------------------------
                             2000  1999  1998
---------------------------------------------
                                (millions)
Current income tax expense
 Federal                     $429 $  776 $861
 State                         63     65   74
---------------------------------------------
Total current                 492    841  935
---------------------------------------------
Deferred income tax expense
 Federal                      338    170   38
 State                         48     50   22
---------------------------------------------
Total deferred                386    220   60
---------------------------------------------
Total                        $878 $1,061 $995
                       ----------------------

The differences that caused the FON Group's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

--------------------------------------------------------------------------
                                                       2000   1999   1998
--------------------------------------------------------------------------
                                                          (millions)
Income tax expense at the federal statutory rate       $759  $  979  $935
Effect of:
 State income taxes, net of federal income tax effect    72      75    62
 Equity in losses of foreign joint ventures              25      18     6
 Write down of equity method investment                  30     --    --
 Other, net                                              (8)    (11)   (8)
--------------------------------------------------------------------------
 Income tax expense                                    $878  $1,061  $995
                       ---------------------------------------------------
 Effective income tax rate                             40.5%   37.9% 37.3%
                       ---------------------------------------------------

Income tax expense (benefit) allocated to other items was as follows:

----------------------------------------------------------------------------
                                                         2000   1999   1998
----------------------------------------------------------------------------
                                                            (millions)
Discontinued operation                                   $ 370  $(111) $(62)
Extraordinary items                                         (1)   (23)   (3)
Unrealized holding gains (losses) on investments(/1/)      (26)   (20)   10
Stock ownership, purchase and options arrangements(/1/)   (276)  (223)  (49)
----------------------------------------------------------------------------

(/1/) These amounts have been recorded directly to "Group equity."

The FON Group recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2000 and 1999, along with the income tax effect of each, were as follows:

-----------------------------------------------------------
                                           2000 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment             $--     $1,891
Postretirement and other benefits          428       --
Reserves and allowances                    175       --
Unrealized holding gains on investments    --         26
Operating loss carryforwards               217       --
Other, net                                 144       --
-----------------------------------------------------------
                                           964     1,917
Less valuation allowance                   273       --
-----------------------------------------------------------
Total                                     $691    $1,917
                          ---------------------------------

-----------------------------------------------------------
                                           1999 Deferred
                                             Income Tax
                                         ------------------
                                         Assets Liabilities
-----------------------------------------------------------
                                             (millions)
Property, plant and equipment             $--     $1,555
Postretirement and other benefits          422       --
Reserves and allowances                    143       --
Unrealized holding gains on investments    --         52
Operating loss carryforwards               197       --
Tax credit carryforwards                    22       --
Other, net                                 161
-----------------------------------------------------------
                                           945     1,607
Less valuation allowance                   197       --
-----------------------------------------------------------
Total                                     $748    $1,607
                          ---------------------------------

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

The valuation allowance related to deferred income tax assets increased $76 million in 2000 and $193 million in 1999.

In 1999, the FON Group acquired approximately $193 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of the broadband fixed wireless companies. These benefits are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce goodwill or other noncurrent intangible assets resulting from the application of the purchase method of accounting for these transactions.

At year-end 2000, the FON Group had federal operating loss carryforwards of $514 million and state operating loss carryforwards of $923 million. Related to these loss carryforwards are federal tax benefits of $180 million and state tax benefits of $56 million which expire in varying amounts through 2020.

--------------------------------------------------------------------------------
10. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

------------------------------------------------------------------------------------------
                                              2000                        1999
                                   --------------------------- ---------------------------
                                   Sprint Sprint               Sprint Sprint
                                    FON     PCS                 FON     PCS
                        Maturing   Group   Group  Consolidated Group   Group  Consolidated
------------------------------------------------------------------------------------------
                                                   (millions)
Senior notes
 5.7% to 7.6%(/1/)    2001 to 2028 $1,105 $ 9,395   $10,500    $1,105 $ 8,145   $ 9,250
 8.1% to 9.8%         2000 to 2003    382     --        382       632     --        632
 11.0% to 12.5%(/2/)  2001 to 2006    --      776       607       --      734       584

Debentures and notes
 5.8% to 9.6%         2000 to 2022    500     --        500       565     --        565

Notes payable and
 commercial paper              --     157   3,797     3,954       294   1,971     2,265

First mortgage bonds
 5.9% to 9.9%         2000 to 2025  1,085     --      1,085     1,295     --      1,295

Capital lease
 obligations
 5.2% to 14.0%        2000 to 2008     61     408       469        69     486       555

Revolving credit
 facilities
 Variable rates               2002    900     --        900       900     --        900

Other
 2.0% to 10.0%        2000 to 2006    318       4       322       573     153       726
------------------------------------------------------------------------------------------
                                    4,508  14,380    18,719     5,433  11,489    16,772
Less: current
 maturities(/2/)                    1,026     244     1,205       902     185     1,087
------------------------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations(/2/)                  $3,482 $14,136   $17,514    $4,531 $11,304   $15,685
                                    ------------------------------------------------------

(/1/) These borrowings were incurred by Sprint and allocated to the applicable
      Group. Sprint's weighted average interest rate related to these borrowings was 6.7% at year-end 2000 and 6.6% at year-end 1999. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.8% at year-end 2000 and 8.7% at year-end 1999. See Note 1 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/) Consolidated debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. The FON Group had an investment in the PCS Group's Senior Discount notes totaling $169 million at year-end 2000, including $65 million classified as current, and $150 million at year-end 1999.

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

-------------------------------
           Sprint Sprint
            FON    PCS
           Group  Group  Sprint
-------------------------------
                (millions)
2001(/1/)  $1,026 $  258 $1,214
2002        1,339  1,309  2,648
2003          372  1,060  1,432
2004          144  1,062  1,206
2005          122     61    183
-------------------------------

(/1/) The 2001 scheduled principal payments do not equal current maturities as these amounts reflect the maturity value of the scheduled payment on the PCS Group's Senior Discount notes.

Included in the above schedule are payments on PCS Group debt that are to be made in Japanese yen. The yen needed to satisfy the obligations is currently held on deposit by the PCS Group and included in "Other assets" on the PCS Group's Combined Balance Sheets. The scheduled yen payments included in the above schedule are $1 million in 2003, $20 million in 2004 and $43 million in 2005.

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $676 million at year-end 2000 and $670 million at year-end 1999. In addition, Sprint had commercial paper borrowings totaling $3.3 billion at year-end 2000 and $1.6 billion at year-end 1999. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis through unused credit facilities and unissued debt under Sprint's shelf registration.

Sprint currently has revolving credit facilities with syndicates of domestic and international banks totaling $5 billion; $3 billion of which is a 364 day facility, renewed in August 2000, expiring in 2001, and $2 billion is a 5 year facility expiring in 2003. Commercial paper and certain bank notes are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility which expires in 2002. At year-end 2000, Sprint had total unused lines of credit of $1.8 billion.

Bank notes outstanding had weighted average interest rates of 7.1% at year-end 2000 and 6.3% at year-end 1999. The weighted average interest rate of commercial paper was 7.5% at year-end 2000 and 6.4% at year-end 1999.

Long-term Debt

In June 2000, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. At year-end 2000, Sprint had issued a total of $2 billion of debt securities under the shelf. In January 2001, Sprint issued securities using the remaining amount of the shelf (see Note 18 of Notes to Sprint's Consolidated Financial Statements).

In June 1999, Sprint entered into a $1 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 2000, Sprint had borrowed $900 million with a weighted average interest rate of 6.9% under this agreement. These borrowings mature in 2002.

Sprint FON Group

In 2000, the FON Group received an allocation of $344 million of debt from Sprint. This debt was mainly used to repay existing debt and to fund new capital investments. See Note 1 for a more detailed description of how Sprint allocates debt to the Groups.

In the 2000 fourth quarter, Sprint redeemed, prior to scheduled maturities, $25 million of FON Group debt with a weighted average interest rate of 9.6%. This resulted in a $1 million after-tax extraordinary loss for the FON Group.

In the 2000 first quarter, Sprint exchanged 6.6 million common shares of SBC Communications, Inc. for certain notes payable of the FON Group. The notes had a market value of $275 million on the maturity date and $316 million at year-end 1999. The notes had an interest rate of 8.3%.

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

FON Group gross property, plant and equipment totaling $16.1 billion was either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Other

Sprint, including the FON Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 2000.

--------------------------------------------------------------------------------
11. Group Equity
--------------------------------------------------------------------------------

-------------------------------------------------------------
                                     2000     1999     1998
-------------------------------------------------------------
                                          (millions)
Beginning balance                   $10,514  $ 9,024  $7,639
Net income                            1,964    1,567   1,535
Dividends                              (435)    (427)   (431)
Common stock issued                     202      209     164
Treasury stock purchased                (61)     (48)   (321)
Tax benefit of stock compensation       276      223      49
Contributions to the PCS Group          --       --     (146)
Equity transfer from the PCS Group      --       --      460
Other comprehensive income (loss)       (58)     (36)     16
Other, net                              (59)       2      59
-------------------------------------------------------------
Ending balance                      $12,343  $10,514  $9,024
                   ------------------------------------------

--------------------------------------------------------------------------------
12. Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

FON shareholders are subject to all of the risks related to an investment in Sprint and the FON Group, including the effects of any legal proceedings and claims against the PCS Group.

In December 2000, Amalgamated Bank, an institutional shareholder, filed a derivative action purportedly on behalf of Sprint against certain of its current and former officers and directors in the Jackson County, Missouri, Circuit Court. The complaint alleges that the individual defendants breached their fiduciary duties to Sprint and were unjustly enriched by making undisclosed amendments to Sprint's stock option plans, by failing to disclose certain information concerning regulatory approval of the proposed merger of Sprint and WorldCom, and by overstating Sprint's earnings for the first quarter of 2000. The plaintiff seeks damages, to be paid to Sprint, in an unspecified amount. Two additional, substantially identical, derivative actions by other shareholders have been filed.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to the FON Group's combined financial statements.

Operating Leases

The FON Group's minimum rental commitments at year-end 2000 for all noncancelable operating leases, consisting mainly of leases for data processing equipment and real estate, are as follows:

----------------------
            (millions)
2001           $372
2002            252
2003            175
2004            124
2005             93
Thereafter      301
----------------------

The FON Group's gross rental expense totaled $643 million in 2000, $575 million in 1999 and $474 million in 1998. Rental commitments for subleases, contingent rentals and executory costs were not significant.

--------------------------------------------------------------------------------
13. Financial Instruments
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of the FON Group's financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values the FON Group could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 2000 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 2000 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of the FON Group's financial instruments at year-end were as follows:

-----------------------------------------------------------------
                                                     2000
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                          $   122   $   122
Investment in affiliate debt securities           188       188
Investments in securities                          66        66
Long-term debt and capital lease obligations    4,508     4,539
-----------------------------------------------------------------

-----------------------------------------------------------------
                                                     1999
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                          $   104   $   104
Investment in affiliate debt securities           169       169
Investments in securities                         455       455
Long-term debt and capital lease obligations    5,433     5,497
-----------------------------------------------------------------

The carrying amounts of the FON Group's cash and equivalents approximate fair value at year-end 2000 and 1999. The estimated fair value of investments in debt and equity securities was based on quoted market prices. The estimated fair value of the FON Group's long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved.

Concentrations of Credit Risk

The FON Group's accounts receivable are not subject to any concentration of credit risk.

--------------------------------------------------------------------------------
14. Additional Financial Information
--------------------------------------------------------------------------------

Segment Information

The FON Group operates in three business segments, based on how Sprint manages the FON Group's operations and assesses its performance: the global markets division, the local division, and the product distribution and directory publishing businesses. Beginning in 2000, the FON Group combined its long distance operation, Sprint ION and broadband fixed wireless services and certain other ventures into one division, global markets. Along with creating the global markets division, the FON Group shifted the recognition of consumer long distance revenues and expenses associated with customers in its local franchise territories from the global markets division to the local division. Prior periods have been restated to reflect these changes.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximates fair value.

Segment financial information was as follows:

------------------------------------------------------------------------------
                                         Product
                     Global            Distribution     Corporate     Sprint
                    Markets    Local   & Directory         and          FON
                    Division  Division  Publishing  Eliminations(/1/)  Group
------------------------------------------------------------------------------
                                           (millions)
2000
Net operating
 revenues           $10,528    $6,155     $1,936         $ (931)      $17,688
Intercompany
 revenue                105       137        689           (931)          --
Depreciation and
 amortization         1,121     1,139         16             (9)        2,267
Operating expenses    9,943     4,392      1,652           (732)       15,255
Operating income
 (loss)                 585     1,763        284           (199)        2,433
Operating margin        5.6%     28.6%      14.7%           --           13.8%
Capital
 expenditures         2,294     1,371          8            432         4,105
Total assets         12,042     9,219        845          1,543        23,649

1999
Net operating
 revenues           $10,308    $5,958     $1,758         $ (864)      $17,160
Intercompany
 revenue                 93       133        638           (864)          --
Depreciation and
 amortization         1,045     1,069         17             (2)        2,129
Operating expenses    9,133     4,405      1,516           (824)       14,230
Operating income
 (loss)               1,175     1,553        242            (40)        2,930
Operating margin       11.4%     26.1%      13.8%           --           17.1%
Capital
 expenditures         1,774     1,354         36            370         3,534
Total assets         10,661     8,641        651          1,850        21,803

1998
Net operating
 revenues           $ 9,541    $5,599     $1,709         $ (891)      $15,958
Intercompany
 revenue                 53       130        708           (891)          --
Depreciation and
 amortization           928       984         13             (4)        1,921
Operating expenses    8,351     4,198      1,478           (829)       13,198
Operating income
 (loss)               1,190     1,401        231            (62)        2,760
Operating margin       12.5%     25.0%      13.5%           --           17.3%
Capital
 expenditures         1,518     1,374          9            258         3,159
Total assets          8,008     8,176        612          2,205        19,001

(/1/) Significant intercompany eliminations consist of equipment purchases from the product distribution business, local access charged to the global markets division and interexchange services provided to the local division. In 2000, corporate operating loss includes a $163 million charge for costs associated with the terminated merger between Sprint and WorldCom, Inc.

More than 95% of the FON Group's revenues are from domestic customers located within the United States.

Net operating revenues by product and services were as follows:

-------------------------------------------------------------------------
                                          Product
                       Global           Distribution              Sprint
                      Markets   Local   & Directory                 FON
                      Division Division  Publishing  Eliminations  Group
-------------------------------------------------------------------------
                                          (millions)
2000
Voice                 $ 7,094   $  --      $  --        $(105)    $ 6,989
Data                    1,937      --         --          --        1,937
Internet                  920      --         --          --          920
Local service             --     2,846        --          --        2,846
Network access            --     1,987        --         (133)      1,854
Toll service              --       717        --          --          717
Product distribution      --       --       1,468        (689)        779
Directory publishing      --       --         468         --          468
Other                     577      605        --           (4)      1,178
                      ---------------------------------------------------
Total net operating
 revenues             $10,528   $6,155     $1,936       $(931)    $17,688
                      ---------------------------------------------------
1999
Voice                 $ 7,445   $  --      $  --        $ (93)    $ 7,352
Data                    1,696      --         --          --        1,696
Internet                  615      --         --          --          615
Local service             --     2,677        --          --        2,677
Network access            --     1,918        --         (130)      1,788
Toll service              --       611        --          --          611
Product distribution      --       --       1,350        (638)        712
Directory publishing      --       --         408         --          408
Other                     552      752        --           (3)      1,301
                      ---------------------------------------------------
Total net operating
 revenues             $10,308   $5,958     $1,758       $(864)    $17,160
                      ---------------------------------------------------
1998
Voice                 $ 7,079   $  --      $  --        $ (53)    $ 7,026
Data                    1,396      --         --          --        1,396
Internet                  434      --         --          --          434
Local service             --     2,469        --          --        2,469
Network access            --     1,894        --         (127)      1,767
Toll service              --       503        --          --          503
Product distribution      --       --       1,315        (708)        607
Directory publishing      --       --         394         --          394
Other                     632      733        --           (3)      1,362
                      ---------------------------------------------------
Total net operating
 revenues             $ 9,541   $5,599     $1,709       $(891)    $15,958
                      ---------------------------------------------------


Supplemental Cash Flows Information

The FON Group's cash paid for interest and income taxes was as follows:

------------------------------------------------------
                                        2000 1999 1998
------------------------------------------------------
                                          (millions)
Interest (net of capitalized interest)  $113 $ 82 $217
                                        --------------
Income taxes                            $486 $633 $327
                                        --------------

Noncash activities for the FON Group included the following:

-------------------------------------------------------------------------
                                                           2000 1999 1998
-------------------------------------------------------------------------
                                                             (millions)
Tax benefit from stock options exercised                   $276 $223 $ 49
                                                           --------------
Stock received for stock options exercised                 $ 29 $ 78 $ 18
                                                           --------------
Noncash extinguishment of debt                             $275 $ 78 $--
                                                           --------------
Common stock issued under employee benefit stock plans     $106 $ 95 $ 99
                                                           --------------
Capital lease obligations                                  $--  $ 41 $--
                                                           --------------
Debt assumed in the broadband fixed wireless acquisitions  $--  $575 $--
                                                           --------------

Intergroup Investments and Transactions

Sprint FON Group Investments in the Sprint PCS Group

The following table reflects the FON Group's investments in the PCS Group, which have been eliminated in Sprint's consolidated financial statements:

-----------------------------------------------------
                                          2000  1999
-----------------------------------------------------
                                          (millions)
Common and preferred intergroup interest  $ 260 $ 262
Investment in debt securities(/1/)          188   169
-----------------------------------------------------
Total                                     $ 448 $ 431
                                          -----------

(/1/) $65 million is classified as current at year-end 2000 and is included in "Receivables from the PCS Group" in the FON Group's Combined Balance Sheets.

Common Intergroup Interest

The FON Group received a 1% intergroup interest in the PCS Group at the time of the PCS Restructuring and Recapitalization. Subsequently, PCS shares representing the intergroup interest were issued to FON Group employees, exhausting the FON Group's interest in the PCS Group in January 2000.

The FON Group's share of the PCS Group's net loss totaled $13 million in 1999 and $6 million from the date of the PCS Restructuring to year-end 1998 and was included in "Other income, net" in the Sprint FON Group Combined Statements of Operations. As the intergroup interest was exhausted in 2000, no additional PCS Group losses were recognized by the FON Group in 2000.

Preferred Intergroup Interest

The FON Group provided Sprint PCS and the PCS Group with interim financing from the date the PCS Restructuring agreement was signed in May 1998 until it was completed in November 1998. As part of the PCS Restructuring, Sprint converted this financing, totaling $279 million, into an intergroup interest representing
0.3 million shares of 10-year PCS preferred stock convertible into a PCS common intergroup interest. The PCS Group paid the FON Group dividends on the preferred intergroup interest of $8 million in 2000 and 1999 and $1 million in 1998.

Long-term Loans

Sprint provided Sprint PCS with additional interim financing of $180 million from May 1998 through November 1998. This loan was repaid in 1999.

Intergroup Interest Income

The difference between Sprint's actual interest costs and the interest costs charged to the PCS Group on allocated debt totaled $235 million in 2000, $167 million in 1999 and $11 million in 1998. These amounts are reflected as a reduction to "Interest expense" in the Sprint FON Group Combined Statements of Operations. See Note 1 for a more detailed description of how Sprint allocates interest expense to each of the Groups.

The FON Group earned intergroup interest income of $19 million in 2000, $16 million in 1999 and $15 million in 1998 related to the FON Group's investment in PCS Group debt securities. These amounts are included in "Other income, net" in the Sprint FON Group Combined Statements of Operations.

Intergroup Transactions

The PCS Group uses the long distance operation as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Charges to the PCS Group for these items totaled $396 million in 2000, $280 million in 1999 and $21 million from the PCS Restructuring date to year-end 1998.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $35 million in 2000 and $4 million in 1999.

The FON Group provides management, printing, mailing and warehousing services to the PCS Group. Charges to the PCS Group for these services totaled $150 million in 2000, $65 million in 1999 and $5 million from the PCS Restructuring date to year-end 1998.

Related Party Transactions

Sprint PCS

The following discussion reflects related party transactions between Sprint and Sprint PCS prior to the PCS Restructuring:

Sprint provided Sprint PCS with billing and operator services, and switching equipment. Sprint PCS also used the long distance operation as its interexchange carrier. Charges to Sprint PCS for these services totaled $104 million in 1998.

Sprint provided management, printing, mailing and warehousing services to Sprint PCS. Charges to Sprint PCS for these services totaled $25 million in 1998.

Sprint had a vendor financing loan to Sprint PCS for $300 million at year-end 1997 which was repaid in 1998. Sprint also loaned Sprint PCS $114 million in 1998, which was repaid in the 1999 first quarter.

--------------------------------------------------------------------------------
15. Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When this statement was adopted in January 2001, it had no material impact on the FON Group's combined financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on the FON Group's combined financial statements.


--------------------------------------------------------------------------------
16. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                      Quarter
                                           -----------------------------
2000                                        1st    2nd    3rd   4th(/1/)
------------------------------------------------------------------------
                                            (millions, except per share
                                                       data)

Net operating revenues(/2/)(/3/)           $4,404 $4,446 $4,444  $4,394
Operating income                              758    591    724     360
Income from continuing operations             445    365    384      98
Net income(/3/)                             1,118    365    384      97
Earnings per common share from continuing
 operations
  Diluted                                    0.50   0.41   0.43    0.11
  Basic                                      0.51   0.42   0.44    0.11
------------------------------------------------------------------------

                                                      Quarter
                                           -----------------------------
1999                                        1st    2nd    3rd     4th
------------------------------------------------------------------------
                                            (millions, except per share
                                                       data)

Net operating revenues(/2/)                $4,157 $4,254 $4,331  $4,418
Operating income                              737    736    726     731
Income from continuing operations             434    452    419     431
Net income                                    406    386    359     416
Earnings per common share from continuing
 operations(/4/)
  Diluted                                    0.49   0.51   0.48    0.49
  Basic                                      0.50   0.52   0.49    0.50
------------------------------------------------------------------------

(/1/) See Notes 3 and 4 of Notes to Combined Financial Statements for information about nonrecurring charges recorded in the 2000 fourth quarter.

(/2/) Certain reclassifications were made between net operating revenues and operating expenses from amounts reported in the 2000 quarterly reports on Form 10-Q to conform to industry events or practices. These reclassifications had no impact on operating income as previously reported.

(/3/) In the 2000 fourth quarter, the FON Group adopted SEC Staff Accounting
      Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
      101). As required by SAB 101, 2000 net operating revenues have been restated from amounts reported in the 2000 quarterly reports on Form 10-
      Q. Net operating revenues were reduced by $4 million in the 2000 first quarter, and increased by $1 million in the 2000 second quarter and $3 million in the 2000 third quarter. The FON Group also restated the 2000 first quarter net income by recording a $2 million loss for the cumulative effect of change in accounting principle at the effective adoption date of SAB 101.

(/4/) In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON stock. FON Group earnings per share for prior periods have been restated to reflect this stock split.

--------------------------------------------------------------------------------
17. Subsequent Events (Unaudited)
--------------------------------------------------------------------------------

In February 2001, Sprint agreed to end its exclusive alliance with EarthLink and relinquished its seats on EarthLink's Board of Directors. As a result of these changes, Sprint will now treat its investment in EarthLink as a cost method investment.

In February 2001, Sprint filed a registration statement with the SEC for a secondary offering of 174.8 million shares of FON stock (including 22.8 million shares to cover over-allotments) owned by FT and DT, including the FON stock underlying the Class A common stock. Sprint will not receive any of the proceeds from the sale of this stock.

In February 2001, Sprint's Board of Directors declared dividends of 12.5 cents per share on the Sprint FON common stock and Class A common stock. Dividends will be paid March 30, 2001.

                                SPRINT FON GROUP

            SCHEDULE II--COMBINED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2000, 1999 and 1998

-----------------------------------------------------------------------------
                                      Additions
                                   ----------------
                          Balance  Charged Charged                    Balance
                         Beginning   to    to Other      Other        End of
                          of Year  Income  Accounts    Deductions      Year
-----------------------------------------------------------------------------
                                          (millions)
2000
 Allowance for doubtful
  accounts                 $228     $414     $ (1)       $(348)(/1/)   $293
                         ----------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $197     $ 76     $--         $ --          $273
                         ----------------------------------------------------
1999
 Allowance for doubtful
  accounts                 $175     $383     $  3        $(333)(/1/)   $228
                         ----------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $  4     $--      $193(/2/)   $ --          $197
                         ----------------------------------------------------
1998
 Allowance for doubtful
  accounts                 $147     $365     $  3        $(340)(/1/)   $175
                         ----------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $ 12     $--      $--         $  (8)        $  4
                         ----------------------------------------------------

(/1/) Accounts written off, net of recoveries.

(/2/) Represents a valuation allowance for deferred income tax assets relating to the net operating loss carryforwards acquired in the purchase of the broadband fixed wireless companies.

                                 [SPRINT LOGO]



                                   Annex III

                                Sprint PCS Group
                         Combined Financial Information

SELECTED FINANCIAL DATA                                        Sprint PCS Group

-------------------------------------------------------------------------------
                                 2000     1999    1998(/1/) 1997(/1/) 1996(/1/)
-------------------------------------------------------------------------------
                                      (millions, except per share data)
Results of Operations
-------------------------------------------------------------------------------
Net operating revenues          $ 6,341  $ 3,373   $ 1,294   $  --     $  --
Operating loss(/2/)              (1,928)  (3,237)   (2,570)     (19)       (1)
Other partners' loss in Sprint
 PCS                                --       --      1,251      --        --
Equity in loss of Sprint PCS        --       --        --      (660)     (192)
Loss before extraordinary
 items(/2/),(/3/)                (1,868)  (2,481)   (1,090)    (419)     (120)
Net loss(/2/),(/3/)              (1,871)  (2,502)   (1,121)    (419)     (120)

Loss per Share(/4/),(/5/)
-------------------------------------------------------------------------------
Diluted and basic loss per
 common share before
 extraordinary items            $ (1.95) $ (2.71)  $ (2.21)  $(1.98)       NA

Financial Position
-------------------------------------------------------------------------------
Total assets                    $19,763  $17,924   $15,165   $1,703    $1,260
Property, plant and equipment,
 net                              9,522    7,996     6,535      187       --
Investment in Sprint PCS            --       --        --       784     1,176
Total debt                       14,380   11,489     8,195      --        --
Group equity                      1,892    3,320     3,755    1,386     1,188

Cash Flow Data
-------------------------------------------------------------------------------
Net cash provided (used) by
 operating activities           $    (8) $(1,692)  $  (159)  $   38    $   (1)
Capital expenditures              3,047    2,580     1,072      154       --
PCS license purchases               --       --        --       460        84
Investments in Sprint PCS           --       --         33      406       298

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or Group equity as previously reported.

(/1/) Results of operations for 1998 include Sprint PCS' operating results on a consolidated basis for the entire year. The cable partners' share of losses through the PCS restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Combined Statements of Operations. Before 1998, the PCS Group's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS restructuring date. See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information.

(/2/) In 2000, the PCS Group recorded costs associated with the terminated
      WorldCom merger of $24 million. This charge increased the loss before extraordinary items and net loss by $16 million. In 1998, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired in-process research and development costs related to the PCS restructuring. This charge increased operating loss, loss before extraordinary items and net loss by $179 million.

(/3/) In 2000, the PCS group recorded a net nonrecurring gain of $28 million from the sale of customers and network infrastructure to a PCS affiliate. This gain reduced the loss before extraordinary items and net loss by $18 million.

(/4/) In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS common stock. As a result, diluted and basic loss per common share have been restated for periods before this stock split.

(/5/) Loss per share for the PCS Group for periods prior to 1999 is on a pro forma basis and assumes the PCS restructuring, the recapitalization, the purchase of 5.1 million PCS shares by France Telecom and Deutsche Telekom that occurred in connection with the restructuring and the PCS Group's write-off of $179 million of acquired in-process research and development costs occurred at the beginning of 1997. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred at the beginning of 1997, nor do they indicate the results of future operations.

NA = not applicable

                                     III-1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        Sprint PCS Group
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
General
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
Sprint PCS Group
-------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless personal communication services (PCS) operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 2000, the PCS Group, together with affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve more than 280 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. The service offered by the PCS Group and its affiliates now reaches more than 220 million people. The PCS Group provides nationwide service through:

  .  operating its own digital network in major U.S. metropolitan areas,

  . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

  . roaming on other providers' analog cellular networks using dual-band/dual-mode handsets, and

  . roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico. This investment is accounted for using the equity method.

The wireless industry, including the PCS Group, typically generates a significantly higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

-------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------

-----------------------------------------------------------
                                  2000     1999     1998
-----------------------------------------------------------
                                       (millions)
Net operating revenues           $ 6,341  $ 3,373  $ 1,294
Operating expenses                 8,269    6,610    3,864
-----------------------------------------------------------
Operating loss                   $(1,928) $(3,237) $(2,570)
                    ---------------------------------------
Loss from continuing operations  $(1,868) $(2,481) $(1,090)
                    ---------------------------------------
Capital expenditures             $ 3,047  $ 2,580  $ 1,072
                    ---------------------------------------

The PCS Group's 1999 results of operations reflect the first full year of combined results after the PCS Restructuring. The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year. (See "Pro Forma Sprint PCS Group" section below for a discussion of pro forma results of operations.)

In 2000, operating expenses include a nonrecurring charge of $24 million for costs associated with the terminated WorldCom merger. This charge increased the loss from continuing operations by $16 million. Also included in the 2000 loss from continuing operations is a nonrecurring gain of $18 million from the sale of customers and network infrastructure to a PCS affiliate. In 1998, operating expenses and loss from continuing operations include a write-off of $179 million associated with the cost of nine in-process research and development projects acquired in connection with the PCS Restructuring.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 25% of net operating revenues in 2000, 28% in 1999 and 25% in 1998.

Pro Forma Sprint PCS Group

To provide a more meaningful analysis of the PCS Group's underlying operating results, the following supplemental discussion presents 1998 on a pro forma basis and assumes the PCS Restructuring and the write-off of acquired in-process research and development costs occurred prior to 1998.

                                     III-2

---------------------------------------------------------------------------
                                                    2000     1999     1998
---------------------------------------------------------------------------
                                                       (millions)
Net operating revenues                           $ 6,341  $ 3,373  $ 1,294
Operating expenses
 Costs of services and products                    3,942    3,150    1,758
 Selling, general and administrative               2,426    1,937    1,138
 Depreciation and amortization                     1,877    1,523    1,038
 Merger related costs                                 24      --       --
---------------------------------------------------------------------------
Total operating expenses                           8,269    6,610    3,934
---------------------------------------------------------------------------
Operating loss                                   $(1,928) $(3,237) $(2,640)
                    -------------------------------------------------------
Capital expenditures (including capital lease
 obligations)                                    $ 3,047  $ 2,616  $ 2,904
                    -------------------------------------------------------

Net Operating Revenues

---------------------------------------------------------------------------
                                                    2000     1999     1998
---------------------------------------------------------------------------
Customers at year-end (millions)                     9.5      5.7      2.6
                    -------------------------------------------------------
Average monthly service revenue per user (ARPU)  $    59  $    58  $    60
                    -------------------------------------------------------

Net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Subscriber revenues increased 94% in 2000 mainly reflecting an increase in the average number of customers. The PCS Group added 3.8 million customers in 2000 to end the year with over 9.5 million customers in more than 300 metropolitan markets nationwide. The increase in ARPU in 2000 was partly due to the implementation of activation charges in the second quarter. Subscriber revenues were also aided by the increase in resale customers. The companies that the PCS Group serves on a wholesale basis added 238,000 customers in 2000, ending the year with approximately 310,000 customers.

In 2000, the customer churn rate improved to 2.8% from 3.4% in 1999 and 3.3% in 1998. The improvement reflects expanded network coverage and the success of several customer retention initiatives.

Revenues from sales of handsets and accessories were approximately 14% of net operating revenues in 2000, 17% in 1999 and 18% in 1998. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 25% in 2000 and 79% in 1999 reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

Selling, general and administrative (SG&A) expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 25% in 2000 and 70% in 1999 reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

Acquisition costs per gross customer addition, including equipment subsidies and marketing costs, have improved approximately 19% in 2000 and 26% in 1999. Lower handset unit costs and scale benefits from greater customer additions have contributed to the improvement.

Cash costs per user (CCPU) consists of costs of service revenues, service delivery and other general and administrative costs. CCPU was $35 in 2000, $48 in 1999 and $73 in 1998. The improvements reflect successful expense management and scale benefits resulting from the increased customer base.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce.

Depreciation and amortization expense increased 23% in 2000 and 47% in 1999 mainly reflecting depreciation of the network assets placed in service during 2000 and 1999. The increases also reflects amortization of intangible assets acquired in the Cox PCS purchase in the 1999 second quarter.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

The effective interest rates in the following table reflect interest expense on long-term debt only. Interest costs on short-term borrowings classified as long-term debt, intergroup borrowings and deferred compensation plans have been excluded so as not to distort the PCS Group's effective interest rates on long-term debt.

-----------------------------------------------------------------
                                                 2000  1999  1998
-----------------------------------------------------------------
Effective interest rate on long-term debt (/1/)  8.7%  8.7%  9.4%
                         ----------------------------------------

(/1/) The effective interest rate on long-term debt for 1998 is on a pro forma basis as if Sprint PCS' long-term debt had been included in the PCS Group's outstanding long-term debt balance all year.

                                     III-3

The decrease in the PCS Group's effective interest rate from 1998 mainly reflects increased borrowings with lower interest rates.

Effective with the PCS Restructuring, interest expense on borrowings incurred by Sprint and allocated to the PCS Group is based on rates the PCS Group would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. The PCS Group's interest expense includes $235 million in 2000, $167 million in 1999 and $11 million in 1998 resulting from the difference between Sprint's actual interest rates and the rates charged to the PCS Group. These costs are derived from both long-term and short-term allocated borrowings. Only the long-term portion of these costs are included in the effective interest rates above.

Other Partners' Loss in Sprint PCS

Sprint PCS' results of operations for 1998 have been consolidated for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Combined Statements of Operations.

Other Income (Expense), Net

Other income (expense) consisted of the following:

------------------------------------------------
                                 2000  1999 1998
------------------------------------------------
                                   (millions)
Equity in net loss of affiliate  $(55) $--  $--
Gains on sales of assets           47    25  --
Other, net                         (3)   21   34
------------------------------------------------
Total                            $(11) $ 46 $ 34
                                 ---------------

Other expense for 2000 mainly includes the PCS Group's share of losses of Pegaso and gains on sales of assets including certain customers and associated network infrastructure and certain other investments. Other income for 1999 mainly includes a gain on the sale of network infrastructure totaling $25 million and $13 million from the FON Group's interest in the PCS Group's loss. Other income for 1998 consisted mainly of interest income totaling $34 million, reflecting interest earned on partner contributions from the Sprint PCS partners prior to the PCS Restructuring.

Income Taxes

The PCS Group's effective tax rates were 35.0% in 2000, 35.9% in 1999 and 33.2% in 1998. See Note 6 of Notes to Combined Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to loss before extraordinary items.

Extraordinary Items, Net

In 2000, Sprint redeemed, prior to scheduled maturities, $127 million of the PCS Group's notes payable to the FCC. These notes had an interest rate of 7.8%. This resulted in a $3 million after-tax extraordinary loss.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

--------------------------------
                  2000    1999
--------------------------------
                   (millions)
Combined assets  $19,763 $17,924
                 ---------------

Net property, plant and equipment increased $1.5 billion in 2000 reflecting capital expenditures to support the PCS network buildout, partly offset by depreciation and network asset sales.

Net intangibles decreased $454 million mainly reflecting amortization of the customer base and goodwill. See "Liquidity and Capital Resources" for more information about changes in the Combined Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

The PCS Group's cash flows for 1998 include Sprint PCS' cash flows only after the PCS Restructuring date.

Operating Activities

--------------------------------------------------------------
                                         2000   1999    1998
--------------------------------------------------------------
                                             (millions)
Cash flows used by operating activities  $(8)  $(1,692) $(159)
                                         --------------------

Cash flows used by operating activities decreased $1.7 billion in 2000 and increased $1.5 billion in 1999. The 2000 decrease mainly reflects decreased operating losses for the PCS Group and a decrease in working capital. The 1999 increase mainly reflects increased operating losses and an increase in working capital.

                                     III-4

Investing Activities

-----------------------------------------------------------------
                                          2000     1999    1998
-----------------------------------------------------------------
                                              (millions)
Cash flows used by investing activities  $(3,054) $(2,509) $(861)
                     --------------------------------------------

The PCS Group's main use of cash in 2000, 1999 and 1998 was to fund capital expenditures for the PCS network buildout. Capital expenditures for the PCS Group totaled $3.0 billion in 2000, $2.6 billion in 1999 and $1.1 billion in 1998. Investing activities also include sales of assets of $207 million in 2000 and $153 million in 1999. "Investments in affiliates" mainly reflects the PCS Group's investment in Pegaso.

Financing Activities

-----------------------------------------------------------------
                                              2000   1999   1998
-----------------------------------------------------------------
                                                  (millions)
Cash flows provided by financing activities  $3,163 $4,044 $1,193
                     --------------------------------------------

Financing activities reflect net proceeds from long-term debt allocated from Sprint of $2.9 billion in 2000, $3.2 billion in 1999 and $1 billion in 1998. In addition, the PCS Group received $121 million in 2000 and $905 million in 1999 from stock issuances, including stock option exercises. These proceeds were primarily used to fund the PCS Group's capital expenditures and operating losses.

Also included in the 2000 financing activities is $80 million received from the FON Group to compensate for the net amount of PCS stock-based compensation granted to FON Group employees and FON stock-based compensation granted to PCS Group employees. In addition, the PCS Group received $132 million of proceeds from Sprint's employee stock purchase plan in 2000.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement that provides for the allocation of income taxes between the FON Group and PCS Group. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses in the near future and from using the PCS Group's net operating loss carryforwards. These payments will reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group received payments from the FON Group totaling $872 million in 2000, $764 million in 1999 and $20 million in 1998. See Note 1 of Notes to Combined Financial Statements, "Allocation of Federal and State Income Taxes," for more details.

Capital Requirements

The PCS Group's 2001 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to be between $3.7 and $4.0 billion. Capital expenditures are expected to range between $3.3 and $3.5 billion, and investments in affiliates are expected to be between $350 and $450 million.

PCS preferred stock dividend payments are expected to total $15 million, including payments to the FON Group for its preferred intergroup interest. See
Note 11 of Notes to Combined Financial Statements for a more detailed discussion of the FON Group's preferred intergroup interest in the PCS Group.

Liquidity

See Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" for a discussion of liquidity.

-------------------------------------------------------------------------------
Regulatory Developments
-------------------------------------------------------------------------------

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

PCS License Transfers and Assignments

The FCC must approve any substantial changes in ownership or control of a PCS license. Noncontrolling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, the FCC now requires only post-consummation notification of certain pro forma assignments or transfers of control.

                                     III-5

PCS License Conditions

All PCS licenses are granted for 10-year terms if the FCC's buildout requirements are followed. Based on those requirements, all 30 MHz broadband major trading area (MTA) licensees must build networks offering coverage to 1/3 of the population within five years and 2/3 within 10 years. In June 2000, the PCS Group met its five-year buildout requirement in all its MTA markets. All 10 MHz broadband PCS licensees must build networks offering coverage to at least 1/4 of the population within five years or make a showing of "substantial service" within that five-year period. Sprint anticipates that it will meet the 10 MHz five-year buildout requirement by the April 2002 deadline. Licenses may be revoked if the rules are violated.

PCS licenses may be renewed for additional 10-year terms. Renewal applications are not subject to auctions. However, third parties may oppose renewal applications.

Other FCC Requirements

Broadband PCS providers cannot unreasonably restrict or prohibit other companies from reselling their services. They also cannot unreasonably discriminate against resellers. CMRS resale obligations will expire in 2002.

Local exchange carriers must program their networks to allow customers to retain, at the same location, existing telephone numbers when switching from one telecommunications carrier to another. This is referred to as service provider number portability. CMRS providers are currently required to deliver calls from their networks to ported numbers anywhere in the country. By November 24, 2002, all covered CMRS providers must provide a database solution for number portability. The solution must be able to support roaming. Covered CMRS providers must provide number portability in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, but only at the request of another carrier (CMRS provider or local exchange carrier).

Broadband PCS and other CMRS providers may provide wireless local loop and other fixed services that would directly compete with the wireline services of local phone companies. Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities in a two-tiered manner. In the first phase, wireless carriers must identify the base station from which a call originated. In the second phase, wireless carriers must provide location within a radius as small as fifty meters. Implementation of the more complex Phase II location requirements must begin by October 1, 2001.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology.

This act requires telecommunications carriers, including Sprint, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. In 1997, industry-setting organizations developed interim standards for wireline, cellular and broadband PCS carriers to comply with CALEA. In August 1999, the FCC supplemented the interim industry standards with six additional capabilities. For interim industry standards, the deadline for compliance was June 30, 2000, and for the additional standards established by the FCC, the deadline is September 30, 2001. In August 2000, an appellate court vacated the FCC's decision relative to four of the capabilities and remanded the matter for further FCC consideration.

Sprint PCS believes that it is in compliance with all existing CALEA requirements. However, Sprint PCS filed a petition for an extension of the June 30, 2000 deadline until June 30, 2001 in the event that the FCC determines that Sprint PCS must use a specific vendor solution to automatically provide mobile service assistance information under Section 103 (d) of CALEA. Specifically, this section requires a CMRS carrier to identify (a) whether a customer/interception subject is traveling "in network: but outside the customer's service area," and (b) the service provider if the subject is roaming on another CMRS network. While Sprint PCS is capable of providing this information upon a specific request by law enforcement, it cannot provide the information automatically. The FCC has not ruled on Sprint PCS' motion for an extension of the June 30, 2000 deadline; however, Sprint PCS is deemed to have an extension of the deadline until March 31, 2001 unless the FCC revokes the extension before that deadline or issues a final order with a different deadline.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause certain cell site locations to come under National Environmental Policy Act (NEPA) and National Historic Preservation Act (NHPA) regulation. The FCC's NEPA and NHPA rules require carriers to meet certain land use and radio frequency standards.

                                     III-6

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

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

See Note 12 of Notes to Combined Financial Statements for a discussion of recently issued accounting pronouncements.

                                     III-7

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

                                     III-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying combined balance sheets of the Sprint PCS Group (as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and the schedule are the responsibility of the management of Sprint Corporation (Sprint). Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the 1998 consolidated financial statements of Sprint Spectrum Holding Company, L.P., a wholly owned subsidiary of Sprint as of December 31, 1998 and an investment in which Sprint had a 40% interest through November 23, 1998 (as discussed in Note 1). Such financial statements reflect revenues of $1.2 billion for the year ended December 31, 1998. The consolidated financial statements and financial statement schedule of Sprint Spectrum Holding Company, L.P. have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 revenues, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Sprint PCS Group at December 31, 2000 and 1999, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the combined financial statements, in 2000 the Sprint PCS Group changed its accounting for activation fee revenues.

As more fully discussed in Note 1, the combined financial statements of the Sprint PCS Group should be read together with the audited consolidated financial statements of Sprint.

                                                              Ernst & Young LLP

Kansas City, Missouri
February 1, 2001

                                     III-9

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Sprint Corporation and Partners of Sprint Spectrum Holding Company, L.P.

We have audited the consolidated statements of operations and cash flows of Sprint Spectrum Holding Company, L.P. and subsidiaries for the year ended December 31, 1998. Our audit also included the 1998 financial statement schedule (Schedule II). These financial statements and Schedule II are the responsibility of Partnership management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Sprint Spectrum Holding Company, L.P. and subsidiaries for the year ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion,
Schedule II, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                           Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999

                                     III-10

COMBINED STATEMENTS OF OPERATIONS                              Sprint PCS Group
(millions, except per share data)

-------------------------------------------------------------------------------
Years Ended December 31,                              2000     1999     1998
-------------------------------------------------------------------------------
Net Operating Revenues                               $ 6,341  $ 3,373  $ 1,294
-------------------------------------------------------------------------------
Operating Expenses
 Costs of services and products                        3,942    3,150    1,758
 Selling, general and administrative                   2,426    1,937    1,138
 Depreciation                                          1,339    1,060      670
 Amortization                                            538      463      119
 Merger related costs                                     24      --       --
 Acquired in-process research and development costs      --       --       179
-------------------------------------------------------------------------------
 Total operating expenses                              8,269    6,610    3,864
-------------------------------------------------------------------------------
Operating Loss                                        (1,928)  (3,237)  (2,570)
Interest expense                                        (933)    (698)    (491)
Other partners' loss in Sprint PCS                       --       --     1,251
Minority interest                                        --        20      145
Other income (expense), net                              (11)      46       34
-------------------------------------------------------------------------------
Loss before income tax benefit and extraordinary
 items                                                (2,872)  (3,869)  (1,631)
Income tax benefit                                     1,004    1,388      541
-------------------------------------------------------------------------------
Loss before Extraordinary Items                       (1,868)  (2,481)  (1,090)
Extraordinary items, net                                  (3)     (21)     (31)
-------------------------------------------------------------------------------
Net Loss                                              (1,871)  (2,502)  (1,121)
Preferred stock dividends paid                           (14)     (15)      (2)
-------------------------------------------------------------------------------
Loss applicable to common stock                      $(1,885) $(2,517) $(1,123)
                                                     -------------------------

Basic and Diluted Loss per Common Share(/1/),(/2/)
 Continuing operations                               $ (1.95) $ (2.71) $ (2.21)
 Extraordinary items                                     --     (0.02)   (0.04)
-------------------------------------------------------------------------------
Total                                                $ (1.95) $ (2.73) $ (2.25)
                                                     -------------------------
Basic and diluted weighted average common shares       966.5    920.4    831.6
                                                     -------------------------

(/1/) Basic and diluted loss per common share and weighted average common shares for 1998 is pro forma, unaudited and assume the PCS Restructuring, Recapitalization, Top-up and the write-off of $179 million of acquired in-process research and development occurred prior to 1998. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred prior to 1998, nor do they indicate the results of future operations.

(/2/) In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS common stock. As a result, basic and diluted loss per common share and weighted average common shares for periods before the stock split have been restated.



           See accompanying Notes to Combined Financial Statements.

                                    III-11

COMBINED STATEMENTS OF COMPREHENSIVE LOSS                      Sprint PCS Group
(millions)

-----------------------------------------------------------------------------
Years Ended December 31,                            2000     1999     1998
-----------------------------------------------------------------------------
Net Loss                                           $(1,871) $(2,502) $(1,121)
-----------------------------------------------------------------------------
Other Comprehensive Loss
Unrealized holding gains on securities                   5        8      --
Income tax expense                                      (2)      (3)     --
-----------------------------------------------------------------------------
Net unrealized holding gains on securities during
 the period                                              3        5      --
Reclassification adjustment for gains included in
 net loss                                               (8)     --       --
-----------------------------------------------------------------------------
Total net unrealized holding gains (losses) on
 securities                                             (5)       5      --
Foreign currency translation adjustments                 3      --       --
-----------------------------------------------------------------------------
Total other comprehensive income (loss)                 (2)       5      --
-----------------------------------------------------------------------------
Comprehensive Loss                                 $(1,873) $(2,497) $(1,121)
                                                   -------------------------





           See accompanying Notes to Combined Financial Statements.

                                    III-12

COMBINED BALANCE SHEETS                                        Sprint PCS Group
(millions)

-----------------------------------------------------------------------
December 31,                                           2000     1999
-----------------------------------------------------------------------
Assets
 Current assets
   Cash and equivalents                               $   117  $    16
   Accounts receivable, net of allowance for doubtful
    accounts of $96 and $46                               902      572
   Inventories                                            515      336
   Prepaid expenses                                        90       89
   Current tax benefit receivable from the FON Group       26      293
   Other                                                  200        9
-----------------------------------------------------------------------
   Total current assets                                 1,850    1,315
 Property, plant and equipment
   Network equipment                                    7,540    5,817
   Construction work in progress                        1,713    1,692
   Buildings and leasehold improvements                 2,108    1,235
   Other                                                  756      667
-----------------------------------------------------------------------
   Total property, plant and equipment                 12,117    9,411
   Accumulated depreciation                            (2,595)  (1,415)
-----------------------------------------------------------------------
   Net property, plant and equipment                    9,522    7,996
 Investments in affiliates                                148      --
-----------------------------------------------------------------------
 Intangible assets
   Goodwill                                             4,548    4,522
   PCS licenses                                         3,059    3,060
   Customer base                                          747      726
   Microwave relocation costs                             411      377
   Other                                                   46       54
-----------------------------------------------------------------------
   Total intangible assets                              8,811    8,739
   Accumulated amortization                            (1,077)    (551)
-----------------------------------------------------------------------
   Net intangible assets                                7,734    8,188
 Other assets                                             509      425
-----------------------------------------------------------------------
 Total                                                $19,763  $17,924
                                                      ----------------

Liabilities and Group Equity
 Current liabilities
   Current maturities of long-term debt               $   244  $   185
   Accounts payable                                       687      450
   Construction obligations                               997    1,039
   Accrued taxes                                          203      130
   Payables to the FON Group                              296      136
   Other                                                  965      638
-----------------------------------------------------------------------
   Total current liabilities                            3,392    2,578
 Long-term debt and capital lease obligations          14,136   11,304
 Deferred credits and other liabilities
   Deferred income taxes                                   90      582
   Other                                                  253      140
-----------------------------------------------------------------------
   Total deferred credits and other liabilities           343      722
 Group equity                                           1,892    3,320
-----------------------------------------------------------------------
 Total                                                $19,763  $17,924
                                                      ----------------


           See accompanying Notes to Combined Financial Statements.

                                    III-13

COMBINED STATEMENTS OF CASH FLOWS                              Sprint PCS Group
(millions)

--------------------------------------------------------------------------------
Years Ended December 31,                                2000     1999     1998
--------------------------------------------------------------------------------
Operating Activities
Net loss                                              $(1,871) $(2,502) $(1,121)
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Extraordinary items, net                                  3       21       31
  Equity in net loss of affiliate                          55      --       840
  Acquired in-process research and development costs      --       --       179
  Depreciation and amortization                         1,877    1,523      121
  Deferred income taxes                                  (591)    (553)      68
  Current tax benefit used by the FON Group               --       --      (460)
  Net gains on sales of assets                            (47)     (25)     --
  Changes in assets and liabilities, excluding the
   PCS Restructuring in 1998:
    Accounts receivable, net                             (324)    (241)      (1)
    Inventories and other current assets                 (304)    (237)     --
    Accounts payable and other current liabilities        647      363      386
    Current tax benefit receivable from the FON Group     267     (123)    (170)
    Affiliate receivables and payables, net               155       35      101
    Noncurrent assets and liabilities, net                 77       13     (102)
  Other, net                                               48       34      (31)
--------------------------------------------------------------------------------
Net cash used by operating activities                     (8)  (1,692)    (159)
--------------------------------------------------------------------------------

Investing Activities
Capital expenditures                                   (3,047)  (2,580)  (1,072)
Proceeds from sales of assets                             207      153      --
Investments in affiliates                                (203)     --       --
Cash acquired in the PCS Restructuring                    --       --       244
Investments in Sprint PCS                                 --       --       (33)
Other, net                                                (11)     (82)     --
--------------------------------------------------------------------------------
Net cash used by investing activities                  (3,054)  (2,509)    (861)
--------------------------------------------------------------------------------

Financing Activities
Proceeds from long-term debt                            3,269    5,901    4,428
Payments on long-term debt                               (407)  (2,734)  (3,434)
Advances from (to) the FON Group                          (17)     --        64
Proceeds from common stock issued                         121      905       85
Dividends paid                                            (15)     (15)     --
Equity transfer to the FON Group                          --       --      (340)
Current tax benefit used by the FON Group                 --       --       460
Other, net                                                212      (13)     (70)
--------------------------------------------------------------------------------
Net cash provided by financing activities               3,163    4,044    1,193
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents               101     (157)     173
Cash and Equivalents at Beginning of Year                  16      173      --
--------------------------------------------------------------------------------
Cash and Equivalents at End of Year                   $   117  $    16  $   173
                                                      --------------------------


           See accompanying Notes to Combined Financial Statements.

                                    III-14

NOTES TO COMBINED FINANCIAL STATEMENTS                         Sprint PCS Group

-------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Tracking Stock Formation

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

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom (FT) and Deutsche Telekom AG (DT) was reclassified to represent an equity interest in the FON Group and the PCS Group that entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their voting power in Sprint (Top-up).

The PCS stock is intended to reflect the performance of Sprint's wireless PCS operations. The FON stock is intended to reflect the performance of all of Sprint's other operations.

Basis of Combination and Presentation

The combined PCS Group financial statements, together with the combined FON Group financial statements, include all the accounts included in Sprint's consolidated financial statements. The combined financial statements for each Group were prepared on a basis that management believes is reasonable and proper and include:

  . the combined balance sheets, results of operations and cash flows for each of the Groups, with all significant intragroup amounts and transactions eliminated,

  . an allocation of Sprint's debt, including the related effects on results of operations and cash flows, and

  .  an allocation of corporate overhead after the PCS Restructuring date.

The PCS Group entities are commonly controlled companies and are wholly owned by Sprint. Transactions between the PCS Group and the FON Group have not been eliminated in the combined financial statements of either Group.

The PCS Group combined financial statements provide PCS shareholders with financial information about the PCS Group operations. Investors in FON stock and PCS stock are Sprint shareholders and are subject to risks related to all of Sprint's businesses, assets and liabilities. Sprint retains ownership and control of the assets and operations of each Group. Financial effects of either Group that affect Sprint's results of operations or financial condition could affect the results of operations or financial position of the other Group or the market price of the stock tracking the other Group. Net losses of either Group, and dividends or distributions on, or repurchases of, PCS stock or FON stock will reduce Sprint funds legally available for dividends on both FON and PCS stock. As a result, the PCS Group combined financial statements should be read along with Sprint's consolidated financial statements and the FON Group's combined financial statements.

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

Investments in entities in which the PCS Group exercises significant influence, but does not control, are accounted for using the equity method (see Note 3).

The PCS Group combined financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of

                                    III-15
assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or group equity as previously reported.

Classification of Operations

The PCS Group includes Sprint's wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide nationwide service using a single frequency and a single technology. At year-end 2000, the PCS Group, together with affiliates, operated PCS systems in over 300 metropolitan markets including the 50 largest U.S. metropolitan areas.

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

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provides for the allocation of income taxes between the two Groups. The PCS Group's income taxes reflect the PCS Group's incremental cumulative impact on Sprint's consolidated income taxes. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority. The PCS Group accrued current income tax benefits in accordance with the tax sharing agreement totaling $605 million in 2000, $887 million in 1999 and $190 million in 1998.

The tax sharing agreement applies to tax years ending on or before December 31, 2001. For periods after December 31, 2001, Sprint's board of directors will adopt a tax sharing arrangement that will be designed to allocate tax benefits and burdens fairly between the FON Group and the PCS Group.

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

Revenue Recognition

The PCS Group recognizes operating revenues as services are rendered or as products are delivered to customers. Service activation fees are deferred and amortized over the average life of the service.

The PCS Group implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of 2000, effective the beginning of the year. This bulletin requires activation and installation fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs may also be deferred, but only to the extent of revenues subject to deferral. The effect of the change on the nine months ended September 30, 2000 was to decrease revenues and expenses by $68 million.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates

                                     III-16
market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances for the PCS Group were included in accounts payable. These amounts totaled $22 million at year-end 2000 and $30 million at year-end 1999. The PCS Group had sufficient funds available to fund these outstanding checks when they were presented for payment.

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

Capitalized Interest

The PCS Group capitalizes interest costs related to network buildout and PCS licenses, which totaled $153 million in 2000, $108 million in 1999 and $64 million in 1998. In addition, Sprint capitalized interest costs related to the PCS Group's network buildout. This capitalized interest totaled $61 million for 1998 and was contributed to, and is being amortized by, the PCS Group.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized over 40 years using the straight-line method. Accumulated amortization totaled $231 million at year-end 2000 and $116 million at year-end 1999.

PCS Licenses

The PCS Group acquired licenses from the Federal Communications Commission
(FCC) to operate as a PCS service provider. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $206 million at year-end 2000 and $130 million at year-end 1999.

Customer Base

The PCS Group capitalized the fair value of Sprint PCS' customer base acquired in the PCS Restructuring and the fair value of Cox PCS' customer base when the remaining minority interest in Cox PCS was acquired in the 1999 second quarter. The customer base is being amortized over 30 months using the straight-line method. Accumulated amortization totaled $596 million at year-end 2000 and $277 million at year-end 1999.

Microwave Relocation Costs

The PCS Group has incurred costs related to microwave relocation in constructing the PCS network. Microwave relocation costs are being amortized over the remaining lives of the PCS licenses. Accumulated amortization totaled $24 million at year-end 2000 and $15 million at year-end 1999.

Loss per Share

As a result of the PCS Restructuring and the Recapitalization, loss per share for the PCS Group for 1998 has been calculated based on the Group's net loss from November 1998 through year-end 1998. It was not calculated on a Group basis for periods prior to November 1998 because the PCS stock was not part of Sprint's capital structure at that time.

In the 2000 first quarter, Sprint effected a two-for-one split of its PCS common stock. As a result, basic and diluted loss per common share and weighted average common shares for PCS common stock have been restated for periods prior to the stock split.

Dilutive securities for the PCS Group mainly include options, warrants and convertible preferred stock. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for 2000, 1999 and 1998. As a result, diluted loss per share equaled basic loss per share.

                                     III-17

The PCS Group's basic and diluted loss per common share in 1998 after the PCS Restructuring and Recapitalization date was as follows:

------------------------------------------------------------
                                                 1998
------------------------------------------------------------
                                           (millions, except
                                            per share data)
Loss applicable to common stock                 $ (559)
                                                ------
Basic and diluted loss per common share:
 Loss before extraordinary item                 $(0.63)
 Extraordinary item                              (0.04)
------------------------------------------------------------
Total                                           $(0.67)
                                                ------
Basic and diluted weighted average shares        831.6
                                                ------

Stock-based Compensation

The PCS Group participates in the incentive-based stock option plans and employee stock purchase plan administered by Sprint for executives and other employees. Sprint adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to its stock option and employee stock purchase plans. Had the PCS Group applied SFAS 123, pro forma net loss would have been $2,135 million in 2000, $2,578 million in 1999 and would not have changed materially from the Recapitalization date through year-end 1998. See Note 12 of Sprint's Notes to Consolidated Financial Statements for more information about Sprint's stock-based compensation and the PCS Group's pro forma net loss and loss per share.

In 1997, Sprint granted performance-based stock options to certain key executives. The PCS Group expensed $3 million in 2000, $5 million in 1999 and $1 million in 1998 related to these performance-based stock options. The 2000 amount reflects expense through the date of the shareholder approval of the proposed WorldCom merger. At that time, all of these options became vested. An additional $10 million of expense related to these options was included in "Merger related costs" in the Combined Statements of Operations.

--------------------------------------------------------------------------------
2. Business Combinations
--------------------------------------------------------------------------------

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

Sprint accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

-------------------------------------------------------------------------
                                                                  1998
-------------------------------------------------------------------------
                                                               (millions)
Purchase price including transaction costs                       $3,226
Net liabilities acquired                                            281
Fair value assigned to customer base acquired                      (681)
Fair value assigned to assembled workforce acquired                 (45)
Increase in property, plant and equipment to fair value            (204)
Mark-to-market of long-term debt                                     85
Deferred taxes established on acquired assets and liabilities       678
In-process research and development costs                          (179)
-------------------------------------------------------------------------
Goodwill                                                         $3,161
                                                                 ------

Goodwill is being amortized on a straight-line basis over 40 years.

                                     III-18

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

The income approach was the primary technique utilized in valuing the acquired IPR&D. This approach included, but was not limited to, an analysis of (1) the markets for each product; (2) the completion costs for projects; (3) the expected cash flows attributable to the IPR&D projects; (4) the risks related to achieving these cash flows; and (5) the stage of development of each project. The issue of alternative future use was extensively evaluated and these technologies, once completed, could only be economically used for their intended purposes.

Sprint PCS Group Pro Forma Results

The following unaudited pro forma combined results of operations for the PCS Group assume the PCS Restructuring, Recapitalization, Top-up and the write-off of acquired IPR&D costs occurred prior to 1998. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred prior to 1998, nor do they indicate the results of future operations. Pro forma results were as follows:

-----------------------------------------------------------
                                                1998
-----------------------------------------------------------
                                          (millions, except
                                           per share data)
Net operating revenues                         $ 1,294
                                               -------
Loss before extraordinary items                $(1,847)
                                               -------
Net loss                                       $(1,878)
                                               -------
Basic and diluted loss per common share:
 Loss before
  extraordinary items                          $ (2.21)
 Extraordinary items                             (0.04)
-----------------------------------------------------------
 Total                                         $ (2.25)
                                               -------

--------------------------------------------------------------------------------
3. Investment
--------------------------------------------------------------------------------

During the 2000 second quarter, the PCS Group made an investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico. The PCS Group accounts for this investment using the equity method. Unaudited, summarized financial information (100% basis) of this entity was as follows:

-----------------------------------
                            2000
-----------------------------------
                         (millions)
Results of operations
 Net operating revenues    $ 104
                           -----
 Operating loss            $(177)
                           -----
 Net loss                  $(192)
                           -----
Financial position
 Current assets            $  77
 Noncurrent assets           716
-----------------------------------
 Total                     $ 793
                           -----
Current liabilities        $ 367
Noncurrent liabilities       327
Owners' equity                99
-----------------------------------
 Total                     $ 793
                           -----

--------------------------------------------------------------------------------
4. Merger Termination
--------------------------------------------------------------------------------
On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger.

In the 2000 second quarter, the PCS Group recognized a one-time, pre-tax charge of $24 million for costs associated with the terminated merger.

--------------------------------------------------------------------------------
5. Employee Benefit Plans
--------------------------------------------------------------------------------

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

Amounts included in the Combined Balance Sheets for the plan were accrued pension costs of $12 million at year-end 2000 and $5 million at year-end 1999.

Net pension costs are determined for the PCS Group based on a direct calculation of service costs. The PCS Group recorded net pension costs of $7 million in 2000 and $5 million in 1999.

                                     III-19

Defined Contribution Plan

Prior to January 1999, Sprint PCS sponsored a savings and retirement program for certain employees. Sprint PCS matched contributions equal to 50% of the contribution of each participant, up to the first 6% that the employee elected to contribute. Expense under the savings plan was $7 million in 1998. Effective January 1999, the PCS Group employees began making contributions to Sprint's defined contribution plan. The existing assets of the Sprint PCS savings plan were rolled over to Sprint's defined contribution plan in early 1999. The PCS Group recorded expense of $17 million in 2000 and $10 million in 1999 for Sprint's matching contributions to the Sprint defined contribution plans. At year-end 2000, Sprint's defined contribution plans held 34 million FON shares and 31 million PCS shares.

Postretirement Benefits

Effective January 1999, most PCS Group employees also became eligible for postretirement benefits (principally medical and life insurance benefits). Retiring employees are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

Amounts included in the Combined Balance Sheets at year-end were accrued postretirement benefits costs of $1 million in 2000 and 1999.

Net postretirement benefits costs are determined for the PCS Group based on a direct calculation of service costs. The PCS Group recorded net postretirement benefits costs of $0.2 million in 2000 and $1 million in 1999.

--------------------------------------------------------------------------------
6. Income Taxes
--------------------------------------------------------------------------------

Income tax benefits allocated to continuing operations consisted of the following:

---------------------------------------------------------------
                                        2000     1999    1998
---------------------------------------------------------------
                                            (millions)
Current income tax benefit
 Federal                               $  (405) $  (810) $(579)
 State                                      (8)     (25)   (30)
---------------------------------------------------------------
Total current                             (413)    (835)  (609)
---------------------------------------------------------------
Deferred income tax expense (benefit)
 Federal                                  (511)    (479)    83
 State                                     (80)     (74)   (15)
---------------------------------------------------------------
Total deferred                            (591)    (553)    68
---------------------------------------------------------------
Total                                  $(1,004) $(1,388) $(541)
                    -------------------------------------------

The differences that caused the PCS Group's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

-------------------------------------------------------------------------------
                                                        2000     1999    1998
-------------------------------------------------------------------------------
                                                            (millions)
Income tax benefit at the statutory rate               $(1,005) $(1,354) $(571)
Effect of:
 State income taxes, net of federal income tax effect      (57)     (64)   (29)
 Goodwill amortization                                      38       34      3
 Equity in losses of foreign joint venture                  23      --     --
 Write-off of in-process research and development
  costs                                                    --       --      63
 Other, net                                                 (3)      (4)    (7)
-------------------------------------------------------------------------------
Income tax benefit                                     $(1,004) $(1,388) $(541)
                    -----------------------------------------------------------
Effective income tax rate                                 35.0%    35.9%  33.2%
                    -----------------------------------------------------------

Income tax expense (benefit) allocated to other items was as follows:

--------------------------------------------------------------------------
                                                         2000  1999  1998
--------------------------------------------------------------------------
                                                           (millions)
Extraordinary items                                      $ (2) $(11) $(20)
Unrealized holding gains (losses) on investments(/1/)      (3)    3   --
Stock ownership, purchase and options arrangements(/1/)  (148)  (31)  --
--------------------------------------------------------------------------

(/1/) These amounts have been recorded directly to "Group equity."

                                     III-20

The PCS Group recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2000 and 1999, along with the income tax effect of each, were as follows:

-------------------------------------------------
                                 2000 Deferred
                                   Income Tax
                               ------------------
                               Assets Liabilities
-------------------------------------------------
                                   (millions)
Property, plant and equipment  $  --    $1,156
Intangibles                       --       386
Capitalized interest              --       114
Reserves and allowances            39      --
Operating loss carryforwards    1,794      --
Tax credit carryforwards          127      --
Other, net                         18      --
-------------------------------------------------
                                1,978    1,656
Less valuation allowance          325       --
-------------------------------------------------
Total                          $1,653   $1,656
                          -----------------------

-------------------------------------------------
                                 1999 Deferred
                                   Income Tax
                               ------------------
                               Assets Liabilities
-------------------------------------------------
                                   (millions)
Property, plant and equipment  $  --    $  811
Intangibles                       --       453
Capitalized interest              --       108
Operating loss carryforwards    1,006      --
Tax credit carryforwards           53      --
Other, net                         21      --
-------------------------------------------------
                                1,080    1,372
Less valuation allowance          283      --
-------------------------------------------------
Total                          $  797   $1,372
                          -----------------------

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

The valuation allowance related to deferred income tax assets increased $42 million in 2000 and $38 million in 1999.

In 1998, the PCS Group acquired approximately $229 million of potential tax benefits related to net operating loss carryforwards in the PCS Restructuring which are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce the goodwill or other noncurrent intangible assets resulting from the PCS Restructuring.

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

At year-end 2000, the PCS Group had federal operating loss carryforwards of approximately $4.2 billion and state operating loss carryforwards of approximately $7.2 billion. Related to these loss carryforwards are federal tax benefits of $1.5 billion and state tax benefits of $519 million. In addition, the PCS Group had available for income tax purposes federal alternative minimum tax credit carryforwards of $33 million, state alternative minimum tax credit carryforwards of $5 million, federal alternative minimum tax net operating loss carryforwards of $2.2 billion, and state alternative minimum tax net operating loss carryforwards of $682 million. The loss carryforwards expire in varying amounts through 2020.

                                     III-21

--------------------------------------------------------------------------------
7. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

------------------------------------------------------------------------------------------
                                              2000                        1999
                                   --------------------------- ---------------------------
                                   Sprint Sprint               Sprint Sprint
                                    FON     PCS                 FON     PCS
                        Maturing   Group   Group  Consolidated Group   Group  Consolidated
------------------------------------------------------------------------------------------
                                                         (millions)
Senior notes
 5.7% to 7.6%(/1/)    2001 to 2028 $1,105 $ 9,395   $10,500    $1,105 $ 8,145   $ 9,250
 8.1% to 9.8%         2000 to 2003    382     --        382       632     --        632
 11.0% to 12.5%(/2/)  2001 to 2006    --      776       607       --      734       584

Debentures and notes
 5.8% to 9.6%         2000 to 2022    500     --        500       565     --        565

Notes payable and
 commercial paper         --          157   3,797     3,954       294   1,971     2,265

First mortgage bonds
 5.9% to 9.9%         2000 to 2025  1,085     --      1,085     1,295     --      1,295

Capital lease
 obligations
 5.2% to 14.0%        2000 to 2008     61     408       469        69     486       555

Revolving credit
 facilities
 Variable rates           2002        900     --        900       900      --       900

Other
 2.0% to 10.0%        2000 to 2006    318       4       322       573     153       726
------------------------------------------------------------------------------------------
                                    4,508  14,380    18,719     5,433  11,489    16,772
Less: current
 maturities(/2/)                    1,026     244     1,205       902     185     1,087
------------------------------------------------------------------------------------------

Long-term debt and
 capital lease
 obligations(/2/)                  $3,482 $14,136   $17,514    $4,531 $11,304   $15,685
                                    ------------------------------------------------------

(/1/) These borrowings were incurred by Sprint and allocated to the applicable
      Group. Sprint's weighted average interest rate related to these borrowings was 6.7% at year-end 2000 and 6.6% at year-end 1999. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.8% at year-end 2000 and 8.7% at year-end 1999. See Note 1 for a more detailed description of how Sprint allocates financing to each of the Groups.

(/2/) Consolidated debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. The FON Group had an investment in the PCS Group's Senior Discount notes totaling $169 million at year-end 2000, including $65 million classified as current, and $150 million at year-end 1999.

                                     III-22

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

-------------------------------
           Sprint Sprint
            FON    PCS
           Group  Group  Sprint
-------------------------------
                (millions)
2001(/1/)  $1,026 $  258 $1,214
2002        1,339  1,309  2,648
2003          372  1,060  1,432
2004          144  1,062  1,206
2005          122     61    183
-------------------------------

(/1/) The 2001 scheduled principal payments do not equal current maturities as these amounts reflect the maturity value of the scheduled payment on the PCS Group's Senior Discount notes.

Included in the above schedule are payments on PCS Group debt that are to be made in Japanese yen. The yen needed to satisfy the obligations is currently held on deposit by the PCS Group and included in "Other assets" on the PCS Group's Combined Balance Sheets. The scheduled yen payments included in the above schedule are $1 million in 2003, $20 million in 2004 and $43 million in 2005.

Sprint

Short-term Borrowings

Sprint had bank notes payable totaling $676 million at year-end 2000 and $670 million at year-end 1999. In addition, Sprint had commercial paper borrowings totaling $3.3 billion at year-end 2000 and $1.6 billion at year-end 1999. Though these borrowings are renewable at various dates throughout the year, they were classified as long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis through unused credit facilities and unissued debt under Sprint's shelf registration.

Sprint currently has revolving credit facilities with syndicates of domestic and international banks totaling $5 billion; $3 billion of which is a 364 day facility, renewed in August 2000, expiring in 2001, and $2 billion is a 5 year facility expiring in 2003. Commercial paper and certain bank notes are supported by Sprint's revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility which expires in 2002. At year-end 2000, Sprint had total unused lines of credit of $1.8 billion.

Bank notes outstanding had weighted average interest rates of 7.1% at year-end 2000 and 6.3% at year-end 1999. The weighted average interest rate of commercial paper was 7.5% at year-end 2000 and 6.4% at year-end 1999.

Long-term Debt

In June 2000, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. At year-end 2000, Sprint had issued a total of $2 billion of debt securities under the shelf. In January 2001, Sprint issued securities using the remaining amount of the shelf (see Note 14).

In June 1999, Sprint entered into a $1 billion financing agreement to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of its accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. At year-end 2000, Sprint had borrowed $900 million with a weighted average interest rate of 6.9% under this agreement. These borrowings mature in 2002.

Sprint PCS Group

In 2000, Sprint allocated $3.3 billion of debt to the PCS Group. This debt was mainly used to fund new capital investments and repay existing debt.

In the 2000 first quarter, Sprint repaid, prior to scheduled maturities, $127 million of the PCS Group's notes payable to the FCC. These notes had an interest rate of 7.8%. This resulted in a $3 million after-tax extraordinary loss.

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

Other

Sprint, including the PCS Group, had complied with all restrictive or financial covenants relating to its debt arrangements at year-end 2000.

                                     III-23

--------------------------------------------------------------------------------
8. Group Equity
--------------------------------------------------------------------------------

----------------------------------------------------------
                                    2000    1999    1998
----------------------------------------------------------
                                        (millions)
Beginning balance                  $3,320  $3,755  $1,386
Net loss                           (1,871) (2,502) (1,121)
Dividends                             (14)    (15)     (2)
Common stock issued                   230   2,064   3,285
Tax benefit of stock compensation     148      31     --
Preferred stock issued                --      --      247
Preferred intergroup interest         --      --      279
Contributions from the FON Group      --      --      146
Equity transfers to the FON Group     --      --     (460)
Other comprehensive income (loss)     (2)       5     --
Other, net                             81     (18)     (5)
----------------------------------------------------------
Ending balance                     $1,892  $3,320  $3,755
                     -------------------------------------

--------------------------------------------------------------------------------
9. Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

PCS shareholders are subject to all of the risks related to an investment in Sprint and the PCS Group, including the effects of any legal proceedings and claims against the FON Group.

In December 2000, Amalgamated Bank, an institutional shareholder, filed a derivative action purportedly on behalf of Sprint against certain of its current and former officers and directors in the Jackson County, Missouri, Circuit Court. The complaint alleges that the individual defendants breached their fiduciary duties to Sprint and were unjustly enriched by making undisclosed amendments to Sprint's stock option plans, by failing to disclose certain information concerning regulatory approval of the proposed merger of Sprint and WorldCom, and by overstating Sprint's earnings for the first quarter of 2000. The plaintiff seeks damages, to be paid to Sprint, in an unspecified amount. Two additional, substantially identical, derivative actions by other shareholders have been filed.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to the PCS Group combined financial statements.

Commitments

The PCS Group has purchase commitments with various vendors to purchase handsets and other equipment through 2001. Outstanding commitments at year-end 2000 were approximately $830 million. Purchases under these commitments during 2000 totaled approximately $2 million.

Operating Leases

The PCS Group's minimum rental commitments at year-end 2000 for all noncancelable operating leases, consisting mainly of leases for cell and switch sites and office space, are as follows:

----------------------
            (millions)
2001           $205
2002            157
2003            108
2004             70
2005             26
Thereafter       63
----------------------

The PCS Group's gross rental expense totaled $400 million in 2000, $315 million in 1999 and $256 million in 1998. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
10. Financial Instruments
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of the PCS Group's financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values the PCS Group could realize in a current market exchange. Although management is not aware of any factors that would affect the year-end 2000 estimated fair values, those amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, estimates of fair value after year-end 2000 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of the PCS Group's financial instruments at year-end were as follows:

-----------------------------------------------------------------
                                                     2000
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                          $   117   $   117
Long-term debt and capital lease obligations   14,380    13,741
-----------------------------------------------------------------

                                     III-24

-----------------------------------------------------------------
                                                     1999
                                              -------------------
                                              Carrying Estimated
                                               Amount  Fair Value
-----------------------------------------------------------------
                                                  (millions)
Cash and equivalents                          $    16   $    16
Investment in equity securities                     9         9
Long-term debt and capital lease obligations   11,489    11,054
-----------------------------------------------------------------

The carrying amounts of the PCS Group's cash and equivalents approximate fair value at year-end 2000 and 1999. The estimated fair value of investments in equity securities was based on quoted market prices. The estimated fair value of the PCS Group's long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved.

Concentrations of Credit Risk

The PCS Group's accounts receivable are not subject to any concentration of credit risk.

Interest Rate Swap Agreements

In 1998, Sprint deferred losses from the termination of interest rate swap agreements used to hedge a portion of a $5.0 billion debt offering. These losses, totaling $75 million, were allocated to the PCS Group and are being amortized to interest expense using the effective interest method over the term of the debt. At year-end 2000, the remaining unamortized deferred loss totaled $61 million.

--------------------------------------------------------------------------------
11. Additional Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

The PCS Group's cash paid (received) for interest and income taxes was as follows:

-----------------------------------------------------------
                                        2000   1999   1998
-----------------------------------------------------------
                                           (millions)
Interest (net of capitalized interest)  $ 909  $ 632  $--
                        -----------------------------------
Income taxes                            $(872) $(764) $(20)
                        -----------------------------------

Noncash activities for the PCS Group included the following:

----------------------------------------------------------------------------
                                                          2000  1999   1998
----------------------------------------------------------------------------
                                                              (millions)
Tax benefit from stock options exercised                  $148 $   31 $  --
                      ------------------------------------------------------
Stock received for stock options exercised                $ 40 $   40 $  --
                      ------------------------------------------------------
Common stock issued under employee benefit stock plans    $149 $   49 $  --
                      ------------------------------------------------------
Capital lease obligations                                 $--  $   36 $  460
                      ------------------------------------------------------
Common stock issued for Cox PCS acquisition               $--  $1,146 $  --
                      ------------------------------------------------------
Common stock issued to the Cable Partners to purchase
 Sprint PCS                                               $--  $  --  $3,200
                      ------------------------------------------------------
Preferred stock issued to the Cable Partners in exchange
 for interim financing                                    $--  $  --  $  247
                      ------------------------------------------------------
Conversion of interim financing to preferred intergroup
 interest                                                 $--  $  --  $  279
                      ------------------------------------------------------

See Note 2 for more details about the assets and liabilities acquired in the Cox PCS purchase and the PCS Restructuring.

Intergroup Investments and Transactions

Sprint FON Group Investments in the Sprint PCS Group

The following table reflects the FON Group's investments in the PCS Group, which have been eliminated in Sprint's consolidated financial statements:

-----------------------------------------------------
                                          2000  1999
-----------------------------------------------------
                                          (millions)
Common and preferred intergroup interest  $ 260 $ 262
Investment in debt securities               188   169
-----------------------------------------------------
Total                                     $ 448 $ 431
                             ------------------------

Common Intergroup Interest

The FON Group received a 1% intergroup interest in the PCS Group at the time of the PCS Restructuring and Recapitalization. Subsequently, PCS shares representing the intergroup interest were issued to FON Group employees, exhausting the FON Group's interest in the PCS Group in January 2000.

The FON Group's share of the PCS Group's net loss totaled $13 million in 1999 and $6 million from the date of the PCS Restructuring to year-end 1998 and was included in "Other income, net" in the Sprint FON Group Combined Statements of Operations. As the intergroup interest was exhausted in 2000, no additional PCS Group losses were recognized by the FON Group in 2000.

                                     III-25

Preferred Intergroup Interest

The FON Group provided Sprint PCS and the PCS Group with interim financing from the date the PCS Restructuring agreement was signed in May 1998 until it was completed in November 1998. As part of the PCS Restructuring, Sprint converted this financing, totaling $279 million, into an intergroup interest representing
0.3 million shares of 10-year PCS preferred stock convertible into a PCS common intergroup interest. The PCS Group paid the FON Group dividends on the preferred intergroup interest of $8 million in 2000 and 1999 and $1 million in 1998.

Long-term Loans

Sprint provided Sprint PCS with additional interim financing of $180 million from May 1998 through November 1998. This loan was repaid in 1999.

Intergroup Interest Expense

The difference between Sprint's actual interest costs and the interest costs charged to the PCS Group on allocated debt totaled $235 million in 2000, $167 million in 1999 and $11 million in 1998. Additionally, the PCS Group incurred intergroup interest expense of $19 million in 2000, $16 million in 1999 and $15 million in 1998 related to the FON Group's investment in PCS Group debt securities. These amounts are included in "Interest expense" in the Sprint PCS Group Combined Statements of Operations. See Note 1 for a more detailed description of how Sprint allocates interest expense to each of the Groups.

Intergroup Transactions

The PCS Group uses the long distance operation as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Charges to the PCS Group for these items totaled $396 million in 2000, $280 million in 1999 and $21 million from the PCS Restructuring date to year-end 1998.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $35 million in 2000 and $4 million in 1999.

The FON Group provides management, printing, mailing and warehousing services to the PCS Group. Charges to the PCS Group for these services totaled $150 million in 2000, $65 million in 1999 and $5 million from the PCS Restructuring date to year-end 1998.

Related Party Transactions

Sprint PCS Group

The Cable Partners advanced PhillieCo $26 million in 1998. These advances were repaid in the 1999 first quarter.

Sprint PCS

The following discussion reflects related party transactions between Sprint and Sprint PCS prior to the PCS Restructuring:

Sprint provided Sprint PCS with billing and operator services, and switching equipment. Sprint PCS also used the long distance operation as its interexchange carrier. Charges to Sprint PCS for these services totaled $104 million in 1998.

Sprint provided management, printing, mailing and warehousing services to Sprint PCS. Charges to Sprint PCS for these services totaled $25 million in 1998.

Sprint had a vendor financing loan to Sprint PCS for $300 million at year-end 1997 which was repaid in 1998. Sprint also loaned Sprint PCS $114 million in 1998, which was repaid in the 1999 first quarter.

Major Customer

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 25% of net operating revenues in 2000, 28% in 1999 and 25% in 1998.

--------------------------------------------------------------------------------
12. Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When this statement was adopted in January 2001, it had no material impact on the PCS Group's combined financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on the PCS Group's combined financial statements.

                                     III-26

--------------------------------------------------------------------------------
13. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                          Quarter
                                                ------------------------------
2000                                             1st     2nd     3rd     4th
-------------------------------------------------------------------------------
                                                (millions, except per share
                                                           data)
Net operating revenues(/1/)                     $1,220  $1,476  $1,707  $1,938
Operating loss                                    (602)   (469)   (367)   (490)
Loss before extraordinary items                   (510)   (456)   (390)   (512)
Net loss                                          (513)   (456)   (390)   (512)
Diluted and basic loss per common share before
 extraordinary items                             (0.54)  (0.48)  (0.41)  (0.53)

                                                          Quarter
                                                ------------------------------
1999                                             1st     2nd     3rd     4th
-------------------------------------------------------------------------------
                                                (millions, except per share
                                                           data)
Net operating revenues(/1/)                     $  637  $  780  $  901  $1,055
Operating loss                                    (827)   (708)   (790)   (912)
Loss before extraordinary items                   (605)   (555)   (615)   (706)
Net loss                                          (626)   (555)   (615)   (706)
Diluted and basic loss per common share before
 extraordinary items(/2/)                        (0.71)  (0.61)  (0.65)  (0.75)

(/1/) Certain reclassifications were made between net operating revenues and operating expenses from amounts reported in the 2000 quarterly reports on Form 10-Q to conform to industry events or practices. These reclassifications had no impact on operating loss as previously reported. Additionally, in the 2000 fourth quarter, the PCS Group adopted SEC Staff Accounting Bulletin No. 101, "Revenue recognition in Financial Statements," (SAB 101). As required by SAB 101, 2000 net operating revenues have been restated from amounts reported in the 2000 quarterly reports on Form 10-Q. Net operating revenues were unchanged in the 2000 first quarter and reduced by $32 million in the 2000 second quarter and $36 million in the 2000 third quarter.

(/2/) In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS stock. PCS Group loss per share for prior periods have been restated to reflect this stock split.

--------------------------------------------------------------------------------
14. Subsequent Event (Unaudited)
--------------------------------------------------------------------------------

In January 2001, Sprint issued $2.4 billion of debt securities. Sprint had $2 billion of unissued securities under its existing shelf registration statement with the SEC, and registered an additional $400 million prior to the issuance. These borrowings have interest rates ranging from 7.1% to 7.6% and have scheduled maturities in 2006 and 2011. The proceeds were allocated to the PCS Group and used mainly to repay existing debt.


                                     III-27

                                SPRINT PCS GROUP

            SCHEDULE II--COMBINED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2000, 1999 and 1998

                                             Additions
                                   -------------------------------
                          Balance                 Charged Charged                 Balance
                         Beginning      PCS         to    to Other   Other        End of
                          of Year  Restructuring  Income  Accounts Deductions      Year
-----------------------------------------------------------------------------------------
                                                 (millions)
2000
 Allowance for doubtful
  accounts                 $ 46        $--         $252     $  9     $(211)(/3/)   $ 96
                         ----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $283        $--         $ 39     $  3     $ --          $325
                         ----------------------------------------------------------------
1999
 Allowance for doubtful
  accounts                 $  7        $--         $201     $  4     $(166)(/3/)   $ 46
                         ----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $245        $--         $ 47     $--      $  (9)        $283
                         ----------------------------------------------------------------
1998
 Allowance for doubtful
  accounts                 $--         $  8(/1/)   $  2     $--      $  (3)(/3/)   $  7
                         ----------------------------------------------------------------
 Valuation allowance--
  deferred income tax
  assets                   $--         $229(/2/)   $--      $ 16     $ --          $245
                         ----------------------------------------------------------------

(/1/) As discussed in Note 1 of the Notes to Combined Financial Statements, the
      PCS Group's assets and liabilities were recorded at their fair values on the PCS Restructuring date. Therefore, the data presented in this schedule reflects activity since the PCS Restructuring.

(/2/) Represents a valuation allowance for deferred income tax assets recorded in connection with the PCS Restructuring.

(/3/) Accounts written off, net of recoveries.

                                     III-28