Form 10-K/A
period 2000-12-31
SPRINT CORP
filed 2001-05-15
CIK 101830

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended         December 31, 2000
                         ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from____________________to____________________

Commission file number         1-04721
                      ---------------------------------------------------------

                              SPRINT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                KANSAS                                        48-0457967
-----------------------------------------------   ---------------------------
        (State or other jurisdiction of                       (IRS Employer
         incorporation or organization)                   Identification No.)


     P.O. Box 11315, Kansas City, Missouri                        64112
-----------------------------------------------   ---------------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (913) 624-3000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                                        Name of each exchange on which registered
--------------------------------------------------------           ------------------------------------------------------------
FON Common Stock, Series 1, $2.00 par value, and FON                    New York Stock Exchange
 Group Rights
PCS Common Stock, Series 1, $1.00 par value, and PCS                    New York Stock Exchange
 Group Rights
Guarantees of Sprint Capital Corporation 6.875% Notes                   New York Stock Exchange
 due 2028

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.
                                         Yes  X      No ___
                                             ---

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

                     Documents incorporated by reference.
                     ------------------------------------

Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 2000, is incorporated by reference in Part III hereof.

                               EXPLANATORY NOTE



     Sprint Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") as set forth in this Annual Report on Form 10-K/A (the "Form 10-K/A"). This Form 10-K/A includes amendments to the following sections of the Form 10-K:

     .    Item 1.  Business;

     . Item 5. Market for Registrant's Common Equity and Related Stockholder Matters;

     .    Item 6.  Selected Financial Data;

     . Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;

     .    Item 8.  Financial Statements and Supplementary Data; and

     .    Annex II and Annex III.

     All other items of the Form 10-K are simply restated herein and have not been amended.

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

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with another backbone provider. Sprint is the nation's third-largest provider of long distance services and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, Sprint's local division currently serves approximately 8.3 million access lines in 18 states. Sprint also operates the only 100% digital personal communications service, or PCS, wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. Sprint owns PCS licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands.

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc. (TCI), Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued additional low vote PCS shares in exchange for this interest.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom (FT) and Deutsche Telekom AG (DT) entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

Operating Segments

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division and the product distribution and directory publishing businesses, and the PCS Group includes the PCS wireless telephony products and services business. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division and the product distribution and directory publishing businesses. For financial information relating to Sprint's segments, see Note 16 to Sprint's consolidated financial statements under Item 8-- Financial Statements and Supplementary Data in this Form 10-K/A.

During 2000, Sprint changed the FON Group's segment reporting to align financial reporting with changes in how Sprint manages the FON Group's operations and assesses its performance. As a result, all previously reported financial information relating to these segments has been restated to reflect the new composition of each segment.

Characteristics of Tracking Stock

FON common stock and PCS common stock are intended to reflect the performance of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, FON and PCS shareholders are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Shares of FON common stock and PCS common stock do not represent a direct legal interest in the assets and liabilities of the groups, as Sprint owns all of the assets and liabilities of both of the groups. Sprint's Board may, subject to the restrictions in Sprint's articles of incorporation, change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval.

Holders of FON and PCS common stock generally vote as a single class on all matters submitted to a vote of Sprint's shareholders, including the election of directors. The vote per share of the PCS stock is different from the vote of the FON stock. The FON stock has one vote per share. The vote of the PCS stock is based on the market price of a share of PCS stock relative to the market price of a share of FON stock for a period of time prior to the record date for a shareholders meeting. The shares of PCS stock held by the Cable Partners have 1/10 of the vote per share of the publicly traded PCS stock except where there is a class vote. The shares held by the Cable Partners convert into full voting PCS stock upon sale to the public.

The market price of the FON common stock may not accurately reflect the reported financial results and prospects of the FON Group or the dividend policies established by Sprint's Board of Directors with respect to the FON common stock. The market price of the PCS common stock may not accurately reflect the reported financial results and prospects of the PCS group or the dividend policies established by Sprint's Board with respect to the PCS common stock. Events affecting Sprint generally or the results of one group could adversely affect the results of operations of the other group or the market price of the stock tracking the other group. Net losses of either group, and dividends or distributions on, or repurchases of, one stock will reduce Sprint funds legally available for dividends on both stocks. Debt incurred by either group could affect the credit rating of Sprint as a whole and increase borrowing costs for both groups.

Holders of one of the stocks may have different or conflicting interests from the holders of the other stock. For example, conflicts could arise with respect to decisions by the Sprint Board to (1) convert the outstanding shares of PCS stock into shares of FON stock, (2) sell assets of a group to a third party, (3) transfer assets from one group to the other group, (4) formulate public policy positions which could have an unequal effect on the interests of the FON Group and the PCS Group, (5) allocate consideration in a merger to holders of FON stock or PCS stock, and (6) make operational and financial decisions with respect to one group that could be considered to be detrimental to the other group. Material conflicts are addressed in accordance with the Tracking Stock Policies adopted by the Sprint Board. In addition, the Board has appointed a committee of its members (the Capital Stock Committee) to interpret and oversee the implementation of these policies.

Under the applicable corporate law, Sprint's Board owes its fiduciary duties to all of Sprint's shareholders. Neither the FON Group nor the PCS Group has a separate board of directors to represent solely the interests of the holders of FON common stock or PCS common stock. Consequently, there is no board of directors that owes separate duties to the holders of either the FON common stock or the PCS common stock. The Tracking Stock Policies provide that the Board, in resolving material matters in which the holders of FON common stock and PCS common stock have potentially divergent interests, will act in the best interests of Sprint and all of its common shareholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of Sprint common stock. The Tracking Stock Policies may be changed by the Board without shareholder approval.

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

Global Markets Division

The global markets division's financial performance for 2000, 1999 and 1998 is summarized as follows:

-----------------------------------------------------------------------------
                                       2000             1999             1998
-----------------------------------------------------------------------------
                                               (millions)
Net operating revenues        $      10,528    $      10,308    $       9,541
                          ---------------------------------------------------
Operating income/(1)/         $         585    $       1,175    $       1,190
                          ---------------------------------------------------


/(1)/ Includes a $238 million nonrecurring asset write-down in 2000.


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

Strategy

In order to achieve profitable market share growth in an increasingly competitive long distance communications environment, the global markets division intends to leverage its principal strategic assets: its high-capacity national fiber-optic network, its tier one Internet Protocol network, its large base of business and residential customers, its established national brand, and offerings available from other FON Group operating entities and the PCS Group. The long distance operation will focus on expanding its presence in the high-growth data communications markets and intends to become the provider of choice for delivery of end-to-end service to business and residential customers. The FON Group continues to deploy network and systems infrastructure which provides reliability, cost effectiveness and technological improvements. In order to create integrated product offerings for its customers, the FON Group is solidifying the linkage of its long distance operation with Sprint's other operations such as the local division and the PCS Group.

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

LTD's financial performance for 2000, 1999 and 1998 is summarized as follows:

-----------------------------------------------------------------------------
                                       2000             1999             1998
-----------------------------------------------------------------------------
                                               (millions)
Net operating
 revenues                     $       6,155    $       5,958    $       5,599
                          ---------------------------------------------------
Operating income              $       1,763    $       1,553    $       1,401
                          ---------------------------------------------------


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

Strategy

LTD has embarked on a growth strategy whereby it will aggressively market to its local customers Sprint's entire product portfolio as well as its core product line of advanced network features and data products. LTD also supports the FON Group's initiatives with Sprint ION. See "Global Markets Division--Strategy" for more details.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

The financial performance for the product distribution and directory publishing businesses for 2000, 1999 and 1998 is summarized as follows:

-----------------------------------------------------------------------------
                                       2000             1999             1998
-----------------------------------------------------------------------------
                                               (millions)
Net operating
 revenues                     $       1,936    $       1,758    $       1,709
                          ---------------------------------------------------
Operating income              $         284    $         242    $         231
                          ---------------------------------------------------


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

The financial performance for the PCS Group for 2000, 1999 and 1998 is summarized as follows:


-------------------------------------------------------------------------------
                                       2000              1999              1998
-------------------------------------------------------------------------------
                                                (millions)
Net operating
 revenues/(1)/                $       6,341     $       3,373     $       1,294
                          -----------------------------------------------------
Operating loss/(1),(2)/       $      (1,928)    $      (3,237)    $      (2,570)
                          -----------------------------------------------------
Other partners' loss in
 Sprint PCS                   $           -     $           -     $       1,251
                          -----------------------------------------------------

/(1)/ The PCS Group's 1998 results of operations included SprintCom's operating results as well as Sprint PCS' operating results on a consolidated basis for the entire year.

/(2)/ Includes a $24 million charge in 2000 for costs associated with the terminated merger between Sprint and WorldCom and a nonrecurring charge to write-off $179 million of acquired in-process research and development costs related to the PCS Restructuring in 1998. For further discussion, see the PCS Group's "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

Information as to Business Segments

For information required by this section, refer to Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to Note 16 of Sprint's "Notes to Consolidated Financial Statements" section of the Financial Statements filed as part of this document.

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

-----------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 2000.


Item 10(b). Executive Officers of the Registrant

Office                                                                                   Name                                Age
------------------------------------------------------------------     ---------------------------------                   -------
Chairman and Chief Executive Officer                                     William T. Esrey                       (1)             61
President and Chief Operating Officer                                    Ronald T. LeMay                        (2)             55
President--Local Telecommunications Division                             Michael B. Fuller                      (3)             56
President--Technology Services                                           Don G. Hallacy                         (4)             44
President--National Integrated Services                                  Arthur A. Kurtze                       (5)             56
President--Global Markets Group                                          Len J. Lauer                           (6)             43
President--Sprint PCS                                                    Charles E. Levine                      (7)             47
Executive Vice President--General Counsel and External Affairs           J. Richard Devlin                      (8)             50
Executive Vice President--Chief Financial Officer                        Arthur B. Krause                       (9)             59
Senior Vice President and Treasurer                                      Gene M. Betts                         (10)             48
Senior Vice President--Public Affairs and Brand Management               Forrest E. Mattix                     (11)             47
Senior Vice President and Controller                                     John P. Meyer                         (12)             50
Senior Vice President--Strategic Planning/Corporate Development          Liane J. Pelletier                    (13)             43
Senior Vice President--Human Resources                                   I. Benjamin Watson                    (14)             52

/(1)/ Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive Officer and a member of the Board of Directors in 1985.

/(2)/ Mr. LeMay was first elected President and Chief Operating Officer in 1996. From July 1997 to October 1997, he served as Chairman and Chief Executive Officer of Waste Management, Inc., a provider of comprehensive waste management services. He was re-elected President and Chief Operating Officer of Sprint effective October 1997. From 1995 to 1996 Mr. LeMay served as Vice Chairman of Sprint. He also served as Chief Executive Officer of Sprint Spectrum Holding Company from 1995 to 1996. Mr. LeMay served on Sprint's Board of Directors from 1993 until he went to work for Waste Management, Inc. He was re-elected to Sprint's Board of Directors in December 1997.

/(3)/ Mr. Fuller was elected President--Local Telecommunications Division in 1996. From 1990 to 1996, he served as President of United Telephone-- Midwest Group, an operating group of subsidiaries of Sprint.

/(4)/ Mr. Hallacy was elected President--Technology Services in October 2000. He had served as President of Sprint's Internet business unit since April 2000. Mr. Hallacy served as President and Chief Executive Officer of Eltrax Systems, Inc., a full service Internet application service provider, from April 1999 to April 2000. Prior to joining Eltrax, he had served since 1996 as a Vice President of Sprint/United Management Company, a subsidiary of Sprint. From 1995 to 1996, he was Assistant Vice President, Product Marketing for Sprint/United Management Company.

/(5)/ Mr. Kurtze was elected President--National Integrated Services in June 2000. He had served as Senior Vice President--One Sprint Strategic Development since February 1999. From 1995 to 1999, he served as Chief Operating Officer of Sprint Spectrum Holding Company.

/(6)/ Mr. Lauer became President--Global Markets Group in September 2000. He had been elected President--Sprint Business in June 2000. Mr. Lauer served as President--Consumer Services Group of Sprint/United Management Company from 1999 to 2000. He joined Sprint in 1998 as Senior Vice President--Quality, Development and Public Relations. From 1995 to 1998, he had been President and Chief Executive Officer of Bell Atlantic--New Jersey, a telecommunications company.

/(7)/ Mr. Levine was elected President--Sprint PCS in February 2001. He had served as Chief Operating Officer--PCS since October 2000. He had served as Chief Sales and Marketing Officer of Sprint Spectrum Holding Company since 1998. Mr. Levine joined Sprint Spectrum Holding Company in 1997 as Chief Marketing Officer. Before joining Sprint Spectrum Holding Company, he was President of Octel Link, a voice mail equipment and services provider, and Senior Vice President of Octel Services from 1994 to 1996.

/(8)/ Mr. Devlin was elected Executive Vice President--General Counsel and External Affairs in 1989.

/(9)/ Mr. Krause was elected Executive Vice President--Chief Financial Officer in 1988.

/(10)/ Mr. Betts was elected Senior Vice President in 1990.  He was elected
       Treasurer in December 1998.

/(11)/ Mr. Mattix was elected Senior Vice President--Public Affairs and Brand
       Management in August 2000. He had served as Chief Public Relations Officer of Sprint Spectrum Holding Company since 1996. Before joining Sprint Spectrum Holding Company, he was Vice President--Public Relations for US WEST Communications, Inc., a communications company.

/(12)/ Mr. Meyer was elected Senior Vice President--Controller in 1993.

/(13)/ Ms. Pelletier was elected Senior Vice President--Strategic
       Planning/Corporate Development in August 2000. She had served as Vice President--Corporate Strategy of Sprint/United Management Company since 1995.

/(14)/ Mr. Watson was elected Senior Vice President--Human Resources in 1993.


There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Part II

-----------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

Common Stock Data

---------------------------------------------------------------------------
                                            2000 Market Price
                               --------------------------------------------
                                                                     End
                                                                      of
                                 High               Low             Period
---------------------------------------------------------------------------

FON Stock,
Series 1
  First quarter                $  67.81          $  55.13          $  63.00
  Second quarter                  67.00             50.98             51.50
  Third quarter                   54.81             24.31             29.31
  Fourth quarter                  29.56             19.63             20.31

PCS Stock,
Series 1/(1)/
  First quarter                   66.94             42.56             65.50
  Second quarter                  66.00             44.06             59.50
  Third quarter                   65.88             27.81             35.13
  Fourth quarter                  39.19             19.38             20.44


---------------------------------------------------------------------------
                                            1999 Market Price
                               --------------------------------------------
                                                                     End
                                                                      of
                                 High               Low             Period
---------------------------------------------------------------------------

FON Stock,
Series 1/(2)/
  First quarter                $  50.34          $  36.88          $  49.06
  Second quarter                  57.47             48.63             53.00
  Third quarter                   55.69             42.63             54.25
  Fourth quarter                  75.94             54.00             67.31

PCS Stock,
Series 1/(1)/
  First quarter                   24.16             10.44             22.16
  Second quarter                  30.38             20.75             28.50
  Third quarter                   39.13             26.47             37.28
  Fourth quarter                  57.22             33.41             51.25


(1/)/ In the 2000 first quarter, Sprint effected a two-for-one stock split of its Sprint PCS common stock. Market prices prior to the split have been restated.

/(2)/ In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. Market prices prior to the split have been restated.

As of February 28, 2001, Sprint had approximately 71,000 FON stock, series 1 record holders, 64,000 PCS stock, series 1 record holders, two FON stock, series 3 record holders, four PCS stock, series 2 record holders, two PCS stock, series 3 record holders, and two Class A common stock record holders. The principal trading market for Sprint's FON stock, Series 1 and PCS stock, Series 1 is the New York Stock Exchange. The FON stock, Series 3, the PCS stock, Series 2 and 3 and the Class A common stock are not publicly traded. Adjusting for the effects of the two-for-one split of the FON Stock in the 1999 second quarter, Sprint paid a FON stock dividend of $0.125 per share in each of the quarters of 2000 and 1999. Sprint paid Class A common stock dividends of $0.125 per share in each of the quarters of 2000 and each of the last three quarters of 1999 and $0.25 per share in the first quarter of 1999. Sprint does not intend to pay dividends on the PCS stock in the foreseeable future.

=============================================================================================================================
Item 6.  Selected Financial Data
=============================================================================================================================
Consolidated Selected Financial Data
-----------------------------------------------------------------------------------------------------------------------------
                                                                2000       1999         1998/(1)/    1997/(1)/      1996/(1)/
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (millions, except per share data)
Results of Operations
-----------------------------------------------------------------------------------------------------------------------------
Net operating revenues                                         $ 23,613    $ 20,265      $ 17,144      $ 14,947      $ 13,874
Operating income (loss)                                             505        (307)          190         2,451         2,267
Income (Loss) from continuing operations                           (576)       (745)          585         1,094         1,253

Earnings per Share and Dividends
-----------------------------------------------------------------------------------------------------------------------------
Earnings per Sprint common share from
  continuing operations:/(2)/
         Diluted                                               $     NA    $     NA      $   2.19      $   2.51      $   2.93
         Basic                                                       NA          NA          2.23          2.54          2.97
Dividends per Sprint common share                                    NA          NA          0.75          1.00          1.00

Earnings (Loss) per Share and Dividends
-----------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per common share from
  continuing operations:/(2)/, /(3)/
      Sprint FON Group (diluted)                               $   1.45    $   1.97      $   0.18      $     NA      $     NA
      Sprint FON Group (basic)                                     1.47        2.01          0.18            NA            NA
      Sprint PCS Group (diluted and basic)                        (1.95)      (2.71)        (0.63)           NA            NA
Dividends per FON common share                                     0.50        0.50         0.125            NA            NA

Financial Position
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                   $ 42,601    $ 39,250      $ 33,257      $ 18,274      $ 16,915
Property, plant and equipment, net                               25,316      21,969        18,983        11,494        10,464
Total debt (including long-term borrowings and
    redeemable preferred stock)                                  18,975      17,028        12,445         3,891         3,086
Shareholders' equity                                             13,716      13,313        12,202         9,025         8,520

Cash Flow Data
-----------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities -- continuing
    operations/(4)/                                            $  4,315    $  1,952      $  4,199      $  3,372      $  2,404
Capital expenditures                                              7,152       6,114         4,231         2,863         2,434

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

/(1)/ Sprint's 1998 results of operations include Sprint PCS' operating results on a consolidated basis for the entire year. The cable partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Operations. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS Restructuring date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information.

/(2)/ As discussed in Note 1 of Notes to Consolidated Financial Statements, the
      Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

/(3)/ In the 2000 first quarter, Sprint effected a two-for-one stock split of Sprint's PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, diluted and basic earnings per common share and dividends for Sprint FON common stock and diluted and basic loss per common share for Sprint PCS common stock have been restated for periods before these stock splits.

/(4)/ The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

NA = Not applicable

=============================================================================================================================
Item 6.  Selected Financial Data (continued)
=============================================================================================================================
Consolidating Selected Financial Data
-----------------------------------------------------------------------------------------------------------------------------
                                                                2000       1999         1998/(1)/    1997/(1)/      1996/(1)/
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (millions, except per share data)
Results of Operations
-----------------------------------------------------------------------------------------------------------------------------
Net operating revenues
    Sprint FON Group                                           $ 17,688    $ 17,160      $ 15,958      $ 14,947      $ 13,874
    Sprint PCS Group                                              6,341       3,373         1,294             -             -
    Eliminations                                                   (416)       (268)         (108)            -             -
                                                            -----------------------------------------------------------------
    Consolidated                                               $ 23,613    $ 20,265      $ 17,144      $ 14,947      $ 13,874
                                                            =================================================================

Operating income (loss)/(3)/
    Sprint FON Group                                           $  2,433    $  2,930      $  2,760      $  2,470      $  2,268
    Sprint PCS Group                                             (1,928)     (3,237)       (2,570)          (19)           (1)
                                                            -----------------------------------------------------------------
    Consolidated                                               $    505    $   (307)     $    190      $  2,451      $  2,267
                                                            =================================================================

Income (Loss) from continuing operations
    Sprint FON Group                                           $  1,292    $  1,736      $  1,675      $  1,513      $  1,373
    Sprint PCS Group                                             (1,868)     (2,481)       (1,090)         (419)         (120)
                                                            -----------------------------------------------------------------
    Consolidated                                               $   (576)   $   (745)     $    585      $  1,094      $  1,253
                                                            =================================================================

Earnings per Share and Dividends
-----------------------------------------------------------------------------------------------------------------------------
Earnings per Sprint common share from
  continuing operations:/(2)/, /(3)/, /(4)/
         Diluted                                              $      NA    $     NA      $   2.19      $   2.51      $   2.93
         Basic                                                       NA          NA          2.23          2.54          2.97
Dividends per Sprint common share                             $      NA    $     NA      $   0.75      $   1.00      $   1.00

Earnings (Loss) per Share and Dividends
-----------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per common share from
  continuing operations:/(2)/, /(3)/, /(4)/, /(5)/
      Sprint FON Group (diluted)                               $   1.45    $   1.97      $   0.18      $     NA      $     NA
      Sprint FON Group (basic)                                     1.47        2.01          0.18            NA            NA
      Sprint PCS Group (diluted and basic)                        (1.95)      (2.71)        (0.63)           NA            NA
Dividends per FON common share                                 $   0.50    $   0.50      $  0.125      $     NA      $     NA

Financial Position
-----------------------------------------------------------------------------------------------------------------------------
Total assets
    Sprint FON Group                                           $ 23,649    $ 21,803      $ 19,001      $ 16,581      $ 15,655
    Sprint PCS Group                                             19,763      17,924        15,165         1,703         1,260
    Eliminations                                                   (811)       (477)         (909)          (10)            -
                                                            -----------------------------------------------------------------
    Consolidated                                               $ 42,601    $ 39,250      $ 33,257      $ 18,274      $ 16,915
                                                            =================================================================

Property, plant and equipment, net
    Sprint FON Group                                           $ 15,833    $ 14,002      $ 12,464      $ 11,307      $ 10,464
    Sprint PCS Group                                              9,522       7,996         6,535           187             -
    Eliminations                                                    (39)        (29)          (16)            -             -
                                                            -----------------------------------------------------------------
    Consolidated                                               $ 25,316    $ 21,969      $ 18,983      $ 11,494      $ 10,464
                                                            =================================================================

Total debt (including long-term borrowings and
    redeemable preferred stock)
    Sprint FON Group                                           $  4,518    $  5,443      $  4,452      $  3,891      $  3,086
    Sprint PCS Group                                             14,906      12,015         8,721             -             -
    Eliminations                                                   (449)       (430)         (728)            -             -
                                                            -----------------------------------------------------------------
    Consolidated                                               $ 18,975    $ 17,028      $ 12,445      $  3,891      $  3,086
                                                            =================================================================

Shareholders' equity
    Sprint FON Group                                           $ 12,343    $ 10,514      $  9,024      $  7,639      $  7,332
    Sprint PCS Group                                              1,366       2,794         3,229         1,386         1,188
    Eliminations                                                      7           5           (51)            -             -
                                                            -----------------------------------------------------------------
    Consolidated                                               $ 13,716    $ 13,313      $ 12,202      $  9,025      $  8,520
                                                            =================================================================

Cash Flow Data
-----------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities -- continuing
    operations/(6)/
    Sprint FON Group                                           $  4,323    $  3,713      $  3,915      $  2,899      $  2,267
    Sprint PCS Group                                                 (8)     (1,692)         (159)           38            (1)
    Eliminations                                                      -         (69)          443           435           138
                                                            -----------------------------------------------------------------
    Consolidated                                               $  4,315    $  1,952      $  4,199      $  3,372      $  2,404
                                                            =================================================================

Capital expenditures
    Sprint FON Group                                           $  4,105    $  3,534      $  3,159      $  2,709      $  2,434
    Sprint PCS Group                                              3,047       2,580         1,072           154             -
                                                            -----------------------------------------------------------------
    Consolidated                                               $  7,152    $  6,114      $  4,231      $  2,863      $  2,434
                                                            =================================================================

--------------------------------------------------------------------------------
Item 6.  Selected Financial Data (continued)
--------------------------------------------------------------------------------

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

/(1)/ Sprint's 1998 results of operations include Sprint PCS' operating results on a consolidated basis for the entire year. The cable partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the Consolidated Statements of Operations. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS Restructuring date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information.

/(2)/ As discussed in Note 1 of Notes to Consolidated Financial Statements, the
      Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

/(3)/ In 2000, the FON Group recorded a nonrecurring charge of $238 million, which principally represents a write-down of goodwill, and a $163 million nonrecurring charge for costs associated with the proposed WorldCom merger, which was terminated. The PCS Group recorded costs associated with the terminated WorldCom merger of $24 million. These charges reduced operating income by $425 million and increased the loss from continuing operations by $273 million. In 1998, the PCS Group recorded a nonrecurring charge to write off $179 million of acquired in-process research and development costs related to the PCS Restructuring. This charge reduced operating income and income from continuing operations by $179 million. The FON Group recorded nonrecurring charges of $20 million in 1997 and $60 million in 1996 related to litigation within the global markets division. These charges reduced income from continuing operations by $13 million in 1997 and $36 million in 1996.

/(4)/ In 2000, the FON Group recorded nonrecurring charges of $122 million related to write-downs of certain equity investments. These charges increased the loss from continuing operations by $109 million. Also in 2000, the FON Group recorded net nonrecurring gains of $71 million from the sale of an independent directory publishing operation and from investment activities, which reduced the loss from continuing operations by $44 million. In 2000, the PCS Group recorded a net nonrecurring gain of $28 million from the sale of customers and network infrastructure to a PCS affiliate. This gain reduced the loss from continuing operations by $18 million. In 1999, the FON Group recorded net nonrecurring gains of $54 million from investment activities which reduced the loss from continuing operations by $35 million. In 1998, the FON Group recorded net nonrecurring gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, the FON Group recorded nonrecurring gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million.

/(5)/ In the 2000 first quarter, Sprint effected a two-for-one stock split of Sprint's PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, diluted and basic earnings per common share and dividends for Sprint FON common stock and diluted and basic loss per common share for Sprint PCS common stock have been restated for periods before these stock splits.

/(6)/ The 1996 amount was reduced by $600 million for cash required to terminate an accounts receivable sales agreement.

NA = Not applicable

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------

Sprint includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

     . the effects of vigorous competition in the markets in which Sprint operates;
     . the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;
     . the ability of the PCS Group to continue to grow a significant market presence;
     . the effects of mergers and consolidations within the telecommunications industry;
     .    the uncertainties related to Sprint's strategic investments;
     . the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
     .    unexpected results of litigation filed against Sprint;
     . the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
     . other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission.

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

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with another backbone provider. Sprint is the nation's third-largest provider of long distance services and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, the local division currently serves approximately 8.3 million access lines in 18 states. Sprint also operates the only 100% digital PCS, wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. Sprint owns PCS licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands.

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

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued additional low vote PCS shares in exchange for this interest.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by FT and DT entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their voting power in Sprint (Top-up).

Operating Segments

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division and the product distribution and directory publishing businesses, and the PCS Group includes the PCS wireless telephony products and services business. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division and the product distribution and directory publishing businesses.

During 2000, Sprint changed the FON Group's segment reporting to align financial reporting with changes in how Sprint manages the FON Group's operations and assesses its performance. As a result, all previously reported financial information relating to these segments has been restated to reflect the new composition of each segment.

Board Discretion Regarding Tracking Stocks

Sprint's Board has the discretion to, among other things, make operating and financial decisions that could favor one group over the other and, subject to the restrictions in Sprint's articles of incorporation, to change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without stockholder approval. Under the applicable corporate law, Sprint's Board owes its fiduciary duties to all of Sprint's shareholders and there is no board of directors that owes separate duties to the holders of either the FON common stock or the PCS common stock. The Tracking Stock Policies provide that the Board, in resolving material matters in which the holders of FON common stock and PCS common stock have potentially divergent interests, will act in the best interests of Sprint and all of its common shareholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of Sprint common stock. These policies may be changed by the Board without shareholder approval. Given the Board's discretion in these matters, it may be difficult to assess the future prospects of each Group based on past performance.

The FON Group and PCS Group are part of Sprint and, as a result, separate financial statements for the Groups are not required. Sprint has, however, included as Annex I and Annex II to this Form 10-K/A additional financial information relating to each Group to help investors assess the financial performance of the tracked businesses.

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; Internet; data communications such as frame relay access and transport, web hosting, virtual private networks, and managed security services; and broadband services.

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

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Total net operating revenues were as follows:

--------------------------------------------------------------------------------
                                            2000        1999        1998
--------------------------------------------------------------------------------
                                                   (millions)

FON Group                             $   17,688  $   17,160   $  15,958
PCS Group                                  6,341       3,373       1,294
Intergroup
   eliminations                             (416)       (268)       (108)
--------------------------------------------------------------------------------
Net operating
   revenues                           $   23,613  $   20,265   $  17,144
                     ===========================================================


Income (Loss) from continuing operations was as follows:

--------------------------------------------------------------------------------
                                               2000        1999       1998
--------------------------------------------------------------------------------
                                                       (millions)

FON Group                                $    1,292  $    1,736   $  1,675
PCS Group                                    (1,868)     (2,481)    (1,090)
--------------------------------------------------------------------------------
Income (Loss) from
   continuing
   operations                            $     (576) $     (745)  $    585
                     ===========================================================

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

Income (loss) from continuing operations as presented in the above table includes nonrecurring items. In the 2000 fourth quarter, Sprint completed analyses of the valuation of various FON Group assets and equity method investments resulting from its reassessment of the FON Group's business strategies in response to changes in the overall telecommunications industry. These analyses resulted in nonrecurring charges of $152 million primarily related to a write-down of goodwill associated with the FON Group's Paranet operations, which declined significantly, $87 million for the write-down of the FON Group's equity method investment in Call-Net, which had an other than temporary decline in market value, and $22 million for the write-down of certain FON Group investment securities, which had an other than temporary decline in market value.

The 2000 nonrecurring items also include charges of $121 million for costs associated with the terminated WorldCom merger, net gains of $44 million from the sale of an independent directory publishing operation and investment activities in the FON Group, and an $18 million gain from the sale of customers and network infrastructure to a PCS affiliate. 1999 includes a gain of $35 million from investment activities in the FON Group. 1998 includes a charge to write-off $179 million of acquired in-process research and development costs related to the PCS restructuring, and a gain of $62 million mainly from the sale of local exchanges by the FON group.

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

Global Markets Division

------------------------------------------------------------------------
                                              2000       1999       1998
------------------------------------------------------------------------
                                                    (millions)
Net operating revenues
   Voice                               $     7,094  $   7,445  $  7,079
   Data                                      1,937      1,696     1,396
   Internet                                    920        615       434
   Other                                       577        552       632
-----------------------------------------------------------------------
Total net operating
   revenues                                 10,528     10,308     9,541
-----------------------------------------------------------------------

Operating expenses
  Costs of services
     and products                            5,558      4,947     4,784
  Selling, general and
     administrative                          3,026      3,141     2,639
  Depreciation and
     amortization                            1,121      1,045       928
  Asset write-down                             238          -         -
-----------------------------------------------------------------------

Total operating
   expenses                                  9,943      9,133     8,351
-----------------------------------------------------------------------

Operating income                       $       585  $   1,175  $  1,190
                                       ================================

Operating margin                               5.6%      11.4%     12.5%
                                       ================================

Capital expenditures                   $     2,294  $   1,774  $  1,518
                                       ================================


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

Local Division

--------------------------------------------------------------------------------
                                                   2000        1999       1998
--------------------------------------------------------------------------------
                                                          (millions)

Net operating revenues
   Local service                               $  2,846    $  2,677   $   2,469
   Network access                                 1,987       1,918       1,894
   Toll service                                     717         611         503
   Other                                            605         752         733
--------------------------------------------------------------------------------

Total net operating
   revenues                                       6,155       5,958       5,599
--------------------------------------------------------------------------------

Operating expenses
  Costs of services
     and products                                 1,965       2,016       1,889
   Selling, general and
     administrative                               1,288       1,320       1,325
   Depreciation and
     amortization                                 1,139       1,069         984
--------------------------------------------------------------------------------

Total operating
   expenses                                       4,392       4,405       4,198
--------------------------------------------------------------------------------

Operating income                               $  1,763    $  1,553   $   1,401
                                               =================================

Operating margin                                   28.6%       26.1%       25.0%
                                               =================================

Capital expenditures                           $  1,371    $  1,354   $   1,374
                                               =================================


Beginning in July 2000, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The main effect of this change was a reduction in the local division's "Net Operating Revenues--Other Revenues." In addition, Sprint's local division transferred a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter and sold approximately 81,000 access lines in Illinois in November 1998. For comparative purposes, the following discussion of local division results assumes the transfer pricing change, the transfer of the customer service and telemarketing organization, and the sale of exchanges occurred at the beginning of 1998. Adjusting for these changes, operating margins would have been 28.4% in 2000, 25.7% in 1999 and 24.4% in 1998.

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

Product Distribution and Directory Publishing Businesses

--------------------------------------------------------------------------------
                                                    2000       1999       1998
--------------------------------------------------------------------------------
                                                          (millions)
Net operating
   revenues                                    $   1,936  $   1,758   $  1,709
------------------------------------------------------------------------------

Operating expenses
  Costs of services
    and products                                   1,460      1,345      1,330
  Selling, general and
    administrative                                   176        154        135
  Depreciation and
    amortization                                      16         17         13
------------------------------------------------------------------------------

Total operating
   expenses                                        1,652      1,516      1,478
------------------------------------------------------------------------------


Operating income                               $     284  $     242   $    231
                                               ===============================

Operating margin                                    14.7%      13.8%      13.5%
                                               ===============================


Capital expenditures                           $       8  $      36   $      9
                                               ===============================


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

PCS Group

-----------------------------------------------------------------------------
                                                 2000      1999       1998
-----------------------------------------------------------------------------
                                                         (millions)
Net operating revenues                         $   6,341  $   3,373  $  1,294
Operating expenses                                 8,269      6,610     3,864
-----------------------------------------------------------------------------
Operating loss                                 $  (1,928) $  (3,237) $ (2,570)
                                               ==============================

Loss from continuing
   operations                                  $  (1,868) $  (2,481) $ (1,090)
                                               ==============================

Capital expenditures                           $   3,047  $   2,580  $  1,072
                                               ==============================



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

--------------------------------------------------------------------------------
                                                   2000        1999       1998
--------------------------------------------------------------------------------
                                                          (millions)

Net operating
  revenues                                    $   6,341   $   3,373    $  1,294
Operating
  expenses                                        8,269       6,610       3,934
-------------------------------------------------------------------------------
Operating loss                                $  (1,928)  $  (3,237)   $ (2,640)
                                              =================================

Capital expenditures
  (including capital
  lease obligations)                          $   3,047   $   2,616    $  2,904
                                              ==================================



Net Operating Revenues

----------------------------------------------------------------------------
                                                   2000      1999       1998
----------------------------------------------------------------------------

Customers at year-end
   (millions)                                       9.5        5.7       2.6
                                                 ===========================
Average monthly
   service revenue
   per user (ARPU)                               $   59    $    58    $   60
                                                 ===========================


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

-----------------------------------------------------------------------------
                                                     2000      1999      1998
-----------------------------------------------------------------------------

Effective interest
   rate on long-term debt/(1)/                        6.9%      7.0%      8.6%
                                                    =========================

/(1)/ The effective interest rate on long-term debt for 1998 is on a pro forma basis as if Sprint PCS' long-term debt had been included in Sprint's outstanding long-term debt balance all year.

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

Other Income (Expense), Net

Other income (expense) consisted of the following:

------------------------------------------------------------------------------
                                            2000          1999            1998
------------------------------------------------------------------------------
                                                     (millions)

Dividend and interest
   income                             $       30    $       23       $      93
Equity in net losses
   of affiliates                            (236)          (73)            (41)
Gains on sales of
   assets                                     92           102             156
Net losses from
   investments                              (102)          (15)              -
Other, net                                    (1)           38             (37)
------------------------------------------------------------------------------

Total                                 $     (217)   $       75       $     171
                                      ========================================



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

Extraordinary Items, Net

In 2000, Sprint redeemed, prior to scheduled maturities, $25 million of debt allocated to the FON Group and $127 million of debt allocated to the PCS Group. These borrowings had interest rates ranging from 7.8% to 9.7%. This resulted in a $4 million after-tax extraordinary loss for Sprint.

In 1999, Sprint redeemed, prior to scheduled maturities, $575 million of the broadband fixed wireless companies' debt assumed by the FON Group and $2.2 billion of revolving credit facilities and other borrowings allocated to the PCS Group. These borrowings had interest rates ranging from 5.6% to 14.5%. This resulted in a $60 million after-tax extraordinary loss for Sprint.

In 1998, Sprint redeemed, prior to scheduled maturities, $138 million of debt allocated to the FON Group and $3.3 billion of debt allocated to the PCS Group. These borrowings had interest rates ranging from 7.9% to 9.3%. This resulted in a $36 million after-tax extraordinary loss for Sprint.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                         2000           1999
--------------------------------------------------------------------------------
                                                             (millions)

Consolidated assets                                 $  42,601      $  39,250
                                                    ============================

Sprint's consolidated assets increased $3.4 billion in 2000. Net property, plant and equipment increased $3.3 billion reflecting capital expenditures to support the PCS network buildout, long distance and local network enhancements, and Sprint ION development and hardware deployment, partly offset by depreciation and network asset sales. Investments in affiliates and other assets increased $715 million, mainly reflecting capital contributions to Sprint's equity method investees, partly offset by equity in net losses of those affiliates and the write-down of certain equity method investments. Offsetting decreases in Sprint's consolidated assets primarily include the exchange of investments in equity securities for certain notes payable, the write-down of goodwill and the sale of the net assets of the Global One discontinued operation. Sprint's debt-to-capital ratio, including redeemable preferred stock, was 57.3% at year-end 2000 versus 55.3% at year-end 1999. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint's Board exercises discretion regarding the liquidity and capital resource needs of each group. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures. The actions of the Board of Directors are subject to its fiduciary duties to all shareholders of Sprint and not just to the holders of a particular class of common stock. Given the Board's discretion in these matters, it may be difficult to assess each group's liquidity and capital resource needs and future prospects based on past performance.

Consolidated cash flows for 1998 include Sprint PCS' cash flows only after the PCS Restructuring date.

Operating Activities

--------------------------------------------------------------------------------
                                                  2000        1999        1998
--------------------------------------------------------------------------------
                                                          (millions)

FON Group                                    $   4,323    $  3,713    $   3,915
PCS Group                                           (8)     (1,692)        (159)
Intergroup
 eliminations                                        -         (69)         443
--------------------------------------------------------------------------------

Cash flows
 provided by
 operating
 activities                                  $   4,315    $  1,952    $   4,199
                                             ===================================

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

Investing Activities

--------------------------------------------------------------------------------
                                                  2000       1999         1998
--------------------------------------------------------------------------------
                                                        (millions)

FON Group                                    $  (3,336)  $  (4,349)   $  (3,366)
PCS Group                                       (3,054)     (2,509)        (861)
Intergroup
  eliminations                                     (17)       (299)        (259)
--------------------------------------------------------------------------------

Cash flows used
  by investing
   activities                                $  (6,407)  $  (7,157)  $   (4,486)
                                             ===================================


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

Financing Activities

--------------------------------------------------------------------------------
                                                  2000        1999        1998
--------------------------------------------------------------------------------
                                                         (millions)

FON Group                                   $     (969)  $      308  $    (219)
PCS Group                                        3,163        4,044      1,193
Intergroup
   eliminations                                     17          368       (184)
--------------------------------------------------------------------------------

Cash flows
   provided by
   financing
   activities                               $    2,211   $    4,720  $     790
                                            ====================================


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

Capital Requirements

Sprint's 2001 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to require cash of $9.7 to $10.0 billion. FON Group capital expenditures are expected to be $5.9 billion, and PCS Group capital expenditures are expected to be between $3.3 and $3.5 billion. Investments in affiliates are expected to be between $450 and $550 million. Dividend payments are expected to approximate $455 million in 2001.

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

In June 2000, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. At year-end 2000, Sprint had issued a total of $2 billion of debt securities under the shelf. In January 2001, Sprint issued debt securities using the remainder of the shelf. See Note 19 of Notes to Consolidated Financial Statements.

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

See  "Regulatory Developments"  in Part I. of this filing.

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

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

See Note 17 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

--------------------------------------------------------------------------------
Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

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

Part IV

--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------------

   (a) 1. The consolidated financial statements of Sprint filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

        2. The consolidated financial statement schedule of Sprint filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

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

                (d) Amended and Restated Standstill Agreement dated November 23,
                    1998, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit 4E to Post-Effective Amendment No.2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in
                    Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

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

                (b) Amended and Restated Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, France Telecom and Deutsche Telekom A.G. (filed as Exhibit 10.1 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference) and as further amended by the Offering Process Agreement dated as of February 20, 2001 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH and Sprint Corporation (filed as
                    Exhibit 10(b) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

           (10) Executive Compensation Plans and Arrangements:

                (g) 1990 Stock Option Plan, as amended (filed as Exhibit 10(g)
                    to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

                (h) 1990 Restricted Stock Plan, as amended (filed as Exhibit
                    10(h) to Sprint Corporation Annual Report on Form 10-K for the year ended December 3, 1999 and incorporated herein by reference).

                (i) Executive Deferred Compensation Plan, as amended (filed as
                    Exhibit 10(i) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). Summary of Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10(i) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

                (j) Management Incentive Stock Option Plan, as amended (filed as
                    Exhibit 10(j) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herin by reference).

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

                (r) Management Incentive Plan, as amended (filed as Exhibit
                    10(r) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

               (y) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees (filed as Exhibit 10(y) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

               (bb) Employment Agreements dated as of February 26, 2001 by and among Sprint Corporation, Sprint/United Management Company and William T. Esrey and Ronald T. LeMay (filed as Exhibit 10(bb) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 3, 2000 and incorporated herein by reference).

           (12)  Computation of Ratio of Earnings to Fixed Charges

           (21)  Subsidiaries of Registrant

           (23)  (a)  Consent of Ernst & Young LLP

                 (b)  Consent of Deloitte & Touche LLP

           (99)  Supplementary Information

                 (a)  Annex I - Sprint FON Group Combined Financial Information
                 (b)  Annex II - Sprint PCS Group Combined Financial Information

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

                                        SPRINT CORPORATION
                                        ------------------------------------
                                        (Registrant)



                                        By /s/ W. T. Esrey
                                        ------------------------------------
                                        William T. Esrey
                                        Chairman and Chief Executive Officer


Date: May 15, 2001

--------------------------------------------------------------------------------
Index to Financial Statements, Financial Statement Schedule and Exhibits
--------------------------------------------------------------------------------

Sprint Corporation                                                                                     Page Reference
------------------                                                                                     --------------
Consolidated Financial Statements (including Consolidating Information)

Management Report                                                                                             F-2
Report of Independent Auditors                                                                                F-3
Consolidated Statements of Operations for each of the three years ended December 31, 2000                     F-4
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended                      F-6
   December 31, 2000
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                  F-7
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000                     F-9
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2000          F-10
Notes to Consolidated Financial Statements                                                                   F-12

Financial Statement Schedule

Schedule II--Consolidated Valuation and Qualifying Accounts for each of the three years ended                F-39
   December 31, 2000

Exhibits

(12) - Computation of Ratio of Earnings to Fixed Charges
(21) - Subsidiaries of Registrant
(23) (a) - Consent of Ernst & Young LLP
(23) (b) - Consent of Deloitte & Touche LLP
(99)(a) - Supplementary Information - Annex I - FON Group
(99)(b) - Supplementary Information - Annex II - PCS Group

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

/s/ W. T. Esrey
-----------------------------------------------------
William T. Esrey
Chairman and Chief Executive Officer


/s/ Arthur B. Krause
-----------------------------------------------------
Arthur B. Krause
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the 1998 consolidated financial statements of Sprint Spectrum Holding Company, L.P., a wholly owned subsidiary of Sprint as of December 31, 1998 and an investment in which Sprint had a 40% interest through November 23, 1998 (as discussed in Note
1). Such financial statements reflect revenues of $1.2 billion for the year ended December 31, 1998. The consolidated financial statements and financial statement schedule of Sprint Spectrum Holding Company, L.P. have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 revenues for Sprint Spectrum Holding Company, L.P., is based solely on the report of the other auditors.

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

                                                           Deloitte & Touche LLP

Kansas City, Missouri
February 2, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)                                                                      Sprint Corporation
                                                                ----------------------------------------------------
                                                                                   Consolidated
--------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                               2000              1999              1998
--------------------------------------------------------------------------------------------------------------------
Net Operating Revenues                                          $     23,613      $     20,265     $      17,144
--------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Costs of services and products                                     11,620            10,363             8,813
   Selling, general and administrative                                 6,919             6,557             5,252
   Depreciation                                                        3,538             3,146             2,548
   Amortization                                                          606               506               162
   Asset write down and merger related costs                             425                 -                 -
   Acquired in-process research and
     development costs                                                     -                 -               179
--------------------------------------------------------------------------------------------------------------------

   Total operating expenses                                           23,108            20,572            16,954
--------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                  505              (307)              190

Interest expense                                                        (990)             (860)             (718)
Other partners' loss in Sprint PCS                                         -                 -             1,251
Minority interest                                                          -                20               145
Other income (expense), net                                             (217)               75               171
--------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
   before income taxes                                                  (702)           (1,072)            1,039
Income tax (expense) benefit                                             126               327              (454)
--------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                                (576)             (745)              585
Discontinued operation, net                                              675              (130)             (135)
Extraordinary items, net                                                  (4)              (60)              (36)
Cumulative effect of change in
   accounting principle, net                                              (2)                -                 -
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                         93              (935)              414
--------------------------------------------------------------------------------------------------------------------

Preferred stock dividends (paid) received                                 (7)               (8)               (2)
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) applicable to common stock                      $         86      $        943     $         412
                                                                ====================================================


    Eliminations/Reclassifications                       Sprint FON Group                             Sprint PCS Group
  ----------------------------------            -----------------------------------         ------------------------------------
     2000         1999        1998                 2000         1999       1998 (1)           2000         1999         1998 (1)
  ----------------------------------            -----------------------------------         ------------------------------------
  $   (416)     $  (268)     $  (108)           $  17,688    $  17,160    $  15,958         $   6,341     $  3,373     $   1,294
  ----------------------------------            -----------------------------------         ------------------------------------
      (416)        (268)        (108)               8,094        7,481        7,163             3,942        3,150         1,758
         -            -            -                4,493        4,620        4,114             2,426        1,937         1,138
         -            -            -                2,199        2,086        1,878             1,339        1,060           670
         -            -            -                   68           43           43               538          463           119
         -            -            -                  401            -            -                24            -             -
         -            -            -                    -            -            -                 -            -           179
  ----------------------------------            -----------------------------------         ------------------------------------

      (416)        (268)        (108)              15,255       14,230       13,198             8,269        6,610         3,864
  ----------------------------------            -----------------------------------         ------------------------------------

         -            -            -                2,433        2,930        2,760            (1,928)      (3,237)       (2,570)

        19           20           16                  (76)        (182)        (243)             (933)        (698)         (491)
         -            -            -                    -            -            -                 -            -         1,251
         -            -            -                    -            -            -                 -           20           145
       (19)         (20)         (16)                (187)          49          153               (11)          46            34
  ----------------------------------            -----------------------------------         ------------------------------------

         -            -            -                2,170        2,797        2,670            (2,872)      (3,869)       (1,631)
         -            -            -                 (878)      (1,061)        (995)            1,004        1,388           541
  ----------------------------------            -----------------------------------         ------------------------------------

                                                    1,292        1,736        1,675            (1,868)      (2,481)       (1,090)
         -            -            -                  675         (130)        (135)                -            -             -
         -            -            -                   (1)         (39)          (5)               (3)         (21)          (31)

         -            -            -                   (2)           -            -                 -            -             -
  ----------------------------------            -----------------------------------         ------------------------------------

         -            -            -                1,964        1,567        1,535            (1,871)      (2,502)       (1,121)
  ----------------------------------            -----------------------------------         ------------------------------------

         -            -            -                    7            7          N/M               (14)         (15)          N/M
  ----------------------------------            -----------------------------------         ------------------------------------

  $      -      $     -      $     -            $   1,971    $   1,574          N/M         $  (1,885)    $ (2,517)          N/M
  ==================================            ===================================         ====================================

N/M - Not Meaningful

(1) As discussed in Note 1 of Notes to Consolidated Financial Statements, the Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

          See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)             Sprint Corporation
(millions, except per share data)

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    2000           1999          1998/(1)/
-------------------------------------------------------------------------------------------------------------------
FON COMMON STOCK

   Earnings applicable to common stock                                 $     1,971    $     1,574     $       118
                                                                     ==============================================
   Diluted Earnings per Common Share/(2)/
     Continuing operations                                             $      1.45    $      1.97     $      0.18
     Discontinued operation                                                   0.76          (0.15)          (0.04)
     Extraordinary items                                                        -           (0.04)             -
-------------------------------------------------------------------------------------------------------------------
   Total                                                               $      2.21    $      1.78     $      0.14
                                                                     ==============================================
   Diluted weighted average common shares                                    892.4          887.2           869.0
                                                                     ==============================================
   Basic Earnings per Common Share/(2)/
     Continuing operations                                             $      1.47    $      2.01     $      0.18
     Discontinued operation                                                   0.77          (0.15)          (0.04)
     Extraordinary items                                                        -           (0.05)             -
-------------------------------------------------------------------------------------------------------------------
   Total                                                               $      2.24    $      1.81     $      0.14
                                                                     ==============================================
   Basic weighted average common shares                                      880.9          868.0           855.2
                                                                     ==============================================
PCS COMMON STOCK

   Loss applicable to common stock                                     $    (1,885)   $    (2,517)    $      (559)
                                                                     ==============================================
   Basic and Diluted Loss per Common Share/(2)/
     Continuing operations                                             $     (1.95)   $     (2.71)    $     (0.63)
     Extraordinary items                                                        -           (0.02)          (0.04)
-------------------------------------------------------------------------------------------------------------------
   Total                                                               $     (1.95)   $     (2.73)    $     (0.67)
                                                                     ==============================================
   Basic and diluted weighted average common shares                          966.5          920.4           831.6
                                                                     ==============================================
SPRINT COMMON STOCK

   Earnings applicable to common stock                                                                $       853
                                                                                                    ===============
   Diluted Earnings per Common Share
      Continuing operations                                                                           $      2.19
      Discontinued operation                                                                                (0.23)
      Extraordinary items                                                                                   (0.01)
---------------------------------------------------------------------                               ---------------
   Total                                                                                              $      1.95
                                                                                                    ===============
   Diluted weighted average common shares                                                                   438.6
                                                                                                    ===============
   Basic Earnings per Common Share
      Continuing operations                                                                           $      2.23
      Discontinued operation                                                                                (0.24)
      Extraordinary items                                                                                   (0.01)
---------------------------------------------------------------------                               ---------------
   Total                                                                                              $      1.98
                                                                                                    ===============
   Basic weighted average common shares                                                                     430.8
                                                                                                    ===============

DIVIDENDS PER COMMON SHARE
     FON common stock/(2)/                                             $       0.50   $      0.50     $     0.125
                                                                     ==============================================
     Class A common stock                                              $       0.50   $      0.625    $     1.00
                                                                     ==============================================
     Sprint common stock                                                                              $     0.75
                                                                                                    ===============

/(1)/ As discussed in Note 1 of Notes to Consolidated Financial Statements, the
      Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

/(2)/ In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, basic and diluted earnings per common share, weighted average common shares and dividends for Sprint FON common stock and Sprint PCS common stock have been restated for periods prior to these stock splits.

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)                                                                      Sprint Corporation
                                                                -------------------------------------------------
                                                                                   Consolidated
-----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                              2000             1999              1998
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                               $        93       $      (935)     $        414
-----------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss)

Unrealized holding gains (losses)
   on securities                                                        (64)               54                21
Income tax (expense) benefit                                             23               (20)               (8)
-----------------------------------------------------------------------------------------------------------------
Net unrealized holding gains (losses) on
   securities during the period                                         (41)               34                13
Reclassification adjustment for gains
   included in net income                                               (10)              (57)                -
-----------------------------------------------------------------------------------------------------------------
Total net unrealized holding gains (losses)
   on securities                                                        (51)              (23)               13
Foreign currency translation adjustments                                 (9)                -                (2)
-----------------------------------------------------------------------------------------------------------------

Total other comprehensive income (loss)                                 (60)              (23)               11
-----------------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                                     $        33       $      (958)     $        425
                                                                =================================================


       Eliminations/Reclassifications                    Sprint FON Group                           Sprint PCS Group
----------------------------------------     --------------------------------------     --------------------------------------
        2000         1999        1998             2000         1999         1998             2000         1999         1998
----------------------------------------     --------------------------------------     --------------------------------------
$          -    $       -    $     -         $  1,964     $  1,567     $  1,535         $  (1,871)   $  (2,502)   $   (1,121)
----------------------------------------     --------------------------------------     --------------------------------------


           -           13         (7)             (69)          33           28                 5            8            -
           -           (5)         2               25          (12)         (10)               (2)          (3)           -
----------------------------------------     --------------------------------------     --------------------------------------

           -            8         (5)             (44)          21           18                 3            5            -

           -            -          -               (2)         (57)           -                (8)           -            -
----------------------------------------     --------------------------------------     --------------------------------------

           -            8         (5)             (46)         (36)          18                (5)           5            -
           -            -          -              (12)           -           (2)                3            -            -
----------------------------------------     --------------------------------------     --------------------------------------

           -            8         (5)             (58)         (36)          16                (2)           5            -
----------------------------------------     --------------------------------------     --------------------------------------

$          -    $       8    $    (5)        $  1,906     $  1,531     $  1,551         $  (1,873)   $  (2,497)   $   (1,121)
========================================     ======================================     ======================================

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


(millions)                                                                                    Sprint Corporation
                                                                                      -----------------------------------
                                                                                                 Consolidated
-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                2000             1999
-------------------------------------------------------------------------------------------------------------------------
Assets
     Current assets
       Cash and equivalents                                                            $          239    $          120
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $389 and $274                                                                         4,028             3,408
       Inventories                                                                                949               777
       Prepaid expenses                                                                           366               340
       Income tax receivable                                                                        -               411
       Investments in equity securities                                                             -               317
       Receivable from the PCS Group                                                                -                 -
       Current tax benefit receivable from the FON Group                                            -                 -
       Other                                                                                      391               207
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     5,973             5,580

     Property, plant and equipment
       FON Group                                                                               30,998            27,687
       PCS Group                                                                               12,117             9,411
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     43,115            37,098
       Accumulated depreciation                                                               (17,799)          (15,129)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       25,316            21,969

     Investments in and advances to affiliates                                                    607               452

     Intangible assets
       Goodwill                                                                                 5,425             5,745
       PCS licenses                                                                             3,059             3,060
       PCS customer base                                                                          747               726
       PCS microwave relocation costs                                                             411               377
       Other                                                                                      430               350
-----------------------------------------------------------------------------------------------------------------------
       Total intangible assets                                                                 10,072            10,258
       Accumulated amortization                                                                (1,134)             (691)
-----------------------------------------------------------------------------------------------------------------------
       Net intangible assets                                                                    8,938             9,567
     Net assets of discontinued operation                                                           -               394

     Other assets                                                                               1,767             1,288
-----------------------------------------------------------------------------------------------------------------------

    Total                                                                              $       42,601    $       39,250
                                                                                       ================================

     Eliminations/Reclassifications            Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
         2000              1999                 2000             1999                 2000              1999
-------------------------------------   -----------------------------------    -----------------------------------
   $         -       $         -          $       122      $       104          $       117       $        16

             -                 -                3,126            2,836                  902               572
             -                 -                  434              441                  515               336
             -                 -                  276              251                   90                89
             -               411                    -                -                    -                 -
             -                 1                    -              316                    -                 -
          (361)             (136)                 361              136                    -                 -
           (26)             (293)                   -                -                   26               293
            (2)                -                  193              198                  200                 9
-------------------------------------   -----------------------------------    ------------------------------
          (389)              (17)               4,512            4,282                1,850             1,315

             -                 -               30,998           27,687                    -                 -
             -                 -                    -                -               12,117             9,411
-------------------------------------   -----------------------------------    ------------------------------
             -                 -               30,998           27,687               12,117             9,411
           (39)              (29)             (15,165)         (13,685)              (2,595)           (1,415)
-------------------------------------   -----------------------------------    ------------------------------
           (39)              (29)              15,833           14,002                9,522             7,996

          (383)             (431)                 842              883                  148                 -


             -                 -                  877            1,223                4,548             4,522
             -                 -                    -                -                3,059             3,060
             -                 -                    -                -                  747               726
             -                 -                    -                -                  411               377
             -                 -                  384              296                   46                54
-------------------------------------   -----------------------------------    ------------------------------
             -                 -                1,261            1,519                8,811             8,739
             -                 -                  (57)            (140)              (1,077)             (551)
-------------------------------------   -----------------------------------    ------------------------------
             -                 -                1,204            1,379                7,734             8,188
             -                 -                    -              394                    -                 -
             -                 -                1,258              863                  509               425
-------------------------------------   -----------------------------------    ------------------------------


   $      (811)      $      (477)         $    23,649      $    21,803          $    19,763       $    17,924
=====================================   ===================================    ==============================

         See accompanying Notes to Consolidated Financial Statements.


(millions, except per share data)                                                             Sprint Corporation
                                                                                      -----------------------------------
                                                                                                 Consolidated
-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                2000              1999
-------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
     Current liabilities
       Current maturities of long-term debt                                             $       1,205    $       1,087
       Accounts payable                                                                         2,285            1,462
       Construction obligations                                                                   997            1,039
       Accrued interconnection costs                                                              547              683
       Accrued taxes                                                                              440              410
       Advance billings                                                                           607              323
       Payroll and employee benefits                                                              498              638
       Accrued interest                                                                           255              264
       Payables to the FON Group                                                                    -                -
       Other                                                                                    1,134              926
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,968            6,832

     Long-term debt and capital lease obligations                                              17,514           15,685

     Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                                         1,360            1,511
       Postretirement and other benefit obligations                                             1,077            1,064
       Other                                                                                      710              589
-------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other liabilities                                             3,147            3,164

     Redeemable preferred stock                                                                   256              256

     Shareholders' equity
       Common stock
         Class A common stock, par value $2.50 per share, 200.0 shares authorized,
           86.2 shares issued and outstanding (each share represents the right to
           one FON share and 1/2 PCS share)                                                       216              216
         FON, par value $2.00 per share, 4,200.0 shares authorized, 798.8 and 788.0
           shares issued and 798.4 and 788.0 shares outstanding                                 1,598            1,576
         PCS, par value $1.00 per share, 2,350.0 shares authorized, 933.1 and 910.4
           shares issued and outstanding                                                          933              910
       Capital in excess of par or stated value                                                 9,380            8,569
       Retained earnings                                                                        1,578            1,961
       Treasury stock, at cost, 0.4 and 0.0 shares                                                (10)              (2)
       Accumulated other comprehensive income                                                      21               81
       Other                                                                                        -                2
       Combined attributed net assets                                                               -                -
----------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,716           13,313
----------------------------------------------------------------------------------------------------------------------

     Total                                                                              $      42,601           39,250

                                                                                        ==============================

     Eliminations/Reclassifications            Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
         2000             1999                 2000              1999                 2000             1999
------------------------------------    -----------------------------------   -----------------------------------
   $       (65)     $         -          $     1,026       $       902          $       244      $        185
             -                -                1,598             1,012                  687               450
             -                -                    -                 -                  997             1,039
             -                -                  547               683                    -                 -
           (27)             118                  264               162                  203               130
             -                -                  462               323                  145                 -
             -                -                  377               557                  121                81
             -                -                  136               144                  119               120
          (296)            (136)                   -                 -                  296               136
           (40)             (29)                 594               518                  580               437
------------------------------------    -----------------------------------   -----------------------------------
          (428)             (47)               5,004             4,301                3,392             2,578

          (104)            (150)               3,482             4,531               14,136            11,304

            (6)              (6)               1,276               935                   90               582
             -                -                1,077             1,064                    -                 -
             -                1                  457               448                  253               140
------------------------------------    -----------------------------------   -----------------------------------
            (6)              (5)               2,810             2,447                  343               722

          (280)            (280)                  10                10                  526               526





           216              216                    -                 -                    -                 -

         1,598            1,576                    -                 -                    -                 -

           933              910                    -                 -                    -                 -
         9,380            8,569                    -                 -                    -                 -
         1,578            1,961                    -                 -                    -                 -
           (10)              (2)                   -                 -                    -                 -
            21               81                    -                 -                    -                 -
             -                2                    -                 -                    -                 -
       (13,709)         (13,308)              12,343            10,514                1,366             2,794
-----------------------------------------------------------------------------------------------------------------

             7                5                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $      (811)     $      (477)         $    23,649       $    21,803          $    19,763      $     17,924
====================================    ===================================   ===================================

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)                                                                         Sprint Corporation
                                                                   ----------------------------------------------------
                                                                                      Consolidated
-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                 2000              1999             1998
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                   $         93      $       (935)    $        414
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
     Discontinued operation, net                                            (675)              130              135
     Extraordinary items, net                                                  4                60               32
     Equity in net losses of affiliates                                      256                70              892
     Depreciation and amortization                                         4,144             3,652            2,042
     Acquired in-process research and development costs                        -                 -              179
     Deferred income taxes and investment tax credits                       (205)             (333)             127
     Current tax benefit used by the FON Group                                 -                 -                -
     Net gains on sales of assets                                           (130)             (183)            (104)
     Net losses on write-down of assets                                      365               102                -
     Changes in assets and liabilities:
         Accounts receivable, net                                           (640)             (700)             101
         Inventories and other current assets                                146              (778)            (189)
         Accounts payable and other current liabilities                      947               906              733
         Current tax benefit receivable from the FON Group                     -                 -                -
         Affiliate receivables and payables, net                               -                 -                -
         Noncurrent assets and liabilities, net                              (26)              (63)            (126)
     Other, net                                                               36                24              (37)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                           4,315             1,952            4,199
-----------------------------------------------------------------------------------------------------------------------

Investing Activities
Capital expenditures                                                      (7,152)           (6,114)          (4,231)
Repayments from (investments in and loans to) Sprint PCS                       -                 -                -
Investments in and loans to other affiliates, net                           (889)             (135)            (423)
Net proceeds from sales of assets                                            258               243              230
Purchase of broadband fixed wireless companies,
   net of cash acquired                                                        -              (618)               -
Advances to (from) the PCS Group                                               -                 -                -
Net assets transferred from the PCS Group                                      -                 -                -
Cash acquired in the PCS Restructuring                                         -                 -                -
Investments in Sprint PCS                                                      -                 -                -
Other, net                                                                   (27)             (149)             206
-----------------------------------------------------------------------------------------------------------------------
Net cash used by continuing operations                                    (7,810)           (6,773)          (4,218)
Proceeds from sale of investment in Global One                             1,403                 -                -
Net investing activities of discontinued operation                             -              (384)            (268)
-----------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (6,407)           (7,157)          (4,486)
-----------------------------------------------------------------------------------------------------------------------

Financing Activities
Proceeds from long-term debt                                               3,613             6,921            5,213
Payments on long-term debt                                                (1,356)           (2,949)          (3,822)
Proceeds from common stock issued                                            269               957               85
Proceeds from treasury stock issued                                           12               134               60
Advances from (to) the FON Group                                               -                 -                -
Dividends paid                                                              (448)             (441)            (430)
Treasury stock purchased                                                     (61)              (48)            (321)
Net assets transferred to the FON Group                                        -                 -                -
Current tax benefit used by the FON Group                                      -                 -                -
Other, net                                                                   182               146                5
-----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                           2,211             4,720              790
-----------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Equivalents                                  119              (485)             503
Cash and Equivalents at Beginning of Period                                  120               605              102
-----------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                               $        239      $        120     $        605
                                                                   ====================================================

         See accompanying Notes to Consolidated Financial Statements.

     Eliminations/Reclassifications                      Sprint FON Group                       Sprint PCS Group
-----------------------------------------          -----------------------------          ------------------------------
   2000          1999         1998                   2000     1999      1998                 2000      1999      1998
-----------------------------------------          -----------------------------          ------------------------------

 $       -    $       -       $    -               $  1,964   $ 1,567   $ 1,535           $ (1,871)  $(2,502)  $ (1,121)


         -            -            -                   (675)      130       135                  -         -          -
         -            -            -                      1        39         1                  3        21         31
         -            -            -                    201        70        52                 55         -        840
         -            -            -                  2,267     2,129     1,921              1,877     1,523        121
         -            -            -                      -         -         -                  -         -        179
         -            -           (1)                   386       220        60               (591)     (553)        68
         -            -          460                      -         -         -                  -         -       (460)
         -            -            -                    (83)     (158)     (104)               (47)      (25)         -
         -            -            -                    365       102         -                  -         -          -

         -            -            -                   (316)     (459)      102               (324)     (241)        (1)
       411         (411)        (170)                    39      (130)      (19)              (304)     (237)         -
      (411)         391            -                    711       152       347                647       363        386
      (267)         123          170                      -         -         -                267      (123)      (170)
       267         (123)         (17)                  (422)       88       (84)               155        35        101
         -            -            -                   (103)      (76)      (24)                77        13       (102)
         -          (49)           1                    (12)       39        (7)                48        34        (31)
-----------------------------------------          -----------------------------          ------------------------------
         -          (69)         443                  4,323     3,713     3,915                 (8)   (1,692)      (159)
-----------------------------------------          -----------------------------          ------------------------------

         -            -            -
         -         (314)         154                 (4,105)   (3,534)   (3,159)            (3,047)   (2,580)    (1,072)
         -            -         (187)                     -       314      (154)                 -         -          -
         -            -            -                   (686)     (135)     (236)              (203)        -          -
                                                         51        90       230                207       153          -
         -            -            -
       (17)           -           64                      -      (618)        -                  -         -          -
         -            -         (340)                    17         -       (64)                 -         -          -
         -            -         (244)                     -         -       340                  -         -          -
         -            -           33                      -         -         -                  -         -        244
         -           15          261                      -         -         -                  -         -        (33)
                                                        (16)      (82)      (55)               (11)      (82)         -
-----------------------------------------          -----------------------------          ------------------------------
       (17)        (299)        (259)                (4,739)   (3,965)   (3,098)            (3,054)   (2,509)      (861)
         -            -            -                  1,403         -         -                  -         -          -
         -            -            -                      -      (384)     (268)                 -         -          -
-----------------------------------------          -----------------------------          ------------------------------
       (17)        (299)        (259)                (3,336)   (4,349)   (3,366)            (3,054)   (2,509)      (861)
-----------------------------------------          -----------------------------          ------------------------------


         -            -            -                    344     1,020       785              3,269     5,901      4,428
         -          314            -                   (949)     (529)     (388)              (407)   (2,734)    (3,934)
         -            -            -                    148        52         -                121       905         85
         -            -            -                     12       134        60                  -         -          -
        17            -          (64)                     -         -         -                (17)        -         64
         -            -            -                   (433)     (426)     (430)               (15)      (15)         -
         -            -            -                    (61)      (48)     (321)                 -         -          -
         -            -          340                      -         -         -                  -         -       (340)
         -            -         (460)                     -         -         -                  -         -        460
         -           54            -                    (30)      105        75                212       (13)       (70)
-----------------------------------------          -----------------------------          ------------------------------
        17          368         (184)                  (969)      308      (219)             3,163     4,044      1,193
-----------------------------------------          -----------------------------          ------------------------------

         -            -            -                     18      (328)      330                101      (157)       173
         -            -            -                    104       432       102                 16       173          -
-----------------------------------------          -----------------------------          ------------------------------

 $       -    $       -       $    -               $    122   $   104   $   432           $   117    $   16    $   173
=========================================          =============================          ==============================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               Sprint Corporation
(millions)
--------------------------------------------------------------------------------

                                                                               Capital
                                           Sprint        FON        PCS       In Excess
                                           Common       Common     Common     of Par or     Retained   Treasury
                                           Stock        Stock      Stock    Stated Value    Earnings    Stock     Other   Total
----------------------------------------------------------------------------------------------------------------------------------
Beginning 1998 balance                     $ 1,092   $     -   $      -    $   4,458      $  3,693   $  (293)   $   75  $   9,025
Net income                                       -         -          -            -           414         -         -        414
Common stock dividends                           -         -          -            -          (345)        -         -       (345)
Class A common stock dividends                   -         -          -            -           (86)        -         -        (86)
Sprint common stock recapitalized             (876)      701        175            -             -         -         -          -
PCS Series 2 common stock issued                 -         -        195        3,005             -         -         -      3,200
PCS Series 3 common stock issued                 -         -          5           80             -         -         -         85
Treasury stock purchased                         -         -          -            -             -      (321)        -       (321)
Treasury stock issued                            -         -          -            -           (24)      188         -        164
Tax benefit from stock compensation              -         -          -           49             -         -         -         49
Other, net                                       -         -          -           (6)           (1)        -        24         17
----------------------------------------------------------------------------------------------------------------------------------
Ending 1998 balance                            216       701        375        7,586         3,651      (426)       99     12,202
Net loss                                         -         -          -            -          (935)        -         -       (935)
FON common stock dividends                       -         -          -            -          (380)        -         -       (380)
Class A common stock dividends                   -         -          -            -           (54)        -         -        (54)
PCS preferred stock dividends                    -         -          -            -            (8)        -         -         (8)
FON Series 3 common stock issued                 -         2          -           50             -         -         -         52
PCS Series 1 common stock issued                 -         -         27          674             -         -         -        701
PCS Series 2 common stock issued                 -         -         24        1,122             -         -         -      1,146
PCS Series 3 common stock issued                 -         -          7          210             -         -         -        217
Two-for-one stock splits                         -       873        477       (1,350)            -         -         -          -
Treasury stock purchased                         -         -          -            -             -       (48)        -        (48)
Treasury stock issued                            -         -          -            -          (315)      472         -        157
Tax benefit from stock compensation              -         -          -          254             -         -         -        254
Other, net                                       -         -          -           23             2         -       (16)         9
----------------------------------------------------------------------------------------------------------------------------------
Ending 1999 balance                            216     1,576        910        8,569         1,961        (2)       83     13,313
Net income                                       -         -          -            -            93         -         -         93
FON common stock dividends                       -         -          -            -          (398)        -         -       (398)
Class A common stock dividends                   -         -          -            -           (44)        -         -        (44)
PCS preferred stock dividends                    -         -          -            -            (7)        -         -         (7)
FON Series 1 common stock issued                 -        22          -          180             -         -         -        202
PCS Series 1 common stock issued                 -         -         23          207             -         -         -        230
Treasury stock purchased                         -         -          -            -             -       (61)        -        (61)
Treasury stock issued                            -         -          -            -           (29)       53         -         24
Tax benefit from stock compensation              -         -          -          424             -         -         -        424
Other, net                                       -         -          -            -             2         -       (62)       (60)
----------------------------------------------------------------------------------------------------------------------------------
Ending 2000 balance                        $   216   $ 1,598   $    933    $   9,380      $  1,578   $   (10)   $   21  $  13,716
                                          ========================================================================================

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)   Sprint Corporation
(millions)
--------------------------------------------------------------------------------

                                                                           Sprint           FON            PCS
                                                                           Common          Common        Common
                                                                           Stock           Stock          Stock
----------------------------------------------------------------------------------------------------------------
Shares Outstanding
----------------------------------------------------------------------------------------------------------------
Beginning 1998 balance                                                     430.0               -               -
Sprint common stock recapitalized                                         (350.3)          350.3           175.2
Treasury shares recapitalized                                                5.4            (5.4)           (2.7)
Treasury stock purchased                                                    (4.2)           (0.5)              -
Treasury stock issued                                                        5.3             0.1               -
PCS Series 2 common stock issued                                               -               -           195.1
PCS Series 3 common stock issued                                               -               -             5.1
----------------------------------------------------------------------------------------------------------------
Ending 1998 balance                                                         86.2           344.5           372.7
FON Series 3 common stock issued                                               -             1.2               -
PCS Series 1 common stock issued                                               -               -            27.1
PCS Series 2 common stock issued                                               -               -            24.3
PCS Series 3 common stock issued                                               -               -             6.9
Two-for-one stock splits                                                       -           433.5           476.7
Treasury stock purchased                                                       -            (0.6)              -
Treasury stock issued                                                          -             9.4             2.7
----------------------------------------------------------------------------------------------------------------
Ending 1999 balance                                                         86.2           788.0           910.4
FON Series 1 common stock issued                                               -            10.8               -
PCS Series 1 common stock issued                                               -               -            22.7
Treasury stock purchased                                                       -            (2.0)              -
Treasury stock issued                                                          -             1.6               -
----------------------------------------------------------------------------------------------------------------
Ending 2000 balance                                                         86.2           798.4           933.1
                                                                       =========================================

         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Sprint Corporation

--------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Tracking Stock Formation

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new class of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Sprint acquired the remaining minority interest in Cox PCS.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. Each Class A common share owned by France Telecom (FT) and Deutsche Telekom AG (DT) entitles FT and DT to one share of FON stock and 1/2 share of PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis) to maintain their voting power in Sprint (Top-up).

FON common stock and PCS common stock are intended to reflect the financial results and economic value of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, FON and PCS shareholders are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Shares of FON common stock and PCS common stock do not represent a direct legal interest in the assets and liabilities allocated to either group, as Sprint owns all of the assets and liabilities of both of the groups. Sprint's Board may, subject to the restrictions in Sprint's articles of incorporation, change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval.

Board Discretion Regarding Tracking Stocks

Sprint's Board has the discretion to, among other things, make operating and financial decisions that could favor one group over the other and, subject to the restrictions in Sprint's articles of incorporation, to change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval. Under the applicable corporate law, Sprint's Board owes its fiduciary duties to all of Sprint's shareholders and there is no board of directors that owes separate duties to the holders of either the FON common stock or the PCS common stock. The Tracking Stock Policies provide that the Board, in resolving material matters in which the holders of FON common stock and PCS common stock have potentially divergent interests, will act in the best interests of Sprint and all of its commmon shareholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of Sprint common stock. These policies may be changed by the Board without shareholder approval. Given the Board's discretion in these matters, it may be difficult to assess the future prospects of each group based on past performance.

The FON Group and PCS Group are part of Sprint and as a result separate financial statements for the groups are not required. Sprint has, however, included as Annex I and Annex II to this Form 10-K/A additional financial information relating to each group to help investors assess the financial performance of the tracked businesses.

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

Classification of Operations

The PCS stock is intended to reflect the performance of Sprint's wireless PCS operations. The FON stock is intended to reflect the performance of all of Sprint's other operations. Sprint operates in four lines of business: the global markets division, the local telecommunications division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business, known as the PCS Group.

Global Markets Division
-----------------------

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications such as Internet and frame relay access and transport web hosting, virtual private networks, and managed security services; and broadband services.

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

Local Division
--------------

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

Product Distribution & Directory Publishing Businesses
------------------------------------------------------

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint PCS Group
----------------

The PCS Group includes Sprint's wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 2000, the PCS Group, together with affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas.

Intergroup Transactions and Allocations
Intergroup Transactions

The PCS Group uses the long distance operation as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Charges to the PCS Group for these items totaled $381 million in 2000, $264 million in 1999 and $21 million from the PCS Restructuring date to year-end 1998. These amounts are included in FON Group's net operating revenues.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $35 million in 2000 and $4 million in 1999. These amounts are included in PCS Group's net operating revenues.

The FON Group provides management, printing, mailing and warehousing services to the PCS Group. Charges to the PCS Group for these services totaled $150 million in 2000, $65 million in 1999 and $5 million from the PCS Restructuring date to year-end 1998. These amounts are included in PCS Group operating expenses.

Related Party Transactions

The Cable Partners advanced PhillieCo, L.P. $26 million in 1998. These advances were repaid in the 1999 first quarter.

The following discussion reflects related party transactions between Sprint and Sprint PCS prior to the PCS Restructuring:

Sprint provided Sprint PCS with billing and operator services, and switching equipment. Sprint PCS also used the long distance operation as its interexchange carrier. Charges to Sprint PCS for these services totaled $87 million in 1998.

Sprint provided management, printing, mailing and warehousing services to Sprint PCS. Charges to Sprint PCS for these services totaled $25 million in 1998.

Sprint had a vendor financing loan to Sprint PCS for $300 million at year-end 1997 which was repaid in 1998. Sprint also loaned Sprint PCS $114 million in 1998, which was repaid in the 1999 first quarter.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the assignment of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis. Allocated costs totaled approximately $590 million in 2000, $643 million in 1999 and $547 million in 1998. The percentage of these costs allocated to the PCS Group were approximately 14% in 2000, 8% in 1999 and less than 1% in 1998 with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $235 million in 2000, $167 million in 1999 and $11 million in 1998.

The FON Group earned intergroup interest income and the PCS Group incurred intergroup interest expense of $19 million in 2000, $20 million in 1999 and $16 million in 1998 primarily related to the FON Group's investment in PCS Group debt securities. These amounts are included in "Other income, net" in the Sprint FON Group Combined Statements of Operations and "Interest Expense" in the Sprint PCS Group Combined Statements of Operations.

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

Earnings per Share

Earnings per share (EPS) was calculated on a consolidated basis until the PCS stock and FON stock were created as part of the November 1998 PCS Restructuring and Recapitalization. From that time forward, EPS is computed individually for the FON Group and PCS Group. As a part of the Recapitalization, each Class A common share owned by FT and DT was reclassified such that each share represents a right to one share of FON common stock and 1/2 share of PCS common stock. In order to give effect to this interest when determining earnings per share, the number of equivalent shares are included in the calculation of the weighted average FON and PCS common stock outstanding.

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

The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

--------------------------------------------------------------------------------
                                                                         1999
--------------------------------------------------------------------------------
                                                                    (millions)

Purchase price                                                        $ 1,146
Net liabilities acquired                                                   99
Fair value assigned to customer base
  acquired                                                                (45)
Fair value assigned to PCS licenses                                       (99)
Deferred taxes established on acquired
  assets and liabilities                                                   88
--------------------------------------------------------------------------------
Goodwill                                                              $ 1,189
                                                                    ============


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

Sprint accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

--------------------------------------------------------------------------------
                                                                        1998
--------------------------------------------------------------------------------
                                                                   (millions)

Purchase price including transaction
  costs                                                        $       3,226
Net liabilities acquired                                                 281
Fair value assigned to customer base
  acquired                                                              (681)
Fair value assigned to assembled
  workforce acquired                                                     (45)
Increase in property, plant and
   equipment to fair value                                              (204)
Mark-to-market of long-term debt                                          85
Deferred taxes established on
   acquired assets and liabilities                                       678
In-process research and development
   costs                                                                (179)
--------------------------------------------------------------------------------

Goodwill                                                       $       3,161
                                                               =================


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

Pro Forma Results

The following unaudited pro forma consolidated results of operations assume the PCS Restructuring, Recapitalization, Top-up and the write-off of acquired IPR&D costs occurred prior to 1998. These pro forma amounts are for comparative purposes only and do not necessarily represent what actual results of operations would have been had the transactions occurred prior to 1998, nor do they indicate the results of future operations. Pro forma results were as follows:

--------------------------------------------------------------------------------
                                                                        1998
--------------------------------------------------------------------------------
                                                                     (millions,
                                                                     except per
                                                                     share data)

Net operating revenues                                                $  17,144
                                                                      =========
Loss from continuing operations                                       $    (172)
                                                                      =========
Net loss                                                              $    (343)
                                                                      =========

Basic and diluted loss per PCS common share:
     Loss before extraordinary item                                   $   (2.21)
     Extraordinary item                                                   (0.04)
--------------------------------------------------------------------------------
Total                                                                 $   (2.25)
                                                                      ==========


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

Investments in and Advances to Affiliates

At year-end 2000, investments accounted for using the equity method consisted of the FON Group's investments in Intelig, EarthLink and other strategic investments and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico. In February 2001, Sprint modified its relationship with EarthLink which resulted in its investment being accounted for as a cost method investment beginning that month (see Note 19).

In the 2000 fourth quarter, Sprint completed an analysis of the valuation of its equity method investments in response to changes in the overall telecommunications industry. The analysis resulted in an $87 million charge for the write-down of an equity method investment which was included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations.

In November 1998, Sprint assumed 100% ownership of Sprint PCS; as a result, Sprint consolidated Sprint PCS' results in 1998.

Combined, unaudited, summarized financial information (100% basis) of other entities accounted for using the equity method was as follows:

--------------------------------------------------------------------------------
                                                  2000        1999        1998
--------------------------------------------------------------------------------
                                                         (millions)

Results of operations
  Net operating
     revenues                                 $  2,195     $ 1,571     $  1,242
                                              ==================================
  Operating
     income
     (loss)                                   $   (826)    $  (192)    $     67
                                              ==================================

  Net loss                                    $  (1,062)   $  (329)    $   (145)
                                              ==================================

Financial position
  Current
     assets                                   $  1,470     $ 1,524     $  1,038
  Noncurrent
     assets                                      2,900     $ 2,749        2,401
--------------------------------------------------------------------------------
  Total                                       $  4,370     $ 4,273     $  3,439
                                              ==================================

  Current
     liabilities                              $  1,102     $   599     $    538
  Noncurrent
     liabilities                                   533       1,644        1,004
  Owners'
     equity                                      2,735       2,030        1,897
--------------------------------------------------------------------------------

   Total                                      $  4,370     $ 4,273     $  3,439
                                              ==================================


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

--------------------------------------------------------------------------------
5. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger. In the 2000 second quarter, Sprint recognized a one-time, pre-tax charge of $187 million for costs associated with the merger.

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

--------------------------------------------------------------------------------
7. Cumulative Effect of Change in Accounting Principle
--------------------------------------------------------------------------------

Sprint implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of 2000, effective as of the beginning of the year. This bulletin requires activation and installation fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs may also be deferred, but only to the extent of revenues subject to referral. The FON Group recorded a $2 million charge for the cumulative effect of change in accounting principle in 2000. The effect of the change on the nine months ended September 30, 2000 was to decrease revenues and expenses by $68 million.

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

The following table shows the changes in the projected benefit obligation:


--------------------------------------------------------------------------------
                                                            2000          1999
--------------------------------------------------------------------------------
                                                                (millions)

Beginning balance                                     $    2,401    $    2,579
Service cost                                                  77            86
Interest cost                                                194           177
Amendments                                                     8             7
Actuarial (gain) loss                                         90          (326)
Benefits paid                                               (136)         (122)
--------------------------------------------------------------------------------

Ending balance                                        $    2,634    $    2,401
                                                      ==========================


The following table shows the changes in plan assets:

--------------------------------------------------------------------------------
                                                            2000          1999
--------------------------------------------------------------------------------
                                                                (millions)

Beginning balance                                     $    3,669    $    3,169
Actual return on plan assets                                (157)          622
Benefits paid                                               (136)         (122)
--------------------------------------------------------------------------------

Ending balance                                        $    3,376    $    3,669
                                                      ==========================


At year-end, the funded status and amounts recognized in the Consolidated Balance Sheets for the plan were as follows:

--------------------------------------------------------------------------------
                                                            2000          1999
--------------------------------------------------------------------------------
                                                                (millions)

Plan assets in excess of
   the projected benefit
   obligation                                         $      742     $    1,268
Unrecognized net gains                                      (396)        (1,016)
Unrecognized prior
   service cost                                               96            100
Unamortized transition
   asset                                                     (47)           (72)
--------------------------------------------------------------------------------

Prepaid pension cost                                  $      395     $      280
                                                      ==========================

Discount rate                                               8.00%          8.25%
                                                      ==========================
Expected blended rate of
   future pay raises                                        4.50%          5.25%
                                                      ==========================

The net pension credit consisted of the following:

--------------------------------------------------------------------------------
                                                 2000        1999         1998
--------------------------------------------------------------------------------
                                                          (millions)
Service cost --
   benefits earned
   during the year                            $    77     $    86     $     72
Interest on
   projected
   benefit obligation                             194         177          165
Expected return on
   plan assets                                   (336)       (300)        (265)
Amortization of
   unrecognized
   transition asset                               (25)        (25)         (25)
Recognition of prior
   service cost                                    12          12           11
Recognition of
   actuarial gains                                (37)         (8)          (4)
--------------------------------------------------------------------------------

Net pension credit                            $  (115)    $   (58)    $    (46)
                                              ==================================

Discount rate                                    8.25%       7.00%        7.25%
                                              ==================================
Expected long-term
   rate of return on
   plan assets                                  10.00%      10.00%       10.00%
                                              ==================================

Expected blended
   rate of future
   pay raises                                    5.25%       4.00%        4.25%
                                              ==================================


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

The following table shows the changes in the accumulated postretirement benefit obligation:

--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                                  (millions)
Beginning balance                                         $   876       $   864
Service cost                                                   17            21
Interest cost                                                  71            59
Actuarial gains                                                (2)          (30)
Benefits paid                                                 (52)          (38)
--------------------------------------------------------------------------------

Ending balance                                            $   910       $   876
                                                          ======================


Amounts included in the Consolidated Balance Sheets at year-end were as follows:

--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                                 (millions)
Accumulated
   postretirement benefit
   obligation                                             $   910       $   876
Unrecognized prior
   service cost                                                74            53
Unrecognized net gains                                         75           120
--------------------------------------------------------------------------------

Accrued postretirement
   benefits cost                                          $ 1,059       $ 1,049
                                                          ======================

Discount rate                                                8.00%         8.25%
                                                          ======================


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

The net postretirement benefits cost consisted of the following:

--------------------------------------------------------
                         2000        1999        1998
--------------------------------------------------------
                                (millions)

Service cost --
   benefits earned
   during the year   $     17    $     21    $     20
Interest on
   accumulated
   postretirement
   benefit                 71          59          58
   obligation
Recognition of
   prior service           (9)         (8)         (6)
   cost
Recognition of
   actuarial gains        (17)        (17)        (21)
--------------------------------------------------------

Net postretirement
   benefits cost     $     62    $     55    $     51
                    ====================================

Discount rate            8.25%       7.00%       7.25%
                    ====================================


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

--------------------------------------------------------------------------------
9. Income Taxes
--------------------------------------------------------------------------------

Income tax expense (benefit) allocated to continuing operations consists of the following:

--------------------------------------------------------
                         2000        1999        1998
--------------------------------------------------------
                                 (millions)

Current income tax
   expense (benefit)
     Federal         $     24    $    (34)   $    283
     State                 55          40          44
--------------------------------------------------------
Total current              79           6         327
--------------------------------------------------------

Deferred income tax
   expense (benefit)
     Federal             (173)       (309)        120
     State                (32)        (24)          7
--------------------------------------------------------
Total deferred           (205)       (333)        127
--------------------------------------------------------

Total                $   (126)   $   (327)   $    454
                     ===================================

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

---------------------------------------------------------
                           2000       1999       1998
---------------------------------------------------------
                                  (millions)

Income tax expense
   (benefit) at the
   federal statutory    $  (246)   $  (375)   $   364
   rate
Effect of:
   State income taxes,
     net of federal
     income tax effect       15         10         33
   Equity in losses
   of foreign joint
     ventures                48         18          6
   Write down of
     equity method
     investment              30          -          -
   Write-off of
     in-process
     research and
     development costs        -          -         63
   Goodwill
     amortization            52         37          3
   Other, net               (25)       (17)       (15)
---------------------------------------------------------

Income tax expense
   (benefit)            $  (126)   $  (327)   $   454
                       ==================================

Effective income tax
   rate                    17.9%      30.5%      43.7%
                       ==================================


Income tax expense (benefit) allocated to other items was as follows:

---------------------------------------------------------
                          2000        1999       1998
---------------------------------------------------------
                                  (millions)

Discontinued operation  $  370      $ (111)    $  (62)
Extraordinary items         (3)        (34)       (23)
Unrealized holding
   gains (losses) on
   investments/(1)/        (29)        (13)         8
Stock ownership,
   purchase and
   options
   arrangements/(2)/      (424)       (254)       (49)
---------------------------------------------------------

/(1)/ These amounts have been recorded directly to "Shareholders' equity--
      Accumulated other comprehensive income" in the Consolidated Balance
      Sheets.

/(2)/ These amounts have been recorded directly to "Shareholders' equity--
      Capital in excess of par or stated value" in the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2000 and 1999, along with the income tax effect of each, were as follows:

---------------------------------------------------------
                              2000 Deferred Income Tax
                           ------------------------------
                                Assets      Liabilities
---------------------------------------------------------
                                    (millions)

Property, plant and
   equipment                  $      -        $  3,161
Intangibles                          -             386
Postretirement and other
   benefits                        428               -
Reserves and allowances            214               -
Unrealized holding gains
   on investments                    -              19
Operating loss
   carryforwards                 2,011               -
Tax credit carryforwards           127               -
Other, net                         162               -
---------------------------------------------------------
                                 2,942           3,566
Less valuation allowance           598               -
---------------------------------------------------------

Total                         $  2,344        $  3,566
                              ===========================

---------------------------------------------------------
                             1999 Deferred Income Tax
                           ------------------------------
                                Assets      Liabilities
                           ------------------------------
                                    (millions)

Property, plant and
   equipment                  $      -        $  2,473
Intangibles                          -             452
Postretirement and other
   benefits                        422               -
Reserves and allowances            149               -
Unrealized holding gains
   on investments                    -              48
Operating loss

   carryforwards                 1,203               -
Tax credit carryforwards            75               -
Other, net                         177               -
---------------------------------------------------------
                                 2,026           2,973
Less valuation allowance           480               -
---------------------------------------------------------

Total                         $  1,546       $   2,973
                              ===========================

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

--------------------------------------------------------------------------------
10. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                         2000                                  1999
                                          ------------------------------------  ------------------------------------
                                            Sprint      Sprint                    Sprint      Sprint
                                              FON         PCS                       FON         PCS
                            Maturing         Group       Group   Consolidated      Group       Group   Consolidated
--------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
Senior notes
   5.7% to 7.6%/(1)/      2001 to 2028    $ 1,105      $  9,395    $  10,500     $ 1,105     $  8,145  $    9,250
   8.1% to 9.8%           2000 to 2003        382             -          382         632            -         632
  11.0% to 12.5%/(2)/     2001 to 2006          -           776          607           -          734         584

Debentures and notes
   5.8% to 9.6%           2000 to 2022        500             -          500         565            -         565

Notes payable and
   commercial paper             -             157         3,797        3,954         294        1,971       2,265

First mortgage bonds
   5.9% to 9.9%           2000 to 2025      1,085             -        1,085       1,295            -       1,295

Capital lease obligations
   5.2% to 14.0%          2000 to 2008         61           408          469          69          486         555

Revolving credit
facilities Variable rates     2002            900             -          900         900            -         900

Other
   2.0% to 10.0%          2000 to 2006        318             4          322         573          153         726
--------------------------------------------------------------------------------------------------------------------
                                            4,508        14,380       18,719       5,433       11,489      16,772

Less: current maturities/(2)/               1,026           244        1,205         902          185       1,087
--------------------------------------------------------------------------------------------------------------------

Long-term debt and
     capital lease
     obligations/(2)/                     $ 3,482      $ 14,136    $  17,514    $ 4,531      $ 11,304  $   15,685
                                        ============================================================================

/(1)/ These borrowings were incurred by Sprint and allocated to the applicable group. Sprint's weighted average interest rate related to these borrowings was 6.7% at year-end 2000 and 6.6% at year-end 1999. The weighted average interest rate related to the borrowings allocated to the PCS Group was approximately 8.8% at year-end 2000 and 8.7% at year-end 1999. See Note 1 for a more detailed description of how Sprint allocates financing to each of the groups.

/(2)/ Consolidated debt does not equal the total of PCS Group and FON Group debt due to intergroup debt eliminated in consolidation. The FON Group had an investment in the PCS Group's Senior Discount notes totaling $169 million at year-end 2000, including $65 million classified as current, and $150 million at year-end 1999.

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

------------------------------------------------------
                      Sprint     Sprint
                        FON        PCS
                       Group      Group    Sprint
------------------------------------------------------
                                (millions)
2001/(1)/            $ 1,026    $   258    $ 1,214
2002                   1,339      1,309      2,648
2003                     372      1,060      1,432
2004                     144      1,062      1,206
2005                     122         61        183
------------------------------------------------------

/(1)/ The 2001 scheduled principal payments do not equal current maturities as these amounts reflect the maturity value of the scheduled payment on the PCS Group's Senior Discount notes.

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

Long-term Debt

In June 2000, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. At year-end 2000, Sprint had issued a total of $2 billion of debt securities under the shelf. In January 2001, Sprint issued securities using the remaining amount of the shelf (see Note
19).

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

--------------------------------------------------------------------------------
11. Redeemable Preferred Stock
--------------------------------------------------------------------------------

The redeemable preferred stock outstanding, at year-end, is as follows:

                                                                                            2000           1999
----------------------------------------------------------------------------------------------------------------------
                                                                                         (millions, except per share
                                                                                          and share data)
Seventh series preferred stock - Stated value $1,000 per share, 246,766 shares,
   voting, cumulative $6.73 quarterly dividend rate                                       $  246          $  246
Fifth series preferred stock - stated value $100,000 per share, shares - 95,
   voting, cumulative 6% annual dividend rate                                                 10              10
----------------------------------------------------------------------------------------------------------------------

                                                                                          $  256          $  256
                                                                                          ============================

Seventh Series Preferred Stock

As part of the PCS Restructuring, Sprint issued to the Cable Partners a new class of convertible preferred stock convertible into PCS shares. Shares of Seventh series preferred stock are generally not redeemable before the third anniversary of the PCS Restructuring. If not converted by the holder or earlier redeemed by Sprint, the Seventh series preferred stock will become mandatorily redeemable on the tenth anniversary of the PCS Restructuring.

Fifth Series Preferred Stock

Sprint's Fifth series preferred stock must be redeemed in full in 2003. If less than full dividends have been paid for four consecutive dividend periods, or if dividends in arrears exceed an amount equal to the dividends for six dividend periods, the Fifth series preferred shareholders may elect a majority of directors standing for election until all dividends in arrears have been paid.

--------------------------------------------------------------------------------
12. Common Stock
--------------------------------------------------------------------------------

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

In November 1998, Sprint recapitalized its common stock into FON stock and PCS stock and restructured its interests in Sprint PCS. As a result, Sprint created the following series of common stock:

     .   Series 1 FON stock and Series 1 PCS stock
         -----------------------------------------
         Existing Sprint common shareholders received one share of FON stock and 1/2 share of PCS stock for each Sprint share owned. Authorized shares totaled 2.5 billion for the Series 1 FON stock and 1.25 billion for the Series 1 PCS stock. Shares issued at year-end 2000 were 710.2 million and 507.4 million, respectively. Shares outstanding at year-end 2000 were 709.8 million and 507.4 million, respectively.

     .   Series 2 FON stock and Series 2 PCS stock
         -----------------------------------------
         The Cable Partners received PCS shares for their ownership interests in Sprint PCS. These shares have 1/10 the voting power of the Series 1 and Series 3 PCS shares. Authorized shares totaled 500 million for both the Series 2 FON stock and Series 2 PCS stock. PCS shares issued and outstanding at year-end 2000 were 355.4 million. No FON shares have been issued.

     .   Series 3 FON stock and Series 3 PCS stock
         -----------------------------------------
         To maintain their voting power, FT and DT purchased a combined total of
         5.1 million Series 3 PCS shares (pre-split basis) for $85 million at the time of the Restructuring. Series 3 FON and PCS stock is also used whenever FT and DT purchase stock to maintain their voting power and could be used if FT and DT were to elect to convert their Class A common shares into FON and PCS stock. Authorized shares totaled 1.2 billion for the Series 3 FON stock and 600 million for the Series 3 PCS stock. Shares issued and outstanding at year-end 2000 were 88.6 million and 70.3 million, respectively.

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

In February 1999, FT and DT purchased an aggregate of 12.2 million Series 3 PCS shares for $169 million in conjunction with the registered public offering of
48.8 million shares of Series 1 PCS stock .

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

FT and DT may purchase additional shares of FON stock and PCS stock from Sprint to maintain their current ownership level. FT and DT have entered into a standstill agreement with Sprint restricting their ability to acquire Sprint voting shares (other than as intended by their agreements with Sprint). The standstill agreement also contains customary provisions restricting FT and DT from initiating or participating in any proposal with respect to the control of Sprint. In February 2001, a registration statement covering the FON shares FT and DT own was filed with the SEC for public sale (see Note 19).

Common Stock Reserved for Future Grants

At year-end 2000, common stock reserved for future grants under stock option plans or for future issuances under various other arrangements was as follows:

Sprint FON Group

--------------------------------------------------------
                                              Shares
--------------------------------------------------------
                                            (millions)

Employees Stock Purchase Plan                  10.5
Employee savings plans                          5.4
Automatic Dividend Reinvestment Plan            2.3
Officer and key employees' and directors'
 stock options                                 22.1
Other                                           1.4
--------------------------------------------------------
                                               41.7
                                           =============


Sprint PCS Group

--------------------------------------------------------
                                              Shares
--------------------------------------------------------
                                            (millions)

Employees Stock Purchase Plan                   3.7
Employee savings plans                          2.3
Officer and key employees' and directors'
 stock options                                 19.8
Warrants issued to Cable Partners              24.9
Conversion of preferred stock and other        18.5
--------------------------------------------------------
                                               69.2
                                           =============

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

--------------------------------------------------------------------------------
13. Stock-based Compensation
--------------------------------------------------------------------------------

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

Sprints pro forma net loss was $467 million for 2000 and $1,144 million for 1999. From the Recapitalization date through year-end 1998, Sprint's pro forma net loss was $453 million.

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

FON Common Stock

------------------------------------------------------
2000                          MISOP           SOP
------------------------------------------------------

Fair value on grant date   $  24.24        $  23.86
Risk-free interest rate         6.8%            6.1%
Expected volatility            26.7%           26.6%
Expected dividend yield         0.8%            0.8%
Expected life (years)             6               6


------------------------------------------------------
2000                       Accelerated     Retention
------------------------------------------------------

Fair value on grant date   $   13.77       $  22.92
Risk-free interest rate          6.1%           6.6%
Expected volatility             33.2%          26.7%
Expected dividend yield          1.4%           0.8%
Expected life (years)              6              6


------------------------------------------------------
1999                          MISOP           SOP
------------------------------------------------------

Fair value on grant date   $    9.86       $  12.09
Risk-free interest rate          4.8%           4.8%
Expected volatility             26.6%          26.6%
Expected dividend yield          1.3%           1.3%
Expected life (years)              4              6


PCS Common Stock

------------------------------------------------------
2000                          MISOP           SOP
------------------------------------------------------

Fair value on grant date   $   33.06       $  33.93
Risk-free interest rate          6.8%           6.1%
Expected volatility             63.2%          67.7%
Expected dividend yield            -              -
Expected life (years)              6              6

------------------------------------------------------
2000                       Accelerated     Retention
------------------------------------------------------

Fair value on grant date   $ 35.30         $  34.83
Risk-free interest rate        6.1%             6.6%
Expected volatility           63.8%            63.2%
Expected dividend yield          -                -
Expected life (years)            6                6


------------------------------------------------------
1999                        MISOP             SOP
------------------------------------------------------

Fair value on grant date   $  8.55         $  10.12
Risk-free interest rate        4.8%             4.8%
Expected volatility           67.7%            67.7%
Expected dividend yield          -                -
Expected life (years)            4                6


------------------------------------------------------
1998                                          SOP
------------------------------------------------------

Fair value on grant date                   $   5.44
Risk-free interest rate                         4.4%
Expected volatility                            75.0%
Expected dividend yield                           -
Expected life (years)                             6


Sprint Common Stock

------------------------------------------------------
1998                        MISOP             SOP
------------------------------------------------------

Fair value on grant date   $ 14.58         $  16.00
Risk-free interest rate        5.5%             5.5%
Expected volatility           21.7%            21.7%
Expected dividend yield        1.7%             1.7%
Expected life (years)            5                6


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

Stock Options

Stock option plan activity was as follows:

FON Common Stock

---------------------------------------------------------
                                              Weighted
                                              Average
                                Sprint       per Share
                                  FON         Exercise
                                Shares         Price
---------------------------------------------------------
                              (millions)

Converted in
   November 1998                 47.6        $  21.01
Exercised                        (0.2)          15.95
                              ---------
Outstanding, year-end 1998       47.4           21.03
Granted                          20.9           41.51
Exercised                       (13.5)          18.93
Forfeited/Expired                (2.8)          28.61
                              ---------
Outstanding, year-end 1999       52.0           29.48
Granted                          24.3           58.61
Exercised                       (11.5)          26.32
Forfeited/Expired               (20.0)          58.48
                              ---------
Outstanding, year-end 2000       44.8        $  33.12
                              ==========================


PCS Common Stock

---------------------------------------------------------
                                              Weighted
                                              Average
                                Sprint       per Share
                                  PCS         Exercise
                                Shares         Price
---------------------------------------------------------
                              (millions)

Converted in
   November 1998                 23.8        $   4.58
Granted                           5.4            7.92
                              ---------
Outstanding, year-end 1998       29.2            5.20
Granted                          21.8           17.67
Exercised                        (9.2)           6.05
Forfeited/Expired                (2.0)           9.64
                              ---------
Outstanding, year-end 1999       39.8           11.64
Granted                          19.1           52.68
Exercised                       (16.2)          10.84
Forfeited/Expired               (15.8)          52.08
                              ---------
Outstanding, year-end 2000       26.9        $  17.43
                              ===========================

Sprint Common Stock

---------------------------------------------------------
                                             Weighted
                                             Average
                                             per Share
                           Sprint            Exercise
                           Shares              Price
---------------------------------------------------------
                         (millions)

Outstanding, beginning
   of 1998                  18.7             $  37.85
     Granted                 9.1                59.73
     Exercised              (3.4)               33.54
     Forfeited/
     Expired                (0.6)               47.28
                         -----------

Converted in
     November 1998                      23.8            $    46.60
                                   ===============================


The following tables summarize outstanding and exercisable options at year-end 2000:

FON Common Stock

---------------------------------------------------------
                           Options Outstanding
                 ----------------------------------------

                               Weighted
                                Average       Weighted
                               Remaining       Average
    Range of        Number    Contractual     Exercise
Exercise Prices  Outstanding     Life           Price
---------------------------------------------------------
                  (millions)    (years)
$ 5.00 -$ 9.99        0.2          0.5     $      8.67
 10.00 - 19.99        8.1          5.2           16.62
 20.00 - 29.99       14.4          6.8           24.73
 30.00 - 39.99       14.8          8.0           38.51
 40.00 - 49.99        2.3          5.9           44.64
 50.00 - 59.99        0.7          5.5           53.63
 60.00 - 69.99        3.9          7.9           64.71
 70.00 - 79.99        0.4          5.6           74.02
---------------------------------------------------------


---------------------------------------------------------
                                 Options Exercisable
                              ---------------------------
                                              Weighted
                                               Average
   Range of                     Number        Exercise
Exercise Prices               Exercisable       Price
---------------------------------------------------------
                              (millions)

       $ 5.00 -$ 9.99              0.2     $      8.67
        10.00 - 19.99              8.1           16.62
        20.00 - 29.99             14.3           24.71
        30.00 - 39.99             13.9           38.63
        40.00 - 49.99              1.4           45.60
        50.00 - 59.99              0.4           52.08
        60.00 - 69.99              1.5           64.73
        70.00 - 79.99              0.4           74.02
---------------------------------------------------------


PCS Common Stock

---------------------------------------------------------
                           Options Outstanding
                 ----------------------------------------

                               Weighted
                                Average       Weighted
                               Remaining       Average
    Range of        Number    Contractual     Exercise
Exercise Prices  Outstanding     Life           Price
---------------------------------------------------------
                  (millions)    (years)
$  2.00 -$ 9.99      11.5          6.2     $      5.26
  10.00 - 19.99      10.6          8.0           15.60
  20.00 - 29.99       0.3          5.8           26.59
  30.00 - 39.99       0.3          6.4           33.16
  40.00 - 49.99       0.4          6.3           46.44
  50.00 - 59.99       3.4          8.4           53.07
  60.00 - 69.99       0.4          7.3           62.82
---------------------------------------------------------



---------------------------------------------------------
                                 Options Exercisable
                              ---------------------------
                                              Weighted
                                               Average
    Range of                    Number        Exercise
Exercise Prices               Exercisable       Price
---------------------------------------------------------
                              (millions)
$  2.00 - $ 9.99                  11.5     $      5.26
  10.00 -  19.99                  10.6           15.60
  20.00 -  29.99                   0.2           27.10
  30.00 -  39.99                   0.2           32.78
  40.00 -  49.99                   0.2           45.88
  50.00 -  59.99                   1.4           52.32
---------------------------------------------------------


--------------------------------------------------------------------------------
14. Commitments and Contingencies
--------------------------------------------------------------------------------

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

Operating Leases

Sprint's minimum rental commitments at year-end 2000 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space, are as follows:

------------------------------------------------------
                                        (millions)
2001                                  $        577
2002                                           409
2003                                           283
2004                                           194
2005                                           119
Thereafter                                     364
------------------------------------------------------


Sprint's gross rental expense totaled $1.0 billion in 2000, $890 million in 1999 and $730 million in 1998. Rental commitments for subleases, contingent rentals and executory costs were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
15. Financial Instruments
--------------------------------------------------------------------------------

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

The carrying amounts and estimated fair values of Sprint's financial instruments at year-end were as follows:

---------------------------------------------------------
                                       2000
                           ------------------------------
                               Carrying      Estimated
                                Amount       Fair Value
---------------------------------------------------------
                                    (millions)

Cash and equivalents        $        239  $      239
Investments in securities             66          66
Long-term debt and
   capital lease obligations      18,719      17,823
Redeemable preferred
   stock                             256         385
---------------------------------------------------------

---------------------------------------------------------
                                       1999
                           ------------------------------
                               Carrying      Estimated
                                Amount       Fair Value
---------------------------------------------------------
                                    (millions)

Cash and equivalents        $        120  $      120
Investments in securities            464         464
Long-term debt and
   capital lease obligations      16,772      16,126
Redeemable preferred
   stock                             256         374
---------------------------------------------------------


The carrying amounts of Sprint's cash and equivalents approximate fair value at year-end 2000 and 1999. The estimated fair value of investments in equity securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on either the Black-Scholes pricing model or the present value of estimated future cash flows using a discount rate based on the risks involved.

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

--------------------------------------------------------------------------------
16. Additional Financial Information
--------------------------------------------------------------------------------

Segment Information

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business, also known as the PCS Group.

Sprint manages its segments to the operating income (loss) level of reporting. Items below that level are held at a corporate level and only attributed to the group level. That reconciliation is shown on the face of the Consolidated Statements of Operations in the consolidation information.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximates fair value.

Beginning in 2000, Sprint aligned financial reporting with changes in how management operates and assesses performance. Using several factors, Sprint combined its long distance operation, Sprint ION, broadband fixed wireless services and certain other ventures into one division, global markets. The global markets division now includes four major revenue streams: voice, data, Internet and other. Additionally, Sprint shifted the recognition of consumer long distance revenues and expenses associated with customers in its local franchise territories from the global markets division to the local division. The product distribution and directory publishing business segment is an aggregation of product and service lines that are provided to similar customers. The PCS Group is managed based on the products and services it provides to the market.

Prior periods have been restated to reflect these changes.

Segment financial information was as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                                  Product
                                    Global                     Distribution &                   Corporate
                                   Markets                       Directory         PCS             and
                                   Division    Local Division    Publishing       Group     Eliminations/(1)/  Consolidated
---------------------------------------------------------------------------------------------------------------------------
                                                                         (millions)
2000
Net operating revenues            $   10,528     $   6,155       $    1,936     $   6,341      $   (1,347)      $   23,613
Affiliated revenues                      424           194              694            35          (1,347)               -
Depreciation and
  amortization                         1,121         1,139               16         1,877              (9)           4,144
Operating expenses                     9,943         4,392            1,652         8,269          (1,148)          23,108
Operating income (loss)                  585         1,763              284        (1,928)           (199)             505
Operating margin                         5.6%         28.6%            14.7%           NM               -              2.1%
Equity in earnings (losses)
  of affiliates                         (200)            9               10           (55)              -             (236)

Capital expenditures                   2,294         1,371                8         3,047             432            7,152
Total assets                          12,042         9,219              845        19,763             732           42,601

1999
Net operating revenues            $   10,308     $   5,958       $    1,758     $   3,373      $   (1,132)      $   20,265
Affiliated revenues                      290           197              641             4          (1,132)               -
Depreciation and
  amortization                         1,045         1,069               17         1,523              (2)           3,652
Operating expenses                     9,133         4,405            1,516         6,610          (1,092)          20,572
Operating income (loss)                1,175         1,553              242        (3,237)            (40)            (307)
Operating margin                        11.4%         26.1%            13.8%           NM               -               NM
Equity in earnings (losses) of
  affiliates                             (97)            7               17             -               -              (73)

Capital expenditures                   1,774         1,354               36         2,580             370            6,114
Total assets                          10,661         8,641              651        17,924           1,373           39,250

1998
Net operating revenues            $    9,541     $   5,599       $    1,709     $   1,294      $     (999)      $   17,144
Affiliated revenues                      146           142              711             -            (999)               -
Depreciation and
   amortization                          928           984               13           789              (4)           2,710
Operating expenses                     8,351         4,198            1,478         3,864            (937)          16,954
Operating income (loss)                1,190         1,401              231        (2,570)            (62)             190
Operating margin                        12.5%         25.0%            13.5%           NM               -              1.1%
Other partners' loss in
  Sprint PCS                               -             -                -         1,251               -            1,251
Equity in earnings (losses) of
  affiliates                             (67)           10               16             -               -              (41)

Capital expenditures                   1,518         1,374                9         1,072             258            4,231
Total assets                           8,008         8,176              612        15,165           1,296           33,257

NM = Not meaningful

/(1)/ Revenues eliminated in consolidation consist primarily of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division and access to the PCS network. In 2000, corporate operating loss includes a $163 million charge for the FON Group costs associated with the terminated WorldCom merger. The PCS Group operating expenses include a $24 million charge for merger termination costs. Corporate capital expenditures were incurred mainly for Sprint's World Headquarters Campus.

More than 95% of Sprint's revenues are from domestic customers located within the United States.

Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers represent approximately 25% of the PCS Group's net operating revenues in 2000, 28% in 1999 and 25% in 1998.

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                               Product
                               Global                       Distribution &
                              Markets                         Directory
                              Division     Local Division     Publishing      PCS Group    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                   (millions)
2000
Voice                         $  7,094        $      -         $      -       $      -      $   (424)       $  6,670
Data                             1,937               -                -              -             -           1,937
Internet                           920               -                -              -             -             920
Local service                        -           2,846                -              -            (2)          2,844
Network access                       -           1,987                -              -          (138)          1,849
Toll service                         -             717                -              -             -             717
Product distribution                 -               -            1,468              -          (694)            774
Directory publishing                 -               -              468              -             -             468
Wireless services                    -               -                -          6,341           (35)          6,306
Other                              577             605                -              -           (54)          1,128
                              ----------------------------------------------------------------------------------------
Total net operating revenues  $ 10,528        $  6,155         $  1,936       $  6,341      $ (1,347)       $ 23,613
                              ----------------------------------------------------------------------------------------

1999
Voice                         $  7,445        $      -         $      -       $      -      $   (290)       $  7,155
Data                             1,696               -                -              -             -           1,696
Internet                           615               -                -              -             -             615
Local service                        -           2,677                -              -            (2)          2,675
Network access                       -           1,918                -              -          (132)          1,786
Toll service                         -             611                -              -             -             611
Product distribution                 -               -            1,350              -          (641)            709
Directory publishing                 -               -              408              -             -             408
Wireless services                    -               -                -          3,373            (4)          3,369
Other                              552             752                -              -           (63)          1,241
                              ----------------------------------------------------------------------------------------
Total net operating revenues  $ 10,308        $  5,958          $ 1,758       $  3,373      $ (1,132)       $ 20,265
                              ----------------------------------------------------------------------------------------

1998
Voice                         $  7,079        $      -         $      -       $      -      $   (146)       $  6,933
Data                             1,396               -                -              -             -           1,396
Internet                           434               -                -              -             -             434
Local service                        -           2,469                -              -            (1)          2,468
Network access                       -           1,894                -              -          (127)          1,767
Toll service                         -             503                -              -             -             503
Product distribution                 -               -            1,315              -          (711)            604
Directory publishing                 -               -              394              -             -             394
Wireless services                    -               -                -          1,294             -           1,294
Other                              632             733                -              -           (14)          1,351
                              ----------------------------------------------------------------------------------------
Total net operating revenues  $  9,541        $  5,599         $  1,709       $  1,294      $   (999)       $ 17,144
                              ----------------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:

-------------------------------------------------------
                          2000         1999        1998
-------------------------------------------------------
                                   (millions)

Interest (net of
   capitalized
   interest)           $ 1,022      $   714     $   217
                       ================================
Income taxes           $  (386)     $  (131)    $   307
                       ================================


Sprint's noncash activities included the following:

-------------------------------------------------------
                          2000         1999        1998
-------------------------------------------------------
                                   (millions)

Tax benefit from
  stock options
  exercised            $   424      $   254     $    49
                       ================================
Stock received
  for stock options
  exercised            $    69      $   118     $    18
                       ================================
Noncash
  extinguish-
  ment of debt         $   275      $    78     $     -
                       ================================
Common stock
  issued under
  Sprint's
  employee
  benefit stock
  plans                $   255      $   144     $    99
                       ================================
Capital lease
  obligations          $     -      $    77     $   460
                       ================================
Common stock
  issued for
  Cox PCS
  acquisition          $     -      $ 1,146     $     -
                       ================================
Debt assumed in
  the broadband
  fixed wireless
  acquisitions         $     -      $   575     $     -
                       ================================
Common stock
  issued to the
  Cable Partners
  to purchase
  Sprint PCS           $     -      $     -     $ 3,200
                       ================================
Preferred stock
   issued to the
   Cable Partners
   in exchange for
   interim
   financing           $     -      $     -     $   247
                       ================================


See Note 2 for more details about the assets and liabilities acquired in business combinations.

Related Party Transactions

The Cable Partners advanced PhillieCo $26 million in 1998. This advance was repaid in the 1999 first quarter.

--------------------------------------------------------------------------------
17. Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
18.  Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                                                Quarter
                                                       ---------------------------------------------------------
2000                                                      1/st/          2/nd/           3/rd/        4/th(1)/
----------------------------------------------------------------------------------------------------------------
                                                                   (millions, except per share data)
Net operating revenues/(2),(3)/                        $     5,529    $     5,821     $     6,040    $     6,223
Operating income (loss)                                        156            122             357           (130)
Loss from continuing operations                                (65)           (91)             (6)          (414)
Net income (loss)/(3)/                                         605            (91)             (6)          (415)
Earnings (Loss) per common share from
   continuing operations
    FON common stock
           Diluted                                            0.50           0.41            0.43           0.11
           Basic                                              0.51           0.42            0.44           0.11
    PCS common stock
           Diluted and Basic                                 (0.54)         (0.48)          (0.41)         (0.53)
----------------------------------------------------------------------------------------------------------------

                                                                                Quarter
                                                       ---------------------------------------------------------
1999                                                      1/st/          2/nd/           3/rd/          4/th/
----------------------------------------------------------------------------------------------------------------
                                                                   (millions, except per share data)
Net operating revenues/(2)/                            $     4,735    $     4,982     $     5,158    $     5,390
Operating income (loss)                                        (90)            28             (64)          (181)
Loss from continuing operations                               (171)          (103)           (196)          (275)
Net loss                                                      (220)          (169)           (256)          (290)
Earnings (Loss) per common share from
   continuing operations/(4),(5)/
    FON common stock
           Diluted                                            0.49           0.51            0.48           0.49
           Basic                                              0.50           0.52            0.49           0.50
    PCS common stock
           Diluted and Basic                                 (0.71)         (0.61)          (0.65)         (0.75)
----------------------------------------------------------------------------------------------------------------

/(1)/ See Notes 3 and 4 of Notes to Consolidated Financial Statements for information about nonrecurring charges recorded in the 2000 fourth quarter.

/(2)/ Certain reclassifications were made between net operating revenues and operating expenses from amounts reported in the 2000 reports on Form 10-Q to conform to industry events or practices. These reclassifications had no impact on operating income (loss) as previously reported.

/(3)/ In the 2000 first quarter, Sprint adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). As required by SAB 101, 2000 net operating revenues have been restated from amounts reported in the 2000 quarterly reports on Form 10-Q. Net operating revenues were reduced by $4 million in the 2000 first quarter, $31 million in the 2000 second quarter and $33 million in the 2000 third quarter. Sprint also restated the 2000 first quarter net income by recording a $2 million loss for the cumulative effect of change in accounting principle at the effective adoption date of SAB 101.

/(4)/ In the 1999 second quarter, Sprint effected a two-for-one stock split of its FON stock. FON Group earnings per share for prior periods have been restated to reflect this stock split.

/(5)/ In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS stock. PCS Group loss per share for prior periods have been restated to reflect this stock split.

--------------------------------------------------------------------------------
19. Subsequent Events (Unaudited)
--------------------------------------------------------------------------------

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

                              SPRINT CORPORATION

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 2000, 1999 and 1998


                                                        Additions (Deductions)
                                              -------------------------------------------
                                Balance                                        Charged to                      Balance
                               Beginning           PCS          Charged to       Other           Other         End of
                                of Year       Restructuring       Income        Accounts      Deductions        Year
----------------------------------------------------------------------------------------------------------------------
                                                                     (millions)
2000
    Allowance for
      doubtful accounts         $  274           $     -         $    666        $    8       $  (559)/(1)/    $  389
                            ==========================================================================================
    Valuation allowance -
      deferred income
      tax assets                $  480           $     -         $    115        $    3       $     -          $  598
                            ==========================================================================================

1999
    Allowance for
      doubtful accounts         $  182           $     -         $    584        $    7       $  (499)/(1)/    $  274
                            ==========================================================================================
    Valuation allowance -
      deferred income
      tax assets                $  249           $     -         $     47        $  193/(4)/  $    (9)         $  480
                            ==========================================================================================

1998
    Allowance for
      doubtful accounts         $  147           $     8/(2)/    $    367        $    3       $  (343)/(1)/    $  182
                            ==========================================================================================
    Valuation allowance -
      deferred income
      tax assets                $   12           $   229/(3)/    $      -        $   16       $    (8)         $  249
                            ==========================================================================================


/(1)/  Accounts written off, net of recoveries.

/(2)/ As discussed in Note 2, the PCS Group's assets and liabilities were recorded at their fair values on the PCS Restructuring date. Therefore, the data presented in this Schedule reflects activity since the PCS Restructuring.

/(3)/ Represents a valuation allowance for deferred income tax assets recorded in connection with the PCS Restructuring.

/(4)/ Represents a valuation allowance for deferred income tax assets relating to the net operating loss carryforwards acquired in the purchase of the broadband fixed wireless companies.