Form 10-Q
period 2001-03-31
SPRINT CORP
filed 2001-05-15
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                               -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------   ---------------------

Commission file number                         1-04721
                       ---------------------------------------------------------

                               SPRINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             KANSAS                                      48-0457967
-----------------------------------         ------------------------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                   Identification No.)


  P.O. Box 11315, Kansas City, Missouri                     64112
----------------------------------------         -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (913) 624-3000
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


Yes    X        No
   ---------      -------

                                   COMMON SHARES OUTSTANDING AT APRIL 30, 2001:
                                           FON COMMON STOCK 800,053,977
                                           PCS COMMON STOCK 936,979,355
                                          CLASS A COMMON STOCK 86,236,036


                                        4
TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             3
                      Consolidated Balance Sheets                                                        5
                      Consolidated Statements of Cash Flows                                              9
                      Consolidated Statement of Shareholders' Equity                                     11
                      Condensed Notes to Consolidated Financial Statements                               12

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            18

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         29

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  30

             Item 2.  Changes in Securities                                                              30

             Item 3.  Defaults Upon Senior Securities                                                    30

             Item 4.  Submission of Matters to a Vote of Security Holders                                30

             Item 5.  Other Information                                                                  32

             Item 6.  Exhibits and Reports on Form 8-K                                                   32

Signature                                                                                                34

Exhibits

             (12)   Computation of Ratio of Earnings to Fixed Charges

             (99)   Supplementary Information


                  (a)  Annex I - FON Group Combined Financial Information

                  (b)  Annex II - PCS Group Combined Financial Information


                                                                         Part I.
                                                                         Item 1.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Quarters Ended March 31,                                                                 2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,280     $       5,529
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,110             2,747
   Selling, general and administrative                                                   1,799             1,660
   Depreciation                                                                            981               817
   Amortization                                                                            140               149
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              6,030             5,373
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    250               156

Interest expense                                                                          (307)             (254)
Other income (expense), net                                                                (20)               28
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations
   before income taxes                                                                     (77)              (70)
Income tax benefit (expense)                                                                 -                 5
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                   (77)              (65)
Discontinued operation, net                                                                  -               675
Extraordinary items, net                                                                    (1)               (3)
Cumulative effect of change in
   accounting principles, net                                                                2                (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                          (76)              605

Preferred stock dividends (paid) received                                                   (2)               (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) applicable to
   common stock                                                                   $        (78)    $         603
                                                                                  -- ------------- --- -------------

Diluted Earnings (Loss) per Common Share
Continuing operations
Discontinued operation
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total
Diluted weighted average common shares

Basic Earnings (Loss) per Common Share
Continuing operations
Discontinued operation
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total
Diluted weighted average common shares

DIVIDENDS PER COMMON SHARE



                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).










   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (129)     $        (95)        $       4,358     $      4,404         $      2,051     $       1,220
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (129)              (95)                2,105            1,948                1,134               894
             -                 -                 1,135            1,153                  664               507
             -                 -                   580              528                  401               289
             -                 -                     6               17                  134               132
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (129)              (95)                3,826            3,646                2,333             1,822
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   532              758                 (282)             (602)

             5                 5                   (27)             (39)                (285)             (220)
            (5)               (5)                    5                7                  (20)               26
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


      -                        -                   510              726                 (587)             (796)
             -                 -                  (194)            (281)                 194               286
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   316              445                 (393)             (510)
             -                 -                     -              675                    -                 -
             -                 -                    (1)               -                    -                (3)

             -                 -                     -               (2)                   2                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   315            1,118                 (391)             (513)

             -                 -                     2               2                    (4)               (4)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


$            -      $          -         $         317     $      1,120         $       (395)    $        (517)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.36     $       0.50         $     (0.40)     $       (0.54)
                                                     -             0.75                -                  -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.36     $       1.25         $     (0.40)     $       (0.54)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 887.4            894.7               977.9               956.3
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.36     $       0.51         $     (0.40)     $       (0.54)
                                                     -             0.77                    -              -
----- ------------- --- -------------    --- ------------- -- ------------- --- -- ------------- --- -------------

                                         $        0.36     $       1.28         $     (0.40)     $       (0.54)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 885.3            875.6               977.9               956.3
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $     0.125       $     0.125          $         -      $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
                                                                                     -------------------------------
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Quarters Ended March 31,                                                                 2001              2000
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $       (76)     $        605
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on securities                                             6                 -
Income tax benefit (expense)                                                               (2)                -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on
   securities during the period                                                             4                 -
Reclassification adjustment for gains
   included in net income                                                                   -               (32)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total net unrealized holding gains (losses)
   on securities                                                                            4               (32)
Net unrealized losses on qualifying
   cash flow hedges                                                                        (6)                -
Cumulative effect of change in
   accounting principle, net                                                               (9)                -
Foreign currency translation adjustments, net                                              (4)                -
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                   (15)              (32)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $       (91)     $        573
                                                                                  -- ------------- --- -------------
































                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        315      $     1,118          $      (391)     $       (513)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             7                 -                   (1)              (3)                   -                 3
            (2)                -                    -                1                    -                (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             5                 -                   (1)              (2)                   -                 2

             -                 -                    -              (32)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             5                 -                   (1)             (34)                   -                 2

             -                 -                   (6)               -                    -                 -

             -                 -                   (9)               -                    -                 -
             -                 -                   (4)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             5                 -                  (20)             (34)                   -                 2
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            5      $          -         $        295      $     1,084          $      (391)     $       (511)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,       December 31,
                                                                                            2001             2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $          180    $          239
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $378 and $389                                                                         3,979             4,028
       Inventories                                                                                999               949
       Prepaid expenses                                                                           441               366
       Current tax benefit receivable from the FON Group                                            -                 -
       Receivables from the PCS Group                                                               -                 -
       Other                                                                                      266               391
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     5,865             5,973

     Property, plant and equipment
       FON Group                                                                               32,037            30,998
       PCS Group                                                                               12,747            12,117
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     44,784            43,115
       Accumulated depreciation                                                               (18,705)          (17,799)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       26,079            25,316

     Investments in and advances to affiliates                                                    457               607

     Intangible assets
        Goodwill                                                                                5,426             5,425
        PCS licenses                                                                            3,059             3,059
        PCS customer base                                                                         745               747
        PCS microwave relocation costs                                                            405               411
        Other intangibles                                                                         431               430
-------------------------------------------------------------------------------------------------------------------------
        Total intangible assets                                                                10,066            10,072
        Accumulated amortization                                                               (1,272)           (1,134)
-------------------------------------------------------------------------------------------------------------------------
        Net intangible assets                                                                   8,794             8,938

     Other assets                                                                               1,951             1,767
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       43,146    $       42,601
                                                                                      -----------------------------------




















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
       March 31,       December 31,           March 31,      December 31,           March 31,       December 31,
         2001              2000                 2001             2000                 2001              2000
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $        60      $       122          $        120      $        117

             -                 -                3,059            3,126                   920               902
             -                 -                  429              434                   570               515
             -                 -                  315              276                   126                90
          (103)              (26)                   -                -                   103                26
          (324)             (361)                 324              361                     -                 -
             2                (2)                 167              193                    97               200
----------------------------------------    -------------------------------    -----------------------------------
          (425)             (389)               4,354            4,512                 1,936             1,850


             -                 -               32,037           30,998                     -                 -
             -                 -                    -                -                12,747            12,117
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               32,037           30,998                12,747            12,117
           (43)              (39)             (15,677)         (15,165)               (2,985)           (2,595)
-------------------------------------   -----------------------------------    -----------------------------------
           (43)              (39)              16,360           15,833                 9,762             9,522

          (379)             (383)                 674              842                   162               148


             -                 -                  878              877                 4,548             4,548
             -                 -                    -                -                 3,059             3,059
             -                 -                    -                -                   745               747
             -                 -                    -                -                   405               411
             -                 -                  385              384                    46                46
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,263            1,261                 8,803             8,811
             -                 -                  (63)             (57)               (1,209)           (1,077)
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,200            1,204                 7,594             7,734

            (1)                -                1,441            1,258                   511               509
-------------------------------------   -----------------------------------    -----------------------------------


   $      (848)      $      (811)         $    24,029      $    23,649          $     19,965      $     19,763
-------------------------------------   -----------------------------------    -----------------------------------


CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,       December 31,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings including current maturities of long-term debt             $       1,724    $       1,205
       Accounts payable                                                                         1,524            2,285
       Construction obligations                                                                   896              997
       Accrued interconnection costs                                                              590              547
       Accrued taxes                                                                              478              440
       Advance billings                                                                           592              607
       Payroll and employee benefits                                                              464              498
       Accrued interest                                                                           430              255
       Payables to the FON Group                                                                    -                -
       Other                                                                                    1,108            1,134
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,806            7,968

     Long-term debt and capital lease obligations                                              18,368           17,514

     Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                                         1,330            1,360
       Postretirement and other benefit obligations                                             1,082            1,077
       Other                                                                                      725              710
-------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other liabilities                                             3,137            3,147

     Redeemable preferred stock                                                                  256              256

     Shareholders' equity
       Common stock
         Class A common stock, par value $2.50 per share, 200.0 shares authorized, 86.2 shares issued and outstanding (each share represents the right to
            one FON share and1/2PCS share)                                                        216              216
         FON, par value $2.00 per share, 4,200.0 shares authorized, 799.5 and 798.8
            shares issued and 799.5 and 798.4 shares outstanding                                1,599            1,598
         PCS, par value $1.00 per share, 2,350.0 shares authorized, 935.6 and 933.1
            shares issued and outstanding                                                         936              933
       Capital in excess of par or stated value                                                 9,436            9,380
       Retained earnings                                                                        1,386            1,578
       Treasury stock, at cost, 0.0 and 0.4 shares                                                  -              (10)
       Accumulated other comprehensive income                                                       6               21
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,579           13,716
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      43,146    $      42,601
                                                                                      -----------------------------------












                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
       March 31,      December 31,           March 31,       December 31,           March 31,      December 31,
         2001             2000                 2001              2000                 2001             2000
------------------------------------    -----------------------------------   -----------------------------------
      (Unaudited)                           (Unaudited)                            (Unaudited)


   $       (67)     $       (65)         $     1,113       $     1,026          $       678      $        244
             -                -                1,066             1,598                  458               687
             -                -                    -                 -                  896               997
             -                -                  590               547                    -                 -
          (103)             (27)                 369               264                  212               203
             -                -                  428               462                  164               145
             -                -                  359               377                  105               121
             -                -                  142               136                  288               119
          (257)            (296)                   -                 -                  257               296
           (43)             (40)                 566               594                  585               580
------------------------------------    -----------------------------------   -----------------------------------
          (470)            (428)               4,633             5,004                3,643             3,392

          (108)            (104)               4,013             3,482               14,463            14,136


            (4)              (6)               1,310             1,276                   24                90
             -                -                1,082             1,077                    -                 -
             2                -                  452               457                  271               253
------------------------------------    -----------------------------------   -----------------------------------
            (2)              (6)               2,844             2,810                  295               343

          (280)            (280)                  10                10                  526               526





           216              216                    -                 -                    -                 -

         1,599            1,598                    -                 -                    -                 -

           936              933                    -                 -                    -                 -
         9,436            9,380                    -                 -                    -                 -
         1,386            1,578                    -                 -                    -                 -
             -              (10)                   -                 -                    -                 -
             6               21                    -                 -                    -                 -
       (13,567)         (13,709)              12,529            12,343                1,038             1,366
------------------------------------    -----------------------------------   -----------------------------------

            12                7                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $      (848)     $      (811)         $    24,029       $    23,649          $    19,965      $     19,763
------------------------------------    -----------------------------------   -----------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                            Sprint Corporation
                                                                                     ----------------------------------
                                                                                     ----------------------------------
(millions)                                                                                     Consolidated
------------------------------------------------------------------ ----------------- ----------------------------------
------------------------------------------------------------------ ----------------- ----------------- ----------------
Quarters Ended March 31,                                                                   2001             2000
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $        (76)    $        605
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Discontinued operation, net                                                                 -             (675)
     Equity in net losses of affiliates                                                         59               25
     Depreciation and amortization                                                           1,121              966
     Deferred income taxes and investment tax credits                                          (10)             298
     Changes in assets and liabilities:
         Accounts receivable, net                                                               49              (32)
         Inventories and other current assets                                                  (68)             371
         Accounts payable and other current liabilities                                       (615)            (594)
         Current tax benefit receivable from the FON Group                                       -                -
         Intergroup receivables and payables, net                                                -                -
         Noncurrent assets and liabilities, net                                                (21)              22
     Other, net                                                                                  2              (56)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by operating activities                                               441              930
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Investing Activities

Capital expenditures                                                                        (1,774)          (1,451)
Investments in and loans to affiliates, net                                                    (46)            (130)
Advances to the PCS Group                                                                        -                -
Other, net                                                                                      35              122
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by continuing operations                                                      (1,785)          (1,459)
Proceeds from sale of investment in Global One                                                   -            1,403
------------------------------------------------------------------------------------ --- ------------- -- -------------

Net cash used by investing activities                                                       (1,785)             (56)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Financing Activities

Proceeds from debt                                                                           3,067                -
Payments on debt                                                                            (1,702)            (751)
Dividends paid                                                                                (109)            (109)
Proceeds from common stock issued                                                                9               66
Advances from the FON Group                                                                      -                -
Other, net                                                                                      20               50
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by financing activities                                             1,285             (744)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    (59)             130
Cash and Equivalents at Beginning of Period                                                    239              120
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $        180     $        250
                                                                                     --- ------------- -- -------------




                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $       315      $     1,118          $      (391)      $      (513)


             -                 -                    -             (675)                   -                 -
             -                 -                   25               25                   34                 -
             -                 -                  586              545                  535               421
             -                 -                   69              238                  (79)               60

             -                 -                   67              (31)                 (18)               (1)
             -               411                  (32)             (22)                 (36)              (18)
           (77)             (565)                (409)             (49)                (129)               20
            77               154                    -                -                  (77)             (154)
             -                 -                   42              (88)                 (42)               88
             -                 -                  (42)               5                   21                17
             -                 -                   (5)             (43)                   7               (13)

----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  616            1,023                 (175)              (93)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -               (1,119)            (758)                (655)             (693)
             -                 -                  (46)            (130)                   -                 -
             -               928                    -             (928)                   -                 -
             -                 -                   12                -                   23               122
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -               928               (1,153)          (1,816)                (632)             (571)
             -                 -                    -            1,403                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -               928               (1,153)            (413)                (632)             (571)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                  667                -                2,400                 -
             -                 -                  (61)            (381)              (1,641)             (370)
             -                 -                 (105)            (105)                  (4)               (4)
             -                 -                    3               36                    6                30
             -              (928)                   -                -                    -               928
             -                 -                  (29)             (69)                  49               119
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -              (928)                 475             (519)                 810               703
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (62)              91                    3                39
             -                 -                  122              104                  117                16
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $        60      $       195          $       120       $        55
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                          Sprint Corporation
-------------------------------------------------------------------------------------------
(millions)
----------------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 2001
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


                                                                     Capital
                                   Class A     FON                  In Excess
                                    Common    Common      PCS       of Par or   Retained   Treasury
                                    Stock     Stock      Common      Stated     Earnings   Stock    Other    Total
                                                                     Value
----------------------------------------------------------------------------------------------------------------------
Beginning 2001 balance            $   216   $ 1,598   $    933    $   9,380    $  1,578   $  (10)  $  21   $ 13,716
Net loss                                -         -          -            -         (76)       -       -        (76)
FON common stock dividends              -         -          -            -        (100)       -       -       (100)
Class A common stock dividends          -         -          -            -         (11)       -       -        (11)
PCS preferred stock dividends           -         -          -            -          (2)       -       -         (2)
FON Series 1 common stock issued        -         1          -           12           -        -       -         13
PCS Series 1 common stock issued        -         -          3           36           -        -       -         39
Treasury stock issued                   -         -          -            -          (2)      10       -          8
Tax benefit from stock
   compensation                         -         -          -            7           -        -       -          7
Other, net                              -         -          -            1          (1)       -     (15)       (15)
----------------------------------------------------------------------------------------------------------------------

March 2001 balance                $   216   $ 1,599   $    936    $   9,436    $  1,386   $    -   $   6   $ 13,579
                                --------------------------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------
Beginning 2001 balance               86.2     798.4       933.1
FON Series 1 common stock issued      -         0.7          -
PCS Series 1 common stock issued      -         -           2.5
Treasury stock issued                 -         0.4         -
                                   -------------------------------

March 2001 balance                   86.2     799.5       935.6
                                   -------------------------------































                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

                                                                         PART I.
                                                                         Item 1.



CONDENSED NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Unaudited)                                        Sprint Corporation
--------------------------------------------------------------------------------

The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments, consisting only of normal recurring accruals, needed to fairly present Sprint Corporation's consolidated financial position, results of operations, cash flows and comprehensive income (loss).

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 2000 Form 10-K/A. Operating results for the 2001 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2001.

--------------------------------------------------------------------------------
1. Basis of Consolidation and Presentation
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of Sprint and its wholly owned and majority-owned subsidiaries. Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method (see Note 2).

FON common stock and PCS common stock are intended to reflect the performance of the FON and PCS groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, the PCS stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. The FON stock is intended to reflect the financial results and economic value of the global markets division, the local division, and the product distribution and directory publishing businesses.

Investors in FON and PCS common stock are shareholders of Sprint and are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. The assets and liabilities allocated by Sprint's board to the groups remain assets and liabilities of Sprint Corporation and are therefore subject to the claims of Sprint's creditors generally. In the event of the liquidation or winding up of Sprint Corporation, assets of Sprint remaining for distribution to Sprint's common shareholders will be distributed to holders of FON and PCS common stock based on the liquidation value of such shares as provided in Sprint's articles of incorporation, which may differ from the Board's allocation of assets and liabilities among the groups. The Board of Directors of Sprint may, subject to the restrictions in Sprint's articles of incorporation, change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval. Given the Board's discretion in these matters, it may be difficult to assess the future prospects of each group based on past performance.

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

Allocations

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the assignment of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis. Allocated costs totaled approximately $138 million and $157 million in the 2001 and 2000 first quarters, respectively. The percentage of these costs allocated to the PCS Group were approximately 19% and 11% in the 2001 and 2000 first quarters, respectively, with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $ 64 million and $ 58 million in the 2001 and 2000 first quarters, respectively.

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

--------------------------------------------------------------------------------
2. Investments
--------------------------------------------------------------------------------

At the end of March 2001, investments accounted for using the equity method consisted primarily of the FON Group's investments in Intelig, a long distance operation in Brazil, the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico, and other strategic investments. In the 2000 first quarter, investments accounted for using the equity method also included the FON Group's investments in EarthLink, Inc., an Internet service provider, and Call-Net, a long-distance provider in Canada. Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                    Quarters Ended
                                      March 31,
                                -----------------------
                                    2001        2000
------------------ -- --------- - --------- -- --------
                                      (millions)
Results of operations
  Net operating revenues        $    228    $     481
                                - --------- -- --------
  Operating loss                $   (168)   $     (60)
                                - --------- -- --------
  Net loss                      $   (209)   $    (137)
                                - --------- -- --------

Equity in net losses of
  affiliates                    $    (45)   $     (25)
                                - --------- -- --------

--------------------------------------------------------------------------------
3. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                      Quarters Ended
                                        March 31,
                                  -----------------------
                                      2001       2000
---------------------------------------------------------
                                        (millions)
Income tax benefit at the
   federal statutory rate         $   (27)   $   (25)
Effect of:
   State income taxes, net of
     federal income tax effect          5          2
   Equity in losses of foreign
     joint ventures                    13         10
   Goodwill amortization               12         12
   Other, net                          (3)        (4)
---------------------------------------------------------

Income tax benefit                $     -    $    (5)
                                  -----------------------

Effective income tax rate               -        7.1%
                                  -----------------------

--------------------------------------------------------------------------------
4.  Cumulative Effect of Change in Accounting Principle
--------------------------------------------------------------------------------

Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.


Risk Management Policies

Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint's derivative transactions are used principally for hedging purposes and comply with Board-approved policies.

Sprint enters into interest rate swap agreements to minimize exposure to interest rate movements and achieve an optimal mixture of floating and fixed rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating rate debt to a fixed rate.

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transactions and are not designated as hedging instruments.

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. Forward contracts, which function as natural hedges, are used to offset the impact of foreign currency fluctuations in these payments.

Adoption of the Accounting Standard

The derivative instruments held by Sprint at the adoption of SFAS No. 133 are interest rate swaps and stock warrants. The interest rate swaps meet all the required criteria of SFAS No. 133 for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings upon adoption or during the life of the swaps. The stock warrants are not designated as hedging instruments and changes in the fair values of these derivative instruments are recognized in earnings during the period of change. Forward contracts held during the period are not designated as hedges and, accordingly, not affected by the adoption of SFAS No. 133.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative reduction in the net loss of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The reduction of the net loss was due to changes in the fair value of the stock warrants that are not designated as hedging instruments and is recorded as a cumulative effect of change in accounting principles, net on the consolidated statements of operations. The reduction in other comprehensive income results from a decrease in fair value of cash flow hedges resulting from interest rate fluctuations. The decrease is recorded in net unrealized losses on qualifying cash flow hedges on the consolidated statements of comprehensive income (loss). The net derivative losses included in other comprehensive income as of January 1, 2001 are not expected to be reclassified into earnings within the next 12-month period because Sprint intends to hold the qualifying cash flow hedges until maturity in 2002.

Sprint recorded a net derivative gain in earnings of $0.5 million (net of tax of $0.3 million) for the 2001 first quarter due to changes in the fair value of the stock warrants that are not designated as hedging instruments. The net derivative gain is included in other income (expense), net on the consolidated statements of operations. Sprint recorded a $6 million reduction in other comprehensive income in the 2001 first quarter resulting from losses on cash flow hedges.

--------------------------------------------------------------------------------
5.  Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. The amount reclassified is limited to the long-term portion of Sprint's unused credit facilities. At the end of March 2001, short-term borrowings exceeded the long-term portion of those unused credit facilities. Accordingly, $518 million of commercial paper borrowings remained in current liabilities.

In February 2001, Sprint repaid, prior to scheduled maturities, $18 million of first mortgage bonds. These bonds had an interest rate of 9.9%. This resulted in a $1 million after-tax extraordinary loss.

In January 2001, Sprint issued $2.4 billion of debt securities. Sprint had $2 billion of unissued securities under its existing shelf registration statement with the SEC, and registered an additional $400 million prior to the issuance. These borrowings have interest rates ranging from 7.1% to 7.6% and have scheduled maturities in 2006 and 2011. The proceeds were used mainly to repay existing debt.

--------------------------------------------------------------------------------
6. Litigation, Claims and Assessments
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
7. Segment Information
--------------------------------------------------------------------------------

Sprint is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business, also known as the PCS Group.

Sprint manages its segments to the operating income (loss) level of reporting. Items below that level are held at a corporate level and only attributed to the group level. That reconciliation is shown on the face of the Consolidated Statements of Operations in the consolidating information.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximates fair value.

Beginning in the 2000 fourth quarter, Sprint changed its segment reporting to align financial reporting with changes in how Sprint manages operations and assesses its performance. Using several factors, Sprint combined its long distance operation, Sprint ION, broadband fixed wireless services and certain other ventures into one division, global markets. The global markets division now includes four major revenue streams: voice, data, Internet, and other. Additionally, Sprint shifted the recognition of consumer long distance revenues and expenses associated with customers in its local franchise territories from the global markets division to the local division. The product distribution and directory publishing business segment is an aggregation of product and service lines that are provided to similar customers. The PCS Group is managed based on the products and services it provides to the market. As a result, all previously reported financial information relating to these segments has been restated to reflect the current composition of each segment.

Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------

                                                         Product
                             Global                    Distribution                   Corporate
Quarters Ended              Markets         Local      & Directory        PCS            and
March 31,                   Division      Division      Publishing       Group      Eliminations(1) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2001
Net operating revenues  $   2,567      $    1,553    $     494      $   2,051     $    (385)      $    6,280
Affiliated revenues           130              56          188             11          (385)               -
Operating income (loss)        25             438           78           (282)           (9)             250

2000
Net operating revenues  $   2,627      $    1,529    $     461      $   1,220     $    (308)      $    5,529
Affiliated revenues            95              49          160              4          (308)               -
Operating income (loss)       265             433           67           (602)           (7)             156
----------------------------------------------------------------------------------------------------------------


(1) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division and access to the PCS network.

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                 Product
                                        Global                 Distribution
Quarters Ended                         Markets       Local          &           PCS
March 31,                              Division     Division    Directory      Group    Eliminations(1) Consolidated
                                                                Publishing
----------------------------------------------------------------------------------------------------------------------
                                                                       (millions)
2001
Voice                                $   1,736   $        -   $       -    $       -   $    (130)     $    1,606
Data                                       502            -           -            -           -             502
Internet                                   249            -           -            -           -             249
Local service                                -          732           -            -          (1)            731
Network access                               -          505           -            -         (43)            462
Long distance                                -          186           -            -           -             186
Product distribution                         -            -         359            -        (188)            171
Directory publishing                         -            -         135            -           -             135
Wireless services                            -            -           -        2,051         (11)          2,040
Other                                       80          130           -            -         (12)            198
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   2,567   $    1,553   $     494    $   2,051   $    (385)     $    6,280
                                     -------------------------------------------------------------------------------


2000
Voice                                $   1,780   $        -   $       -    $       -   $     (95)     $    1,685
Data                                       474            -           -            -           -             474
Internet                                   218            -           -            -           -             218
Local service                                -          696           -            -          (1)            695
Network access                               -          511           -            -         (30)            481
Long distance                                -          171           -            -           -             171
Product distribution                         -            -         355            -        (159)            196
Directory publishing                         -            -         106            -           -             106
Wireless services                            -            -           -        1,220          (4)          1,216
Other                                      155          151           -            -         (19)            287
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   2,627   $    1,529   $     461    $   1,220   $    (308)     $    5,529
                                     -------------------------------------------------------------------------------


(1) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division and access to the PCS network.

--------------------------------------------------------------------------------
8.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint's cash paid (received) for interest and income taxes was as follows:

                                   Quarters Ended
                                     March 31,
                              -------------------------
                                  2001         2000
-------------------------------------------------------
                                     (millions)
Interest (net of capitalized
   interest)                  $     122   $      114
                              -------------------------
Income taxes                  $     (17)  $     (414)
                              -------------------------



Sprint's noncash activities included the following:

                                   Quarters Ended
                                     March 31,
                              -------------------------
                                  2001         2000
-------------------------------------------------------
                                     (millions)
Common stock issued under
   employee stock benefit
   plans                      $      52   $      72
                              -------------------------
Tax benefit from stock
   compensation               $       7   $      81
                              -------------------------
                              -------------------------
Stock received for stock
   options exercised          $       1   $      19
                              -------------------------
Debt redeemed with
   investments in equity
   securities                 $       -   $     275
                              -------------------------

--------------------------------------------------------------------------------
9. Discontinued Operation
--------------------------------------------------------------------------------

In the 2000 first quarter, Sprint sold its interest in Global One to France Telecom (FT) and Deutsche Telekom AG (DT). Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. As a result of Sprint's sale of its interest in Global One, Sprint's gain on the sale has been reported as a discontinued operation.

Sprint recorded an after-tax gain related to the sale of its interest in Global One of $675 million in the first quarter of 2000.

--------------------------------------------------------------------------------
10. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger.

--------------------------------------------------------------------------------
11.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on Sprint's consolidated financial statements.

--------------------------------------------------------------------------------
12.  Subsequent Events
--------------------------------------------------------------------------------

At the Annual Meeting of Shareholders of Sprint held on April 17, 2001, the shareholders approved an amendment to Sprint's Articles of Incorporation to

o increase the authorized shares of Series 1 PCS Common Stock from 1.25 billion shares to 3 billion shares,

o increase the authorized shares of Series 2 PCS Common Stock from 500 million shares to 1 billion shares, and

o increase the total number of shares of authorized capital stock from 6.77 billion shares to 9.02 billion shares.

In April 2001, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the Sprint FON common stock and an equivalent dividend (12.5 cents per underlying share of Sprint FON common stock) on the Class A common stock. Dividends will be paid June 29, 2001.

In February 2001, Sprint filed a registration statement with the SEC for a secondary offering of 174.8 million shares of FON common stock (including 22.8 million shares to cover over-allotments) owned by FT and DT, including the FON common stock underlying the Class A common stock. Sprint expects this offering to be completed during the 2001 second quarter with FT and DT receiving the related proceeds.

                                                                         Part I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 Sprint Corporation

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------

Sprint includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

o the effects of vigorous competition in the markets in which Sprint operates;

o the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;

o the ability of the PCS Group to continue to grow a significant market presence;

o the effects of mergers and consolidations within the telecommunications industry;

o    the uncertainties related to Sprint's strategic investments;

o the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;

o    unexpected results of litigation filed against Sprint;

o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes including the impact of the Telecommunications Act of 1996, or other external factors over which Sprint has no control; and

o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission.

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

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with another backbone provider. Sprint is the nation's third-largest provider of long distance services and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, Sprint's local division currently serves approximately 8.3 million access lines in 18 states. Sprint also operates the only 100% digital personal communications service, or PCS, wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. Sprint owns PCS licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands.

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON common stock and the PCS common stock. At the same time, Sprint reclassified each share of its publicly traded common stock into one share of FON common stock and 1/2 share of PCS common stock.

Operating Segments

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division and the product distribution and directory publishing businesses, and the PCS Group includes the PCS wireless telephony products and services business. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division and the product distribution and directory publishing businesses. For financial information relating to Sprint's segments, see Note 7 of Sprint's Condensed Notes to Consolidated Financial Statements.

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

The FON Group and PCS Group are part of Sprint and, as a result, separate financial statements for the groups are not required. Sprint has, however, included as Annex I and Annex II to this Form 10-Q additional financial information relating to each group to help investors assess the financial performance of the tracked businesses.

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

Sprint is deploying integrated communications services, referred to as Sprint ION(R). Sprint ION extends Sprint's existing network capabilities to the customer and enables Sprint to provide the network infrastructure to meet customers' demands for advanced services including integrated voice, data,
Internet and video. It is also expected to be the foundation for Sprint to provide advanced services in the competitive local service market. Sprint uses various advanced services last-mile technologies, including dedicated access and Digital Subscriber Line (xDSL), and expects to use Multipoint Multichannel Distribution Services (MMDS). Digital Subscriber Line technology enables high-speed transmission of data over existing copper telephone lines between the customer and the service provider, and MMDS is a fixed wireless network that distributes signals through microwave from a single transmission point to multiple receiving points.

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies. During 2000, Sprint converted several markets served by MMDS capabilities from cable TV services to high-speed data services. Global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. Sprint intends to provide broadband data and voice services to additional markets served by these capabilities.

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

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. The PCS Group operates PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to provide service to the entire United States population including Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including affiliates, now reaches more than 225 million people. The PCS Group provides nationwide service through:

o    operating its own digital network in major U.S. metropolitan areas,

o affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

o    roaming   on   other    providers'    analog   cellular    networks   using
     dual-band/dual-mode handsets, and

o roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The wireless industry, including the PCS Group, typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the remaining quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

                                   Quarters Ended
                                      March 31,
                               ------------------------
                                   2001        2000
-------------------------------------------------------
                                     (millions)
FON Group                      $   4,358   $   4,404
PCS Group                          2,051       1,220
Intergroup eliminations             (129)        (95)
-------------------------------------------------------
Net operating revenues         $   6,280   $   5,529
                               ------------------------


Net operating revenues increased 14% in the 2001 first quarter compared to the same 2000 quarter mainly reflecting growth in the PCS Group.

Income (Loss) from continuing operations was as follows:

                                   Quarters Ended
                                      March 31,
                               ------------------------
                                   2001        2000
-------------------------------------------------------
                                     (millions)
FON Group                      $     316   $     445
PCS Group                           (393)       (510)
-------------------------------------------------------
Loss from continuing           $     (77)  $     (65)
   operations
                               ------------------------


In the 2001 first quarter, loss from continuing operations includes net nonrecurring gains of $9 million from investment activities. In the 2000 first quarter, loss from continuing operations includes net nonrecurring gains of $17 million from investment activities as well as $18 million from the sale of customers and network infrastructure to a PCS affiliate. Excluding nonrecurring items, loss from continuing operations was $86 million in the 2001 first quarter and $100 million in the 2000 first quarter.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,736      $     1,780       $       (44)          (2.5)%
   Data                                                502              474                28            5.9%
   Internet                                            249              218                31           14.2%
   Other                                                80              155               (75)         (48.4)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,567            2,627               (60)          (2.3)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,489            1,322               167           12.6%
   Selling, general and administrative                 751              775               (24)          (3.1)%
   Depreciation and amortization                       302              265                37            14.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,542            2,362               180            7.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $        25      $       265       $      (240)         (90.6)%
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       1.0%            10.1%
                                               -- ------------- -- --------------


Net Operating Revenues

Net operating revenues decreased 2% in the 2001 first quarter from the same period in 2000 due to a more competitive pricing environment, a change in the mix of products sold and a decline in professional legacy data services, which more than offset minute growth of 21% in the same period. The decrease was partly offset by growth in data and Internet communications services revenues. Revenue and operating income growth will likely continue to be impacted by pricing pressures and increased spending to support the growth of Internet Protocol services.

Voice Revenues

Voice revenues decreased 2% in the 2001 first quarter from the same 2000 period due to a decline in consumer and business voice revenues resulting from a more competitive pricing environment. Consumer voice revenues were impacted by lower calling card usage due to the increased use of wireless phones partly offset by increased prepaid and international services. The decline in business voice revenues mainly reflects decreased inbound and outbound toll-free calls.


Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode and frame relay services. These revenues increased 6% in the 2001 first quarter from the same 2000 period due to increased sales as a result of continued demand for data products.

Internet Revenues

Internet revenues increased 14% in the 2001 first quarter from the same 2000 period due to strong growth in dedicated service revenues and moderate growth in dial-up Internet service provider-related revenues. The growth in Internet revenues reflects continued demand and increased use of the Internet.

Other Revenues

Other revenues decreased 48% in the 2001 first quarter from the same 2000 period due to a decline in professional services and legacy data services. The decrease also reflects cable capacity sales in the 2000 first quarter with no corresponding cable capacity sales in the 2001 first quarter.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the Internet protocol network, costs of equipment and transmission capacity sales, and costs related to the development and deployment of Sprint ION. These costs increased 13% in the 2001 first quarter from the same 2000 period.

Interconnection costs increased 18% in the 2001 first quarter from the same 2000 period due to increased calling volumes.

All other costs of services and products increased 4% in the 2001 first quarter from the same 2000 period due to increased network costs of the long distance operation and the continued expansion of Sprint ION business services nationwide and the continued launch of Sprint ION consumer services in select markets.

Total costs of services and products for global markets were 58.0% of net operating revenues in the 2001 first quarter compared to 50.3% for the same period a year ago.


Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense decreased 3% in the 2001 first quarter from the same 2000 period due to a reduction in advertising and promotion costs in both the consumer and business markets and a strong emphasis on cost control, partly offset by an increase in bad debt expense and increased marketing and promotions of Internet services. SG&A expense was 29.3% of net operating revenues in the 2001 first quarter compared to 29.5% for the same period a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 14% in the 2001 first quarter from the same period a year ago due to an increased asset base to enhance network reliability, meet increased demand for voice and data-related services and upgrade capabilities for providing new products and services as well as an increasing asset base for Sprint ION. Depreciation and amortization expense was 11.8% of net operating revenues in the 2001 first quarter compared to 10.1% for the same period a year ago.


Local Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        732      $       696       $        36             5.2%
   Network access                                      505              511                (6)           (1.2)%
   Long distance                                       186              171                15             8.8%
   Other                                               130              151               (21)          (13.9)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,553            1,529                24             1.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      496              480                16             3.3%
   Selling, general and administrative                 338              337                 1             0.3%
   Depreciation and amortization                       281              279                 2             0.7%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,115            1,096                19             1.7%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        438      $       433       $         5             1.2%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      28.2%            28.3%
                                              --- ------------- -- --------------

Net Operating Revenues

At the beginning of the 2000 third quarter, Sprint changed its transfer pricing for certain transactions between FON Group entities. The main effect of this change was a reduction in the local division's "Net Operating Revenues - Other Revenues." In addition, Sprint's local division transferred a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter. For comparative purposes, the following discussion of local division results assumes the transfer pricing change and the transfer of the customer service and telemarketing organization occurred at the beginning of 2000. Adjusting for the transfer pricing change and this transfer, operating margin would have been 28.1% for the 2000 first quarter.

Net operating revenues increased 4% in the 2001 first quarter from the same 2000 period. This increase mainly reflects increased sales of network-based services such as Caller ID and Call Waiting and steady customer access line growth. Sales of network-based services increased due to strong demand for bundled services which combine local service, network-based features and long distance calling. The local division ended the 2001 first quarter with more than 8.3 million switched access lines, a 2.2% increase during the past 12 months. Access line growth was impacted by increased disconnections of non-paying customers and the transition of some business customers from switched access to dedicated services. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, access lines grew 22% during the past 12 months. This growth reflects many business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 5% in the 2001 first quarter from the same 2000 period because of continued demand for network-based services and steady customer access line growth. Revenue growth also reflects increased sales of data products.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, decreased 1% in the 2001 first quarter from the same 2000 period. Strong growth in special access services were more than offset by a 3% decline in minutes of use and FCC-mandated access rate reductions. Access rate reductions took effect in July 2000.

Long Distance Revenues

Long distance revenues are mainly derived from providing consumer long distance services to customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues increased 9% in the 2001 first quarter from the same 2000 period, reflecting the success of bundled services, which include long distance calling.

Other Revenues

Other revenues increased 11% in the 2001 first quarter from the same 2000 period because of an increase in equipment sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 6% in the 2001 first quarter compared to the same 2000 period due to increased equipment sales, higher access costs associated with long distance revenues and reciprocal compensation costs for additional terminating traffic from wireless and competitive local exchange carriers. Costs of services and products was 31.9% of net operating revenues in the 2001 first quarter compared to 31.2% for the same period a year ago.

Selling, General and Administrative Expense

SG&A expense increased 2% in the 2001 first quarter compared to the same 2000 period mainly due to an increase in the provision for uncollectible customer accounts. SG&A expense was 21.8% of net operating revenues in the 2001 first quarter compared to 22.1% for the same period a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 1% in the 2001 first quarter compared to the same 2000 period reflecting increased capital expenditures somewhat offset by an increase to the depreciable lives of certain assets. Depreciation and amortization expense was 18.1% of net operating revenues in the 2001 first quarter compared to 18.6% for the same period a year ago.


Product Distribution and Directory Publishing Businesses

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues                        $        494      $       461       $      33               7.2%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      364              351              13               3.7%
   Selling, general and administrative                  48               39               9              23.1%
   Depreciation and amortization                         4                4               -               -
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                               416              394              22               5.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         78      $        67       $      11              16.4%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      15.8%            14.5%
                                              --- ------------- -- --------------

Net operating revenues increased 7% in the 2001 first quarter compared to the same 2000 period. Nonaffiliated revenues accounted for approximately 60% of revenues in both the 2001 and 2000 first quarters. Nonaffiliated revenues increased 2% in the 2001 first quarter compared to the same 2000 period. The increase in nonaffiliated revenues was mainly due to the consolidation of a directory publishing partnership. Beginning in the 2000 third quarter, the directory publishing partnership, previously accounted for as an equity method investment, was fully consolidated due to a restructuring in the partnership, which resulted in transfer of control to Sprint. The increase in nonaffiliated revenues was partly offset by a decline in equipment sales due to a loss of a customer contract in the second half of 2000.


Affiliated revenues increased 18% in the 2001 first quarter compared to the same 2000 period reflecting a change in the mix of the local division's capital program to more network equipment and components. In the 2000 first quarter, affiliate sales were lower because the local division generally purchased electronics and software directly from manufacturers.

Operating expenses increased 6% in the 2001 first quarter compared to the same 2000 period reflecting increased SG&A expense and costs of services and products due to the consolidation of the directory publishing partnership.


PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    2,051       $    1,220        $       831            68.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,134              894                240            26.8%
   Selling, general and administrative                664              507                157            31.0%
   Depreciation and amortization                      535              421                114            27.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            2,333            1,822                511            28.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $     (282)      $     (602)       $       320            53.2%
                                               -- ------------- -- -------------- -- -------------

Operating income (loss) before depreciation
   and amortization                            $      253       $     (181)       $       434             NM
                                               -- ------------- -- -------------- -- -------------

NM = Not meaningful

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 23% of net operating revenues in the 2001 first quarter. These revenues were 24% of net operating revenues in the 2000 first quarter.

Net Operating Revenues

                                     Quarters Ended
                                       March 31,
                                  ---------------------
                                     2001       2000
-------------------------------------------------------

Customers
   (millions)                          10.4       6.6
-------------------------         ---------------------
Average monthly
   service revenue
   per user (ARPU)                $     60  $     57
-----------------------           ---------------------
Customer churn rate                     2.5%      2.9%
-----------------------           ---------------------


The PCS Group's net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Subscriber revenues increased 76% in the 2001 first quarter from the same 2000 period mainly reflecting an increase in the average number of customers and an increase in ARPU. The PCS Group added 826,000 customers in the 2001 first quarter before the sale of 14,000 customers to an affiliate, ending the quarter with nearly 10.4 million customers compared to 6.6 million customers at the end of the 2000 first quarter. ARPU was $60 for the 2001 first quarter compared to $57 in the 2000 first quarter period. The increase in ARPU was mainly due to the implementation of activation charges in the 2000 second quarter and customers subscribing to higher usage service plans. Subscriber revenues were also aided by the increase in resale customers. The companies that the PCS Group serves on a wholesale basis added 49,000 customers in the 2001 first quarter ending the quarter with approximately 359,000 customers compared to approximately 77,000 customers at the end of the 2000 first quarter.

In the 2001 first quarter, the customer churn rate improved reflecting expanded network coverage, increased percentage of customers under contract and the success of several customer retention initiatives.

Revenues from sales of handsets and accessories were approximately 10% of net operating revenues in the 2001 first quarter. These revenues as a percentage of net operating revenues were approximately 14% in the 2000 first quarter. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Operating Expenses

                                     Quarters Ended
                                        March 31,
                                  ---------------------
                                     2001       2000
-------------------------------------------------------

Acquisition costs per
   gross customer
   addition (CPGA)                $   360   $   390
-------------------------         ---------------------
Monthly cash costs per
   user (CCPU)                    $    34   $    37
-------------------------         ---------------------


The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 27% in the 2001 first quarter from the same 2000 period reflecting an increase in the average number of in customers and expanded market coverage.

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 31% in the 2001 first quarter from the same 2000 period reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

CPGA,   including   equipment  subsidies  and  marketing  costs,  have  improved approximately 8% in the 2001 first quarter from the same 2000 period. Lower equipment costs have contributed to the improvement.

CCPU consists of costs of service revenues, service delivery and other general and administrative costs. CCPU decreased approximately 7% in the 2001 first quarter from the same 2000 period. The improvements reflect successful expense management and scale benefits resulting from the increased customer base.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce, which are being amortized over 30 months to 40 years.

Depreciation and amortization expense increased 27% in the 2001 first quarter from the same 2000 period mainly reflecting depreciation of the network assets placed in service during 2001 and 2000. Additionally, depreciation of certain network assets was increased in the 2001 first quarter to reflect the accelerated replacement of the assets to accommodate network technology upgrades.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 6.9% in the 2001 and 2000 first quarters. Interest costs on short-term borrowings classified as long-term debt, deferred compensation plans and customer deposits have been excluded so as not to distort the effective interest rate on long-term debt.

Other Income (Expense), Net

Other income (expense) consisted of the following:

                                 Quarters Ended
                                    March 31,
                              ----------------------
                                  2001       2000
----------------------------------------------------
                                   (millions)
Dividend and interest income  $     9    $     7
Equity in net losses of           (45)       (25)
   affiliates
Net gains from investments          -         26
Gain on sale of assets             10         28
Other, net                          6         (8)
----------------------------------------------------

Total                         $   (20)   $    28
                              ----------------------


Dividend and interest income for both the 2001 and 2000 first quarter reflects dividends earned on cost method investments and interest earned on temporary investments.

In the 2001 first quarter, investments accounted for using the equity method consisted primarily of the FON Group's investments in Intelig, a long distance operation in Brazil, the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico, and other strategic investments. In the 2000 first quarter, investments accounted for using the equity method also included the FON Group's investments in EarthLink, Inc., an Internet service provider, and Call-Net, a long distance provider in Canada.

Net gains from investments in the 2000 first quarter mainly include a gain associated with equity securities used to retire debt instruments offset by net losses on miscellaneous investment activities.

Gain on sales of assets in the 2001 and 2000 first quarter mainly include the sales of certain wireless customers and associated network infrastructure.

Income Taxes

See Note 3 of Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

Discontinued Operation, Net

In the 2000 first quarter, Sprint sold its interest in Global One to France Telecom and Deutsche Telekom AG.

Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. As a result of Sprint's sale of its interest in Global One, Sprint's gain on sale has been reported as a discontinued operation. Sprint recorded an after-tax gain related to the sale of its interest in Global One of $675 million in the first quarter of 2000.

Extraordinary Items, Net

In the 2001 first quarter, Sprint repaid, prior to scheduled maturities, $18 million of first mortgage bonds. These bonds had an interest rate of 9.9%. This resulted in a $1 million after-tax extraordinary loss.

In the 2000 first quarter, Sprint repaid, prior to scheduled maturities, $127 million of notes payable to the FCC. These notes had an interest rate of 7.8%. This resulted in a $3 million after-tax extraordinary loss.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                         March 31,    December 31,
                            2001          2000
-----------------------------------------------------
                               (millions)
FON Group            $     24,029    $     23,649
PCS Group                  19,965          19,763
Intergroup
   eliminations              (848)           (811)
-----------------------------------------------------

Consolidated assets  $     43,146    $     42,601
                     --------------------------------


Sprint's consolidated assets increased $545 million in the 2001 first quarter. Net property, plant and equipment increased $763 million reflecting capital expenditures to support the PCS network build-out and expansion, the build-out of the Internet protocol network, long distance and local network enhancements, and Sprint ION development and hardware deployment, partly offset by depreciation and network asset sales. Offsetting decreases in Sprint's consolidated assets primarily reflect a reduction in current assets and amortization of goodwill and other intangible assets. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint's Board of Directors has the power to make determinations that may impact the financial and liquidity position of each of the tracking stock groups. This power includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures. The actions of the Board of Directors are subject to its fiduciary duties to all shareholders of Sprint, and not just to the holders of a particular class of common stock. Given the above, it may be difficult to assess each group's liquidity and capital resources and in turn the future prospects of each group based on past performance.

Operating Activities

                                Quarters Ended
                                  March 31,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $      616     $     1,023
PCS Group                    (175)            (93)
Intergroup
   eliminations                 -               -
------------------------------------------------------

Cash flows provided
   by operating
   activities          $      441     $       930
                       -------------------------------


In the 2001 first quarter, operating cash flows decreased $489 million from the same 2000 period primarily reflecting increased working capital requirements. The decrease in operating cash flows also reflects a decline in the FON Group's operating results, partly offset by the PCS Group's improved operating results.

Investing Activities

                                Quarters Ended
                                  March 31,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $   (1,153)    $      (413)
PCS Group                    (632)           (571)
Intergroup
   eliminations                 -             928
------------------------------------------------------

Cash flows used by
   investing
   activities          $   (1,785)    $       (56)
                       -------------------------------


The FON Group's capital expenditures totaled $1.1 billion in the 2001 first quarter and $758 million in the 2000 first quarter. Global markets division capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services, upgrade capabilities for providing new products and services and to continue development and hardware deployment of Sprint ION. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters
Campus. PCS Group capital expenditures were $655 million in the 2001 first quarter and $693 million in the 2000 first quarter. Capital expenditures in both years were mainly for the continued buildout and expansion of the PCS network.

In February 2000, Sprint received $1.4 billion from the sale of its interest in Global One. The proceeds were used to repay existing debt and fund the PCS Group's capital expenditures.

"Investments in and loans to affiliates, net" consisted mainly of the Sprint's investments in EarthLink and Intelig.

Financing Activities

                                Quarters Ended
                                  March 31,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $      475     $      (519)
PCS Group                     810             703
Intergroup
   eliminations                 -            (928)
------------------------------------------------------

Cash flows provided
   (used) by
   financing
   activities          $    1,285     $      (744)
                       -------------------------------


Financing activities in the 2001 first quarter mainly reflect net borrowings of $1.4 billion. Financing activities in the 2000 first quarter primarily reflect payments on borrowings made with the proceeds from the sale of Global One.

Sprint paid cash dividends of $109 million in both the 2001 and 2000 first quarter periods.

Capital Requirements

Sprint's 2001 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to be $9.7 to $10.0 billion. FON Group capital expenditures are expected to be $5.9 billion, and PCS Group capital expenditures are expected to be between $3.3 and $3.5 billion. Investments in affiliates are expected to be between $450 and $550 million. Dividend payments are expected to approximate $455 million in 2001.

Sprint's tax sharing agreement provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this agreement because of expected PCS Group operating losses.

The tax sharing agreement applies to tax years ending on or before December 31,2001. For periods after December 31, 2001, Sprint's Board of Directors will adopt a tax sharing arrangement that will be designed to allocate tax benefits and burdens fairly between the FON Group and the PCS Group.

Liquidity

In order to fund the capital requirements detailed in the previous section, about $5 billion of external funding is needed. In January 2001, Sprint issued $2.4 billion of debt securities. See Note 5 of Condensed Notes to Consolidated Financial Statements for more details on this issuance. Sprint has announced its intentions to sell $3 billion of PCS common stock in an underwritten public offering when market or other conditions indicate that such a course of action is advisable. However, since it is uncertain when these conditions will materialize, other alternatives are being evaluated.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $8 billion at the end of March 2001 under the most restrictive of its debt covenants.

--------------------------------------------------------------------------------
Financial Strategies
--------------------------------------------------------------------------------

General Risk Management Policies

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

Sprint's derivative transactions are used principally for hedging purposes and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

Interest Rate Risk Management

Fair Value Hedges

Sprint  enters  into  interest  rate swap  agreements  to  minimize  exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate.


Other Derivatives

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at March 31, 2001 or results of operations or cash flows for the quarter ended March 31, 2001. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

                                                                         PART I.
                                                                          Item 3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The risk inherent in Sprint's market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. Sprint is susceptible to certain risks related to changes in interest rates and foreign currency exchange rate fluctuations. Sprint does not purchase or hold any derivative financial instruments for trading purposes.

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 73% of Sprint's debt at March 31, 2001 is fixed rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 75 basis point change in interest rates would have a $39 million pre-tax impact on the income statement and cash flows at March 31, 2001. While Sprint's variable rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's 2001 long-term debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its net foreign currency payable related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $18 million at March 31, 2001. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $2 million.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

          There were no reportable events during the quarter ended March 31, 2001.

Item 2.  Changes in Securities

          At the Annual Meeting of Shareholders of Sprint held on April 17, 2001, the shareholders approved an amendment to Sprint's Articles of Incorporation to

               -increase the authorized shares of Series 1 PCS common stock from 1,250,000,000 shares to 3,000,000,000 shares,

               -increase the authorized shares of Series 2 PCS common stock from 500,000,000 shares to 1,000,000,000 shares, and

               -increase the total number of shares of authorized capital stock from 6,770,000,000 shares to 9,020,000,000 shares.

          The increase in authorized shares allows the Sprint Board to issue additional shares of Series 1 PCS common stock for corporate purposes which the Board deems advisable, such as financings, acquisitions and employee benefit plans, without further action by the shareholders, except as may be required in a specific case by Kansas law or by the New York Stock Exchange.

          At the Annual Meeting of Shareholders, the shareholders also approved an amendment to Sprint's Articles of Incorporation reducing the minimum number of directors to constitute the Board of Directors from ten to eight.

Item 3.  Defaults Upon Senior Securities

          There were no reportable events during the quarter ended March 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

          On April 17, 2001, Sprint held its Annual Meeting of Shareholders. In addition to the election of three Class III Directors to serve a term of three years, the shareholders approved two amendments to Sprint's Articles of Incorporation, an amendment to the 1988 Employees Stock Purchase Plan, and the appointment of Ernst & Young LLP as independent auditors of Sprint for 2001. The shareholders did not approve two shareholder proposals.

          The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                                           For                                Withheld
           William T. Esrey                          1,384,518,689                           17,377,804
           Linda Koch Lorimer                        1,385,687,454                           16,209,039
           Stewart Turley                            1,385,507,775                           16,388,718

          The following votes were cast with respect to the proposal to amend the Articles of Incorporation to reduce the minimum number of Directors required to eight:

           For                                       1,379,078,131
           Against                                      15,289,452
           Abstain                                       7,528,911

          The following votes were cast with respect to the proposal to amend the Articles of Incorporation to increase the number of authorized shares of Series 1 PCS common stock, Series 2 PCS common stock and total authorized capital stock.

               Votes cast by all shareholders voting as a single class:

                 For                                 1,187,065,754
                 Against                               206,796,574
                 Abstain                                 8,034,165

          Votes cast by the holders of Series 1 PCS common stock, Series 2 PCS common stock and Series 3 PCS common stock, voting as a class:

                 For                                   764,523,462
                 Against                                59,219,573
                 Abstain                                 3,570,807

          Votes cast by the holders of Series 1 PCS common stock, Series 2 PCS common stock, Series 3 PCS common stock and Class A common stock, voting as a class:

                 For                                   807,641,480
                 Against                                59,219,573
                 Abstain                                 3,570,807

          The following votes were cast with respect to the proposal to amend the 1988 Employees Stock Purchase Plan to increase the number of shares of Series 1 PCS common stock that may be issued under the plan:

           For                                       1,355,000,849
           Against                                      38,445,527
           Abstain                                       8,450,117

          The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 2001:

           For                                       1,382,717,756
           Against                                      12,197,937
           Abstain                                       6,980,800

          The following votes were cast with respect to a shareholder proposal urging the Sprint Board to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding two times the sum of the executive's base salary and bonus:

           For                                         386,201,348
           Against                                     738,593,077
           Abstain                                      28,835,894
           Broker non-votes                            248,266,174

          The following votes were cast with respect to a shareholder proposal urging the Sprint Board to adopt a policy that Sprint will not reprice, or terminate and regrant, to a lower exercise price any stock option granted to any employee or director of Sprint without the prior approval of the holders of a majority of Sprint's outstanding shares of common stock:

           For                                         528,791,583
           Against                                     606,542,832
           Abstain                                      18,295,904
           Broker non-votes                            248,266,173

Item 5.  Other Information

         Ratio of Earnings to Fixed Charges

          Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $62 million in the 2001 first quarter and $72 million in the 2000 first quarter. The ratio was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include loss from continuing operations before income taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs and the interest component of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

          (3)  Articles of Incorporation and Bylaws:

               (a) Articles of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 3 to Sprint Corporation's Registration Statement on Form 8-A registering Sprint's PCS Common Stock, filed April 18, 2001, and incorporated herein by reference).

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

          (10) Executive Compensation Plans and Arrangements:

               (a) 1990 Stock Option Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

               (b)  Management Incentive Stock Option Plan, as amended (filed as
                    Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

               (c) Management Incentive Plan, as amended (filed as Exhibit 10(r) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

               (d) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees (filed as Exhibit 10(y) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

               (e) Employment Agreements dated as of February 26, 2001 by and among Sprint Corporation, Sprint/United Management Company and William T. Esrey and Ronald T. LeMay (filed as Exhibit 10(bb) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

          (12) Computation of Ratio of Earnings to Fixed Charges

          (99) Supplemental Information

               (a)  Annex I - FON Group Combined Financial Information
               (b)  Annex II - PCS Group Combined Financial Information

     (b)  Reports on Form 8-K

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

          On April 23, 2001, Sprint filed a Current Report on Form 8-K dated April 17, 2001 in which it reported that it had announced first quarter 2001 results.

          The news release regarding first quarter 2001 results, which was included in the Current Report, included the following financial information:

               FON Group Combined Statements of Operations
               FON Group Selected Operating Results
               FON Group Condensed Combined Balance Sheets
               FON Group Condensed Combined Cash Flow Information
               PCS Group Combined Statements of Operations
               PCS Group Condensed Combined Balance Sheets
               PCS Group Condensed Combined Cash Flow Information
               PCS Group Net Customer Additions
               Sprint Corporation Consolidated Statements of Operations
               Sprint Corporation Condensed Consolidated Balance Sheets
               Sprint Corporation Condensed Consolidated Cash Flow Information

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             SPRINT CORPORATION
                                             --------------------------
                                                 (Registrant)





                                      By     /s/  John P. Meyer
                                             -----------------------------------
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  May 15, 2001