Form 10-Q
period 2001-06-30
SPRINT CORP
filed 2001-08-14
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   -------------------------

Commission file number                      1-04721
                       ---------------------------------------------------------

                               SPRINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 KANSAS                                     48-0457967
-----------------------------------------         ------------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)


  P.O. Box 11315, Kansas City, Missouri                        64112
-----------------------------------------         ------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (913) 624-3000
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


Yes    X          No
   -----------      -------

                                     COMMON SHARES OUTSTANDING AT JULY 31, 2001:
                                             FON COMMON STOCK 887,125,136
                                             PCS COMMON STOCK 938,240,379
                                             CLASS A COMMON STOCK 86,236,036


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             5
                      Consolidated Balance Sheets                                                        9
                      Consolidated Statements of Cash Flows                                              13
                      Consolidated Statement of Shareholders' Equity                                     15
                      Condensed Notes to Consolidated Financial Statements                               16

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            24

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         38

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  39

             Item 2.  Changes in Securities                                                              39

             Item 3.  Defaults Upon Senior Securities                                                    39

             Item 4.  Submission of Matters to a Vote of Security Holders                                40

             Item 5.  Other Information                                                                  41

             Item 6.  Exhibits and Reports on Form 8-K                                                   41

Signature                                                                                                43

Exhibits

          (12) Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (99) Supplementary Information


               (a)  Annex I - FON Group Combined Financial Information

               (b)  Annex II - PCS Group Combined Financial Information

                                                                         Part I.
                                                                         Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Quarters Ended June 30,                                                                  2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,420     $       5,821
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,096             2,859
   Selling, general and administrative                                                   1,730             1,646
   Depreciation                                                                          1,047               856
   Amortization                                                                            116               151
   Merger related costs                                                                      -               187
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              5,989             5,699
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    431               122

Interest expense                                                                          (310)             (230)
Other income (expense), net                                                                (22)               13
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) before income taxes                                                           99               (95)
Income tax benefit (expense)                                                               (56)                4
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                           43               (91)

Preferred stock dividends (paid) received                                                   (2)               (1)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) applicable to
   common stock                                                                   $         41     $         (92)
                                                                                  -- ------------- --- -------------


Diluted Earnings (Loss) per Common Share
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Diluted weighted average common shares


Basic Earnings (Loss) per Common Share
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Basic weighted average common shares


DIVIDENDS PER COMMON SHARE














                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).










   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (154)     $       (101)        $       4,310     $      4,446         $      2,264     $       1,476
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (154)             (101)                2,089            2,023                1,161               937
             -                 -                 1,118            1,118                  612               528
             -                 -                   609              534                  438               322
             -                 -                     6               17                  110               134
             -                 -                     -              163                    -                24
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (154)             (101)                3,822            3,855                2,321             1,945
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   488              591                  (57)             (469)

             6                 5                   (16)             (11)                (300)             (224)
            (6)               (5)                   (1)              27                  (15)               (9)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

      -                        -                   471              607                 (372)             (702)
             -                 -                  (181)            (242)                 125               246
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   290              365                 (247)             (456)

             -                 -                     1                2                   (3)               (3)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


$            -      $          -         $         291     $        367         $       (250)    $        (459)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.33     $       0.41         $     (0.26)     $       (0.48)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 887.5            895.8               980.0               962.8
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.33     $       0.42         $     (0.26)     $       (0.48)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 886.3            879.5               980.0               962.8
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $     0.125       $     0.125          $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Year-to-Date June 30,                                                                    2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $     12,700     $      11,350
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        6,206             5,606
   Selling, general and administrative                                                   3,529             3,306
   Depreciation                                                                          2,028             1,673
   Amortization                                                                            256               300
   Merger related costs                                                                      -               187
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                             12,019            11,072
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    681               278

Interest expense                                                                          (617)             (484)
Other income (expense), net                                                                (42)               41
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations
   before income taxes                                                                      22              (165)
Income tax benefit (expense)                                                               (56)                9
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                   (34)             (156)
Discontinued operation, net                                                                  -               675
Extraordinary items, net                                                                    (1)               (3)
Cumulative effect of changes in
   accounting principles, net                                                                2                (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                          (33)              514

Preferred stock dividends (paid) received                                                   (4)               (3)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) applicable to
   common stock                                                                   $        (37)    $         511
                                                                                  -- ------------- --- -------------

Diluted Earnings (Loss) per Common Share
Continuing operations
Discontinued operation
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total
Diluted weighted average common shares

Basic Earnings (Loss) per Common Share
Continuing operations
Discontinued operation
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total
Basic weighted average common shares

DIVIDENDS PER COMMON SHARE



                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (283)     $       (196)        $       8,668     $      8,850         $      4,315     $       2,696
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (283)             (196)                4,194            3,971                2,295             1,831
             -                 -                 2,253            2,271                1,276             1,035
             -                 -                 1,189            1,062                  839               611
             -                 -                    12               34                  244               266
             -                 -                     -              163                    -                24
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (283)             (196)                7,648            7,501                4,654             3,767
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                 1,020            1,349                 (339)           (1,071)

            11                10                   (43)             (50)                (585)             (444)
           (11)              (10)                    4               34                  (35)               17
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


      -                        -                   981            1,333                 (959)           (1,498)
             -                 -                  (375)            (523)                 319               532
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   606              810                 (640)             (966)
             -                 -                     -              675                    -                 -
             -                 -                    (1)               -                    -                (3)

             -                 -                     -               (2)                   2                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   605            1,483                 (638)             (969)

             -                 -                     3                4                   (7)               (7)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


$            -      $          -         $         608     $      1,487         $       (645)    $        (976)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.68     $       0.91         $     (0.66)     $       (1.02)
                                                     -             0.75                    -                  -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.68     $       1.66         $     (0.66)     $       (1.02)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 887.6            895.2               979.0               959.5
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.69     $       0.92         $     (0.66)     $       (1.02)
                                                     -             0.77                    -                  -
----- ------------- --- -------------    --- ------------- -- ------------- --- -- ------------- --- -------------

                                         $        0.69     $       1.69         $     (0.66)     $       (1.02)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 885.8            877.5               979.0               959.5
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.25     $       0.25         $          -     $            -
                                         --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
                                                                                     -------------------------------
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Quarters Ended June 30,                                                                  2001              2000
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $        43      $        (91)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on securities                                            22               (33)
Income tax benefit (expense)                                                               (8)               12
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on
   securities                                                                              14               (21)
Foreign currency translation adjustments                                                   (8)                3
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                     6               (18)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $        49      $       (109)
                                                                                  -- ------------- --- -------------




































                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        290      $       365          $      (247)     $       (456)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



            (3)                2                   25              (35)                   -                 -
             1                 -                   (9)              12                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            (2)                2                   16              (23)                   -                 -
             -                 -                   (7)               -                   (1)                3
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            (2)                2                    9              (23)                  (1)                3
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$           (2)     $          2         $        299      $       342          $      (248)     $       (453)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (continued)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
                                                                                     -------------------------------
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Year-to-Date June 30,                                                                    2001              2000
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $       (33)     $        514
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on securities                                            28               (33)
Income tax benefit (expense)                                                              (10)               12
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on
   securities during the period                                                            18               (21)
Reclassification adjustment for gains
   included in net income                                                                   -               (32)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total net unrealized holding gains (losses)
   on securities                                                                           18               (53)
Net unrealized losses on qualifying
   cash flow hedges                                                                        (6)                -
Cumulative effect of change in
   accounting principle                                                                    (9)                -
Foreign currency translation adjustments                                                  (12)                3
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                    (9)              (50)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $       (42)     $        464
                                                                                  -- ------------- --- -------------
































                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        605      $     1,483          $      (638)     $       (969)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             4                 3                   24              (39)                   -                 3
            (1)               (1)                  (9)              14                    -                (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             3                 2                   15              (25)                   -                 2

             -                 -                    -              (32)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             3                 2                   15              (57)                   -                 2

             -                 -                   (6)               -                    -                 -

             -                 -                   (9)               -                    -                 -
             -                 -                  (11)               -                   (1)                3
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             3                 2                  (11)             (57)                  (1)                5
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            3      $          2         $        594      $     1,426          $      (639)     $       (964)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,       December 31,
                                                                                            2001             2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $          176    $          239
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $417 and $389                                                                         4,064             4,028
       Inventories                                                                                961               949
       Prepaid expenses                                                                           441               366
       Current tax benefit receivable from the FON Group                                            -                 -
       Receivables from the PCS Group                                                               -                 -
       Other                                                                                      309               391
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     5,951             5,973

     Property, plant and equipment
       FON Group                                                                               33,358            30,998
       PCS Group                                                                               13,563            12,117
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     46,921            43,115
       Accumulated depreciation                                                               (19,337)          (17,799)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       27,584            25,316

     Investments in and advances to affiliates                                                    390               607

     Intangible assets
        Goodwill                                                                                5,427             5,425
        PCS licenses                                                                            3,059             3,059
        PCS customer base                                                                         746               747
        PCS microwave relocation costs                                                            400               411
        Other intangibles                                                                         435               430
-------------------------------------------------------------------------------------------------------------------------
        Total intangible assets                                                                10,067            10,072
        Accumulated amortization                                                               (1,386)           (1,134)
-------------------------------------------------------------------------------------------------------------------------
        Net intangible assets                                                                   8,681             8,938

     Other assets                                                                               1,978             1,767
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       44,584    $       42,601
                                                                                      -----------------------------------




















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
       June 30,        December 31,           June 30,       December 31,           June 30,        December 31,
         2001              2000                 2001             2000                 2001              2000
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $        40      $       122          $        136      $        117

             -                 -                2,966            3,126                 1,098               902
             -                 -                  420              434                   541               515
             -                 -                  303              276                   138                90
             -               (26)                   -                -                     -                26
          (150)             (361)                 150              361                     -                 -
             -                (2)                 183              193                   126               200
----------------------------------------    -------------------------------    -----------------------------------
          (150)             (389)               4,062            4,512                 2,039             1,850


             -                 -               33,358           30,998                     -                 -
             -                 -                    -                -                13,563            12,117
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               33,358           30,998                13,563            12,117
           (45)              (39)             (16,117)         (15,165)               (3,175)           (2,595)
-------------------------------------   -----------------------------------    -----------------------------------
           (45)              (39)              17,241           15,833                10,388             9,522

          (405)             (383)                 636              842                   159               148


             -                 -                  879              877                 4,548             4,548
             -                 -                    -                -                 3,059             3,059
             -                 -                    -                -                   746               747
             -                 -                    -                -                   400               411
             -                 -                  389              384                    46                46
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,268            1,261                 8,799             8,811
             -                 -                  (69)             (57)               (1,317)           (1,077)
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,199            1,204                 7,482             7,734

             -                 -                1,461            1,258                   517               509
-------------------------------------   -----------------------------------    -----------------------------------


   $      (600)      $      (811)         $    24,599      $    23,649          $     20,585      $     19,763
-------------------------------------   -----------------------------------    -----------------------------------


CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,        December 31,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings including current maturities of long-term debt             $       5,278    $       1,205
       Accounts payable                                                                         1,547            2,285
       Construction obligations                                                                   881              997
       Accrued interconnection costs                                                              559              547
       Accrued taxes                                                                              494              440
       Advance billings                                                                           666              607
       Payroll and employee benefits                                                              461              498
       Accrued interest                                                                           287              255
       Payables to the FON Group                                                                    -                -
       Other                                                                                    1,176            1,134
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                               11,349            7,968

     Long-term debt and capital lease obligations                                              16,214           17,514

     Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                                         1,409            1,360
       Postretirement and other benefit obligations                                             1,083            1,077
       Other                                                                                      711              710
-------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other liabilities                                             3,203            3,147

     Redeemable preferred stock                                                                   256              256

     Shareholders' equity
       Common stock
         Class A common stock, par value $0.50 and $2.50 per share, 200.0 shares
            authorized, 86.2 shares issued and outstanding                                         43              216
         FON, par value $2.00 per share, 4,200.0 shares authorized, 886.6 and 798.8
            shares issued and 886.6 and 798.4 shares outstanding                                1,773            1,598
         PCS, par value $1.00 per share, 4,600.0 and 2,350.0  shares authorized,
            937.4 and 933.1 shares issued and outstanding                                         937              933
       Capital in excess of par or stated value                                                 9,483            9,380
       Retained earnings                                                                        1,314            1,578
       Treasury stock, at cost, 0.0 and 0.4 shares                                                  -              (10)
       Accumulated other comprehensive income                                                      12               21
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,562           13,716
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      44,584    $      42,601
                                                                                      -----------------------------------













                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).









  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
       June 30,       December 31,           June 30,        December 31,           June 30,       December 31,
         2001             2000                 2001              2000                 2001             2000
------------------------------------    -----------------------------------   -----------------------------------
      (Unaudited)                           (Unaudited)                            (Unaudited)


   $       (69)     $       (65)         $     2,351       $     1,026          $     2,996      $        244
             -                -                1,067             1,598                  480               687
             -                -                    -                 -                  881               997
             -                -                  559               547                    -                 -
             -              (27)                 272               264                  222               203
             -                -                  471               462                  195               145
             -                -                  386               377                   75               121
             -                -                   92               136                  195               119
           (81)            (296)                   -                 -                   81               296
           (45)             (40)                 595               594                  626               580
------------------------------------    -----------------------------------   -----------------------------------
          (195)            (428)               5,793             5,004                5,751             3,392

          (111)            (104)               3,262             3,482               13,063            14,136


            (5)              (6)               1,401             1,276                   13                90
             -                -                1,083             1,077                    -                 -
             -                -                  419               457                  292               253
------------------------------------    -----------------------------------   -----------------------------------
            (5)              (6)               2,903             2,810                  305               343

          (280)            (280)                  10                10                  526               526




            43              216                    -                 -                    -                 -

         1,773            1,598                    -                 -                    -                 -

           937              933                    -                 -                    -                 -
         9,483            9,380                    -                 -                    -                 -
         1,314            1,578                    -                 -                    -                 -
             -              (10)                   -                 -                    -                 -
            12               21                    -                 -                    -                 -
       (13,571)         (13,709)              12,631            12,343                  940             1,366
------------------------------------    -----------------------------------   -----------------------------------

            (9)               7                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $      (600)     $      (811)         $    24,599       $    23,649          $    20,585      $     19,763
------------------------------------    -----------------------------------   -----------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                  Sprint Corporation
                                                                                     ----------------------------------
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------------------------
------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date June 30,                                                                      2001             2000
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $        (33)    $        514
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Discontinued operation, net                                                                 -             (675)
     Equity in net losses of affiliates                                                         89               61
     Depreciation and amortization                                                           2,284            1,973
     Deferred income taxes and investment tax credits                                           44              104
     Changes in assets and liabilities:
         Accounts receivable, net                                                              (36)            (232)
         Inventories and other current assets                                                  (76)             440
         Accounts payable and other current liabilities                                       (589)            (294)
         Current tax benefit receivable from the FON Group                                       -                -
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                                (34)             100
     Other, net                                                                                (27)             (82)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by operating activities                                             1,622            1,909
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Investing Activities

Capital expenditures                                                                        (4,314)          (3,186)
Investments in and loans to affiliates, net                                                    (49)            (849)
Proceeds from sales of assets                                                                   58              217
Other, net                                                                                      33                3
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by continuing operations                                                      (4,272)          (3,815)
Proceeds from sale of investment in Global One                                                   -            1,403
------------------------------------------------------------------------------------ --- ------------- -- -------------

Net cash used by investing activities                                                       (4,272)          (2,412)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Financing Activities

Proceeds from debt                                                                           4,647            1,558
Payments on debt                                                                            (1,879)          (1,050)
Proceeds from common stock issued                                                               13              203
Dividends paid                                                                                (226)            (221)
Other, net                                                                                      32               92
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by financing activities                                             2,587              582
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    (63)              79
Cash and Equivalents at Beginning of Period                                                    239              120
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $        176     $        199
                                                                                     --- ------------- -- -------------





                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $       605      $     1,483          $      (638)      $      (969)


             -                 -                    -             (675)                   -                 -
             -                 -                   42               47                   47                14
             -                 -                1,201            1,096                1,083               877
             -                 -                  140              336                  (96)             (232)

             -                 -                  160             (130)                (196)             (102)
            (2)              411                  (21)              44                  (53)              (15)
            28              (118)                (466)            (209)                (151)               33
           (26)             (293)                   -                -                   26               293
             -                 -                  221             (357)                (221)              357
             -                 -                  (71)              56                   37                44
             -                 -                  (35)             (76)                   8                (6)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                1,776            1,615                 (154)              294
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -               (2,602)          (1,751)              (1,712)           (1,435)
             -                 -                  (32)            (649)                 (17)             (200)
             -                 -                   15               51                   43               166
             -                 -                   33                1                    -                 2
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -               (2,586)          (2,348)              (1,686)           (1,467)
             -                 -                    -            1,403                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -               (2,586)            (945)              (1,686)           (1,467)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                1,324              150                3,323             1,408
             -                 -                 (226)            (669)              (1,653)             (381)
             -                 -                    5              137                    8                66
             -                 -                 (219)            (214)                  (7)               (7)
             -                 -                 (156)             (64)                 188               156
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  728             (660)               1,859             1,242
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (82)              10                   19                69
             -                 -                  122              104                  117                16
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $        40      $       114          $       136       $        85
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                          Sprint Corporation
----------------------------------------------------------------------------------------------------------------------
(millions)
----------------------------------------------------------------------------------------------------------------------
Year-to-Date June 30, 2001
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


                                                                     Capital
                                   Class A     FON        PCS       In Excess
                                    Common    Common     Common     of Par or   Retained   Treasury
                                    Stock     Stock      Stock       Stated     Earnings   Stock    Other    Total
                                                                     Value
----------------------------------------------------------------------------------------------------------------------
Beginning 2001 balance            $   216   $ 1,598   $    933    $   9,380    $  1,578   $  (10)  $  21   $ 13,716
Net loss                                -         -          -            -         (33)       -       -        (33)
FON common stock dividends               -         -          -            -        (211)       -       -       (211)
Class A common stock dividends          -         -          -            -         (11)       -       -        (11)
PCS preferred stock dividends           -         -          -            -          (3)       -       -         (3)
Conversion of FON common stock
   underlying Class A common
   stock                             (172)      172          -            -           -        -       -          -
FON Series 1 common stock issued        -         3          -           28           -        -       -         31
PCS Series 1 common stock issued        -         -          4           62           -        -       -         66
Treasury stock issued                   -         -          -            -          (2)      10       -          8
Tax benefit from stock
   compensation                         -         -          -           11           -        -       -         11
Other, net                             (1)        -          -            2          (4)       -      (9)       (12)
----------------------------------------------------------------------------------------------------------------------

June 2001 balance                 $    43   $ 1,773   $    937    $   9,483    $  1,314   $    -   $  12   $ 13,562
                                --------------------------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------
Beginning 2001 balance               86.2     798.4       933.1
Conversion of FON common stock
   underlying Class A common
   stock                              -        86.2          -
FON Series 1 common stock issued      -         1.6          -
PCS Series 1 common stock issued      -         -           4.3
Treasury stock issued                 -         0.4         -
                                   -------------------------------

June 2001 balance                    86.2     886.6       937.4
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

--------------------------------------------------------------------------------
1. Basis of Consolidation and Presentation
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of Sprint, its wholly owned subsidiaries and subsidiaries it controls. Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method (see Note 2).

FON common stock and PCS common stock are intended to reflect the performance of the FON and PCS groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, the PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division, and the product distribution and directory publishing businesses.

Investors in FON and PCS common stock are shareholders of Sprint and are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. The assets and liabilities allocated by Sprint's Board of Directors to the groups remain assets and liabilities of Sprint Corporation and are therefore subject to the claims of Sprint's creditors generally. In the event of the liquidation or winding up of Sprint Corporation, assets of Sprint remaining for distribution to Sprint's common shareholders will be distributed to holders of FON and PCS common stock based on the liquidation value of such shares as provided in Sprint's articles of incorporation, which may differ from the Board's allocation of assets and liabilities among the groups. The Board of Directors of Sprint may, subject to the restrictions in Sprint's articles of incorporation, change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval. Given the Board's discretion in these matters, it may be difficult to assess the future prospects of each group based on past performance.

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

Allocations

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the assignment of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis. Allocated costs totaled approximately $129 million and $157 million in the 2001 and 2000 second quarters and $270 and $317 million in the 2001 and 2000 year-to-date periods, respectively. The percentage of these costs allocated to the PCS Group were approximately 20% and 15% in the 2001 and 2000 second quarters and 20% and 13% in the 2001 and 2000 year-to-date periods, respectively, with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $73 million and $58 million in the 2001 and 2000 second quarters and $137 million and $116 million in the 2001 and 2000 year-to-date periods, respectively.

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

The tax sharing agreement applies to tax years ending on or before December 31, 2001. For periods after December 31, 2001, Sprint's Board of Directors will adopt a tax sharing arrangement that will be designed to continue to allocate tax benefits and burdens fairly between the FON Group and the PCS Group.



--------------------------------------------------------------------------------
2. Investments
--------------------------------------------------------------------------------

At the end of June 2001, investments accounted for using the equity method consisted primarily of the FON Group's investments in Intelig, a long distance operation in Brazil, the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico, and other strategic investments. In 2000, investments accounted for using the equity method also included the FON Group's investments in EarthLink, Inc., an Internet service provider, and Call-Net, a long-distance provider in Canada. Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:




                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Results of operations
   Net operating revenues                      $       122      $       563       $       350       $     1,044
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Operating loss                              $      (118)     $      (107)      $      (286)      $      (167)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Net loss                                    $       (99)     $      (225)      $      (308)      $      (362)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Equity in net losses of affiliates             $       (28)     $       (36)      $       (73)      $       (61)
                                              --- ------------- -- -------------- -- ------------- --- -------------

--------------------------------------------------------------------------------
3. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                       Year-to-Date
                                         June 30,
                                  -----------------------
                                      2001       2000
---------------------------------------------------------
                                        (millions)
Income tax expense (benefit) at
   the federal statutory rate     $      8   $   (58)
Effect of:
   State income taxes, net of
     federal income tax effect          11         6
   Equity in losses of foreign
     joint ventures                     18        23
   Goodwill amortization                24        24
   Other, net                           (5)       (4)
---------------------------------------------------------

Income tax expense (benefit)      $     56   $    (9)
                                  -----------------------


--------------------------------------------------------------------------------
4.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement became effective for Sprint on January 1, 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

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

Derivative Accounting under the Standard

The derivative instruments Sprint holds are interest rate swaps, stock warrants and foreign currency forward contracts. The interest rate swaps meet all the required criteria of SFAS No. 133 for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings upon adoption or during the life of the swaps. The stock warrants are not designated as hedging instruments and changes in the fair values of these derivative instruments are recognized in earnings during the period of change. Forward contracts held during the period are not designated as hedges and, accordingly, not affected by the adoption of SFAS No. 133.

Upon adoption of SFAS No. 133, Sprint recorded a cumulative adjustment to net income of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The $2 million cumulative adjustment was due to changes in the fair value of the stock warrants that are not designated as hedging instruments and is recorded in "Cumulative effect of changes in accounting principles, net" in Sprint's Consolidated Statements of Operations. The reduction in other comprehensive income results from a decrease in fair value of cash flow hedges resulting from interest rate fluctuations. The decrease is recorded in "Net unrealized losses on qualifying cash flow hedges" in Sprint's Consolidated Statements of Comprehensive Income (Loss). The net derivative losses included in other comprehensive income as of January 1, 2001 are not expected to be reclassified into earnings within the next 12-month period because Sprint intends to hold the qualifying cash flow hedges until maturity in 2002.

Sprint recorded a net derivative loss in earnings of $0.1 million (net of tax benefit of $0.1 million) for the 2001 second quarter and a net derivative gain in earnings of $0.4 million (net of tax of $0.2 million) for the year-to-date period due to changes in the fair value of the stock warrants that are not designated as hedging instruments. The net derivative gain and loss are included in Other income (expense), net on the Consolidated Statements of Operations. Sprint recorded a $6 million reduction in other comprehensive income in the 2001 year-to-date period resulting from losses on cash flow hedges. There was not a material fluctuation in valuation of the cash flow hedges during the 2001 second quarter.

--------------------------------------------------------------------------------
5.  Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. The amount reclassified is limited to the long-term portion of Sprint's unused credit facilities. At the end of June 2001, short-term borrowings exceeded the long-term portions of those unused credit facilities. Accordingly, the amount of commercial paper borrowings and other bank notes reclassified to long-term debt was limited to $2.1 billion. Conversely, $2 billion of commercial paper borrowings remained in current liabilities.

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

--------------------------------------------------------------------------------
6. Conversion of FON Common Stock Underlying Class A Common Stock
--------------------------------------------------------------------------------

On June 4, 2001, Sprint completed a registered secondary offering on behalf of France Telecom (FT) and Deutsche Telekom AG (DT) in which they sold 174.8 million shares of FON common stock (including 22.8 million shares to cover over-allotments), which represented an approximate 10% voting interest in Sprint. Sprint did not receive any proceeds from this offering. The 86.2 million shares of FON common stock underlying Class A common stock and 88.6 million shares of Series 3 FON common stock were converted into Series 1 FON common stock upon the sale. After this conversion, a Class A common stock share represents the right to 1/2 share of PCS common stock.

--------------------------------------------------------------------------------
7. Litigation, Claims and Assessments
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
8. Segment Information
--------------------------------------------------------------------------------

Sprint is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business, also known as the PCS Group.

Sprint manages its segments to the operating income (loss) level of reporting. Items below operating income (loss) are held at a corporate level and only attributed to the group level. The reconciliation from operating income to net income is shown on the face of the Consolidated Statements of Operations in the consolidating information.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximates fair value.


Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------
                                                         Product
                            Global                     Distribution                  Corporate
Quarters Ended              Markets         Local      & Directory        PCS           and
June 30,                    Division      Division      Publishing       Group      Eliminations(1) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2001
Net operating revenues  $   2,563      $    1,552    $     474      $   2,264     $    (433)      $    6,420
Affiliated revenues           153              67          200             13          (433)               -
Operating income (loss)       (47)            466           79            (57)          (10)             431

2000
Net operating revenues  $   2,687      $    1,523    $     471      $   1,476     $    (336)      $    5,821
Affiliated revenues           105              44          174             13          (336)               -
Operating income (loss)       240             456           68           (469)         (173)             122
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
                                                         Product
                            Global                    Distribution                   Corporate
Year-to-Date                Markets         Local      & Directory        PCS           and
June 30,                    Division      Division      Publishing       Group      Eliminations(1) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2001
Net operating revenues  $   5,130      $    3,105    $     968      $   4,315     $    (818)      $   12,700
Affiliated revenues           283             123          388             24          (818)               -
Operating income (loss)       (22)            904          157           (339)          (19)             681

2000
Net operating revenues  $   5,314      $    3,052    $     932      $   2,696     $    (644)      $   11,350
Affiliated revenues           200              93          334             17          (644)               -
Operating income (loss)       505             889          135         (1,071)         (180)             278
----------------------------------------------------------------------------------------------------------------

(1) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and access to the PCS network. In the 2000 second quarter, corporate operating loss includes a $163 million charge for the FON Group costs associated with the terminated WorldCom merger. The PCS Group operating loss includes a $24 million charge for merger termination costs.


Net operating revenues by product and services were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                 Product
                                       Global                  Distribution
Quarters Ended                         Markets      Local      & Directory      PCS
June 30,                               Division    Division     Publishing     Group    Eliminations(1) Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                       (millions)
2001
Voice                                $   1,708   $        -   $       -    $       -   $    (153)     $    1,555
Data                                       513            -           -            -           -             513
Internet                                   262            -           -            -           -             262
Local service                                -          735           -            -          (1)            734
Network access                               -          509           -            -         (52)            457
Long distance                                -          177           -            -           -             177
Product distribution                         -            -         334            -        (200)            134
Directory publishing                         -            -         140            -           -             140
Wireless services                            -            -           -        2,264         (13)          2,251
Other                                       80          131           -            -         (14)            197
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   2,563   $    1,552   $     474    $   2,264   $    (433)     $    6,420
                                     -------------------------------------------------------------------------------


2000
Voice                                $   1,795   $        -   $       -    $       -   $    (105)     $    1,690
Data                                       485            -           -            -           -             485
Internet                                   235            -           -            -           -             235
Local service                                -          705           -            -           -             705
Network access                               -          500           -            -         (32)            468
Long distance                                -          178           -            -           -             178
Product distribution                         -            -         367            -        (175)            192
Directory publishing                         -            -         104            -           -             104
Wireless services                            -            -           -        1,476         (13)          1,463
Other                                      172          140           -            -         (11)            301
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   2,687   $    1,523   $     471    $   1,476   $    (336)     $    5,821
                                     -------------------------------------------------------------------------------

(1) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and access to the PCS network.


---------------------------------------------------------------------------------------------------------------------
                                                                 Product
                                       Global                  Distribution
Year-to-Date                           Markets       Local     & Directory     PCS
June 30,                               Division     Division    Publishing    Group   Eliminations(1) Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                       (millions)
2001
Voice                                $   3,444   $        -   $       -    $       -   $    (283)     $    3,161
Data                                     1,015            -           -            -           -           1,015
Internet                                   511            -           -            -           -             511
Local service                                -        1,467           -            -          (2)          1,465
Network access                               -        1,014           -            -         (95)            919
Long distance                                -          363           -            -           -             363
Product distribution                         -            -         693            -        (388)            305
Directory publishing                         -            -         275            -           -             275
Wireless services                            -            -           -        4,315         (24)          4,291
Other                                      160          261           -            -         (26)            395
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   5,130   $    3,105   $     968    $   4,315   $    (818)     $   12,700
                                     -------------------------------------------------------------------------------


2000
Voice                                $   3,575   $        -   $       -    $       -   $    (200)     $    3,375
Data                                       959            -           -            -           -             959
Internet                                   453            -           -            -           -             453
Local service                                -        1,401           -            -          (1)          1,400
Network access                               -        1,011           -            -         (62)            949
Long distance                                -          349           -            -           -             349
Product distribution                         -            -         722            -        (334)            388
Directory publishing                         -            -         210            -           -             210
Wireless services                            -            -           -        2,696         (17)          2,679
Other                                      327          291           -            -         (30)            588
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   5,314   $    3,052   $     932    $   2,696   $    (644)     $   11,350
                                     -------------------------------------------------------------------------------

(1) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and access to the PCS network.

--------------------------------------------------------------------------------
9.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint's cash paid (received) for interest and income taxes was as follows:

                                    Year-to-Date
                                      June 30,
                              -------------------------
                                  2001         2000
-------------------------------------------------------
                                     (millions)
Interest (net of capitalized
   interest)                  $     562   $      478
                              -------------------------
Income taxes                  $       2   $     (415)
                              -------------------------



Sprint's noncash activities included the following:

                                    Year-to-Date
                                      June 30,
                              -------------------------
                                  2001         2000
-------------------------------------------------------
                                     (millions)
Common stock issued under
   employee stock benefit
   plans                      $      93   $     102
                              -------------------------
Tax benefit from stock
   compensation               $      11   $     285
                              -------------------------
Stock received for stock
   options exercised          $       -   $      44
                              -------------------------
Debt redeemed with
   investments in equity
   securities                 $       -   $     275
                              -------------------------

--------------------------------------------------------------------------------
10. Discontinued Operation
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
11. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger. In the 2000 second quarter, Sprint recognized a one-time, pre-tax charge of $187 million for costs associated with the terminated merger.

--------------------------------------------------------------------------------
12.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

Statement No. 141 supercedes the Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." This statement requires accounting for all business combinations using the purchase method and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001.

Statement No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and addresses how purchased intangibles should be accounted for upon acquisition. The statement proscribes the necessary accounting for both identifiable intangibles and goodwill after initial recognition. Amortization of goodwill will cease upon adoption of this statement and periodic impairment testing of all intangibles will be required. Sprint is currently assessing the impact of this standard and expects to complete that assessment by year-end 2001. This statement is effective for fiscal years beginning after December 15, 2001.

--------------------------------------------------------------------------------
13.  Subsequent Events
--------------------------------------------------------------------------------

In July 2001, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the Sprint FON common stock. Dividends will be paid September 28, 2001.

In August 2001, Sprint issued 20.4 million shares of PCS common stock and received net proceeds of $488 million. Sprint also issued $1.7 billion of equity units yielding 7.125%, which consist of a 3-year forward purchase agreement to purchase PCS common stock and a 5-year senior note. Along with these transactions, DT sold 49.6 million shares of PCS common stock, including PCS shares underlying the Class A common stock. DT received the related proceeds from the sale of its stock.

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

Operating Segments

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division and the product distribution and directory publishing businesses, and the PCS Group includes the PCS wireless telephony products and services business. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division and the product distribution and directory publishing businesses. For financial information relating to Sprint's segments, see Note 8 of Sprint's Condensed Notes to Consolidated Financial Statements.

Board Discretion Regarding Tracking Stocks

Sprint's Board of Directors has the discretion to, among other things, make operating and financial decisions that could favor one group over the other and, subject to the restrictions in Sprint's articles of incorporation, to change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval. Under the applicable corporate law, Sprint's Board owes its fiduciary duties to all of Sprint's shareholders and there is no board of directors that owes separate duties to the holders of either the FON common stock or the PCS common stock. The Tracking Stock Policies, adopted by Sprint's Board, provide that the Board, in resolving material matters in which the holders of FON common stock and PCS common stock have potentially divergent interests, will act in the best interests of Sprint and all of its common shareholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of Sprint common stock. These policies may be changed by the Board without shareholder approval. Given the Board's discretion in these matters, it may be difficult to assess the future prospects of each group based on past performance.

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

Sprint is currently reevaluating its high-speed integrated communications strategy. This reevaluation may impact the valuation of certain assets and other resources deployed in pursuit of this strategy, as well as service plans offered by the company. Sprint anticipates this valuation analysis will be concluded this year.

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies. During 2000 and 2001, Sprint converted several markets served by MMDS capabilities from cable TV services to high-speed data services. Global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. Sprint intends to provide broadband data and voice services to additional markets served by these capabilities.

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

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's PCS wireless telephony products and services business. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. The PCS Group has licenses to provide service to the entire United States population including Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including affiliates, now reaches nearly 239 million people. The PCS Group provides nationwide service through:

o    operating its own digital network in major U.S. metropolitan areas,

o affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

o    roaming   on   other    providers'    analog   cellular    networks   using
     dual-band/dual-mode handsets, and

o roaming on other providers' digital PCS networks that use code division multiple access (CDMA).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of customer acquisition and service.

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

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $     4,310       $    4,446        $     8,668      $      8,850
PCS Group                                           2,264            1,476              4,315             2,696
Intergroup eliminations                              (154)            (101)              (283)             (196)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net operating revenues                        $     6,420       $    5,821        $    12,700      $     11,350
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues increased 10% in the 2001 second quarter and 12% in the 2001 year-to-date period compared to the same 2000 periods mainly reflecting growth in the PCS Group.


Income (Loss) from continuing operations was as follows:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $       290       $      365        $       606      $        810
PCS Group                                            (247)            (456)              (640)             (966)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Income (Loss) from continuing operations      $        43       $      (91)       $       (34)     $       (156)
                                              --- ------------- -- -------------- -- ------------- --- -------------

In the 2001 first quarter, loss from continuing operations includes a nonrecurring gain of $9 million from investment activities. In the 2000 first quarter, loss from continuing operations includes net nonrecurring gains of $17 million from investment activities as well as an $18 million nonrecurring gain from the sale of network infrastructure and the right to manage customers to a PCS affiliate. Additionally, the 2000 second quarter includes a $121 million charge for costs associated with the terminated WorldCom merger and a $27 million nonrecurring gain from the sale of an independent directory publishing operation. Excluding nonrecurring items, income (loss) from continuing operations was $(43) million in the 2001 year-to-date period, $3 million in the 2000 second quarter and $(97) million in the 2000 year-to-date period.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,708      $     1,795       $       (87)          (4.8)%
   Data                                                513              485                28            5.8%
   Internet                                            262              235                27           11.5%
   Other                                                80              172               (92)         (53.5)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,563            2,687              (124)          (4.6)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,528            1,417               111            7.8%
   Selling, general and administrative                 748              763               (15)          (2.0)%
   Depreciation and amortization                       334              267                67           25.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,610            2,447               163            6.7%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $       (47)     $       240       $      (287)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               8.9%
                                               -- ------------- -- --------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     3,444      $     3,575       $      (131)          (3.7)%
   Data                                              1,015              959                56            5.8%
   Internet                                            511              453                58           12.8%
   Other                                               160              327              (167)         (51.1)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         5,130            5,314              (184)          (3.5)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    3,017            2,739               278           10.1%
   Selling, general and administrative               1,499            1,538               (39)          (2.5)%
   Depreciation and amortization                       636              532               104           19.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             5,152            4,809               343            7.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $       (22)     $       505       $      (527)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               9.5%
                                               -- ------------- -- --------------


NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 5% in the 2001 second quarter and 3% in the 2001 year-to-date period from the same 2000 periods. Minute growth was 18% in the 2001 second quarter and 20% in the 2001 year-to-date period compared to the same 2000 periods. The calling volume growth, driven in part by the increase in wholesale minutes sold to the PCS Group, was more than offset by a highly competitive pricing environment. The decreases in net operating revenues reflect cable capacity sales in the 2000 second quarter and year-to-date period with no corresponding capacity sales in the same 2001 periods. These decreases also reflect a decline in network management services, professional services and legacy data services, partly offset by growth in Internet communications and data services revenues. Revenue and operating income growth will likely continue to be impacted by pricing pressures and increased spending to support the growth of Internet Protocol services.

Voice Revenues

Voice revenues decreased 5% in the 2001 second quarter and 4% in the 2001 year-to-date period from the same 2000 periods due to a decline in consumer and business voice revenues resulting from a more competitive pricing environment. Consumer voice revenues were also impacted by lower calling card usage partly offset by increased prepaid and international services. The decline in business voice revenues mainly reflects decreased inbound and outbound toll-free calls.

Data Revenues

Data revenues increased 6% in the 2001 second quarter and year-to-date period from the same 2000 periods due to increased sales in current-generation data services, including asynchronous transfer mode and frame relay services, largely offset by a decline in network management services.

Internet Revenues

Internet revenues increased 11% in the 2001 second quarter and 13% in the 2001 year-to-date period from the same 2000 periods due to strong growth in dedicated service revenues partly offset by a slight decline in dial-up Internet service provider-related revenues.

Other Revenues

Other revenues decreased 53% in the 2001 second quarter and 51% in the 2001 year-to-date period from the same 2000 periods. The decreases reflect cable capacity sales in the 2000 second quarter and year-to-date period with no corresponding cable capacity sales in the same 2001 periods. The decreases also reflect a decline in professional services and legacy data services.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the Internet protocol network, costs of equipment and transmission capacity sales, and costs related to the development and deployment of Sprint ION. These costs increased 8% in the 2001 second quarter and 10% in the 2001 year-to-date period from the same 2000 periods.

Interconnection costs increased 15% in the 2001 second quarter and 16% in the 2001 year-to-date period from the same 2000 periods due to increased calling volumes.

All other costs of services and products decreased 3% in the 2001 second quarter and remained flat in the 2001 year-to-date period compared to the same 2000 periods due to decreases in costs related to sales of transoceanic cable in 2000 with no corresponding sales in 2001. These decreases were largely offset by increased network costs of the long distance operation and costs associated with Sprint ION.

Total costs of services and products for global markets were 59.6% of net operating revenues in the 2001 second quarter and 58.8% in the 2001 year-to-date period compared to 52.7% and 51.5% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense decreased 2% in the 2001 second quarter and 3% in the 2001 year-to-date period from the same 2000 periods due to a reduction in advertising and promotion costs in both the consumer and business markets and a strong emphasis on cost control, partly offset by increased marketing and promotions of Internet services and an increase in bad debt expense related to wholesale customers. SG&A expense was 29.2% of net operating revenues in the 2001 second quarter and year-to-date periods compared to 28.4% and 29.0% for the same periods a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 25% in the 2001 second quarter and 20% in the 2001 year-to-date period from the same periods a year ago due to an increased asset base to enhance network reliability and meet increased demand for voice and data-related services as well as an increasing asset base for growth of Internet Protocol services and other growth initiatives. Depreciation and amortization expense was 13.0% of net operating revenues in the 2001 second quarter and 12.4% in the 2001 year-to-date period compared to 9.9% and 10.0% for the same periods a year ago.


Local Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        735      $       705       $        30             4.3%
   Network access                                      509              500                 9             1.8%
   Long distance                                       177              178                (1)           (0.6)%
   Other                                               131              140                (9)           (6.4)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,552            1,523                29             1.9%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      484              471                13             2.8%
   Selling, general and administrative                 327              313                14             4.5%
   Depreciation and amortization                       275              283                (8)           (2.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,086            1,067                19             1.8%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        466      $       456       $        10             2.2%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      30.0%            29.9%
                                              --- ------------- -- --------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $      1,467      $     1,401       $        66             4.7%
   Network access                                    1,014            1,011                 3             0.3%
   Long distance                                       363              349                14             4.0%
   Other                                               261              291               (30)          (10.3)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         3,105            3,052                53             1.7%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      980              951                29             3.0%
   Selling, general and administrative                 665              650                15             2.3%
   Depreciation and amortization                       556              562                (6)           (1.1)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             2,201            2,163                38             1.8%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        904      $       889       $        15             1.7%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.1%            29.1%
                                              --- ------------- -- --------------

Net Operating Revenues

At the beginning of the 2000 third quarter, Sprint changed its transfer pricing for certain transactions between FON Group entities. The main effect of this change was a reduction in the local division's "Net Operating Revenues - Other Revenues." In addition, Sprint's local division transferred a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter. For comparative purposes, the following discussion of local division results assumes the transfer pricing change and the transfer of the customer service and telemarketing organization occurred at the beginning of 2000. Adjusting for the transfer pricing change and this transfer, operating margin would have been 29.3% for the 2000 second quarter and 28.7% for the 2000 year-to-date period.

Net operating revenues increased 3% in the 2001 second quarter and year-to-date periods from the same 2000 periods. These increases mainly reflect increased special access service revenues and increased sales of network-based services such as Caller ID and Call Waiting. Sales of network-based services increased due to strong demand for bundled services which combine local service, network-based features and long distance calling. The local division ended the 2001 second quarter with approximately 8.3 million switched access lines, a 1% increase during the past 12 months. Access line growth was impacted by a slower economy, increases in subscriber line prices and wireless, cable and DSL substitution. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, access lines grew 17% during the past 12 months. This growth reflects many business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 4% in the 2001 second quarter and 5% in the 2001 year-to-date period from the same 2000 periods because of continued demand for network-based services, as well as increased equipment maintenance and private line revenues.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 2% in the 2001 second quarter and remained flat in the 2001 year-to-date period compared to the same 2000 periods. Strong growth in special access services in the 2001 second quarter and year-to-date periods was largely offset by a 3% decline in minutes of use and FCC-mandated access rate reductions which took effect in July 2000.

Long Distance Revenues

Long distance revenues are mainly derived from providing consumer long distance services to customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues decreased 1% in the 2001 second quarter and increased 4% in the 2001 year-to-date period from the same 2000 periods. In the 2001 year-to-date period, sales of consumer long distance services increased reflecting the success of bundled services, but were largely offset by a decline in intra-LATA long distance services. In the 2001 second quarter, increased sales of consumer long distance service were more than offset by a decline in intra-LATA long distance services.

Other Revenues

Other revenues increased 3% in the 2001 second quarter and 7% in the 2001 year-to-date period from the same 2000 periods mainly because of an increase in collocation revenues. Equipment sales were flat in the 2001 second quarter and increased 3% in the 2001 year-to-date period compared to the same 2000 periods.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 3% in the 2001 second quarter and 5% in the 2001 year-to-date period compared to the same 2000 periods due to increased reciprocal compensation costs resulting from calling traffic exchanged with wireless and competitive local exchange carriers, increased access costs associated with consumer long distance revenues and increased costs of equipment sales. Costs of services and products were 31.2% of net operating revenues in the 2001 second quarter and 31.6% in the 2001 year-to-date period compared to 31.2% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense increased 4% in the 2001 second quarter and 3% in the 2001 year-to-date period compared to the same 2000 periods mainly due to an increase in bad debt expense related to retail and wholesale customer accounts. SG&A expense was 21.1% of net operating revenues in the 2001 second quarter and 21.4% in the 2001 year-to-date period compared to 20.7% and 21.4% for the same periods a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 3% in the 2001 second quarter and 1% in the 2001 year-to-date period compared to the same 2000 periods reflecting an increase to the depreciable lives for certain assets partly offset by higher property balances. Depreciation and amortization expense was 17.7% of net operating revenues in the 2001 second quarter and 17.9% in the 2001 year-to-date period compared to 18.8% and 18.7% for the same periods a year ago.


Product Distribution and Directory Publishing Businesses

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues                        $        474      $       471       $       3               0.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      344              359             (15)             (4.2)%
   Selling, general and administrative                  46               40               6              15.0%
   Depreciation and amortization                         5                4               1              25.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                               395              403              (8)             (2.0)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         79      $        68       $      11              16.2%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      16.7%            14.4%
                                              --- ------------- -- --------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues                        $        968      $       932       $      36               3.9%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      708              710              (2)             (0.3)%
   Selling, general and administrative                  94               79              15              19.0%
   Depreciation and amortization                         9                8               1              12.5%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                               811              797              14               1.8%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        157      $       135       $      22              16.3%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      16.2%            14.5%
                                              --- ------------- -- --------------


Net operating revenues increased 1% in the 2001 second quarter and 4% in the 2001 year-to-date period compared to the same 2000 periods. Nonaffiliated revenues accounted for approximately 60% of revenues in both the 2001 and 2000 second quarters and year-to-date periods. Nonaffiliated revenues decreased 8% in the 2001 second quarter and 3% in the 2001 year-to-date period compared to the same 2000 periods reflecting an industry slow down in capital spending, partly offset by increased revenues due to the consolidation of a directory publishing partnership. Beginning in the 2000 third quarter, the directory publishing partnership, previously accounted for as an equity method investment, was fully consolidated due to a restructuring in the partnership, which resulted in transfer of control to Sprint. Affiliated revenues increased 15% in the 2001 second quarter and 16% in the 2001 year-to-date period compared to the same 2000 periods reflecting a change in the mix of the local division's capital program to more network equipment and components. In the 2000 second quarter and year-to-date periods, affiliate sales were lower because the local division generally purchased electronics and software directly from manufacturers.

Operating expenses decreased 2% in the 2001 second quarter and increased 2% in the 2001 year-to-date period compared to the same 2000 periods. The decrease in the 2001 second quarter reflects decreased costs of services and products due to a decline in equipment sales, partly offset by increased costs of services and products and SG&A expense due to the consolidation of the directory publishing partnership. The increase in the 2001 year-to-date period reflects an increase of SG&A expense due to the consolidation of the directory publishing partnership.

PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    2,264       $    1,476        $       788            53.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,161              937                224            23.9%
   Selling, general and administrative                612              528                 84            15.9%
   Depreciation and amortization                      548              456                 92            20.2%
   Merger related costs                                 -               24                (24)         (100.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            2,321            1,945                376            19.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (57)      $     (469)       $       412            87.8%
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation and
   amortization and merger related costs       $      491       $       11        $       480             NM
                                               -- ------------- -- -------------- -- -------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    4,315       $    2,696        $     1,619            60.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   2,295            1,831                464            25.3%
   Selling, general and administrative              1,276            1,035                241            23.3%
   Depreciation and amortization                    1,083              877                206            23.5%
   Merger related costs                                 -               24                (24)         (100.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            4,654            3,767                887            23.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $     (339)      $   (1,071)       $       732            68.3%
                                               -- ------------- -- -------------- -- -------------

Operating income (loss) before depreciation
   and amortization and merger related costs   $      744       $     (170)       $       914             NM
                                               -- ------------- -- -------------- -- -------------

NM = Not meaningful

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 23% of net operating revenues in the 2001 second quarter and year-to-date periods. These revenues were 24% of net operating revenues in the 2000 second quarter and year-to-date periods.


Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Customers (millions)                                   11.2              7.4               11.2               7.4
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          61     $         59      $        60      $          58
                                              --- ------------- -- -------------- -- ------------- --- -------------
Customer churn rate                                     2.2%             2.6%               2.3%              2.7%
                                              --- ------------- -- -------------- -- ------------- --- -------------

The PCS Group's net operating revenues include subscriber revenues and sales of handsets and accessory equipment. Subscriber revenues consist of monthly recurring charges, usage charges and activation fees. Subscriber revenues increased 63% in the 2001 second quarter and 69% in the 2001 year-to-date period from the same 2000 periods mainly reflecting an increase in the average number of customers and an increase in ARPU.

In the second quarter of 2001, the PCS Group began reporting contract cancellation fees on a net basis, reducing reported ARPU by about $2 in the 2001 second quarter and reducing reported monthly cash costs per user (CCPU) by a corresponding amount. ARPU on a proforma restated basis would be $62 for the 2001 second quarter and $59 in the 2001 first quarter and year-to-date periods and the 2000 second quarter, and $58 in the 2000 year-to-date period. Before reporting contract cancellation fees on a net basis, ARPU was $63 for the 2001 second quarter and $61 in the year to date period, compared to $60 in the 2001 first quarter, $59 in the 2000 second quarter and $58 in the 2000 year-to-date period. The improvement in ARPU was mainly due to customers subscribing to higher usage service plans.

The PCS Group added 843,000 customers in the 2001 second quarter ending the period with nearly 11.2 million customers compared to 7.4 million customers at the end of the 2000 second quarter. Although the companies that the PCS Group serves on a wholesale basis reported a decline of 11,000 customers for the quarter, wholesale revenues increased from the 2001 first quarter. The PCS Group affiliates added approximately 220,000 customers for the 2001 second quarter bringing the total number of customers added in the quarter by the PCS Group and its affiliates to nearly 1.1 million and over 12.8 million total customers served on the PCS network.

In the 2001 second quarter, the customer churn rate improved reflecting expanded network coverage, increased percentage of customers under contract and the success of several customer retention initiatives.

Revenues from sales of handsets and accessories were approximately 10% of net operating revenues in the 2001 second quarter and year-to-date period. These revenues as a percentage of net operating revenues were approximately 15% in the 2000 second quarter and year-to-date period. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Operating Expenses

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Acquisition costs per gross customer
   addition (CPGA)                            $       340       $      350        $       350      $        370
                                              --- ------------- -- -------------- -- ------------- --- -------------
Monthly cash costs per user                   $        32       $       35        $        33      $         36
                                              --- ------------- -- -------------- -- ------------- --- -------------

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 24% in the 2001 second quarter and 25% in the 2001 year-to-date period from the same 2000 periods reflecting an increase in the average number of customers and expanded market coverage.

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 16% in the 2001 second quarter and 23% in the 2001 year-to-date period from the same 2000 periods reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

CPGA, including equipment subsidies and marketing costs, have improved approximately 3% in the 2001 second quarter and 6% in the 2001 year-to-date period from the same 2000 periods. Lower equipment and marketing and selling costs have contributed to the improvement.

CCPU consists of costs of service revenues, service delivery and other general and administrative costs. Reporting contract cancellations fees on a net basis impacted 2001 second quarter reported CCPU by approximately $2. CCPU on a proforma restated basis would be $33 in both the first and second quarters of 2001 and $32 for the year-to-date period, compared to $35 for the 2000 second quarter and $36 for the 2000 year-to-date period. Before reporting these fees on a net basis, CCPU was $34 in the 2001 first and second quarters and in the year-to-date period, compared to $35 in the 2000 second quarter and $36 in the 2000 year-to-date period.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce, which are being amortized over 30 months to 40 years.


Depreciation and amortization expense increased 20% in the 2001 second quarter and 23% in the 2001 year-to-date period from the same 2000 periods mainly reflecting depreciation of the network assets placed in service during 2001 and 2000. Additionally, depreciation of certain network assets was increased in the 2001 second quarter to reflect the accelerated replacement of the assets to accommodate network technology upgrades. In May 2001, a significant portion of the value assigned to acquired customer base became fully amortized which caused a $24 million decrease in 2001 amortization expense compared to 2000.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 6.9% in the 2001 second quarter and year-to-date period, 6.8% in the 2000 second quarter and 6.9% in the 2000 year-to-date period. Interest costs on short-term borrowings classified as long-term debt, deferred compensation plans and customer deposits have been excluded so as not to distort the effective interest rate on long-term debt.


Other Income (Expense), Net

Other income (expense) consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $         8       $        4        $        17      $         11
Equity in net losses of affiliates                    (28)             (36)               (73)              (61)
Net gains (losses) from investments                    (2)              (3)                (2)               23
Gains on sales of assets                                -               51                 10                79
Other, net                                              -               (3)                 6               (11)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $       (22)      $       13        $       (42)     $         41
                                              --- ------------- -- -------------- -- ------------- --- -------------

Dividend and interest income for both the 2001 and 2000 second quarter and year-to-date periods reflect dividends earned on cost method investments and interest earned on temporary investments.

In the 2001 second quarter and year-to-date period, investments accounted for using the equity method consisted primarily of the FON Group's investments in Intelig, a long distance operation in Brazil, the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico, and other strategic investments. In the 2000 second quarter, investments accounted for using the equity method included the FON Group's investments in EarthLink, Inc., an Internet service provider, Call-Net, a long distance provider in Canada, and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V.

Net gains from investments in the 2000 year-to-date period mainly include a gain associated with equity securities used to retire debt instruments offset by net losses on miscellaneous investment activities.

Gains on sales of assets in the 2000 second quarter and year-to-date period mainly include the sale of an independent directory publishing operation and the sale of PCS network infrastructure and the right to manage customers.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                          June 30,    December 31,
                            2001          2000
-----------------------------------------------------
                               (millions)
FON Group            $     24,599    $     23,649
PCS Group                  20,585          19,763
Intergroup
   eliminations              (600)           (811)
-----------------------------------------------------

Consolidated assets  $     44,584    $     42,601
                     --------------------------------


Sprint's consolidated assets increased $2 billion in the 2001 year-to-date period. Net property, plant and equipment increased $2.3 billion reflecting capital expenditures to support the PCS network build-out and expansion, the build-out of the Internet protocol network, long distance and local network enhancements, and Sprint ION development and hardware deployment, partly offset by depreciation and network asset sales. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

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

Operating Activities

                                 Year-to-Date
                                   June 30,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $    1,776     $     1,615
PCS Group                    (154)            294
------------------------------------------------------

Cash flows provided
   by operating
   activities          $    1,622     $     1,909
                       -------------------------------


In the 2001 year-to-date period, operating cash flows decreased $287 million from the same 2000 period. This was primarily driven by the PCS Group's increased working capital requirements partly offset by its improved operating results. The FON Group increased operating cash flows through decreased working capital requirements partly offset by a decline in operating results.

Investing Activities

                                 Year-to-Date
                                   June 30,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $   (2,586)    $      (945)
PCS Group                  (1,686)         (1,467)
------------------------------------------------------

Cash flows used by
   investing
   activities          $   (4,272)    $    (2,412)
                       -------------------------------

The FON Group's capital expenditures totaled $2.6 billion in the 2001 year-to-date period and $1.8 billion in the same 2000 period. Global markets division capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services, upgrade capabilities for providing new products and services and to continue development and hardware deployment of Sprint ION. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus. PCS Group capital expenditures were $1.7 billion in the 2001 year-to-date period and $1.4 billion in the same 2000 period. Capital expenditures in both years were mainly for the continued buildout and expansion of the PCS network.

In February 2000, Sprint received $1.4 billion from the sale of its interest in Global One. The proceeds were used to repay existing debt and fund the PCS Group's capital expenditures.

"Investments in and loans to affiliates, net" consisted mainly of Sprint's investments in EarthLink, Intelig and Pegaso.

Financing Activities

                                 Year-to-Date
                                   June 30,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $      728     $      (660)
PCS Group                   1,859           1,242
------------------------------------------------------

Cash flows provided
   by financing
   activities          $    2,587     $       582
                       -------------------------------


Financing activities mainly reflect net borrowings of $2.8 billion in the 2001 year-to-date period and $508 million in the 2000 year-to-date period.

Sprint paid cash dividends of $226 million in the 2001 year-to-date period and $221 million in the 2000 year-to-date period. Additionally, Sprint received $203 million from the issuance of common stock in the 2000 year-to-date period.

Capital Requirements

Sprint's 2001 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to be $9.7 to $10 billion. FON Group capital expenditures are expected to be $5.9 billion, and PCS Group capital expenditures are expected to be between $3.3 and $3.5 billion. Investments in affiliates are expected to be between $450 and $550 million. Dividend payments are expected to approximate $455 million in 2001.

Sprint's tax sharing agreement provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this agreement because of expected PCS Group losses.

The tax sharing agreement applies to tax years ending on or before December 31,2001. For periods after December 31, 2001, Sprint's Board of Directors will adopt a tax sharing arrangement that will be designed to continue to allocate tax benefits and burdens fairly between the FON Group and the PCS Group.

Liquidity

In order to fund the capital requirements detailed in the previous section, about $5 billion of external funding is needed. In January 2001, Sprint issued $2.4 billion of debt securities. See Note 5 of Condensed Notes to Consolidated Financial Statements for more details on this issuance. Additionally, in August 2001, Sprint issued $488 million of PCS common stock and $1.7 billion of equity units yielding 7.125%, which consist of a 3-year forward purchase agreement to purchase PCS common stock and a 5-year senior note. Sprint is evaluating alternatives for the remaining funds needed.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $6.7 billion at the end of June 2001 under the most restrictive of its debt covenants.

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


Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at June 30, 2001 or results of operations or cash flows for the quarter ended June 30, 2001. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 63% of Sprint's debt at June 30, 2001 is fixed rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 75 basis point change in interest rates would have a $51 million pre-tax impact on the income statement and cash flows at June 30, 2001. While Sprint's variable rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's 2001 long-term debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its net foreign currency payable related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $7 million at June 30, 2001. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $1 million.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 2001.

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

          On May 11, 2001, Sprint issued to employees options to purchase approximately 16.2 million shares of FON Stock and 13.1 million shares of PCS Stock as replacements for options to purchase the same number of shares that were cancelled in November 2000. The exercise price of the newly granted options for FON Stock is $21.925 per share and the exercise price of the options for PCS Stock is $24.585 per share. The exercise prices were based on the average of the high and low trading price per share of the respective stocks on the date the options were granted. The options vest at varying times.

          The issuance of options as replacements for cancelled options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of that Act. No commission or other remuneration was paid or given directly or indirectly to the employees in connection with the exchange. The shares issuable upon exercise of the options have been registered with the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities

          There were no reportable events during the quarter ended June 30, 2001.

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


Item 5.  Other Information

          Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

          Sprint's ratio of earnings to fixed charges was 1.19 in the 2001 second quarter and 1.03 in the 2001 year-to-date period. Sprint's ratio of earnings to combined fixed charges and preferred stock dividends was 1.18 in the 2001 second quarter and 1.02 in the 2001 year-to-date period. Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $100 million in the 2000 second quarter and $172 million in the 2000 year-to-date period. Sprint's earnings, as adjusted, were inadequate to cover combined fixed charges and preferred stock dividends by $102 million in the 2000 second quarter and $177 million in the 2000 year-to-date period. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. The ratio of earnings to combined fixed charges and preferred stock dividends was computed by dividing the sum of fixed charges and the pre-tax cost of preferred stock dividends into the sum of earnings, after certain adjustments, and fixed charges. Earnings include loss from continuing operations before income taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

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

          (10) Executive Compensation Plans and Arrangements:

               (a)  Amendment  No. 1 to  Special  Compensation  and  Non-Compete
                    Agreement   between  Sprint   Corporation  and  one  of  its
                    Executive Officers, amending a Special Compensation and Non-Compete Agreement filed as part of Exhibit 10(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which Special Compensation and Non-Compete Agreement is incorporated herein by reference.

          (12) Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

          (99) Supplemental Information

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

          Sprint filed a Current Report on Form 8-K dated May 15, 2001 in which it reported that it had announced revised performance expectations for the quarter ended June 30, 2001 and the year ended December 31, 2001 for its FON Group operations.

          Sprint filed a Current Report on Form 8-K dated July 19, 2001 in which it reported that it had announced second quarter 2001 results.

          The news release regarding second quarter 2001 results, which was included in the Current Report, included the following financial information:

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Selected Operating Results
              Sprint Corporation PCS Group Net Customer Additions

          Sprint filed Current Reports on Form 8-K dated August 6, 2001 and August 8, 2001 to file with the Securities and Exchange Commission certain items to be incorporated by reference in Sprint's registration statement relating to the sale of PCS common stock and equity units.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             SPRINT CORPORATION
                                             -----------------------------------
                                             (Registrant)





                                      By     /s/  John P. Meyer
                                             -----------------------------------
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  August 13, 2001