Form 10-Q
period 2001-09-30
SPRINT CORP
filed 2001-11-13
CIK 101830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                       1-04721
                       ---------------------------------------------------------

                               SPRINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              KANSAS                                      48-0457967
----------------------------------------       ---------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                      Identification No.)


  P.O. Box 11315, Kansas City, Missouri                       64112
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (913) 624-3000
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


Yes     X       No
    ---------      ---------
                 COMMON SHARES OUTSTANDING AT OCTOBER 31, 2001:
                      FON COMMON STOCK      888,392,279
                      PCS COMMON STOCK      985,694,314
                      CLASS A COMMON STOCK   86,236,036


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             5
                      Consolidated Balance Sheets                                                        9
                      Consolidated Statements of Cash Flows                                              13
                      Consolidated Statement of Shareholders' Equity                                     15
                      Condensed Notes to Consolidated Financial Statements                               16

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            26

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         40

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  41

             Item 2.  Changes in Securities                                                              41

             Item 3.  Defaults Upon Senior Securities                                                    41

             Item 4.  Submission of Matters to a Vote of Security Holders                                41

             Item 5.  Other Information                                                                  41

             Item 6.  Exhibits and Reports on Form 8-K                                                   41

Signature                                                                                                44

Exhibits

(12)     Computation of Ratios of Earnings to Fixed Charges and Earnings to
                     Combined Fixed Charges and Preferred Stock Dividends

             (99)   Supplementary Information


                  (a)  Annex I - FON Group Combined Financial Information

                  (b)  Annex II - PCS Group Combined Financial Information


                                                                         Part I.
                                                                         Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended September 30,                                                             2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,715     $       6,040
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,442             2,935
   Selling, general and administrative                                                   1,805             1,686
   Depreciation                                                                          1,096               908
   Amortization                                                                             66               154
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              6,409             5,683
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    306               357

Interest expense                                                                          (290)             (233)
Other expense, net                                                                         (95)              (89)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) before income taxes                                                          (79)               35
Income tax benefit (expense)                                                               (55)              (41)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                         (134)               (6)

Preferred stock dividends (paid) received                                                   (1)               (3)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) applicable to
   common stock                                                                   $       (135)    $          (9)
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


DIVIDENDS PER COMMON SHARE
















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (180)     $       (111)        $       4,244     $      4,444         $      2,651     $       1,707
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (180)             (111)                2,106            2,064                1,516               982
             -                 -                 1,072            1,083                  733               603
             -                 -                   638              556                  458               352
             -                 -                     6               17                   60               137
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (180)             (111)                3,822            3,720                2,767             2,074
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   422              724                 (116)             (367)

             4                 4                   (13)              (8)                (281)             (229)
            (4)               (4)                  (56)             (84)                 (35)               (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   353              632                 (432)             (597)
             -                 -                  (199)            (248)                 144               207
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   154              384                 (288)             (390)

             -                 -                     2                1                   (3)               (4)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


$            -      $          -         $         156     $        385         $       (291)    $        (394)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.18     $       0.43         $     (0.29)     $       (0.41)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 889.6            890.8               993.0               971.3
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.18     $       0.44         $     (0.29)     $       (0.41)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 887.2            884.2               993.0               971.3
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $     0.125       $     0.125          $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Year-to-Date September 30,                                                               2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $     19,415     $      17,390
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        9,648             8,541
   Selling, general and administrative                                                   5,334             4,992
   Depreciation                                                                          3,124             2,581
   Amortization                                                                            322               454
   Merger related costs                                                                      -               187
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                             18,428            16,755
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    987               635

Interest expense                                                                          (907)             (717)
Other income (expense), net                                                               (137)              (48)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations
   before income taxes                                                                     (57)             (130)
Income tax benefit (expense)                                                              (111)              (32)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                  (168)             (162)
Discontinued operation, net                                                                  -               675
Extraordinary items, net                                                                    (1)               (3)
Cumulative effect of changes in
   accounting principles, net                                                                2                (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                         (167)              508

Preferred stock dividends (paid) received                                                   (5)               (6)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) applicable to
   common stock                                                                   $       (172)    $         502
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

Total

Diluted weighted average common shares

Basic Earnings (Loss) per Common Share
Continuing operations
Discontinued operation
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total
Basic weighted average common shares

DIVIDENDS PER COMMON SHARE





                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (463)     $       (307)        $      12,912     $     13,294         $      6,966     $       4,403
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (463)             (307)                6,300            6,035                3,811             2,813
             -                 -                 3,325            3,354                2,009             1,638
             -                 -                 1,827            1,618                1,297               963
             -                 -                    18               51                  304               403
             -                 -                     -              163                    -                24
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (463)             (307)               11,470           11,221                7,421             5,841
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                 1,442            2,073                 (455)           (1,438)

            15                14                   (56)             (58)                (866)             (673)
           (15)              (14)                  (52)             (50)                 (70)               16
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                 1,334            1,965               (1,391)           (2,095)
             -                 -                  (574)            (771)                 463               739
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   760            1,194                 (928)           (1,356)
             -                 -                     -              675                    -                 -
             -                 -                    (1)               -                    -                (3)

             -                 -                     -               (2)                   2                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   759            1,867                 (926)           (1,359)

             -                 -                     5                5                  (10)              (11)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


$            -      $          -         $         764     $      1,872         $       (936)    $      (1,370)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.86     $       1.34         $     (0.95)     $       (1.42)
                                                     -             0.75                    -                  -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.86     $       2.09         $     (0.95)     $       (1.42)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 888.3            894.5               983.7               963.5
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.86     $       1.36         $     (0.95)     $       (1.42)
                                                     -             0.77                    -                  -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.86     $       2.13         $     (0.95)     $       (1.42)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 886.3            879.8               983.7               963.5
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.375    $       0.375        $          -     $            -
                                         --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Quarters Ended September 30,                                                             2001              2000
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $      (134)     $         (6)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                        (22)                5
   Income tax benefit (expense)                                                             8                (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
   Net unrealized holding gains (losses) on
     securities                                                                           (14)                3
   Reclassification adjustment for gains
     included in net income (loss)                                                        (15)               (8)
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Total net unrealized holding gains (losses)
   on securities                                                                          (29)               (5)

   Foreign currency translation adjustments                                                (5)                1
   Reclassification adjustment for losses
     included in net income (loss)                                                         31                 -
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Total foreign currency translation adjustments                                             26                 1

Net unrealized losses on qualifying
   cash flow hedges                                                                        (2)                -
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                    (5)               (4)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $      (139)     $        (10)
                                                                                  -- ------------- --- -------------






























                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        154      $       384          $      (288)     $       (390)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             4                (3)                 (26)               6                    -                 2
            (2)                1                   10               (2)                   -                (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             2                (2)                 (16)               4                    -                 1

             -                 -                  (15)               -                    -                (8)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             2                (2)                 (31)               4                    -                (7)

             -                 -                   (5)               -                    -                 1

             -                 -                   31                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                   26                -                    -                 1


             -                 -                   (2)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             2                (2)                  (7)               4                    -                (6)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            2      $         (2)        $        147      $       388          $      (288)     $       (396)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

































CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (continued)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Year-to-Date September 30,                                                               2001              2000
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $      (167)     $        508
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                          6               (28)
   Income tax benefit (expense)                                                            (2)               10
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
   Net unrealized holding gains (losses) on
     securities during the period                                                           4               (18)
   Reclassification adjustment for gains
     included in net income (loss)                                                        (15)              (40)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total net unrealized holding gains (losses)
   on securities                                                                          (11)              (58)

   Foreign currency translation adjustments                                               (17)                4
   Reclassification adjustment of losses
     included in net income (loss)                                                         31                 -
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Total foreign currency translation adjustments                                             14                 4

Net unrealized losses on qualifying
   cash flow hedges                                                                        (8)                -
Cumulative effect of change in
   accounting principle                                                                    (9)                -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                   (14)              (54)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $      (181)     $        454
                                                                                  -- ------------- --- -------------




























                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        759      $     1,867          $      (926)     $     (1,359)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             8                 -                   (2)             (33)                   -                 5
            (3)                -                    1               12                    -                (2)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             5                 -                   (1)             (21)                   -                 3

             -                 -                  (15)             (32)                   -                (8)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             5                 -                  (16)             (53)                   -                (5)

             -                 -                  (16)               -                   (1)                4

             -                 -                   31                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                   15                -                   (1)                4


             -                 -                   (8)               -                    -                 -

             -                 -                   (9)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             5                 -                  (18)             (53)                  (1)               (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            5      $          -         $        741      $     1,814          $      (927)     $     (1,360)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------































CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,     December 31,
                                                                                            2001             2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $          205    $          239
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $471 and $389                                                                         4,230             4,028
       Inventories                                                                                638               949
       Prepaid expenses                                                                           424               366
       Current tax benefit receivable from the FON Group                                            -                 -
       Receivables from the PCS Group                                                               -                 -
       Other                                                                                      345               391
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     5,842             5,973

     Property, plant and equipment
       FON Group                                                                               34,454            30,998
       PCS Group                                                                               14,161            12,117
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     48,615            43,115
       Accumulated depreciation                                                               (19,664)          (17,799)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       28,951            25,316

     Investments in and loans to affiliates                                                       275               607

     Intangible assets
        Goodwill                                                                                5,432             5,425
        PCS licenses                                                                            3,059             3,059
        PCS customer base                                                                         746               747
        PCS microwave relocation costs                                                            388               411
        Other intangibles                                                                         434               430
-------------------------------------------------------------------------------------------------------------------------
        Total intangible assets                                                                10,059            10,072
        Accumulated amortization                                                               (1,450)           (1,134)
-------------------------------------------------------------------------------------------------------------------------
        Net intangible assets                                                                   8,609             8,938

     Other assets                                                                               1,894             1,767
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       45,571    $       42,601
                                                                                      -----------------------------------




















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
     September 30,     December 31,         September 30,    December 31,         September 30,     December 31,
         2001              2000                 2001             2000                 2001              2000
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $        64      $       122          $        141      $        117

             -                 -                2,863            3,126                 1,367               902
             -                 -                  371              434                   267               515
             -                 -                  289              276                   135                90
             -               (26)                   -                -                     -                26
          (443)             (361)                 443              361                     -                 -
             -                (2)                 193              193                   152               200
----------------------------------------    -------------------------------    -----------------------------------
          (443)             (389)               4,223            4,512                 2,062             1,850


             -                 -               34,454           30,998                     -                 -
             -                 -                    -                -                14,161            12,117
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               34,454           30,998                14,161            12,117
           (47)              (39)             (16,550)         (15,165)               (3,067)           (2,595)
-------------------------------------   -----------------------------------    -----------------------------------
           (47)              (39)              17,904           15,833                11,094             9,522

          (279)             (383)                 415              842                   139               148


             -                 -                  879              877                 4,553             4,548
             -                 -                    -                -                 3,059             3,059
             -                 -                    -                -                   746               747
             -                 -                    -                -                   388               411
             -                 -                  390              384                    44                46
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,269            1,261                 8,790             8,811
             -                 -                  (75)             (57)               (1,375)           (1,077)
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,194            1,204                 7,415             7,734

             -                 -                1,220            1,258                   674               509
-------------------------------------   -----------------------------------    -----------------------------------


   $      (769)      $      (811)         $    24,956      $    23,649          $     21,384      $     19,763
-------------------------------------   -----------------------------------    -----------------------------------
























CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,     December 31,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings including current maturities of long-term debt             $       4,548    $       1,205
       Accounts payable                                                                         1,597            2,285
       Construction obligations                                                                   737              997
       Accrued interconnection costs                                                              605              547
       Accrued taxes                                                                              503              440
       Advance billings                                                                           733              607
       Payroll and employee benefits                                                              491              498
       Accrued interest                                                                           424              255
       Payables to the FON Group                                                                    -                -
       Other                                                                                    1,341            1,134
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                               10,979            7,968

     Noncurrent liabilities
       Long-term debt and capital lease obligations                                            15,434           17,514
       Equity unit notes                                                                        1,725                -
       Deferred income taxes and investment tax credits                                         1,620            1,360
       Postretirement and other benefit obligations                                               957            1,077
       Other                                                                                      719              710
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            20,455           20,661

     Redeemable preferred stock                                                                   256              256

     Shareholders' equity
       Common stock
         Class A FT common stock, par value $0.50 and $2.50 per share, 100.0 shares
            authorized, 43.1 shares issued and outstanding                                         22              108
         Class A DT common stock, par value $0.01 and $2.50 per share, 100.0 shares
            authorized, 43.1 shares issued and outstanding                                          -              108
         FON, par value $2.00 per share, 4,200.0 shares authorized, 887.5 and 798.8
            shares issued and 887.5 and 798.4 shares outstanding                                1,775            1,598
         PCS, par value $1.00 per share, 4,600.0 and 2,350.0  shares authorized,
            983.6 and 933.1 shares issued and outstanding                                         984              933
       Capital in excess of par or stated value                                                10,006            9,380
       Retained earnings                                                                        1,087            1,578
       Treasury stock, at cost, 0.0 and 0.4 shares                                                  -              (10)
       Accumulated other comprehensive income                                                       7               21
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,881           13,716
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      45,571    $      42,601
                                                                                      -----------------------------------









                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
   September 30,      December 31,       September 30,       December 31,       September 30,      December 31,
       2001               2000               2001                2000               2001               2000
------------------------------------    -----------------------------------   -----------------------------------
    (Unaudited)                           (Unaudited)                            (Unaudited)


   $      (113)     $       (65)         $     2,361       $     1,026          $     2,300      $        244
             -                -                  972             1,598                  625               687
             -                -                    -                 -                  737               997
             -                -                  605               547                    -                 -
            (1)             (27)                 279               264                  225               203
             -                -                  514               462                  219               145
             -                -                  387               377                  104               121
             -                -                  118               136                  306               119
          (319)            (296)                   -                 -                  319               296
           (46)             (40)                 687               594                  700               580
------------------------------------    -----------------------------------   -----------------------------------
          (479)            (428)               5,923             5,004                5,535             3,392


             -             (104)               3,351             3,482               12,083            14,136
             -                -                    -                 -                1,725                 -
            (4)              (6)               1,624             1,276                    -                90
             -                -                  957             1,077                    -                 -
             2                -                  392               457                  325               253
------------------------------------    -----------------------------------   -----------------------------------
            (2)            (110)               6,324             6,292               14,133            14,479

          (280)            (280)                  10                10                  526               526




            22              108                    -                 -                    -                 -

             -              108                    -                 -                    -                 -

         1,775            1,598                    -                 -                    -                 -

           984              933                    -                 -                    -                 -
        10,006            9,380                    -                 -                    -                 -
         1,087            1,578                    -                 -                    -                 -
             -              (10)                   -                 -                    -                 -
             7               21                    -                 -                    -                 -
       (13,889)         (13,709)              12,699            12,343                1,190             1,366
------------------------------------    -----------------------------------   -----------------------------------

            (8)               7                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $      (769)     $      (811)         $    24,956       $    23,649          $    21,384      $     19,763
------------------------------------    -----------------------------------   -----------------------------------











CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                  Sprint Corporation
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------------------------
Year-to-Date September 30,                                                                 2001             2000
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $       (167)    $        508
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Discontinued operation, net                                                                 -             (675)
     Equity in net losses of affiliates                                                        144              197
     Depreciation and amortization                                                           3,446            3,035
     Deferred income taxes and investment tax credits                                          155                9
     Changes in assets and liabilities:
         Accounts receivable, net                                                             (202)            (424)
         Inventories and other current assets                                                  235              414
         Accounts payable and other current liabilities                                       (312)             (39)
         Current tax benefit receivable from the FON Group                                       -                -
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                               (113)              24
     Other, net                                                                                (40)            (135)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided by operating activities                                                    3,146            2,914
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Investing Activities

Capital expenditures                                                                        (6,760)          (4,765)
Investments in and loans to affiliates, net                                                    (61)            (882)
Proceeds from sales of assets                                                                  286              255
Other, net                                                                                      33              (10)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by continuing operations                                                      (6,502)          (5,402)
Proceeds from sale of investment in Global One                                                   -            1,403
------------------------------------------------------------------------------------ --- ------------- -- -------------

Net cash used by investing activities                                                       (6,502)          (3,999)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Financing Activities

Proceeds from debt                                                                           4,877            2,411
Payments on debt                                                                            (3,620)          (1,244)
Proceeds from equity units                                                                   1,725                -
Proceeds from common stock issued                                                              605              264
Dividends paid                                                                                (340)            (333)
Other, net                                                                                      75               86
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by financing activities                                             3,322            1,184
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    (34)              99
Cash and Equivalents at Beginning of Period                                                    239              120
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $        205     $        219
                                                                                     --- ------------- -- -------------





                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2001              2000                 2001             2000                 2001              2000
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $       759      $     1,867          $      (926)      $    (1,359)


             -                 -                    -             (675)                   -                 -
             -                 -                   64              166                   80                31
             -                 -                1,845            1,669                1,601             1,366
             -                 -                  384              456                 (229)             (447)

             -                 -                  263             (228)                (465)             (196)
            (2)              411                   33               51                  204               (48)
            28              (118)                (420)            (212)                  80               291
           (26)             (293)                   -                -                   26               293
             -                 -                  (11)            (258)                  11               258
             2                 -                 (160)             (39)                  45                63
            (2)                -                    4             (106)                 (42)              (29)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                2,761            2,691                  385               223
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -               (3,899)          (2,655)              (2,861)           (2,110)
             -                 -                  (32)            (681)                 (29)             (201)
             -                 -                  249               51                   37               204
             -               (17)                  33               18                    -               (11)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -               (17)              (3,649)          (3,267)              (2,853)           (2,118)
             -                 -                    -            1,403                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -               (17)              (3,649)          (1,864)              (2,853)           (2,118)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                1,554              340                3,323             2,071
             -                 -                 (292)            (844)              (3,328)             (400)
             -                 -                    -                -                1,725                 -
             -                 -                   22              156                  583               108
             -                 -                 (329)            (322)                 (11)              (11)
             -                17                 (125)            (132)                 200               201
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                17                  830             (802)               2,492             1,969
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (58)              25                   24                74
             -                 -                  122              104                  117                16
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $        64      $       129          $       141       $        90
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------









CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                          Sprint Corporation
(millions)
-----------------------------------------------------------------------------------------------------------------------
Year-to-Date September 30, 2001
-----------------------------------------------------------------------------------------------------------------------

                                                                      Capital
                        Class A    Class A      FON        PCS       In Excess
                        FT         DT          Common     Common     of Par or   Retained   Treasury
                        common     common      Stock      Stock       Stated     Earnings   Stock    Other    Total
                         stock       stock                            Value
-----------------------------------------------------------------------------------------------------------------------
Beginning 2001 balance $   108    $   108    $ 1,598   $    933    $   9,380    $  1,578   $  (10)  $  21   $ 13,716
Net loss                     -          -          -          -            -        (167)       -       -       (167)
FON common stock
   dividends                 -          -          -          -             -       (322)       -       -       (322)
Class A common stock
   dividends                 -          -          -          -            -         (11)       -       -        (11)
PCS preferred stock
   dividends                 -          -          -          -            -          (5)       -       -         (5)
Conversion of FON
   common stock
   underlying Class A
   common stock            (86)       (86)       172          -            -           -        -       -          -
Conversion of PCS
   common stock
   underlying Class A
   common stock              -        (21)         -         21            -           -        -       -          -
FON Series 1 common
   stock issued              -          -          5          -            57          -        -       -         62
PCS Series 1 common
   stock issued              -          -          -         30           626          -        -       -        656
Treasury stock issued        -          -          -          -            -          (2)      10       -          8
Present value of
   purchase contract
   adjustment payments       -          -          -          -          (53)          -        -       -        (53)
Tax benefit from stock
   compensation              -          -          -          -            8           -        -       -          8
Other, net                   -         (1)         -          -          (12)         16        -     (14)       (11)
-----------------------------------------------------------------------------------------------------------------------

September 2001 balance $    22    $     -    $ 1,775   $    984    $  10,006    $  1,087   $    -   $   7   $ 13,881
                      -------------------------------------------------------------------------------------------------


Shares Outstanding
-------------------------------------------------------------------
Beginning 2001 balance
                            43.1       43.1      798.4      933.1
Conversion of FON
   common stock
   underlying Class A
   common stock              -          -         86.2        -
Conversion of PCS
   common stock
   underlying Class A
   common stock              -          -          -         21.2
FON Series 1 common
   stock issued              -          -          2.5        -
PCS Series 1 common
   stock issued              -          -          -         29.3
Treasury stock issued        -          -          0.4        -
                      ---------------------------------------------

September 2001 balance
                            43.1       43.1      887.5      983.6
                      ---------------------------------------------




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

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the assignment of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis. Allocated costs totaled approximately $132 million and $146 million in the 2001 and 2000 third quarters and $402 million and $462 million in the 2001 and 2000 year-to-date periods, respectively. The percentage of these costs allocated to the PCS Group were approximately 24% and 15% in the 2001 and 2000 third quarters and 21% and 14% in the 2001 and 2000 year-to-date periods, respectively, with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guaranty by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $79 million and $59 million in the 2001 and 2000 third quarters and $216 million and $175 million in the 2001 and 2000 year-to-date periods, respectively.

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

--------------------------------------------------------------------------------
2. Investments
--------------------------------------------------------------------------------

At the end of September 2001, investments accounted for using the equity method consisted primarily of the FON Group's investment in Intelig, a long distance operation in Brazil, and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., a wireless PCS operation in Mexico. In 2000, investments accounted for using the equity method also included the FON Group's investments in EarthLink, Inc., an Internet service provider, and Call-Net, a long-distance provider in Canada.

In the 2001 third quarter, Sprint completed an analysis of the valuation of its equity method investments that resulted in an $157 million write-down. This charge was included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:



                                                          Quarters Ended                      Year-to-Date
                                                           September 30,                      September 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Results of operations
   Net operating revenues                      $       157      $       655       $       507       $     1,699
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Operating loss                              $       (72)     $      (449)      $      (358)      $      (616)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Net loss                                    $      (191)     $      (453)      $      (499)      $      (815)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Equity in net losses of affiliates             $       (55)     $      (120)      $      (128)      $      (181)
                                              --- ------------- -- -------------- -- ------------- --- -------------

--------------------------------------------------------------------------------
3. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                       Year-to-Date
                                      September 30,
                                  -----------------------
                                      2001       2000
---------------------------------------------------------
                                        (millions)
Income tax benefit at the
   federal statutory rate         $    (20)  $   (46)
Effect of:
   State income taxes, net of
     federal income tax effect          23        13
   Equity in losses of foreign
     joint ventures                     28        38
   Goodwill amortization                35        38
   Write down of equity method
     investment                         55         -
   Other, net                          (10)      (11)
---------------------------------------------------------

Income tax expense                $    111   $    32
                                  -----------------------


--------------------------------------------------------------------------------
4.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

Accounting Standard

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement became effective for Sprint on January 1, 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

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

Sprint enters into interest rate swap agreements to minimize exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed rate.

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

Derivative Accounting under the Standard

The derivative instruments Sprint holds are interest rate swaps, stock warrants and foreign currency forward contracts. The interest rate swaps meet all the required criteria of SFAS No. 133 for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings upon adoption or during the life of the swap. The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. Forward contracts held during the period are not designated as hedges and, accordingly, not affected by the adoption of SFAS No. 133.

Upon adoption of SFAS No. 133, Sprint recorded a cumulative adjustment to net income of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The $2 million cumulative adjustment was due to recognizing the fair value of the stock warrants that are not designated as hedging instruments and is recorded in "Cumulative effect of changes in accounting principles, net" in Sprint's Consolidated Statements of Operations. The reduction in other comprehensive income results from recognizing the fair value of cash flow hedges and is recorded in "Cumulative effect of change in accounting principle" in Sprint's Consolidated Statements of Comprehensive Income (Loss). The net derivative losses included in other comprehensive income as of January 1, 2001 are not expected to be reclassified into earnings within the next 12-month period because Sprint intends to hold the qualifying cash flow hedges until maturity in 2002.

Sprint recorded net derivative losses in earnings of $0.6 million (net of tax benefit of $0.3 million) for the 2001 third quarter and $0.2 million (net of tax benefit of $0.1 million) for the year-to-date period due to changes in the fair value of the stock warrants that are not designated as hedging instruments. The net derivative losses are included in Other income (expense), net on the Consolidated Statements of Operations. Sprint recorded a $2 million reduction in other comprehensive income in the 2001 third quarter and an $8 million reduction in the year-to-date period resulting from losses on cash flow hedges. The reduction in other comprehensive income is included in "Net unrealized losses on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

--------------------------------------------------------------------------------
5.  Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. Sprint's ability to refinance these borrowings is limited to the long-term portion of Sprint's unused credit facilities. At the end of September 2001, short-term borrowings exceeded the long-term portions of those unused credit facilities. Accordingly, the amount of commercial paper borrowings and other bank notes reclassified to long-term debt was $2.1 billion. The commercial paper borrowings that remained in current liabilities were $657 million.

In August 2001, Sprint renewed its $3.0 billion 364- day revolving credit facility with a syndicate of domestic and international banks to support commercial paper operations. At September 30, 2001, the entire credit facility was unused.

In February 2001, Sprint repaid, prior to scheduled maturities, $18 million of first mortgage bonds. These bonds had an interest rate of 9.9%. This resulted in a $1 million after-tax extraordinary loss.

In January 2001, Sprint issued $2.4 billion of debt securities. Sprint had $2 billion of unissued securities under its existing shelf registration statement with the SEC, and registered an additional $400 million prior to the issuance. These borrowings have interest rates ranging from 7.1% to 7.6% and have scheduled maturities in 2006 and 2011. The proceeds were used to repay debt, and to fund capital investments and working capital requirements.

--------------------------------------------------------------------------------
6. Equity Unit Offering
--------------------------------------------------------------------------------

In August 2001, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses. The proceeds were used to repay debt, and to fund capital investments and working capital requirements.

Each equity unit initially consists of a corporate unit. Each corporate unit consists of a purchase contract and $25 principal amount of senior notes (Notes) of Sprint's wholly owned subsidiary, Sprint Capital Corporation. The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The holder of the equity unit will own the underlying Notes or treasury portfolio, but will pledge the Notes or portfolio to Sprint to secure its obligations under the purchase contract.

Purchase Contract

As a component of the equity unit, the purchase contract obligates the holder to purchase, and obligates Sprint to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock ranging from approximately 58 million to 70 million shares depending on the market price of PCS common stock. Sprint will make quarterly contract adjustment payments of 1.125% on the $25 stated amount per year until the purchase contract is settled, although it has the right to defer these payments until August 17, 2004. The present value of this obligation is classified as an other liability on the Consolidated Balance Sheets.

These contingently issuable shares have not been included in the diluted earnings per share calculation because their effect is currently antidilutive.

Notes

The Notes initially bear interest, payable quarterly in arrears, at the rate of 6% per annum. Sprint is obligated to remarket the Notes in 2004, at which time the interest rate will be reset. The Notes mature August 17, 2006.

The corporate units are listed on the New York Stock Exchange under the symbol "SDE".

--------------------------------------------------------------------------------
7. Common Stock Issuances
--------------------------------------------------------------------------------

In August 2001, Sprint completed a registered offering of 23.5 million shares of its PCS common stock. Net proceeds from the issuance were approximately $561 million after deducting the underwriting discount and other offering expenses. The proceeds were used to repay debt, and to fund capital investments and working capital requirements.

In conjunction with the above offering, Deutsche Telekom AG (DT) sold 57 million shares of PCS common stock, which represented an approximate 4% voting interest in Sprint Corporation. Sprint did not receive any of the proceeds from the sale of shares by DT. Upon the sale, 21.2 million shares of PCS common stock underlying Class A common stock and 35.8 million shares of Series 3 PCS common stock were converted into shares of Series 1 PCS common stock.

In June 2001, Sprint completed a registered offering on behalf of France Telecom
(FT) and DT in which they sold 174.8 million shares of FON common stock, which represented an approximate 10% voting interest in Sprint. Sprint did not receive any proceeds from this offering. Upon the sale, 86.2 million shares of FON common stock underlying Class A common stock and 88.6 million shares of Series 3 FON common stock were converted into shares of Series 1 FON common stock.

After these conversions, a Class A FT common share represents the right to 50% of a share of PCS common stock and a Class A DT common share represents the right to approximately 0.9% of a share of PCS common stock.

--------------------------------------------------------------------------------
8. Litigation, Claims and Assessments
--------------------------------------------------------------------------------

In December 2000, Amalgamated Bank, an institutional shareholder, filed a derivative action purportedly on behalf of Sprint against certain of its current and former officers and directors in the Jackson County, Missouri, Circuit Court. The complaint alleges that the individual defendants breached their fiduciary duties to Sprint and were unjustly enriched by making undisclosed amendments to Sprint's stock option plans, by failing to disclose certain information concerning regulatory approval of the proposed merger of Sprint and WorldCom, and by overstating Sprint's earnings for the 2000 first quarter. The plaintiff seeks damages, to be paid to Sprint, in an unspecified amount. Two additional, substantially identical, derivative actions by other shareholders have been filed.

Various other suits arising in the ordinary course of business are pending against Sprint. Management cannot predict the final outcome of these actions but believes they will not be material to Sprint's consolidated financial statements.

--------------------------------------------------------------------------------
9. Segment Information
--------------------------------------------------------------------------------

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

Beginning in the 2000 fourth quarter, Sprint changed its segment reporting to align financial reporting with changes in how Sprint manages operations and assesses its performance. Using several factors, Sprint combined its long distance operation, Sprint ION, broadband fixed wireless services and certain other ventures into one division, global markets. The global markets division now includes four major revenue streams: voice, data, Internet, and other. Additionally, Sprint shifted the recognition of consumer long distance revenues and expenses associated with customers in its local franchise territories from the global markets division to the local division. The product distribution and directory publishing businesses is managed based on products and services provided to the market. As a result, all previously reported financial information relating to these segments has been restated to reflect the current composition of each segment.

Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------

                                                      Product
                           Global                     Distribution
Quarters Ended             Markets       Local        & Directory      PCS        Corporate and
September 30,              Division      Division     Publishing       Group      Eliminations(1) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2001
Net operating revenues  $   2,505      $    1,564    $     434      $   2,651     $    (439)      $    6,715
Affiliated revenues           168              70          180             21          (439)               -
Operating income (loss)      (119)            477           73           (116)           (9)             306

2000
Net operating revenues  $   2,646      $    1,545    $     496      $   1,707     $    (354)      $    6,040
Affiliated revenues           114              46          182             12          (354)               -
Operating income (loss)       226             431           75           (367)           (8)             357
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------

                                                   Product
                         Global                    Distribution                   Corporate and
Year-to-Date             Markets       Local       & Directory       PCS          Eliminations
September 30,            Division      Division    Publishing        Group(3)     (1), (2)        Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2001
Net operating revenues  $   7,635      $    4,669    $   1,402      $   6,966     $  (1,257)      $   19,415
Affiliated revenues           451             193          568             45        (1,257)               -
Operating income (loss)      (141)          1,381          230           (455)          (28)             987

2000
Net operating revenues  $   7,960      $    4,597    $   1,428      $   4,403     $    (998)      $   17,390
Affiliated revenues           313             139          516             30          (998)               -
Operating income (loss)       731           1,320          210         (1,438)         (188)             635
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

(2) In the 2000 year-to-date period corporate operating loss includes a $163 million charge for the FON Group costs associated with the terminated WorldCom merger.

(3) The PCS Group operating loss includes a $24 million charge for costs associated with the terminated WorldCom merger.

Net operating revenues by product and services were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                               Product
                                      Global                   Distribution
Quarters Ended                        Markets      Local       & Directory      PCS
September 30,                         Division     Division    Publishing       Group  Eliminations(1) Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                       (millions)
2001
Voice                                $   1,692   $        -   $       -    $       -   $    (168)     $    1,524
Data                                       497            -           -            -           -             497
Internet                                   248            -           -            -           -             248
Local service                                -          732           -            -          (1)            731
Network access                               -          507           -            -         (52)            455
Long distance                                -          186           -            -           -             186
Product distribution                         -            -         293            -        (180)            113
Directory publishing                         -            -         141            -           -             141
Wireless services                            -            -           -        2,651         (21)          2,630
Other                                       68          139           -            -         (17)            190
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   2,505   $    1,564   $     434    $   2,651   $    (439)     $    6,715
                                     -------------------------------------------------------------------------------


2000
Voice                                $   1,795   $        -   $       -    $       -   $    (114)     $    1,681
Data                                       470            -           -            -           -             470
Internet                                   223            -           -            -           -             223
Local service                                -          720           -            -           -             720
Network access                               -          486           -            -         (37)            449
Long distance                                -          187           -            -           -             187
Product distribution                         -            -         369            -        (182)            187
Directory publishing                         -            -         127            -           -             127
Wireless services                            -            -           -        1,707         (12)          1,695
Other                                      158          152           -            -          (9)            301
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   2,646   $    1,545   $     496    $   1,707   $    (354)     $    6,040
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

---------------------------------------------------------------------------------------------------------------------
                                                              Product
                                     Global                   Distribution
Year-to-Date                         Markets      Local       & Directory   PCS
September 30,                        Division     Division    Publishing    Group     Eliminations(1) Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                       (millions)
2001
Voice                                $   5,136   $        -   $       -    $       -   $    (451)     $    4,685
Data                                     1,512            -           -            -           -           1,512
Internet                                   759            -           -            -           -             759
Local service                                -        2,199           -            -          (3)          2,196
Network access                               -        1,521           -            -        (147)          1,374
Long distance                                -          549           -            -           -             549
Product distribution                         -            -         986            -        (568)            418
Directory publishing                         -            -         416            -           -             416
Wireless services                            -            -           -        6,966         (45)          6,921
Other                                      228          400           -            -         (43)            585
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   7,635   $    4,669   $   1,402    $   6,966   $  (1,257)     $   19,415
                                     -------------------------------------------------------------------------------


2000
Voice                                $   5,370   $        -   $       -    $       -   $    (313)     $    5,057
Data                                     1,429            -           -            -           -           1,429
Internet                                   676            -           -            -           -             676
Local service                                -        2,121           -            -          (1)          2,120
Network access                               -        1,497           -            -        (102)          1,395
Long distance                                -          536           -            -           -             536
Product distribution                         -            -       1,091            -        (516)            575
Directory publishing                         -            -         337            -           -             337
Wireless services                            -            -           -        4,403         (30)          4,373
Other                                      485          443           -            -         (36)            892
                                     -------------------------------------------------------------------------------
Total net operating revenues         $   7,960   $    4,597   $   1,428    $   4,403   $    (998)     $   17,390
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

--------------------------------------------------------------------------------
10.  Supplemental Cash Flows Information
--------------------------------------------------------------------------------

Sprint's cash paid (received) for interest and income taxes was as follows:

                                    Year-to-Date
                                   September 30,
                              -------------------------
                                  2001         2000
-------------------------------------------------------
                                     (millions)
Interest (net of capitalized
   interest)                  $     726   $      592
                              -------------------------
Income taxes                  $      12   $     (399)
                              -------------------------



Sprint's noncash activities included the following:

                                    Year-to-Date
                                   September 30,
                              -------------------------
                                  2001         2000
-------------------------------------------------------
                                     (millions)
Present value of purchase
   contracts adjustment
   payments                   $      53   $       -
                              -------------------------
Common stock issued under
   employee stock benefit
   plans                      $     124   $     173
                              -------------------------
Tax benefit from stock
   compensation               $       8   $     406
                              -------------------------
Stock received for stock
   options exercised          $       3   $      64
                              -------------------------
Debt redeemed with
   investments in equity
   securities                 $       -   $     275
                              -------------------------

--------------------------------------------------------------------------------
11. Discontinued Operation
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
12. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the Boards of Directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger. In the 2000 second quarter, Sprint recognized a one-time, pre-tax charge of $187 million for costs associated with the terminated merger.

--------------------------------------------------------------------------------
13.  Other Post-Employment Benefit Curtailment
--------------------------------------------------------------------------------

In September 2001, Sprint adopted a negative plan amendment to the Sprint Retiree Medical Plan. This amendment reduces the accumulated post-retirement benefit obligation and reduces employee benefits attributed to employee service already rendered. As a result of this amendment, the life insurance benefit is eliminated for employees retiring after 2003 and the post-retirement medical insurance plan is replaced with a Sprint funded account to be managed by the employee. The net curtailment gain resulting from this amendment is $75 million (net of tax expense of $45 million) for the 2001 third quarter.

--------------------------------------------------------------------------------
14.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This new standard, when in effect, will supersede SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of", providing one accounting model for the review of asset impairment. Statement No. 144 retains much of the recognition and measurement provisions of Statement No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS Statement No. 121, but these costs will continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated.

Statement 144 will also supercede the section of the Accounting Principles Board
(APB) Opinion 30, which prescribes reporting for the effects of a disposal of a segment of a business. This statement retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. Sprint is currently assessing its legal obligations. This statement is effective for fiscal years beginning after June 15, 2002.

In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

Statement No. 141 supercedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." This statement requires accounting for all business combinations using the purchase method and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001.

Statement No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and addresses how purchased intangibles should be accounted for upon acquisition. The statement prescribes the necessary accounting for both identifiable intangibles and goodwill after initial recognition. Amortization of goodwill and indefinite lived intangibles will cease upon adoption of this statement and periodic impairment testing will be required. Amortization of definite lived intangibles will continue over the useful life. Sprint is currently assessing the impact of this standard and expects to complete that assessment by year-end 2001. This statement is effective for fiscal years beginning after December 15, 2001.

--------------------------------------------------------------------------------
15.  Subsequent Events
--------------------------------------------------------------------------------

Business Restructuring

In October 2001, Sprint announced it would terminate its efforts to develop and deploy its integrated communications services referred to as Sprint ION, as well as take additional steps to reduce overall operating costs. Sprint also announced it would suspend customer acquisition for the fixed wireless Multipoint Multichannel Distribution Services (MMDS). We expect the accounting charge related to this announcement to include costs associated with the wind-down of Sprint ION, asset write-offs and workforce reductions and to result in a pre-tax charge of approximately $2 billion.

Debt Redemption

In October 2001, Sprint redeemed, prior to scheduled maturities, $558 million of 11% Senior Notes and 12 1/2% Senior Discount Notes.

Dividend Declaration

In October 2001, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the FON common stock. Dividends will be paid December 28, 2001.

Debt Offering

In November 2001, Sprint issued $1.75 billion of debt securities through a private offering. These borrowings have an interest rate of 6% and mature in 2007. The proceeds were used for repayment of debt.

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

o    the impact of new technologies on Sprint's  business;

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

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long distance, local service and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with another backbone provider. Sprint is the nation's third-largest provider of long distance services and operates nationwide, all-digital long distance and tier one Internet Protocol networks using fiber-optic and electronic technology. In addition, Sprint's local division currently serves approximately 8.3 million access lines in 18 states. Sprint also operates the only 100% digital personal communications service, or PCS, wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. Sprint owns PCS licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands.

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON common stock and the PCS common stock. At the same time, Sprint reclassified each share of its publicly traded common stock into one share of FON common stock and 1/2 share of PCS common stock.

In October 2001, Sprint announced it would terminate its efforts to develop and deploy its integrated communications services referred to as Sprint ION, as well as take additional steps to reduce overall operating costs. Sprint also announced it would suspend customer acquisition for the fixed wireless Multipoint Multichannel Distribution Services (MMDS). We expect the accounting charge related to this announcement to include costs associated with the wind-down of Sprint ION, asset write-offs and workforce reductions and to result in a pre-tax charge of approximately $2 billion.

Operating Segments

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses, and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division and the product distribution and directory publishing businesses, and the PCS Group includes the PCS wireless telephony products and services business. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division and the product distribution and directory publishing businesses.

During 2000, Sprint changed the segments comprising the FON Group to align financial reporting with changes in how Sprint manages the FON Group's operations and assesses its performance. The FON Group operates in three business segments: the global markets division, the local division and the product distribution and directory publishing businesses.

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

The FON Group and the PCS Group are part of Sprint and, as a result, separate financial statements for the groups are not required. Sprint has, however, included as Annex I and Annex II to this Form 10-Q additional financial information relating to each group to help investors assess the financial performance of the tracked businesses.

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

Sprint currently uses various advanced services last-mile technologies, including dedicated access, Digital Subscriber Line (xDSL), and Multipoint Multichannel Distribution Services (MMDS). Digital Subscriber Line technology enables high-speed transmission of data over existing copper telephone lines between the customer and the service provider, and MMDS is a fixed wireless network that distributes signals through microwave from a single transmission point to multiple receiving points.

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

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's PCS wireless telephony products and services business. It operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. The PCS Group has licenses to provide service to the entire United States population including Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including affiliates, now reaches nearly 244 million people. The PCS Group provides nationwide service through:

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

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $     4,244       $    4,444        $    12,912      $     13,294
PCS Group                                           2,651            1,707              6,966             4,403
Intergroup eliminations                              (180)            (111)              (463)             (307)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net operating revenues                        $     6,715       $    6,040        $    19,415      $     17,390
                                              --- ------------- -- -------------- -- ------------- --- -------------

Net operating revenues increased 11% in the 2001 third quarter and 12% in the 2001 year-to-date period compared to the same 2000 periods mainly reflecting growth in the PCS Group.

Income (Loss) from continuing operations was as follows:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $       154       $      384        $       760      $      1,194
PCS Group                                            (288)            (390)              (928)           (1,356)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Loss from continuing operations               $      (134)      $       (6)       $      (168)     $       (162)
                                              --- ------------- -- -------------- -- ------------- --- -------------

In the 2001 third quarter, loss from continuing operations includes nonrecurring losses of $157 million from the write-down of an equity method investment, an $8 million loss from the sale of an investment, and a curtailment gain of $75 million resulting from the modification of certain retirement plan benefits. In the 2001 first quarter, loss from continuing operations includes a nonrecurring gain of $9 million from investment activities. The 2000 second quarter includes a $121 million charge for costs associated with the terminated WorldCom merger and a $27 million nonrecurring gain from the sale of an independent directory publishing operation. In the 2000 first quarter, loss from continuing operations includes net nonrecurring gains of $17 million from investment activities as well as an $18 million nonrecurring gain from the sale of network infrastructure and the right to manage customers to a PCS affiliate. Excluding nonrecurring items, loss from continuing operations was $44 million in the 2001 third quarter, $87 million in the 2001 year-to-date period, and $103 million in the 2000 year-to-date period.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,692      $     1,795       $      (103)          (5.7)%
   Data                                                497              470                27            5.7%
   Internet                                            248              223                25           11.2%
   Other                                                68              158               (90)         (57.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,505            2,646              (141)          (5.3)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,544            1,410               134            9.5%
   Selling, general and administrative                 724              723                 1            0.1%
   Depreciation and amortization                       356              287                69           24.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,624            2,420               204            8.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $      (119)     $       226       $      (345)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               8.5%
                                               -- ------------- -- --------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     5,136      $     5,370       $      (234)          (4.4)%
   Data                                              1,512            1,429                83            5.8%
   Internet                                            759              676                83           12.3%
   Other                                               228              485              (257)         (53.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         7,635            7,960              (325)          (4.1)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    4,561            4,149               412            9.9%
   Selling, general and administrative               2,223            2,261               (38)          (1.7)%
   Depreciation and amortization                       992              819               173           21.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             7,776            7,229               547            7.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $      (141)     $       731       $      (872)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               9.2%
                                               -- ------------- -- --------------


NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 5% in the 2001 third quarter and 4% in the 2001 year-to-date period from the same 2000 periods. Minute growth was 21% in the 2001 third quarter and 20% in the 2001 year-to-date period compared to the same 2000 periods. The calling volume growth, driven in part by the increase in wholesale minutes sold to the PCS Group, was more than offset by a highly competitive pricing environment. The decreases in net operating revenues reflect cable capacity sales in the 2000 third quarter and year-to-date period with minimal corresponding capacity sales in the same 2001 periods. These decreases also reflect a decline in professional services and legacy data services, partly offset by growth in Internet communications and data services revenues. Revenue and operating income growth will likely continue to be impacted by pricing pressures and increased spending to support the growth of Internet Protocol services. In addition, the Regional Bell Operating Companies continue to obtain regulatory clearance to provide in-region long distance services.

Voice Revenues

Voice revenues decreased 6% in the 2001 third quarter and 4% in the 2001 year-to-date period from the same 2000 periods due to a decline in consumer voice revenues resulting from a more competitive pricing environment. Consumer voice revenues were also impacted by lower calling card usage partly offset by increased prepaid and international services. The decline in business voice revenues mainly reflects decreased inbound and outbound toll-free calls.

Data Revenues

Data revenues increased 6% in the 2001 third quarter and year-to-date period from the same 2000 periods due to increased sales in asynchronous transfer mode and network management services, partially offset by a decline in frame relay services.

Internet Revenues

Internet revenues increased 11% in the 2001 third quarter and 12% in the 2001 year-to-date period from the same 2000 periods due to strong growth in dedicated service revenues partly offset by a decline in dial-up Internet service provider-related revenues.

Other Revenues

Other revenues decreased 57% in the 2001 third quarter and 53% in the 2001 year-to-date period from the same 2000 periods. The decreases reflect cable capacity sales in the 2000 third quarter and year-to-date period with minimal corresponding cable capacity sales in the same 2001 periods. The decreases also reflect a decline in professional services and legacy data services.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the Internet Protocol network, costs of equipment and transmission capacity sales, and costs related to the development and deployment of Sprint ION. These costs increased 10% in the 2001 third quarter and the 2001 year-to-date period from the same 2000 periods.

Interconnection costs increased 21% in the 2001 third quarter and 18% in the 2001 year-to-date period from the same 2000 periods due to increased calling volumes.

All other costs of services and products decreased 5% in the 2001 third quarter and remained flat in the 2001 year-to-date period compared to the same 2000 periods due to decreases in costs related to sales of transoceanic cable resulting from minimal sales in 2001 compared to 2000. These decreases were largely offset by increased network costs of the long distance operation and costs associated with Sprint ION.

Total costs of services and products for global markets were 62% of net operating revenues in the 2001 third quarter and 60% in the 2001 year-to-date period compared to 53% and 52% for the same periods a year ago.

Excluding Sprint ION related costs, total costs of services and products for global markets were 59% of net operating revenues in the 2001 third quarter and 57% in the 2001 year-to-date period compared to 51% and 50% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses were flat in the 2001 third quarter and decreased 2% in the 2001 year-to-date period from the same 2000 periods. The year-to-date decrease is due to a reduction in advertising and promotion costs in both the consumer and business markets and a strong emphasis on cost control, partly offset by increased marketing and promotions of Internet services and an increase in bad debt expense primarily related to wholesale customers. SG&A expense was 29% of net operating revenues in the 2001 third quarter and year-to-date periods compared to 27% and 28% for the same periods a year ago.

Excluding Sprint ION related costs, SG&A expense was 27% of net operating revenue in the 2001 third quarter and year-to-date periods compared to 26% in the same periods a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 24% in the 2001 third quarter and 21% in the 2001 year-to-date period from the same periods a year ago due to an increased asset base to enhance network reliability and meet increased demand for voice and data-related services as well as an increasing asset base for growth of Internet Protocol services and other growth initiatives. Depreciation and amortization expense was 14% of net operating revenues in the 2001 third quarter and 13% in the 2001 year-to-date period compared to 11% and 10% for the same periods a year ago.

Excluding Sprint ION related costs, depreciation and amortization expense was 12% of net operating revenue in the 2001 third quarter and 11% in the 2001 year-to-date period compared to 10% in the same periods a year ago.

Local Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        732      $       720       $        12             1.7%
   Network access                                      507              486                21             4.3%
   Long distance                                       186              187                (1)           (0.5)%
   Other                                               139              152               (13)           (8.6)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,564            1,545                19             1.2%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      496              513               (17)           (3.3)%
   Selling, general and administrative                 307              318               (11)           (3.5)%
   Depreciation and amortization                       284              283                 1             0.4%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,087            1,114               (27)           (2.4)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        477      $       431       $        46            10.7%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      30.5%            27.9%
                                              --- ------------- -- --------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $      2,199      $     2,121       $        78             3.7%
   Network access                                    1,521            1,497                24             1.6%
   Long distance                                       549              536                13             2.4%
   Other                                               400              443               (43)           (9.7)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         4,669            4,597                72             1.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,476            1,464                12             0.8%
   Selling, general and administrative                 972              968                 4             0.4%
   Depreciation and amortization                       840              845                (5)           (0.6)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             3,288            3,277                11             0.3%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $      1,381      $     1,320       $        61             4.6%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.6%            28.7%
                                              --- ------------- -- --------------

Net Operating Revenues

At the beginning of the 2000 third quarter, Sprint changed its transfer pricing for certain transactions between FON Group entities. The main effect of this change was a reduction in the local division's "Net Operating Revenues - Other Revenues." In addition, Sprint's local division transferred a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter. For comparative purposes, the following discussion of local division results assumes the transfer pricing change and the transfer of the customer service and telemarketing organization occurred at the beginning of 2000. Adjusting for the transfer pricing change and this transfer, operating margin would have been 28.4% for the 2000 year-to-date period.

Net operating revenues increased 1% in the 2001 third quarter and 3% in the 2001 year-to-date period from the same 2000 periods. These increases mainly reflect increased special access service revenues and increased sales of network-based services such as Caller ID and Call Waiting. Sales of network-based services increased due to strong demand for bundled services that combine local service, network-based features and long distance calling. The local division ended the 2001 third quarter with approximately 8.3 million switched access lines, a 1% decrease during the past 12 months. The reduction in access lines is driven by an economic slowdown, wireless and cable substitution, and losses to competitive local providers. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice- grade equivalents grew 15% during the past 12 months. This growth reflects many business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 2% in the 2001 third quarter and 4% in the 2001 year-to-date period from the same 2000 periods due to continued demand for network-based services, as well as increased equipment maintenance revenue.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 4% in the 2001 third quarter and 2% in the 2001 year-to-date period compared to the same 2000 periods. Strong growth in special access services in the 2001 third quarter and year-to-date periods was partially offset by a 2% decline in minutes of use in third quarter 2001 and a 3% decline year-to-date, as well as by FCC-mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing consumer long distance services to customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues remained flat in the 2001 third quarter and increased 2% in the 2001 year-to-date period from the same 2000 periods. In the 2001 year-to-date period, sales of consumer long distance services increased reflecting the success of bundled services, but were largely offset by a decline in intra-LATA long distance services. In the 2001 third quarter, increased sales of consumer long distance services were offset by a decline in intra-LATA long distance services.

Other Revenues

Other revenues decreased 7% in the 2001 third quarter and increased 3% in the 2001 year-to-date period from the same 2000 periods. The increase in the year-to-date period is mainly because of an increase in collocation and database revenues offset by a 14% decrease in equipment sales in the 2001 third quarter.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 3% in the 2001 third quarter and increased 2% in the 2001 year-to-date period compared to the same 2000 periods. The third quarter decrease is due to lower maintenance expense resulting from cost control initiatives and lower cost of equipment sales somewhat offset by increased reciprocal compensation costs resulting from calling traffic exchanged with wireless and competitive local exchange carriers. The year-to-date increase is due to increased reciprocal compensation costs and increased access costs associated with consumer long distance revenues somewhat offset by lower maintenance expense. Costs of services and products were 31.7% of net operating revenues in the 2001 third quarter and 31.6% in the 2001 year-to-date period compared to 33.2% and 31.9% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense decreased 3% in the 2001 third quarter and increased 1% in the 2001 year-to-date period compared to the same 2000 periods. The third quarter decrease is primarily due to the success of cost containment initiatives, somewhat offset by an increase in bad debt expense related to retail and wholesale customer accounts. The year-to-date increase is due to an increase in bad debt expense. SG&A expense was 19.6% of net operating revenues in the 2001 third quarter and 20.8% in the 2001 year-to-date period compared to 20.6% and 21.1% for the same periods a year ago.

Depreciation and Amortization Expense

Depreciation and amortization expense was flat in the 2001 third quarter and in the 2001 year-to-date period compared to the same 2000 periods. Depreciation and amortization expense was 18.2% of net operating revenues in the 2001 third quarter and 18.0% in the 2001 year-to-date period compared to 18.3% and 18.6% for the same periods a year ago.

Product Distribution and Directory Publishing Businesses

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
                                                    2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues                        $        434      $       496       $     (62)            (12.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      313              375             (62)            (16.5)%
   Selling, general and administrative                  43               42               1               2.4%
   Depreciation and amortization                         5                4               1              25.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                               361              421             (60)            (14.3)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         73      $        75       $      (2)             (2.7)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      16.8%            15.1%
                                              --- ------------- -- --------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
                                                     2001              2000                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues                        $      1,402      $     1,428       $     (26)             (1.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,021            1,085             (64)             (5.9)%
   Selling, general and administrative                 137              121              16              13.2%
   Depreciation and amortization                        14               12               2              16.7%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,172            1,218             (46)             (3.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        230      $       210       $      20               9.5%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      16.4%            14.7%
                                              --- ------------- -- --------------

Net operating revenues decreased 13% in the 2001 third quarter and 2% in the 2001 year-to-date period compared to the same 2000 periods. Nonaffiliated revenues accounted for approximately 60% of revenues in both the 2001 and 2000 third quarters and year-to-date periods. Nonaffiliated revenues decreased 19% in the 2001 third quarter and 9% in the 2001 year-to-date period compared to the same 2000 periods reflecting lower revenues in our product distribution unit because of the slow down in capital spending in the telecommunications industry. These decreases more than offset increased revenues in our directory publishing unit. Beginning in the 2000 third quarter, the unit's directory publishing partnership, previously accounted for as an equity method investment, was fully consolidated due to a restructuring in the partnership, which resulted in transfer of control to Sprint.

Affiliated revenues decreased 1% in the 2001 third quarter and increased 10% in the 2001 year-to-date period compared to the same 2000 periods reflecting a change in the mix of the local division's capital program to more network equipment and components beginning in the 2000 third quarter.

Operating expenses decreased 14% in the 2001 third quarter and 4% in the 2001 year-to-date period compared to the same 2000 periods. The decreases in the 2001 third quarter and year-to-date periods reflect decreased costs of services and products due to a decline in equipment sales, partly offset by increased costs of services and products and SG&A expense due to the consolidation of the directory publishing partnership.


PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    2,651       $    1,707        $       944            55.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,516              982                534            54.4%
   Selling, general and administrative                733              603                130            21.6%
   Depreciation and amortization                      518              489                 29             5.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            2,767            2,074                693            33.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $     (116)      $     (367)       $       251            68.4%
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $      402       $      122        $       280             NM
                                               -- ------------- -- -------------- -- -------------

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2001              2000                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    6,966       $    4,403        $     2,563            58.2%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   3,811            2,813                998            35.5%
   Selling, general and administrative              2,009            1,638                371            22.6%
   Depreciation and amortization                    1,601            1,366                235            17.2%
   Merger related costs                                 -               24                (24)         (100.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            7,421            5,841              1,580            27.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $     (455)      $   (1,438)       $       983            68.4%
                                               -- ------------- -- -------------- -- -------------

Operating income (loss) before depreciation
   and amortization and merger related costs   $    1,146       $      (48)       $     1,194             NM
                                               -- ------------- -- -------------- -- -------------

NM = Not meaningful

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 23% of net operating revenues in the 2001 third quarter and year-to-date periods. These revenues were 24% of net operating revenues in the 2000 third quarter and year-to-date periods.

Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Customers (millions)                                   12.4              8.3               12.4               8.3
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          62     $         61      $          61    $          59
                                              --- ------------- -- -------------- -- ------------- --- -------------
Customer churn rate                                     2.6%             3.0%               2.4%              2.8%
                                              --- ------------- -- -------------- -- ------------- --- -------------

The PCS Group's net operating revenues include service revenues and sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges and activation fees associated with the PCS Group's subscriber base. Service revenues also include reseller and affiliate charges, and interconnection access charges for calls terminating on the PCS Group's network. Service revenues increased 54% in the 2001 third quarter and 63% in the 2001 year-to-date period from the same 2000 periods mainly reflecting an increase in the average number of customers and an increase in ARPU. The improvement in ARPU was mainly due to customers subscribing to higher usage service plans and an increase in billed minutes over plan.

The PCS Group added more than 1.2 million customers in the 2001 third quarter ending the period with over 12.4 million customers compared to 8.3 million customers at the end of the 2000 third quarter. The companies that the PCS Group serves on a wholesale basis reported a decline of 61,000 customers for the quarter, which is largely due to the discontinuation of one reseller program. The PCS Group affiliates added approximately 384,000 customers in the 2001 third quarter, bringing the total number of customers added in the quarter by the PCS Group and its affiliates to over 1.5 million. The total number of customers served on the PCS network at the end of the quarter is nearly 14.4 million.

Although the customer churn rate improved in the 2001 third quarter and year-to-date periods over the same 2000 periods, there was an increase from the 2001 second quarter resulting from customer fulfillment of contract terms, the softness of the economy, and the impact of a new marketing initiative.

Revenues from sales of handsets and accessories were approximately 14% of net operating revenues in the 2001 third quarter and 12% in the year-to-date period. These revenues as a percentage of net operating revenues were approximately 14% in the 2000 third quarter and year-to-date period. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Operating Expenses

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Acquisition costs per gross customer
   addition (CPGA)                            $       320       $      340        $       340      $        360
                                              --- ------------- -- -------------- -- ------------- --- -------------
Monthly cash costs per user (CCPU)            $        33       $       35        $        33      $         36
                                              --- ------------- -- -------------- -- ------------- --- -------------

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 54% in the 2001 third quarter and 35% in the 2001 year-to-date period from the same 2000 periods reflecting an increase in the average number of customers and expanded market coverage.

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 22% in the 2001 third quarter and 23% in the 2001 year-to-date period from the same 2000 periods reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

CPGA, which includes equipment subsidies and marketing costs, has improved more than 6% in the 2001 third quarter and year-to-date period from the same 2000 periods. Lower equipment and marketing and selling costs have contributed to the improvement.

CCPU consists of costs of service revenues, service delivery and other general and administrative costs. CCPU improved from prior periods mainly due to the leverage achieved through the significant increase in the subscriber base.

Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce, which are being amortized over 30 months to 40 years.

Depreciation and amortization expense increased 6% in the 2001 third quarter and 17% in the 2001 year-to-date period from the same 2000 periods mainly reflecting depreciation of the network assets placed in service during 2001 and 2000. Additionally, the PCS Group increased depreciation of certain network assets in the 2001 first quarter to reflect the accelerated replacement of the assets to accommodate network technology upgrades. In May 2001, a significant portion of the value assigned to acquired customer base became fully amortized which caused a $72 million decrease in the 2001 third quarter amortization expense and a $96 million decrease in the 2001 year-to-date period compared to the same 2000 periods.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 6.9% in both the 2001 and 2000 third quarter and year-to-date periods. Interest costs on short-term borrowings classified as long-term debt, deferred compensation plans and customer deposits have been excluded so as not to distort the effective interest rate on long-term debt.


Other Income (Expense), Net

Other income (expense) consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2001             2000              2001              2000
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $         7       $        9        $        24      $         20
Equity in net losses of affiliates                    (55)            (120)              (128)             (181)
Net gains (losses) from investments                  (177)              13               (177)               35
Gains on sales of other assets                          -                -                 10                79
OPEB liability curtailment gain                       120                -                120                 -
Other, net                                             10                9                 14                (1)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $       (95)      $      (89)       $      (137)     $        (48)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Dividend and interest income for both the 2001 and 2000 third quarter and year-to-date periods reflect dividends earned on cost method investments and interest earned on temporary investments.

In the 2001 third quarter and year-to-date periods, investments accounted for using the equity method consisted of the FON Group's investment in Intelig, a long distance operation in Brazil, and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico. Pegaso is currently experiencing financial difficulties and is evaluating various restructuring alternatives. In the 2000 third quarter and year-to-date periods, investments accounted for using the equity method also included the FON Group's investments in EarthLink, Inc., an Internet service provider, and Call-Net, a long distance provider in Canada.

Net losses from investments in the 2001 third quarter and year-to-date periods mainly include the write-down of an equity investment and a loss on the sale of an investment. The gain in the 2000 third quarter results from the sale of an investment. The 2000 year-to-date period also includes a gain associated with equity securities used to retire debt instruments.

Gains on sales of other assets in the 2001 year-to-date period results from the sale of PCS customers to an affiliate. The gains in the 2000 year-to-date period result from the sale of an independent directory publishing operation and the sale of PCS network infrastructure and the right to manage customers to a PCS affiliate.

The OPEB liability curtailment gain in the 2001 third quarter and year-to-date periods resulted from an amendment to certain retirement plan benefits.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                       September 30,    December 31,
                           2001             2000
-----------------------------------------------------
                               (millions)
FON Group            $     24,956    $     23,649
PCS Group                  21,384          19,763
Intergroup
   eliminations              (769)           (811)
-----------------------------------------------------

Consolidated assets  $     45,571    $     42,601
                     --------------------------------


Sprint's consolidated assets increased $3.0 billion in the 2001 year-to-date period. Net property, plant and equipment increased $3.6 billion reflecting capital expenditures to support the PCS network build-out and expansion, the build-out of the Internet Protocol network, long distance and local network enhancements, and Sprint ION development and hardware deployment, partly offset by depreciation and network asset sales. In October 2001, Sprint decided to terminate its efforts to develop and deploy Sprint ION. The decision to terminate these services will result in asset impairments in the 2001 fourth quarter. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint's Board of Directors has the power to make determinations that may impact the financial and liquidity position of each of the tracking stock groups. This power includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures. The actions of the Board of Directors are subject to its fiduciary duties to all shareholders of Sprint, and not just to the holders of a particular class of common stock. Given the above, it may be difficult for investors to assess each group's liquidity and capital resources and in turn the future prospects of each group based on past performance.

Operating Activities

                                 Year-to-Date
                                September 30,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $    2,761     $     2,691
PCS Group                     385             223
------------------------------------------------------

Cash flows provided
   by operating
   activities          $    3,146     $     2,914
                       -------------------------------


In the 2001 year-to-date period, operating cash flows increased $232 million from the same 2000 period. This was primarily driven by the PCS Group's improved operating results partly offset by its increased working capital requirements. The FON Group increased operating cash flows through decreased working capital requirements partly offset by a decline in operating results.

Investing Activities

                                 Year-to-Date
                                September 30,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $   (3,649)    $    (1,864)
PCS Group                  (2,853)         (2,118)
Eliminations                    -             (17)
------------------------------------------------------

Cash flows used by
   investing
   activities          $   (6,502)    $    (3,999)
                       -------------------------------

The FON Group's capital expenditures totaled $3.9 billion in the 2001 year-to-date period and $2.7 billion in the same 2000 period. Global markets division capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services, upgrade capabilities for providing new products and services and continue development and hardware deployment of Sprint ION. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus. PCS Group capital expenditures were $2.9 billion in the 2001 year-to-date period and $2.1 billion in the same 2000 period. Capital expenditures in both years were mainly for the continued buildout and expansion of the PCS network.

In August 2001, Sprint received $228 million from the sale of a portion of its investment in EarthLink.

In February 2000, Sprint received $1.4 billion from the sale of its interest in Global One. The proceeds were used mainly to repay existing debt and fund the PCS Group's capital expenditures.

"Investments in and loans to affiliates, net" consisted mainly of Sprint's investments in Intelig and Pegaso in the 2001 year-to-date period. The 2000 year-to-date period also included Sprint's investment in EarthLink.

Financing Activities

                                 Year-to-Date
                                September 30,
                       -------------------------------
                             2001            2000
------------------------------------------------------
                                 (millions)
FON Group              $      830     $      (802)
PCS Group                   2,492           1,969
Eliminations                    -              17
------------------------------------------------------

Cash flows provided
   by financing
   activities          $    3,322     $     1,184
                       -------------------------------


Financing activities mainly reflect net borrowings of $3.0 billion in the 2001 year-to-date period and $1.2 billion in the 2000 year-to-date period.

Sprint also received from the issuance of common stock $605 million in the 2001 year-to-date period and $264 million in the 2000 year-to-date period.

Sprint paid cash dividends of $340 million in the 2001 year-to-date period and $333 million in the 2000 year-to-date period.

Capital Requirements

Sprint's 2001 investing activities, mainly consisting of capital expenditures, are expected to be $9 billion. FON Group capital expenditures are expected to be $5.4 billion, and PCS Group capital expenditures are expected to be $3.6 billion. Dividend payments are expected to approximate $455 million in 2001.

Sprint's tax sharing agreement provides for the allocation of income taxes between the FON Group and the PCS Group. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this agreement because of incurred and expected PCS Group losses.

The tax sharing agreement applies to tax years ending on or before December 31, 2001. For periods after December 31, 2001, Sprint's Board of Directors will adopt a tax sharing arrangement that will be designed to continue to allocate tax benefits and burdens fairly between the FON Group and the PCS Group.

Liquidity

In order to fund the capital requirements detailed in the previous section, about $5 billion of external funding was needed. In January 2001, Sprint issued $2.4 billion of debt securities. See Note 5 of Condensed Notes to Consolidated Financial Statements for more details on this issuance. Additionally, in August 2001, Sprint issued $1.7 billion of equity units and $561 million of PCS common stock. See Notes 6 and 7 of Condensed Notes to Consolidated Financial Statements for more details on these issuances. The remaining funds were raised from the sale of a portion of Sprint's investment in EarthLink in August 2001.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $7.5 billion at the end of September 2001 under the most restrictive of its debt covenants. The October 2001 announcement regarding the termination of Sprint ION and other actions necessary to reduce operating costs is expected to result in an approximate $2 billion pre-tax charge in the fourth quarter. A charge of this magnitude in the third quarter would have reduced Sprint's additional borrowing capacity, under current arrangements, to approximately $4.1 billion.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at September 30, 2001 or results of operations or cash flows for the quarter ended September 30, 2001. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 67% of Sprint's debt at September 30, 2001 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 75 basis point change in interest rates would have a $42 million pre-tax impact on the statements of operations and cash flows at September 30, 2001. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's 2001 long-term debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its net foreign currency payable related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $6 million at September 30, 2001. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $1 million.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         Sprint and the Environmental Protection Agency have executed a consent decree assessing Sprint with $250,975 in penalties in connection with Sprint's failure to maintain certain records and file certain reports for a portion of its facilities (reported in Sprint's Annual Report on Form 10-K/A for the year ended December 31, 2000). The consent decree is expected to receive court approval in the 2001 fourth quarter.

Item 2.  Changes in Securities

          There were no reportable events during the quarter ended September 30, 2001.

Item 3.  Defaults Upon Senior Securities

          There were no reportable events during the quarter ended September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

          There were no reportable events during the quarter ended September 30, 2001.

Item 5.  Other Information

          Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

          Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $72 million in the 2001 third quarter and inadequate to cover fixed charges by $49 million in the 2001 year-to-date period. Sprint's earnings, as adjusted, were inadequate to cover combined fixed charges and preferred stock dividends by $74 million in the 2001 third quarter and inadequate to cover combined fixed charges and preferred stock dividends by $57 million in the 2001 year-to-date period. Sprint's ratio of earnings to fixed charges was 1.30 in the 2000 third quarter. Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $63 million in the 2000 year-to-date period. Sprint's ratio of earnings to combined fixed charges and preferred stock dividends was
          1.28 in the 2000 third quarter. Sprint's earnings, as adjusted, were inadequate to cover combined fixed charges and preferred stock dividends by $72 million in the 2000 year-to-date period. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. The ratio of earnings to combined fixed charges and preferred stock dividends was computed by dividing the sum of fixed charges and the pre-tax cost of preferred stock dividends into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income
          (loss) from continuing operations before income taxes, plus equity in the net losses of less-than-50%-owned entities, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

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

               (b) Rights Agreement dated as of November 23, 1998, between Sprint Corporation and UMB Bank, n.a. (filed as Exhibit 4.1 to Amendment No. 1 to Sprint Corporation's Registration Statement on Form 8-A registering Sprint's PCS Group Rights, filed November 25, 1998, and incorporated herein by reference).

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

               (e)  Purchase  Contract  Agreement,  dated as of August 10, 2001,
                    between   Sprint   Corporation   and  Bank   One,   National
                    Association, as purchase contract agent.

               (f) Form of Corporate Units Certificates, including the form of Purchase Contract (included as Exhibit A to the Purchase Contract Agreement filed as Exhibit 4(e)).

               (g)  Pledge Agreement,  dated as of August 10, 2001, among Sprint
                    Corporation   and  Bank  One,   National   Association,   as
                    collateral agent and as purchase contract agent.

               (h) Remarketing Agreement, dated as of August 10, 2001, among Sprint Corporation, Sprint Capital Corporation, Bank One, National Association, as purchase contract agent, and UBS Warburg LLC, as remarketing agent.

               (i)  Terms of 6% notes due 2006, including form of note.

               (j) Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as
                    Exhibit 4(b) to Sprint Corporation's Current Report on Form 8-K dated February 2, 1999, and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 99 to Sprint Corporation's Current Report on Form 8-K/A dated October 17, 2001 and incorporated herein by reference).

          (10) Material Agreements:

               (a) 364-Day Credit Agreement, dated as of August 3, 2001, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Book Managers, and The Chase Manhattan Bank, as Syndication Agent, and Bank of America, N.A., Deutsche Bank AG New York Branch and First Union National Bank, as Documentation Agents.

          (10) Executive Compensation Plans and Arrangements:

               (b) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

               (c) Executive Agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company and Charles E. Levine.

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

          Sprint filed a Current Report on Form 8-K/A dated October 17, 2001 in which it reported that it had announced third quarter 2001 results and that it had announced that it will terminate its effort's to develop and provide Sprint ION services along with additional steps to improve the competitive positioning and reduce operating costs in the FON Group.

          The news release regarding third quarter 2001 results, which was included in the Current Report, included the following financial information:

               Sprint Corporation Consolidated Statements of Operations
               Sprint Corporation Selected Operating Results
               Sprint Corporation Consolidated Balance Sheets
               Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Pro Forma Selected Operating Results
               Sprint Corporation PCS Group Net Customer Additions

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


Dated:  November 13, 2001