Form 10-K
period 2001-12-31
SPRINT CORP
filed 2002-03-04
CIK 101830

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________  to  ______________

                        Commission file number 1-04721

                              SPRINT CORPORATION
            (Exact name of registrant as specified in its charter)

                KANSAS                                 48-0457967
     (State or other jurisdiction                     (IRS Employer
   of incorporation or organization)               Identification No.)

            P.O. Box 11315,                               64112
         Kansas City, Missouri                         (Zip Code)
(Address of principal executive offices)              (913) 624-3000
    Registrant's telephone number,
          including area code

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class              Name of each exchange on which registered
            -------------------              -----------------------------------------
   FON Common Stock, Series 1, $2.00 par
        value, and FON Group Rights                   New York Stock Exchange
   PCS Common Stock, Series 1, $1.00 par
        value, and PCS Group Rights                   New York Stock Exchange

   Guarantees of Sprint Capital Corporation
           6.875% Notes due 2028                      New York Stock Exchange
              Corporate Units                         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to
these filing requirements for the past 90 days.    Yes __X__   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting and non-voting stock held by non-affiliates at February 22, 2002, was $19,874,360,163.
                COMMON SHARES OUTSTANDING AT FEBRUARY 22, 2002:

                        FON COMMON STOCK     889,784,995
                        PCS COMMON STOCK     988,716,032
                        CLASS A COMMON STOCK  43,118,018

                     Documents incorporated by reference.

Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 2001, is incorporated by reference in Part III hereof.

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
                                                             Sprint Corporation

Part I

--------------------------------------------------------------------------------
Item 1. Business
--------------------------------------------------------------------------------

The Corporation

Sprint Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted in its subsidiaries.

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, Sprint's local division currently serves approximately 8.2 million access lines in 18 states. Sprint also operates a 100% digital personal communications service, or PCS, wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. Sprint owns PCS licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands. Sprint operates in industries that have been and continue to be subject to consolidation and dynamic change. As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

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

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. In addition, the Class A common shares owned by France Telecom (FT) and Deutsche Telekom AG (DT) were reclassified into shares representing both FON and PCS stock. These transactions are referred to as the Recapitalization.

At the end of 2001, FT no longer held FON shares, and DT no longer held either FON or PCS shares.

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

Operating Segments

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division and the product distribution and directory publishing businesses. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division and the product distribution and directory publishing businesses. The PCS Group includes the PCS wireless telephony products and services business. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. For financial information relating to Sprint's segments, see Note 17 to Sprint's consolidated financial statements under Item 8--Financial Statements and Supplementary Data in this Form 10-K.

Sprint FON Group

General Overview of the Sprint FON Group

The FON Group is comprised of the global markets division, the local division and the product distribution and directory publishing businesses. The main activities of the global markets division include domestic and international long distance communications (except for consumer long distance services used by customers within Sprint's local franchise territories), broadband fixed wireless services and certain other ventures. The global markets division is the nation's third-largest provider of long distance services. The activities of the local division include local exchange communications and consumer long distance services used by customers within Sprint's local franchise territories.

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories. Sprint has retained investment bankers to explore values that Sprint could obtain if it were to sell the directory publishing business.

Global Markets Division

The global markets division's financial performance for 2001, 2000 and 1999 is summarized as follows:

             -----------------------------------------------------
                                           2001     2000    1999
             -----------------------------------------------------
                                                 (millions)
             Net operating revenues       $ 9,916  $10,528 $10,308
                                          ------------------------
             Operating income (loss)/(1)/ $(2,049) $   585 $ 1,175
                                          ------------------------

/(1)/ Includes a $1.7 billion one-time restructuring and asset impairment charge in 2001. In 2000, a $238 million one-time asset impairment charge is included.

General

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as Internet protocol and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. In addition, the global markets division is expanding its ability to provide web and applications hosting, consulting services, and colocation services. Through this division, Sprint also provides broadband services and digital subscriber line services, which enable high-speed transmission of data over existing copper telephone lines between the customer and the service provider.

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint added high-speed data services in several markets served by Multipoint Multichannel Distribution Services (MMDS) capabilities in addition to cable TV services. MMDS is a fixed wireless network that can be built either using a system of interconnected smaller cells or as a single tower that distributes signals through microwave from a single transmission point to multiple receiving points. The global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. In the 2001 fourth quarter, Sprint announced it would halt further deployment of MMDS services using current direct sight access technology. Current customers will continue to receive service and Sprint will wait for development of second generation technology and pursue alternative strategies to capture the value from these assets.

The global markets division also reflects the costs of establishing international operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig Telecommunicacoes Ltda., a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Competition

The division competes with AT&T, WorldCom and other telecommunications providers in all segments of the long distance communications market. AT&T continues to have the largest market share of the domestic long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to fill their networks with traffic volume. The Regional Bell Operating Companies (RBOCs) have obtained authorization to provide in-region long distance service in certain states, which has heightened competition in those states. As the RBOCs have entered the long distance service market, they have proven to be formidable long distance competitors. In addition, long distance services provided by wireless service providers are expected to continue to adversely affect the global markets division. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies.

Strategy

In order to achieve profitable market share growth in an increasingly competitive long distance communications environment, the global markets division intends to leverage its principal strategic assets: its high-capacity national fiber-optic network, its tier one Internet Protocol network, its base of business and residential customers, its established national brand, and offerings available from other FON Group operating entities, the PCS Group and other affinity relationships. The long distance operation will focus on expanding its presence in the high-growth data communications markets and aspires to become the provider of choice for delivery of end-to-end service to business and residential customers. The global markets division continues to deploy network and systems infrastructure which provides reliability, cost effectiveness and technological improvements. In order to create integrated product offerings for its customers, the global markets division is solidifying the linkage of its long distance operation with Sprint's other operations such as the local division and the PCS Group.

Local Division

General

The local division (LTD) consists mainly of regulated local phone companies serving approximately 8.2 million access lines in 18 states. LTD provides local voice and data services for customers within its franchise territories, access by phone customers and other carriers to LTD's local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

LTD's financial performance for 2001, 2000 and 1999 is summarized as follows:

                  -------------------------------------------
                                          2001   2000   1999
                  -------------------------------------------
                                              (millions)

                  Net operating revenues $6,247 $6,155 $5,958
                                         --------------------
                  Operating income/(1)/  $1,783 $1,763 $1,553
                                         --------------------

/(1)/ Includes a $109 million one-time restructuring charge in 2001.

AT&T is LTD's largest customer for network access services. The percentage of the division's net operating revenues from services (mainly network access services) provided to AT&T were 7% in 2001, 8% in 2000 and 10% in 1999. Revenues from AT&T were 2% of the FON Group's revenues in 2001, 3% in 2000 and 4% in 1999.

Competition

Because LTD operations are largely in rural markets, competition in its markets is occurring more gradually. In urban areas, however, there is already substantial competition for business customers, with varying levels of competition in third tier and rural markets. Cable modems provide increasing competition for second line and data services for residential customers, and wireless services will continue to grow as an alternative to wireline services. There continues to be significant competition in toll services. Certain mergers or other combinations involving competitors may increase competition. Competition in these services is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

Strategy

LTD's strategy is to market to its local customers Sprint's entire product portfolio as well as its core product line of local voice, advanced network features and data products, including Digital Subscriber Line (DSL).

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

The financial performance for the product distribution and directory publishing businesses for 2001, 2000 and 1999 is summarized as follows:

                  -------------------------------------------
                                          2001   2000   1999
                  -------------------------------------------
                                              (millions)

                  Net operating revenues $1,762 $1,936 $1,758
                                         --------------------
                  Operating income/(1)/  $  284 $  284 $  242
                                         --------------------

/(1)/ Includes a $7 million one-time restructuring charge in 2001.

Sprint PCS Group

General Overview of the Sprint PCS Group

The PCS Group includes Sprint's wireless personal communication services (PCS) operations. At year-end 2001, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands. The service offered by the PCS Group and its third party affiliates now covers over 247 million people. The PCS Group provides nationwide service through a combination of:

   .  operating its own digital network in major U.S. metropolitan areas,

   . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

   . roaming on other providers' analog cellular networks using multi-mode handsets, and

   . roaming on other providers' digital networks that use code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format.

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investments in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico; SVC BidCo L.P., a joint venture to acquire wireless spectrum rights; and Virgin Mobile U.S.A., a joint venture to market wireless services. These investments are accounted for using the equity method.

The financial performance for the PCS Group for 2001, 2000 and 1999 is summarized as follows:

                ------------------------------------------------
                                        2001    2000     1999
                ------------------------------------------------
                                              (millions)
                Net operating revenues $9,725  $ 6,341  $ 3,373
                                       ------------------------
                Operating loss/(1)/    $ (647) $(1,928) $(3,237)
                                       ------------------------

/(1) Includes a $10 million one-time restructuring charge in 2001. Includes a $24 million charge in 2000 for costs associated with the terminated merger between Sprint and WorldCom. /

Competition

Each of the markets in which the PCS Group competes is served by other two-way wireless service providers, including cellular, enhanced specialized mobile radio (ESMR), and PCS operators and resellers. A majority of the markets have five or more commercial mobile radio service (CMRS) providers and each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Many of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The Federal Communications Commission (FCC) recently decided to allow CMRS providers to own more spectrum, up to 55 MHz, in urban markets and to eliminate its rule imposing spectrum limits in January 2003. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators.

Strategy

The business objective of the PCS Group is to expand capacity and network coverage and increase market penetration by aggressively marketing competitively priced PCS products and services under the Sprint and Sprint PCS brand names, offering enhanced voice and data services and seeking to provide superior customer service. The principal elements of the PCS Group's strategy for achieving these goals are:

   .  operating a nationwide digital wireless network,

   . leveraging the operating scale of the PCS Group's national network to achieve significant cost advantages in purchasing power, operations, and marketing,

   . leveraging Sprint's national brand to gain consumer confidence in, and acceptance of, the PCS Group's products and services,

   .  using state-of-the-art technology, including CDMA,

   .  incorporating third generation (3G) technology into its network,

   .  delivering superior service to its customers,

   .  growing its customer base using multiple distribution channels,

   .  continuing to expand capacity and coverage and

   .  offering PCS Group services in combination with FON Group services.

Legislative and Regulatory Developments

Telecommunications services are subject to regulation at the federal level by the FCC and at the state level by public utilities commissions. In general, incumbent local exchange carriers (ILECs) such as Sprint's local phone companies are subject to the most extensive regulation. Regulation not only covers rates and service terms, but also the terms on which ILECs provide connections and network elements to potential competitors known as competitive local exchange carriers (CLECs). Long distance providers such as the global markets division are subject to less regulation, but still must comply with various statutory requirements and regulations. CMRS providers such as the PCS Group are not regulated from a retail pricing standpoint but are subject to various licensing and technical requirements imposed by the FCC and states.

Telecommunications has been and remains the subject of legislative initiatives at both the federal and state levels. The Telecommunications Act of 1996 (Telecom Act) was the first comprehensive update of the Communications Act of 1934. Among other things, the Telecom Act provided a framework for local competition, but required the passage of implementing rules by the FCC and the states. These rules have been the subject of numerous appeals to both the courts and to Congress. In virtually every session of Congress since the adoption of the Telecom Act, legislation has been proposed to amend it. In addition, members of Congress use Congressional hearings and letters to emphasize points to regulators. This Congressional participation in the development of regulatory policy and enforcement makes the regulatory process less predictable and potentially adverse to Sprint's interest. Similar legislative involvement occurs in various states.

Sprint FON Group

Competitive Local Service

The Telecom Act was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required ILECs to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow colocation of interconnection equipment by competitors. The rules implementing the Telecom Act are the subject of legal challenges and uncertainty. Moreover, many of the CLECs that invested money to participate in local competition have filed for bankruptcy. Thus, the future of local competition remains unclear.

The FON Group is impacted by local competition rules from two perspectives: primarily, as an ILEC for approximately 4% of the access lines in the United States and, secondarily, as a potential CLEC for the remainder of the country's access lines. The FON Group has largely terminated its CLEC efforts at this point because entry into local markets as a reseller or through unbundled network elements proved to be uneconomic. In addition, in the 2001 fourth quarter, the FON Group terminated its efforts to offer an integrated voice and data all-distance service known as Sprint ION. The FON Group continues to offer DSL service targeted to business customers on a CLEC basis in selected cities. Sprint also is implementing a metropolitan area network (MAN) strategy through the lease and purchase of dark-fiber rings in key U.S. cities. This fiber-optic infrastructure is expected to enable Sprint to reduce local access costs in the future.

In 1999, the Supreme Court affirmed the authority of the FCC to establish rules and prices relating to interconnection and unbundling of the ILECs' networks. The FCC subsequently reaffirmed in large part the list of network elements incumbents are required to provide on an unbundled basis, and strengthened colocation requirements. It also took steps to speed the deployment of advanced technologies such as DSL technology. DSL technology enables high-speed transmission of data over existing copper telephone lines between the customer and the service provider.

The FCC's order identifying the network elements required to be provided on an unbundled basis and its order intended to speed the deployment of advanced technologies have both been appealed to the D.C. Circuit Court of Appeals. In addition, the FCC has commenced a review of its ILEC unbundled network element rules and initiated proceedings to explore whether it should establish performance measures for ILEC provision of unbundled network elements and special access services.

In 2000, the U.S. Court of Appeals for the Eighth Circuit invalidated the pricing standards the FCC had adopted for unbundled network elements and resale of ILEC services. The court also refused to reconsider, in light of the Supreme Court decision discussed above, the court's prior holding that ILECs could not be required to combine unbundled network elements on behalf of other carriers. In 2001, the U.S. Supreme Court granted certiorari of three issues from the Eighth Circuit decision. The Supreme Court is reviewing whether the Telecom Act forecloses the cost methodology adopted by the FCC for interconnection rates with the ILECs. A related issue dealing with whether rejection of historical costs is a constitutional taking is also being considered. Finally, the Supreme Court is considering whether ILECs have a duty under the Telecom Act to combine previously uncombined network elements when requested and for a fee. If the Supreme Court affirms the Eighth Circuit's decision, the FCC or the state regulatory commissions would have to formulate new pricing standards for unbundled network elements and interconnection.

Separately, in a 2000 decision, the D.C. Circuit Court of Appeals remanded to the FCC the issue of what types of equipment ILECs must allow competitors to colocate in their offices. In July 2001, the FCC adopted an order revising the test used to determine what equipment can be colocated, requiring ILECs to cross connect competitor's colocated facilities and giving ILECs more control over where colocation space will be provided. This order has been appealed to the D.C. Circuit Court of Appeals.

The FCC has also convened a proceeding to determine the appropriate regulatory requirements for ILEC provision of domestic broadband telecommunications.

RBOC Long Distance Entry

The Telecom Act also allows RBOCs to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. By year-end 2001, Verizon Communications had entered the long distance market in New York, Massachusetts, Connecticut and Pennsylvania, and SBC Communications had entered the long distance market in Texas, Kansas, Oklahoma, Arkansas and Missouri. Both have been successful in obtaining a significant market share in a short period of time. The RBOCs may secure regulatory clearance to offer long distance services in a significant number of their respective markets in the near future. As the RBOCs have entered the market, they have proven to be formidable long distance competitors. Some of the impact on Sprint may be offset by wholesale revenues from those RBOCs which choose to resell Sprint services.

Universal Service Requirements and Access Reform

The FCC continues to address issues related to universal service and access reform. In 2000, the FCC adopted an access reform plan that substantially reduced switched access charges paid by long distance carriers to the large ILECs and created a new universal service fund that offsets a portion of this reduction in access charges. In connection with its advocacy of this plan, Sprint committed that it would flow through the reductions in switched access costs over the five-year life of the plan to both business and residential customers. Sprint also committed to certain other pricing actions, including eliminating charges to residential and single-line business customers which had been used to pass through certain access costs that were eliminated by this plan, and maintaining, for the duration of the plan, at least one pricing option that does not include a minimum usage charge. The FCC order adopting this access reform plan requires Sprint to adhere to these commitments. The FCC's order was appealed to the U.S. Court of Appeals for the Fifth Circuit. The court upheld the majority of the FCC's order, but remanded that part of the order creating a $650 million universal service support obligation and using a 6.5% access charge price adjustment.

The FCC and many states have established "universal service" programs to ensure affordable, quality local telecommunications services for all U.S. residents. The FON Group's assessment to fund these programs is typically a percentage of interstate and international end-user revenues. Currently, management cannot predict the extent of the FON Group's future federal and state universal service assessments, or its ability to recover its contributions to the universal service fund from its customers.

In May 2001, the FCC initiated a proceeding to determine whether the carrier assessment program described in the preceding paragraph should be changed. In the proceeding, the FCC will address whether to move from a carrier assessment based on revenues to a customer per line assessment collected by carriers on a bill and remit basis and how to adjust carrier contributions to account for RBOC entry into long distance, the loss of market share by long distance carriers, growth in wireless and Internet protocol telecommunications, and increased bundling of telecommunications and non-telecommunications services.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA required telecommunications companies to meet certain "assistance capability requirements" by June 30, 2000. LTD has agreed to a CALEA deployment schedule with the Department of Justice (DOJ) and has obtained an extension for CALEA compliance from the FCC until March 31, 2002. LTD has also filed a petition, supported by the DOJ, for further extension until June 30, 2002. Where circuit-switched technology was installed before 1995, reimbursement for hardware and software upgrades to facilitate CALEA compliance was authorized. Currently, LTD uses circuit-switching for the bulk of its traffic and most LTD switches were installed before 1995 and qualify for reimbursement if upgrades are required by the DOJ.

Reallocation of Spectrum

The FCC has initiated a proceeding to identify additional spectrum for use by 3G wireless services. The FCC has issued an order refusing to relocate incumbents, including Sprint, in the 2.5 GHz band, but it has proposed allocating to this use certain spectrum (the 2150-2162 MHz band) currently used by Sprint and others in the provisioning of its MMDS. Sprint has indicated a willingness to relocate from the 2150-2162 MHz band if suitable replacement spectrum can be found and if Sprint is reimbursed for its relocation costs.

MMDS License Conditions

The FCC auctioned certain MMDS licenses - those licensed on a basic trading area (BTA) geographic basis - in 1996 for a term of ten years. Those licenses will expire in 2006. The licenses may be renewed by the FCC for additional ten year terms. The FCC rules require all licensees of auctioned MMDS spectrum to meet certain buildout requirements in order to retain their licenses of this spectrum. These licensees are required to construct stations to provide signals capable of reaching at least two-thirds of the population of the applicable service area by

August 16, 2003 or five years from the deadline specified on a conditional license, whichever is later. Although Sprint believes it has met these requirements in a number of its MMDS markets, it has not received confirmation from the FCC. Failure to comply with FCC requirements in a given market could result in the loss of the MMDS license for that part of the service area in which the buildout requirements are not met.

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

   .  rule on assignments and transfers of control of PCS licenses,

   . govern the interconnection of PCS networks with other wireless and wireline carriers,

   .  establish access and universal service funding provisions,

   .  impose fines and forfeitures for violations of any of the FCC's rules,

   .  regulate the technical standards governing wireless services, and

   .  impose other obligations that it determines to be in the public interest.

The FCC currently prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio licenses totaling more than 55MHz in any geographic area. This limitation on the ownership of spectrum terminates on January 1, 2003.

The FCC is considering the reallocation of additional spectrum for 3G purposes. After the FCC - in coordination with the National Telecommunications Infrastructure Administration (NTIA) - identifies which spectrum bands should be used for advanced wireless services, this spectrum will be auctioned. The amount of spectrum that will be reallocated and the cost of moving incumbent users cannot be determined at this time. In addition, the FCC plans to auction spectrum in the 700 MHz band which is currently used for analog broadcasting. It is not clear if the allocation of additional spectrum for 3G purposes and the auction of 700 MHz spectrum for mobile services may impact the value of the PCS Group's current spectrum licenses. At the present time the PCS Group believes that it has adequate spectrum to implement its business plan and deploy 3G services throughout the United States.

PCS License Transfers and Assignments

The FCC must approve any substantial changes in ownership or control of a PCS license. Noncontrolling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, the FCC now requires only post-consummation notification of certain proforma assignments or transfers of control.

PCS License Conditions

All PCS licenses are granted for 10-year terms if the FCC's construction requirements are met. The licenses are subject to renewal. All 30 MHz broadband major trading area (MTA) licensees must build PCS networks offering coverage to
 1/3 of the population within five years and 2/3 within 10 years. In June 2000, the PCS Group met the five-year buildout requirement in all its MTA markets. All 10 MHz and 15 MHz broadband PCS licensees must construct networks offering coverage to at least 1/4 of the population or make a showing of "substantial service" within five years of license grant. Sprint anticipates that it will meet the 10/15 MHz five-year buildout requirement in all its BTA markets by the April 2002 deadline. Licenses may be revoked if the FCC's construction requirements are not met.

PCS licenses may be renewed for additional 10-year terms. Renewal applications are not subject to auctions and the FCC will award a license renewal to a licensee that can demonstrate it has provided "substantial service" during the past license term and it has substantially complied with the FCC rules.

Other FCC Requirements

Broadband PCS providers cannot unreasonably restrict or prohibit other companies from reselling their services. They also cannot unreasonably discriminate against resellers. CMRS resale obligations expire in November 2002.

Local exchange carriers must program their networks to allow customers to retain, at the same location, existing telephone numbers when switching from one telecommunications carrier to another. This is referred to as local number portability (LNP). By November 24, 2002, all covered CMRS providers must offer a database solution for LNP, one that must be able to support roaming. Covered CMRS providers must provide LNP in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, but only at the request of another carrier (CMRS provider or local exchange carrier).

A number of CMRS carriers, including the PCS Group, have asked the FCC to delay the date by which carriers must implement LNP. The LNP requirement will increase the operating costs of all

CMRS carriers and may result in higher churn rates among carriers. At this time, it is unclear whether the FCC will delay the LNP requirement. LNP would disproportionately affect the largest carriers.

Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities in a two-tiered manner. In the first phase, wireless carriers must identify the base station from which a call originated. In the second phase, wireless carriers must provide location within a radius as small as fifty meters. Implementation of the second phase location requirements must generally begin within six months of a valid request by a public safety organization. The PCS Group has been granted a limited waiver of certain emergency 911 obligations. This waiver defers the obligation to implement the second phase location technologies until December 31, 2002.

Communications Assistance for Law Enforcement Act

CALEA requires telecommunications carriers, including Sprint, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. The FCC had adopted rules implementing this statute, and has established various implementation deadlines. Like other CMRS carriers, the PCS Group has sought certain extensions of these deadlines, and these requests remain pending. Sprint believes that the FCC will grant extensions of the deadlines; however, if the extension requests are not granted, the PCS Group could be subjected to fines if it is unable to comply with a surveillance request from a law enforcement agency due to the failure to provide the required surveillance capabilities.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration (FAA) regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause certain cell site locations to come under National Environmental Policy Act (NEPA) and National Historic Preservation Act (NHPA) regulation. The FCC's NEPA and NHPA rules require carriers to meet certain land use and radio frequency standards. These requirements can delay or prevent siting in certain areas.

Universal Service Requirements and Access Charges

The FCC and many states have established "universal service" programs to ensure affordable, telecommunications services for all U.S. residents. The PCS Group's "contribution" to these programs is, at present, typically a percentage of end-user revenues. In May 2001, the FCC initiated a proceeding to reconsider the manner in which carrier contributions to the federal universal service fund are assessed. The FCC could adopt a new assessment methodology that would shift more of the universal service funding burden to wireless carriers. Currently, however, management cannot predict the extent of the PCS Group's future federal and state universal service assessments, or its ability to recover its contributions to the universal service fund from customers.

In April 2001, the FCC initiated a proceeding to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers. Separately, in October 2001, the PCS Group and AT&T filed petitions for a declaratory ruling with the FCC regarding the lawfulness of the PCS Group's practice of charging AT&T for terminating AT&T's long distance calls to the PCS Group's wireless customers. Sprint cannot predict the outcome of these actions; however the FCC may reduce access charges or determine that the PCS Group was not and/or is not entitled to charge for access.

State and Local Regulation

The Telecom Act preempts state and local regulation of market entry or the rates charged by a CMRS provider. States may, however, regulate "other terms and conditions" of mobile service, such as billing practices and other consumer-related issues.

The location and construction of radio towers and antennas are also subject to a variety of state and local zoning, land use and regulatory requirements. Therefore, the time needed to obtain zoning approvals for the construction of additional wireless facilities varies from market to market and state to state. Delays in the construction of facilities can have an adverse effect on the PCS Group's ability to serve its customers.

The potential impact on Sprint, the FON Group and the PCS Group of material regulatory developments is discussed under Risk Factors Relating to Sprint.

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

Patents, Trademarks and Licenses

Sprint owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. Sprint expects to apply for and develop trademarks, service marks and patents for the benefit of the groups in the ordinary course of business. Sprint is a registered trademark of Sprint and Sprint PCS is a registered service mark of Sprint. Sprint is also licensed under domestic and foreign patents and trademarks owned by others. In total, these patents, patent applications, trademarks, service marks and licenses are of material importance to the business. Generally, Sprint's trademarks, trademark licenses and service marks have no limitation on duration; Sprint's patents and licensed patents have remaining terms generally ranging from one to 19 years.

Pursuant to certain of the PCS Group's third party supplier contracts, the PCS Group has certain rights to use third party supplier trademarks in connection with the buildout, marketing and operation of its network.

Employee Relations

At year-end 2001, Sprint had approximately 83,700 active employees. Approximately 9,600 FON Group employees were represented by unions. During 2001, Sprint had no material work stoppages caused by labor controversies.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION offerings and announced plans to reduce operating costs. These decisions included work force reductions in the FON Group and corporate functions. See
Note 4 of Notes to Consolidated Financial Statements, "Restructuring and Asset Impairments," for more information on the impacts of these decisions.

In February 2002, Sprint announced it would close five of its smaller Sprint PCS customer service call centers to reduce operating costs. The call center closings will result in a workforce reduction of approximately 3,000 jobs.

Management

For information concerning the executive officers of Sprint, see ''Executive Officers of the Registrant'' in this document.

Information as to Business Segments

For information required by this section, refer to Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to Note 17 of Sprint's "Notes to Consolidated Financial Statements" section of the Financial Statements filed as part of this document.

Risk Factors Relating to Tracking Stocks

Unless the context otherwise requires, references to "Sprint," "we," "us," and "our" mean Sprint Corporation and its subsidiaries.


--------------------------------------------------------------------------------
Because the FON stock and the PCS stock are classes of common stock of Sprint, not of the group they are intended to track, the holders of the FON stock and PCS stock are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Therefore, the market price of the FON stock could be adversely affected by the business of the PCS Group and the market price of the PCS stock could be adversely affected by the business of the FON Group.

--------------------------------------------------------------------------------

FON stock and PCS stock are intended to track the performance of the FON Group and the PCS Group, respectively. However, they do not represent a direct legal interest in the assets and liabilities of the groups, but rather represent a direct equity interest in our assets and liabilities as a whole. Therefore, holders of FON stock and PCS stock are common stockholders of Sprint and as such are subject to the risks related to all of our businesses, assets and liabilities. This means that events affecting the business, assets or financial condition of the FON Group could also adversely affect the business, assets or financial condition of the PCS Group and events affecting the business, assets, or financial condition of the PCS Group could adversely affect the business, assets or financial condition of the FON Group. Consequently, these events could affect the market price of both the FON stock and the PCS stock.

--------------------------------------------------------------------------------
The market price of the FON stock and the PCS stock may not accurately reflect the performance of the group they are intended to track.
--------------------------------------------------------------------------------

The market price for each stock may not reflect the reported financial results and prospects of the group which it is intended to track or the dividend policies established by our board of directors with respect to that class of common stock. For example, if investors have negative expectations for the FON Group or Sprint as a whole, the market price of the PCS stock could be adversely affected without regard to the performance of the PCS Group.

--------------------------------------------------------------------------------
The complex nature of the tracking stocks may adversely affect the market prices of the FON stock and PCS stock.
--------------------------------------------------------------------------------

The complex nature of the terms of the FON stock and the PCS stock, such as the relative voting power and dividend policies applicable to each class of common stock, and the difficulties investors may have in understanding these terms may adversely affect the market prices of the FON stock and the PCS stock.

--------------------------------------------------------------------------------
Holders of FON stock and PCS stock are stockholders of Sprint and generally do not have specific rights related to the assets or business of the group they are intended to track. Holders of FON stock and PCS stock vote together on most matters submitted to a vote of our stockholders and the holders of the class of common stock with the least votes will not be able to determine the outcome of the vote.
--------------------------------------------------------------------------------

Sprint is the issuer of both the FON stock and the PCS stock, and these stocks do not represent a direct interest in either group. As a result, with few exceptions, holders of FON stock and PCS stock have only the rights customarily held by common stockholders of a corporation and do not have rights specifically related to the assets or business of either group. For example, holders of FON stock vote together with holders of PCS stock as a single class on most matters, including the election of directors. The FON stock has one vote per share. The vote per share of the PCS stock fluctuates, based on its market price relative to the market price of a share of FON stock for a period of time before the record date for a stockholders' meeting. To the extent that the aggregate voting power of the outstanding PCS stock is greater than that of the FON stock, the holders of the PCS stock would be in a position to control the outcome of stockholder votes, including the election of directors. This would be true even if the matter to be voted upon involves a conflict in the interests of the holders of the FON stock and the PCS stock.

--------------------------------------------------------------------------------
Under applicable corporate law, Sprint's board of directors does not owe separate duties to the holders of the FON stock or to the holders of the PCS stock.
--------------------------------------------------------------------------------

Under applicable corporate law, Sprint's board of directors owes its fiduciary duties to all of Sprint's stockholders. There is only a single board of directors and no separate board represents solely the interests of the holders of the FON stock or PCS stock. Consequently, there is no board of directors that owes separate duties to the holders of either the FON stock or the PCS stock. Our tracking stock policies provide that our board, in resolving material matters in which the holders of FON stock and PCS stock have potentially divergent interests, will act in the best interest of Sprint and all of its common stockholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of common stock. These tracking policies may be changed by the board of directors without stockholder approval.


--------------------------------------------------------------------------------
Conflicts of interest between holders of FON stock and PCS stock in transactions between the FON Group and the PCS Group or in our dealings with third parties could be resolved by our board of directors to the detriment of the holders of one or the other class of common stock.
--------------------------------------------------------------------------------

Holders of FON stock and PCS stock may have interests that differ from or conflict with the interests of holders of the other stock. For example, conflicts could arise with respect to decisions by our board of directors with respect to, among other things, the following matters:


   . conversion of the outstanding shares of PCS stock into shares of FON stock, which our board of directors may do any time,


   .  payment of dividends on FON stock or PCS stock,


   . sale of the assets of either the FON Group or the PCS Group to a third party,


   .  transfer of assets from one group to the other group,


   . allocation of consideration in a merger among holders of FON stock and PCS stock,


   .  intercompany loans from one group to the other group,


   . formulation of public policy positions that could have different effects on the interests of the FON Group and the PCS Group, and


   .  operational and financial decisions.


Policies adopted by our board of directors with respect to our tracking stocks provide that loans from the FON Group to the PCS Group will be made at interest rates and on terms and conditions substantially equivalent to the interest rates and terms and conditions that the PCS Group would be able to obtain from third parties, including the public markets, as a wholly-owned subsidiary, but without the benefit of any guaranty from Sprint or any member of the the FON Group. This provision applies regardless of the interest rate at which the loaned funds are borrowed by Sprint or the FON Group. We anticipate that the interest rates payable by the PCS Group will continue to be higher than those payable by Sprint or the FON Group for the foreseeable future.

Sprint's tracking stock policies also provide guidelines for addressing material conflicts. Sprint's board of directors has appointed a committee, consisting of outside board members, to interpret and oversee implementation of these policies. Subject to these policies, the resolution of conflicts by the board may benefit, or appear to benefit, one group at the expense of the other group.

--------------------------------------------------------------------------------
Our directors generally own more FON stock than PCS stock, which could give rise to claims of conflict of interest.
--------------------------------------------------------------------------------

In general, members of our board of directors have a greater economic interest in the FON Group than in the PCS Group. This difference in ownership could give rise to claims of conflict of interest when our board of directors makes decisions on matters where the interests of the FON Group and the PCS Group diverge.

--------------------------------------------------------------------------------
Payments to the PCS Group under the tax sharing arrangement could be less than expected, and our board of directors could change the terms of the tax sharing arrangement to the detriment of the PCS Group.
--------------------------------------------------------------------------------

Federal and state income taxes incurred by us are allocated between the groups in accordance with a tax sharing arrangement. These allocations are based principally on the taxable income and tax credits contributed by each group. Allocations to or from the PCS Group are intended to reflect its actual incremental cumulative effect (positive or negative) on Sprint's consolidated federal and state taxable income and related tax liability and tax credit positions. Significant payments pursuant to the tax sharing arrangement have been made by the FON Group to the PCS Group and we expect that significant payments will continue to be made by the FON Group to the PCS Group in the near future, in light of the operating losses that the PCS Group has incurred or is expected to incur during this time. It is possible that these payments will be more or less than expected. For example, PCS Group losses or FON Group income could be less than anticipated, in which case the payments to the PCS Group would be less than expected. Sprint's board of directors could change the terms of the tax sharing arrangement in a way that would benefit one group over the other group.

--------------------------------------------------------------------------------
Sprint's board of directors has the discretion to change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without the approval of Sprint's stockholders.
--------------------------------------------------------------------------------

Sprint's board of directors, subject to the restrictions in Sprint's articles of incorporation, has the discretion to change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without the approval of Sprint's stockholders. It is possible that a change in the existing allocation of the assets and liabilities between the groups could adversely affect the FON Group or the PCS Group. We intend to disclose any change in this allocation in our reports filed with the SEC; however, this disclosure is not required and the timing and content of this disclosure is at our discretion. Because our stockholders would not be entitled to vote on any change in the allocations, the market prices of the FON stock and the PCS stock may not reflect a change until the change is disclosed by us.

--------------------------------------------------------------------------------
Sprint's board of directors could change its established policies relating to the holders of FON stock to the detriment of the FON Group or could change its established policies relating to the holders of PCS stock to the detriment of the PCS Group.
--------------------------------------------------------------------------------

Sprint's board of directors may change its tracking stock policies without the approval of Sprint's stockholders. Sprint's board of directors may also adopt additional policies depending upon the circumstances. The board of directors may adopt new policies and change existing policies in a manner consistent with its fiduciary duties after giving fair consideration to the potentially divergent interests and all other relevant interests of the holders of the separate classes of common stock, including the holders of FON stock and the holders of PCS stock. However, new policies and changes to the existing policies could have different impacts upon holders of FON stock and PCS stock and could affect one common stock negatively in relation to the other common stock.

--------------------------------------------------------------------------------
The structure of the tracking stocks may impede an acquisition of either group.
--------------------------------------------------------------------------------

If either group were a stand-alone entity, a person that did not wish to negotiate with our management could seek to acquire that group by means of a tender offer or proxy contest involving only the stockholders of that entity. However, because each group is a part of Sprint, acquiring either group without negotiation with our management would require a proxy contest or tender offer to gain control of Sprint as a whole and would probably require solicitations to holders of both FON stock and PCS stock. This may hinder potential acquirers of the assets of either group and thereby prevent holders of either class of common stock from achieving additional return on their investment related to such acquisitions.

--------------------------------------------------------------------------------
Holders of either class of common stock may receive less in an acquisition of the assets of the group than they would if the group were a separate company.
--------------------------------------------------------------------------------

If either group were a stand-alone entity and its shares were acquired by another person, certain costs, including corporate level taxes, might not be payable in connection with the acquisition. As a result, holders of FON stock might receive more consideration in an acquisition of the FON Group if the FON Group were an independent company. Similarly, holders of PCS stock might receive more consideration in an acquisition of the PCS Group if the PCS Group were an independent company. In addition, the after-tax proceeds per share that holders of either common stock would receive as a result of a disposition of the assets of the group tracked by that class of common stock might be less than the market value per share of that common stock before or after the announcement of such disposition.

Risk Factors Relating to Sprint

--------------------------------------------------------------------------------
Failure to satisfy Sprint's substantial capital requirements could cause us to delay or abandon our expansion plans.
--------------------------------------------------------------------------------

The PCS Group and the FON Group will continue to require substantial additional capital to continue to expand their businesses. Sprint may not be able to arrange additional financing to fund its capital requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our financial performance, general economic conditions, and prevailing market conditions. Many of these factors are beyond Sprint's control. Either of the PCS Group's or the FON Group's financing efforts may adversely affect the other group's ability to raise additional capital. Failure to obtain suitable financing could, among other things, result in the inability of the PCS Group and/or the FON Group to continue to expand their businesses and meet competitive challenges.

--------------------------------------------------------------------------------
Sprint's substantial leverage will reduce cash flow from operations available to fund our business, could cause a decline in our credit rating, and could limit our ability to raise additional capital.
--------------------------------------------------------------------------------

We have substantial indebtedness. We intend to incur additional indebtedness in the future as we implement the business plans of the PCS Group and the FON Group. In connection with the execution of our business strategies, we are continually evaluating acquisition opportunities with respect to both the PCS Group and the FON Group, and we may elect to finance acquisitions by incurring additional indebtedness. We must use a portion of our future cash flow from operations to pay the principal and interest on our indebtedness, which will reduce the funds available for our operations, including capital investments and business expenses. This could hinder our ability to adjust to changing market and economic conditions. If we incur significant additional indebtedness, our credit rating could be adversely affected. As a result, our future borrowing costs would likely increase, our access to capital could be adversely affected and, depending on the severity of the downgrade, we would have to repay certain financing arrangements and provide additional security in connection with other financing arrangements.

--------------------------------------------------------------------------------
The PCS Group has a history of operating losses and the FON Group has experienced declining revenues and net income. If the PCS Group does not achieve and maintain profitability or if the FON Group continues to experience declining operating revenues and net income, our ability to compete effectively and our credit rating will likely be adversely affected.
--------------------------------------------------------------------------------

If the PCS Group does not achieve and maintain profitability on a timely basis, the PCS Group may be unable to make the capital expenditures necessary to implement its business plan, meet its debt service requirements, or otherwise conduct its business in an effective and competitive manner. This would require us to divert cash from other uses, which may not be possible or may detract from the growth of our other businesses. These events could limit our ability to increase revenues and net income of the PCS Group, the FON Group, and Sprint as a whole or cause these amounts to decline.

The FON Group has experienced declining operating revenues and net income for the past several quarters. In the 2001 fourth quarter, we announced plans to improve the FON Group's competitive position and reduce its costs, but we have not yet fully completed these actions. If we fail to successfully implement these plans, or if the FON Group cannot increase its revenues and net income, the FON Group may be unable to make the capital expenditures necessary to implement its business plan or otherwise conduct its business in an effective and competitive manner. This could further damage our ability to maintain or increase revenues and net income of the FON Group and of Sprint as a whole.

If the PCS Group does not achieve and maintain profitability on a timely basis or if the FON Group continues to experience declining operating revenues and net income, our credit rating will likely be adversely affected. If our credit rating is adversely affected, our future borrowing costs would likely increase, our access to capital may be adversely affected and, depending on the severity of the downgrade, we would have to repay certain financing arrangements and provide additional security in connection with other financing arrangements.

--------------------------------------------------------------------------------
Sprint faces intense competition that may reduce its market share and harm its financial performance.
--------------------------------------------------------------------------------

There is substantial competition in the telecommunications industry. The traditional dividing lines between long distance, local, wireless, and Internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets.

We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry, we could lose market share or experience a decline in revenue and net income.

PCS Group. Each of the markets in which the PCS Group competes is served by other wireless service providers, including cellular, enhanced specialized mobile radio (ESMR), and PCS operators and resellers. A majority of markets have five or more CMRS providers. Each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Many of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The FCC recently decided to allow CMRS providers to own more spectrum, up to 55 MHz, in urban markets and to eliminate its rule imposing spectrum limits in January 2003. However, the FCC plans to continue to review proposed mergers and combinations involving spectrum after the spectrum limits are eliminated. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer customers network features not offered by the PCS Group. The actions of these larger wireless communications operators could negatively affect the PCS Group's customer churn, ability to attract new customers, average revenue per user, cost to acquire customers, and operating costs per customer.

The PCS Group relies on agreements with competitors to provide automatic roaming capability to PCS Group customers in many of the areas of the United States not covered by the PCS Group's network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by the PCS Group's network or may be able to offer roaming rates that are lower than those offered by the PCS Group. Certain of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard (AMPS) for the dominant air interface on which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this mandatory standard and cellular operators cease to offer their AMPS networks for roaming, some PCS customers may have difficulty roaming in certain markets.

Many wireless providers, some of which have an infrastructure in place and have been operating for a number of years, have been upgrading their systems and provide expanded and digital services to compete with the PCS Group's services. Many of these wireless providers require their customers to enter into long term contracts, which may make it more difficult for the PCS Group to attract customers away from these wireless providers.

We anticipate that market prices for wireless voice services and products generally will continue to decline in the future as a result of increased competition. We also expect to face increased competition for access to distribution channels. Consequently, we may be forced to increase spending for advertising and promotions. All of this may lead to greater choices for customers, possible consumer confusion, and increased industry churn.

FON Group. The FON Group competes with AT&T, WorldCom and Qwest Communications International, as well as a host of smaller competitors, in the provision of long distance services. Companies such as Qwest Communications International have built high-capacity fiber-optic networks capable of supporting large amounts of bandwidth. Although these companies have not captured a large market share, they and others with a strategy of using Internet-based networks claim certain cost structure advantages which, among other factors, may position them well for the future. In addition, increased competition has forced lower prices for long distance services. The significant increase in capacity resulting from new networks may drive prices down further.

The Telecommunications Act of 1996 allows the RBOCs to provide long distance services in their respective regions if certain conditions are met. By year-end 2001, Verizon Communications had entered the long distance market in New York, Massachusetts, Connecticut and Pennsylvania, and SBC Communications had entered the long distance market in Texas, Kansas, Oklahoma, Arkansas and Missouri. Both have been successful in obtaining a significant market share in a short period of time. The RBOCs may secure regulatory clearance to offer long distance services in a significant number of their respective markets in the next 12 months. As the RBOCs have entered the market, they have proven to be formidable long distance competitors. In addition, long distance services provided by wireless service providers are expected to continue to adversely affect the global markets division.

Because our local division operates largely in rural markets, competition in the local division's markets is occurring more gradually. In urban areas, however, there is already substantial competition for business customers, with varying levels of competition in third tier and rural markets. Cable modems provide increasing competition for second line and data services for residential customers, and wireless services will continue to grow as an alternative to wireline services. These competitive inroads, combined with the current economic downturn, have resulted in some decline in access lines served by the local division and in its switched access minutes. Certain mergers or other combinations involving our competitors may increase competition.

--------------------------------------------------------------------------------
Demand for some of Sprint's communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy.
--------------------------------------------------------------------------------

Demand for some of Sprint's communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy. A number of the FON Group's wholesale customers have struggled financially and some have filed for bankruptcy. As a result, we have experienced lower than expected revenues for our wholesale business in recent quarters.

Likewise, a number of our suppliers have recently experienced financial challenges. If they cannot meet their commitments, we would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of our networks and the offering of our products and services.

If current general economic conditions continue or worsen, the revenues, cash flow, and operating results of the PCS Group, the FON Group, and our company as a whole could be adversely affected.

--------------------------------------------------------------------------------
Any failure by the PCS Group to continue the buildout of its network and meet capacity requirements of its customer growth will likely impair its financial performance and adversely affect Sprint's results of operations.
--------------------------------------------------------------------------------

The PCS Group has additional network buildout and substantial capacity additions to complete. As the PCS Group continues the buildout and expansion of its PCS network, it must:

   .  obtain rights to a large number of cell sites,

   . obtain zoning variances or other approvals or permits for network construction and expansion, and

   .  build and maintain additional network capacity to satisfy customer growth.

Network buildout and expansion may not occur as scheduled or at the cost that the PCS Group has estimated. The FCC requires certain levels of construction or "buildout" for licensees to retain their PCS licenses. Moreover, delays or failure to add network capacity, or increased costs of adding capacity, could limit our ability to increase the revenues of, or cause a deterioration in the operating margin of, the PCS Group or Sprint as a whole.

The PCS Group expects to continue to supplement its own network buildout through affiliation arrangements with other companies. Under these arrangements, these companies offer PCS services under the Sprint PCS brand name and complete network buildout at their own expense. In most cases, the PCS Group pays these companies a fee based on collected revenues for operating the network on its behalf. These affiliated PCS networks are in various stages of buildout. These companies may not be able to add capacity and operate in a manner that is beneficial to the PCS Group.

--------------------------------------------------------------------------------
Significant changes in the wireless industry could cause a decline in demand for the PCS Group's services.
--------------------------------------------------------------------------------

The wireless telecommunications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology such as the move to 3G wireless technology. This causes uncertainty about future customer demand for the PCS Group's services and the prices that we will be able to charge for these services. For example, the demands for wireless data services provided by the PCS Group may be affected by the proliferation of wireless local area networks using new technologies or the enactment of new laws or regulations restricting use of wireless handsets. The rapid change in technology may lead to the development of wireless telecommunications services or alternative services that consumers prefer over PCS. There is also uncertainty as to the extent to which airtime charges and monthly recurring charges may continue to decline. As a result, the future prospects of the wireless industry and the PCS Group and the success of PCS and other competitive services remain uncertain.

--------------------------------------------------------------------------------
A high rate of customer churn would likely impair the PCS Group's financial performance.
--------------------------------------------------------------------------------

A key element in the economic success of wireless carriers is the rate of customer churn. Customer churn for the PCS Group for the year 2001 was lower than it was for the year 2000. However, customer churn in the fourth quarter of 2001 was higher than the third quarter of 2001. Current strategies to reduce customer churn may not be successful. A high rate of customer churn would impair our ability to increase the revenues of, or cause a deterioration in the operating margin of, the PCS Group or Sprint as a whole.

--------------------------------------------------------------------------------
Government regulation could adversely affect the prospects and results of operations of the PCS Group and the FON Group.
--------------------------------------------------------------------------------

PCS Group. The licensing, construction, operation, sale, and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. The Communications Act of 1934 preempts state and local regulation of market entry by, and the rates charged by, CMRS providers. States may, however, regulate such things as billing practices and consumer-related issues. The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal statutes addressing environmental protection and historic preservation. The FCC, the FAA, or other governmental authorities having jurisdiction over the PCS Group's business could adopt regulations or take other actions that would adversely affect the business prospects or results of operations of the PCS Group.

FCC licenses to provide PCS services are subject to renewal and revocation. The PCS Group's metropolitan trading area licenses will expire in 2005, and its basic trading area licenses will expire in 2007. Metropolitan trading areas and basic trading areas are areas defined by the FCC for the purpose of issuing licenses for PCS. Several basic trading areas make up each metropolitan trading area. The licenses may be renewed by the FCC for additional ten year terms, but there is no guarantee that the PCS Group's licenses will be renewed. FCC rules require all PCS licensees to meet certain buildout requirements to retain their licenses. The PCS Group may not continue to obtain the requisite coverage. Failure to comply with FCC requirements in a given license area could result in revocation of the PCS Group's PCS license for that license area or the imposition of fines.

Failure by various regulatory bodies to make telephone numbers available in a timely fashion could result in the PCS Group not having enough local numbers to assign to new subscribers in certain markets. The FCC has adopted rules to promote the efficient use of numbering resources, including restrictions on the assignment of telephone numbers to carriers, including wireless carriers. The FCC has delegated to states the authority to assign, administer, and conserve telephone numbers. The FCC recently lifted its prohibition on area codes designated only for customers using a specific technology, such as an area code for only those using wireless technology, and will now consider proposals submitted by state commissions seeking to implement this change. Depending on the rules adopted by the states, the supply of available numbers could be adversely restricted. As a result, the PCS Group:

   . may be required to assign subscribers non-local telephone numbers, which may be a disincentive for potential customers to subscribe to PCS service,

   . may incur significant costs to either acquire new numbers or reassign subscribers to new numbers, and

   .  may be unable to enroll new subscribers at projected rates.

FON Group. FCC licenses to provide MMDS are subject to renewal and revocation. The FCC auctioned certain MMDS licenses--those licensed on a basic trading area geographic basis--in 1996 for a term of ten years. Those licenses will expire in 2006. The licenses may be renewed by the FCC for additional ten year terms, but there is no guarantee that Sprint's MMDS licenses will be renewed. The FCC rules require all licensees of auctioned MMDS spectrum to meet certain buildout requirements in order to retain their licenses of this spectrum. These licensees are required to construct stations to provide signals capable of reaching at least two-thirds of the population of the applicable service area by August 16, 2003 or five years from the deadline specified on a conditional license, whichever is later. Although the FON Group believes it has met these requirements in a number of its MMDS markets, it has not received confirmation from the FCC. Failure to comply with FCC requirements in a given market could result in the loss of the MMDS license for that part of the service area in which the buildout requirements are not met or the imposition of fines.

--------------------------------------------------------------------------------
Failure to complete development and rollout of new technology could affect Sprint's ability to compete in the industry.
--------------------------------------------------------------------------------

We are currently in the process of developing and rolling out various new technologies intended to help us compete in the industry. We have entered into several major contracts with vendors and undertaken other initiatives for the provision of 3G technology to be included in our PCS network, and we are negotiating other major contracts. Successful implementation of this upgrade depends on the success of the contract negotiations and the vendors meeting their obligations in a timely manner. We may not successfully complete the development and rollout of 3G technology or any other new technology in a timely manner, and 3G technology or any other new technology may not be widely accepted by customers. In either case, we may not be able to compete effectively in the industry.

--------------------------------------------------------------------------------
Item 2. Properties
--------------------------------------------------------------------------------


Sprint's gross property, plant and equipment totaled $48.7 billion at year-end 2001. Of this amount $17.7 billion relates to the FON Group's local communications services, $14.4 billion relates to the FON Group's global markets communications services, $14.6 billion relates to the PCS Group's services and the remainder relates to the FON Group's product distribution and directory publishing businesses' properties and general support assets.

The FON Group's gross property, plant and equipment totaled $34.1 billion at year-end 2001. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The long distance operation has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network. See Note 15 of the Notes to Consolidated Financial Statements.

The product distribution and directory publishing businesses' properties mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.

The PCS Group's properties consist of leased and owned office space for its corporate operations, network monitoring personnel, customer care centers and retail stores, and PCS network assets including base transceiver stations, switching equipment and towers. The PCS Group leases space for base station towers and switch sites for its PCS network. At year-end 2001, the PCS Group had under lease (or options to lease) approximately 21,000 cell sites.

Sprint owns its corporate headquarters building and is in the process of building a corporate campus in the greater Kansas City metropolitan area.

Gross property, plant and equipment totaling $15.5 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

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

While it is not possible to determine the ultimate disposition of each of these proceedings, Sprint believes that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on Sprint's, the FON Group's or the PCS Group's financial conditions or results of operations. For additional information see Note 15 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

--------------------------------------------------------------------------------
Item 10(b). Executive Officers of the Registrant
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Office                                                              Name                     Age
------------------------------------------------------------------------------------------------
Chairman and Chief Executive Officer                                William T. Esrey/(1)/    62
President and Chief Operating Officer                               Ronald T. LeMay/(2)/     56
President--Local Telecommunications Division                        Michael B. Fuller/(3)/   57
President--Global Markets Division                                  Len J. Lauer/(4)/        44
President--Sprint PCS                                               Charles E. Levine/(5)/   48
Executive Vice President--General Counsel and External Affairs      J. Richard Devlin/(6)/   51
Executive Vice President--Chief Financial Officer                   Arthur B. Krause/(7)/    60
Senior Vice President and Treasurer                                 Gene M. Betts/(8)/       49
Senior Vice President--Public Relations and Brand Management        Forrest E. Mattix/(9)/   48
Senior Vice President and Controller                                John P. Meyer/(10)/      51
Senior Vice President--Strategic Planning and Corporate Development Liane J. Pelletier/(11)/ 44
Senior Vice President--Human Resources                              I. Benjamin Watson/(12)/ 53

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

/(3)/ Mr. Fuller was elected President--Local Telecommunications Division in
      1996.

/(4)/ Mr. Lauer became President--Global Markets Division in September 2000. He had been elected President--Sprint Business in June 2000. Mr. Lauer served as President--Consumer Services Group of Sprint/United Management Company from 1999 to 2000. He joined Sprint in 1998 as Senior Vice President--Quality, Development and Public Relations. From 1995 to 1998, he had been President and Chief Executive Officer of Bell Atlantic--New Jersey, a telecommunications company.

/(5)/ Mr. Levine was elected President--Sprint PCS in February 2001. He had served as Chief Operating Officer--PCS since October 2000. He had served as Chief Sales and Marketing Officer of Sprint Spectrum Holding Company since 1998. Mr. Levine joined Sprint Spectrum Holding Company in 1997 as Chief Marketing Officer. Before joining Sprint Spectrum Holding Company, he was President of Octel Link, a voice mail equipment and services provider, and Senior Vice President of Octel Services from 1994 to 1996.

/(6)/ Mr. Devlin was elected Executive Vice President--General Counsel and
      External Affairs in 1989.

/(7)/ Mr. Krause was elected Executive Vice President--Chief Financial Officer in 1988.

/(8)/ Mr. Betts was elected Senior Vice President in 1990. He was elected
      Treasurer in 1998.

/(9)/ Mr. Mattix was elected Senior Vice President--Public Relations and Brand
      Management in August 2000. He had served as Chief Public Relations Officer of Sprint Spectrum Holding Company since 1996.

/(10)/ Mr. Meyer was elected Senior Vice President--Controller in 1993.

/(11)/ Ms. Pelletier was elected Senior Vice President--Strategic Planning and
       Corporate Development in August 2000. She had served as Vice President--Corporate Strategy of Sprint/United Management Company since 1995.

/(12)/ Mr. Watson was elected Senior Vice President--Human Resources in 1993.

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

Part II

--------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

Common Stock Data

--------------------------------------------------------------------------------

                                         2001 Market Price
                                        --------------------
                                                      End of
                                         High   Low   Period
                    ----------------------------------------
                    FON Stock, Series 1
                      First quarter     $29.31 $20.34 $21.99
                      Second quarter     23.87  19.06  21.36
                      Third quarter      24.60  19.50  24.01
                      Fourth quarter     24.39  18.50  20.08
                    PCS Stock, Series 1
                      First quarter      33.25  15.72  19.00
                      Second quarter     27.50  16.43  24.15
                      Third quarter      27.10  22.25  26.29
                      Fourth quarter     29.05  21.50  24.41

--------------------------------------------------------------------------------

                                           2000 Market Price
                                          --------------------
                                                        End of
                                           High   Low   Period
                 ---------------------------------------------
                 FON Stock, Series 1
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

/(1)/ In the 2000 first quarter, Sprint effected a two-for-one stock split of its Sprint PCS common stock. Market prices before the split have been restated.

As of February 22, 2002, Sprint had approximately 67,800 FON stock, series 1 record holders, 60,600 PCS stock, series 1 record holders, four PCS stock, series 2 record holders, one PCS stock, series 3 record holder, and one Class A common stock record holder. The principal trading market for Sprint's FON stock, Series 1 and PCS stock, Series 1 is the New York Stock Exchange. The PCS stock, Series 2 and 3 and the Class A common stock are not publicly traded. Sprint paid a FON stock dividend of $0.125 per share in each of the quarters of 2001 and 2000. Sprint paid Class A common stock dividends of $0.125 per share in the first quarter of 2001 and in each of the quarters of 2000. Sprint does not intend to pay dividends on the PCS stock in the foreseeable future.

On November 2, 2001, Sprint Capital Corporation, Sprint's finance subsidiary, sold $1.75 billion of its 6% notes due 2007, unconditionally guaranteed by Sprint, that were not registered under the Securities Act of 1933. The sale of the notes by Sprint Capital Corporation was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the notes were sold in transactions not involving a public offering. The aggregate offering price was $1.74 billion and the aggregate discount was $6 million. Banc of America Securities LLC and Lehman Brothers Inc. acted as joint book running managers for the offering. The other investment banking firms that purchased the notes were Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Deutsche Banc Alex. Brown, and The Williams Capital Group, L.P. These institutions then sold the notes to "qualified institutional buyers" as defined in rule 144A under the Securities Act, in reliance on rule 144A, and to persons in offshore transactions in reliance on Regulation S under the Securities Act.

As a condition to the sale of the notes, Sprint Capital Corporation agreed to conduct an exchange offer. Sprint Capital Corporation registered substantially identical 6% notes due 2007 with the SEC on a Form S-4 Registration Statement (No. 333-75578). The exchange offer terminated on February 21, 2002.

--------------------------------------------------------------------------------
Item 6. Selected Financial Data
--------------------------------------------------------------------------------

Consolidated Selected Financial Data

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   2001     2000     1999    1998/(1)/ 1997/(1)/
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       (millions, except per share data)
Results of Operations
--------------------------------------------------------------------------------------------------------------------------------
Net operating revenues                                                            $26,071  $23,613  $20,265  $17,144   $14,947
Operating income (loss)/(3)/                                                         (662)     505     (307)     190     2,451
Income (Loss) from continuing operations/(3),(4)/                                  (1,402)    (576)    (745)     585     1,094

Earnings per Share and Dividends
--------------------------------------------------------------------------------------------------------------------------------
Earnings per Sprint common share from continuing operations:/(2),(3),(4)/
   Diluted                                                                        $    NA  $    NA  $    NA  $  2.19   $  2.51
   Basic                                                                               NA       NA       NA     2.23      2.54
Dividends per Sprint common share                                                      NA       NA       NA     0.75      1.00

Earnings (Loss) per Share and Dividends
--------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per common share from continuing operations:/(2),(3),(4),(5),(6)/
   Sprint FON Group (diluted)                                                     $ (0.16) $  1.45  $  1.97  $  0.18   $    NA
   Sprint FON Group (basic)                                                         (0.16)    1.47     2.01     0.18        NA
   Sprint PCS Group (diluted and basic)                                             (1.27)   (1.95)   (2.71)   (0.63)       NA
Dividends per FON common share                                                       0.50     0.50     0.50    0.125        NA

Financial Position
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $45,793  $43,068  $39,721  $33,257   $18,274
Property, plant and equipment, net                                                 28,977   25,316   21,969   18,983    11,494
Total debt (including long-term borrowings, equity unit notes and
 redeemable preferred stock)                                                       22,883   18,975   17,028   12,445     3,891
Shareholders' equity                                                               12,616   13,716   13,313   12,202     9,025

Cash Flow Data
--------------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities--continuing operations                         $ 4,691  $ 4,297  $ 1,939  $ 4,199   $ 3,372
Capital expenditures                                                                9,046    7,152    6,114    4,231     2,863

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

See footnotes following Consolidating Selected Financial Data.

NA = Not applicable

--------------------------------------------------------------------------------
Item 6. Selected Financial Data (continued)
--------------------------------------------------------------------------------

Consolidating Selected Financial Data

----------------------------------------------------------------------------------------------------------------
                                                                   2001     2000     1999    1998/(1)/ 1997/(1)/
----------------------------------------------------------------------------------------------------------------
                                                                                   (millions)
Results of Operations
----------------------------------------------------------------------------------------------------------------
Net operating revenues
   Sprint FON Group                                               $16,924  $17,688  $17,160  $15,958   $14,947
   Sprint PCS Group                                                 9,725    6,341    3,373    1,294        --
   Eliminations                                                      (578)    (416)    (268)    (108)       --
                                                                  -------------------------------------------
   Consolidated                                                   $26,071  $23,613  $20,265  $17,144   $14,947
                                                                  -------------------------------------------
Operating income (loss)/(3)/
   Sprint FON Group                                               $   (15) $ 2,433  $ 2,930  $ 2,760   $ 2,470
   Sprint PCS Group                                                  (647)  (1,928)  (3,237)  (2,570)      (19)
                                                                  -------------------------------------------
Consolidated                                                      $  (662) $   505  $  (307) $   190   $ 2,451
                                                                  -------------------------------------------
Income (Loss) from continuing operations/(3),(4)/
   Sprint FON Group                                               $  (146) $ 1,292  $ 1,736  $ 1,675   $ 1,513
   Sprint PCS Group                                                (1,249)  (1,868)  (2,481)  (1,090)     (419)
   Eliminations                                                        (7)      --       --       --        --
                                                                  -------------------------------------------
   Consolidated                                                   $(1,402) $  (576) $  (745) $   585   $ 1,094
                                                                  -------------------------------------------
Financial Position
----------------------------------------------------------------------------------------------------------------
Total assets
   Sprint FON Group                                               $24,164  $24,089  $22,247  $18,975   $16,581
   Sprint PCS Group                                                22,190   19,763   17,924   15,165     1,703
   Eliminations                                                      (561)    (784)    (450)    (883)      (10)
                                                                  -------------------------------------------
   Consolidated                                                   $45,793  $43,068  $39,721  $33,257   $18,274
                                                                  -------------------------------------------
Property, plant and equipment, net
   Sprint FON Group                                               $17,508  $15,833  $14,002  $12,464   $11,307
   Sprint PCS Group                                                11,516    9,522    7,996    6,535       187
   Eliminations                                                       (47)     (39)     (29)     (16)       --
                                                                  -------------------------------------------
   Consolidated                                                   $28,977  $25,316  $21,969  $18,983   $11,494
                                                                  -------------------------------------------
Total debt (including long-term borrowings, equity unit notes and redeemable preferred stock)
   Sprint FON Group                                               $ 5,324  $ 4,518  $ 5,443  $ 4,452   $ 3,891
   Sprint PCS Group                                                17,839   14,906   12,015    8,721        --
   Eliminations                                                      (280)    (449)    (430)    (728)       --
                                                                  -------------------------------------------
   Consolidated                                                   $22,883  $18,975  $17,028  $12,445   $ 3,891
                                                                  -------------------------------------------
Shareholders' equity
   Sprint FON Group                                               $11,704  $12,343  $10,514  $ 9,024   $ 7,639
   Sprint PCS Group                                                   912    1,366    2,794    3,229     1,386
   Eliminations                                                        --        7        5      (51)       --
                                                                  -------------------------------------------
   Consolidated                                                   $12,616  $13,716  $13,313  $12,202   $ 9,025
                                                                  -------------------------------------------
Cash Flow Data
----------------------------------------------------------------------------------------------------------------
Net cash from operating activities--continuing operations
   Sprint FON Group                                               $ 4,585  $ 4,305  $ 3,700  $ 3,915   $ 2,899
   Sprint PCS Group                                                   106       (8)  (1,692)    (159)       38
   Eliminations                                                        --       --      (69)     443       435
                                                                  -------------------------------------------
   Consolidated                                                   $ 4,691  $ 4,297  $ 1,939  $ 4,199   $ 3,372
                                                                  -------------------------------------------
Capital expenditures
   Sprint FON Group                                               $ 5,295  $ 4,105  $ 3,534  $ 3,159   $ 2,709
   Sprint PCS Group                                                 3,751    3,047    2,580    1,072       154
                                                                  -------------------------------------------
   Consolidated                                                   $ 9,046  $ 7,152  $ 6,114  $ 4,231   $ 2,863
                                                                  -------------------------------------------

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

See footnotes following Consolidating Selected Financial Data.

================================================================================
Item 6. Selected Financial Data (continued)
--------------------------------------------------------------------------------

/(1)/ Sprint's 1998 results of operations include Sprint PCS' operating results on a consolidated basis for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as ''Other partners' loss in Sprint PCS'' in the results of operations. Before 1998, Sprint's investment in Sprint PCS was accounted for using the equity method. Sprint PCS' financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS' cash flows only after the PCS Restructuring date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information relating to the November 1998 PCS Restructuring.

/(2)/ As discussed in Note 1 of Notes to Consolidated Financial Statements, the
      Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

/(3)/ In 2001, Sprint recorded a restructuring and asset impairment charge of $1,814 million representing the termination of Sprint ION, as well as additional steps to reduce overall operating costs. The charge to the FON Group was $1,804 million. The charge to the PCS Group was $10 million. In 2001, the FON Group also recorded a charge for litigation of $24 million for the global markets division. These charges reduced Sprint's operating income by $1,838 million to an operating loss and increased the loss from continuing operations by $1,151 million. In 2000, the FON Group recorded a $238 million asset impairment representing the write-down of the Global Markets Division's Paranet operations, and a $163 million one-time charge for costs associated with the proposed WorldCom merger, which was terminated. The PCS Group recorded costs associated with the terminated WorldCom merger of $24 million. These charges reduced Sprint's operating income by $425 million and increased the loss from continuing operations by $273 million. In 1998, the PCS Group recorded a one-time charge to write off $179 million of acquired in-process research and development costs related to the PCS Restructuring. This charge reduced operating income and income from continuing operations by $179 million. The FON Group recorded a one-time charge of $20 million in 1997 related to litigation within the global markets division. This charge reduced income from continuing operations by $13 million.

/(4)/ In 2001, the FON Group recorded in Other expense, net, one-time charges of $62 million which increased the loss from continuing operations by $90 million. These amounts included a write-down of an equity investment of $157 million which increased the loss from continuing operations by the same amount, and a loss on the sale of an investment of $25 million which increased the loss from continuing operations by $8 million. Additionally, Sprint modified certain retirement plan benefits resulting in a curtailment gain of $120 million which reduced the loss from continuing operations by $75 million. Also in 2001, the FON Group recorded net gains on investment activities of $14 million which reduced the loss from continuing operations by $9 million. In 2000, the FON Group recorded one-time charges of $122 million related to write-downs of certain equity investments. These charges increased the loss from continuing operations by $109 million. Also in 2000, the FON Group recorded net one-time gains of $71 million from the sale of an independent directory publishing operation and from investment activities, which reduced the loss from continuing operations by $44 million. In 2000, the PCS Group recorded a net one-time gain of $28 million from the sale of customers and network infrastructure to a PCS third party affiliate. This gain reduced the loss from continuing operations by $18 million. In 1999, the FON Group recorded net one-time gains of $54 million from investment activities which reduced the loss from continuing operations by $35 million. In 1998, the FON Group recorded net one-time gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million. In 1997, the FON Group recorded one-time gains of $71 million mainly from sales of local exchanges and certain investments. These gains increased income from continuing operations by $44 million.

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

/(6)/ As the effects of including the incremental shares associated with options and Employees Stock Purchase Plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation for the PCS Group for all periods presented and for the year ended December 31, 2001 for the FON Group.

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

   .  the impact of new technologies on Sprint's business;

   .  unexpected results of litigation filed against Sprint;

   . the possibility of one or more of the markets in which Sprint competes being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and

   . other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

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

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------


Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, the local division currently serves approximately 8.2 million access lines in 18 states. Sprint also operates a 100% digital PCS, wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. Sprint owns PCS licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands.

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

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. In addition, the Class A common shares owned by FT and DT were reclassified into shares representing both FON stock and PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis).

At the end of 2001, FT no longer held FON shares, and DT no longer held either FON or PCS shares.

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

Board Discretion Regarding Tracking Stocks

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

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Sprint. To aid in that understanding, management has identified Sprint's "critical accounting policies". These policies have the potential to have a more significant impact on Sprint's financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

   . Allocation Policies between Tracking Stocks--As discussed previously, the FON common stock is intended to reflect the financial results and economic value of the FON Group and the PCS common stock is intended to reflect the financial results and economic value of the PCS Group. The FON common stock and the PCS common stock are both classes of common stock of Sprint, and together, the groups reflect 100% of Sprint's business activities.

   . Allocation policies regarding shared activities are critical to the understanding of Sprint's business, as well as the business and results of the FON Group and the PCS Group. The allocation of assets, financial resources and certain costs requires judgment by management and the allocation methods used are subject to the discretion of the Board of Directors in its fulfillment of its fiduciary duties to all of Sprint's shareholders. These policies are discussed in Part 1, Item 1. Business, Risk Factors Relating to Tracking Stocks, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Nonoperating Items, Allocation of Group Financing, as well as in Note 1 of the Notes to Consolidated Financial Statements.

   . Revenue Recognition Policies--As discussed in Note 1 of the Notes to Consolidated Financial Statements, Sprint recognizes operating revenues as services are rendered or as products are delivered to customers. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the credit worthiness of our customers, and other relevant factors. A more detailed discussion of the policies by which Sprint recognizes reserves and adjustments to revenue streams and related reserves and provisions for uncollectible customer accounts is included in our discussion of Segmental Results of Operations within MD&A.

   . Employee Benefit Plan Assumptions-- Retirement Benefits are a significant cost of doing business and yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by a company. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate, and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and periodic benefit cost incurred by the company. Sprint's policies and key assumptions are included in our discussion of Other Income (Expense), Net within MD&A, as well as in Note 8 of the Notes to Consolidated Financial Statements.

   . Long-lived Asset Recovery--Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of Sprint's total assets. Changes in technology or changes in Sprint's intended use of these assets may cause the estimated period of use or the value of these assets to change. Sprint performs annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Additionally, long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require both judgment and estimation. Sprint's policies regarding accounting for these assets and assessing their recoverability are included in our Discussion of Segmental Results of Operations within MD&A, as well as in Notes 1 and 18 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. In addition, the global markets division is expanding its ability to provide web and applications hosting, consulting services, and colocation services. Through this division Sprint also provides broadband services and digital subscriber line (DSL) services, which enable high-speed transmission of data over existing copper telephone lines.

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint converted several markets served by Multipoint Multichannel Distribution Services (MMDS) capabilities from cable TV services to high-speed data services. MMDS is a fixed wireless network that can be built either using a system of interconnected smaller cells or as a single tower that distributes signals through microwave from a single transmission point to multiple receiving points. The global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. In the 2001 fourth quarter Sprint announced it would halt further deployment of MMDS services using current direct sight access technology. Current customers will continue to receive service and Sprint will wait for development of second generation technology. Sprint will also pursue alternative strategies for the spectrum leases and licenses.

The global markets division also reflects the costs of establishing international IP operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig Telecommunicacoes Ltda. (Intelig), a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Local Division

The local division (LTD) consists mainly of regulated local phone companies serving approximately 8.2 million access lines in 18 states. LTD provides local voice and data services, including DSL, for customers within its franchise territories, access by phone customers and other carriers to LTD's local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

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

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 2001, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve the entire U.S. population including Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including third party affiliates, now reaches over 247 million people. The PCS Group provides nationwide service through:

   .  operating its own digital network in major U.S. metropolitan areas,

   . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

   . roaming on other providers' analog cellular networks using multi-mode handsets, and

   . roaming on other providers' digital networks that use code division multiple access (CDMA).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico, SVC BidCo L.P., a joint venture to acquire wireless spectrum rights, and Virgin Mobile U.S.A., a joint venture to market wireless services. These investments are accounted for using the equity method.

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

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Total net operating revenues were as follows:

               --------------------------------------------------
                                        2001     2000     1999
               --------------------------------------------------
                                               (millions)
               FON Group               $16,924  $17,688  $17,160
               PCS Group                 9,725    6,341    3,373
               Intergroup eliminations    (578)    (416)    (268)
               --------------------------------------------------
               Net operating revenues  $26,071  $23,613  $20,265
                                       -------------------------

Income (Loss) from continuing operations was as follows:

           ---------------------------------------------------------
                                            2001    2000     1999
           ---------------------------------------------------------
                                                  (millions)
           FON Group                         (146) $ 1,292  $ 1,736
           PCS Group                       (1,249)  (1,868)  (2,481)
           Intergroup eliminations             (7)      --       --
           ---------------------------------------------------------
           Loss from continuing operations (1,402) $  (576) $  (745)
                                           ------------------------

Income (loss) from continuing operations as presented in the above table includes the after-tax impacts of the one-time items discussed in the following paragraphs.

In the 2001 fourth quarter, Sprint recorded a one-time restructuring charge and asset impairment of $1,136 million representing the termination of Sprint ION, as well as additional steps to reduce overall operating costs. Additionally, in the 2001 fourth quarter, Sprint recorded a one-time litigation charge of $15 million. The 2001 one-time items also include a write-down of the FON Group's equity method investment in Intelig of $157 million which had an other than temporary decline in market value, a loss on the sale of a portion of the FON Group's investment in EarthLink of $8 million, a benefit plan curtailment gain of $75 million and net gains from other investment activities of $9 million. Excluding one-time items, loss from continuing operations would have been $170 million.

In the 2000 fourth quarter, Sprint completed analyses of the valuation of various FON Group assets and equity method investments resulting from its reassessment of the FON Group's business strategies in response to changes in the overall telecommunications industry. These analyses resulted in one-time charges of $152 million primarily related to a write-down of goodwill associated with the FON Group's Paranet operations, $87 million for the write-down of the FON Group's equity method investment in Call-Net, which had an other than temporary decline in market value, and $22 million for the write-down of certain FON Group investment securities, which had an other than temporary decline in market value. The 2000 one-time items also include charges of $121 million for costs associated with the terminated WorldCom merger, net gains of $44 million from the sale of an independent directory publishing operation and investment activities in the FON Group, and an $18 million gain from the sale of customers and network infrastructure to a PCS third party affiliate. Excluding one-time items, loss from continuing operations would have been $256 million.

In 1999, one-time items include a gain of $35 million from investment activities in the FON Group. Excluding the one-time item, loss from continuing operations would have been $780 million.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

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

Global Markets Division

               --------------------------------------------------
                                        2001     2000     1999
               --------------------------------------------------
                                               (millions)
               Net operating revenues
                 Voice                 $ 6,644  $ 7,094  $ 7,445
                 Data                    1,956    1,937    1,696
                 Internet                1,003      920      615
                 Other                     313      577      552
               --------------------------------------------------
               Total net operating
                revenues                 9,916   10,528   10,308
               --------------------------------------------------
               Operating expenses
                 Costs of services
                  and products           6,004    5,558    4,947
                 Selling, general and
                  administrative         2,955    3,026    3,141
                 Depreciation and
                  amortization           1,318    1,121    1,045
                 Restructuring and
                  asset impairment       1,688      238       --
               --------------------------------------------------
               Total operating
                expenses                11,965    9,943    9,133
               --------------------------------------------------
               Operating income
                (loss)                 $(2,049) $   585  $ 1,175
                                       -------------------------
               Operating margin             NM      5.6%    11.4%
                                       -------------------------
               Capital expenditures    $ 3,580  $ 2,294  $ 1,774
                                       -------------------------

The global markets division faced significant challenges in 2001. The economic downturn coupled with industry-wide pricing pressures and excess capacity contributed to a 6% decline in net operating revenues and an operating loss for the year. In the 2001 fourth quarter, a decision was made to abandon the ION initiative and restructure operations resulting in a $1.7 billion charge. These actions were taken to respond to the unprecedented changes in the industry in an effort to better focus on enterprise data and Internet services and aggressively manage costs. Sprint expects continued downward pressure on revenues in 2002 due to the economy and price competition. Some year over year improvement in operating results is expected from the elimination of ION related costs and other cost reduction efforts. Further improvements in operations are largely dependent on the timing and extent of the economic recovery and the degree of growth achieved in the enterprise data and Internet services markets.

Net Operating Revenues

Net operating revenues decreased 6% in 2001 and increased 2% in 2000. Minute growth of 20% in 2001 and 18% in 2000, driven in part by the increase in business minutes sold to the PCS Group, was more than offset by a highly competitive pricing environment, as well as the current economic downturn. The decrease in net operating revenues also reflects year-over-year declines in dial-up Internet service provider-related revenues, cable capacity sales, professional services and legacy data services.

Voice Revenues

Voice revenues decreased 6% in 2001 and 5% in 2000. The 2001 decrease includes a decline in business and consumer voice revenues as a result of a more competitive pricing environment and continued wireless substitution. Business voice revenues also declined in 2001 as the revenue mix shifted toward lower yield customers, including affiliate sales and generally lower market pricing. The 2000 decrease was largely due to a decline in consumer voice revenues as a result of a more competitive pricing environment, lower calling card usage due to the increased use of wireless phones, and reductions in access cost pass-throughs resulting from the implementation of the Coalition for Affordable Local and Long Distance Service proposal (CALLS).

Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode (ATM) and frame relay services. These revenues were flat in 2001 and increased 14% in 2000. Results in 2001 were flat due to increased sales in ATM being offset by a decline in frame relay. Data revenues in 2001 were generally impacted by aggressive pricing in the marketplace and the current economic downturn. The 2000 increase was largely due to increased sales as a result of an increased emphasis on these services.

Internet Revenues

Internet revenues increased 9% in 2001 and 50% in 2000. The 2001 increase is a result of growth in dedicated IP, web hosting and security. These gains were partially offset by a decline in dial-up Internet service provider-related revenues driven by pricing declines with Sprint's largest customer for these services. The increase in 2000 was due to strong growth in dial-up Internet service provider-related revenues and dedicated service revenues.

Other Revenues

Other revenues decreased 46% in 2001 and increased 5% in 2000. The 2001 decrease reflects a lack of cable capacity sales, as well as declines in professional services and legacy data services. The 2000 increase was due to sales of ownership rights to transoceanic cable capacity and the inclusion of a full year of revenues from the cable TV service operations of the broadband fixed wireless companies purchased in 1999 largely offset by a decline in legacy data services.

During the 2001, 2000 and 1999 periods, cable capacity sales and sales of ownership rights to transoceanic cable represented less than 0.2%, 1% and 0.03% of net operating revenues, respectively. These transactions were executed primarily with Global One, and were in accordance with our transition services agreement.

Equipment sales completed in each of the periods discussed were routine in nature, were completed to support a customer's purchase of related telecommunications services, and represented less than 3%, 6% and 4% of net operating revenues for the 2001, 2000 and 1999 periods, respectively.

Revenue Reserves

All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB101). Significant estimates and assumptions are required, however, to determine the expected conversion of these revenues into cash collected. Because of this, the global markets division recognizes several types of reserves and adjustments against revenue. These reserves include:

   . billing adjustment reserves for pricing changes and usage disputes with customers (principally related to our business and wholesale customer base),

   . discount reserves for special pricing agreements and volume based incentives, and

   .  fraud reserves for unauthorized usage.

Each of these reserves requires management's judgment and are based on historical trending, industry norms, regulatory decisions and recognition of current market indicators regarding general economic conditions.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network, costs of equipment, and costs related to the development and deployment of Sprint ION. Costs of services and products increased 8% in 2001 and 12% in 2000.

Interconnection costs increased 16% in 2001 and remained flat in 2000. The 2001 increase was primarily due to a corresponding increase in call volumes. Reductions in per-minute international access costs as well as domestic access costs offset the impact of increased calling volumes in 2000. The domestic rate reductions were generally due to the FCC-mandated access rate reductions that took effect in July 1999, July 2000, and July 2001. The access rate reductions in July 2000 included the implementation of CALLS.

All other costs of services and products decreased 5% in 2001 and increased 42% in 2000. The 2001 decrease is related to lower sales of ownership rights to capacity on transoceanic cable offset by increased network costs of the long distance operation and costs associated with Sprint ION. The 2000 increase was largely due to the expansion of Sprint ION business services nationwide and the launch of consumer services in select markets as well as increased sales of ownership rights to capacity on transoceanic cable and growth in data services.

Total costs of services and products for global markets division were 60.5% of net operating revenues in 2001, 52.8% in 2000 and 48.0% in 1999.

Excluding Sprint ION related costs, total costs of services and products for the global markets division were 58.2% of net operating revenues in 2001, 50.5% in 2000 and 47.6% in 1999.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense decreased 2% in 2001 and 4% in 2000. The 2001 decrease is due to a reduction in advertising and promotion costs in both the consumer and business markets and a strong emphasis on cost control, partly offset by increased marketing and promotions of Internet services and an increase in bad debt expense primarily related to wholesale customers. In addition,

SG&A in 2001 was impacted by the one-time litigation charge of $24 million.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 3.8% in 2001, 2.6% in 2000 and 2.9% in 1999. Reserve for bad debt as a percent of outstanding accounts receivable was 12.7% in 2001, 10.5% in 2000, and 8.3% in 1999.

The 2000 decrease in total SG&A expense is due to a strong emphasis on cost control.

Total SG&A expense for the global markets division was 29.8% of net operating revenues in 2001, 28.7% in 2000 and 30.5% in 1999.

Excluding Sprint ION related costs, SG&A expense for the global markets division was 28.0% of net operating revenues in 2001, 26.7% in 2000 and 28.1% in 1999.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 18% in 2001 and 7% in 2000. The increases mainly reflect an increased asset base to enhance network reliability, meet increased demand for voice and data-related services as well as an increased asset base for growth of IP services and other growth initiatives. Depreciation and amortization expense was 13.3% of net operating revenues in 2001, 10.6% in 2000 and 10.1% in 1999.

Excluding Sprint ION related costs, depreciation and amortization expense for the global markets division was 12.1% of net operating revenues in 2001, 9.9% in 2000 and 9.5% in 1999.

Restructuring and Asset Impairment

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced a restructuring of the remaining global markets division business. This decision resulted in a one-time charge of $1.7 billion associated with asset write-offs, termination of supplier agreements, real estate leases, and other contractual obligations, as well as work force reduction severance costs.

Local Division

              ----------------------------------------------------
                                            2001    2000    1999
              ----------------------------------------------------
                                                 (millions)
              Net operating revenues
                Local service              $2,939  $2,846  $2,677
                Network access              2,032   1,987   1,918
                Long distance                 731     717     611
                Other                         545     605     752
              ----------------------------------------------------
              Total net operating revenues  6,247   6,155   5,958
              ----------------------------------------------------
              Operating expenses
                Costs of services and
                 products                   1,955   1,965   2,016
                Selling, general and
                 administrative             1,280   1,288   1,320
                Depreciation                1,120   1,139   1,069
                Restructuring and asset
                 impairment                   109      --      --
              ----------------------------------------------------
              Total operating expenses      4,464   4,392   4,405
              ----------------------------------------------------
              Operating income             $1,783  $1,763  $1,553
                                           ----------------------
              Operating margin               28.5%   28.6%   26.1%
                                           ----------------------
              Capital expenditures         $1,271  $1,371  $1,354
                                           ----------------------

In 2001, the local division was impacted by the economic slow down and growing competition resulting in a decline in access lines and minutes of use. Despite these pressures on revenue growth, the local division achieved steadily improving operating results by effectively managing costs. In the 2001 fourth quarter, the local division realigned its operations to further reduce costs and increase its effectiveness. These actions resulted in a $109 million charge to operations. Sprint expects that the economy and competition will continue to adversely impact access lines and minutes of use in 2002. However, revenues are expected to improve slightly and operating income is expected to be at a level consistent with 2001. Again, results are dependent on the timing and extent of the economic recovery.

Beginning in July 2000, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The main effect of this change was a reduction in the local division's ''Net Operating Revenues--Other Revenues.'' In addition, Sprint's local division transferred a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter. For comparative purposes, the following discussion of local division results assumes the transfer pricing change and the transfer of the customer service and telemarketing organization occurred at the beginning of 1999. Adjusting for these changes, operating margins would have been 28.5% in 2001, 28.4% in 2000 and 25.7% in 1999.

Net Operating Revenues

Net operating revenues increased 2% in 2001 and 5% in 2000. These increases mainly reflect increased special access revenue and increased sales of network-based services such as Caller ID and Call Waiting. Sales of network-based services and long distance services increased due to strong demand for bundled services which combine local service, network-based features and long distance calling. The local division ended 2001 with 8.2 million switched access lines, a decrease of 1% in 2001. Access lines increased 4% in 2000. The decrease in 2001 is driven by the economic slowdown, wireless and cable substitution and losses to competitive local providers. Net operating revenues were $6.2 billion in 2001, $6.1 billion in 2000 and $5.8 billion in 1999.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 3% in 2001 and 6% in 2000 due to continued demand for network-based services as well as increased equipment maintenance revenue. Revenue growth in 2000 also reflects increased revenues from access line growth.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 2% in 2001 and 4% in 2000. These increases mainly reflect strong growth in special access services. Volume growth in both periods was offset by FCC-mandated access rate reductions. Revenue growth in 2000 also reflects a 2% increase in minutes of use, however, revenue growth in 2001 is offset by a 3% reduction in minutes of use.

Long Distance Revenues

Long distance revenues are mainly derived from providing consumer long distance services to customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues increased 2% in 2001 and 17% in 2000. These increases reflect the success of bundled services, however, the 2001 growth is offset by a decline in intra-LATA long distance services.

Other Revenues

Other revenues decreased 2% in 2001 and 11% in 2000. These decreases were driven by a decline in equipment sales of 9% in 2001 and 20% in 2000 offset by an increase in colocation and data base revenues. The decreases in equipment sales were a result of both a planned shift in focus to selling higher margin products and the economic slowdown causing a reduction in customer demand for equipment.

Revenue Reserves

All revenues are recognized when the earnings process is complete in accordance with SAB101. Significant estimates and assumptions are required, however, to determine the expected conversion of these revenues into cash collected. Because of this, the local division recognizes several types of reserves and adjustments against revenues. These reserves include:

   . billing adjustment reserves for pricing changes, volume discounts and usage disputes with customers (principally related to our business and wholesale customer base),

   .  fraud reserves for unauthorized usage and

   .  return and rebate reserves for equipment sales.

Each of these reserves requires management's judgment and is based on historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs were flat in 2001 and decreased 1% in 2000. In 2001, declines in equipment sales and the success of cost control initiatives were offset by increases in access expense. The 2000 decrease was due to a decline in equipment sales. Costs of services and products were 31.3% of net operating revenues in 2001, 31.9% in 2000 and 33.8% in 1999.

Selling, General and Administrative Expense

Despite increases in bad debt expense, SG&A expense remained flat in 2001 and declined 1% in 2000 due to a strong emphasis on cost control. In 2001, a continuing emphasis on cost control, partly offset by an increase in bad debt expense accounted for these expenses being flat. The reserve for bad debts requires management's judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 2.5% in 2001, 1.5% in 2000, and 1.1% in 1999. Reserve for bad debt expense as a percent of outstanding accounts receivable was 6.9% in 2001, 4.8% in 2000, and 6.4% in 1999.

SG&A expense was 20.4% of net operating revenues in 2001, 21.0% in 2000 and 22.3% in 1999.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 2% in 2001 and increased 7% in 2000. The 2001 decrease is primarily due to a decrease in metallic cable depreciation rates. The decrease is due to metallic cable proving to be adequate in carrying higher bandwidth services such as DSL, thus extending its life. The 2000 increase was mainly due to increased capital expenditures in switching and transport technologies which have shorter asset lives. Depreciation and amortization expense was 18.0% of net operating revenues in 2001, 18.5% in 2000 and 18.2% in 1999.

Restructuring and Asset Impairment

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. This decision resulted in a one-time charge of $109 million associated with the severance costs of the work force reductions and contractual obligations.

Product Distribution and Directory Publishing Businesses

                ------------------------------------------------
                                          2001    2000    1999
                ------------------------------------------------
                                               (millions)
                Net operating revenues   $1,762  $1,936  $1,758
                Operating expenses
                  Costs of services and
                   products               1,276   1,460   1,345
                  Selling, general and
                   administrative           174     176     154
                  Depreciation and
                   amortization              21      16      17
                  Restructuring charge        7      --      --
                ------------------------------------------------
                Total operating expenses  1,478   1,652   1,516
                ------------------------------------------------
                Operating income         $  284  $  284  $  242
                                         ----------------------
                Operating margin           16.1%   14.7%   13.8%
                                         ----------------------
                Capital expenditures     $  111  $    8  $   36
                                         ----------------------

In 2001, the product distribution business was impacted by the economic slow down. The cut back in capital spending in the telecommunications industry caused a significant reduction in non-affiliated sales. Sprint expects the demand for equipment to continue to be soft in 2002.

Net Operating Revenues

Net operating revenues decreased 9% in 2001 and increased 10% in 2000. Nonaffiliated revenues accounted for over 60% of revenues in 2001, 2000 and 1999. These revenues decreased 14% in 2001 and increased 11% in 2000. The decrease in 2001 nonaffiliated revenues was mainly due to significant decreases in equipment sales resulting from the economic slowdown causing reduced customer demand for equipment. The increase in nonaffiliated revenues in 2000 was mainly due to the consolidation of a directory publishing partnership. In the second half of 2000, the directory publishing partnership, previously accounted for as an equity method investment, was fully consolidated due to a restructuring in the partnership management. Sales to affiliates were flat in 2001, but increased 8% in 2000 due to changes in the local division's capital program.

Operating Expenses

Costs of services and products decreased 13% in 2001 and increased 9% in 2000. The 2001 decrease reflects a decrease in equipment sales. The 2000 increase was due to the consolidation of the directory publishing partnership. SG&A expense decreased 1% in 2001 and increased 14% in 2000. The 2000 increase was due to costs related to the transformation of the product distribution business to a web-enabled business as well as the consolidation of the directory publishing partnership.

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. This decision resulted in a charge of $7 million associated with the severance costs of the work force reductions and contractual obligations.

PCS Group

             -----------------------------------------------------
                                         2001     2000     1999
             -----------------------------------------------------
                                                (millions)
             Net operating revenues     $ 9,725  $ 6,341  $ 3,373
             -----------------------------------------------------
             Operating expenses
               Costs of services and
                products                  5,295    3,942    3,150
               Selling, general and
                administrative            2,917    2,426    1,937
               Depreciation and
                amortization              2,150    1,877    1,523
               Restructuring and asset
                impairment                   10       --       --
               Merger related costs          --       24       --
             -----------------------------------------------------
             Total operating expenses    10,372    8,269    6,610
             -----------------------------------------------------
             Operating loss             $  (647) $(1,928) $(3,237)
                                        -------------------------
             Loss from continuing
              operations                $(1,249) $(1,868) $(2,481)
                                        -------------------------
             Capital expenditures       $ 3,751  $ 3,047  $ 2,580

In 2001, the PCS Group led the industry in customer growth for the third year in a row resulting in a 53% increase in net operating revenues and a $1.28 billion improvement in operating results. For much of 2001, the impact of the economic downturn had not extended to the wireless industry. However, in the fourth quarter, there were signs of weakening in customer growth for both the wireless industry and the PCS Group. Based on an industry-consensus view that about 17 million new wireless subscribers will be added in 2002, Sprint would expect to add about 3 million net customers in 2002 while continuing to focus on profitability.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 24% of net operating revenues in 2001 and 2000, and 27% in 1999.

Net Operating Revenues

                -----------------------------------------------
                                                2001  2000 1999
                -----------------------------------------------
                Customers at year-end
                 (millions)                      13.6  9.5  5.7
                                                ---------------
                Average monthly service revenue
                 per user (ARPU)                $  61 $ 59 $ 58
                                                ---------------

Net operating revenues include service revenues and sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges and activation fees. Service revenues increased 58% in 2001 mainly reflecting an increase in the average number of customers and an increase in ARPU. The improvement in ARPU in 2001 was mainly due to customers subscribing to higher usage service plans, an increase in billed minutes over plan and the implementation of activation charges in the second quarter of 2000.

The PCS Group assesses access charges to long distance carriers for the termination of landline originated calls. Though regulations generally entitle a carrier that terminates a call on the behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers have disputed the PCS Group's assessment of these charges as well as the corresponding rate at which the charges were determined. The issue is currently pending before the FCC. Management cannot predict, with certainty, the final outcome of this action, but believes adequate provisions have been recorded in the PCS Group's results of operations.

The PCS Group added 4.0 million customers in 2001 to end the year with over
13.6 million customers in more than 300 metropolitan markets nationwide. Service revenues from resale customers declined in 2001 mainly due to the discontinuation of one reseller program, which reduced the reseller customer base by 91,000 to 219,000 in 2001 from 310,000 in 2000. The PCS Group third party affiliates added more than 1.2 million customers in 2001, bringing the total number of customers served on the PCS network, including resale customers, to more than 15.8 million.

Service revenues increased 94% in 2000 mainly reflecting an increase in the average number of customers. The PCS Group added 3.8 million customers in 2000 to end the year with over 9.5 million customers in more than 300 metropolitan markets nationwide. The increase in ARPU in 2000 was partly due to the implementation of activation charges in the second quarter. Subscriber revenues were also aided by the increase in resale customers. The companies that the PCS Group serves on a wholesale basis added 238,000 customers in 2000, ending the year with approximately 310,000 customers.

In 2001, the customer churn rate improved to 2.6% from 2.8% in 2000 and 3.4% in 1999. The churn rate improved from 1999 through the first half of 2001, reaching as low as 2.2% in the quarter ended June 30, 2001. This improvement reflected expanded network coverage, increased percentage of customers under contract and the success of several customer retention initiatives. The increase in the churn rate for the last half of 2001 resulted from customer fulfillment of contract terms, the softness of the economy, and the impact of a new program targeting sub-prime customers. The PCS Group expects customer churn rate to continue to increase during the beginning of 2002, but decline to an annual average of approximately 3%.

Revenues from sales of handsets and accessories were approximately 12% of net operating revenues in 2001, 14% in 2000 and 17% in 1999. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Revenue Reserves

All revenues are recognized when the earnings process is complete in accordance with SAB101. Significant estimates and assumptions are required, however, to determine the expected conversion of these revenues into cash collected. Because of this, the PCS Group recognizes several types of reserves and adjustments against revenue. These reserves include:

   .  billing adjustment reserves for disputes with customers,

   .  fraud reserves for unauthorized usage,

   . access reserves for disputed charges with local exchange carriers and inter-exchange carriers, and

   .  return and rebate reserves for equipment sales.

Each of these reserves requires management's judgment and are based on historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions.

Operating Expenses

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased 34% in 2001 and 25% in 2000 reflecting the significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs.

SG&A expense mainly includes customer care and marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 20% in 2001 and 25% in 2000 reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs.

              ---------------------------------------------------
                                                   2001 2000 1999
              ---------------------------------------------------
                                                     (millions)
              Acquisition costs per gross customer
               addition (CPGA)                     $340 $370 $450
                                                   --------------
              Monthly cash costs per user (CCPU)   $ 33 $ 35 $ 48
                                                   --------------

CPGA is a measure of the sales and marketing efforts computed as the costs of acquiring a new subscriber, including equipment subsidies and marketing costs divided by handset activations. CPGA improved approximately 7% in 2001 and 19% in 2000. Lower handset unit costs and scale benefits from greater customer additions have contributed to the improvement.

CCPU is a measure of the cash costs to operate the business on a per user basis consisting of costs of service revenues, service delivery and other general and administrative costs divided by average subscribers. CCPU improved approximately 6% in 2001 and 27% in 2000. The improvements realized in 2001 were driven by lower network, information technology, and administrative costs partially offset by higher cost of service. The improvements in 2000 reflect successful expense management and scale benefits resulting from the increased customer base.

Economic conditions in 2001 required greater scrutiny of bad debt expense. The reserve for bad debts requires judgment and is based on historical trending, industry norms and recognition of current market indicators. Bad debt expense as a percentage of net revenues was constant at 3.9% in 2000 and 2001, and was 5.7% in 1999. Reserve for bad debt as a percent of outstanding accounts receivable was 13.0% in 2001, 11.1% in 2000, and 8.5% in 1999.

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The intangible assets include goodwill, PCS licenses, customer base, microwave relocation costs and assembled workforce.

Depreciation and amortization expense increased 15% in 2001 and 23% in 2000 mainly reflecting depreciation of the network assets placed in service during 2001 and 2000. Additionally, the PCS Group increased depreciation of certain network assets in the 2001 first quarter to reflect the accelerated replacement of the assets to accommodate network technology upgrades. In May 2001, a significant portion of the value assigned to acquired customer base became fully amortized which caused a $168 million decrease in 2001 compared to the same 2000 period. The 2000 increase also reflects amortization of intangible assets acquired in the Cox PCS purchase in the 1999 second quarter.

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. The decision to streamline corporate functions resulted in a one-time charge of $10 million to PCS Group associated with the severance costs of the work force reductions and contractual obligations.

In 2000, operating expenses include a one-time charge of $24 million for costs associated with the terminated WorldCom merger. This charge increased the loss from continuing operations by $16 million.

In 2000, loss from continuing operations includes a one-time gain of $18 million from the sale of customers and network infrastructure to a PCS Group third party affiliate.

Employee Benefit Plan Assumptions

Significant estimates and assumptions are required in determining the liabilities and costs associated with Sprint's pension and other post retirement benefit plans and the results can vary significantly with changes in key assumptions. Sprint works closely with its independent actuary to determine the appropriateness of the various assumptions. Sprint has consistently used benchmark rates tied to high quality investment funds with lives closely matching the pension liability in assessing its assumptions for the applicable discount rate. The expected rate of return on plan assets is based on the mix of assets held by the plan and their historical long-term rates of return. Reasonable anticipation of future medical care cost trends are also provided by Sprint's independent actuary. A more detailed discussion of Sprint's policies and status of its plans is included in Note 8 of the Notes to Consolidated Financial Statements.

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

              ---------------------------------------------------
                                                   2001 2000 1999
              ---------------------------------------------------
              Effective interest rate on long-term
               debt                                6.7% 6.9% 7.0%
                                                   -------------

Sprint's effective interest rate on long-term debt decreased in 2000 and 2001 due to additional fixed-rate debt with lower interest rates and lower interest rates on variable-rate debt.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $288 million in 2001, $237 million in 2000 and $168 million in 1999. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

The FON Group earned intergroup interest income and the PCS Group incurred intergroup interest expense of $15 million in 2001, $19 million in 2000 and $20 million in 1999 primarily related to the FON Group's ownership of PCS Group debt securities.

Sprint redeemed these securities in the 2001 fourth quarter. As a result of this redemption, the FON Group recognized an $11 million pre-tax gain to other non-operating income and the PCS Group recorded a $7 million after-tax extraordinary loss related to an early redemption premium payment made by the PCS Group to the FON Group.

Under Sprint's centralized cash management program, one group may advance funds to the other group. These advances are accounted for as short-term borrowings between the groups and bear interest at a market rate that is substantially equal to the rate that group would be able to obtain from third parties on a short-term basis.

The allocation of group financing activities may change at the discretion of the Sprint board and does not require shareholder approval.

Other Income (Expense), Net

Other income (expense) consisted of the following:

             ------------------------------------------------------
                                                2001   2000   1999
             ------------------------------------------------------
                                                    (millions)

             Dividend and interest income       $  33  $  30  $ 23
             Equity in net losses of affiliates  (157)  (238)  (72)
             Net losses from investments         (188)  (102)  (15)
             Gains on sales of other assets        10     92   102
             Benefit plan curtailment gain        120     --    --
             Other, net                            (1)     1    37
             ------------------------------------------------------
             Total                              $(183) $(217) $ 75
                                                ------------------

Dividend and interest income for all years reflects dividends earned on cost method investments and interest earned on temporary investments.

In 2001, investments accounted for using the equity method mainly consisted of the FON Group's investment in Intelig, a long distance operation in Brazil, and the PCS Group's investment in Pegaso, a wireless PCS operation in Mexico. Pegaso is currently experiencing financial difficulties and is evaluating various restructuring alternatives. In 1999 and 2000, investments accounted for using the equity method also included the FON Group's investments in EarthLink, Inc., an Internet service provider, and Call-Net, a long distance provider in Canada. In the first quarter of 2001, Sprint modified its relationship with EarthLink which resulted in its investment in common stock no longer being accounted for using the equity method. In the fourth quarter of 2000, Sprint wrote down its investment in Call-Net and is no longer required to recognize any related equity in losses. The 2001 equity in net losses of affiliates decreased due to fewer equity losses following the write-down of the investments in Call-Net and Intelig. These decreases were partially offset by increased Pegaso losses. The 2000 increase is mainly due to increased Intelig losses and losses from Pegaso after the PCS Group's 2000 second quarter initial investment.

Net losses from investments in 2001 mainly include a $162 million write-down of an equity investment in

Intelig and a $25 million loss on the partial sale of EarthLink shares. The 2000 loss includes an $87 million write-down of an equity investment in Call-Net, and a $35 million write-down of warrants held in Purchase Pro.com. The 1999 loss includes a $102 million write-down of an investment in Iridium partially offset by a $90 million gain on sale of AOL Time Warner stock.

Gains on sales of other assets in 2001 resulted from the sale of PCS customers to a PCS third party affiliate. The 2000 gains include the sale of an independent publishing operation and the sale of certain wireless customers and associated network infrastructure. The 1999 gains include a gain on the sale of an investment security and a gain on the sale of network infrastructure.

The benefit plan curtailment gain in 2001 resulted from an amendment of certain medical retirement plan benefits.

Income Taxes

Sprint's consolidated effective tax rates were 30.8% in 2001, 17.9% in 2000 and 30.5% in 1999. See Note 9 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

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

In 2000, Sprint recorded an after-tax gain related to the sale of its interest in Global One of $675 million. Sprint recorded after-tax losses related to Global One of $130 million in 1999.

Extraordinary Items, Net

In 2001, Sprint redeemed, before scheduled maturities, $18 million of debt allocated to the FON Group and $558 million of debt allocated to the PCS Group. These borrowings had interest rates ranging from 9.9% to 12.5%. This resulted in a $1 million after-tax extraordinary loss for Sprint.

In 2000, Sprint redeemed, before scheduled maturities, $25 million of debt allocated to the FON Group and $127 million of debt allocated to the PCS Group. These borrowings had interest rates ranging from 7.8% to 9.7%. This resulted in a $4 million after-tax extraordinary loss for Sprint.

In 1999, Sprint redeemed, before scheduled maturities, $575 million of the broadband fixed wireless companies' debt assumed by the FON Group and $2.2 billion of revolving credit facilities and other borrowings allocated to the PCS Group. These borrowings had interest rates ranging from 5.6% to 14.5%. This resulted in a $60 million after-tax extraordinary loss for Sprint.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

                   -----------------------------------------
                                            2001     2000
                   -----------------------------------------
                                              (millions)

                   FON Group               $24,164  $24,089
                   PCS Group                22,190   19,763
                   Intergroup eliminations    (561)    (784)
                   -----------------------------------------
                   Consolidated assets     $45,793  $43,068

                                           ----------------

Sprint's consolidated assets increased $2.7 billion in 2001. Net property, plant and equipment increased $3.7 billion reflecting capital expenditures to support the PCS network expansion and fill-in, the build-out of the IP network, and long distance and local network enhancements, partly offset by depreciation and network asset sales. Investments in affiliates decreased $319 million, mainly reflecting equity in net losses of those affiliates and the write-down of certain equity method investments. The rating agencies generally give some form of equity treatment for equity unit notes in determining debt-to-total-capital ratios. The Sprint debt-to-total-capital ratio was 59.9% at year-end 2001 versus 57.3% at year-end 2000, assuming that the Sprint equity unit notes are treated as 80% equity and 20% debt. Accordingly, the debt-to-total-capital ratio for Sprint is calculated defining "debt" as short-term borrowings, long-term debt, capital lease obligations and 20% of the equity unit notes value. Total capital is defined as "debt", plus the remaining 80% of the equity unit notes value, redeemable preferred stock and total shareholders' equity. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

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

Operating Activities

                -----------------------------------------------
                                         2001   2000    1999
                -----------------------------------------------
                                              (millions)
                FON Group               $4,585 $4,305  $ 3,700
                PCS Group                  106     (8)  (1,692)
                Intergroup eliminations     --     --      (69)
                -----------------------------------------------
                Cash flows provided by
                 operating activities   $4,691 $4,297  $ 1,939
                                        ----------------------

Operating cash flows increased $394 million in 2001 and $2.4 billion in 2000. The 2001 increase reflects improved operating results in the PCS Group partly offset by a decline in FON Group operating results. The 2001 increase also reflects decreases in working capital requirements in the FON Group partly offset by increases in working capital requirements in the PCS Group. The decrease in FON Group working capital requirements was caused primarily by the reduction in accounts receivable which resulted from the global markets division revenue decline and increased billing adjustments, bad debt and cash collections. Also causing the decrease was accrued restructuring costs not paid at year-end 2001. The increase in PCS Group working capital requirements was caused primarily by the increase in accounts receivable, which resulted mainly from larger revenues associated with subscriber growth. The 2000 increase in operating cash flows reflects decreases in working capital requirements in both the FON Group and the PCS Group and improved operating results of the PCS Group. The 2000 decrease in working capital requirements was caused primarily by increases in accounts payable and other current liabilities associated with purchases of equipment to support subscriber growth and the adoption of SAB101. These increases more than offset increases in accounts receivable and inventories associated with subscriber growth.

Investing Activities

            -------------------------------------------------------
                                          2001     2000     1999
            -------------------------------------------------------
                                                 (millions)
            FON Group                    $(5,036) $(3,335) $(4,336)
            PCS Group                     (3,742)  (3,054)  (2,509)
            Intergroup eliminations           --       --     (299)
            -------------------------------------------------------
            Cash flows used by investing
             activities                  $(8,778) $(6,389) $(7,144)
                                         -------------------------

The FON Group's capital expenditures totaled $5.3 billion in 2001, $4.1 billion in 2000 and $3.5 billion in 1999. Global markets division capital expenditures were incurred mainly to enhance network reliability, meet increased demand for voice and data-related services, upgrade capabilities for providing new products and services and to continue development and hardware deployment of Sprint ION before the termination of this initiative. The local division incurred capital expenditures to accommodate voice-grade equivalent growth, expand capabilities for providing enhanced services and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus. PCS Group capital expenditures, totaling $3.8 billion in 2001, $3.0 billion in 2000 and $2.6 billion in 1999, were incurred to support the continued PCS network expansion and fill-in. The 2001 amount also includes approximately $600 million of expenditures related to deployment of 3G technology which is expected to be operational in the middle of 2002.

Investing activities also include proceeds from sales of other assets totaling $301 million in 2001, $258 million in 2000 and $243 million in 1999. In 2000, investing activities also include $1.4 billion of proceeds from the sale of the FON Group's interest in Global One. In 1999, Sprint purchased several broadband fixed wireless companies for $618 million excluding assumed debt.

"Investments in and loans to affiliates, net" were $66 million in 2001, $889 million in 2000 and $135 million in 1999. These amounts were mainly for investments in EarthLink, Intelig and Pegaso. See Note 3 of Notes to Consolidated Financial Statements for more information on investments.

Financing Activities

                 ---------------------------------------------
                                          2001   2000    1999
                 ---------------------------------------------
                                              (millions)
                 FON Group               $  463 $ (952) $  308
                 PCS Group                3,698  3,163   4,044
                 Intergroup eliminations     --     --     368
                 ---------------------------------------------
                 Cash flows provided by
                  financing activities   $4,161 $2,211  $4,720
                                         ---------------------

Financing activities reflect net borrowings of $4.0 billion in 2001, $2.3 billion in 2000 and $4.0 billion in 1999. Financing activities also reflect net proceeds from the issuance of common stock of $608 million in 2001, $269 million in 2000 and $957 million in 1999. Proceeds from these borrowings and common stock issuances were used mainly to fund capital investments and working capital requirements. Sprint paid dividends of $451 million in 2001, $448 million in 2000 and $441 million in 1999.

Also included in financing activities are proceeds from Sprint's employee stock purchase plan of $108 million in 2001, $182 million in 2000 and $136 million in 1999.

Capital Requirements

Sprint's 2002 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to total $6.4 billion. This excludes any funding for NextWave spectrum, as the company believes this auction will be either significantly delayed or terminated. FON Group capital expenditures are expected to be $3.0 billion. PCS Group capital expenditures are expected to be $3.4 billion. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with growth. Investments in affiliates are expected to be less than $50 million. Dividend payments are expected to approximate $459 million in 2002. After considering cash generated from operations, our incremental cash needs in 2002 are expected to be $1.0 billion.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement providing for the allocation of income taxes between the FON Group and the PCS Group. That agreement expired with the 2001 tax year, and Sprint has adopted a continuation of that tax sharing arrangement except for the elimination of provisions addressing certain types of acquisitions or restructurings, which never became operable under the original arrangement. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this arrangement because of expected PCS Group operating losses in the near future and from using the PCS Group's net operating loss carryforwards. These payments reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group received payments from the FON Group totaling $292 million in 2001, $872 million in 2000, and $764 million in 1999. See Note 1 of Notes to Consolidated Financial Statements, ''Allocation of Federal and State Income Taxes,'' for more details.

Liquidity

Sprint currently uses commercial paper to fund most of its short-term working capital needs. Sprint also uses the long-term bond market as well as other debt markets to fund its needs. Sprint intends to continue borrowing funds through the U.S. and international money and capital markets and bank credit markets to fund capital expenditures and operating and working capital requirements.

Sprint currently has revolving credit facilities with syndicates of domestic and international banks totaling $5 billion; $3 billion of which is a 364-day facility, expiring in August 2002, and $2 billion of which is a five year facility expiring in August 2003. These facilities are unused, however, Sprint's commercial paper borrowings are supported by these revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility of $500 million which expires in December 2002. At year-end 2001, Sprint had total unused lines of credit of $1.9 billion assuming Sprint's commercial paper borrowings as outstanding on these credit facilities. In addition, Sprint had standby letters of credit serving as a backup to various obligations totaling $133 million at year-end 2001.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $3.1 billion at year-end 2001 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

In March 2002, Sprint signed a commitment letter for a $1 billion term loan facility. This commitment, which is fully incremental to the $5 billion revolving credit facilities, is for a nine month loan secured by the assets of Sprint's directory publishing business. This term loan facility is expected to fully fund Sprint's 2002 incremental cash needs.

In the 2001 fourth quarter, Sprint issued $1.75 billion of debt securities through a private debt placement. These borrowings have an interest rate of 6.0% and mature in 2007. The proceeds were allocated to both the FON and PCS Groups and used to repay debt and to fund capital investments and working capital requirements. As a condition to the sale of these securities, Sprint agreed to conduct an exchange offer that allowed the original securities to be exchanged for substantially identical securities that are registered with the SEC. The exchange offer terminated on February 21, 2002.

In the 2001 third quarter, Sprint completed a registered offering of 23.5 million shares of its Series 1 PCS common stock. Net proceeds from the issuance were approximately $561 million after deducting the underwriting discount and other offering expenses. The proceeds were used to repay debt, and to fund capital investments and working capital requirements.

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses. The proceeds were allocated to the PCS Group and used to repay debt, and to fund capital investments and working capital requirements. See Note 11 of Notes to Consolidated Financial Statements, "Equity Unit Offering" for a more detailed description of the equity units.

In the 2001 first quarter, Sprint issued $2.4 billion of debt securities. Sprint had $2 billion of unissued securities under its existing shelf registration statement with the SEC, and registered an additional $400 million before the issuance. These borrowings have interest rates ranging from 7.1% to 7.6% and mature in 2006 and 2011. The proceeds were allocated to the PCS Group and used to repay debt, and to fund capital investments and working capital requirements.

In the 2000 second quarter, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. The proceeds were allocated to the PCS Group and used to repay debt and to fund capital investments and working capital requirements.

Sprint believes it has access to other sources of liquidity such as the capital markets and the monetization of non-core assets, such as the directory publishing business.

Moody's Investors Service and Standard & Poor's Corporate Ratings currently rate Sprint's long-term senior unsecured debt at Baa1 and BBB+, respectively. A downgrade of either rating may increase the cost of future borrowings. If a downgrade of the long-term senior unsecured debt triggered a commercial paper rating downgrade, access to the commercial paper market may become limited. A ratings downgrade to below Baa3 or BBB- would result in the acceleration of at least $250 million in debt and potentially as much as $1.1 billion. Management maintains frequent communication with the rating agencies and considers a downgrade below Baa3 or BBB- to be unlikely.

In January 2002, Moody's Investors Service placed the "Baa1" long-term ratings of Sprint and Sprint Capital Corporation under review for possible downgrade.

In February 2002, Fitch Ratings downgraded Sprint's senior unsecured debt and equity unit security to "BBB" from "BBB+". After the downgrade, the rating outlook for the senior debt of both Sprint and Sprint Capital Corporation changed to Stable from Negative.

Sprint's ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the commercial paper, bank, term-debt and equity markets. There is significant volatility in the markets at this time caused by the economic downturn, recent business failures and reduced confidence in the financial accounting process. Sprint is monitoring the markets closely and is taking steps to maintain as much financial flexibility as possible, while maintaining a reasonable capital structure cost.

Sprint's contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long- term debt arrangements, are summarized below and are fully disclosed in Notes 10, 11, and 15 to Sprint's Consolidated Financial Statements. Sprint does not participate in, nor secure, financings for any unconsolidated, limited purpose entities
(SPE).

                                                               Payments Due by Period
                                                    ---------------------------------------------
                                                            Less than                     After 5
                                                     Total   1 year   1-3 years 4-5 years  years
-------------------------------------------------------------------------------------------------
                                                                     (millions)
Notes payable and commercial paper                  $ 3,833  $3,833    $   --    $   --   $    --
Notes, bonds, debentures and other debt instruments  15,870   1,682     2,504       868    10,816
Trade receivables securitization                        820     820        --        --        --
Equity unit notes                                     1,725      --        --     1,725        --
Capital lease obligations                               379      66       134       155        24
Operating leases                                      2,793     815     1,026       507       445
Unconditional purchase obligations                    2,463   1,133     1,167        --       163
-------------------------------------------------------------------------------------------------
Total contractual cash obligations                  $27,883  $8,349    $4,831    $3,255   $11,448
                                                    ---------------------------------------------

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

See ''Regulatory Developments'' in Part I. of this filing.

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

Sprint does not have significant interest rate swap or cap activity to hedge the effects of adverse fluctuations in interest rates at December 31, 2001.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on hedging transaction exposure to optimize consolidated cash flow. Sprint's main transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position, results of operations or cash flows at year-end 2001. In addition, foreign currency transaction gains and losses were not material to Sprint's 2001 results of operations. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------
See Note 18 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

--------------------------------------------------------------------------------
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------
The risk inherent in Sprint's market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. Sprint is susceptible to certain risks related to changes in interest rates and foreign currency exchange rate fluctuations. Sprint does not purchase or hold any derivative financial instruments for trading purposes.

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 71% of Sprint's debt at December 31, 2001 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 1% change in interest rates would have a $57 million pre-tax impact on the consolidated statements of operations and cash flows at December 31, 2001. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's 2002 long-term debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its net foreign currency payable related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $3 million at December 31, 2001. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $635 thousand.

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

Part III

--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2001.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the ''Executive

Officers of the Registrant'' section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2001.

--------------------------------------------------------------------------------
Item 11. Executive Compensation
--------------------------------------------------------------------------------
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2001.

--------------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2001.

--------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2001.

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

   2. The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

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

         (c) Tracking Stock Policies of Sprint Corporation, as amended.

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

         (e) Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation's Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Corporation's Current Report on Form 8-K/A dated October 17, 2001 and incorporated herein by reference).

         (f) Indenture, dated as of October 1, 1998, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation's Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference).

         (g) Purchase Contract Agreement, dated as of August 10, 2001, between Sprint Corporation and Bank One, National Association, as purchase contract agent (filed as Exhibit 4(e) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (h) Form of Corporate Units Certificates, including the form of Purchase Contract (included as Exhibit A to the Purchase Contract Agreement filed as Exhibit 4(g)) (filed as Exhibit 4(f) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (i) Pledge Agreement, dated as of August 10, 2001, among Sprint Corporation and Bank One, National Association, as collateral agent and as purchase contract agent (filed as Exhibit 4(g) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (j) Remarketing Agreement, dated as of August 10, 2001, among Sprint Corporation, Sprint Capital Corporation, Bank One, National Association, as purchase contract agent, and UBS Warburg LLC, as remarketing agent (filed as Exhibit 4(h) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (k) Terms of 6% notes due 2006, including form of note (filed as Exhibit 4(i) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

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

         (e) 364-Day Credit Agreement, dated as of August 3, 2001, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and Salomon Smith Barney Inc. and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Book Managers, and The Chase Manhattan Bank, as Syndication Agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and First United National Bank, as Documentation Agents (filed as
             Exhibit 10(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

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

    (10) Executive Compensation Plans and Arrangements:

         (g) 1990 Stock Option Plan, as amended (filed as Exhibit 99-B to Sprint Corporation's Registration Statement on Form S-8 (No. 333-75664) and incorporated herein by reference).

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

         (j) Management Incentive Stock Option Plan, as amended (filed as
             Exhibit 99-A to Sprint Corporation's Registration Statement on Form S-8 (No. 333-75664) and incorporated herein by reference).

         (k) 1997 Long-Term Stock Incentive Program, as amended.

         (l) Sprint Supplemental Executive Retirement Plan, as amended.

         (m) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(m) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

         (n) Executive Long-Term Incentive Plan (filed as Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

         (o) Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

         (p) Long-Term Incentive Compensation Plan, as amended (filed as
             Exhibit 10(i) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

         (q) Management Incentive Plan, as amended (filed as Exhibit 10(r) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         (r) Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         (s) Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

         (t) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(d) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Exhibit 10(h) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and Exhibit 10(w) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         (u) Director's Deferred Fee Plan, as amended (filed as Exhibit 10(v) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

         (v) Form of Contingency Employment Agreements between Sprint Corporation and certain of its executive officers (filed as Exhibit 10(h) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         (w) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

         (x) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees (filed as Exhibit 10(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (y) Executive agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company, and Charles E. Levine (filed as Exhibit 10(c) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (z) Special Incentive Plan (filed as Exhibit 10(g) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         (aa)Employment Agreements dated as of February 26, 2001 by and among Sprint Corporation, Sprint/United Management Company and William
             T. Esrey and Ronald T. LeMay (filed as Exhibit 10(bb) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         (bb)Executive Agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company, and Len Lauer.

    (12) Computation of Ratio of Earnings to Fixed Charges

    (21) Subsidiaries of Registrant

    (23) Consent of Ernst & Young LLP

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

      On February 7, 2002, Sprint filed a Current Report on Form 8-K dated February 4, 2002, in which it reported that it had announced fourth quarter 2001 and calendar year 2001 results.

      The news release regarding fourth quarter 2001 and calendar year 2001 results, which was included in the Current Report, included the following financial information:

         Sprint Corporation Consolidated Statements of Operations
         Sprint Corporation Selected Operating Results
         Sprint Corporation Consolidated Balance Sheets
         Sprint Corporation Condensed Consolidated Cash Flow Information Sprint FON Group Summary Financial Information
         Sprint Corporation Pro Forma Selected Operating Results
         Sprint Corporation PCS Group Net Customer Additions

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

                                            SPRINT CORPORATION
                                            (Registrant)

                                            By /s/  W. T. Esrey
                                            ------------------------------------
                                            William T. Esrey
                                            Chairman and Chief Executive Officer

Date: March 4, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March, 2002.

                                            /s/  W. T. Esrey
                                            ------------------------------------
                                            William T. Esrey
                                            Chairman and Chief Executive Officer

                                            /s/  Arthur B. Krause
                                            ------------------------------------
                                            Arthur B. Krause
                                            Executive Vice President and
                                            Chief Financial Officer

                                            /s/  John P. Meyer
                                            ------------------------------------
                                            John P. Meyer
                                            Senior Vice President and Controller
                                            Principal Accounting Officer

SIGNATURES

                                        SPRINT CORPORATION
                                        (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March, 2002.

/s/ DuBose Ausley                 /s/ Linda K. Lorimer
--------------------------------- --------------------------
DuBose Ausley, Director           Linda K. Lorimer, Director

/s/ Warren L. Batts               /s/ Charles E. Rice
--------------------------------- --------------------------
Warren L. Batts, Director         Charles E. Rice, Director

/s/ W. T. Esrey                   /s/ Louis W. Smith
--------------------------------- --------------------------
William T. Esrey, Director        Louis W. Smith, Director

/s/ Irvine O. Hockaday, Jr.       /s/ Stewart Turley
--------------------------------- --------------------------
Irvine O. Hockaday, Jr., Director Stewart Turley, Director

/s/ Ronald T. LeMay
---------------------------------
Ronald T. LeMay, Director

--------------------------------------------------------------------------------
Index to Financial Statements, Financial Statement Schedule and Exhibits
--------------------------------------------------------------------------------

                                                                                                             Page
SPRINT CORPORATION                                                                                         Reference
------------------                                                                                         ---------

Consolidated Financial Statements (including Consolidating Information)

Management Report                                                                                             F-2
Report of Independent Auditors                                                                                F-3
Consolidated Statements of Operations for each of the three years ended December 31, 2001                     F-4
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2001    F-6
Consolidated Balance Sheets as of December 31, 2001 and 2000                                                  F-8
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001                    F-12
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2001          F-14
Notes to Consolidated Financial Statements                                                                   F-16

Financial Statement Schedule
Schedule II--Consolidated Valuation and Qualifying Accounts for each of the three years ended December 31,
 2001                                                                                                        F-44

Exhibits

(12)--Computation of Ratio of Earnings to Fixed Charges
(21)--Subsidiaries of Registrant
(23)--Consent of Ernst & Young LLP

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Kansas City, Missouri
February 4, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

                                                                 Sprint Corporation
                                                             -------------------------
                                                                    Consolidated
----------------------------------------------------------------------------------------
Years Ended December 31,                                      2001       2000   1999
---------------------------------------------------------------------------------------
Net Operating Revenues                                       $26,071  $23,613  $20,265
---------------------------------------------------------------------------------------
Operating Expenses
   Costs of services and products                             12,995   11,620   10,363
   Selling, general and administrative                         7,325    6,919    6,557
   Depreciation                                                4,217    3,538    3,146
   Amortization                                                  382      606      506
   Restructuring and asset impairments                         1,814      238       --
   Merger related costs                                           --      187       --
---------------------------------------------------------------------------------------
   Total operating expenses                                   26,733   23,108   20,572
---------------------------------------------------------------------------------------
Operating Income (Loss)                                         (662)     505     (307)
Interest expense                                              (1,181)    (990)    (860)
Intergroup interest charge                                        --       --       --
Minority interest                                                 --       --       20
Other income (expense), net                                     (183)    (217)      75
---------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes  (2,026)    (702)  (1,072)
Income tax (expense) benefit                                     624      126      327
---------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                      (1,402)    (576)    (745)
Discontinued operation, net                                       --      675     (130)
Extraordinary items, net                                          (1)      (4)     (60)
Cumulative effect of changes in accounting principles, net         2       (2)      --
---------------------------------------------------------------------------------------
Net Income (Loss)                                             (1,401)      93     (935)
---------------------------------------------------------------------------------------
Preferred stock dividends (paid) received                         (7)      (7)      (8)
---------------------------------------------------------------------------------------
Earnings (loss) applicable to common stock                   $(1,408) $    86  $  (943)
                                                             -------------------------
Diluted Earnings (Loss) per Common Share/(1),(2)/
   Continuing operations
   Discontinued operations
   Extraordinary items
---------------------------------------------------------------------------------------
Total
Diluted weighted average common shares/(2)/

Basic Earnings (Loss) per Common Share/(1)/
   Continuing operations
   Discontinued operations
   Extraordinary items
---------------------------------------------------------------------------------------
Total
Basic weighted average common shares/(2)/

DIVIDENDS PER COMMON SHARE
      FON common stock/(1)/
      Class A common stock

/(1) In the 2000 first quarter, Sprint effected a two-for-one stock split of its PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, basic and diluted earnings (loss) per common share, weighted average common shares and dividends for Sprint FON common stock and Sprint PCS common stock have been restated for periods prior to these stock splits. /
/(2) As the effects of including the incremental shares associated with options and Employees Stock Purchase Plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation in these consolidated statements of operations for the PCS Group for all periods presented and for the year ended December 31, 2001 for the FON Group. /

         See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications      Sprint FON Group           Sprint PCS Group
-----------------------------  -------------------------  -------------------------
  2001         2000     1999    2001     2000     1999     2001     2000     1999
-----------------------------  -------------------------  -------------------------
$(578)       $(416)   $(268)   $16,924  $17,688  $17,160  $ 9,725  $ 6,341  $ 3,373
-----------------------------  -------------------------  -------------------------

(578)        (416)    (268)     8,278    8,094    7,481    5,295    3,942    3,150
   --           --       --      4,408    4,493    4,620    2,917    2,426    1,937
   --           --       --      2,431    2,199    2,086    1,786    1,339    1,060
   --           --       --         18       68       43      364      538      463
   --           --       --      1,804      238       --       10       --       --
   --           --       --         --      163       --       --       24       --
-----------------------------  -------------------------  -------------------------
 (578)        (416)    (268)    16,939   15,255   14,230   10,372    8,269    6,610
-----------------------------  -------------------------  -------------------------
   --           --       --        (15)   2,433    2,930     (647)  (1,928)  (3,237)
   15           19       20       (345)    (313)    (350)    (851)    (696)    (530)
   --           --       --        288      237      168     (288)    (237)    (168)
   --           --       --         --       --       --       --       --       20
  (26)         (19)     (20)       (56)    (187)      49     (101)     (11)      46
-----------------------------  -------------------------  -------------------------
  (11)          --       --       (128)   2,170    2,797   (1,887)  (2,872)  (3,869)
    4           --       --        (18)    (878)  (1,061)     638    1,004    1,388
-----------------------------  -------------------------  -------------------------
   (7)                            (146)   1,292    1,736   (1,249)  (1,868)  (2,481)
   --           --       --         --      675     (130)      --       --       --
    7           --       --         (1)      (1)     (39)      (7)      (3)     (21)
   --           --       --         --       (2)      --        2       --       --
-----------------------------  -------------------------  -------------------------
   --           --       --       (147)   1,964    1,567   (1,254)  (1,871)  (2,502)
-----------------------------  -------------------------  -------------------------
   --           --       --          7        7        7      (14)     (14)     (15)
-----------------------------  -------------------------  -------------------------
$  --        $  --    $  --    $  (140) $ 1,971  $ 1,574  $(1,268) $(1,885) $(2,517)
-----------------------------  -------------------------  -------------------------
                               $ (0.16) $  1.45  $  1.97  $ (1.27) $ (1.95) $ (2.71)
                                    --     0.76    (0.15)      --       --       --
                                    --       --    (0.04)   (0.01)      --    (0.02)
-----------------------------  -------------------------  -------------------------
                               $ (0.16) $  2.21  $  1.78  $ (1.28) $ (1.95) $ (2.73)
                               -------------------------  -------------------------
                                 886.8    892.4    887.2    989.7    966.5    920.4
                               -------------------------  -------------------------
                               $ (0.16) $  1.47  $  2.01  $ (1.27) $ (1.95) $ (2.71)
                                    --     0.77    (0.15)      --       --       --
                                    --       --    (0.05)   (0.01)      --    (0.02)
-----------------------------  -------------------------  -------------------------
                               $ (0.16) $  2.24  $  1.81  $ (1.28) $ (1.95) $ (2.73)
                               -------------------------  -------------------------
                                 886.8    880.9    868.0    989.7    966.5    920.4
                               -------------------------  -------------------------
                               $  0.50  $  0.50  $  0.50  $    --  $    --  $    --
                               -------------------------  -------------------------
                               $ 0.125  $  0.50  $ 0.625  $    --  $    --  $    --
                               -------------------------  -------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

                                                                          Sprint Corporation
                                                                         --------------------
                                                                             Consolidated
                                                                         --------------------
Years Ended December 31,                                                  2001    2000  1999
----------------------------------------------------------------------------------------------
Net Income (Loss)                                                        $(1,401) $ 93  $(935)
----------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)
Net unrealized holding gains (losses) on securities (net of consolidated
 income tax (expense) benefit of $(5), $23, and $(20))                         7   (41)    34
Total net reclassification adjustments for gains included in net income
 (loss) (net of consolidated income tax expense of $9, $5, and $32)          (15)  (10)   (57)
----------------------------------------------------------------------------------------------
Total net unrealized holding gains (losses) on securities                     (8)  (51)   (23)
Foreign currency translation adjustments                                     (17)   (9)    --
Reclassification adjustment for losses included in net income (loss)          31    --     --
----------------------------------------------------------------------------------------------
Total foreign currency translation adjustments                                14    (9)    --
Net unrealized losses on qualifying cash flow hedges                          (4)   --     --
Cumulative effect of change in accounting principle                           (9)   --     --
----------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                       (7)  (60)   (23)
----------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                              $(1,408) $ 33  $(958)
                                                                         --------------------



         See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications    Sprint FON Group         Sprint PCS Group
------------------------------ ---------------------  -------------------------
   2001      2000      1999    2001    2000    1999    2001     2000     1999
------------------------------ ---------------------  -------------------------
$ --       $ --      $ --      $(147) $1,964  $1,567  $(1,254) $(1,871) $(2,502)
------------------------------ ---------------------  -------------------------


   5         --         8          2     (44)     21       --        3        5

   7         --        --        (22)     (2)    (57)      --       (8)      --
------------------------------ ---------------------  -------------------------
  12         --         8        (20)    (46)    (36)      --       (5)       5
  --         --        --        (16)    (12)     --       (1)       3       --
  --         --        --         31      --      --       --       --       --
------------------------------ ---------------------  -------------------------
  --         --        --         15     (12)     --       (1)       3       --
  --         --        --         (4)     --      --       --       --       --
  --         --        --         (9)     --      --       --       --       --
------------------------------ ---------------------  -------------------------
  12         --         8        (18)    (58)    (36)      (1)      (2)       5
------------------------------ ---------------------  -------------------------
$ 12       $ --      $  8      $(165) $1,906  $1,531  $(1,255) $(1,873) $(2,497)
------------------------------ ---------------------  -------------------------

CONSOLIDATED BALANCE SHEETS
                                                                                                     Sprint Corporation
(millions)                                                                                           ------------------
                                                                                                        Consolidated
-------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                           2001      2000
------------------------------------------------------------------------------------------------------------------------
Assets
   Current assets
      Cash and equivalents                                                                           $    313  $    239
      Accounts receivable, net of consolidated allowance for doubtful accounts of $484 and $406         3,806     4,028
      Inventories                                                                                         690       949
      Prepaid expenses                                                                                    388       366
      Receivable from the PCS Group                                                                        --        --
      Current tax benefit receivable from the FON Group                                                    --        --
      Other                                                                                               365       391
------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                              5,562     5,973
   Property, plant and equipment
      FON Group                                                                                        34,113    30,998
      PCS Group                                                                                        14,634    12,117
------------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                                              48,747    43,115
      Accumulated depreciation                                                                        (19,770)  (17,799)
------------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                                28,977    25,316
   Investments in and advances to affiliates                                                              288       607
   Intangibles
      Goodwill                                                                                          4,737     4,739
      PCS licenses and microwave relocation costs                                                       3,429     3,470
      Other intangibles                                                                                 2,405     2,490
------------------------------------------------------------------------------------------------------------------------
      Total intangibles                                                                                10,571    10,699
      Accumulated amortization                                                                         (1,509)   (1,134)
------------------------------------------------------------------------------------------------------------------------
      Net intangibles                                                                                   9,062     9,565
   Other assets                                                                                         1,904     1,607
------------------------------------------------------------------------------------------------------------------------
   Total                                                                                             $ 45,793  $ 43,068
                                                                                                     ------------------


         See accompanying Notes to Consolidated Financial Statements.

       Eliminations/Reclassifications  Sprint FON Group     Sprint PCS Group
       ------------------------------ ------------------  -----------------
            2001            2000        2001      2000      2001     2000
       -----------------------------  ------------------  -----------------


       $  --            $  --         $    134  $    122  $   179   $   117
          --               --            2,415     3,126    1,391       902
          --               --              248       434      442       515
          --               --              253       276      135        90
        (234)            (334)             234       334       --        --
          --              (26)              --        --       --        26
          --               (2)             201       193      164       200
       -----------------------------  ------------------  -----------------
        (234)            (362)           3,485     4,485    2,311     1,850

          --               --           34,113    30,998       --        --
          --               --               --        --   14,634    12,117
       -----------------------------  ------------------  -----------------
          --               --           34,113    30,998   14,634    12,117
         (47)             (39)         (16,605)  (15,165)  (3,118)   (2,595)
       -----------------------------  ------------------  -----------------
         (47)             (39)          17,508    15,833   11,516     9,522
        (280)            (383)             417       842      151       148

          --               --               31        31    4,706     4,708
          --               --               --        --    3,429     3,470
          --               --            1,613     1,697      792       793
       -----------------------------  ------------------  -----------------
          --               --            1,644     1,728    8,927     8,971
          --               --              (77)      (57)  (1,432)   (1,077)
       -----------------------------  ------------------  -----------------
          --               --            1,567     1,671    7,495     7,894
          --               --            1,187     1,258      717       349
       -----------------------------  ------------------  -----------------
       $(561)           $(784)        $ 24,164  $ 24,089  $22,190   $19,763
       -----------------------------  ------------------  -----------------

(millions, except per share data)

                                                                  Sprint Corporation
                                                                  -----------------
                                                                     Consolidated
-------------------------------------------------------------------------------------
December 31,                                                        2001     2000
------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
   Current liabilities
     Short-term borrowings and current maturities of
       long-term debt                                             $ 4,401   $ 1,205
     Accounts payable                                               2,113     2,285
     Construction obligations                                         577       997
     Accrued interconnection costs                                    569       547
     Accrued taxes                                                    468       440
     Advance billings                                                 731       607
     Accrued restructuring costs                                      390        --
     Payroll and employee benefits                                    569       498
     Accrued interest                                                 309       255
     Payables to the FON Group                                         --        --
     Other                                                          1,309     1,134
------------------------------------------------------------------------------------
     Total current liabilities                                     11,436     7,968
   Noncurrent liabilities
     Long-term debt and capital lease obligations                  16,501    17,514
     Equity unit notes                                              1,725        --
     Deferred income taxes and investment tax credits               1,553     1,827
     Postretirement and other benefit obligations                     948     1,077
     Other                                                            758       710
------------------------------------------------------------------------------------
     Total noncurrent liabilities                                  21,485    21,128
   Redeemable preferred stock                                         256       256
   Shareholders' equity
     Common stock
        Class A FT, par value $.50 and $2.50 per share,
          100.0 shares authorized, 43.1 and 43.1 shares
          issued and outstanding                                       22       108
        Class A DT, par value $0.00 and $2.50 per share,
          100.0 shares authorized, 0.0 and 43.1 shares
          issued and outstanding                                       --       108
        FON, par value $2.00 per share, 4,200.0 shares
          authorized, 888.8 and 798.8 shares issued and
          888.8 and 798.4 shares outstanding                        1,778     1,598
        PCS, par value $1.00 per share, 4,600.0 and 2,350.0
          shares authorized, 986.7 and 933.1 shares issued
          and outstanding                                             987       933
     Capital in excess of par or stated value                      10,076     9,380
     Retained earnings (deficit)                                     (261)    1,578
     Treasury stock, at cost, 0.0 and 0.4 shares                       --       (10)
     Accumulated other comprehensive income                            14        21
     Combined attributed net assets                                    --        --
------------------------------------------------------------------------------------
     Total shareholders' equity                                    12,616    13,716
------------------------------------------------------------------------------------
   Total                                                          $45,793    43,068
                                                                  -----------------

         See accompanying Notes to Consolidated Financial Statements.


         Eliminations/Reclassifications Sprint FON Group Sprint PCS Group
         -----------------------------  ---------------- ----------------
              2001            2000        2001    2000     2001    2000
         -----------------------------  ---------------- ----------------



         $     --         $    (65)     $ 2,056  $ 1,026 $ 2,345  $   244
               --               --        1,432    1,598     681      687
               --               --           --       --     577      997
               --               --          569      547      --       --
               --              (27)         239      264     229      203
               --               --          499      462     232      145
               --               --          390       --      --       --
               --               --          449      377     120      121
               --               --           47      109     262      146
             (234)            (269)          --       --     234      269
              (47)             (40)         617      594     739      580
         -----------------------------  ---------------- ----------------
             (281)            (401)       6,298    4,977   5,419    3,392
               --             (104)       3,258    3,482  13,243   14,136

               --               --           --       --   1,725       --
               --               (6)       1,552    1,743       1       90
               --               --          948    1,077      --       --
               --               --          394      457     364      253
         -----------------------------  ---------------- ----------------
               --             (110)       6,152    6,759  15,333   14,479
             (280)            (280)          10       10     526      526




               22              108           --       --      --       --


               --              108           --       --      --       --


            1,778            1,598           --       --      --       --


              987              933           --       --      --       --
           10,076            9,380           --       --      --       --
             (261)           1,578           --       --      --       --
               --              (10)          --       --      --       --
               14               21           --       --      --       --
          (12,616)         (13,709)      11,704   12,343     912    1,366
         -----------------------------  ---------------- ----------------
               --                7           --       --      --       --
         -----------------------------  ---------------- ----------------
         $   (561)        $   (784)     $24,164  $24,089 $22,190  $19,763
         -----------------------------  ---------------- ----------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

                                                              Sprint Corporation
                                                          -------------------------
                                                                 Consolidated
-------------------------------------------------------------------------------------
Years Ended December 31,                                   2001     2000     1999
------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                         $(1,401) $    93  $  (935)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
   Discontinued operation, net                                 --     (675)     130
   Extraordinary items, net                                     1        4       60
   Equity in net losses of affiliates                         175      256       70
   Depreciation and amortization                            4,599    4,144    3,652
   Deferred income taxes and investment tax credits          (695)    (205)    (333)
   Non-cash portion of restructuring charge                    59       --       --
   Benefit plan curtailment gain                             (120)      --       --
   Net losses (gains) on sales of assets                        4     (130)    (183)
   Net losses on write-down of assets                       1,491      365      102
   Changes in assets and liabilities:
     Accounts receivable, net                                 222     (640)    (700)
     Inventories and other current assets                     133      146     (778)
     Accounts payable and other current liabilities           366      947      906
     Current tax benefit receivable from the FON Group         --       --       --
     Affiliate receivables and payables, net                   --       --       --
     Noncurrent assets and liabilities, net                  (131)     (26)     (63)
   Other, net                                                 (12)      18       11
------------------------------------------------------------------------------------
Net cash provided (used) by operating activities            4,691    4,297    1,939
------------------------------------------------------------------------------------
Investing Activities
Capital expenditures                                       (9,046)  (7,152)  (6,114)
Repayments from Sprint PCS                                     --       --       --
Investments in and loans to other affiliates, net             (66)    (889)    (135)
Net proceeds from sales of assets                             301      258      243
Purchase of broadband fixed wireless companies, net of
 cash acquired                                                 --       --     (618)
Other, net                                                     33       (9)    (136)
------------------------------------------------------------------------------------
Net cash used by continuing operations                     (8,778)  (7,792)  (6,760)
Proceeds from sale of investment in Global One                 --    1,403       --
Net investing activities of discontinued operation             --       --     (384)
------------------------------------------------------------------------------------
Net cash used by investing activities                      (8,778)  (6,389)  (7,144)
------------------------------------------------------------------------------------
Financing Activities
Proceeds from debt                                          7,652    3,596    6,921
Payments on debt                                           (5,389)  (1,339)  (2,949)
Proceeds from equity unit notes                             1,725       --       --
Proceeds from common stock issued                             608      269      957
Proceeds from treasury stock issued                             3       12      134
Dividends paid                                               (451)    (448)    (441)
Treasury stock purchased                                       --      (61)     (48)
Other, net                                                     13      182      146
------------------------------------------------------------------------------------
Net cash provided (used) by financing activities            4,161    2,211    4,720
------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents                    74      119     (485)
------------------------------------------------------------------------------------
Cash and Equivalents at Beginning of Period                   239      120      605
------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                     $   313  $   239  $   120
                                                          -------------------------

         See accompanying Notes to Consolidated Financial Statements.


Eliminations/Reclassifications      Sprint FON Group           Sprint PCS Group
-----------------------------  -------------------------  -------------------------
  2001        2000      1999    2001     2000     1999     2001     2000     1999
-----------------------------  -------------------------  -------------------------

$ --        $  --     $  --    $  (147) $ 1,964    1,567  $(1,254) $(1,871) $(2,502)



  --           --        --         --     (675)     130       --       --       --
  (7)          --        --          1        1       39        7        3       21
  --           --        --         64      201       70      111       55       --
  --           --        --      2,449    2,267    2,129    2,150    1,877    1,523
  --           --        --       (238)     386      220     (457)    (591)    (553)
  --                                56       --       --        3       --       --
  --           --        --       (120)      --       --       --       --       --
  --           --        --         18      (83)    (158)     (14)     (47)     (25)
  --           --        --      1,491      365      102       --       --       --
  --           --        --        711     (316)    (459)    (489)    (324)    (241)

  (2)         411      (411)       118       39     (130)      17     (304)    (237)
  24         (144)      268        359      444      275      (17)     647      363
 (26)        (267)      123         --       --       --       26      267     (123)
  --           --        --         54     (155)     (35)     (54)     155       35
   1           --        --       (186)    (103)     (76)      54       77       13
  10           --       (49)       (45)     (30)      26       23       48       34
-----------------------------  -------------------------  -------------------------
  --           --       (69)     4,585    4,305    3,700      106       (8)  (1,692)
-----------------------------  -------------------------  -------------------------

  --           --        --     (5,295)  (4,105)  (3,534)  (3,751)  (3,047)  (2,580)
  --           --      (314)        --       --      314       --       --       --
  --           --        --        (37)    (686)    (135)     (29)    (203)      --
  --           --        --        263       51       90       38      207      153

  --           --        --         --       --     (618)      --       --       --
  --           --        15         33        2      (69)      --      (11)     (82)
-----------------------------  -------------------------  -------------------------
  --           --      (299)    (5,036)  (4,738)  (3,952)  (3,742)  (3,054)  (2,509)
  --           --        --         --    1,403       --       --       --       --
  --           --        --         --       --     (384)      --       --       --
-----------------------------  -------------------------  -------------------------
  --           --      (299)    (5,036)  (3,335)  (4,336)  (3,742)  (3,054)  (2,509)
-----------------------------  -------------------------  -------------------------

  --           --        --      2,625      344    1,020    5,027    3,252    5,901
  --           --       314     (1,604)    (932)    (529)  (3,785)    (407)  (2,734)
  --           --        --         --       --       --    1,725       --       --
  --           --        --         21      148       52      587      121      905
  --           --        --          3       12      134       --       --       --
  --           --        --       (437)    (433)    (426)     (14)     (15)     (15)
  --           --        --         --      (61)     (48)      --       --       --
  --           --        54       (145)     (30)     105      158      212      (13)
-----------------------------  -------------------------  -------------------------
  --           --       368        463     (952)     308    3,698    3,163    4,044
-----------------------------  -------------------------  -------------------------
  --           --        --         12       18     (328)      62      101     (157)
-----------------------------  -------------------------  -------------------------
  --           --        --        122      104      432      117       16      173
-----------------------------  -------------------------  -------------------------
$ --        $  --     $  --    $   134  $   122  $   104  $   179  $   117  $    16
-----------------------------  -------------------------  -------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY              Sprint Corporation
(millions)

-----------------------------------------------------------------------------------------------


                                                           Class A FT Class A DT  FON     PCS
                                                             Common     Common   Common  Common
                                                             Stock      Stock    Stock   Stock
-----------------------------------------------------------------------------------------------
Beginning 1999 balance                                       $ 108      $  108   $  701  $  375
Net income (loss)                                               --          --       --      --
FON common stock dividends                                      --          --       --      --
Class A common stock dividends                                  --          --       --      --
PCS preferred stock dividends                                   --          --       --      --
FON Series 3 common stock issued                                --          --        2      --
PCS Series 1 common stock issued                                --          --       --      27
PCS Series 2 common stock issued                                --          --       --      24
PCS Series 3 common stock issued                                --          --       --       7
Two-for-one stock splits                                        --          --      873     477
Treasury stock purchased                                        --          --       --      --
Treasury stock issued                                           --          --       --      --
Tax benefit from stock compensation                             --          --       --      --
Other, net                                                      --          --       --      --
-----------------------------------------------------------------------------------------------
Ending 1999 balance                                            108         108    1,576     910
Net income (loss)                                               --          --       --      --
FON common stock dividends                                      --          --       --      --
Class A common stock dividends                                  --          --       --      --
PCS preferred stock dividends                                   --          --       --      --
FON Series 1 common stock issued                                --          --       22      --
PCS Series 1 common stock issued                                --          --       --      23
Treasury stock purchased                                        --          --       --      --
Treasury stock issued                                           --          --       --      --
Tax benefit from stock compensation                             --          --       --      --
Intergroup stock compensation                                   --          --       --      --
Other, net                                                      --          --       --      --
-----------------------------------------------------------------------------------------------
Ending 2000 balance                                            108         108    1,598     933
Net loss                                                        --          --       --      --
FON common stock dividends                                      --          --       --      --
Class A common stock dividends                                  --          --       --      --
PCS preferred stock dividends                                   --          --       --      --
Conversion of common stock underlying Class A common stock     (86)       (108)     172      22
FON Series 1 common stock issued                                --          --        8      --
PCS Series 1 common stock issued                                --          --       --      32
Treasury stock issued                                           --          --       --      --
Fair value of contract adjustment payment liability             --          --       --      --
Tax benefit from stock compensation                             --          --       --      --
Intergroup stock compensation                                   --          --       --      --
Other, net                                                      --          --       --      --
-----------------------------------------------------------------------------------------------
Ending 2001 balance                                          $  22      $   --   $1,778  $  987
                                                           ------------------------------------
Shares Outstanding
-----------------------------------------------------------------------------------------------
Beginning 1999 balance                                        43.1        43.1    344.5   372.7
FON Series 3 common stock issued                                --          --      1.2      --
PCS Series 1 common stock issued                                --          --       --    27.1
PCS Series 2 common stock issued                                --          --       --    24.3
PCS Series 3 common stock issued                                --          --       --     6.9
Two-for-one stock splits                                        --          --    433.5   476.7
Treasury stock purchased                                        --          --     (0.6)     --
Treasury stock issued                                           --          --      9.4     2.7
-----------------------------------------------------------------------------------------------
Ending 1999 balance                                           43.1        43.1    788.0   910.4
FON Series 1 common stock issued                                --          --     10.8      --
PCS Series 1 common stock issued                                --          --       --    22.7
Treasury stock purchased                                        --          --     (2.0)     --
Treasury stock issued                                           --          --      1.6      --
-----------------------------------------------------------------------------------------------
Ending 2000 balance                                           43.1        43.1    798.4   933.1
Conversion of common stock underlying Class A common stock      --          --     86.2    21.6
Cancellation of Class A DT common stock stock                   --       (43.1)      --      --
FON Series 1 common stock issued                                --          --      3.8      --
PCS Series 1 common stock issued                                --          --       --    32.0
Treasury stock issued                                           --          --      0.4      --
-----------------------------------------------------------------------------------------------
Ending 2001 balance                                           43.1          --    888.8   986.7
                                                           ------------------------------------

         See accompanying Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------
Capital In
Excess of
  Par or   Retained                                            Combined Attributed Net Assets
  Stated   Earnings  Treasury       Consolidated              --------------------------------
  Value    (deficit)  Stock   Other    Total     Eliminations Sprint FON Group Sprint PCS Group
-----------------------------------------------------------------------------------------------
 $ 7,586    $ 3,651   $(426)  $ 99    $12,202        $(51)        $ 9,024          $ 3,229
      --       (935)     --     --       (935)         --           1,567           (2,502)
      --       (380)     --     --       (380)         --            (380)              --
      --        (54)     --     --        (54)         --             (54)              --
      --         (8)     --     --         (8)         --               7              (15)
      50         --      --     --         52          --              52               --
     674         --      --     --        701          --              --              701
   1,122         --      --     --      1,146          --              --            1,146
     210         --      --     --        217          --              --              217
  (1,350)        --      --     --         --          --              --               --
      --         --     (48)    --        (48)         --             (48)              --
      --       (315)    472     --        157          --             157               --
     254         --      --     --        254          --             223               31
      23          2      --    (16)         9          56             (34)             (13)
-----------------------------------------------------------------------------------------------
   8,569      1,961      (2)    83     13,313           5          10,514            2,794
      --         93      --     --         93          --           1,964           (1,871)
      --       (398)     --     --       (398)         --            (398)              --
      --        (44)     --     --        (44)         --             (44)              --
      --         (7)     --     --         (7)         --               7              (14)
     180         --      --     --        202          --             202               --
     207         --      --     --        230          --              --              230
      --         --     (61)    --        (61)         --             (61)              --
      --        (29)     53     --         24          --              24               --
     424         --      --     --        424          --             276              148
      --         --      --     --         --          --             (80)              80
      --          2      --    (62)       (60)          2             (61)              (1)
-----------------------------------------------------------------------------------------------
   9,380      1,578     (10)    21     13,716           7          12,343            1,366
      --     (1,401)     --     --     (1,401)         --            (147)          (1,254)
      --       (433)     --     --       (433)         --            (433)              --
      --        (11)     --     --        (11)         --             (11)              --
      --         (7)     --     --         (7)         --               7              (14)
      --         --      --     --         --          --              --               --
      78         --      --     --         86          --              86               --
     671         --      --     --        703          --              --              703
      --         (3)     10     --          7          --               7               --
     (53)        --      --     --        (53)         --              --              (53)
      17         --      --     --         17          --               9                8
      --         --      --     --         --          --            (160)             160
     (17)        16      --     (7)        (8)         (7)              3               (4)
-----------------------------------------------------------------------------------------------
 $10,076    $  (261)  $  --   $ 14    $12,616        $ --         $11,704          $   912
----------------------------------------------------------------------------------------------

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

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and 1/2 share of PCS stock. This recapitalization was tax-free to shareholders. In addition, the Class A common shares owned by France Telecom (FT) and Deutsche Telekom AG (DT) were reclassified into shares representing both FON stock and PCS stock. These transactions are referred to as the Recapitalization.

In connection with the PCS Restructuring, FT and DT purchased 5.1 million additional PCS shares (pre-split basis).

At the end of 2001, FT no longer held FON shares and DT no longer held either FON or PCS shares.

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

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet Protocol and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. In addition, the global markets division is expanding its ability to provide web and applications hosting, consulting services, and colocation services. Through this division Sprint also provides broadband services and digital subscriber line services, which enable high-speed transmission of data over existing copper telephone lines between the customer and the service provider.

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies after their 1999 acquisition dates. During 2000, Sprint converted several markets served by Multipoint Multichannel Distribution Services (MMDS) capabilities from cable TV services to high-speed data services. The global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. In the 2001 fourth quarter Sprint announced it would halt further deployment of MMDS services using current direct sight access technology. Current customers will continue to receive service and Sprint will wait for development of second generation technology and pursue alternative strategies for the spectrum leases and licenses.

Included in the global markets division are the costs of establishing international operations beginning in 2000.

This division also includes the FON Group's investments in EarthLink, Inc. (EarthLink), an Internet service provider; Call-Net, a long distance provider in Canada operating under the Sprint brand name; Intelig Telecommunicacoes Ltda., (Intelig), a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.2 million access lines in 18 states. It provides local voice and data services, access by phone customers and other carriers to the local network, consumer long distance services to customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

Product Distribution & Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories.

Sprint PCS Group

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. At year-end 2001, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas.

The PCS Group has licenses to serve the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands. The service offered by the PCS Group and its third party affiliates now covers more than 247 million people. The PCS Group provides nationwide service through a combination of:

   .  operating its own digital network in major U.S. metropolitan areas,

   . affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,

   . roaming on other providers' analog cellular networks using multi-mode handsets, and

   . roaming on other providers' digital networks that use code division multiple access technology (CDMA).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investments in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico, BidCo, a joint venture to acquire wireless spectrum rights, and Virgin Mobile U.S.A., a joint venture to market wireless services. These investments are accounted for using the equity method.

Intergroup Transactions and Allocations

Intergroup Transactions

The PCS Group uses the long distance operation of the FON Group as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Charges to the PCS Group for these items totaled $570 million in 2001, $392 million in 2000 and $276 million in 1999. Also included in these amounts are charges for goods capitalized by the PCS Group. These capitalized charges totaled $12 million in 2001, $15 million in 2000 and $16 million in 1999. The service charges less capitalized charges are included in the FON Group's net operating revenues.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $20 million in 2001, $39 million in 2000 and $8 million in 1999. These amounts are included in PCS Group's net operating revenues.

The FON Group provides printing, mailing and warehousing services to the PCS Group. Charges to the PCS Group for these services totaled $236 million in 2001, $150 million in 2000 and $65 million in 1999. These amounts are included in PCS Group's operating expenses.

Related Party Transactions

The Cable Partners advanced PhillieCo, L.P. $26 million in 1998. These advances were repaid in the 1999 first quarter.

Sprint loaned Sprint PCS $114 million in 1998, which was repaid in the 1999 first quarter.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis. Costs for shared services totaled approximately $542 million in 2001, $605 million in 2000 and $654 million in 1999. The percentage of these costs allocated to the PCS Group were approximately 23% in 2001, 15% in 2000 and 8% in 1999 with the balance allocated to the FON Group. The allocation of shared services may change at the discretion of Sprint's board and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $288 million in 2001, $237 million in 2000 and $168 million in 1999. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

The FON Group earned intergroup interest income and the PCS Group incurred intergroup interest expense of $15 million in 2001, $19 million in 2000 and $20 million in 1999 primarily related to the FON Group's ownership of PCS Group debt securities. Sprint redeemed these securities in the 2001 fourth quarter. As a result of this redemption, the FON Group recognized an $11 million pre-tax gain to other income (expense), net and the PCS Group recorded a $7 million after-tax extraordinary loss.

Under Sprint's centralized cash management program, one group may advance funds to the other group. These advances are accounted for as short-term borrowings between the groups and bear interest at a market rate that is substantially equal to the rate that group would be able to obtain from third parties on a short-term basis.

The allocation of group financing activities may change at the discretion of Sprint's board and does not require shareholder approval.

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement which provided for the allocation of income taxes between the two groups. The FON Group's income taxes are calculated as if it files returns which exclude the PCS Group. The PCS Group's income taxes reflect the PCS Group's incremental cumulative impact on Sprint's consolidated income taxes. Intergroup tax payments are satisfied on the date Sprint's related tax payment is due to or the refund is received from the applicable tax authority.

The tax sharing agreement applied to tax years ending on or before December 31, 2001. In December 2001, Sprint adopted a continuation of this tax sharing arrangement except for the elimination of certain provisions addressing certain types of acquisitions or restructurings, which never became operable under the original agreement.

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

Advertising Expense

Sprint recognizes advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Total advertising expenses totaled $1.1 billion in 2001, $1.2 billion in 2000 and $1.2 billion in 1999.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances, which were included in accounts payable, totaled $568 million at year-end 2001 and $636 million at year-end 2000. Sprint had sufficient funds available to fund the outstanding checks when they were presented for payment.

Investments in Equity Securities

Investments in marketable equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding gains and losses are reflected in the Consolidated Balance Sheets as adjustments to ''Shareholders' equity--Accumulated other comprehensive income,'' net of related income taxes.

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

--------------------------------------------------------------------------------

                                                   December 31,
                                                  ---------------
                                                   2001    2000
              ---------------------------------------------------
                                                    (millions)
              FON Group
                Global markets division           $14,393 $12,512
                Local division                     17,676  16,835
                Other                               2,044   1,651
              ---------------------------------------------------
              Total FON Group                      34,113  30,998
              PCS Group                            14,634  12,117
              ---------------------------------------------------
              Total property, plant and equipment $48,747 $43,115
                                                  ---------------

Capitalized Interest

Capitalized interest totaled $174 million in 2001, $175 million in 2000 and $151 million in 1999. Capitalized interest for the FON Group totaled $30 million in 2001, $22 million in 2000, and $43 million in 1999. Capitalized interest for the PCS Group totaled $144 million in 2001, $153 million in 2000, and $108 million in 1999. Capitalized interest is incurred in connection with the PCS Group's network buildout and the FON Group's construction of capital assets.

Intangibles

Sprint evaluates the recoverability of intangible assets when events or circumstances indicate that such assets might be impaired. Sprint determines impairment by comparing an asset's respective carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments, and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. See Note 18 for additional information regarding treatment following the implementation of Statement of Financial Accounting

Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Goodwill is amortized over five to 40 years using the straight-line method. Accumulated amortization totaled $348 million at year-end 2001 and $233 million at year-end 2000. See Note 18 for additional information regarding treatment following the implementation of SFAS No. 142.

PCS Licenses and Microwave Relocation Costs

The PCS Group acquired licenses from the Federal Communications Commission to operate as a PCS service provider. Additionally, the PCS Group incurred costs related to microwave relocation in constructing the PCS network. These licenses are granted for up to 10-year terms with renewals for additional 10-year terms if license obligations are met. These licenses are recorded at cost and are amortized on a straight-line basis over 40 years when service begins in a specific geographic area. Accumulated amortization totaled $317 million at year-end 2001 and $230 million at year-end 2000. See Note 18 for additional information regarding treatment following the implementation of SFAS No. 142.

Earnings per Share

Earnings per share (EPS) was calculated on a consolidated basis until the PCS stock and FON stock were created as part of the November 1998 PCS Restructuring and Recapitalization. From that time forward, EPS is computed individually for the FON Group and PCS Group. As a part of the Recapitalization, each Class A common share owned by FT and DT was reclassified such that each share represented a right to one share of FON stock and 1/2 share of PCS stock. During 2001, both FT and DT sold the FON stock underlying their shares of Class A common stock, and DT sold the PCS stock underlying its shares of Class A common stock. In order to give effect to this interest when determining earnings per share, the number of equivalent shares underlying the shares of Class A common stock are included in the calculation of the weighted average FON and PCS common stock outstanding.

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

The FON Group's convertible preferred dividends totaled $1 million in 2000 and 1999 and dilutive securities (mainly options) totaled 11.5 million shares in 2000 and 19.2 million shares in 1999. In 2001, dilutive securities did not have a dilutive effect on loss per share because the FON Group incurred a net loss. Dilutive securities for the PCS Group mainly include options, warrants and convertible preferred stock. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for 2001, 2000 and 1999. As a result, diluted loss per share equaled basic loss per share.

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

These acquisitions were accounted for as purchases. The results of these companies have been included in Sprint's consolidated financial statements after the acquisition dates. The excess of the purchase price over the net liabilities acquired was allocated to spectrum licenses, which are being amortized on a straight-line basis over 40 years and are included in other intangibles in Sprint's Consolidated Balance Sheets.

See Note 18 for additional information regarding the treatment of intangibles following the implementation of SFAS No. 142.

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

The excess of the purchase price over the fair value of the net liabilities acquired was allocated as follows:

---------------------------------------------------------------------------
                                                                    1999
---------------------------------------------------------------------------
                                                                 (millions)
Purchase price                                                     $1,146
Net liabilities acquired                                               99
Fair value assigned to customer base acquired                         (45)
Fair value assigned to PCS licenses                                   (99)
Deferred taxes established on acquired assets and liabilities          88
---------------------------------------------------------------------------
Goodwill                                                           $1,189
                                                                   ------

Goodwill is being amortized on a straight-line basis over 40 years through 2001. See Note 18 for additional information regarding goodwill treatment following implementation of SFAS No. 142.

--------------------------------------------------------------------------------
3. Investments
--------------------------------------------------------------------------------

Investments in Securities

The cost of investments in securities, which are included in "other assets", was $445 million at year-end 2001 and $549 million at year-end 2000. Gross unrealized holding gains were $40 million at year-end 2001 and $53 million at year-end 2000.

The accumulated unrealized gains on investments in securities, net of income taxes were $26 million at year-end 2001 and $33 million at year-end 2000 and are included in "Accumulated other comprehensive income" in the Sprint Consolidated Balance Sheets.

In the 2001 third quarter, Sprint sold 12.5 million of its common shares in EarthLink for $155 million and converted and sold 6.2 million shares of its Series B Convertible Preferred Stock in EarthLink for $73 million. The net loss on the sale was $25 million and is included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations. In the 2001 fourth quarter, Sprint converted 3.1 million shares of EarthLink Series A Convertible Preferred Stock into 3 million shares of EarthLink common stock.

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

Investments in and Advances to Affiliates

At year-end 2001, investments accounted for using the equity method consisted of the FON Group's various strategic investments and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., SVC BidCo L.P., and Virgin Mobile, U.S.A.

At year-end 2000, investments accounted for using the equity method consisted of the FON Group's investments in Intelig, EarthLink and other strategic investments and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V., and SVC BidCo L.P.

In the 2001 fourth quarter, the PCS Group entered into a joint venture with Virgin Mobile, USA. The PCS Group has agreed to contribute $50 million in future services.

In the 2001 third quarter, Sprint completed an analysis of the valuation of its investment in Intelig that resulted in a $157 million write-down. This charge was included in "Other income (expense), net" in Sprint's Consolidated Statement of Operations.

In the 2001 first quarter, Sprint modified its relationship with EarthLink which resulted in its investment in common stock no longer being accounted for using the equity method.

In the 2000 fourth quarter, Sprint completed an analysis of the valuation of its equity method investments in response to changes in the overall telecommunications industry. The analysis resulted in an $87 million charge for the write-down of its investment in Call-Net which was included in "Other income (expense), net" in Sprint's Consolidated Statements of Operations.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

--------------------------------------------------------------------------
                                                   2001    2000     1999
--------------------------------------------------------------------------
                                                         (millions)
Results of operations
 Net operating revenues                           $  581  $ 2,195  $1,571
                                                  -----------------------
 Operating loss                                   $ (418) $  (826) $ (192)
                                                  -----------------------
 Net loss                                         $ (608) $(1,062) $ (329)
                                                  -----------------------
Financial position
 Current assets                                   $  541  $ 1,470  $1,524
 Noncurrent assets                                 1,585    2,900   2,749
--------------------------------------------------------------------------
 Total                                            $2,126  $ 4,370  $4,273
                                                  -----------------------
 Current liabilities                              $  714  $ 1,102  $  599
 Noncurrent liabilities                              776      533   1,644
 Owners' equity                                      636    2,735   2,030
--------------------------------------------------------------------------
 Total                                            $2,126  $ 4,370  $4,273
                                                  -----------------------

--------------------------------------------------------------------------------
4. Restructuring and Asset Impairment
--------------------------------------------------------------------------------

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions. Operating losses generated by ION were approximately $500 million for each of the 2001 and 2000 periods and less than $400 million for the 1999 period.

These decisions resulted in $1,814 million pre-tax charge consisting of asset write-offs, severance costs associated with work force reductions, termination of supplier agreements, real estate leases, and other contractual obligations. The charge for asset abandonments was $1,327 million, severance costs totaled $231 million, and the remaining $256 million was accrued for other exit costs associated with the restructuring. Sprint expects to pay the severance and other exit costs in the next twelve months.

The severance charge is associated with the involuntary employee separation of approximately 6,000 employees. At year-end, nearly 5,000 of the employee separations have been completed.

Activity related to the restructuring in the 2001 fourth quarter is summarized as follows:

--------------------------------------------------------------------------------

                                                         Activity
                                                      -------------
                                                                     December 31,
                                            Total                        2001
                                        Restructuring                 Liability
                                           Charge     Cash  Non-cash   Balance
---------------------------------------------------------------------------------
                                                       (millions)
Severance                                   $231      $(31)   $(40)      $160
Other exit costs                             256        (7)    (19)       230
---------------------------------------------------------------------------------
Total                                       $487      $(38)   $(59)      $390
                                        -----------------------------------------

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

--------------------------------------------------------------------------------
5. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in October 1999, as a result of regulatory opposition to the merger. In the 2000 second quarter, Sprint recognized a one-time, pre-tax charge of $187 million for costs associated with the merger. The FON Group recognized $163 million while the PCS Group recognized $24 million.

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

In 2000, Sprint recorded an after-tax gain related to the sale of its interest in Global One of $675 million. Sprint recorded after-tax losses related to Global One totaling $130 million in 1999.

--------------------------------------------------------------------------------
7. Cumulative Effect of Changes in Accounting Principles
--------------------------------------------------------------------------------

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

Upon adoption of SFAS No. 133, Sprint recorded a cumulative adjustment to net income of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The $2 million cumulative adjustment was due to recognizing the fair value of the stock warrants held by the PCS Group that are not designated as hedging instruments and is recorded in "Cumulative effect of changes in accounting principles, net" in Sprint's Consolidated Statements of Operations. The total fair value of the stock warrants held by the FON Group on the date of adoption was not material and required no transition adjustment to earnings. The reduction in other comprehensive income results from recognizing the fair value of cash flow hedges held by the FON Group and is recorded in "Cumulative effect of change in accounting principle" in Sprint's Consolidated Statements of Comprehensive Income (Loss). The net derivative losses included in accumulated other comprehensive income as of December 31, 2001 are expected to be reclassified into earnings within the next 12-month period because they mature in 2002.

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

The following table shows the changes in the projected benefit obligation:

--------------------------------------------------------------------------------
                                                                  2001    2000
--------------------------------------------------------------------------------
                                                                   (millions)
Beginning balance                                                $2,634  $2,401
Service cost                                                         92      77
Interest cost                                                       209     194
Amendments                                                           12       8
Termination benefits                                                 40      --
Actuarial loss                                                      162      90
Benefits paid                                                      (144)   (136)
--------------------------------------------------------------------------------
Ending balance                                                   $3,005  $2,634
                                                                 --------------

The following table shows the changes in plan assets:

--------------------------------------------------------------------------------
                                                                  2001    2000
--------------------------------------------------------------------------------
                                                                   (millions)
Beginning balance                                                $3,376  $3,669
Actual loss on plan assets                                         (236)   (157)
Benefits paid                                                      (144)   (136)
--------------------------------------------------------------------------------
Ending balance                                                   $2,996  $3,376
                                                                 --------------

At year-end, the funded status and amounts recognized in the Consolidated Balance Sheets for the plan were as follows:

-----------------------------------------------------------------------------
                                                               2001    2000
-----------------------------------------------------------------------------
                                                                 (millions)
Plan assets in excess (deficiency) of the projected benefit
 obligation                                                    $  (9) $  742
Unrecognized net (gains) losses                                  381    (396)
Unrecognized prior service cost                                   95      96
Unamortized transition asset                                     (24)    (47)
-----------------------------------------------------------------------------
Prepaid pension cost                                           $ 443  $  395
                                                               -------------
Discount rate                                                   7.50%   8.00%
                                                               -------------
Expected long-term rate of return on plan assets                9.50%  10.00%
                                                               -------------
Expected blended rate of future pay raises                      4.25%   4.50%
                                                               -------------

Amounts included for the plan in the Consolidated Balance Sheets include prepaid pension expense of $474 million at year-end 2001 and $407 million at year-end 2000 for the FON Group, and accrued pension expense of $31 million at year-end 2001 and $12 million at year-end 2000 for the PCS Group.

The net pension credit consisted of the following:

------------------------------------------------------------------------------
                                                        2001    2000    1999
------------------------------------------------------------------------------
                                                             (millions)
Service cost--benefits earned during the year          $   92  $   77  $   86
Interest on projected benefit obligation                  209     194     177
Expected return on plan assets                           (353)   (336)   (300)
Amortization of unrecognized transition asset             (23)    (25)    (25)
Recognition of prior service cost                          13      12      12
Recognition of actuarial gains                            (26)    (37)     (8)
Termination benefits associated with the fourth
 quarter restructuring                                     40      --      --
------------------------------------------------------------------------------
Net pension credit                                     $  (48) $ (115) $  (58)
                                                       ----------------------
Discount rate                                            8.00%   8.25%   7.00%
                                                       ----------------------
Expected long-term rate of return on plan assets        10.00%  10.00%  10.00%
                                                       ----------------------
Expected blended rate of future pay raises               4.50%   5.25%   4.00%
                                                       ----------------------

Net periodic pension income for the FON Group was $66 million in 2001, $122 million in 2000, and $63 million in 1999. Net periodic pension expense for the PCS Group was $18 million in 2001, $7 million in 2000, and $5 million in 1999.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group and PCS Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint also matches contributions of non-union employees in FON stock and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of its Board of Directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to other telecommunications companies' stock. Sprint's matching contributions were $103 million in 2001 and in 2000, and $83 million in 1999. The FON Group recorded expenses of $85 million in 2001, $86 million in 2000, and $73 million in 1999 for Sprint's matching contributions, and the PCS Group recorded expenses of $18 million in 2001, $17 million in 2000, and $10 million in 1999. At year-end 2001, the plans held 40 million FON shares with a market value of $806 million and dividends reinvested into the plan of $20 million. At year-end 2001, the plans held 36 million PCS shares with a market value of $877 million.

Postretirement Benefits

Sprint provides postretirement benefits (mainly medical and life insurance) to most FON Group and PCS Group employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

In the 2001 third quarter, Sprint adopted amendments to two postretirement benefit plans. As a result of the amendments, the life insurance benefit is eliminated for employees retiring after 2003 and the postretirement medical insurance plan is replaced with a Sprint-funded account to be managed by the employee. The plan amendment to the Sprint retiree medical insurance plan reduced the accumulated postretirement benefit obligation and reduced employee benefits attributed to employee service already rendered. Sprint recognized a curtailment gain from this amendment of $120 million, $75 million after tax.

The following table shows the changes in the accumulated postretirement benefit obligation:

              ---------------------------------------------------
                                                   2001    2000
              ---------------------------------------------------
                                                     (millions)
              Beginning balance                    $ 910  $  876
              Service cost                            18      17
              Interest cost                           68      71
              Amendments                            (230)     --
              Actuarial (gains) losses               166      (2)
              Benefits paid                          (54)    (52)
              ---------------------------------------------------
              Ending balance                       $ 878  $  910
                                                   -------------

              Amounts included in the Consolidated Balance
              Sheets at year-end were as follows:
              ---------------------------------------------------
                                                   2001    2000
              ---------------------------------------------------
                                                     (millions)
              Accumulated postretirement benefit
               obligation                          $ 878  $  910
              Plan assets                            (39)    (41)
              Unrecognized transition obligation      11      11
              Unrecognized prior service benefit     177     104
              Unrecognized net gain (loss)           (97)     75
              ---------------------------------------------------
              Accrued postretirement benefits cost $ 930  $1,059
                                                   -------------
              Discount rate                         7.50%   8.00%
                                                   -------------

The amount of accrued postretirement benefit costs included in the Consolidated Balance Sheets are $927 million at year-end 2001 and $1,058 million at year-end 2000 for the FON Group, and $3 million at year-end 2001 and $1 million at year-end 2000 for the PCS Group.

The assumed 2002 annual health care cost trend rates are 8.5% before Medicare eligibility and 9.0% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5% by 2010. A 1% increase in the rates would have increased the 2001 accumulated postretirement benefit obligation by an estimated $72 million. A 1% decrease would have reduced the obligation by an estimated $62 million.

The net postretirement benefits cost consisted of the following:

------------------------------------------------------------------
                                              2001   2000   1999
------------------------------------------------------------------
                                                   (millions)
Service cost--benefits earned during the year $  18  $  17  $  21
Interest on accumulated postretirement
 benefit obligation..........................    68     71     59
Expected return on assets                        (4)    (3)    (3)
Recognition of transition obligation.........    (1)    (1)    (1)
Recognition of prior service cost               (33)    (8)    (8)
Recognition of actuarial gains                   (2)   (14)   (13)
------------------------------------------------------------------
Net periodic postretirement benefits cost     $  46  $  62  $  55
                                              -------------------
Curtailment gain                              $(120) $  --  $  --
                                              -------------------
Discount rate                                  8.00%  8.25%  7.00%
                                              -------------------

The FON Group recorded net periodic benefit expense of $45 million in 2001, $62 million in 2000, and $54 million in 1999. The PCS Group recorded net periodic benefit expense of $1 million in 2001, $0.2 million in 2000, and $1 million in 1999.

For measurement purposes, the assumed 2001 weighted average annual health care cost trend rates were 9.0% before Medicare eligibility and 9.5% after Medicare eligibility. Both rates gradually decrease to an ultimate level of 5.0% by 2010. A 1.0% increase in the rates would have increased the 2001 postretirement benefits service and interest costs by an estimated $13 million. A 1.0% decrease would have reduced the 2001 postretirement benefits service and interest costs by an estimated $9 million.

--------------------------------------------------------------------------------
9. Income Taxes
--------------------------------------------------------------------------------

Income tax expense (benefit) allocated to continuing operations consists of the following:

-----------------------------------------------------------------------
                                                Sprint    Sprint Sprint
                                             Corporation   FON    PCS
2001                                         Consolidated Group  Group
-----------------------------------------------------------------------
                                                     (millions)
Current income tax expense (benefit)
  Federal                                       $  (4)    $ 188  $(188)
  State                                            75        68      7
-----------------------------------------------------------------------
Total current                                      71       256   (181)
-----------------------------------------------------------------------
Deferred income tax benefit
  Federal                                        (559)     (189)  (370)
  State                                          (136)      (49)   (87)
-----------------------------------------------------------------------
Total deferred                                   (695)     (238)  (457)
-----------------------------------------------------------------------
Total                                           $(624)    $  18  $(638)
                                             -------------------------

                ------------------------------------------------

                                       Sprint    Sprint Sprint
                                    Corporation   FON    PCS
                2000                Consolidated Group  Group
                ------------------------------------------------
                                             (millions)
                Current income tax
                 expense (benefit)
                  Federal              $  24     $  429 $  (405)
                  State                   55         63      (8)
                ------------------------------------------------
                Total current             79        492    (413)
                ------------------------------------------------
                Deferred income tax
                 expense (benefit)
                  Federal               (173)       338    (511)
                  State                  (32)        48     (80)
                ------------------------------------------------
                Total deferred          (205)       386    (591)
                ------------------------------------------------
                Total                  $(126)    $  878 $(1,004)
                                    ---------------------------

                                       Sprint    Sprint Sprint
                                    Corporation   FON    PCS
                1999                Consolidated Group  Group
                ------------------------------------------------
                                             (millions)
                Current income tax
                 expense (benefit)
                  Federal              $ (34)    $  776 $  (810)
                  State                   40         65     (25)
                ------------------------------------------------
                Total current              6        841    (835)
                ------------------------------------------------
                Deferred income tax
                 expense (benefit)
                  Federal               (309)       170    (479)
                  State                  (24)        50     (74)
                ------------------------------------------------
                Total deferred          (333)       220    (553)
                ------------------------------------------------
                Total                  $(327)    $1,061 $(1,388)
                                    ---------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

            --------------------------------------------------------
                                          Sprint    Sprint   Sprint
                                       Corporation   FON      PCS
            2001                       Consolidated Group    Group
            --------------------------------------------------------
                                                (millions)
            Income tax benefit at the
             federal statutory rate       $(709)    $  (45)   $(660)
            Effect of:
              State income taxes, net
               of federal income tax
               effect                       (40)        12      (52)
              Equity in losses of
               foreign joint ventures        40          1       39
              Write down of equity
               method investment             57         57       --
              Goodwill amortization          44          6       38
              Other, net                    (16)       (13)      (3)
            --------------------------------------------------------
            Income tax expense
             (benefit)                    $(624)    $   18    $(638)
                                       ----------------------------
            Effective income tax rate      30.8%     (14.1)%   33.8%
                                       ----------------------------

--------------------------------------------------------------------------
                                                Sprint    Sprint  Sprint
                                             Corporation   FON     PCS
2000                                         Consolidated Group   Group
--------------------------------------------------------------------------
                                                      (millions)
Income tax expense (benefit) at the federal
 statutory rate                                 $(246)    $  759  $(1,005)
Effect of:
 State income taxes, net of federal income
   tax effect                                      15         72      (57)
 Equity in losses of foreign joint ventures        48         25       23
 Write down of equity method investment            30         30       --
 Goodwill amortization                             52         14       38
 Other, net                                       (25)       (22)      (3)
--------------------------------------------------------------------------
Income tax expense (benefit)                    $(126)    $  878  $(1,004)
                                             ----------------------------
Effective income tax rate                        17.9%      40.5%    35.0%
                                             ----------------------------
--------------------------------------------------------------------------
                                                Sprint    Sprint  Sprint
                                             Corporation   FON     PCS
1999                                         Consolidated Group   Group
--------------------------------------------------------------------------
                                                      (millions)
Income tax expense (benefit) at the federal
 statutory rate                                 $(375)    $  979  $(1,354)
Effect of:
 State income taxes, net of federal income
   tax effect                                      11         75      (64)
 Equity in losses of foreign joint ventures        18         18       --
 Goodwill amortization                             37          3       34
 Other, net                                       (18)       (14)      (4)
--------------------------------------------------------------------------
Income tax expense (benefit)                    $(327)    $1,061  $(1,388)
                                             ----------------------------
Effective income tax rate                        30.5%      37.9%    35.9%
                                             ----------------------------

Income tax expense (benefit) allocated to other items was as follows:

------------------------------------------------------------------------
                                                 Sprint    Sprint Sprint
                                              Corporation   FON    PCS
2001                                          Consolidated Group  Group
------------------------------------------------------------------------
                                                      (millions)
Extraordinary items                               $ (1)     $ --   $(1)
Unrealized holding losses on investments/(1)/       (5)      (11)   --
Stock ownership, purchase and option
 arrangements/(2)/                                 (17)       (9)   (8)
------------------------------------------------------------------------

------------------------------------------------------------------------
                                                 Sprint    Sprint Sprint
                                              Corporation   FON    PCS
2000                                          Consolidated Group  Group
------------------------------------------------------------------------
                                                      (millions)
Discontinued operation                           $ 370     $ 370  $  --
Extraordinary items                                 (3)       (1)    (2)
Unrealized holding losses on investments/(1)/      (29)      (26)    (3)
Stock ownership, purchase and option
 arrangements/(2)/                                (424)     (276)  (148)
------------------------------------------------------------------------

------------------------------------------------------------------------
                                                 Sprint    Sprint Sprint
                                              Corporation   FON    PCS
1999                                          Consolidated Group  Group
------------------------------------------------------------------------
                                                      (millions)
Discontinued operation                           $(111)    $(111) $  --
Extraordinary items                                (34)      (23)   (11)
Unrealized holding gains (losses) on
 investments/(1)/                                  (13)      (20)     3
Stock ownership, purchase and option
 arrangements/(2)/                                (254)     (223)   (31)
------------------------------------------------------------------------

/(1)/ These amounts have been recorded directly to "Shareholders' equity--Accumulated other comprehensive income" in the Consolidated Balance Sheets.

/(2)/ These amounts have been recorded directly to "Shareholders' equity--Capital in excess of par or stated value" in the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2001 and 2000, along with the income tax effect of each, were as follows:


-------------------------------------------------------------------------------------------------
                                        Sprint Corporation
                                           Consolidated     Sprint FON Group   Sprint PCS Group
                                          2001 Deferred      2001 Deferred      2001 Deferred
                                            Income Tax         Income Tax         Income Tax
                                        ------------------ ------------------ ------------------
                                        Assets Liabilities Assets Liabilities Assets Liabilities
------------------------------------------------------------------------------------------------
                                                               (millions)
Property, plant and equipment           $   --   $3,304    $   --   $1,698    $   --   $1,606
Intangibles                                 --      866        --      462        --      404
Postretirement and other benefits          379       --       379       --        --       --
Reserves and allowances                    356       --       250       --       106       --
Unrealized holding gains on investments     --       15        --       15        --       --
Operating loss carryforwards             2,685       --       246       --     2,439       --
Tax credit carryforwards                   176       --        --       --       176       --
Other, net                                 202       --       136       --        66       --
------------------------------------------------------------------------------------------------
                                         3,798    4,185     1,011    2,175     2,787    2,010
Less valuation allowance                   686       --       353       --       333       --
------------------------------------------------------------------------------------------------
Total                                   $3,112   $4,185    $  658   $2,175    $2,454   $2,010
                                        --------------------------------------------------------

------------------------------------------------------------------------------------------------
                                        Sprint Corporation
                                           Consolidated     Sprint FON Group   Sprint PCS Group
                                          2000 Deferred      2000 Deferred      2000 Deferred
                                            Income Tax         Income Tax         Income Tax
                                        ------------------ ------------------ ------------------
                                        Assets Liabilities Assets Liabilities Assets Liabilities
------------------------------------------------------------------------------------------------
                                                               (millions)
Property, plant and equipment           $   --   $3,161    $   --   $1,891    $   --   $1,270
Intangibles                                 --      853        --      467        --      386
Postretirement and other benefits          428       --       428       --        --       --
Reserves and allowances                    214       --       175       --        39       --
Unrealized holding gains on investments     --       20        --       26        --       --
Operating loss carryforwards             2,011       --       217       --     1,794       --
Tax credit carryforwards                   127       --        --       --       127       --
Other, net                                 163       --       144       --        18       --
------------------------------------------------------------------------------------------------
                                         2,943    4,034       964    2,384     1,978    1,656
Less valuation allowance                   598       --       273       --       325       --
------------------------------------------------------------------------------------------------
Total                                   $2,345   $4,034    $  691   $2,384    $1,653   $1,656
                                        --------------------------------------------------------


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

The valuation allowance related to deferred income tax assets increased $88 million in 2001 and $118 million in 2000.

The foreign component of income (loss) from continuing operations totaled $(234) million, $(236) million, and $(73) million in 2001, 2000 and 1999, respectively.

In 1999, Sprint acquired approximately $193 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of the broadband fixed wireless companies. In 1998, Sprint acquired approximately $229 million of potential tax benefits related to net operating loss carryforwards in the PCS Restructuring. The benefits from the acquisitions and PCS Restructuring are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these benefits. If these benefits are subsequently recognized, they will reduce goodwill or intangibles resulting from the application of the purchase method of accounting for these transactions.

In connection with the PCS Restructuring, the PCS Group is required to reimburse the FON Group and the Cable Partners for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by the PCS Group produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by the PCS Group and will be made to the FON Group in cash and to the Cable Partners in shares of Series 2 PCS stock. The carryforward benefits subject to this requirement total $259 million, which includes the $229 million acquired in the PCS Restructuring.

At year-end 2001, Sprint had federal operating loss carryforwards of approximately $6.4 billion and state operating loss carryforwards of approximately $10 billion. Related to these loss carryforwards are federal tax benefits of $2.2 billion and state tax benefits of $696 million. In addition, Sprint had available, for income tax purposes, federal alternative minimum tax credit carryforwards of $33 million, state alternative minimum tax credit carryforwards of $5 million, federal alternative minimum tax net operating loss carryforwards of $4.2 billion and state alternative minimum tax net operating loss carryforwards of $1 billion. The loss carryforwards expire in varying amounts through 2021.

--------------------------------------------------------------------------------
10. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

--------------------------------------------------------------------------------

                                                         2001                        2000
                                              --------------------------- ---------------------------
                                               FON     PCS                 FON     PCS
                                   Maturing   Group   Group  Consolidated Group   Group  Consolidated
-----------------------------------------------------------------------------------------------------
                                                                    (millions)
Senior notes
  5.7% to 7.6%/(1)/              2001 to 2028 $1,355 $12,545   $13,900    $1,105 $ 9,395   $10,500
  8.1% to 9.8%                   2001 to 2003    350      --       350       382      --       382
  11.0% to 12.5%/(2)/            2001 to 2006     --      --        --        --     776       607
Debentures and notes
  6.1% to 9.3%                   2003 to 2022    500      --       500       500      --       500
Notes payable and
 commercial paper
  Variable rates/(3)/                 --       1,118   2,715     3,833       157   3,797     3,954
First mortgage bonds
  6.3% to 9.9%                   2002 to 2025  1,064      --     1,064     1,085      --     1,085
Trade receivables securitization
  Variable rates/(4)/                2002        820      --       820       900      --       900
Capital lease obligations
  2.3% to 14.0%                  2001 to 2007     55     324       379        61     408       469
Other
  2.0% to 15.0%                  2001 to 2006     52       4        56       318       4       322
-----------------------------------------------------------------------------------------------------
                                               5,314  15,588    20,902     4,508  14,380    18,719
Less: current maturities of
 long-term debt/(2)/                           1,258   1,310     2,568     1,026     244     1,205
Less: short-term borrowings                      798   1,035     1,833        --      --        --
-----------------------------------------------------------------------------------------------------
Long-term debt and capital lease
 obligations/(2)/                             $3,258 $13,243   $16,501    $3,482 $14,136   $17,514
                                              -------------------------------------------------------

/(1)/ These borrowings were incurred by Sprint and allocated to the applicable group. Sprint's weighted average effective interest rate related to these borrowings was 6.8% for the year-ended 2001 and 6.7% for the year-ended 2000. The weighted average effective interest rate related to the borrowings allocated to the PCS Group was approximately 8.7% for the year-ended 2001 and 8.8% for the year-ended 2000. See Note 1 for a more detailed description of how Sprint allocates financing to each of the groups.

/(2)/ In 2000, consolidated debt does not equal the total of PCS Group and FON
      Group debt due to intergroup debt eliminated in consolidation. The FON Group had ownership of the PCS Group's Senior Discount notes totaling $169 million at year-end 2000, including $65 million classified as current.

/(3)/ Notes payable had a weighted average interest rate of 2.7% at year-end
      2001 and 7.1% at year-end 2000. The weighted average interest rate of commercial paper was 3.2% at year-end 2001 and 7.5% at year-end 2000.
/(4)/ These borrowings were incurred under a financing agreement, entered into in 1999, to sell, on a continuous basis with recourse, undivided percentage ownership interests in a designated pool of FON Group trade accounts receivable. Subsequent collections of receivables sold to investors are typically reinvested in new receivables. Sprint's weighted average interest rate related to these borrowings was 4.5% for the year-ended 2001 and 6.9% for the year-ended 2000.

Scheduled principal payments, excluding reclassified short-term borrowings, during each of the next five years are as follows:

---------------------------------------------------------------------------
                                                       Sprint Sprint
                                                        FON    PCS
                                                       Group  Group  Sprint
---------------------------------------------------------------------------
                                                            (millions)

2002                                                   $1,258 $1,310 $2,568
2003                                                      372  1,060  1,432
2004                                                      144  1,062  1,206
2005                                                      122     61    183
2006                                                       10    830    840
---------------------------------------------------------------------------

Included in the above schedule are payments to be made in Japanese yen. A substantial amount of the yen needed to satisfy the obligations are currently held on deposit and included in "Other assets" on the Consolidated Balance Sheets. The yen payments included in the above schedule are $1 million in 2003, $20 million in 2004, $43 million in 2005 and $81 million in 2006.

Short-term Borrowings

Sprint had bank notes payable totaling $635 million at year-end 2001 and $676 million at year-end 2000. In addition, Sprint had commercial paper borrowings totaling $3.2 billion at year-end 2001 and $3.3 billion at year-end 2000. Though these borrowings are renewable at various dates during the year, Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. Sprint's ability to refinance these borrowings is limited to Sprint's unused credit facilities expiring after 2002. Accordingly, the amount of commercial paper borrowings and other bank notes reclassified to long-term debt was limited to $2.0 billion. The commercial paper borrowings that remained in current liabilities were $1.8 billion at December 31, 2001.

Sprint currently has revolving credit facilities with syndicates of domestic and international banks totaling $5 billion; $3 billion of which is a 364 day facility expiring in August 2002, and $2 billion of which is a five year facility expiring in August 2003. These facilities are unused, however, Sprint's commercial paper borrowings are supported by these revolving credit facilities. Certain other notes payable relate to a separate revolving credit facility of $500 million which expires in December 2002. At year-end 2001, Sprint had total unused lines of credit of $1.9 billion, assuming Sprint's commercial paper borrowings used these credit facilities. In addition, Sprint had standby letters of credit serving as a backup to various obligations totaling $133 million at year-end 2001.

Long-term Debt

In the 2001 fourth quarter, Sprint issued $1.75 billion of debt securities through a private placement. These borrowings have an interest rate of 6.0% and mature in 2007. The proceeds were allocated to both the FON and PCS Groups and used to repay debt and to fund capital investments and working capital requirements. As a condition to the sale of the securities, Sprint conducted an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the Securities and Exchange Commission (SEC). The exchange offer terminated on February 21, 2002.

In the 2001 fourth quarter, Sprint redeemed, before scheduled maturities, $558 million of senior notes and senior discount notes of the PCS Group. These notes had interest rates ranging from 11.0% to 12.5%. This resulted in an after-tax extraordinary loss for Sprint of less than $1 million.

In the 2001 first quarter, Sprint repaid, before scheduled maturities, $18 million of first mortgage bonds allocated to the FON Group. These bonds had an interest rate of 9.9%. This resulted in a $1 million after-tax extraordinary loss for Sprint.

In the 2001 first quarter, Sprint issued $2.4 billion of debt securities. Sprint had $2 billion of unissued securities under its existing shelf registration statement with the SEC, and registered an additional $400 million before the issuance. These borrowings have interest rates ranging from 7.1% to 7.6% and mature in 2006 and 2011. The proceeds were allocated to the PCS Group and used to repay debt, and to fund capital investments and working capital requirements.

In the 2000 fourth quarter, Sprint redeemed, before scheduled maturities, $25 million of debt allocated to the FON Group. These borrowings had a weighted average interest rate of 9.6%. This resulted in a $1 million after-tax extraordinary loss for Sprint.

In the 2000 second quarter, Sprint issued $1.25 billion of debt securities under its $4 billion shelf registration statement with the SEC. These borrowings mature in 2002 and have interest rates ranging from 6.9% to 7.6%. The proceeds were allocated to the PCS Group and used to repay debt and to fund capital investments and working capital requirements.

In the 2000 first quarter, Sprint exchanged 6.6 million common shares of SBC Communications, Inc. for certain notes payable allocated to the FON Group. The notes had a market value of $275 million on the maturity date. The notes had an interest rate of 8.3%.

In the 2000 first quarter, Sprint repaid, before scheduled maturities, $127 million of notes payable allocated to the PCS Group. These notes had an interest rate of 7.8%. This resulted in a $3 million after-tax extraordinary loss for Sprint.

In the 1999 fourth quarter, Sprint redeemed, before scheduled maturities, $575 million of the assumed broadband fixed wireless companies' debt with interest rates ranging from 13.1% to 14.5%. This resulted in a $39 million after-tax extraordinary loss for Sprint.

In 1999, Sprint repaid, before scheduled maturities, $2.2 billion of its revolving credit facilities and other borrowings allocated to the PCS Group. This resulted in a $21 million after-tax extraordinary loss for Sprint.

Other

Sprint gross property, plant and equipment totaling $15.5 billion was either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Sprint has complied with all restrictive and financial covenants relating to its debt arrangements at year-end 2001.

--------------------------------------------------------------------------------
11. Equity Unit Offering
--------------------------------------------------------------------------------

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses. The proceeds were allocated to the PCS Group and used to repay debt, and to fund capital investments and working capital requirements.

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

Purchase Contract

As a component of the equity unit, the purchase contract obligates the holder to purchase, and obligates Sprint to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock ranging from approximately 58 million to 70 million shares depending on the market price of PCS common stock. Sprint will make quarterly contract adjustment payments of 1.125% on the $25 stated amount per year until the purchase contract is settled, although it has the right to defer these payments until August 17, 2004. The fair value of this obligation is classified as an other liability on the Consolidated Balance Sheets.

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

--------------------------------------------------------------------------------
12. Redeemable Preferred Stock
--------------------------------------------------------------------------------

The redeemable preferred stock outstanding, at year-end, is as follows:

                                                                                                      2001          2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (millions, except per share
                                                                                                        and share data)
Seventh series preferred stock--stated value $1,000 per share, 246,766 shares, voting, cumulative
 $6.73 quarterly dividend rate                                                                    $246          $246
Fifth series preferred stock--stated value $100,000 per share, 95 shares--voting, cumulative 6%
 annual dividend rate                                                                               10            10
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  $256          $256
                                                                                                  ---------------------------

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

--------------------------------------------------------------------------------
13. Common Stock
--------------------------------------------------------------------------------

In the 2001 fourth quarter, 0.4 million shares of PCS common stock underlying Class A DT common stock were converted into shares of Series 1 PCS common stock. After this conversion, the Class A DT shares were cancelled.

In the 2001 third quarter, Sprint completed a registered offering of 23.5 million shares of its Series 1 PCS common stock. Net proceeds from the issuance were approximately $561 million after deducting the underwriting discount and other offering expenses. The proceeds were used to repay debt, and to fund capital investments and working capital requirements.

In conjunction with the above offering, DT sold 57 million shares of PCS common stock, which represented an approximate 4% voting interest in Sprint Corporation. Sprint did not receive any of the proceeds from the sale of shares by DT. Upon the sale, 21.2 million shares of PCS common stock underlying Class A DT common stock and 35.8 million shares of Series 3 PCS common stock were converted into shares of Series 1 PCS common stock.

In the 2001 second quarter, Sprint completed a registered offering on behalf of FT and DT in which they sold 174.8 million shares of FON common stock, which represented an approximate 10% voting interest in Sprint. Sprint did not receive any proceeds from this offering. Upon the sale, 86.2 million shares of FON common stock underlying Class A common stock and 88.6 million shares of Series 3 FON common stock were converted into shares of Series 1 FON common stock.

In the 1999 fourth quarter, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's PCS common stock in the form of a stock dividend. The dividend was distributed in February 2000 to the PCS shareholders. Series 3 PCS common stock was issued to FT and DT in lieu of adjusting the PCS common stock underlying Class A common stock.

In the 1999 second quarter, Cox Communications Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued 24.3 million shares of Series 2 PCS common stock (pre-split basis) in exchange for the remaining interest. The shares were valued at $1.1 billion.

In the 1999 second quarter, the Sprint Board of Directors authorized a two-for-one stock split of Sprint's FON common stock in the form of a stock dividend. The dividend was distributed in June 2000 to the FON shareholders. Series 3 FON common stock was issued to FT and DT in lieu of adjusting the FON common stock underlying Class A common stock.

In the 1999 first quarter, Sprint completed a registered offering of 24.4 million shares of its Series 1 PCS common stock (pre-split basis). In connection with this offering, FT and DT purchased 6.1 million shares of Series 3 PCS common stock (pre-split basis). Net proceeds from the issuance were approximately $672 million after deducting the underwriting discount and other offering expenses. Proceeds from FT and DT were approximately $169 million. These proceeds were used for the continued buildout of the PCS network and other working capital needs.

Classes of Common Stock

Series 1 FON common stock -- Designated for general public -- At the end of 2001, authorized shares totaled 2.5 billion, issued and outstanding shares totaled 888.8 million.

Series 1 PCS common stock -- Designated for general public -- At the end of 2001, authorized shares totaled 3.0 billion, issued and outstanding shares totaled 646.4 million.

Series 2 FON common stock -- Designated for Cable Partners -- At the end of 2001, authorized shares totaled 500 million. There have been no shares issued.

Series 2 PCS common stock -- Designated for Cable Partners -- At the end of 2001, authorized shares totaled 1.0 billion, issued and outstanding shares totaled 305.9 million

Series 3 FON common stock -- Designated for FT and DT -- At the end of 2001, authorized shares totaled 1.2 billion. There are no outstanding shares.

Series 3 PCS common stock -- Designated for FT and DT -- At the end of 2001, authorized shares totaled 600 million, issued and outstanding shares totaled
34.4 million, all of which are owned by FT.

Class A FT common stock -- At the end of 2001, authorized shares totaled 100 million, issued and outstanding shares totaled 43.1 million. Each share represents the right to 50% of a share of Series 1 PCS common stock.

Class A DT common stock -- At the end of 2001, authorized shares totaled 100 million. There are no outstanding shares.

Common Stock Reserved for Future Grants

At year-end 2001, common stock reserved for future grants under stock option plans or for future issuances under various other arrangements was as follows:

Sprint FON Group

           ----------------------------------------------------------
                                                             Shares
           ----------------------------------------------------------
                                                           (millions)
           Employees Stock Purchase Plan                       7.3
           Employee savings plans                              3.7
           Automatic Dividend Reinvestment Plan                2.3
           Officer and key employees' and directors' stock
            options                                            6.1
           Other                                               1.5
           ----------------------------------------------------------
                                                              20.9
                                                              ----

Sprint PCS Group

           ----------------------------------------------------------
                                                             Shares
           ----------------------------------------------------------
                                                           (millions)
           Employees Stock Purchase Plan                       9.8
           Employee savings plans                              3.0
           Officer and key employees' and directors' stock
            options                                            9.1
           Warrants issued to Cable Partners                  24.9
           Conversion of preferred stock and other            16.8
           Purchase contract underlying Equity Unit Notes     70.4
           ----------------------------------------------------------
                                                             134.0
                                                             -----

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

   . Each Class A right entitles the holder to purchase 1/4 Unit of Preferred Stock-Eighth Series at $37.50 per 1/4 Unit.

Preferred Stock-Sixth Series is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 2,000 times the total per share amount of all FON common stock dividends. Preferred Stock-Eighth Series has the same features as the Sixth Series, but applies to PCS shares. No Preferred Stock-Sixth Series or Preferred Stock-Eighth Series were issued or outstanding at year-end 2001 or 2000.

Other

The indentures and financing agreements of certain of Sprint's subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $556 million of those subsidiaries' $1.5 billion total retained earnings was restricted at year-end 2001. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

--------------------------------------------------------------------------------
14. Stock-based Compensation
--------------------------------------------------------------------------------

After the FON and PCS stock splits, the number of shares and the related exercise prices of outstanding options and Employees Stock Purchase Plan (ESPP) share elections were adjusted to maintain the total intrinsic value of the options and the value of share elections.

During 2001, the FON Group paid $160 million to the PCS Group to compensate for the net amount of PCS stock-based compensation granted to FON Group employees less FON stock-based compensation granted to PCS Group employees. The FON Group paid $80 million to the PCS Group in 2000 for stock-based compensation. The value paid for stock-based compensation is determined at the time of the grants.

During 2000, options and restricted stock outstanding for more than one year at the date of shareholder approval of Sprint's proposed merger with WorldCom became fully vested as of that date.

During 2000, the Sprint Board of Directors approved an Exchange Program to give Sprint employees an election to cancel stock options granted to them in 2000 in exchange for an equal number of new options to be granted in the future with generally more extended vesting schedules. No members of Sprint's Board of Directors were eligible for the Exchange Program. Under the terms of the Exchange Program, 16.2 million FON options and 13.1 million PCS options were cancelled on November 10, 2000. The new options were granted on May 11, 2001, and the exercise price was the market price on that date. A total of 15.7 million FON options and 12.4 million PCS options were granted.

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan (MISOP), Sprint grants stock options to employees who are eligible to receive annual incentive compensation. Eligible employees may elect to receive stock options in lieu of a portion of their target incentive under Sprint's annual incentive compensation plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. Under the MISOP, Sprint also grants stock options to executives in lieu of long-term incentive compensation (LTIP-MISOP options). The LTIP-MISOP options generally become exercisable on the third December 31 following the grant date and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2001, this plan authorized options to buy approximately 34.4 million FON shares and approximately 23.9 million PCS shares. The authorized number of shares was increased by approximately 8.0 million FON shares and 8.6 million PCS shares on January 1, 2002.

Stock Option Plan

Under Sprint's 1990 Stock Option Plan (SOP), Sprint grants stock options to officers and key employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2001, this plan authorized options to buy approximately 67.6 million FON shares and approximately 54.2 million PCS shares.

In 2001, Sprint entered into new employment contracts with Mr. Esrey and Mr. LeMay designed to insure their long-term employment with Sprint, to provide competitive compensation, and to link their compensation to shareholder value. The employment contracts combine, supercede, and amend several earlier agreements between Sprint and each of Messrs. Esrey and LeMay. In return for these agreements, Sprint granted stock options with extended vesting schedules (Employment) to Mr. Esrey and Mr. LeMay.

In 2000, Sprint granted special stock options (Retention) to executives who agreed to defer the benefit of the accelerated vesting of stock options until the close or cancellation of the proposed WorldCom merger. The agreement was designed to retain these executives following Sprint's special meeting of shareholders in connection with the proposed WorldCom merger. In addition, Sprint granted a portion of the annual option grants (Accelerated) normally expected to be made in early 2001 to officers and key employees. The granting of these options was accelerated to help retain employees.

In 1997, Sprint granted performance-based stock options to certain key executives. The FON Group expensed $5 million in 2000 and $9 million in 1999, and the PCS Group expensed $3 million in 2000 and $5 million in 1999, related to these performance-based stock options. The 2000 amount reflects expense through the date of the shareholder approval of the proposed WorldCom merger. At that time, all of these options became vested. An additional $29 million of expense related to these options was included in "Merger related costs" in Sprint's 2000 Consolidated Statements of Operations.

Employees Stock Purchase Plan

Under Sprint's ESPP, employees may elect to purchase FON common stock or PCS common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 2001, this plan authorized for purchase approximately 10.2 million FON shares and approximately 15.1 million PCS shares.

Sprint PCS Long-term Incentive Plan

Before 1999, PCS Group employees meeting certain eligibility requirements were included in the Sprint PCS' long-term incentive plan (LTIP). Under this plan, participants received units whose initial value was based on independent appraisals. Appreciation on the units was based on annual independent appraisals. The 1997 plan year appreciation units vested 25% per year beginning one year from the grant date and also expire after 10 years.

In connection with the PCS Restructuring, Sprint discontinued the Sprint PCS LTIP. The appreciation units were converted to PCS shares and options to buy PCS shares, based on a formula designed to replace the appreciated value of the units at the beginning of July 1998. For vested units at year-end 1998, participants could elect to receive the appreciation in cash, or in shares and options. Most elected to receive shares and options.

In 1999, Sprint began issuing the shares, and the options became exercisable based on the vesting requirements of the converted units. At the end of 2000, all replacement options and shares were fully vested.

Pro Forma Disclosures

Pro forma net income (loss) and earnings (loss) per share have been determined as if Sprint had used the fair value method of accounting for its stock option grants and ESPP share elections. Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

Sprint's pro forma net loss was $1,751 million for 2001, $467 million for 2000 and $1,144 million for 1999.

The FON Group's pro forma net loss was $291 million for 2001, and pro forma net income was $1,668 million for 2000 and $1,434 million for 1999. Pro forma diluted loss per share was $0.32 for 2001, and pro forma diluted earnings per share was $1.88 for 2000 and $1.63 for 1999. The FON Group's pro forma net income was reduced by $10 million or $0.01 per FON share in 2000 and 1999 due to additional compensation resulting from modifications to terms of options and ESPP share elections related to the Recapitalization.

The PCS Group's pro forma net loss was $1,460 million in 2001, $2,135 million in 2000 and $2,578 million in 1999 and pro forma diluted loss per share was $1.49 in 2001, $2.22 in 2000 and $2.82 in 1999.

Fair Value Disclosures

The following tables reflect the weighted average fair value per option granted, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model.

In 2001, two SOP grants are presented. This is a result of the Exchange Program. Those individuals that did not accept (or were excluded from) the Exchange Program were granted 2001 SOP options in January, while those that accepted the Exchange Program were granted both the 2000 and 2001 SOP options in May in accordance with the terms of the offer.

FON Common Stock

                -----------------------------------------------
                2001                        MISOP    SOP (Jan)
                -----------------------------------------------
                Fair value on grant date   $ 7.11      $ 8.78
                Risk-free interest rate       4.9%        4.9%
                Expected volatility          33.7%       32.6%
                Expected dividend yield       2.3%        1.9%
                Expected life (years)           6           6
                -----------------------------------------------
                2001                      SOP (May)  Employment
                -----------------------------------------------
                Fair value on grant date   $ 7.11      $ 7.46
                Risk-free interest rate       4.9%        4.8%
                Expected volatility          33.7%       33.5%
                Expected dividend yield       2.3%        2.2%
                Expected life (years)           6           6
                -----------------------------------------------
                2000                        MISOP       SOP
                -----------------------------------------------
                Fair value on grant date   $24.24      $23.86
                Risk-free interest rate       6.8%        6.1%
                Expected volatility          26.7%       26.6%
                Expected dividend yield       0.8%        0.8%
                Expected life (years)           6           6
                -----------------------------------------------
                2000                     Accelerated Retention
                -----------------------------------------------
                Fair value on grant date   $13.77      $22.92
                Risk-free interest rate       6.1%        6.6%
                Expected volatility          33.2%       26.7%
                Expected dividend yield       1.4%        0.8%
                Expected life (years)           6           6

                    ---------------------------------------
                    1999                     MISOP   SOP
                    ---------------------------------------
                    Fair value on grant date $9.86  $12.09
                    Risk-free interest rate    4.8%    4.8%
                    Expected volatility       26.6%   26.6%
                    Expected dividend yield    1.3%    1.3%
                    Expected life (years)        4       6

PCS Common Stock

                -----------------------------------------------
                2001                        MISOP    SOP (Jan)
                -----------------------------------------------
                Fair value on grant date   $16.91      $18.50
                Risk-free interest rate       4.9%        4.9%
                Expected volatility          74.3%       75.4%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                2001                      SOP (May)  Employment
                -----------------------------------------------
                Fair value on grant date   $16.91      $17.52
                Risk-free interest rate       4.9%        4.8%
                Expected volatility          74.3%       75.5%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                2000                        MISOP       SOP
                -----------------------------------------------
                Fair value on grant date   $33.06      $33.93
                Risk-free interest rate       6.8%        6.1%
                Expected volatility          63.2%       67.7%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                2000                     Accelerated Retention
                -----------------------------------------------
                Fair value on grant date   $35.30      $34.83
                Risk-free interest rate       6.1%        6.6%
                Expected volatility          63.8%       63.2%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                1999                        MISOP       SOP
                -----------------------------------------------
                Fair value on grant date   $ 8.55      $10.12
                Risk-free interest rate       4.8%        4.8%
                Expected volatility          67.7%       67.7%
                Expected dividend yield        --          --
                Expected life (years)           4           6

Employees Stock Purchase Plan

During the 2001 ESPP offering, FON Group and PCS Group employees elected to purchase 2.0 million FON and 5.5 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $4.37 per share for each FON election and $7.92 per share for each PCS election.

During the 2000 ESPP offering, FON Group and PCS Group employees elected to purchase 2.3 million FON and 5.4 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $12.99 per share for each FON election and $20.68 per share for each PCS election.

During the 1999 ESPP offering, FON Group and PCS Group employees elected to purchase 1.3 million

FON and 6.5 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $11.12 per share for each FON election and $8.08 per share for each PCS election.

Stock Options

Activity under the SOP and MISOP was as follows:

FON Common Stock

                -----------------------------------------------
                                                      Weighted
                                                       Average
                                             Sprint   per Share
                                              FON     Exercise
                                             Shares     Price
                -----------------------------------------------
                                           (millions)
                Outstanding, year-end 1998    47.4     $21.03
                Granted                       20.9      41.51
                Exercised                    (13.5)     18.93
                Forfeited/Expired             (2.8)     28.61
                                             -----
                Outstanding, year-end 1999    52.0      29.48
                Granted                       24.3      58.61
                Exercised                    (11.5)     26.32
                Forfeited/Expired            (20.0)     58.48
                                             -----
                Outstanding, year-end 2000    44.8      33.12
                Granted                       43.8      25.06
                Exercised                     (0.8)     14.10
                Forfeited/Expired             (7.6)     43.49
                                             -----
                Outstanding, year-end 2001    80.2     $27.95
                                           --------------------

PCS Common Stock

                -----------------------------------------------
                                                      Weighted
                                                       Average
                                             Sprint   per Share
                                              PCS     Exercise
                                             Shares     Price
                -----------------------------------------------
                                           (millions)
                Outstanding, year-end 1998    29.2     $ 5.20
                Granted                       21.8      17.67
                Exercised                     (9.2)      6.05
                Forfeited/Expired             (2.0)      9.64
                                             -----
                Outstanding, year-end 1999    39.8      11.64
                Granted                       19.1      52.68
                Exercised                    (16.2)     10.84
                Forfeited/Expired            (15.8)     52.08
                                             -----
                Outstanding, year-end 2000    26.9      17.43
                Granted                       35.3      26.01
                Exercised                     (2.7)      9.75
                Forfeited/Expired             (3.4)     43.17
                                             -----
                Outstanding, year-end 2001    56.1     $21.70
                                           --------------------

The following tables summarize outstanding and exercisable options at year-end 2001:

FON Common Stock

--------------------------------------------------------------------------------

                                      Options Outstanding
                                --------------------------------
                                             Weighted
                                              Average   Weighted
                                             Remaining  Average
                Range of          Number    Contractual Exercise
                Exercise Prices Outstanding    Life      Price
                ------------------------------------------------
                                (millions)    (years)
                 $ 5.00-$ 9.99      0.0         0.2      $ 8.29
                  10.00- 19.99      7.6         4.3       16.82
                  20.00- 29.99     51.8         8.1       22.90
                  30.00- 39.99     14.0         6.9       38.53
                  40.00- 49.99      2.3         4.9       44.64
                  50.00- 59.99      0.6         4.5       53.69
                  60.00- 69.99      3.5         6.8       64.68
                  70.00- 79.99      0.4         4.7       74.01
                ------------------------------------------------

--------------------------------------------------------------------------------

                                      Options Exercisable
                                      --------------------
                                                  Weighted
                                                  Average
                      Range of          Number    Exercise
                      Exercise Prices Exercisable  Price
                      ------------------------------------
                                      (millions)
                       $ 5.00-$ 9.99      0.0      $ 8.29
                        10.00- 19.99      7.5       16.77
                        20.00- 29.99     27.2       23.36
                        30.00- 39.99     13.6       38.60
                        40.00- 49.99      2.3       44.63
                        50.00- 59.99      0.6       53.69
                        60.00- 69.99      2.6       64.22
                        70.00- 79.99      0.4       74.01
                      ------------------------------------

PCS Common Stock

--------------------------------------------------------------------------------

                                      Options Outstanding
                                --------------------------------
                                             Weighted
                                              Average   Weighted
                                             Remaining  Average
                Range of          Number    Contractual Exercise
                Exercise Prices Outstanding    Life      Price
                ------------------------------------------------
                                (millions)    (years)
                 $ 2.00-$ 9.99      9.8         5.3      $ 5.19
                  10.00- 19.99      9.6         7.0       15.62
                  20.00- 29.99     32.8         8.9       24.78
                  30.00- 39.99      0.2         5.4       32.99
                  40.00- 49.99      0.4         5.2       46.44
                  50.00- 59.99      2.9         7.3       53.12
                  60.00- 69.99      0.4         6.3       62.82

--------------------------------------------------------------------------------

                                      Options Exercisable
                                      --------------------
                                                  Weighted
                                                  Average
                      Range of          Number    Exercise
                      Exercise Prices Exercisable  Price
                      ------------------------------------
                                      (millions)
                       $ 2.00-$ 9.99      9.8      $ 5.19
                        10.00- 19.99      9.6       15.60
                        20.00- 29.99     11.0       24.63
                        30.00- 39.99      0.2       33.02
                        40.00- 49.99      0.4       46.47
                        50.00- 59.99      2.0       53.41
                        60.00- 69.99      0.4       62.82

--------------------------------------------------------------------------------
15. Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network are in process, some of them seeking certification as nationwide classes. Settlement negotiations directed to a nationwide, industry-wide settlement of these claims have resulted in an agreement, not yet approved by all parties involved in the actions or by the Court. Sprint recorded a charge for estimated settlement costs of $24 million in the fourth quarter of 2001.

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

Commitments

The PCS Group has purchase commitments with various vendors to purchase handsets and other equipment through 2007. Outstanding commitments at year-end 2000 were approximately $800 million. Outstanding commitments at year-end 2001 were approximately $2 billion.

The FON Group has purchase commitments with various vendors for network equipment through 2004. Outstanding commitments at year-end 2001 were approximately $489 million. There were no outstanding commitments at year-end 2000.

Operating Leases

Sprint's minimum rental commitments at year-end 2001 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space, are as follows:

--------------------------------------------------------------------------------

                                        (millions)

                             2002          $815
                             2003           600
                             2004           426
                             2005           311
                             2006           196
                             Thereafter     445
                             ---------------------

Sprint's gross rental expense totaled $1.2 billion in 2001, $1.0 billion in 2000 and $890 million in 1999. Rental commitments for subleases, contingent rentals and executory costs were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
16. Financial Instruments
--------------------------------------------------------------------------------


Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. These amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2001. Therefore, estimates of fair value after year-end 2001 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of Sprint's financial instruments at year-end were as follows:

--------------------------------------------------------------------------------

                                                   2001
                                            -------------------
                                            Carrying Estimated
                                             Amount  Fair Value
                 ----------------------------------------------
                                                (millions)
                 Cash and equivalents       $   313   $   313
                 Investments in securities      486       390
                 Japanese yen/(1)/              140       140
                 Total debt                  20,902    20,664
                 Equity units/(2)/            1,774     1,753
                 Redeemable preferred stock     256       431
                 ----------------------------------------------

--------------------------------------------------------------------------
                                                              2000
                                                       -------------------
                                                       Carrying Estimated
                                                        Amount  Fair Value
--------------------------------------------------------------------------
                                                           (millions)
Cash and equivalents                                   $   239   $   239
Investments in securities                                  602       236
Japanese yen/(1)/                                          158       158
Total debt                                              18,719    17,823
Redeemable preferred stock                                 256       385
--------------------------------------------------------------------------

/(1)/ Yen are held on deposit to satisfy certain capital lease obligations. See
      Note 10 for additional information.

/(2)/ Equity units include senior notes of $1,725 million and the purchase contract adjustment payment liability of $49 million. See Note 11 for more information on equity units.

The carrying amounts of Sprint's cash and equivalents approximate fair value at year-end 2001 and 2000. The estimated fair value of investments in securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on either the Black-Scholes pricing model or the present value of estimated future cash flows using a discount rate based on the risks involved.

Accounting for Derivative Instruments

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

Upon adoption of SFAS No. 133, Sprint recorded a cumulative adjustment to net income of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The $2 million cumulative adjustment was due to recognizing the fair value of the stock warrants that are not designated as hedging instruments and is recorded in "Cumulative effect of changes in accounting principles, net" in Sprint's Consolidated Statements of Operations. The reduction in other comprehensive income results from recognizing the fair value of interest rate swap cash flow hedges and is recorded in "Cumulative effect of change in accounting principle" in Sprint's Consolidated Statements of Comprehensive Income (Loss). The net derivative losses included in other accumulated comprehensive income as of December 31, 2001 are expected to be reclassified into earnings within the next 12-month period because they mature in 2002.

Sprint recorded net derivative gains of $2 million (net of tax benefit of $1 million) for the year ended December 31,

2001 due to changes in the fair value of the stock warrants that are not designated as hedging instruments. The net derivative gains are included in Other income (expense), net on the Consolidated Statements of Operations. Sprint recorded a $4 million reduction in other comprehensive income for the year ended December 31, 2001 resulting from losses on interest rate swap cash flow hedges. The reduction in other comprehensive income is included in "Net unrealized losses on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Foreign Currency Contracts

As part of its foreign currency exchange risk management program, Sprint purchases and sells over-the-counter forward contracts and options in various foreign currencies. Sprint had outstanding open forward contracts to buy various foreign currencies of $3 million at year-end 2001 and $26 million at year-end 2000. The forward contracts and options open at year-end 2001 and 2000 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Including hedge costs, a net loss of $0.8 million was recorded in 2001, a net gain of $0.4 million was recorded in 2000, and a net loss of $0.3 million was recorded in 1999.

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

--------------------------------------------------------------------------------
17. Additional Financial Information
--------------------------------------------------------------------------------

Segment Information

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

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximate fair value.

Segment financial information was as follows:

-----------------------------------------------------------------------------------------------------------------
                                                              Product
                                          Global           Distribution &             Corporate
                                         Markets   Local     Directory      PCS          and
                                         Division Division   Publishing    Group   Eliminations/(1)/ Consolidated
-----------------------------------------------------------------------------------------------------------------
                                                                       (millions)
2001
Net operating revenues                   $ 9,916   $6,247      $1,762     $ 9,725      $(1,579)        $26,071
Affiliated revenues                          581      283         695          20       (1,579)             --
Depreciation and amortization              1,318    1,120          21       2,150          (10)          4,599
Restructuring and asset impairments/(2)/   1,688      109           7          10           --           1,814
Operating expenses                        11,965    4,464       1,478      10,372       (1,546)         26,733
Operating income (loss)                   (2,049)   1,783         284        (647)         (33)           (662)
Operating margin                              NM     28.5%       16.1%         NM           --              NM
Capital expenditures                       3,580    1,271         111       3,751          333           9,046
Total assets                              12,651    9,343         719      22,190          891          45,793

2000
Net operating revenues                   $10,528   $6,155      $1,936     $ 6,341      $(1,347)        $23,613
Affiliated revenues                          424      190         694          39       (1,347)             --
Depreciation and amortization              1,121    1,139          16       1,877           (9)          4,144
Merger related costs/(3)/                     --       --          --          24          163             187
Asset impairment/(2)/                        238       --          --          --           --             238
Operating expenses                         9,943    4,392       1,652       8,269       (1,148)         23,108
Operating income (loss)                      585    1,763         284      (1,928)        (199)            505
Operating margin                             5.6%    28.6%       14.7%         NM           --             2.1%
Capital expenditures                       2,294    1,371           8       3,047          432           7,152
Total assets                              12,509    9,219         845      19,763          732          43,068

1999
Net operating revenues                   $10,308   $5,958      $1,758     $ 3,373      $(1,132)        $20,265
Affiliated revenues                          289      192         643           8       (1,132)             --
Depreciation and amortization              1,045    1,069          17       1,523           (2)          3,652
Operating expenses                         9,133    4,405       1,516       6,610       (1,092)         20,572
Operating income (loss)                    1,175    1,553         242      (3,237)         (40)           (307)
Operating margin                            11.4%    26.1%       13.8%         NM           --              NM
Capital expenditures                       1,774    1,354          36       2,580          370           6,114
Total assets                              11,133    8,641         652      17,924        1,371          39,721

NM = Not meaningful

/(1)/ Revenues eliminated in consolidation consist primarily of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division and access to the PCS network. Corporate capital expenditures were incurred mainly for Sprint's World Headquarters Campus.

/(2)/ In the fourth quarter of 2001, Sprint recognized a one-time, pre-tax charge of $1,814 million for restructuring and asset impairment. In the 2000 fourth quarter, Sprint recognized a one-time, pre-tax charge of $238 million for asset impairment. See Note 4 of Notes to Consolidated Financial Statements of additional information.

/(3)/ In the 2000 second quarter, Sprint recognized a one-time, pre-tax charge associated with the terminated WorldCom merger.

In 2001, more than 94% of Sprint's revenues were from equipment and services provided within the United States. In 2000 and 1999, equipment and services provided within the United States generated more than 95% of Sprint's revenues.

More than 99% of Sprint's property, plant, and equipment is in the United
States.

Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers represent approximately 24% of the PCS Group's net operating revenues in 2001, 24% in 2000 and 27% in 1999.

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------
                                                  Product
                              Global           Distribution &
                             Markets   Local     Directory     PCS
                             Division Division   Publishing   Group  Eliminations Consolidated
----------------------------------------------------------------------------------------------
                                                        (millions)
2001
Voice                        $ 6,644       --          --     $   --   $  (581)     $ 6,063
Data                           1,956       --          --         --        --        1,956
Internet                       1,003       --          --         --        --        1,003
Local service                     --    2,939          --         --        (4)       2,935
Network access                    --    2,032          --         --      (220)       1,812
Long distance                     --      731          --         --        --          731
Product distribution              --       --       1,206         --      (695)         511
Directory publishing              --       --         556         --        --          556
Wireless services                 --       --          --      9,725       (20)       9,705
Other                            313      545          --         --       (59)         799
                             -----------------------------------------------------------------
Total net operating revenues $ 9,916   $6,247      $1,762     $9,725   $(1,579)     $26,071
                             -----------------------------------------------------------------

2000
Voice                        $ 7,094   $   --      $   --     $   --   $  (424)     $ 6,670
Data                           1,937       --          --         --        --        1,937
Internet                         920       --          --         --        --          920
Local service                     --    2,846          --         --        (2)       2,844
Network access                    --    1,987          --         --      (138)       1,849
Long distance                     --      717          --         --        --          717
Product distribution              --       --       1,468         --      (694)         774
Directory publishing              --       --         468         --        --          468
Wireless services                 --       --          --      6,341       (39)       6,302
Other                            577      605          --         --       (50)       1,132
                             -----------------------------------------------------------------
Total net operating revenues $10,528   $6,155      $1,936     $6,341   $(1,347)     $23,613
                             -----------------------------------------------------------------

1999
Voice                        $ 7,445   $   --      $   --     $   --   $  (289)     $ 7,156
Data                           1,696       --          --         --        --        1,696
Internet                         615       --          --         --        --          615
Local service                     --    2,677          --         --        (2)       2,675
Network access                    --    1,918          --         --      (132)       1,786
Long distance                     --      611          --         --        --          611
Product distribution              --       --       1,350         --      (643)         707
Directory publishing              --       --         408         --        --          408
Wireless services                 --       --          --      3,373        (8)       3,365
Other                            552      752          --         --       (58)       1,246
                             -----------------------------------------------------------------
Total net operating revenues $10,308   $5,958      $1,758     $3,373   $(1,132)     $20,265
                             -----------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:

--------------------------------------------------------------------------------

                                                        2001    2000    1999
------------------------------------------------------------------------------
                                                             (millions)
Interest (net of capitalized interest)                  $1,119 $1,013   $ 707
                                                       ----------------------
Income taxes                                            $   12 $ (386)  $(131)
                                                       ----------------------

Sprint's noncash activities included the following:

--------------------------------------------------------------------------------

                                                             2001  2000     1999
-----------------------------------------------------------------------------------
                                                                   (millions)
Common stock issued under Sprint's employee benefit stock
 plans                                                        $189  $255  $     144
                                                             ----------------------
Fair value of purchase contract adjustment payment liability  $ 53  $ --  $      --
                                                             ----------------------
Contribution to equity investment                             $ 43  $ --  $      --
                                                             ----------------------
Tax benefit from stock options exercised                      $ 17  $424  $     254
                                                             ----------------------
Stock received for stock options exercised                    $  4  $ 69  $     118
                                                             ----------------------
Extinguishment of debt                                        $ --  $275  $      78
                                                             ----------------------
Common stock issued for Cox PCS acquisition                   $ --  $ --  $   1,146
                                                             ----------------------
Debt assumed in the broadband fixed wireless acquisitions     $ --  $ --  $     575
                                                             ----------------------
Capital lease obligations                                     $ --  $ --  $      77
                                                             ----------------------

See Note 2 for more details about the assets and liabilities acquired in business combinations.

--------------------------------------------------------------------------------
18. Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This new standard, when in effect, will supersede SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of", providing one accounting model for the review of asset impairment. Statement No. 144 retains much of the recognition and measurement provisions of Statement No. 121, but removes goodwill from its scope. Sprint will adopt this standard effective January 1, 2002 and does not expect a material impact on Sprint's consolidated financial statements.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets. The fair value of a liability for the asset retirement obligation will be required to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset.

Sprint is currently assessing its obligations to determine the potential impact because of this change in accounting. This statement is effective for fiscal years beginning after June 15, 2002. Sprint will adopt this standard effective January 1, 2003.

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

Statement No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and addresses how to account for purchased intangibles upon acquisition. The standard prescribes the necessary accounting for both identifiable intangibles and goodwill after initial recognition. Amortization of goodwill and indefinite lived intangibles will cease upon adoption of this standard and periodic impairment testing will be required. Amortization of definite lived intangibles will continue over their useful life.

Sprint will adopt this standard effective January 1, 2002. In the fourth quarter of 2001, Sprint evaluated its goodwill and other specifically identifiable intangibles in accordance with the standard's guidance. Based upon the results of this evaluation, Sprint does not expect an impairment of goodwill or other specifically identifiable intangibles.

Sprint believes that FCC spectrum licenses including microwave relocation costs qualify as indefinite life intangibles under the new standard. Amortization of goodwill, spectrum licenses and trademarks will accordingly cease as of January 1, 2002. Annualized amortization of goodwill and indefinite life intangibles was approximately $382 million in 2001.

At December 31, 2001, the net book value of goodwill was $4.4 billion and the net book value of other specifically identifiable intangibles was $4.7 billion.

--------------------------------------------------------------------------------
19. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                                              Quarter
                                                                 --------------------------------
2001                                                               1st     2nd     3rd    4th/(1)/
--------------------------------------------------------------------------------------------------
                                                                 (millions, except per share data)
Net operating revenues                                           $6,280   $6,420  $6,715  $ 6,656
Operating income (loss)                                             250      431     306   (1,649)
Income (Loss) from continuing operations                            (77)      43    (134)  (1,234)
Net income (loss)                                                   (76)      43    (134)  (1,234)
Earnings (Loss) per common share from continuing operations/(3)/
  FON common stock
   Diluted                                                         0.36     0.33    0.18    (1.02)
   Basic                                                           0.36     0.33    0.18    (1.02)
  PCS common stock
   Diluted and Basic                                              (0.40)   (0.26)  (0.29)   (0.33)
--------------------------------------------------------------------------------------------------

                                                                              Quarter
                                                                 --------------------------------
2000                                                               1st     2nd     3rd    4th/(1)/
--------------------------------------------------------------------------------------------------
                                                                 (millions, except per share data)
Net operating revenues/(2)/                                      $5,529   $5,821  $6,040  $ 6,223
Operating income (loss)                                             156      122     357     (130)
Loss from continuing operations                                     (65)     (91)     (6)    (414)
Net income (loss)/(2)/                                              605      (91)     (6)    (415)
Earnings (Loss) per common share from continuing operations
  FON common stock
   Diluted                                                         0.50     0.41    0.43     0.11
   Basic                                                           0.51     0.42    0.44     0.11
  PCS common stock
   Diluted and Basic/(3)/                                         (0.54)   (0.48)  (0.41)   (0.53)
--------------------------------------------------------------------------------------------------

/(1)/ See Notes 3 and 4 of Notes to Consolidated Financial Statements for information about one-time items recorded in the 2001 and 2000 fourth quarters.

/(2)/ In the 2000 first quarter, Sprint adopted SEC Staff Accounting Bulletin
      No. 101, "Revenue Recognition in Financial Statements," (SAB 101). As required by SAB 101, 2000 net operating revenues have been restated from amounts reported in the 2000 quarterly reports on Form 10-Q. Net operating revenues were reduced by $4 million in the 2000 first quarter, $31 million in the 2000 second quarter and $33 million in the 2000 third quarter. Sprint also restated the 2000 first quarter net income by recording a $2 million loss for the cumulative effect of change in accounting principle at the effective adoption date of SAB 101.

/(3)/ As the effects of including the incremental shares associated with options and ESPP shares are antidilutive, both basic earnings per share and diluted earnings per share reflect the same calculation in these condensed statements of consolidated operations for FON reported in the fourth quarter ended December 31, 2001 and for PCS reported periods in 2001.

--------------------------------------------------------------------------------
20. Subsequent Events (Unaudited)
--------------------------------------------------------------------------------

Corporate Action

In January 2002, Sprint's Articles of Incorporation were amended to eliminate any authorized shares of Class A DT common stock. As a result, the number of authorized shares of Class A DT common stock has been reduced from 100 million to zero shares.

Dividend Declaration

In February 2002, Sprint's Board of Directors declared dividends of 12.5 cents on the FON Common Stock. Dividends will be paid March 29, 2002.

PCS Restructuring

In February 2002, Sprint announced it would close five of its smaller Sprint PCS customer service call centers to reduce operating costs. The restructuring charge associated with this announcement is expected to be a pre-tax charge of approximately $25 million.

Industry Activity

In January 2002, two telecom companies, Global Crossing Ltd. and McLeodUSA Incorporated, filed for Chapter 11 bankruptcy protection. Sprint's exposure to these events as a creditor is less than $20 million as of December 31, 2001.

Investment in Call-Net

In February 2002, Call-Net, a Canadian long-distance provider, announced a comprehensive recapitalization proposal that would alter Sprint's existing ownership in this investment which is currently carried at zero value. Sprint has committed to invest approximately $20 million in new Call-Net shares as part of this proposal and would continue to carry them as an equity method investment. Additionally, Sprint and Call-Net have agreed in principle to a new ten year branding and technology services agreement.

Term Loan Facility

In March 2002, Sprint signed a commitment letter with Citibank N.A. and Deutsche Bank AG for a $1 billion term loan facility. The commitment, which is fully incremental to Sprint's existing $5 billion revolving line of credit, is for a nine-month loan secured by the assets of Sprint's directory publishing business.

                              SPRINT CORPORATION

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2001, 2000 and 1999

                                                               Additions (Deductions)
                                                               -----------------
                                                      Balance             Charged
                                                     Beginning  Charged   to Other      Other          Balance
                                                      of Year  to Income  Accounts    Deductions     End of Year
----------------------------------------------------------------------------------------------------------------
                                                                             (millions)
2001
   Allowance for doubtful accounts                     $406     $1,146      $ 70       $(1,138)/(1)/    $484
                                                     -----------------------------------------------------------
   Valuation allowance--deferred income tax assets     $598     $   88      $ --       $    --          $686
                                                     -----------------------------------------------------------
2000
   Allowance for doubtful accounts                     $281     $  678      $  8       $  (561)/(1)/    $406
                                                     -----------------------------------------------------------
   Valuation allowance--deferred income tax assets     $480     $  115      $  3       $    --          $598
                                                     -----------------------------------------------------------
1999
   Allowance for doubtful accounts                     $202     $  585      $  3       $  (509)/(1)/    $281
                                                     -----------------------------------------------------------
   Valuation allowance--deferred income tax assets     $249     $   47      $193/(2)/  $    (9)         $480
                                                     -----------------------------------------------------------

/(1)/ Accounts written off, net of recoveries.

/(2)/ Represents a valuation allowance for deferred income tax assets relating to the net operating loss carryforwards acquired in the purchase of the broadband fixed wireless companies.