Form 10-K/A
period 2001-12-31
SPRINT CORP
filed 2002-03-05
CIK 101830

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

                               EXPLANATORY NOTE

   Sprint Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") as set forth in this Annual Report on Form 10-K/A (the "Form 10-K/A"). This Form 10-K/A includes an amendment to the following section of the Form 10-K:

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; the discussion of "Liquidity" under "Liquidity and Capital Resources" has been amended to reflect that Sprint could borrow up to an additional $4 billion at year-end 2001 under the most restrictive of its debt covenants. This reflects a correction of the amount stated in the original filing.

All other items of the Form 10-K are simply restated herein and have not been amended.

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K/A
                                                             Sprint Corporation

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

Operating Segments

Sprint's business is divided into four lines of business: the global markets division, the local division, the product distribution and directory publishing businesses and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division and the product distribution and directory publishing businesses. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local division and the product distribution and directory publishing businesses. The PCS Group includes the PCS wireless telephony products and services business. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business. For financial information relating to Sprint's segments, see Note 17 to Sprint's consolidated financial statements under Item 8--Financial Statements and Supplementary Data in this Form 10-K/A.

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

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $4 billion at year-end 2001 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

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

                                                              SPRINT CORPORATION
                                                              (Registrant)


                                                    By /s/ Arthur B. Krause
                                                    ----------------------------
                                                    Arthur B. Krause
                                                    Executive Vice President and
                                                    Chief Financial Officer

Date: March 5, 2002

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

         See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications      Sprint FON Group           Sprint PCS Group
-----------------------------  -------------------------  -------------------------
  2001         2000     1999    2001     2000     1999     2001     2000     1999
-----------------------------  -------------------------  -------------------------
$(578)       $(416)   $(268)   $16,924  $17,688  $17,160  $ 9,725  $ 6,341  $ 3,373
-----------------------------  -------------------------  -------------------------
 (578)        (416)    (268)     8,278    8,094    7,481    5,295    3,942    3,150
   --           --       --      4,408    4,493    4,620    2,917    2,426    1,937
   --           --       --      2,431    2,199    2,086    1,786    1,339    1,060
   --           --       --         18       68       43      364      538      463
   --           --       --      1,804      238       --       10       --       --
   --           --       --         --      163       --       --       24       --
-----------------------------  -------------------------  -------------------------
 (578)        (416)    (268)    16,939   15,255   14,230   10,372    8,269    6,610
-----------------------------  -------------------------  -------------------------
   --           --       --        (15)   2,433    2,930     (647)  (1,928)  (3,237)
   15           19       20       (345)    (313)    (350)    (851)    (696)    (530)
   --           --       --        288      237      168     (288)    (237)    (168)
   --           --       --         --       --       --       --       --       20
  (26)         (19)     (20)       (56)    (187)      49     (101)     (11)      46
-----------------------------  -------------------------  -------------------------
  (11)          --       --       (128)   2,170    2,797   (1,887)  (2,872)  (3,869)
    4           --       --        (18)    (878)  (1,061)     638    1,004    1,388
-----------------------------  -------------------------  -------------------------
   (7)          --       --       (146)   1,292    1,736   (1,249)  (1,868)  (2,481)
   --           --       --         --      675     (130)      --       --       --
    7           --       --         (1)      (1)     (39)      (7)      (3)     (21)
   --           --       --         --       (2)      --        2       --       --
-----------------------------  -------------------------  -------------------------
   --           --       --       (147)   1,964    1,567   (1,254)  (1,871)  (2,502)
-----------------------------  -------------------------  -------------------------
   --           --       --          7        7        7      (14)     (14)     (15)
-----------------------------  -------------------------  -------------------------
$  --        $  --    $  --    $  (140) $ 1,971  $ 1,574  $(1,268) $(1,885) $(2,517)
-----------------------------  -------------------------  -------------------------
                               $ (0.16) $  1.45  $  1.97  $ (1.27) $ (1.95) $ (2.71)
                                    --     0.76    (0.15)      --       --       --
                                    --       --    (0.04)   (0.01)      --    (0.02)
-----------------------------  -------------------------  -------------------------
                               $ (0.16) $  2.21  $  1.78  $ (1.28) $ (1.95) $ (2.73)
                               -------------------------  -------------------------
                                 886.8    892.4    887.2    989.7    966.5    920.4
                               -------------------------  -------------------------
                               $ (0.16) $  1.47  $  2.01  $ (1.27) $ (1.95) $ (2.71)
                                    --     0.77    (0.15)      --       --       --
                                    --       --    (0.05)   (0.01)      --    (0.02)
-----------------------------  -------------------------  -------------------------
                               $ (0.16) $  2.24  $  1.81  $ (1.28) $ (1.95) $ (2.73)
                               -------------------------  -------------------------
                                 886.8    880.9    868.0    989.7    966.5    920.4
                               -------------------------  -------------------------
                               $  0.50  $  0.50  $  0.50  $    --  $    --  $    --
                               -------------------------  -------------------------
                               $ 0.125  $  0.50  $ 0.625  $    --  $    --  $    --
                               -------------------------  -------------------------

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

                                                              Sprint Corporation
                                                          -------------------------
                                                                 Consolidated
-------------------------------------------------------------------------------------
Years Ended December 31,                                   2001     2000     1999
------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                         $(1,401) $    93  $  (935)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
   Discontinued operation, net                                 --     (675)     130
   Extraordinary items, net                                     1        4       60
   Equity in net losses of affiliates                         175      256       70
   Depreciation and amortization                            4,599    4,144    3,652
   Deferred income taxes and investment tax credits          (695)    (205)    (333)
   Non-cash portion of restructuring charge                    59       --       --
   Benefit plan curtailment gain                             (120)      --       --
   Net losses (gains) on sales of assets                        4     (130)    (183)
   Net losses on write-down of assets                       1,491      365      102
   Changes in assets and liabilities:
     Accounts receivable, net                                 222     (640)    (700)
     Inventories and other current assets                     133      146     (778)
     Accounts payable and other current liabilities           366      947      906
     Current tax benefit receivable from the FON Group         --       --       --
     Affiliate receivables and payables, net                   --       --       --
     Noncurrent assets and liabilities, net                  (131)     (26)     (63)
   Other, net                                                 (12)      18       11
------------------------------------------------------------------------------------
Net cash provided (used) by operating activities            4,691    4,297    1,939
------------------------------------------------------------------------------------
Investing Activities
Capital expenditures                                       (9,046)  (7,152)  (6,114)
Repayments from Sprint PCS                                     --       --       --
Investments in and loans to other affiliates, net             (66)    (889)    (135)
Net proceeds from sales of assets                             301      258      243
Purchase of broadband fixed wireless companies, net of
 cash acquired                                                 --       --     (618)
Other, net                                                     33       (9)    (136)
------------------------------------------------------------------------------------
Net cash used by continuing operations                     (8,778)  (7,792)  (6,760)
Proceeds from sale of investment in Global One                 --    1,403       --
Net investing activities of discontinued operation             --       --     (384)
------------------------------------------------------------------------------------
Net cash used by investing activities                      (8,778)  (6,389)  (7,144)
------------------------------------------------------------------------------------
Financing Activities
Proceeds from debt                                          7,652    3,596    6,921
Payments on debt                                           (5,389)  (1,339)  (2,949)
Proceeds from equity unit notes                             1,725       --       --
Proceeds from common stock issued                             608      269      957
Proceeds from treasury stock issued                             3       12      134
Dividends paid                                               (451)    (448)    (441)
Treasury stock purchased                                       --      (61)     (48)
Other, net                                                     13      182      146
------------------------------------------------------------------------------------
Net cash provided (used) by financing activities            4,161    2,211    4,720
------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents                    74      119     (485)
Cash and Equivalents at Beginning of Period                   239      120      605
------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                     $   313  $   239  $   120
                                                          -------------------------

         See accompanying Notes to Consolidated Financial Statements.


Eliminations/Reclassifications      Sprint FON Group           Sprint PCS Group
-----------------------------  -------------------------  -------------------------
  2001        2000      1999    2001     2000     1999     2001     2000     1999
-----------------------------  -------------------------  -------------------------
$ --        $  --     $  --    $  (147) $ 1,964    1,567  $(1,254) $(1,871) $(2,502)
  --           --        --         --     (675)     130       --       --       --
  (7)          --        --          1        1       39        7        3       21
  --           --        --         64      201       70      111       55       --
  --           --        --      2,449    2,267    2,129    2,150    1,877    1,523
  --           --        --       (238)     386      220     (457)    (591)    (553)
  --           --        --         56       --       --        3       --       --
  --           --        --       (120)      --       --       --       --       --
  --           --        --         18      (83)    (158)     (14)     (47)     (25)
  --           --        --      1,491      365      102       --       --       --
  --           --        --        711     (316)    (459)    (489)    (324)    (241)
  (2)         411      (411)       118       39     (130)      17     (304)    (237)
  24         (144)      268        359      444      275      (17)     647      363
 (26)        (267)      123         --       --       --       26      267     (123)
  --           --        --         54     (155)     (35)     (54)     155       35
   1           --        --       (186)    (103)     (76)      54       77       13
  10           --       (49)       (45)     (30)      26       23       48       34
-----------------------------  -------------------------  -------------------------
  --           --       (69)     4,585    4,305    3,700      106       (8)  (1,692)
-----------------------------  -------------------------  -------------------------
  --           --        --     (5,295)  (4,105)  (3,534)  (3,751)  (3,047)  (2,580)
  --           --      (314)        --       --      314       --       --       --
  --           --        --        (37)    (686)    (135)     (29)    (203)      --
  --           --        --        263       51       90       38      207      153
  --           --        --         --       --     (618)      --       --       --
  --           --        15         33        2      (69)      --      (11)     (82)
-----------------------------  -------------------------  -------------------------
  --           --      (299)    (5,036)  (4,738)  (3,952)  (3,742)  (3,054)  (2,509)
  --           --        --         --    1,403       --       --       --       --
  --           --        --         --       --     (384)      --       --       --
-----------------------------  -------------------------  -------------------------
  --           --      (299)    (5,036)  (3,335)  (4,336)  (3,742)  (3,054)  (2,509)
-----------------------------  -------------------------  -------------------------
  --           --        --      2,625      344    1,020    5,027    3,252    5,901
  --           --       314     (1,604)    (932)    (529)  (3,785)    (407)  (2,734)
  --           --        --         --       --       --    1,725       --       --
  --           --        --         21      148       52      587      121      905
  --           --        --          3       12      134       --       --       --
  --           --        --       (437)    (433)    (426)     (14)     (15)     (15)
  --           --        --         --      (61)     (48)      --       --       --
  --           --        54       (145)     (30)     105      158      212      (13)
-----------------------------  -------------------------  -------------------------
  --           --       368        463     (952)     308    3,698    3,163    4,044
-----------------------------  -------------------------  -------------------------
  --           --        --         12       18     (328)      62      101     (157)
  --           --        --        122      104      432      117       16      173
-----------------------------  -------------------------  -------------------------
$ --        $  --     $  --    $   134  $   122  $   104  $   179  $   117  $    16
-----------------------------  -------------------------  -------------------------

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