Form 10-Q
period 2002-03-31
SPRINT CORP
filed 2002-05-10
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                              ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------- --------------------

Commission file number              1-04721
                        ----------------------------------------------------

                               SPRINT CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      KANSAS                      48-0457967
   ------------------------------------- -----------------------------------
        (State or other jurisdiction of         (IRS Employer
        incorporation or organization)        Identification No.)


                  P.O. Box 11315, Kansas City, Missouri 64112
    ------------------------------------- ----------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code      (913) 624-3000
                                                   -------------------------

---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.


Yes    X          No
   -----------      -------

                                   COMMON SHARES OUTSTANDING AT APRIL 30, 2002:
                                       FON COMMON STOCK       891,083,159
                                       PCS COMMON STOCK       992,513,576
                                       CLASS A COMMON STOCK   43,118,018


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             3
                      Consolidated Balance Sheets                                                        5
                      Consolidated Statements of Cash Flows                                              9
                      Consolidated Statement of Shareholders' Equity                                     11
                      Condensed Notes to Consolidated Financial Statements                               13

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            23

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         40

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  41

             Item 2.  Changes in Securities                                                              41

             Item 3.  Defaults Upon Senior Securities                                                    42

             Item 4.  Submission of Matters to a Vote of Security Holders                                42

             Item 5.  Other Information                                                                  43

             Item 6.  Exhibits and Reports on Form 8-K                                                   43

Signature                                                                                                45

Exhibits

             (12)  Computation of Ratios of Earnings to Fixed Charges






                                                                                                            Part I.
                                                                                                            Item 1.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended March 31,                                                                 2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,762     $       6,254
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,214             3,110
   Selling, general and administrative                                                   1,771             1,771
   Depreciation                                                                          1,172               981
   Amortization                                                                              1               140
   Restructuring                                                                            23                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              6,181             6,002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    581               252

Interest expense                                                                          (314)             (307)
Intergroup interest charge                                                                   -                 -
Other income (expense), net                                                                (30)              (22)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                     237               (77)
Income tax benefit (expense)                                                               (97)                -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                   140               (77)
Extraordinary items, net                                                                     -                (1)
Cumulative effect of change in
   accounting principles, net                                                                -                 2
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                          140               (76)

Preferred stock dividends (paid) received                                                   (2)               (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) applicable to
   common stock                                                                   $        138     $         (78)
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


DIVIDENDS PER COMMON SHARE








                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (115)     $       (129)        $       4,029     $      4,358         $      2,848     $       2,025
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (115)             (129)                1,926            2,105                1,403             1,134
            (8)               (2)                  997            1,135                  782               638
            -                  -                   646              580                  526               401
            -                  -                     -                6                    1               134
            -                  -                     -                -                   23                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (123)             (131)                3,569            3,826                2,735             2,307
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             8                 2                   460              532                  113              (282)

             -                 5                   (80)             (91)                (234)             (221)
             -                 -                    81               64                  (81)              (64)
            (8)               (7)                    3                5                  (25)              (20)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                   464              510                 (227)             (587)
             -                 -                  (178)            (194)                  81               194
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   286              316                 (146)             (393)
             -                 -                     -               (1)                   -                 -

             -                 -                     -                -                    -                 2
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   286              315                 (146)             (391)

             -                 -                     2                2                   (4)               (4)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


$            -      $          -         $         288     $        317         $       (150)    $        (395)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.32     $       0.36         $     (0.15)     $       (0.40)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 891.5            887.4             1,009.9               977.9
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.32     $       0.36         $     (0.15)     $       (0.40)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 889.6            885.3             1,009.9               977.9
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $     0.125       $     0.125          $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------






CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Quarters Ended March 31,                                                                 2002              2001
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $       140      $        (76)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                         (6)                6
   Income tax benefit (expense)                                                             5                (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses)
   on securities                                                                           (1)                4

Foreign currency translation adjustments                                                   (3)               (4)

   Unrealized gains (losses) on qualifying
     cash flow hedges                                                                       8                (6)
   Income tax benefit                                                                       2                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized gains (losses) on qualifying
   cash flow hedges                                                                        10                (6)

Cumulative effect of change in accounting
   principle                                                                                -                (9)
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                     6               (15)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $       146      $        (91)
                                                                                  -- ------------- --- -------------































                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).





   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        286      $       315          $      (146)     $       (391)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 7                   (6)              (1)                   -                 -
             -                (2)                   5                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 5                   (1)              (1)                   -                 -

             -                 -                   (2)              (4)                  (1)                -


             -                 -                    8               (6)                   -                 -
             -                 -                    2                -                    -                 -
----- ------------- --- -------------        ------------- -- -------------     -- ------------- --- -------------

             -                 -                   10               (6)                   -                 -


             -                 -                    -               (9)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 5                    7              (20)                  (1)                -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          5         $        293      $       295          $      (147)     $       (391)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------






CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,       December 31,
                                                                                            2002             2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $        2,166    $          313
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $468 and $484                                                                         3,690             3,806
       Inventories                                                                                646               690
       Prepaid expenses                                                                           493               388
       Receivables from the PCS Group                                                               -                 -
       Current tax benefit receivable from the FON Group                                            -                 -
       Income tax receivable                                                                      402                 -
       Other                                                                                      341               365
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     7,738             5,562

     Property, plant and equipment
       FON Group                                                                               34,474            34,113
       PCS Group                                                                               15,122            14,634
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     49,596            48,747
       Accumulated depreciation                                                               (20,631)          (19,770)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       28,965            28,977

     Investments in and advances to affiliates                                                    265               288

     Intangibles
        Goodwill                                                                                4,400             4,737
        Spectrum licenses                                                                       4,624             4,995
        Other intangibles                                                                         769               839
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       9,793            10,571
        Accumulated amortization                                                                 (745)           (1,509)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         9,048             9,062

     Other assets                                                                               1,603             1,904
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       47,619    $       45,793
                                                                                      -----------------------------------






















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
       March 31,       December 31,           March 31,      December 31,           March 31,       December 31,
         2002              2001                 2002             2001                 2002              2001
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $       434      $       134          $      1,732      $        179

             -                 -                2,293            2,415                 1,397             1,391
             -                 -                  240              248                   406               442
             -                 -                  255              253                   238               135
          (120)             (234)                 120              234                     -                 -
          (447)                -                    -                -                   447                 -
             -                 -                  402                -                     -                 -
             -                 -                  179              201                   162               164
----------------------------------------    -------------------------------    -----------------------------------
          (567)             (234)               3,923            3,485                 4,382             2,311


             -                 -               34,474           34,113                     -                 -
             -                 -                    -                -                15,122            14,634
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               34,474           34,113                15,122            14,634
           (47)              (47)             (17,070)         (16,605)               (3,514)           (3,118)
-------------------------------------   -----------------------------------    -----------------------------------
           (47)              (47)              17,404           17,508                11,608            11,516

          (280)             (280)                 416              417                   129               151


             -                 -                   28               31                 4,372             4,706
             -                 -                1,519            1,566                 3,105             3,429
             -                 -                   22               47                   747               792
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,569            1,644                 8,224             8,927
             -                 -                   (2)             (77)                 (743)           (1,432)
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,567            1,567                 7,481             7,495

             -                 -                1,222            1,187                   381               717
-------------------------------------   -----------------------------------    -----------------------------------


   $      (894)      $      (561)         $    24,532      $    24,164          $     23,981      $     22,190
-------------------------------------   -----------------------------------    -----------------------------------





CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,       December 31,
                                                                                            2002              2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $       2,086    $       4,401
       Accounts payable                                                                         1,713            2,323
       Construction obligations                                                                   365              577
       Accrued interconnection costs                                                              651              588
       Accrued taxes                                                                              491              468
       Advance billings                                                                           701              731
       Accrued restructuring costs                                                                299              390
       Payroll and employee benefits                                                              489              569
       Accrued interest                                                                           444              309
       Payables to the FON Group                                                                    -                -
       Other                                                                                    1,039            1,080
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                8,278           11,436

     Noncurrent liabilities
        Long-term debt and capital lease obligations                                           21,301           16,501
        Equity unit notes                                                                       1,725            1,725
       Deferred income taxes                                                                    1,641            1,553
       Postretirement and other benefit obligations                                               942              948
       Other                                                                                      761              758
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            26,370           21,485

     Redeemable preferred stock                                                                   256              256

     Shareholders' equity
       Common stock
         Class A FT, par value $.50 per share, 100.0 shares authorized, 43.1 shares
            issued and outstanding                                                                 22               22
         FON, par value $2.00 per share, 4,200.0 shares authorized, 890.3 and 888.8
            shares issued and outstanding                                                       1,781            1,778
         PCS, par value $1.00 per share, 4,600.0 shares authorized, 989.6 and 986.7
            shares issued and outstanding                                                         990              987
       Capital in excess of par or stated value                                                10,024           10,076
       Retained deficit                                                                          (122)            (261)
       Accumulated other comprehensive income                                                      20               14
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              12,715           12,616
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      47,619    $      45,793
                                                                                      -----------------------------------













                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).





  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
       March 31,      December 31,           March 31,       December 31,           March 31,      December 31,
         2002             2001                 2002              2001                 2002             2001
------------------------------------    -----------------------------------   -----------------------------------
      (Unaudited)                           (Unaudited)                            (Unaudited)


   $         -      $         -          $       777       $     2,056          $     1,309      $      2,345
             -                -                  828             1,432                  885               891
             -                -                    -                 -                  365               577
             -                -                  633               569                   18                19
          (447)               -                  696               239                  242               229
             -                -                  446               499                  255               232
             -                -                  277               390                   22                 -
             -                -                  374               449                  115               120
             -                -                    2                47                  442               262
          (120)            (234)                   -                 -                  120               234
           (47)             (47)                 597               617                  489               510
------------------------------------    -----------------------------------   -----------------------------------
          (614)            (281)               4,630             6,298                4,262             5,419


             -                -                5,023             3,258               16,278            13,243
             -                -                    -                 -                1,725             1,725
             -                -                1,641             1,552                    -                 1
             -                -                  942               948                    -                 -
             -                -                  380               394                  381               364
------------------------------------    -----------------------------------   -----------------------------------
             -                -                7,986             6,152               18,384            15,333

          (280)            (280)                  10                10                  526               526




            22               22                    -                 -                    -                 -

         1,781            1,778                    -                 -                    -                 -

           990              987                    -                 -                    -                 -
        10,024           10,076                    -                 -                    -                 -
          (122)            (261)                   -                 -                    -                 -
            20               14                    -                 -                    -                 -
       (12,715)         (12,616)              11,906            11,704                  809               912
------------------------------------    -----------------------------------   -----------------------------------

             -                -                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $      (894)     $      (561)         $    24,532       $    24,164          $    23,981      $     22,190
------------------------------------    -----------------------------------   -----------------------------------





CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                  Sprint Corporation
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------------------------
Quarters Ended March 31,                                                                   2002             2001
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $        140     $        (76)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Equity in net losses (income) of affiliates                                                20               59
     Depreciation and amortization                                                           1,173            1,121
     Deferred income taxes                                                                     495              (10)
     Changes in assets and liabilities:
         Accounts receivable, net                                                              116               49
         Inventories and other current assets                                                 (468)             (68)
         Accounts payable and other current liabilities                                       (811)            (615)
         Current tax benefit receivable from the FON Group                                       -                -
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                                (47)             (21)
     Other, net                                                                                 17                7
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by operating activities                                               635              446
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (1,146)          (1,774)
Investments in and loans to affiliates                                                          (8)             (46)
Other, net                                                                                       3               40
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash used by investing activities                                                       (1,151)          (1,780)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Financing Activities

Proceeds from debt                                                                           5,704            3,067
Payments on debt                                                                            (3,219)          (1,702)
Dividends paid                                                                                (114)            (109)
Other, net                                                                                      (2)              19
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided by financing activities                                                    2,369            1,275
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                  1,853              (59)
Cash and Equivalents at Beginning of Period                                                    313              239
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,166     $        180
                                                                                     --- ------------- -- -------------











                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).





   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $       286      $       315          $      (146)      $      (391)


             -                 -                   (1)              25                   21                34
             -                 -                  646              586                  527               535
             -                 -                  128               69                  367               (79)

             -                 -                  122               67                   (6)              (18)
             -                 -                 (403)             (32)                 (65)              (36)
          (447)              (77)                (376)            (409)                  12              (129)
           447                77                    -                -                 (447)              (77)
             -                 -                  121               42                 (121)              (42)
             -                 -                  (62)             (42)                  15                21
             -                 -                   10                -                    7                 7
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  471              621                  164              (175)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                 (543)          (1,119)                (603)             (655)
             -                 -                   (8)             (46)                   -                 -
             -                 -                    3               17                    -                23
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                 (548)          (1,148)                (603)             (632)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                  968              667                4,736             2,400
             -                 -                 (483)             (61)              (2,736)           (1,641)
             -                 -                 (110)            (105)                  (4)               (4)
             -                 -                    2              (36)                  (4)               55
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  377              465                1,992               810
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  300              (62)               1,553                 3
             -                 -                  134              122                  179               117
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $       434      $        60          $     1,732       $       120
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------







CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)                                Sprint Corporation
(millions)
Quarter Ended March 31, 2002
----------------------------------------------------------------------------------------------------------------
                                                                                                   Capital in
                                                                     FON              PCS          Excess of
                                                  Class A FT        Common           Common      Par or Stated
                                                 Common Stock       Stock            Stock           Value
----------------------------------------------------------------------------------------------------------------

Beginning 2002 balance                        $         22    $      1,778    $      987       $     10,076
Net income                                               -               -             -                  -
FON common stock dividends                               -               -             -               (111)
PCS preferred stock dividends                            -               -             -                 (2)
FON Series 1 common stock issued                         -               3             -                 20
PCS Series 1 common stock issued                         -               -             3                 39
Tax benefit from stock compensation                -                     -             -                  1
Intergroup stock compensation                            -               -             -                  -
Other, net                                               -               -             -                  1
----------------------------------------------------------------------------------------------------------------

March 2002 balance                            $         22    $      1,781    $      990       $     10,024
                                              ------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------------------------------------
Beginning 2002 balance                                43.1           888.8          986.7
FON Series 1 common stock issued                       -               1.5            -
PCS Series 1 common stock issued                       -               -              2.9
------------------------------------------------------------------------------------------------

March 2002 balance                                    43.1           890.3          989.6
                                              --------------------------------------------------


































                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).






------------------------------------------------------------------------------------
                   Accumulated
                      Other
     Retained     Comprehensive    Consolidated   Combined Attributed Net Assets
                                                  ------------------------------
     Deficit          Income          Total     Sprint FON Group Sprint PCS Group
------------------------------------------------------------------------------------

$     (261)    $  14             $   12,616    $      11,704     $        912
      140         -                     140              286             (146)
      -           -                    (111)            (111)               -
      -           -                      (2)               2               (4)
      -           -                      23               23                -
      -           -                      42                -               42
      -           -                       1                1                -
      -           -                       -               (5)               5
      (1)         6                       6                6                -
------------------------------------------------------------------------------------

$     (122)    $  20             $   12,715    $      11,906     $        809
------------------------------------------------------------------------------------




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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 2001 Form 10-K/A. Operating results for the 2002 first quarter do not necessarily represent the results that may be expected for the year ending December 31, 2002.

--------------------------------------------------------------------------------
1. Basis of Consolidation and Presentation
--------------------------------------------------------------------------------

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

Consolidation and Comparative Presentation

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

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to, or better than, the costs that would be incurred if the groups would have been operating on a stand-alone basis. Costs for shared services totaled approximately $123 million and $140 million in the 2002 and 2001 first quarters, respectively. The percentage of these costs allocated to the PCS Group were approximately 27% and 20% in the 2002 and 2001 first quarters, respectively, with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint's Board and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $81 million and $64 million in the 2002 and 2001 first quarters, respectively. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

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

The original tax sharing agreement applied to tax years ending on or before December 31, 2001. In December 2001, Sprint adopted a continuation of this tax sharing arrangement except for the elimination of certain provisions addressing certain types of acquisitions or restructurings, which never became operable under the original agreement.

--------------------------------------------------------------------------------
2. Investments
--------------------------------------------------------------------------------

At the end of March 2002, investments accounted for using the equity method consisted primarily of the PCS Group's investments in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), SVC BidCo L.P., and Virgin Mobile, U.S.A. In 2001, investments accounted for using the equity method also included the FON Group's investments in Intelig and other strategic investments.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     Results of operations
                       Net operating revenues              $        65      $      228
                                                           ----------------------------------
                       Operating loss                      $       (30)     $     (168)
                                                           ----------------------------------
                       Net loss                            $       (63)     $     (209)
                                                           ----------------------------------

                     Equity in net losses of affiliates    $       (20)     $      (45)
                                                           ----------------------------------


--------------------------------------------------------------------------------
3. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:



                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Quarter Ended March 31, 2002                                      Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $         83      $        162       $       (79)
Effect of:
   State income taxes, net of federal income tax effect                  6                14                (8)
   Equity in losses of foreign joint ventures                            8                 -                 8
   Other, net                                                            -                 2                (2)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $         97      $        178       $       (81)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                             40.9%             38.4%             35.7%
                                                              --- ------------- --- -------------- -- --------------


                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Quarter Ended March 31, 2001                                      Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $        (27)     $        178       $      (205)
Effect of:
   State income taxes, net of federal income tax effect                  4                15               (11)
   Equity in losses of foreign joint ventures                           13                 -                13
   Goodwill amortization                                                10                 -                10
   Other, net                                                            -                 1                (1)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $          -      $        194       $      (194)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                                -              38.0%             33.0%
                                                              --- ------------- --- -------------- -- --------------


--------------------------------------------------------------------------------
4.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

The derivative instruments Sprint holds are interest rate swaps, stock warrants, net purchased equity options embedded in forward sale contracts and foreign currency forward contracts. The interest rate swaps meet all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings upon adoption or during the life of the swap. The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The net purchased equity options are designated as cash flow hedges and changes in value are recognized in other comprehensive income. Foreign currency forward contracts held during the period were not designated as hedges.

Sprint adopted Financial Accounting Standard Board Statement (SFAS) No. 133 on January 1, 2001, which resulted in a cumulative reduction in the net loss of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The reduction of the net loss was due to changes in the fair value of the stock warrants that are not designated as hedging instruments and is recorded as a cumulative effect of change in accounting principles, net on the consolidated statements of operations. The reduction in other comprehensive income results from a decrease in fair value of cash flow hedges resulting from interest rate fluctuations. The decrease is recorded in net unrealized losses on qualifying cash flow hedges on the consolidated statements of comprehensive income (loss).

Sprint recorded net derivative losses in earnings of $1.5 million (net of tax benefit of $0.8 million) for the 2002 first quarter and net derivative gains in earnings of $0.5 million (net of tax of $0.3 million) for the same period a year ago due to changes in the fair value of the stock warrants that are not designated as hedging instruments. The net derivative gains and losses are included in "Other income (expense), net" on the Consolidated Statements of Operations. Sprint recorded a $10 million increase to other comprehensive income in the 2002 first quarter and a $6 million reduction in the same period a year ago resulting from losses on cash flow hedges. The changes in other comprehensive income is included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

--------------------------------------------------------------------------------
5.  Goodwill and Other Intangible Assets
--------------------------------------------------------------------------------

Sprint adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This standard prescribes the accounting treatment for both identifiable intangibles and goodwill after initial recognition. Upon adoption of the standard, amortization of goodwill and indefinite life intangibles ceased and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. Periodic impairment testing of these assets is now required. Definite life intangibles continue to be amortized over their useful lives. Sprint identified spectrum licenses, including related microwave relocation costs (spectrum licenses), and its trademark as indefinite life intangibles. Concurrent with adoption, Sprint evaluated for impairment its goodwill and indefinite life intangibles in accordance with the standard's guidance and determined these assets were not impaired.

The following table adjusts net income (loss) and basic and diluted earnings
(loss) per share in the prior period to exclude amortization, net of any related tax effects on goodwill and indefinite lived intangibles.



                                          Consolidated                 FON Group                 PCS Group
                                       --------- -- ----------    --------- -- ----------   ---------- -- ---------
Quarters ended March 31,                 2002         2001          2002         2001         2002          2001
----------------------------------- -- --------- -- ---------- -- --------- -- ---------- - ---------- -- ---------
                                                         (millions, except per share amounts)

Reported net income (loss)          $     140    $     (76)    $    286     $    315         (146)     $    (391)
Add back:
   Goodwill amortization                    -           31            -            -            -             31
   Spectrum licenses amortization           -           18            -            5            -             13
                                    -- --------- -- ---------- -- --------- -- ---------- - ---------- -- ---------
Adjusted net income (loss)          $     140    $     (27)    $    286     $    320         (146)     $    (347)

Basic and diluted earnings (loss)
   per share
Reported net income (loss)                                     $   0.32     $    0.36        (0.15)    $   (0.40)
Add back:
   Goodwill amortization                                             -             -            -           0.03
   Spectrum licenses amortization                                    -             -            -           0.01
                                                               -- --------- -- ---------- - ---------- -- ---------
Adjusted net income (loss)                                     $   0.32     $    0.36        (0.15)    $   (0.36)


--------------------------------------------------------------------------------
6.  Restructuring Activity
--------------------------------------------------------------------------------

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units. These decisions resulted in a $23 million pre-tax restructuring charge consisting of severance costs associated with work force reductions of $13 million and other exit costs, primarily for the termination of real estate leases, of $10 million. Sprint expects to pay the severance and other exit costs in the next twelve months.

Total workforce reductions associated with these plans are expected to be approximately 3,300 employees. The severance charge is associated with the expected involuntary employee separation of approximately 2,600 employees. Most of the involuntary employee separations will take place after the 2002 first quarter.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions. Operating losses generated by ION were approximately $6 million in the 2002 first quarter and approximately $145 million in the 2001 first quarter.

These decisions resulted in a $1,814 million pre-tax charge consisting of asset write-offs, severance costs associated with work force reductions, and termination of supplier agreements, real estate leases, and other contractual obligations. The charge for asset impairments was $1,327 million, severance costs totaled $231 million, and the remaining $256 million was accrued for other exit costs associated with the restructuring. Sprint expects to pay the severance and other exit costs during 2002.

The severance charge is associated with the involuntary employee separation of approximately 6,000 employees. As of March 31, 2002, nearly 5,500 of the employee separations had been completed.

Activity relating to the 2001 fourth quarter restructuring in the current period is summarized as follows:



----------------------------------------------------------------------------------------------------------------
                                                                       Activity
                                                         -------------------------------------
                                          December 31,                                          March 31, 2002
                                              2001                                                 Liability
                                            Liability                                               Balance
                                             Balance            Cash             Non-cash
----------------------------------------------------------------------------------------------------------------
                                                                     (millions)
Severance                              $     160         $       (50)       $        -        $     110
Other exit costs                             230                 (63)                -              167
----------------------------------------------------------------------------------------------------------------

Total                                  $     390         $      (113)       $        -        $     277
                                      --------------------------------------------------------------------------


--------------------------------------------------------------------------------
7.  Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

At the end of March 2002, Sprint had short-term borrowings of $1.8 billion consisting mainly of commercial paper and other bank notes. Though these borrowings are renewable at various dates during the year, Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. Sprint's ability to refinance these borrowings is supported by the unused capacity of Sprint's long-term credit facilities.

In March 2002, Sprint issued $5 billion of debt securities through a private placement. These borrowings have a weighted average interest rate of 8.4% and have maturities ranging from 2005 to 2032. The proceeds were allocated 5% to the FON Group and 95% to the PCS Group and have been and will continue to be used to repay debt and for general corporate purposes. As a condition to the sale of the securities, Sprint agreed to conduct an exchange offer that will allow the original securities to be exchanged for substantially identical securities registered with the SEC.

--------------------------------------------------------------------------------
8. Litigation, Claims and Assessments
--------------------------------------------------------------------------------

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network are in process, some of them seeking certification as nationwide classes. Settlement negotiations directed to a nationwide, industry-wide settlement of these claims have resulted in an agreement, not yet approved by the Court. Sprint has previously accrued for the estimated settlement costs of these suits.

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

Management cannot predict the final outcome of these actions, but believes they will not be material to Sprint's consolidated financial statements.

--------------------------------------------------------------------------------
9. Other Financial Information
--------------------------------------------------------------------------------

Operating Leases

Sprint's remaining minimum rental commitments from December 31, 2001 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space, are as follows:

                                                                     Sprint              Sprint           Sprint
                                                                   Corporation             FON              PCS
                                                                  Consolidated            Group            Group
                     ------------------------------------------------------------------------------------------------
                                                                                     (millions)
                     April 1 - December 31, 2002              $      596         $        294       $      302
                     2003                                            600                  275              325
                     2004                                            426                  175              251
                     2005                                            311                  129              182
                     2006                                            196                   95              101
                     2007                                             88                   65               23
                     Thereafter                                      357                  297               60
                     ------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Sprint's allowance for doubtful accounts are as follows:

                                                            ---------------- ----------------
                                                               March 31,      December 31,
                                                                   2002             2001
                      ------------------------------------- ---------------------------------
                                                                       (millions)
                      FON Group                             $      279       $     276
                      PCS Group                                    189             208
                      ------------------------------------- -- ------------- -- -------------

                      Consolidated                          $      468       $     484
                                                            -- ------------- -- -------------


Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)

                     Interest (net of capitalized
                        interest)                          $        186     $       122
                                                           ----------------------------------
                     Income taxes                          $          2     $       (17)
                                                           ----------------------------------

Sprint's noncash activities included the following:


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     Common stock issued under employee
                        stock benefit plans                $       64       $       52
                                                           ----------------------------------
                     Tax benefit from stock compensation   $        1       $        7
                                                           ----------------------------------
                     Stock received for stock options
                        exercised                          $        -       $        1
                                                           ----------------------------------

--------------------------------------------------------------------------------
10. Segment Information
--------------------------------------------------------------------------------

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

Segment financial information was as follows:


----------------------------------------------------------------------------------------------------------------


                                                         Product
Quarters Ended               Global                    Distribution                 Corporate
March 31,                   Markets         Local      & Directory      PCS            and
                          Division(1)     Division     Publishing     Group(1)     Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2002
Net operating revenues  $   2,342      $    1,553    $     330      $   2,848     $    (311)      $    6,762
Affiliated revenues           148              78          116            (31)         (311)               -
Operating income (loss)       (75)            481           57            113             5              581

2001
Net operating revenues  $   2,567      $    1,553    $     494      $   2,025     $    (385)      $    6,254
Affiliated revenues           130              56          188             11          (385)               -
Operating income (loss)        25             438           78           (282)           (7)             252
----------------------------------------------------------------------------------------------------------------

(1) Affiliate revenues in the 2002 first quarter reflect the revision of estimates regarding inter-segment revenue between the Global Markets Division and the PCS Group. These revisions had a negligible impact on reported segment operating results.

(2) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and access to the PCS network.

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                Product
                                       Global                 Distribution &
Quarters Ended                         Markets      Local       Directory         PCS
March 31,                              Division(1)  Division   Publishing        Group   Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2002
Voice                                $   1,536   $        -   $       -    $       -   $    (148)       $    1,388
Data                                       484            -           -            -           -               484
Internet                                   245            -           -            -           -               245
Local service                                -          761           -            -           -               761
Network access                               -          505           -            -         (59)              446
Long distance                                -          168           -            -           -               168
Product distribution                         -            -         193            -        (116)               77
Directory publishing                         -            -         137            -           -               137
Wireless services                            -            -           -        2,848          31             2,879
Other                                       77          119           -            -         (19)              177
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,342   $    1,553   $     330    $   2,848   $    (311)       $    6,762
                                     ----------------------------------------------------------------------------------


2001
Voice                                $   1,726   $        -   $       -    $       -   $    (130)       $    1,596
Data                                       472            -           -            -           -               472
Internet                                   234            -           -            -           -               234
Local service                                -          732           -            -          (1)              731
Network access                               -          505           -            -         (43)              462
Long distance                                -          186           -            -           -               186
Product distribution                         -            -         359            -        (188)              171
Directory publishing                         -            -         135            -           -               135
Wireless services                            -            -           -        2,025         (11)            2,014
Other                                      135          130           -            -         (12)              253
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,567   $    1,553   $     494    $   2,025   $    (385)       $    6,254
                                     ----------------------------------------------------------------------------------


(1) Equipment revenue for the periods presented is reported as part of Other revenues. This reclass had no impact on total net operating revenues. 2001 results have been restated to conform to the current year presentation.

(2) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and access to the PCS network.


--------------------------------------------------------------------------------
11.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

On January 1, 2002, Sprint adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and sections of Accounting Principles Board Opinion No. 30, providing one accounting model with which to review for asset impairment.

SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method for accounting for the disposal of long-lived assets if other than through sale. Finally, while this statement retains the basic presentation provisions for the disposal of a segment of a business or discontinued operation, it broadens the definition of a discontinued operation to include a component of an entity. Adoption of this statement had no material impact on Sprint's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. Sprint is currently assessing its legal obligations. This statement is effective for fiscal years beginning after June 15, 2002. Sprint will adopt this standard on January 1, 2003.

--------------------------------------------------------------------------------
12.  Subsequent Events
--------------------------------------------------------------------------------

Dividend Declaration

In April 2002, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the FON common stock. The dividend will be paid June 28, 2002.

Investment in Call-Net

In April 2002, Call-Net, a Canadian long-distance provider, finalized a comprehensive recapitalization proposal that altered Sprint's existing ownership in this investment which has been carried at zero value. Sprint invested approximately $16 million in new Call-Net shares as part of this proposal. Since this is an equity method investment, Sprint recognized previously unrecognized losses in the amount of this additional investment. Additionally, Sprint and Call-Net have agreed, in principle, to a new ten year branding and technology services agreement.

Investment in Pegaso

In May 2002, Sprint announced that the Company had reached a definitive agreement to sell its investment in Pegaso to Telefonica Moviles. Sprint also announced that it had settled with Telefonica and the other shareholders of Pegaso for payment on the cancellation of the Company's Services Contract. Sprint expects to receive approximately $65 million for its Pegaso shares, its investment in subordinated convertible notes and the Services Contract settlement. Sprint had a net book investment in Pegaso of approximately $40 million at the end of the 2002 first quarter.

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

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2001 Form 10-K/A, and you are encouraged to review these filings.

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

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. In addition, the global markets division provides web and applications hosting, consulting services, and colocation services. Through this division Sprint also provides broadband services and digital subscriber line (DSL) services, which enable high-speed transmission of data over existing copper telephone lines.

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

In the 2001 fourth quarter, a decision was made to abandon the ION initiative and restructure operations in the global markets division to respond to the national economic downturn, industry-wide pricing pressures and excess capacity. These actions, which resulted in a $1.7 billion charge, were taken to respond to these unprecedented changes in the industry in an effort to better focus on enterprise data and Internet services and aggressively manage costs.

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

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. The PCS Group, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 50 largest U.S. metropolitan areas. The PCS Group has licenses to serve the entire U.S. population including Puerto Rico and the U.S. Virgin Islands. The PCS Group's service, including third party affiliates, now reaches slightly under 249 million people. The PCS Group provides nationwide service through:

     o operating its own digital network in major U.S. metropolitan areas,
     o affiliating with other companies, mainly in and around smaller U.S. metropolitan areas,
     o roaming on other providers' analog cellular networks using multi-mode handsets, and
     o roaming on other providers' digital networks that use code division multiple access (CDMA).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico, SVC BidCo L.P., a joint venture to acquire wireless spectrum rights, and Virgin Mobile U.S.A., a joint venture to market wireless services. These investments are accounted for using the equity method. Sprint has reached a definitive agreement to sell its interest in Pegaso.

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

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

As reported by Sprint in its 2001 Form 10-K/A, the local division requested an extension, until June 30, 2002, to comply with the Communications Assistance for Law Enforcement Act (CALEA). CALEA was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. The FCC granted the extension until June 30, 2002, and the local division expects to have a majority of its switches equipped with basic CALEA functionality by this deadline. The local division also plans to request an additional two-year extension to upgrade the remainder of its switches and to incorporate enhancements made necessary by the FCC's recent order requiring additional monitoring capabilities. Sprint believes that other carriers will also find it necessary to request extensions and that the FBI will support and the FCC will grant an extension of the deadline; however, if the extension request is not granted, the local division could be subjected to fines.

In Sprint's 2001 Form 10-K/A, it reported that the PCS Group expected to meet the 10/15 MHz five-year buildout requirements in its BTA markets by the April 2002 deadline. Sprint has now received confirmation from the FCC that the PCS Group met the applicable five-year buildout deadlines for its BTA markets.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:


                                                                     Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $       4,029    $       4,358
                     PCS Group                                     2,848            2,025
                     Intergroup eliminations                        (115)            (129)
                     ------------------------------------------------------------------------

                     Net operating revenues                $       6,762    $       6,254
                                                           ----------------------------------


Net operating revenues increased 8% in the 2002 first quarter compared to the same 2001 quarter reflecting growth in the PCS Group offset somewhat by declining long distance voice revenues.

Income (Loss) from continuing operations was as follows:


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $      286       $      316
                     PCS Group                                   (146)            (393)
                     ------------------------------------------------------------------------

                     Income (Loss) from continuing
                        operations                         $      140       $      (77)
                                                           ----------------------------------


In the 2002 first quarter, income from continuing operations includes a $15 million restructuring charge representing the closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units. This charge was offset by favorable true-ups of unrelated items. In total, the charge and true-ups had no effect on net loss or loss per share.

Effective January 1, 2002, Sprint adopted SFAS No. 142 which resulted in the elimination of the ongoing amortization of goodwill, spectrum licenses, and other indefinite life intangible assets. As a result of this change, amortization expense decreased approximately $60 million in the 2002 first quarter from the same 2001 period. Amortization expense decreased an additional $79 million due to the full amortization of some intangibles in 2001.

In the 2001 first quarter, loss from continuing operations includes a one-time gain of $9 million from investment activities. Excluding this one-time item, loss from continuing operations was $86 million.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues(1)
   Voice                                       $     1,536      $     1,726       $      (190)         (11.0)%
   Data                                                484              472                12            2.5%
   Internet                                            245              234                11            4.7%
   Other                                                77              135               (58)         (43.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,342            2,567              (225)          (8.8)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,421            1,489               (68)          (4.6)%
   Selling, general and administrative                 639              751              (112)         (14.9)%
   Depreciation and amortization                       357              302                55           18.2%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,417            2,542              (125)          (4.9)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $       (75)     $        25       $      (100)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               1.0%
                                               -- ------------- -- --------------

NM = Not meaningful

(1) Equipment revenue for the periods presented is reported as a part of Other revenues. This reclassification has no impact on total net operating revenues.



Net Operating Revenues

Net operating revenues decreased 9% in the 2002 first quarter from the same 2001 period. Minute use was 13% higher in the 2002 first quarter than it was in the same 2001 period. The calling volume growth, driven in part by the increase in business minutes sold to the PCS Group, was more than offset by a highly competitive pricing environment. The decrease also reflects a decline in professional services and legacy data services, partly offset by growth in Internet communications and data services revenues. Revenue growth will likely continue to be negatively impacted by pricing pressures. In addition, the Regional Bell Operating Companies (RBOCs) continue to obtain regulatory clearance to provide in-region long distance services.

Voice Revenues

Voice revenues decreased 11% in the 2002 first quarter from the same 2001 period due to a decline in consumer voice revenues resulting from a more competitive pricing environment, wireless substitution and RBOC entry. Business voice revenues also declined in first quarter 2002 as the traffic mix shifted toward lower yield customers, including affiliate sales.

Data Revenues

Data revenues increased 3% in the 2002 first quarter from the same 2001 period due to increased sales in asynchronous transfer mode and managed network services, partially offset by a decline in frame relay services.

Internet Revenues

Internet revenues increased 5% in the 2002 first quarter from the same 2001 period due to strong growth in dedicated IP and Web hosting services. These gains were partially offset by a decline in dial-up Internet service provider-related revenues driven by pricing declines with Sprint's largest customer for these services.

Other Revenues

Other revenues decreased 43% in the 2002 first quarter from the same 2001 period. The decrease is due to declines in professional services and legacy data services.

Revenue Reserves

All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB101). Significant estimates and assumptions are required, however, to determine the expected conversion of these revenues into cash collected. Because of this, the global markets division recognizes several types of reserves and adjustments against revenue. These reserves include:

          o billing adjustment reserves for pricing changes and usage disputes with customers (principally related to our business and wholesale customer base),
          o discount reserves for special pricing agreements and volume based incentives, and
          o fraud reserves for unauthorized usage.

Each of these reserves requires management's judgment and are based on historical trending, industry norms, regulatory decisions and recognition of current market indicators regarding general economic conditions.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the IP network, and costs of equipment. These costs decreased 5% in the 2002 first quarter from the same 2001 period.

Interconnection costs decreased 3% in the 2002 first quarter from the same 2001 period due to regulatory rate reductions and lower negotiated CLEC rates, partially offset by the impact of growth in minutes of use.

All other costs of services and products decreased 7% in the 2002 first quarter compared to the same 2001 period mainly due to decreased network operating costs associated with Sprint's 2001 fourth quarter restructuring, as well as other cost containment efforts.

Total costs of services and products for global markets were 60.7% of net operating revenues in the 2002 first quarter compared to 58.0% for the same period a year ago.

Excluding Sprint ION related costs, total costs of services and products for global markets were 60.5% of net operating revenues in the 2002 first quarter compared to 55.7% for the same period a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses decreased 15% in the 2002 first quarter from the same 2001 period. The decrease is due to the 2001 fourth quarter restructuring and a strong emphasis on cost control. SG&A expense was 27.3% of net operating revenues in the 2002 first quarter compared to 29.3% for the same period a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 3.4% in both the 2002 and 2001 first quarters. Reserve for bad debt as a percent of outstanding accounts receivable was 12.3% in the 2002 first quarter and 12.7% at year-end 2001.

Excluding Sprint ION related costs, SG&A expense was 27.2% of net operating revenue in the 2002 first quarter compared to 27.0% for the same period a year ago.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 18% in the 2002 first quarter from the same period a year ago due to an increased asset base to enhance network reliability and meet increased demand for voice and data-related services as well as an increasing asset base for growth of Internet Protocol services and other growth initiatives. This relatively large year over year increase in depreciation expense is expected to continue throughout 2002. Depreciation and amortization expense was 15.2% of net operating revenues in the 2002 first quarter compared to 11.8% for the same period a year ago.

Excluding Sprint ION related costs, depreciation and amortization expense was 15.3% of net operating revenue in the 2002 first quarter compared to 10.7% in the same period a year ago.


Local Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------

                                                    2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        761      $       732       $        29             4.0%
   Network access                                      505              505                 -             -
   Long distance                                       168              186               (18)           (9.7)%
   Other                                               119              130               (11)           (8.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,553            1,553                 -             -
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      468              496               (28)           (5.6)%
   Selling, general and administrative                 318              338               (20)           (5.9)%
   Depreciation and amortization                       286              281                 5             1.8%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,072            1,115               (43)           (3.9)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        481      $       438       $        43             9.8%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      31.0%            28.2%
                                              --- ------------- -- --------------


Net Operating Revenues

Net operating revenues remained flat in the 2002 first quarter from the same 2001 period as growth in local services was offset by declines in long distance services and equipment sales. The local division ended the 2002 first quarter with approximately 8.2 million switched access lines, a 1% decrease during the past 12 months. The reduction in access lines is driven by the economic slowdown, wireless and cable substitution, and losses to competitive local providers. The reduction in access lines is expected to continue as Sprint believes access line losses in 2002 will approximate the 2001 loss. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice- grade equivalents grew 12% during the past 12 months. This growth reflects many business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 4% in the 2002 first quarter from the same 2001 period primarily on the strength of a 12% increase in vertical services revenue driven by the success of bundled offerings. Local service revenues were also aided by additional revenues from prison contracts implemented last year.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, remained flat in the 2002 first quarter compared to a year ago. Strong growth in special access services in the 2002 first quarter was offset by a 4% decline in access minutes of use, as well as by regulator-mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing consumer long distance services to customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, that are beyond the local calling area. These revenues declined 10% in the 2002 first quarter from the same 2001 period. Sales of consumer long distance continued to increase reflecting the success of bundled services; however, these increases were more than offset by an 8% decline in long distance minutes of use as customers shifted more of their communications to wireless, e-mail and instant messaging.

Other Revenues

Other revenues decreased 8% in the 2002 first quarter from the same 2001 period principally due to a 13% decline in equipment sales.

Revenue Reserves

All revenues are recognized when the earnings process is complete in accordance with SAB101. Significant estimates and assumptions are required, however, to determine the expected conversion of these revenues into cash collected. Because of this, the local division recognizes several types of reserves and adjustments against revenues. These reserves include:

o billing adjustment reserves for pricing changes, volume discounts and usage disputes with customers (principally related to our business and wholesale customer base),
o        fraud reserves for unauthorized usage, and
o        return and rebate reserves for equipment sales.

Each of these reserves requires management's judgment and is based on historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 6% in the 2002 first quarter compared to the same 2001 period. This reduction is driven mainly by decreases in access expense, cost of equipment sales and cost containment initiatives including the benefits of the restructuring announced in the 2001 fourth quarter. Costs of services and products were 30.1% of net operating revenues in the 2002 first quarter compared to 31.9% for the same period a year ago.

Selling, General and Administrative Expense

SG&A expense decreased 6% in the 2002 first quarter compared to the same 2001 period. This decrease is primarily due to the success of cost containment initiatives including the benefits of the restructuring announced in the 2001 fourth quarter. SG&A expense was 20.5% of net operating revenues in the 2002 first quarter compared to 21.8% for the same period a year ago.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 2.5% in the 2002 first quarter and 2.6% in the same period a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 8.1% in the 2002 first quarter and 6.9% at year-end 2001.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 2% in the 2002 first quarter compared to the same 2001 period reflecting additional capital spending to support voice-grade equivalent growth, service improvements and the ongoing buildout of DSL services. Depreciation and amortization expense was 18.4% of net operating revenues in the 2002 first quarter compared to 18.1% for the same period a year ago.


Product Distribution and Directory Publishing Businesses

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------

                                                    2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues                        $        330      $       494       $    (164)            (33.2)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      226              364            (138)            (37.9)%
   Selling, general and administrative                  40               48              (8)            (16.7)%
   Depreciation and amortization                         7                4               3              75.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                               273              416            (143)            (34.4)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         57      $        78       $     (21)            (26.9)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      17.3%            15.8%
                                              --- ------------- -- --------------


Net operating revenues decreased 33% in the 2002 first quarter compared to the same 2001 period. Nonaffiliated revenues accounted for over 60% of revenues in both the 2002 and 2001 first quarters. Nonaffiliated revenues decreased 30% in the 2002 first quarter compared to the same 2001 period reflecting lower revenues in our product distribution unit because of the slow down in capital spending in the telecommunications industry. These decreases more than offset increased revenues in our directory publishing unit.

Affiliated revenues decreased 38% in the 2002 first quarter compared to the same 2001 period reflecting a slow down in capital spending by other Sprint divisions as well.

Operating expenses decreased 34% in the 2002 first quarter compared to the same 2001 period. This decrease reflects decreased costs of services and products due to the decline in equipment sales.

PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    2,848       $    2,025        $       823            40.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,403            1,134                269            23.7%
   Selling, general and administrative                782              638                144            22.6%
   Depreciation and amortization                      527              535                 (8)           (1.5)%
   Restructuring costs                                 23                -                 23             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            2,735            2,307                428            18.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------


Operating income (loss)                        $      113       $     (282)       $       395             NM
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $      640       $      253        $       387             NM
                                               -- ------------- -- -------------- -- -------------

NM = Not meaningful


The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 23% of net operating revenues in the 2002 and 2001 first quarters.

Net Operating Revenues

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------

                     Customers
                        (millions)                                  14.3             10.4
                                                           ----------------------------------
                     Average monthly service revenue per
                        user (ARPU)(1)                     $          60    $          59
                                                           ----------------------------------
                     Customer churn rate                             3.0%             2.5%
                                                           ----------------------------------

(1) In the second quarter of 2001, contract cancellation fees began to be reported net of anticipated write-offs. While this reclassification had no impact on operating income, it did affect ARPU. 2001 periods have been restated to be in conformity with current year presentation.

The PCS Group's net operating revenues include service revenues and sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges and activation fees associated with the PCS Group's subscriber base. Service revenues increased 41% in the 2002 first quarter from the same 2001 period mainly reflecting an increase in the average number of customers and an increase in ARPU. The improvement in ARPU was mainly due to a richer mix of service plans and increased usage.

The PCS Group assesses access charges to long distance carriers for the termination of landline originated calls. Though regulations generally entitle a carrier that terminates a call on behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers have disputed the PCS Group's assessment of these charges as well as the corresponding rate at which the charges were determined. The issue is currently pending before the FCC. Management cannot predict, with certainty, the final outcome of this action, but believes adequate provisions have been recorded in the PCS Group's results of operations.

The PCS Group added approximately 725,000 customers in the 2002 first quarter ending the period with approximately 14.3 million customers compared to nearly
10.4 million customers at the end of the 2001 first quarter. The companies that the PCS Group serves on a wholesale basis reported a decline of 47,000 customers for the quarter, which is largely due to reduced sales with our largest reseller. The PCS Group affiliates added approximately 228,000 customers in the 2002 first quarter, bringing the total number of customers added in the quarter by the PCS Group and its affiliates to over 900,000. The total number of customers served on the PCS network, including affiliates, at the end of the quarter is more than 16.7 million.

Although the customer churn rate increased in the 2002 first quarter over the same 2001 period, there was no change from the 2001 fourth quarter. The increase, year-over-year, resulted from customer fulfillment of contract terms, the softness of the economy, and the impact of a new program targeting sub-prime customers.

Revenues from sales of handsets and accessories were approximately 10% of net operating revenues in the 2002 and 2001 first quarters. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Revenue Reserves

All revenues are recognized when the earnings process is complete in accordance with SAB101. Significant estimates and assumptions are required, however, to determine the expected conversion of these revenues into cash collected. Because of this, the PCS Group recognizes several types of reserves and adjustments against revenue. These reserves include:

          o billing adjustment reserves for disputes with customers,
          o fraud reserves for unauthorized usage,
          o access reserves for disputed charges with local exchange carriers and inter-exchange carriers, and
          o return and rebate reserves for equipment sales.

Each of these reserves requires management's judgment and are based on historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions.

Operating Expenses

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                   --------------------------------------------------------------------------

                   Acquisition costs per gross customer
                      addition (CPGA)(1)                   $       305      $      325
                                                           ----------------------------------
                   Monthly cash costs per user (CCPU)(1)   $        31      $       35
                                                           ----------------------------------

(1) Beginning in 2002, PCS changed its method of calculating both CCPU and CPGA. Customer service provided in Sprint retail stores and handset subsidies for existing customers, both previously part of the calculation of CPGA, are now included in the calculation of CCPU. Activation customer care cost has been removed from the calculation of CCPU and is now included in the calculation of CPGA. Prior period metrics have been restated to be in conformity with current year presentation.


The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer care costs and other network-related costs. These costs increased 24% in the 2002 first quarter from the same 2001 period reflecting an increase in gross customer acquisitions, a larger customer base, and expanded market coverage. Handset and equipment costs were 39% of total costs of services and products in the 2002 first quarter compared to 34% in the 2001 first quarter. Costs of services and products were 49.3% of net operating revenues in the 2002 first quarter compared to 56.0% for the same period a year ago.

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 23% in the 2002 first quarter from the same 2001 period reflecting an expanded workforce to support subscriber growth and increased marketing and selling costs. SG&A expense was 27.5% of net operating revenues in the 2002 first quarter compared to 31.5% for the same period a year ago.

CPGA is a measure of the sales and marketing efforts computed as the costs of acquiring a new subscriber, including equipment subsidies and marketing costs divided by handset activations. CPGA improved more than 6% in the 2002 first quarter from the same 2001 period. Lower selling and distribution costs resulting from scale benefits have contributed to the improvement.

CCPU is a measure of the cash costs to operate the business on a per user basis consisting of costs of service revenues, service delivery and other general and administrative costs divided by average subscribers. CCPU decreased 11% in the 2002 first quarter from the same 2001 period. Improvements realized in the first quarter of 2002 were driven by lower customer solutions, network, information technology and administrative costs per user. These gains are largely driven by scale efficiencies and cost containment efforts in customer solutions.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 4.3% in the 2002 first quarter and 3.2% in the same period a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 11.9% in the 2002 first quarter and 13.0% at year-end 2001.

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of definite life intangible assets. The definite life intangible assets include various customer bases which are being amortized over 30 to 36 months.

Depreciation and amortization expense decreased slightly in the 2002 first quarter from the same 2001 period mainly reflecting the full amortization of some intangibles and the implementation of SFAS No. 142 offset by depreciation of the network assets placed in service during 2001. Amortization of goodwill and indefinite life intangibles ceased upon adoption of SFAS No. 142 at January 1, 2002. Periodic impairment testing of these indefinite life intangibles is now required. This implementation is discussed in Note 5 of the Notes to Consolidated Financial Statements.

Amortization expense decreased to $1 million in the 2002 first quarter from $134 million in the same period a year ago. Intangibles becoming fully amortized in the second quarter of 2001 accounts for $79 million of the decline, while SFAS No. 142 implementation accounts for the remaining $54 million decline. Depreciation and amortization expense was 18.5% of net operating revenues in the 2002 first quarter compared to 26.4% for the same period a year ago.

Restructuring

In the first quarter of 2002, the PCS Group announced plans to reduce customer solutions' operating costs through the closing of five PCS call centers, as well as additional steps to reduce operating costs in the PCS business units. These decisions resulted in a one-time charge of $23 million associated with the severance costs of the work force reductions and the termination of real estate leases.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 6.7% in the 2002 first quarter and 6.9% in the same 2001 period. The decrease in interest rate is primarily due to additional borrowings with lower interest rates and lower rates on variable-rate debt. Interest costs on short-term borrowings, including short-term borrowings classified as long-term debt, and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt.

Other Income (Expense), net

Other income (expense), net consisted of the following:


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     Dividend and interest income          $         8      $        9
                     Equity in net losses of affiliates            (20)            (45)
                     Net losses from investments                   (10)              -
                     Gain on sale of assets                          -              10
                     Other, net                                     (8)              4
                     ------------------------------------------------------------------------

                     Total                                 $       (30)     $      (22)
                                                           ----------------------------------


Dividend and interest income for both the 2002 and 2001 first quarters reflect dividends earned on cost method investments and interest earned on temporary investments.

In the 2002 first quarter, equity in net losses of affiliates was driven by the PCS Group's investment in Pegaso. In May 2002, Sprint signed a definitive agreement to sell its investment in Pegaso. Sprint expects to receive approximately $65 million for its Pegaso shares, its investment in subordinated convertible notes, and the Company's Services Contract settlement. Sprint had a net book investment in Pegaso of approximately $40 million at the end of the 2002 first quarter. In the 2001 first quarter, equity in net losses of affiliates was also driven by the FON Group's investment in Intelig.

Net losses from investments in the 2002 first quarter mainly include the write-down of an equity investment in Intelig.

Gains on sales of assets in the 2001 first quarter mainly include the sale of PCS customers to a PCS third party affiliate.

Income Taxes

See Note 3 of Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                                                           ----------------------------------
                                                              March 31,       December 31,
                                                                 2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     24,532     $     24,164
                     PCS Group                                   23,981           22,190
                     Intergroup eliminations                       (894)            (561)
                     ------------------------------------------------------------------------

                     Consolidated assets                   $     47,619     $     45,793
                                                           ----------------------------------

Sprint's consolidated assets increased $1.8 billion in the 2002 first quarter. Cash and equivalents increased $1.9 billion due to proceeds from recent debt issuances that have not yet been applied to outstanding debt. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

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

Operating Activities
                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $       471      $       621
                     PCS Group                                     164             (175)
                     ------------------------------------------------------------------------

                     Cash flows provided by operating
                        activities                         $       635      $       446
                                                           ----------------------------------

Cash flow from operations increased $189 million in the 2002 first quarter from the same 2001 period. This increase was driven mainly by the PCS Group's improved operating results partly offset by increased working capital requirements in the FON Group. The increase in working capital requirements was caused primarily by a reduction in accounts payable from reduced capital spending. While the tax receivable from the IRS increased working capital, it was driven by a reduction in deferred income taxes, having no impact on operating cash flows.

Investing Activities
                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $      (548)     $    (1,148)
                     PCS Group                                    (603)            (632)
                     ------------------------------------------------------------------------

                     Cash flows used by investing
                        activities                         $    (1,151)     $    (1,780)
                                                           ----------------------------------

The FON Group's capital expenditures totaled $543 million in the 2002 first quarter and $1.1 billion in the same 2001 period. Global markets division capital expenditures were incurred mainly to enhance network reliability, meet increased demand for data-related services and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus, which is nearing completion. The decline in FON Group capital expenditures in 2002 was driven mainly by the termination of Sprint ION and reduced spending for data-related services. PCS Group capital expenditures were $603 million in the 2002 first quarter and $655 million in the same 2001 period. Capital expenditures in both years were mainly for the continued PCS network expansion and fill-in, and the deployment of 3G technology which is expected to be operational beginning in the summer of 2002.

"Investments in and loans to affiliates" consisted mainly of Sprint's investments in Intelig.


Financing Activities

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $       377      $       465
                     PCS Group                                   1,992              810
                     ------------------------------------------------------------------------

                     Cash flows provided by financing
                        activities                         $     2,369      $     1,275
                                                           ----------------------------------


Financing activities mainly reflect net borrowings of $2.5 billion in the 2002 first quarter and $1.4 billion in the same 2001 period.

Sprint paid cash dividends of $114 million in the 2002 first quarter and $109 million in the same 2001 period.

Capital Requirements

Sprint's 2002 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to total $6.2 billion. This excludes any funding for Nextwave spectrum, as Sprint believes the auction will be either significantly delayed or terminated. This potential funding would be approximately $300 million. FON Group capital expenditures are expected to be $2.7 billion. PCS Group capital expenditures are expected to be $3.4 billion. Sprint continues to review capital expenditures and will adjust spending and capital investment in concert with growth. Cash investments in affiliates are expected to be approximately $100 million. Dividend payments are expected to approximate $459 million in 2002. After considering cash from operations, our incremental cash needs are expected to be approximately $600 million.

Liquidity

In March 2002, Sprint issued $5 billion of debt securities through a private placement. These borrowings have a weighted average interest rate of 8.4% and have maturities ranging from 2005 to 2032. The proceeds were allocated 5% to the FON Group and 95% to the PCS Group and have been and will continue to be used to repay debt and for general corporate purposes. As a condition to the sale of the securities, Sprint agreed to conduct an exchange offer that will allow the original securities to be exchanged for substantially identical securities registered with the SEC.

The above debt issuance, along with our planned expansion of the existing accounts receivable financing program to include PCS Group receivables, will more than fund the cash requirements detailed in the previous section and all of our current maturities of long-term debt, with no dependence on the commercial paper markets. In addition, the possible sale of the directory publishing business could further augment Sprint's financial flexibility.

Sprint has revolving credit facilities with syndicates of domestic and international banks totaling $5 billion; $3 billion of which is a 364-day facility, expiring in August 2002, and $2 billion of which is a five year facility expiring in August 2003. These facilities are unused; however, Sprint's commercial paper borrowings are supported by these revolving credit facilities. At March 31, 2002, Sprint had sufficient cash on hand to retire its outstanding commercial paper borrowings as they mature. Certain other notes payable relate to a separate revolving credit facility of $500 million which expires in December 2002. In April 2002, the commitment under this facility was reduced to $200 million.

In March 2002, Sprint entered into a $700 million term loan facility. This commitment is for a nine-month loan secured by assets related to Sprint's directory publishing business. To date, we have not drawn against the facility.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $1.8 billion at the end of March 2002 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Standard & Poor's Corporate Ratings (Standard & Poor's) currently rates Sprint's long-term senior unsecured debt at BBB+ with a negative outlook. Standard & Poor's rates Sprint's short-term debt at A2.

Fitch Ratings (Fitch) currently rates Sprint's long-term senior unsecured debt at BBB with a stable outlook. Fitch rates Sprint's short-term debt at F2.

Moody's Investors Service (Moody's) currently rates Sprint's long-term senior unsecured debt at Baa2 and has the long-term debt on review for possible downgrade. Moody's rates Sprint's short-term debt at P2 and has the short-term debt on review for possible downgrade.

A downgrade of either of the Standard & Poor's or Moody's ratings may increase the cost of future borrowings. A downgrade of the short-term debt rating would prevent Sprint from gaining access to the commercial paper markets. A ratings downgrade to below Baa3 or below BBB- would result in the acceleration of at least $50 million in debt and potentially as much as $430 million. Management maintains frequent communication with the rating agencies and considers a downgrade below Baa3 or BBB- to be unlikely.

Sprint's ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the commercial paper, bank, term-debt and equity markets. There is significant volatility in the markets at this time caused by the economic downturn, recent business failures and reduced confidence in the financial accounting process. Sprint continues to monitor the markets closely and to take steps to maintain as much financial flexibility as possible, while maintaining a reasonable capital structure cost.

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

During the 2002 first quarter Sprint entered into forward sale contracts with net purchased equity option derivatives to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at March 31, 2002 or results of operations or cash flows for the quarter ended March 31, 2002. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 84% of Sprint's debt at March 31, 2002 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 1% change in interest rates would have a $36 million pre-tax impact on the statements of operations and cash flows at March 31, 2002. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's long-term debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its net foreign currency payable related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $2 million at March 31, 2002. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $1 million.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended March 31, 2002.

Item 2.  Changes in Securities

         Articles Amendments

         Following the retirement of all outstanding shares of Class A Common Stock-Series DT, Sprint filed a Certificate of Retirement with the Kansas Secretary of State on January 25, 2002. This reduced the authorized shares of Class A Common Stock-Series DT from 100 million to 0 and amended Sprint's Articles of Incorporation to eliminate all reference to the Class A Common Stock-Series DT. Elimination of the authorized shares of Class A Common Stock-Series DT also had the effect of reducing the total authorized capital stock of Sprint from 9.02 billion shares to 8.92 billion shares.

         Sprint filed a certificate changing its registered office with the Kansas Secretary of State on April 19, 2002. This changed the registered address of the corporation to 6200 Sprint Parkway, Overland Park, Kansas 66251.

         Bylaw Amendments

         On April 16, 2002, Sprint's Board of Directors amended and restated Sprint's Bylaws. The amendments included:

              Sprint's principal office was changed to 6200 Sprint Parkway, Overland Park, Kansas. Article I, Section 2.

              The Bylaws were amended to provide that a special meeting of the shareholders may be called only by the Chairman of the Board, the President or the Board of Directors. Article III, Section 2.

              A provision was added providing that only business specified in the notice of the meeting, or in a supplement to the notice of the meeting, given by or at the direction of Sprint's Board of Directors, or otherwise properly brought before the meeting by or at the direction of Sprint's Board of Directors, may be considered at a special meeting of shareholders. Article III, Section 6.

              The provisions requiring advance written notice for a shareholder proposal or nominee to be considered at an annual meeting of shareholders were amended to require that the notice must be submitted in writing to the Secretary of Sprint at the principal office of Sprint not less than 120 days nor more than 150 days before the first anniversary of the preceding year's annual meeting except when the annual meeting is advanced by more than 30 days or delayed more than 60 days from that anniversary date. If the annual meeting is advanced more than 30 days or delayed more than 60 days from the anniversary date of the preceding year's annual meeting, the notice by the shareholder must be delivered not earlier than the 150th day before the annual meeting and not later than the later of the 120th day before the annual meeting or the 10th day following the day on which public announcement of the date of the annual meeting is first made. Article III, Sections 4 and 5.

              Provisions were added confirming that the chairman of a shareholders' meeting has authority on his own motion to adjourn the meeting without the approval of the shareholders present at the meeting and the Board of Directors may, to the extent not prohibited by law, adopt rules and regulations for the conduct of the meeting of shareholders. Article III, Section 7.

         Sale of Unregistered Securities

         On March 14, 2002, Sprint Capital Corporation, Sprint's finance subsidiary, sold $1 billion of its 7.900% notes due 2005, $2 billion of its 8.375% notes due 2012, and $2 billion of its 8.750% notes due 2032. The notes were unconditionally guaranteed by Sprint. The notes were not registered under the Securities Act of 1933. The sale of the notes by Sprint Capital Corporation was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the notes were sold in transactions not involving a public offering. The aggregate offering price was $4.985 billion and the aggregate initial purchasers' discount was $35 million. Deutsche Banc Alex. Brown Inc., Salomon Smith Barney Inc., and UBS Warburg LLC acted as joint book running managers for the offering. The other investment banking firms that purchased the notes were ABN AMRO Incorporated, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co. Incorporated. These institutions then sold the notes to "qualified institutional buyers" as defined in Rule 144A under the Securities Act, in reliance on rule 144A, and to persons in offshore transactions in reliance on Regulation S under the Securities Act.

         As a condition of the sale of the notes, Sprint Capital Corporation agreed to conduct an exchange offer. Sprint and Sprint Capital Corporation have filed a Form S-4 Registration Statement (No. 333-86684) with the SEC to register substantially identical notes to be exchanged for the privately placed notes.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 16, 2002, Sprint held its Annual Meeting of Shareholders. In addition to the election of three Class I Directors to serve a term of three years, the shareholders approved performance goals under which certain executives earn incentive compensation and approved the appointment of Ernst & Young LLP as independent auditors of Sprint for 2002. The shareholders did not approve four shareholder proposals.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                         For                            Withheld
           DuBose Ausley            1,298,337,874                     53,121,243
           Irvine O. Hockaday, Jr.  1,298,631,666                     52,827,451
           Ronald T. LeMay          1,298,279,002                     53,180,115

         The following votes were cast with respect to the proposal to approve performance goals under which certain executives earn incentive compensation so as to preserve Sprint's tax deduction under Section 162(m) of the Internal Revenue Code:

           For                                       1,250,454,723
           Against                                      84,181,625
           Abstain                                      16,822,768

         The following votes were cast with respect to the proposal to approve the appointment of Ernst & Young LLP as independent auditors of Sprint for 2002:

                 For                                 1,281,461,390
                 Against                                60,632,735
                 Abstain                                 9,364,992

         The following votes were cast with respect to a shareholder proposal that Sprint report to shareholders on Sprint's total annual greenhouse gas emissions and an estimate of the feasibility and cost of substantially reducing these emissions:

                 For                                    76,064,518
                 Against                               965,132,708
                 Abstain                                77,749,372
                 Broker non-votes                      232,512,519

         The following votes were cast with respect to a shareholder proposal urging the Sprint Board to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding two times the sum of the executive's base salary and bonus:

                 For                                   543,343,496
                 Against                               543,903,210
                 Abstain                                31,699,892
                 Broker non-votes                      232,512,519

         The following votes were cast with respect to a shareholder proposal urging the Sprint Board to adopt a policy that Sprint will not reprice, or terminate and regrant, to a lower exercise price any stock option granted to any employee or director of Sprint without the prior approval of the holders of a majority of Sprint's outstanding shares of common stock:

           For                                         402,308,918
           Against                                     701,501,265
           Abstain                                      15,136,415
           Broker non-votes                            232,512,519

         The following votes were cast with respect to a shareholder proposal urging the Sprint Board to prepare a description of the Board's role in the development and monitoring of Sprint's long-term strategic plan, to be disseminated to shareholders:

           For                                          97,270,989
           Against                                     989,821,627
           Abstain                                      31,853,981
           Broker non-votes                            232,512,519

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.50 in the 2002 first quarter. Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $62 million in the 2001 first quarter. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income or loss from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3)    Articles of Incorporation and Bylaws:

                  (a)    Articles of Incorporation, as amended.

                  (b) Bylaws, as amended (filed as Exhibit 3.2 to Amendment No. 4 to Sprint Corporation's Registration Statement on Form 8-A relating to Sprint's Series 1 PCS Common Stock, filed April 17, 2002, and incorporated herein by reference).

           (4)    Instruments defining the Rights of Sprint's Security Holders:

                  (a) The rights of Sprint's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See Exhibit 3(a).

                  (b) Provisions regarding Stockholders' Meetings are set forth in Article III of the Bylaws. Provisions regarding the Capital Stock Committee are set forth in Article IV, Section 12 of the Bylaws.
                         See Exhibit 3(b).

                  (c) Rights Agreement dated as of November 23, 1998, between Sprint Corporation and UMB Bank, n.a. (filed as Exhibit
                         4.1 to Amendment No. 1 to Sprint Corporation's Registration Statement on Form 8-A relating to Sprint's PCS Group Rights, filed November 25, 1998, and incorporated herein by reference).

                  (d) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as
                         Exhibit 4E to Post-Effective Amendment
                         No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and by reference), as amended by the Master Transfer Agreement dated
                         January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the
                         JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

                  (e)    Tracking Stock Policies of Sprint Corporation (filed as
                         Exhibit 4(c) to Sprint Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

         (10)     Executive Compensation Plans and Arrangements:

                  (a)    1990 Restricted Stock Plan, as amended (filed as
                         Exhibit 99 to Sprint Corporation's Registration Statement on Form S-8 (No. 333-86460) and incorporated herein by reference).

                  (b) Special Compensation and Non-Compete Agreement dated as of March 26, 2002, by and between Sprint Corporation and Robert J. Dellinger.

         (12)     Computation of Ratios of Earnings to Fixed Charges

     (b) Reports on Form 8-K

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

         On March 6, 2002, Sprint filed a Current Report on Form 8-K dated March 1, 2002, in which it reported that it had announced new sources of financing and reduced cash needs and that the company was on track to meet its financial targets for 2002. In addition, it provided a first quarter outlook for both its PCS Group and its FON Group. Sprint also reaffirmed previously disclosed information and provided certain forward looking statements.

         On March 7, 2002, Sprint filed a Current Report on Form 8-K dated March 6, 2002, in which it reported that it had announced a senior notes offering.

         On April 18, 2002, Sprint filed a Current Report on Form 8-K dated April 15, 2002, in which it reported that it had announced first quarter 2002 results.

         The news release regarding first quarter 2002 results, which was included in the Current Report, included the following financial information:

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Selected Operating Results
              Sprint Corporation Global Markets Group Selected Operating Results Sprint Corporation Pro Forma Selected Operating Results
              Sprint FON Group Summary Financial Information
              Sprint Corporation PCS Group Net Customer Additions
              Sprint Corporation PCS Group Metrics Restatement

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







                                                  SPRINT CORPORATION
                                              --------------------------
                                                     (Registrant)





                                             By     /s/  John P. Meyer
                                             ---------------------------
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  May 10, 2002