Form 10-Q
period 2002-06-30
SPRINT CORP
filed 2002-08-06
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended    June 30, 2002
                               -------------------------------------------------

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

                               SPRINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  KANSAS                                 48-0457967
----------------------------------         -------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)


P.O. Box 11315, Kansas City, Missouri                      64112
--------------------------------------        ----------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (913) 624-3000
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


Yes    X          No
   -----------      -------

                                    COMMON SHARES OUTSTANDING AT JULY 31, 2002:
                                          FON COMMON STOCK           892,787,064
                                          PCS COMMON STOCK           997,003,914
                                          CLASS A COMMON STOCK        43,118,018



TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             5
                      Consolidated Balance Sheets                                                        9
                      Consolidated Statements of Cash Flows                                              13
                      Consolidated Statement of Shareholders' Equity                                     15
                      Condensed Notes to Consolidated Financial Statements                               17

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            30

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         50

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  51

             Item 2.  Changes in Securities                                                              51

             Item 3.  Defaults Upon Senior Securities                                                    51

             Item 4.  Submission of Matters to a Vote of Security Holders                                52

             Item 5.  Other Information                                                                  53

             Item 6.  Exhibits and Reports on Form 8-K                                                   53

Signature                                                                                                55






                                                                                                            Part I.
                                                                                                            Item 1.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended June 30,                                                                  2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,829     $       6,446
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,117             3,091
   Selling, general and administrative                                                   1,770             1,754
   Depreciation                                                                          1,200             1,047
   Amortization                                                                              2               116
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              6,089             6,008
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    740               438

Interest expense                                                                          (385)             (310)
Intergroup interest charge                                                                   -                 -
Other expense, net                                                                        (285)              (29)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) before income taxes                                                           70                99
Income tax benefit (expense)                                                              (138)              (56)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                          (68)               43

Preferred stock dividends (paid) received                                                   (2)               (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $        (70)    $          41
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


DIVIDENDS PER COMMON SHARE






                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).










   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (154)     $       (154)        $       3,965     $      4,310         $      3,018     $       2,290
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (154)             (154)                1,836            2,084                1,435             1,161
            (8)               (2)                  959            1,118                  819               638
             -                 -                   659              609                  541               438
             -                 -                     -                6                    2               110
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (162)             (156)                3,454            3,817                2,797             2,347
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             8                 2                   511              493                  221               (57)

             -                 6                   (77)             (89)                (308)             (227)
             -                 -                    92               73                  (92)              (73)
            (8)               (8)                 (208)              (6)                 (69)              (15)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   318              471                 (248)             (372)
             -                 -                  (216)            (181)                  78               125
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   102              290                 (170)             (247)

             -                 -                     1                1                   (3)               (3)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $         103     $        291         $       (173)    $        (250)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.12     $       0.33         $      (0.17)    $       (0.26)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 893.4            887.5              1,013.9              980.0
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.12     $       0.33         $      (0.17)    $       (0.26)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 891.1            886.3              1,013.9              980.0
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $      0.125      $     0.125          $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------





CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Year-to-Date June 30,                                                                    2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $     13,591     $      12,700
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        6,327             6,197
   Selling, general and administrative                                                   3,541             3,525
   Depreciation                                                                          2,372             2,028
   Amortization                                                                              3               256
   Restructuring                                                                            23                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                             12,266            12,006
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                  1,325               694

Interest expense                                                                          (699)             (617)
Intergroup interest charge                                                                   -                 -
Other expense, net                                                                        (319)              (55)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                     307                22
Income tax benefit (expense)                                                              (235)              (56)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                    72               (34)
Extraordinary items, net                                                                     -                (1)
Cumulative effect of change in
   accounting principles, net                                                                -                 2
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                           72               (33)

Preferred stock dividends (paid) received                                                   (4)               (4)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $         68     $         (37)
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


DIVIDENDS PER COMMON SHARE



                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (269)     $       (283)        $       7,994     $      8,668         $      5,866     $       4,315
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (269)             (283)                3,758            4,185                2,838             2,295
           (16)               (4)                1,956            2,253                1,601             1,276
             -                 -                 1,305            1,189                1,067               839
             -                 -                     -               12                    3               244
             -                 -                     -                -                   23                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (285)             (287)                7,019            7,639                5,532             4,654
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            16                 4                   975            1,029                  334              (339)

             -                11                  (157)            (180)                (542)             (448)
             -                 -                   173              137                 (173)             (137)
           (16)              (15)                 (209)              (5)                 (94)              (35)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                   782              981                 (475)             (959)
             -                 -                  (394)            (375)                 159               319
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   388              606                 (316)             (640)
             -                 -                     -               (1)                   -                 -

             -                 -                     -                -                    -                 2
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   388              605                 (316)             (638)

             -                 -                     3                3                   (7)               (7)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $         391     $        608         $       (323)    $        (645)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.44     $       0.68         $      (0.32)    $       (0.66)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 892.9            887.6              1,011.9              979.0
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.44     $       0.69         $      (0.32)    $       (0.66)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                 890.4            885.8              1,011.9              979.0
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.25     $       0.25         $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------






CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Quarters Ended June 30,                                                                  2002              2001
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $       (68)     $         43
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                        (24)               22
   Income tax benefit (expense)                                                             7                (8)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on securities
   during the period                                                                      (17)               14

Reclassifications adjustment for gains included
   in net income (loss)                                                                    (1)                -

Foreign currency translation adjustments                                                    6                (8)

   Unrealized gains on qualifying
     cash flow hedges                                                                      20                 -
   Income tax expense                                                                      (8)                -
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains on qualifying
   cash flow hedges during the period                                                      12                 -

Total other comprehensive income (loss)                                                     -                 6
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $       (68)     $         49
                                                                                  -- ------------- --- -------------




                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        102      $       290          $      (170)     $       (247)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                (3)                 (24)              25                    -                 -
             -                 1                    7               (9)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                (2)                 (17)              16                    -                 -


             -                 -                   (1)               -                    -                 -

             -                 -                    -               (7)                   6                (1)


             -                 -                   20                -                    -                 -
             -                 -                   (8)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   12                -                    -                 -

             -                (2)                  (6)               9                    6                (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $         (2)        $         96      $       299          $      (164)     $       (248)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Year-to-Date June 30,                                                                    2002              2001
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $        72      $        (33)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                        (30)               28
   Income tax benefit (expense)                                                            12               (10)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on securities
   during the period                                                                      (18)               18

Reclassifications adjustment for gains included in
   net income (loss)                                                                       (1)                -

Foreign currency translation adjustments                                                    3               (12)

   Unrealized gains (losses) on qualifying
     cash flow hedges                                                                      28                (6)
   Income tax expense                                                                      (6)                -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized gains (losses) on qualifying
   cash flow hedges                                                                        22                (6)

Cumulative effect of change in accounting
   principle                                                                                -                (9)
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                     6                (9)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $        78      $        (42)
                                                                                  -- ------------- --- -------------




                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        388      $       605          $      (316)     $       (638)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 4                  (30)              24                    -                 -
             -                (1)                  12               (9)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 3                  (18)              15                    -                 -


             -                 -                   (1)               -                    -                 -

             -                 -                   (2)             (11)                   5                (1)


             -                 -                   28               (6)                   -                 -
             -                 -                   (6)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   22               (6)                   -                 -


             -                 -                    -               (9)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 3                    1              (11)                   5                (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          3         $        389      $       594          $      (311)     $       (639)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------







CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,       December 31,
                                                                                            2002             2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $          648    $          313
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $569 and $484                                                                         3,734             3,806
       Inventories                                                                                571               690
       Prepaid expenses                                                                           573               388
       Intergroup receivable                                                                        -                 -
       Current tax benefit receivable from the FON Group                                            -                 -
       Other                                                                                      330               365
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     5,856             5,562

     Property, plant and equipment
       FON Group                                                                               34,865            34,113
       PCS Group                                                                               16,061            14,634
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     50,926            48,747
       Accumulated depreciation                                                               (21,760)          (19,770)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       29,166            28,977

     Investments in and advances to affiliates                                                    223               288

     Intangibles
        Goodwill                                                                                4,400             4,737
        Spectrum licenses                                                                       4,620             4,995
        Other intangibles                                                                         761               839
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       9,781            10,571
        Accumulated amortization                                                                 (738)           (1,509)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         9,043             9,062

     Other assets                                                                               1,271             1,904
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       45,559    $       45,793
                                                                                      -----------------------------------



                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
       June 30,        December 31,           June 30,       December 31,           June 30,        December 31,
         2002              2001                 2002             2001                 2002              2001
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $        46      $       134          $        602      $        179

             -                 -                2,233            2,415                 1,501             1,391
             -                 -                  209              248                   362               442
             -                 -                  340              253                   233               135
           (67)             (234)                   -              234                    67                 -
           (20)                -                    -                -                    20                 -
             -                 -                  167              201                   163               164
----------------------------------------    -------------------------------    -----------------------------------
           (87)             (234)               2,995            3,485                 2,948             2,311


             -                 -               34,865           34,113                     -                 -
             -                 -                    -                -                16,061            14,634
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               34,865           34,113                16,061            14,634
           (48)              (47)             (17,557)         (16,605)               (4,155)           (3,118)
-------------------------------------   -----------------------------------    -----------------------------------
           (48)              (47)              17,308           17,508                11,906            11,516

          (280)             (280)                 416              417                    87               151


             -                 -                   28               31                 4,372             4,706
             -                 -                1,519            1,566                 3,101             3,429
             -                 -                   23               47                   738               792
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,570            1,644                 8,211             8,927
             -                 -                   (2)             (77)                 (736)           (1,432)
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,568            1,567                 7,475             7,495

             -                 -                  911            1,187                   360               717
-------------------------------------   -----------------------------------    -----------------------------------


   $      (415)      $      (561)         $    23,198      $    24,164          $     22,776      $     22,190
-------------------------------------   -----------------------------------    -----------------------------------






CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,        December 31,
                                                                                            2002              2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $         776    $       4,401
       Accounts payable                                                                         2,227            2,900
       Accrued interconnection costs                                                              712              588
       Accrued taxes                                                                              510              468
       Advance billings                                                                           791              731
       Accrued restructuring costs                                                                230              390
       Payroll and employee benefits                                                              506              569
       Accrued interest                                                                           462              309
       Intergroup payable                                                                           -                -
       Other                                                                                      971            1,080
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,185           11,436

     Noncurrent liabilities
        Long-term debt and capital lease obligations                                           20,349           16,501
        Equity unit notes                                                                       1,725            1,725
       Deferred income taxes                                                                    1,766            1,553
       Postretirement and other benefit obligations                                               933              948
       Other                                                                                      761              758
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            25,534           21,485

     Redeemable preferred stock                                                                   256              256

     Shareholders' equity
       Common stock
         Class A FT, par value $.50 per share, 100.0 shares authorized, 43.1 shares
            issued and outstanding                                                                 22               22
         FON, par value $2.00 per share, 4,200.0 shares authorized, 891.9 and 888.8
            shares issued and outstanding                                                       1,784            1,778
         PCS, par value $1.00 per share, 4,600.0 shares authorized, 993.9 and 986.7
            shares issued and outstanding                                                         994              987
       Capital in excess of par or stated value                                                 9,954           10,076
       Retained deficit                                                                          (190)            (261)
       Accumulated other comprehensive income                                                      20               14
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              12,584           12,616
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      45,559    $      45,793
                                                                                      -----------------------------------



                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
       June 30,       December 31,           June 30,        December 31,           June 30,       December 31,
         2002             2001                 2002              2001                 2002             2001
------------------------------------    -----------------------------------   -----------------------------------
      (Unaudited)                           (Unaudited)                            (Unaudited)


   $         -      $         -          $       717       $     2,056          $        59      $      2,345
             -                -                  739             1,432                1,488             1,468
             -                -                  695               569                   17                19
           (20)               -                  283               239                  247               229
             -                -                  510               499                  281               232
             -                -                  215               390                   15                 -
             -                -                  407               449                   99               120
             -                -                   45                47                  417               262
           (67)            (234)                  67                 -                    -               234
           (48)             (47)                 552               617                  467               510
------------------------------------    -----------------------------------   -----------------------------------
          (135)            (281)               4,230             6,298                3,090             5,419


             -                -                4,064             3,258               16,285            13,243
             -                -                    -                 -                1,725             1,725
             -                -                1,766             1,552                    -                 1
             -                -                  933               948                    -                 -
             -                -                  356               394                  405               364
------------------------------------    -----------------------------------   -----------------------------------
             -                -                7,119             6,152               18,415            15,333

          (280)            (280)                  10                10                  526               526




            22               22                    -                 -                    -                 -

         1,784            1,778                    -                 -                    -                 -

           994              987                    -                 -                    -                 -
         9,954           10,076                    -                 -                    -                 -
          (190)            (261)                   -                 -                    -                 -
            20               14                    -                 -                    -                 -
       (12,584)         (12,616)              11,839            11,704                  745               912
------------------------------------    -----------------------------------   -----------------------------------

             -                -                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $      (415)     $      (561)         $    23,198       $    24,164          $    22,776      $     22,190
------------------------------------    -----------------------------------   -----------------------------------







CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                  Sprint Corporation
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------------------------
Year-to-Date June 30,                                                                      2002             2001
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $         72     $        (33)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Equity in net losses (income) of affiliates                                               102               89
     Depreciation and amortization                                                           2,375            2,284
     Deferred income taxes                                                                     621               44
       Losses on write-down of assets                                                          254                -
     Changes in assets and liabilities:
         Accounts receivable, net                                                               66              (36)
         Inventories and other current assets                                                 (123)             (76)
         Accounts payable and other current liabilities                                       (630)            (627)
         Current tax benefit receivable from the FON Group                                       -                -
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                                 20              (34)
     Other, net                                                                                 25               31
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by operating activities                                             2,782            1,642
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Investing Activities

Capital expenditures                                                                        (2,510)          (4,314)
Investments in affiliates, net                                                                  12              (49)
Proceeds from sales of assets                                                                   60               58
Other, net                                                                                       -               33
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash used by investing activities                                                       (2,438)          (4,272)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Financing Activities

Proceeds from debt                                                                           5,980            4,647
Payments on debt                                                                            (5,777)          (1,879)
Dividends paid                                                                                (226)            (226)
Intergroup advances, net                                                                         -                -
Other, net                                                                                      14               25
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by financing activities                                                (9)           2,567
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    335              (63)
Cash and Equivalents at Beginning of Period                                                    313              239
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $        648     $        176
                                                                                     --- ------------- -- -------------



                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).





   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $       388      $       605          $      (316)      $      (638)


             -                 -                   14               42                   88                47
             -                 -                1,305            1,201                1,070             1,083
             -                 -                  240              140                  381               (96)
             -                 -                  253                -                    1                 -

             -                 -                  182              160                 (116)             (196)
             -                (2)                (106)             (21)                 (17)              (53)
           (20)               28                 (782)            (484)                 172              (171)
            20               (26)                   -                -                  (20)               26
             -                 -                  157              221                 (157)             (221)
             -                 -                   (8)             (71)                  28                37
             -                 -                  (12)               3                   37                28
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                1,631            1,796                1,151              (154)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -               (1,082)          (2,602)              (1,428)           (1,712)
             -                 -                  (26)             (32)                  38               (17)
             -                 -                   60               15                    -                43
             -                 -                    -               33                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -               (1,048)          (2,586)              (1,390)           (1,686)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                1,244            1,324                4,736             3,323
             -                 -               (1,781)            (226)              (3,996)           (1,653)
             -                 -                 (219)            (219)                  (7)               (7)
             -                 -                  158                -                 (158)                -
             -                 -                  (73)            (171)                  87               196
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                 (671)             708                  662             1,859
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (88)             (82)                 423                19
             -                 -                  134              122                  179               117
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $        46      $        40          $       602       $       136
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------







CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                 Sprint Corporation
(millions)
Year-to-Date June 30, 2002
----------------------------------------------------------------------------------------------------------------
                                                                                                   Capital in
                                                                     FON              PCS          Excess of
                                                  Class A FT        Common           Common      Par or Stated
                                                 Common Stock       Stock            Stock           Value
----------------------------------------------------------------------------------------------------------------

Beginning 2002 balance                        $         22    $      1,778    $      987       $     10,076
Net income (loss)                                        -               -             -                  -
FON common stock dividends                               -               -             -               (221)
PCS preferred stock dividends                            -               -             -                 (5)
FON Series 1 common stock issued                         -               6             -                 29
PCS Series 1 common stock issued                         -               -             7                 72
Tax benefit from stock compensation                      -               -             -                  2
Intergroup stock compensation                            -               -             -                  -
Other, net                                               -               -             -                  1
----------------------------------------------------------------------------------------------------------------

June 2002 balance                             $         22    $      1,784    $      994       $      9,954
                                              ------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------------------------------------
Beginning 2002 balance                                43.1           888.8          986.7
FON Series 1 common stock issued                       -               3.1            -
PCS Series 1 common stock issued                       -               -              7.2
------------------------------------------------------------------------------------------------

June 2002 balance                                     43.1           891.9          993.9
                                              --------------------------------------------------




                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).






------------------------------------------------------------------------------------
                   Accumulated
                      Other                       Combined Attributed Net Assets
     Retained     Comprehensive    Consolidated   ------------------------------
     Deficit          Income          Total     Sprint FON Group Sprint PCS Group
------------------------------------------------------------------------------------

$     (261)    $  14             $   12,616    $      11,704     $        912
      72          -                      72              388             (316)
      -           -                    (221)            (221)               -
      -           -                      (5)               2               (7)
      -           -                      35               35                -
      -           -                      79                -               79
      -           -                       2                2                -
      -           -                       -              (71)              71
      (1)         6                       6                -                6
------------------------------------------------------------------------------------

$     (190)    $  20             $   12,584    $      11,839     $        745
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 2001 Form 10-K/A. Operating results for the 2002 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2002.

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

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis. Costs for shared services totaled approximately $129 million in both the 2002 and 2001 second quarters and $252 million and $270 million in the 2002 and 2001 year-to-date periods, respectively. The percentage of these costs allocated to the PCS Group were approximately 29% and 20% in the 2002 and 2001 second quarters and 28% and 20% in the 2002 and 2001 year-to-date periods, respectively, with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint's Board and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $92 million and $73 million in the 2002 and 2001 second quarters and $173 million and $137 million in the 2002 and 2001 year-to-date periods, respectively. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

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

--------------------------------------------------------------------------------
2.  Investments
--------------------------------------------------------------------------------

Investments in Securities

In the 2002 second quarter, Sprint completed an analysis of the valuation of its cost method investment in EarthLink preferred shares which resulted in a write-down of $241 million to market value. This charge is included in "Other income (expense), net" on Sprint's Consolidated Statements of Operations.

Investments in and Advances to Affiliates

At the end of June 2002, investments accounted for using the equity method consisted primarily of the PCS Group's investments in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), SVC BidCo L.P. (BidCo), and Virgin Mobile, U.S.A. In 2001, investments accounted for using the equity method also included the FON Group's investments in Intelig Telecomunicacoes, Ltda., Call-Net Enterprises Inc., (Call-Net) and other investments.

In the second quarter of 2002, Call-Net, a Canadian long-distance provider, finalized a comprehensive recapitalization proposal that altered Sprint's existing ownership in this investment which has been carried at zero value since the 2000 fourth quarter. Sprint invested approximately $16 million in new Call-Net shares as part of this proposal. Since this is an equity method investment, Sprint recognized previously unrecognized losses in the amount of this additional investment. Additionally, Sprint and Call-Net have agreed to a new ten year branding and technology services agreement for which Sprint will receive royalties.

In the second quarter of 2002, Sprint reached a definitive agreement to sell its investment in Pegaso to Telefonica Moviles. Sprint also reached an agreement with Pegaso and the other shareholders of Pegaso for payment in connection with the cancellation of the Company's Services Contract. Due to the recognition of Sprint's share of Pegaso losses, Sprint's net book investment in Pegaso was reduced to zero during the 2002 second quarter.

In the second quarter of 2002, Sprint received $38 million from BidCo representing its share of the FCC's return of 85% of the deposit for licenses in the NextWave spectrum auction.

Also in the second quarter of 2002, a new agreement was entered into with the Virgin Group for funding of Virgin Mobile USA. Under the terms of the agreement, Sprint will fund up to $150 million, with the majority in the form of discounted network services and the remainder in cash, and the Virgin Group will fund up to $150 million in cash. Virgin Mobile USA announced it launched services in June.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:


                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Results of operations
   Net operating revenues                      $        65      $       122       $       130       $       350
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Operating loss                              $       (81)     $      (118)      $      (111)      $      (286)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Net loss                                    $      (208)     $       (99)      $      (271)      $      (308)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Equity in net losses of affiliates             $       (82)     $       (28)      $      (102)      $       (73)
                                              --- ------------- -- -------------- -- ------------- --- -------------



--------------------------------------------------------------------------------
3. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:



                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-Date June 30, 2002                                        Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $        108      $        274       $      (166)
Effect of:
   State income taxes, net of federal income tax effect                 16                30               (14)
   Equity in losses of foreign joint ventures                           25                 1                24
   Write-down of cost-method investment                                 84                84                 -
   Other, net                                                            2                 5                (3)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $        235      $        394       $      (159)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                             76.5%             50.4%             33.5%
                                                              --- ------------- --- -------------- -- --------------


                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-Date June 30, 2001                                        Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $          8      $        343       $      (335)
Effect of:
   State income taxes, net of federal income tax effect                 11                31               (20)
   Equity in losses of foreign joint ventures                           18                 -                18
   Goodwill amortization                                                24                 5                19
   Other, net                                                           (5)               (4)               (1)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $         56      $        375       $      (319)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                              NM               38.2%             33.3%
                                                              --- ------------- --- -------------- -- --------------


NM = Not meaningful


--------------------------------------------------------------------------------
4.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

Sprint's derivative instruments include interest rate swaps, stock warrants, net purchased equity options embedded in forward sale contracts and foreign currency forward contracts. Sprint's derivative transactions are used principally for hedging purposes and comply with Board-approved policies. Senior finance management receives frequent status updates of all outstanding derivative positions.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings upon adoption or during the life of the swap. Sprint held both cash flow hedges and fair value hedges in interest rate swaps. At June 30, 2002, Sprint no longer held any interest rate swaps.

Sprint recorded a $6 million increase to other comprehensive income in the 2002 second quarter and a $12 million increase in the year-to-date period resulting from gains on cash flow hedges. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

There were no material fluctuations in the valuation of cash flow hedges during the 2001 second quarter. Sprint recorded a $6 million reduction in other comprehensive income in the 2001 year-to-date period as a result of losses on cash flow hedges.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint recorded net derivative losses in earnings of $1 million net of tax benefit for the 2002 second quarter and net derivative losses in earnings of $3 million (net of tax benefit of $1 million) for the year-to-date period due to changes in the fair value of the stock warrants.

Sprint's activity associated with stock warrants was immaterial in the 2001 second quarter and year-to-date periods.

Net Purchased Equity Options

The net purchased equity options are designated as cash flow hedges and changes in value are recognized in other comprehensive income.

Sprint recorded a $14 million increase to other comprehensive income in the 2002 second quarter and a $16 million increase in the year-to-date period resulting from gains on these cash flow hedges. There were no net purchased equity options held during the 2001 second quarter or the 2001 year-to-date period. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Foreign Currency Forward Contracts

Foreign currency forward contracts held during the period were not designated as hedges and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in all periods presented.

Cumulative Effect Upon Adoption

Sprint adopted Financial Accounting Standards Board Statement (SFAS) No. 133 on January 1, 2001, which resulted in a cumulative reduction in net loss of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The reduction in net loss was due to changes in the fair value of the stock warrants that are not designated as hedging instruments and is recorded as a "Cumulative effect of change in accounting principles, net" on the Consolidated Statements of Operations. The reduction in other comprehensive income results from a decrease in fair value of cash flow hedges resulting from interest rate fluctuations. The decrease is recorded in "Net unrealized losses on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss). The net derivative gains and losses are included in "Other income (expense), net" on the Consolidated Statements of Operations.

--------------------------------------------------------------------------------
5.  Goodwill and Other Intangible Assets
--------------------------------------------------------------------------------

Sprint adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This standard prescribes the accounting treatment for both identifiable intangibles and goodwill after initial recognition. Upon adoption of the standard, amortization of goodwill and indefinite life intangibles ceased and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. Periodic impairment testing of these assets is now required. Definite life intangibles continue to be amortized over their useful lives. Sprint identified spectrum licenses, which include related microwave relocation costs, and its trademark as indefinite life intangibles. Concurrent with adoption, Sprint evaluated for impairment its goodwill and indefinite life intangibles in accordance with the standard's guidance and determined these assets were not impaired.

The following table adjusts net income (loss) and basic and diluted earnings
(loss) per share in the prior periods to exclude amortization, net of any related tax effects on goodwill and indefinite lived intangibles.



                                          Consolidated                 FON Group                 PCS Group
                                       --------- -- ----------    --------- -- ----------   ---------- -- ---------
Quarters ended June 30,                  2002         2001          2002         2001         2002          2001
----------------------------------- -- --------- -- ---------- -- --------- -- ---------- - ---------- -- ---------
                                                         (millions, except per share amounts)

Reported net income (loss)          $     (68)   $      43     $    102     $    290         (170)     $    (247)
Add back:
   Goodwill amortization                    -           31            -            -            -             31
   Spectrum license amortization
                                            -           20            -            6            -             14
                                    -- --------- -- ---------- -- --------- -- ---------- - ---------- -- ---------
Adjusted net income (loss)          $     (68)   $      94     $    102     $    296         (170)     $    (202)

Basic and diluted earnings (loss)
   per share
Reported net income (loss)                                     $      0.12  $    0.33          (0.17)  $   (0.26)
Add back:
   Goodwill amortization                                              -            -            -           0.03
   Spectrum license amortization
                                                                      -          -              -           0.02
                                                               -- --------- -- ---------- - ---------- -- ---------
Adjusted net income (loss)                                     $      0.12  $    0.33          (0.17)  $   (0.21)





                                          Consolidated                 FON Group                 PCS Group
                                       --------- -- ----------    --------- -- ----------   ---------- -- ---------
Year-to-date June 30,                    2002         2001          2002         2001         2002          2001
----------------------------------- -- --------- -- ---------- -- --------- -- ---------- - ---------- -- ---------
                                                         (millions, except per share amounts)

Reported net income (loss)          $      72    $     (33)    $    388     $    605         (316)     $    (638)
Add back:
   Goodwill amortization                    -           62            -            -            -             62
   Spectrum license amortization
                                            -           38            -           11            -             27
                                    -- --------- -- ---------- -- --------- -- ---------- - ---------- -- ---------
Adjusted net income (loss)          $      72    $      67     $    388     $    616         (316)     $    (549)

Diluted earnings (loss) per share
Reported net income (loss)                                     $      0.44  $    0.68          (0.32)  $   (0.66)
Add back:
   Goodwill amortization                                              -            -            -           0.06
   Spectrum license amortization
                                                                      -          0.02           -           0.03
                                                               -- --------- -- ---------- - ---------- -- ---------
Adjusted net income (loss)                                     $      0.44  $    0.70          (0.32)  $   (0.57)

Basic earnings (loss)
   per share
Reported net income (loss)                                     $      0.44  $    0.69          (0.32)  $   (0.66)
Add back:
   Goodwill amortization                                              -          -              -           0.06
   Spectrum license amortization
                                                                      -          0.01           -           0.03
                                                               -- --------- -- ---------- - ---------- -- ---------
Adjusted net income (loss)                                     $      0.44  $    0.70          (0.32)  $   (0.57)


--------------------------------------------------------------------------------
6.  Restructuring Activity
--------------------------------------------------------------------------------

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units. These decisions resulted in a $23 million pre-tax restructuring charge consisting of severance costs associated with work force reductions of $13 million and other exit costs, primarily for the termination of real estate leases, of $10 million. Sprint expects to pay the severance and other exit costs by the first quarter of 2003.

The severance charge is associated with the expected involuntary employee separation of approximately 2,600 employees. As of June 30, 2002, nearly 1,600 of the employee separations had been completed.

Activity relating to the 2002 first quarter restructuring in the 2002 year-to-date period is summarized as follows:


                                                                       Activity
                                                              --------------------------

                                                Total                                       June 30, 2002
                                         Restructuring Charge        Cash Payments        Liability Balance
-------------------------------------------------------------------------------------------------------------
Severance                              $          13           $           7          $           6
Other exit costs                                  10                       1                      9
-------------------------------------------------------------------------------------------------------------

Total                                  $          23           $           8          $          15
                                      -----------------------------------------------------------------------


In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions. Operating losses generated by ION were approximately $6 million in the 2002 second quarter and $12 million in the year-to-date period compared to $176 million and $321 million for the same periods a year ago.

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

The severance charge is associated with the involuntary employee separation of approximately 6,000 employees. As of June 30, 2002, substantially all of the employee separations had been completed.

Activity relating to the 2001 fourth quarter restructuring in the 2002 year-to-date period is summarized as follows:


                                                                       Activity
                                                              --------------------------
                                          December 31, 2001                                June 30, 2002
                                          Liability Balance         Cash Payments        Liability Balance
-------------------------------------------------------------------------------------------------------------
Severance                              $         160           $           95         $          65
Other exit costs                                 230                       80                   150
-------------------------------------------------------------------------------------------------------------

Total                                  $         390           $          175         $         215
                                      -----------------------------------------------------------------------



--------------------------------------------------------------------------------
7.  Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

At the end of June 2002, Sprint had short-term borrowings of $895 million consisting of $695 million of borrowings secured by trade receivables and $200 million of other bank notes. Though these borrowings are renewable at various dates during the year, Sprint reclassifies short-term borrowings to long-term debt because of Sprint's intent and ability to refinance these borrowings on a long-term basis. Sprint's ability to refinance these borrowings is supported by the unused capacity of Sprint's long-term credit facilities.

In March 2002, Sprint issued $5 billion of debt securities through a private placement. These borrowings have a weighted average interest rate of 8.4% and have maturities ranging from 2005 to 2032. The proceeds were allocated 5% to the FON Group and 95% to the PCS Group and were used to repay debt and for general corporate purposes. As a condition to the sale of the securities, Sprint agreed to conduct an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the SEC. This exchange offer was completed in June 2002.

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

On July 3, 2002, the Federal Communications Commission released a declaratory ruling in a matter referred to it by the federal district court for the Western District of Missouri in Sprint's suit against AT&T Corp for the collection of terminating access charges. The FCC ruled that although nothing prohibited wireless carriers from charging for access to their networks, interexchange carriers were not required to pay such charges absent a contractual obligation to do so. The FCC referred the matter back to the Western District of Missouri. AT&T has appealed this decision to the D.C. Circuit Court of Appeals. Management cannot predict, with certainty, the final outcome of this action, but believes adequate provisions have been recorded in the PCS Group's results of operations.

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

--------------------------------------------------------------------------------
9.  Other Financial Information
--------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Sprint's allowance for doubtful accounts are as follows:

                                                                        ---------------- ----------------
                                                                           June 30,       December 31,
                                                                             2002             2001
                    --------------------------------------------------- ---------------------------------
                                                                                   (millions)
                    FON Group                                           $      312       $     276
                    PCS Group                                                  257             208
                    --------------------------------------------------- -- ------------- -- -------------

                    Consolidated                                        $      569       $     484
                                                                        -- ------------- -- -------------



Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:

                                                                                   Year-to-Date
                                                                                     June 30,
                                                                        -- ------------- -- -------------
                                                                               2002             2001
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Interest (net of capitalized interest)              $        558     $       562
                                                                        -- ------------- -- -------------
                    Income taxes                                        $       (384)    $         2
                                                                        -- ------------- -- -------------



Sprint's noncash activities included the following:

                                                                                   Year-to-Date
                                                                                     June 30,
                                                                        -- ------------- -- -------------
                                                                               2002             2001
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Common stock issued under employee stock benefit
                       plans                                            $      114       $       93
                                                                        -- ------------- -- -------------
                    Tax benefit from stock compensation                 $        2       $       11
                                                                        -- ------------- -- -------------
                    Contribution to equity investment                   $       35       $        -
                                                                        -- ------------- -- -------------


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

Segment financial information was as follows:



----------------------------------------------------------------------------------------------------------------
                                                         Product
                             Global                    Distribution                   Corporate
Quarters Ended              Markets         Local      & Directory       PCS            and
June 30,                  Division(1)     Division      Publishing     Group(1)     Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2002
Net operating revenues  $   2,275      $    1,535    $     366      $   3,018     $    (365)      $    6,829
Affiliated revenues           176              72          138            (21)         (365)               -
Operating income (loss)       (30)            481           66            221             2              740

2001
Net operating revenues  $   2,563      $    1,552    $     474      $   2,290     $    (433)      $    6,446
Affiliated revenues           153              67          200             13          (433)               -
Operating income (loss)       (47)            466           84            (57)           (8)             438
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
                                                         Product
                             Global                    Distribution                   Corporate
Year-to-date                Markets         Local      & Directory       PCS            and
June 30,                  Division(1)     Division      Publishing     Group(1)     Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2002
Net operating revenues  $   4,617      $    3,088    $     696      $   5,866     $    (676)      $   13,591
Affiliated revenues           324             150          254            (52)         (676)               -
Operating income (loss)      (105)            962          127            334             7            1,325

2001
Net operating revenues  $   5,130      $    3,105    $     968      $   4,315     $    (818)      $   12,700
Affiliated revenues           283             123          388             24          (818)               -
Operating income (loss)       (22)            904          166           (339)          (15)             694
----------------------------------------------------------------------------------------------------------------



(1) Affiliate revenues in the 2002 second quarter and year-to-date periods reflect the adjustment of the wireless access revenue previously recorded regarding inter-segment revenue between the Global Markets Division and the PCS Group.

(2) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and handset purchases from the PCS Group.




Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                               Product
                                         Global              Distribution
Quarters Ended                           Markets      Local  & Directory       PCS
June 30,                               Division(1)  Division  Publishing      Group   Eliminations(2)  Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2002
Voice                                $   1,468   $        -   $       -    $       -   $    (176)       $    1,292
Data                                       467            -           -            -           -               467
Internet                                   247            -           -            -           -               247
Local service                                -          763           -            -           -               763
Network access                               -          503           -            -         (53)              450
Long distance                                -          156           -            -           -               156
Product distribution                         -            -         227            -        (138)               89
Directory publishing                         -            -         139            -           -               139
Wireless services                            -            -           -        3,018          21             3,039
Other                                       93          113           -            -         (19)              187
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,275   $    1,535   $     366    $   3,018   $    (365)       $    6,829
                                     ----------------------------------------------------------------------------------


2001
Voice                                $   1,701   $        -   $       -    $       -   $    (153)       $    1,548
Data                                       487            -           -            -           -               487
Internet                                   251            -           -            -           -               251
Local service                                -          735           -            -          (1)              734
Network access                               -          509           -            -         (52)              457
Long distance                                -          177           -            -           -               177
Product distribution                         -            -         334            -        (200)              134
Directory publishing                         -            -         140            -           -               140
Wireless services                            -            -           -        2,290         (13)            2,277
Other                                      124          131           -            -         (14)              241
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,563   $    1,552   $     474    $   2,290   $    (433)       $    6,446
                                     ----------------------------------------------------------------------------------




(1) Beginning in the 2002 first quarter, equipment revenue for the periods presented is reported as part of Other revenues. This reclassification had no impact on total net operating revenues. 2001 results have been restated to conform to the current year presentation.

(2) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and handset purchases from the PCS Group.




----------------------------------------------------------------------------------------------------------------------
                                                               Product
                                         Global              Distribution
Year-to-date                            Markets      Local   & Directory       PCS
June 30,                               Division(1)  Division  Publishing      Group   Eliminations(2)  Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2002
Voice                                $   3,004   $        -   $       -    $       -   $    (324)       $    2,680
Data                                       951            -           -            -           -               951
Internet                                   492            -           -            -           -               492
Local service                                -        1,524           -            -           -             1,524
Network access                               -        1,008           -            -        (112)              896
Long distance                                -          324           -            -           -               324
Product distribution                         -            -         420            -        (254)              166
Directory publishing                         -            -         276            -           -               276
Wireless services                            -            -           -        5,866          52             5,918
Other                                      170          232           -            -         (38)              364
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   4,617   $    3,088   $     696    $   5,866   $    (676)       $   13,591
                                     ----------------------------------------------------------------------------------


2001
Voice                                $   3,427   $        -   $       -    $       -   $    (283)       $    3,144
Data                                       959            -           -            -           -               959
Internet                                   485            -           -            -           -               485
Local service                                -        1,467           -            -          (2)            1,465
Network access                               -        1,014           -            -         (95)              919
Long distance                                -          363           -            -           -               363
Product distribution                         -            -         693            -        (388)              305
Directory publishing                         -            -         275            -           -               275
Wireless services                            -            -           -        4,315         (24)            4,291
Other                                      259          261           -            -         (26)              494
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   5,130   $    3,105   $     968    $   4,315   $    (818)       $   12,700
                                     ----------------------------------------------------------------------------------




(1) Beginning in the 2002 first quarter, equipment revenue for the periods presented is reported as part of Other revenues. This reclassification had no impact on total net operating revenues. 2001 results have been restated to conform to the current year presentation.

(2) Revenues eliminated in consolidation consist principally of local access charged to the global markets division, equipment purchases from the product distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and handset purchases from the PCS Group.

--------------------------------------------------------------------------------
11.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The primary impact of this action on Sprint will be the reporting of gains and losses from the early extinguishment of debt in other income or expense instead of as extraordinary items unless the criteria in APB Opinion 30 of unusual in nature and infrequent in occurrence are met. Once adopted in 2003, restatement will be required of extraordinary items resulting from the early extinguishment of debt that do not meet the criteria of APB Opinion 30.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. Sprint is currently assessing its legal obligations and, accordingly, has not yet determined the expected impact of adopting this standard. This statement is effective for fiscal years beginning after June 15, 2002. Sprint will adopt this standard on January 1, 2003.

--------------------------------------------------------------------------------
12.  Subsequent Events
--------------------------------------------------------------------------------

FON Group Restructuring

In July 2002, Sprint announced a restructuring that will integrate its E|Solutions' Web hosting sales, mobile computing consulting, marketing, and product and sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that its global markets division will discontinue offering and supporting facilities-based DSL services to customers. Sprint is finalizing the plan associated with these actions and expects to incur a charge in the third quarter of 2002.

Investment in Pegaso

In the second quarter of 2002, Sprint reached a definitive agreement to sell its investment in Pegaso to Telefonica Moviles. Sprint also reached an agreement with Pegaso and the other shareholders of Pegaso for payment in connection with the cancellation of the Company's Services Contract. In July 2002, the Mexican anti-trust authorities approved Telefonica's proposed purchase of Sprint's interest in Pegaso. Sprint expects to receive proceeds of approximately $65 million for its Pegaso shares, its investment in subordinated convertible notes, and the Company's Services Contract settlement. Sprint expects the transaction to close in the third quarter of 2002 generating a one-time gain. Due to the recognition of Sprint's share of Pegaso losses, Sprint's net book investment in Pegaso was zero at the end of the 2002 second quarter.

Revolving Credit Facility

Sprint has an existing $2 billion, five-year agreement scheduled to expire in August 2003. Its $3 billion, 364-day facility expired in early August. Sprint has obtained commitments for a new $1.5 billion revolving bank facility. The facility is unsecured, with no springing liens and is structured as a 364-day credit line with a subsequent one-year term-out option. The new facility is expected to close in August. This new facility will replace the existing $2 billion facility that would have expired in August 2003.

Sprint has reduced its outstanding commercial paper from peak levels of nearly $4 billion earlier this year to zero today. In addition, Sprint expects continued improvements in operating cash flows and has multiple sources of liquidity. As a result, the Company believes the new facility provides ample capacity.

Industry Activity

In July 2002, WorldCom Inc., a telecommunications company, filed for Chapter 11 bankruptcy protection. Sprint's net receivable exposure is less than $50 million as of July 31, 2002. This exposure is spread approximately equally between the FON and PCS Groups. Sprint continues to evaluate its risk regarding its WorldCom receivables and its ongoing business relationship with WorldCom.

Dividend Declaration

In August 2002, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the FON common stock. The dividend will be paid September 30, 2002.

                                                                         Part I.
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       Sprint Corporation
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------

Sprint includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

o        extent and duration of the current economic downturn;
o the effects of vigorous competition in the markets in which Sprint operates;
o the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;
o adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;
o the ability of the PCS Group to continue to grow a significant market presence;
o the effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
o        the uncertainties related to Sprint's strategic investments;
o the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
o        the impact of new technologies on Sprint's business;
o        unexpected results of litigation filed against Sprint;
o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes, including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

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

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, the local division currently serves approximately 8.2 million access lines in 18 states. Sprint also operates a 100% digital PCS wireless network in the United States with licenses to provide service to the entire United States population using a single frequency band and a single technology.

Sprint operates in industries that have been and continue to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. In light of current events and specific changes in telecommunications, including bankruptcies, over-capacity and the economic downturn, Sprint intends to assess implications. Any such assessment may impact the valuation of its long-lived assets.

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

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network); and managed network services. In addition, the global markets division provides web and applications hosting, consulting services, and colocation services. Through this division Sprint also provides broadband services over existing copper telephone lines and over MMDS spectrum.

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies. During 2000, Sprint converted several markets served by Multipoint Multichannel Distribution Services (MMDS) capabilities from cable TV services to high speed data services. MMDS is a fixed wireless network that can be built either using a system of interconnected smaller cells or as a single tower that distributes signals through microwave from a single transmission point to multiple receiving points. The global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. In the 2001 fourth quarter Sprint announced it would halt further deployment of MMDS services using current direct sight access technology. Current customers will continue to receive service and Sprint will wait for development of second generation technology. Sprint will also pursue alternative strategies for the spectrum leases and licenses.

The global markets division also reflects the costs of establishing international IP operations.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig Telecommunicacoes Ltda. (Intelig), a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Local Division

The local division (LTD) consists mainly of regulated local phone companies serving approximately 8.2 million access lines in 18 states. LTD provides local voice and data services, including DSL, for customers within its franchise territories, access by phone customers and other carriers to LTD's local network, nationwide long distance services to business and residential customers within its franchise territories, sales of telecommunications equipment, and other long distance services within certain regional calling areas, or LATAs.

Product Distribution and Directory Publishing Businesses

The product distribution business provides wholesale distribution services of telecommunications products. The directory publishing business publishes and markets white and yellow page phone directories. Sprint is considering the sale of the Directory Publishing Business and is awaiting final offers. A decision regarding the sale is expected around the end of August.

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network in the United States with licenses to provide services to the entire U.S. population using a single frequency band and a single technology. The PCS Group, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group's service, including third party affiliates, now reaches a quarter billion people. The PCS Group provides nationwide service through:

o        operating its own digital network in major U.S. metropolitan areas,
o        affiliating with other companies, mainly in and around smaller U.S.
         metropolitan areas,
o roaming on other providers' analog cellular networks using multi-mode handsets, and
o roaming on other providers' digital networks that use code division multiple access (CDMA).

Sprint plans to introduce nationwide 3G service this summer and to offer a wide selection of devices, new applications and enhancements to existing services and data speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless PCS operation in Mexico, SVC BidCo L.P., a joint venture to acquire wireless spectrum rights, and Virgin Mobile U.S.A. (Virgin Mobile), a joint venture to market wireless services. These investments are accounted for using the equity method. Sprint has reached a definitive agreement to sell its interest in Pegaso and expects to close the sale in the 2002 third quarter.

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

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

In Sprint's 2001 Form 10-K/A, it reported that the PCS Group and AT&T had filed petitions for a declaratory ruling with the Federal Communications Commission
(FCC) regarding the lawfulness of the PCS Group's practice of charging AT&T for terminating AT&T's long distance calls to the PCS Group's wireless customers. Sprint also disclosed this issue in its discussion of the PCS Group in Management's Discussion and Analysis of Financial Condition and Results of Operations in its 2001 Form 10-K/A and its first quarter 2002 Form 10-Q. On July 3, 2002, the FCC released a ruling affirming that nothing prohibited wireless carriers from imposing access charges for the use of their networks; however, the FCC also stated that interexchange carriers could not be unilaterally required to pay these charges without a contractual obligation to do so. The FCC referred the dispute back to the Federal District Court for the Western District of Missouri for a determination whether the PCS Group has stated a claim under Missouri state law. AT&T has filed a Notice of Appeal at the DC Circuit Court of Appeals challenging the ruling. In light of this ruling, the PCS Group recorded an additional provision in the 2002 second quarter of $61 million related to amounts previously billed. To reflect its share of the disputed charges, the global markets division reduced access costs, $17 million for amounts previously billed by the PCS Group.

In Sprint's 2001 Form 10-K/A, it also reported that all covered commercial mobile radio service providers must offer a database solution for local number portability by November 24, 2002. Local number portability (LNP) allows customers to retain, at the same location, existing telephone numbers when switching from one telecommunications carrier to another. The FCC has extended the deadline to November 24, 2003.

On June 6, 2002, the California Public Utility Commission proposed new rules that, if adopted, would impose significant restrictions on how telecommunications services are offered, subscribed to and billed. If adopted, these rules would significantly constrain new wireless and long distance customer acquisition, new service roll-out and service growth in the state, and would impose substantial incremental costs across the industry.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated


Total net operating revenues were as follows:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $     3,965       $    4,310        $     7,994      $      8,668
PCS Group                                           3,018            2,290              5,866             4,315
Intergroup eliminations                              (154)            (154)              (269)             (283)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net operating revenues                        $     6,829       $    6,446        $    13,591      $     12,700
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues increased 6% in the 2002 second quarter and 7% in the 2002 year-to-date period compared to the same 2001 periods reflecting growth in the PCS Group offset somewhat by declining FON Group long distance voice revenues and product distribution revenues.


Income (Loss) from continuing operations was as follows:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $       102       $      290        $       388      $        606
PCS Group                                            (170)            (247)              (316)             (640)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations      $       (68)      $       43        $        72      $        (34)
                                              --- ------------- -- -------------- -- ------------- --- -------------


In the 2002 second quarter, loss from continuing operations includes the effect of net one-time charges of $216 million. This amount includes a $25 million gain relating to the sale of TranXact customer contracts and a write-down of our investment in EarthLink of $241 million to current market value.

In the 2001 first quarter, loss from continuing operations includes a one-time gain of $9 million from investment activities.

Effective January 1, 2002, Sprint adopted SFAS No. 142, which resulted in the elimination of the ongoing amortization of goodwill, spectrum licenses, and other indefinite life intangible assets. As a result of this change, amortization expense decreased approximately $60 million in the 2002 second quarter and $120 million in the 2002 year-to-date period from the same 2001 periods. Amortization expense decreased an additional $54 million in the 2002 second quarter and $133 million year-to-date due to the full amortization of some intangibles in 2001.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues(1)
   Voice                                       $     1,468      $     1,701       $      (233)         (13.7)%
   Data                                                467              487               (20)          (4.1)%
   Internet                                            247              251                (4)          (1.6)%
   Other                                                93              124               (31)         (25.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,275            2,563              (288)         (11.2)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,329            1,528              (199)         (13.0)%
   Selling, general and administrative                 612              748              (136)         (18.2)%
   Depreciation and amortization                       364              334                30            9.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,305            2,610              (305)         (11.7)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $       (30)     $       (47)      $        17           36.2%
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------



                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues(1)
   Voice                                       $     3,004      $     3,427       $      (423)         (12.3)%
   Data                                                951              959                (8)          (0.8)%
   Internet                                            492              485                 7            1.4%
   Other                                               170              259               (89)         (34.4)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         4,617            5,130              (513)         (10.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    2,750            3,017              (267)          (8.8)%
   Selling, general and administrative               1,251            1,499              (248)         (16.5)%
   Depreciation and amortization                       721              636                85           13.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             4,722            5,152              (430)          (8.3)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (105)     $       (22)      $       (83)          NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------


NM = Not meaningful




(1) Equipment revenue for the periods presented is reported as a part of Other revenues. This reclassification had no impact on total net operating revenues.


Net Operating Revenues

Net operating revenues decreased 11% in the 2002 second quarter and 10% in the 2002 year-to-date period from the same 2001 periods. The overall revenue decrease reflects pricing pressures on voice services and a decline in professional services, legacy data services, and other data services revenues. Revenues will likely continue to be negatively impacted by pricing pressures. In addition, the Regional Bell Operating Companies (RBOCs) continue to obtain regulatory clearance to provide in-region long distance services which increases competition.

Voice Revenues

Voice revenues decreased 14% in the 2002 second quarter and 12% in the 2002 year-to-date period from the same 2001 periods due to a decline in consumer voice revenues resulting from a more competitive pricing environment, wireless and e-mail substitution, and RBOC entry. Business voice revenues also declined as the traffic mix shifted toward lower yield customers, including affiliates. Minute growth was 11% in the 2002 second quarter and 12% in the 2002 year-to-date period compared to the same 2001 periods. The minute growth, driven in part by the increase in business minutes sold to the PCS Group, was more than offset by the continued competitive pricing environment.

Data Revenues

Data revenues decreased 4% in the 2002 second quarter and 1% in the 2002 year-to-date period from the same 2001 periods due to declines in frame relay and private line services partially offset by increases in asynchronous transfer mode (ATM) services; however, ATM pricing continues to be competitive.

Internet Revenues

Internet revenues decreased 2% in the 2002 second quarter and increased 1% in the 2002 year-to-date period from the same 2001 periods. Dial-up Internet service provider-related revenues continue to decline due to pricing declines with Sprint's largest customer for these services. Increases in dedicated IP and Web hosting offset the dial-up decline, however, growth in dedicated IP slowed from 33% in the 2002 first quarter to 14% in the 2002 second quarter.

Other Revenues

Other revenues decreased 25% in the 2002 second quarter and 34% in the 2002 year-to-date period from the same 2001 periods. The decrease is due to declines in professional services, equipment sales and legacy data services.

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

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the IP network, and costs of equipment. These costs decreased 13% in the 2002 second quarter and 9% in the 2002 year-to-date period from the same 2001 periods.

Interconnection costs decreased 9% in the 2002 second quarter and 6% in the 2002 year-to-date period from the same 2001 periods due to regulatory rate reductions and lower negotiated rates, partially offset by volume growth. Additionally, interconnection costs were favorably impacted in the 2002 second quarter by the $17 million adjustment related to terminating access charges billed by the PCS Group detailed in "Regulatory Developments."

All other costs of services and products decreased 21% in the 2002 second quarter and 14% in the 2002 year-to-date period compared to the same 2001 periods mainly due to decreased network operating costs derived from Sprint's 2001 fourth quarter restructuring actions, as well as other cost containment efforts.

Total costs of services and products for the global markets division were 58.4% of net operating revenues in the 2002 second quarter and 59.6% in the 2002 year-to-date period compared to 59.6% and 58.8% for the same periods a year ago.

Excluding Sprint ION related costs, total costs of services and products for the global markets division were 58.2% of net operating revenues in the 2002 second quarter and 59.4% in the 2002 year-to-date period compared to 57.1% and 56.4% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses decreased 18% in the 2002 second quarter and 17% in the 2002 year-to-date period from the same 2001 periods. The decrease is due to the 2001 fourth quarter restructuring and a strong emphasis on cost control. SG&A expense was 26.9% of net operating revenues in the 2002 second quarter and 27.1% in the 2002 year-to-date period compared to 29.2% for the same periods a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 3.4% in both the 2002 second quarter and year-to-date period compared to 3.6% and 3.5% in the same 2001 periods. Reserve for bad debt as a percent of outstanding accounts receivable was 14.2% at the end of the 2002 second quarter and 12.7% at year-end 2001.

Excluding Sprint ION related costs, SG&A expense was 26.8% of net operating revenue in the 2002 second quarter and 27.0% in the 2002 year-to-date period compared to 26.7% and 26.8% for the same periods a year ago.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 9% in the 2002 second quarter and 13% in the 2002 year-to-date period from the same periods a year ago. These increases are attributable to an increased asset base to enhance network reliability and meet increased demand for voice and data-related services as well as an increasing asset base for growth of Internet Protocol services and other growth initiatives. This relatively large year over year increase in depreciation expense is expected to continue throughout 2002. Depreciation and amortization expense was 16.0% of net operating revenues in the 2002 second quarter and 15.6% in the 2002 year-to-date period compared to 13.0% and 12.4% for the same periods a year ago.

Excluding Sprint ION related costs, depreciation and amortization expense was 16.0% of net operating revenue in the 2002 second quarter and 15.6% in the 2002 year-to-date period compared to 11.3% and 11.0% in the same periods a year ago.

Restructuring Charge and Asset Impairment

In July 2002, Sprint announced a restructuring that will integrate its E|Solutions' Web hosting sales, mobile computing consulting, marketing, and product and sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint will employ a more cost effective approach to high speed DSL customer acquisition. Sprint is finalizing the plan associated with these actions and expects to incur a restructuring charge in the third quarter of 2002.

In the 2001 fourth quarter, a decision was made to abandon the ION initiative and restructure operations in the global markets division to respond to the national economic downturn, industry wide pricing pressures and excess capacity. These actions, which resulted in a $1.7 billion charge, were taken to respond to these unprecedented changes in the industry in an effort to better focus on enterprise data and Internet services and aggressively manage costs.

Local Division


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        763      $       735       $        28             3.8%
   Network access                                      503              509                (6)           (1.2)%
   Long distance                                       156              177               (21)          (11.9)%
   Other                                               113              131               (18)          (13.7)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,535            1,552               (17)           (1.1)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      461              484               (23)           (4.8)%
   Selling, general and administrative                 305              327               (22)           (6.7)%
   Depreciation and amortization                       288              275                13             4.7%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,054            1,086               (32)           (2.9)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        481      $       466       $        15             3.2%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      31.3%            30.0%
                                              --- ------------- -- --------------



                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $      1,524      $     1,467       $        57             3.9%
   Network access                                    1,008            1,014                (6)           (0.6)%
   Long distance                                       324              363               (39)          (10.7)%
   Other                                               232              261               (29)          (11.1)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         3,088            3,105               (17)           (0.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      929              980               (51)           (5.2)%
   Selling, general and administrative                 623              665               (42)           (6.3)%
   Depreciation and amortization                       574              556                18             3.2%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             2,126            2,201               (75)           (3.4)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        962      $       904       $        58             6.4%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      31.2%            29.1%
                                              --- ------------- -- --------------

Net Operating Revenues

Net operating revenues decreased 1% in the 2002 second quarter and year-to-date periods from the same 2001 periods as growth in local services was offset by declines in long distance services and equipment sales. The local division ended the 2002 second quarter with approximately 8.2 million switched access lines, a 1% decrease during the past 12 months. The reduction in access lines is driven by the economic slowdown, wireless and cable substitution, and losses to competitive local providers. The reduction in access lines is expected to continue, as Sprint believes access line losses in 2002 will approximate the 2001 loss. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 10% during the past 12 months. This growth reflects business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 4% in the 2002 second quarter and year-to-date periods from the same 2001 periods primarily on the strength of a 15% year-to-date increase in vertical service revenue driven by the success of bundled offerings. Revenues from prison contracts implemented last year also aided local service revenues. The strong growth was partially offset by a 3% year-to-date decline in basic area services due to the overall decline in access lines.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, decreased 1% in the 2002 second quarter and year-to-date periods from the same 2001 periods. Strong growth in special access services in the 2002 second quarter was offset by a 5% decline in access minutes of use, as well as by regulator-mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing nationwide long distance services to residential customers within Sprint's local franchise territories and other long distance services within specified regional calling areas, or LATAs, to residential and business customers. These revenues declined 12% in the 2002 second quarter and 11% in the 2002 year-to-date period from the same 2001 periods. This was primarily due to a decline in total long distance minutes of use and in yield, as customers shifted more of their communications to wireless, e-mail and instant messaging.

Other Revenues

Other revenues decreased 14% in the 2002 second quarter and 11% in the 2002 year-to-date period from the same 2001 periods. This is principally due to reduced equipment sales.

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

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 5% in the 2002 second quarter and year-to-date periods from the same 2001 periods. This reduction is driven mainly by decreases in access expense, cost of equipment sales, and a decline in other taxes due to changes in certain state tax laws. Costs of services and products were 30.0% of net operating revenues in the 2002 second quarter and 30.1% in the 2002 year-to-date period compared to 31.2% and 31.6% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense decreased 7% in the 2002 second quarter and 6% in the 2002 year-to-date period from the same 2001 periods. This decrease is due to a decline in advertising expenses and bad debt and the success of cost containment initiatives including the benefits of the restructuring announced in the 2001 fourth quarter. SG&A expense was 19.9% of net operating revenues in the 2002 second quarter and 20.2% in the 2002 year-to-date period compared to 21.1% and 21.4% for the same periods a year ago.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 2.5% in the 2002 second quarter and year-to-date periods compared to 2.7% and 2.6% in the same periods a year ago. Reserve for bad debt as a percent of account receivables was 9.6% at the end of the 2002 second quarter compared to 6.9% at year-end 2001. Improved bad debt experience with end user customers was mostly offset by the need to establish reserves for some competitive local exchange carriers and long distance companies with financial difficulties. Lower accounts receivable driven by decreased revenues impacted the reserve as a percent of outstanding accounts receivable.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 5% in the 2002 second quarter and 3% in the 2002 year-to-date period from the same 2001 periods reflecting additional capital spending to support voice-grade equivalent growth and service improvements. Depreciation and amortization expense was 18.8% of net operating revenues in the 2002 second quarter and 18.6% in the 2002 year-to-date period compared to 17.7% and 17.9% for the same periods a year ago.

Product Distribution and Directory Publishing Businesses


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Affiliated revenue                            $        138      $       200       $     (62)            (31.0)%
Non-affiliated revenue                                 228              274             (46)            (16.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total net operating revenues                           366              474            (108)            (22.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      249              339             (90)            (26.5)%
   Selling, general and administrative                  42               46              (4)             (8.7)%
   Depreciation and amortization                         9                5               4              80.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                               300              390             (90)            (23.1)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         66      $        84       $     (18)            (21.4)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      18.0%            17.7%
                                              --- ------------- -- --------------



                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Affiliated revenue                            $        254      $       388       $    (134)            (34.5)%
Non-affiliated revenue                                 442              580            (138)            (23.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total net operating revenues                           696              968            (272)            (28.1)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      471              699            (228)            (32.6)%
   Selling, general and administrative                  82               94             (12)            (12.8)%
   Depreciation and amortization                        16                9               7              77.8%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                               569              802            (233)            (29.1)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        127      $       166       $     (39)            (23.5)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      18.2%            17.1%
                                              --- ------------- -- --------------

Net operating revenues decreased 23% in the 2002 second quarter and 28% in the 2002 year-to-date period compared to the same 2001 periods. Nonaffiliated revenues accounted for 62.3% of revenues in the 2002 second quarter and 63.5% in the 2002 year-to-date period compared to 57.8% and 59.9% for the same 2001 periods. Nonaffiliated revenues decreased 17% in the 2002 second quarter and 24% in the 2002 year-to-date period from the same 2001 periods reflecting lower revenues in the product distribution unit because of an overall slowdown in capital spending in the telecommunications industry.

Affiliated revenues decreased 31% in the 2002 second quarter and 35% in the 2002 year-to-date period from the same 2001 periods reflecting a slowdown in capital spending and discontinuation of the ION project.

Operating expenses decreased 23% in the 2002 second quarter and 29% in the 2002 year-to-date compared to the same 2001 periods. This decrease reflects decreased costs of services and products due to the decline in equipment sales.

PCS Group


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    3,018       $    2,290        $       728            31.8%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,435            1,161                274            23.6%
   Selling, general and administrative                819              638                181            28.4%
   Depreciation                                       541              438                103            23.5%
   Amortization                                         2              110               (108)          (98.2)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            2,797            2,347                450            19.2%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $      221       $      (57)       $       278             NM
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $      764       $      491        $       273            55.6%
                                               -- ------------- -- -------------- -- -------------




                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    5,866       $    4,315        $     1,551            35.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   2,838            2,295                543            23.7%
   Selling, general and administrative              1,601            1,276                325            25.5%
   Depreciation                                     1,067              839                228            27.2%
   Amortization                                         3              244               (241)          (98.8)%
   Restructuring costs                                 23                -                 23             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            5,532            4,654                878            18.9%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $      334       $     (339)       $       673             NM
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $    1,404       $      744        $       660            88.7%
                                               -- ------------- -- -------------- -- -------------


NM = Not meaningful


The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 23% of net operating revenues in the 2002 second quarter and year-to-date periods. These revenues were also 23% of net operating revenues in the 2001 second quarter and year-to-date periods.

Net Operating Revenues


                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Customers (millions)                                   14.6             11.2              14.6              11.2
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)(1),(2)                     $          61     $         62      $         61     $          60
                                              --- ------------- -- -------------- -- ------------- --- -------------
Customer churn rate                                     2.9%             2.2%              3.0%              2.3%
                                              --- ------------- -- -------------- -- ------------- --- -------------


(1) In the second quarter of 2001, contract cancellation fees began to be reported net of anticipated write-offs. While this reclassification had no impact on operating income (loss), it did affect ARPU. The 2001 periods have been restated to be in conformity with current year presentation.

(2) In the second quarter of 2002, the PCS Group recorded a wireless access revenue provision for amounts previously billed of $61 million. Excluding this amount, ARPU for the current quarter would have been $63. In any single prior period ARPU was not significantly impacted by this provision.


The PCS Group's net operating revenues include service revenues and sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges and a pro rata portion of activation fees associated with the PCS Group's subscriber base. Service revenues increased 32% in the 2002 second quarter and 36% in the 2002 year-to-date period from the same 2001 periods mainly reflecting an increase in the number of customers and stable ARPU.

The PCS Group added approximately 308,000 customers in the 2002 second quarter ending the period with approximately 14.6 million customers compared to approximately 11.2 million customers at the end of the 2001 second quarter. The companies that the PCS Group serves on a wholesale basis reported a decline of 47,000 customers for the quarter, which is largely due to our largest reseller exiting the business. The PCS Group affiliates added approximately 86,000 customers in the 2002 second quarter, bringing the total number of customers added in the quarter by the PCS Group and its affiliates to 347,000. The total number of customers served on the PCS network, including affiliates, at the end of the quarter is more than 17 million.

Although the 2.9% customer churn rate in the 2002 second quarter is an increase over the same 2001 period, there was a decline from 3.0% in the 2002 first quarter. The increase, year-over-year, resulted from company initiated churn in the sub-prime customer segment.

Revenues from sales of handsets and accessories were approximately 10% of net operating revenues in the 2002 second quarter and year-to-date periods. These revenues as a percentage of net operating revenues were also approximately 10% in the 2001 second quarter and year-to-date periods. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

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

The PCS Group assesses access charges to long distance carriers for the termination of landline originated calls. Though regulations generally entitle a carrier that terminates a call on behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers have disputed the PCS Group's assessment of these charges as well as the corresponding rate at which the charges were determined. On July 3, 2002, the FCC released a ruling affirming that nothing prohibited wireless carriers from imposing access charges for the use of their networks; however, the FCC also stated that interexchange carriers could not be unilaterally required to pay these charges without a contractual obligation to do so. The FCC referred the dispute back to the Federal District Court for the Western District of Missouri for a determination whether the PCS Group has stated a claim under Missouri state law. AT&T has filed a Notice of Appeal at the DC Circuit Court of Appeals challenging the ruling. In light of this ruling, the PCS Group recorded an additional provision in the 2002 second quarter of $61 million related to amounts previously billed.

Operating Expenses


                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Acquisition costs per gross customer
   addition (CPGA)(1)                         $       350       $      300        $       325      $        310
                                              --- ------------- -- -------------- -- ------------- --- -------------
Monthly cash costs per user (CCPU)(1)         $        32       $       35        $        32      $         35
                                              --- ------------- -- -------------- -- ------------- --- -------------



(1) Beginning in 2002, PCS changed its method of calculating both CPGA and CCPU. Customer service provided in Sprint retail stores and handset subsidies for existing customers, both previously part of the calculation of CPGA, are now included in the calculation of CCPU. Activation customer care cost has been removed from the calculation of CCPU and is now included in the calculation of CPGA. Prior period metrics have been restated to be in conformity with current year presentation.


CPGA is a measure of the costs of acquiring a new subscriber, consisting of equipment subsidies and marketing costs, divided by handset activations for new PCS customers. CPGA increased approximately 17% in the 2002 second quarter and 5% in the 2002 year-to-date period from the same 2001 periods. The CPGA increase is primarily attributable to additional equipment subsidies and rebates, as well as marketing costs being spread across lower gross customer additions in the 2002 second quarter.

CCPU is a measure of the cash costs to operate the business on a per user basis, consisting of costs of service revenues, service delivery and other general and administrative costs, divided by average subscribers. CCPU decreased 9% in the 2002 second quarter and year-to-date periods from the same 2001 periods. Improvements realized in the second quarter of 2002 were driven by lower customer solutions, network and information technology costs per user partially offset by higher retention costs per user. The gains are largely driven by scale efficiencies and cost containment efforts in customer solutions.

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer care costs and other network-related costs. These costs increased 24% in the 2002 second quarter and year-to-date periods from the same 2001 periods reflecting an increase in handset subsidies, network support of a larger customer base and expanded market coverage. These increases are somewhat offset by scale benefits resulting from the increased customer base and decreases in customer solutions expense. Handset and equipment costs were 37% of total costs of services and products in the 2002 second quarter and 38% in the 2002 year-to-date period compared to 32% and 33% for the same periods a year ago. Costs of services and products were 47.5% of net operating revenues in the 2002 second quarter and 48.4% in the 2002 year-to-date period compared to 50.7% and 53.2% for the same periods a year ago.

SG&A expense mainly includes marketing costs to promote products and services as well as related salary and benefit costs. SG&A expense increased 28% in the 2002 second quarter and 25% in the 2002 year-to-date period from the same 2001 periods reflecting an expanded workforce to support subscriber growth, increased marketing costs and increased bad debt expense. SG&A expense was 27.1% of net operating revenues in the 2002 second quarter and 27.3% in the 2002 year-to-date period compared to 27.9% and 29.6% for the same periods a year ago.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 5.2% in the 2002 second quarter and 4.8% in the 2002 year-to-date period compared to 3.3% and 3.2% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 14.6% at the end of the 2002 second quarter and 13.0% at year-end 2001. Bad debt expense, as well as the reserve, increased in the second quarter due to aging deterioration in some customer segments. Additionally, both the establishment of a reserve for late fee billings and a $61 million reduction in gross accounts receivable for the access revenue provision effected the reserve as a percentage of outstanding accounts receivable.

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

Depreciation expense increased 24% in the 2002 second quarter and 27% in the 2002 year-to-date period from the same 2001 periods mainly reflecting depreciation of the network assets placed in service during 2001 and the first half of 2002.

Amortization expense decreased to $2 million in the 2002 second quarter and $3 million in the 2002 year-to-date period from $110 million and $244 million in the same periods a year ago. Amortization of goodwill and indefinite life intangibles ceased upon adoption of SFAS No. 142 at January 1, 2002. Periodic impairment testing of indefinite life intangibles is now required. This implementation is discussed in Note 5 of the Condensed Notes to Consolidated Financial Statements. Intangibles becoming fully amortized in the second quarter of 2001 accounts for $54 million of the quarter-over-quarter decline and $133 million of the year-to-date decline, while SFAS No. 142 implementation accounts for the remaining $54 million quarter-over-quarter decline and $108 million of the year-to-date decline.

Depreciation and amortization expense was 18.1% of net operating revenues in the 2002 second quarter and 18.3% in the 2002 year-to-date period compared to 23.9% and 25.1% for the same periods a year ago.

Restructuring Charge

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

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 7.1% in the 2002 second quarter and 6.9% in the 2002 year-to-date period compared to 6.9% in both 2001 periods. The increase in interest rate is primarily due to additional borrowings with higher interest rates. Interest costs on short-term borrowings, including short-term borrowings classified as long-term debt, and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See "Liquidity and Capital Resources" for more information on Sprint's financing activities.

Other Income (Expense), net


Other income (expense), net consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $        13       $        8        $        21      $         17
Equity in net losses of affiliates                    (82)             (28)              (102)              (73)
Net losses from investments                          (243)              (2)              (253)               (2)
Gains on sales of assets                               50                -                 50                10
Royalties                                               3                -                  6                 -
Other, net                                            (26)              (7)               (41)               (7)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $      (285)      $      (29)       $      (319)     $        (55)
                                              --- ------------- -- -------------- -- ------------- --- -------------


In the 2002 second quarter and year-to-date periods, equity in net losses of affiliates was driven by the PCS Group's investments in Pegaso and Virgin Mobile and the FON Group's investment in Call-Net. In May 2002, Sprint signed a definitive agreement to sell its investment in Pegaso. The Mexican anti-trust authorities recently approved Telefonica's purchase of Sprint's interest in Pegaso. Final telecommunications agency regulatory approvals are expected in August 2002. Sprint expects to receive proceeds of approximately $65 million for its Pegaso shares, its investment in subordinated convertible notes, and the Company's Services Contract settlement. Sprint expects the transaction to close in the third quarter of 2002 generating a one-time gain. Sprint's net book investment in Pegaso was zero at the end of the 2002 second quarter. In the 2001 second quarter and year-to-date periods, equity in net losses of affiliates was driven by the PCS Group's investment in Pegaso and the FON Group's investment in Intelig.

Net losses from investments in the 2002 second quarter and year-to-date periods mainly include the write-down of EarthLink preferred shares to current market value and equity investments in Intelig.

In the 2002 second quarter, gains on sales of assets were driven by the sale of certain customer contracts and stock received during a company's demutualization. In the 2001 year-to-date period, gains on sales of assets mainly include the sale of PCS customers to a PCS third party affiliate.

Beginning in January 2002, Call-Net began making a royalty payment of 2.5% of revenues to Sprint. Currently, this is approximately $3 million per quarter.

Income Taxes

See Note 3 of Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------


Total consolidated assets were as follows:

                                                               June 30,       December 31,
                                                                 2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     23,198     $     24,164
                     PCS Group                                   22,776           22,190
                     Intergroup eliminations                       (415)            (561)
                     ------------------------------------------------------------------------

                     Consolidated assets                   $     45,559     $     45,793
                                                           ----------------------------------


Sprint's consolidated assets decreased $234 million in the 2002 year-to-date period. Cash and equivalents increased $335 million. Net property, plant, and equipment increased $189 million reflecting capital expenditures to continue PCS network expansion and fill-in, and the deployment of 3G technology, as well as expenditures by the FON Group for network enhancements and data product offerings. These expenditures were offset by depreciation and network asset sales. Other assets decreased approximately $633 million due to the receipt of a $400 million tax refund generated by the economic stimulus bill passed in the 2002 first quarter and the write-down of our investment in EarthLink. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

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

Operating Activities

                                                                       Year-to-Date
                                                                         June 30,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     1,631      $     1,796
                     PCS Group                                   1,151             (154)
                     ------------------------------------------------------------------------

                     Cash flows provided by operating
                        activities                         $     2,782      $     1,642
                                                           ----------------------------------


Cash flow from operations increased $1.1 billion in the 2002 year-to-date period from the same 2001 period. This increase was driven mainly by improved operating results and the receipt of a $400 million tax refund generated by the economic stimulus bill passed in the 2002 first quarter. Sprint's improved operating results were driven mainly by the PCS Group's EBITDA (operating income (loss) plus depreciation, amortization and one-time items) improvement of $660 million. The FON Group also contributed to the improvement with $50 million in EBITDA growth, as cost controls and reductions have mitigated the revenue erosion seen in the global markets division.

Investing Activities


                                                                       Year-to-Date
                                                                         June 30,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $    (1,048)     $    (2,586)
                     PCS Group                                  (1,390)          (1,686)
                     ------------------------------------------------------------------------

                     Cash flows used by investing
                        activities$                             (2,438)     $    (4,272)
                                                           ----------------------------------


The FON Group's capital expenditures totaled $1.1 billion in the 2002 year-to-date period and $2.6 billion in the same 2001 period. Global markets division capital expenditures were incurred mainly to enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus, which is nearing completion. The decline in FON Group capital expenditures in 2002 was driven mainly by the termination of Sprint ION and reduced spending for data-related services. PCS Group capital expenditures were $1.4 billion in the 2002 year-to-date period and $1.7 billion in the same 2001 period. Capital expenditures in both years were mainly for the continued PCS network expansion and fill-in, and the deployment of 3G technology which is expected to be operational beginning later in the summer of 2002.

"Investments in affiliates, net" consist of either cash contributions to or distributions from Sprint's investments. The FON Group's investments in affiliates consist of cash contributions to Call-Net and Intelig in the 2002 year-to-date period and cash contributions to Intelig in the 2001 year-to-date period. The PCS Group's investments in affiliates mainly reflect a refund from BidCo in the 2002 year-to-date period and cash contributions to Pegaso in the 2001 year-to-date period. The refund from BidCo resulted from a FCC decision to return 85% of the deposits from the Nextwave Spectrum auction due to significant delays in awarding the licenses arising from various legal and regulatory issues. See Note 2 of the Condensed Notes to Consolidated Financial Statements for more information on Sprint's investments.

Proceeds from sales of assets in the 2002 year-to-date period mainly include proceeds from sales of certain customer contracts, investment securities, and other administrative assets. The 2001 year-to-date period mainly includes proceeds from sales of PCS customers to an affiliate and certain network and administrative assets.

Financing Activities

                                                                       Year-to-Date
                                                                         June 30,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $      (671)     $       708
                     PCS Group                                     662            1,859
                     ------------------------------------------------------------------------

                     Cash flows provided (used) by
                        financing activities               $        (9)     $     2,567
                                                           ----------------------------------


Financing activities include net borrowings of $203 million in the 2002 year-to-date period and $2.8 billion in the same 2001 period. The reduced borrowing needs in the 2002 year-to-date period were due to the Company's continuing operating cash flow improvement and reduced capital expenditures.

Sprint paid cash dividends of $226 million in the 2002 and 2001 year-to-date periods.

Capital Requirements

Sprint's 2002 investing activities, mainly consisting of capital expenditures and investments in affiliates, are expected to total $5.9 billion. This excludes any funding for Nextwave spectrum, as there have been significant delays in awarding the licenses arising from various legal and regulatory issues. This potential funding would be approximately $300 million. FON Group capital expenditures are expected to be $2.5 billion. PCS Group capital expenditures are expected to be $3.3 billion. Sprint continues to review capital expenditures and will adjust capital investment in concert with growth. Cash investments in affiliates are expected to be approximately $100 million. Dividend payments are expected to approximate $459 million in 2002. Sprint expects these capital requirements and dividend payments to be funded by cash generated from operations and other investment activities.

Liquidity

In March 2002, Sprint issued $5 billion of debt securities through a private placement. These borrowings have a weighted average interest rate of 8.4% and have maturities ranging from 2005 to 2032. The proceeds were allocated 5% to the FON Group and 95% to the PCS Group and were used to repay debt and for general corporate purposes. As a condition to the sale of the securities, Sprint agreed to conduct an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the SEC. This exchange offer was completed in June 2002.

In March 2002, Sprint entered into a nine-month $700 million term loan facility secured by assets related to Sprint's directory publishing business. To date, we have not drawn against the facility.

In June 2002, Sprint closed a new PCS Group accounts receivable asset securitization facility. This facility provides Sprint with up to $500 million of additional liquidity. Although this is a three-year facility, it does include an annual renewal provision. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Currently, slightly more than $400 million would be available. To date, we have not drawn against the facility.

Sprint has an existing $2 billion, five-year agreement scheduled to expire in August 2003. Its $3 billion, 364-day facility expired in early August. Sprint has obtained commitments for a new $1.5 billion revolving bank facility. The new facility is unsecured, with no springing liens and is structured as a 364-day credit line with a subsequent one-year term-out option. The new facility is expected to close in August and will replace the existing $2 billion facility that would have expired in August 2003.

Sprint has reduced its outstanding commercial paper from peak levels of nearly $4 billion earlier this year to zero today. In addition, Sprint expects continued improvements in operating cash flows and has multiple sources of liquidity. As a result, the Company believes the new facility provides ample capacity.

Certain other notes payable relate to a separate revolving credit facility of $200 million which expires in December 2002. In July 2002, the commitment under this facility was reduced to $150 million.

Debt maturities for the remainder of 2002 total approximately $430 million. The above sources of liquidity, in addition to Sprint's $648 million cash balance at June 30, 2002, are expected to more than fund this requirement, with no dependence on the commercial paper markets. In addition, the possible sale of the directory publishing business could further augment Sprint's financial flexibility. A decision regarding the sale of this asset is expected around the end of August 2002.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $2.7 billion at the end of June 2002 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Fitch Ratings (Fitch) currently rates Sprint's long-term senior unsecured debt at BBB with a stable outlook. Fitch rates Sprint's short-term debt at F2.

Standard & Poor's Corporate Ratings (Standard & Poor's) currently rates Sprint's long-term senior unsecured debt at BBB- with a stable outlook. Standard & Poor's rates Sprint's short-term debt at A3.

Moody's Investors Service (Moody's) currently rates Sprint's long-term senior unsecured debt at Baa3 with a negative outlook. Moody's rates Sprint's short-term debt at P3.

The undrawn loan facilities described above have interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on our credit ratings. A ratings downgrade to below Baa3 by Moody's or below BBB- by Standard and Poor's may result in the acceleration of the $695 million currently outstanding under the global markets division's accounts receivable financing facility. Sprint is currently working with the lenders to remove the ratings trigger from this facility and expects the process to be completed in August 2002.

Sprint's ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the commercial paper, bank, term-debt and equity markets. There is significant volatility in the markets at this time caused by the economic downturn, recent business failures and reduced confidence in the financial accounting process. Sprint continues to monitor the markets closely and to take steps to maintain as much financial flexibility as possible, while maintaining a reasonable capital structure cost. Sprint currently does not plan to access the commercial paper market as a result of the downgrade of its short-term debt rating to A3/P3.

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

Interest Rate Risk Management

Fair Value Hedges

Sprint enters into interest rate swap agreements to minimize exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of June 30, 2002, Sprint had no outstanding fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of June 30, 2002, Sprint had no outstanding interest rate cash flow hedges.

Other Derivatives

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2002, Sprint entered into forward sale contracts with net purchased equity option derivatives to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at June 30, 2002 or results of operations or cash flows for the quarter ended June 30, 2002. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 91% of Sprint's debt at June 30, 2002 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 1% change in interest rates would have a $17 million pre-tax impact on the statements of operations and cash flows at June 30, 2002. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's long-term debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency receivables was $1 million at June 30, 2002. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 2002.

Item 2.  Changes in Securities

         Articles Amendment

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

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 2002.

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

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.24 in the 2002 second quarter and 1.36 in the 2002 year-to-date period. Sprint's ratio of earnings to fixed charges was 1.19 in the 2001 second quarter and 1.03 in the 2001 year-to-date period. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income or loss from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3)    Articles of Incorporation and Bylaws:

                  (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

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

           (10)    Material Contracts -- Executive Compensation Plans and
                   Arrangements:

                  (a) Letter Agreement dated May 17, 2002 between Sprint Corporation and Arthur B. Krause.

           (12)    Computation of Ratios of Earnings to Fixed Charges

           (99)    Additional Exhibits

                  (a) Certification by Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Certification by Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of Sprint.

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


Dated:  August 6, 2002