Form 10-Q
period 2002-09-30
SPRINT CORP
filed 2002-11-14
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002
                               -------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              --------------------------   ---------------------

Commission file number                1-04721
                       ---------------------------------------------------------

                               SPRINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        KANSAS                                          48-0457967
---------------------------------         --------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


P.O. Box 11315, Kansas City, Missouri                     64112
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (913) 624-3000
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


Yes    X          No
   -----------      -------

                             COMMON SHARES OUTSTANDING AT OCTOBER 31, 2002:
                               FON COMMON STOCK                      894,558,003
                               PCS COMMON STOCK:
                                  Series 1                           683,923,978
                                  Series 2                           280,720,490
                                  Series 3                            34,441,023
                               CLASS A COMMON STOCK                   43,118,018


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             5
                      Consolidated Balance Sheets                                                        9
                      Consolidated Statements of Cash Flows                                              13
                      Consolidated Statement of Shareholders' Equity                                     15
                      Condensed Notes to Consolidated Financial Statements                               17

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            32

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         51

             Item 4.  Controls and Procedures                                                            52

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  53

             Item 2.  Changes in Securities                                                              53

             Item 3.  Defaults Upon Senior Securities                                                    53

             Item 4.  Submission of Matters to a Vote of Security Holders                                53

             Item 5.  Other Information                                                                  53

             Item 6.  Exhibits and Reports on Form 8-K                                                   54

Signature                                                                                                56

Certifications                                                                                           57

Exhibits

             (10)(a)  Material Contracts

             (12)     Computation of Ratios of Earnings to Fixed Charges



                                                                                                                             Part I.
                                                                                                                             Item 1.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended September 30,                                                             2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,787     $       6,574
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        2,984             3,382
   Selling, general and administrative                                                   1,900             1,785
   Depreciation                                                                          1,257             1,094
   Amortization                                                                              1                65
   Restructuring and asset impairments                                                     121                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              6,263             6,326
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    524               248

Interest expense                                                                          (345)             (290)
Intergroup interest charge                                                                   -                 -
Other income (expense), net                                                                 74              (100)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                     253              (142)
Income tax (expense) benefit                                                               224               (30)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                   477              (172)
Discontinued operation, net                                                                 42                38
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                          519              (134)

Preferred stock dividends (paid) received                                                   (1)               (1)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $        518     $        (135)
                                                                                  -- ------------- --- -------------


Diluted Earnings (Loss) per Common Share
    Continuing operations
    Discontinued operation
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total

Diluted weighted average common shares


Basic Earnings (Loss) per Common Share
    Continuing operations
    Discontinued operation
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total

Basic weighted average common shares


DIVIDENDS PER COMMON SHARE




                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (175)     $       (180)        $       3,805     $      4,103         $      3,157     $       2,651
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (175)             (180)                1,681            2,046                1,478             1,516
            (8)               (4)                  953            1,056                  955               733
             -                 -                   670              636                  587               458
             -                 -                     -                5                    1                60
             -                 -                   126                -                   (5)                -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

         (183)              (184)                3,430            3,743                3,016             2,767
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             8                 4                   375              360                  141              (116)

             -                 4                   (75)             (90)                (270)             (204)
             -                 -                    82               77                  (82)              (77)
            (8)               (8)                   17              (57)                  65               (35)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                   399              290                 (146)             (432)
             -                 -                    85             (174)                 139               144
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   484              116                   (7)             (288)
             -                 -                    42               38                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   526              154                   (7)             (288)

             -                 -                     2                2                   (3)               (3)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $         528     $        156         $        (10)    $        (291)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



                                         $        0.54     $       0.13         $      (0.01)    $       (0.29)
                                                  0.05             0.05                     -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        0.59     $       0.18         $      (0.01)    $       (0.29)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                894.6            889.6              1,018.6             993.0
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.54     $       0.13         $      (0.01)    $       (0.29)
                                                  0.05             0.05                     -               -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        0.59     $       0.18         $      (0.01)    $       (0.29)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                892.9            887.2              1,018.6             993.0
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.125      $       0.125          $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Year-to-Date September 30,                                                               2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $     20,102     $      18,999
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        9,210             9,478
   Selling, general and administrative                                                   5,407             5,273
   Depreciation                                                                          3,625             3,118
   Amortization                                                                              4               321
   Restructuring and asset impairments                                                     144                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                             18,390            18,190
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                  1,712               809

Interest expense                                                                        (1,044)             (906)
Intergroup interest charge                                                                   -                 -
Other expense, net                                                                        (234)             (146)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                     434              (243)
Income tax (expense) benefit                                                                37               (37)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                   471              (280)
Discontinued operation, net                                                                120               112
Extraordinary items, net                                                                     -                (1)
Cumulative effect of change in
   accounting principles, net                                                                -                 2
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                          591              (167)

Preferred stock dividends (paid) received                                                   (5)               (5)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $        586     $        (172)
                                                                                  -- ------------- --- -------------


Diluted Earnings (Loss) per Common Share
   Continuing operations
   Discontinued operation
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total

Diluted weighted average common shares


Basic Earnings (Loss) per Common Share
   Continuing operations
   Discontinued operation
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total

Basic weighted average common shares


DIVIDENDS PER COMMON SHARE





                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (444)     $       (463)        $      11,523     $     12,496         $      9,023     $       6,966
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (444)             (463)                5,338            6,130                4,316             3,811
           (24)               (8)                2,875            3,272                2,556             2,009
             -                 -                 1,971            1,821                1,654             1,297
             -                 -                     -               17                    4               304
             -                 -                   126                -                   18                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (468)             (471)               10,310           11,240                8,548             7,421
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            24                 8                 1,213            1,256                  475              (455)

             -                15                  (232)            (269)                (812)             (652)
             -                 -                   255              214                 (255)             (214)
           (24)              (23)                 (181)             (53)                 (29)              (70)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                 1,055            1,148                 (621)           (1,391)
             -                 -                  (261)            (500)                 298               463
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   794              648                 (323)             (928)
             -                 -                   120              112                    -                 -
             -                 -                     -               (1)                   -                 -

             -                 -                     -                -                    -                 2
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   914              759                 (323)             (926)

             -                 -                     5                5                  (10)              (10)
----  ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $         919     $        764         $       (333)    $        (936)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



                                         $        0.89     $       0.73         $     (0.33)     $       (0.95)
                                                  0.14             0.13                    -                  -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        1.03     $       0.86         $     (0.33)     $       (0.95)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 893.2            888.3             1,014.2               983.7
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.90     $       0.73         $     (0.33)     $       (0.95)
                                                  0.13             0.13                    -                  -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        1.03     $       0.86         $     (0.33)     $       (0.95)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                891.2            886.3             1,014.2              983.7
                                         --- ------------- -- -------------     -- ------------- --- -------------

                                         $        0.375    $       0.375          $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                 Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Quarters Ended September 30,                                                             2002              2001
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $       519      $       (134)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Loss

   Unrealized holding losses on securities                                                (18)              (22)
   Income tax benefit                                                                       7                 8
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding losses on securities
   during the period                                                                      (11)              (14)

Reclassifications adjustment for gains on securities included
   in net income (loss)                                                                    (1)              (15)

Foreign currency translation adjustments                                                    -                (5)

Reclassifications adjustment for foreign currency translation
   gains (losses) included in net income (loss)                                            (7)               31

   Unrealized gains (losses) on qualifying cash flow hedges                                 6                (2)
   Income tax expense                                                                      (2)                -
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on qualifying
   cash flow hedges during the period                                                       4                (2)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total other comprehensive loss                                                            (15)               (5)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $       504      $       (139)
                                                                                  -- ------------- --- -------------

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        526      $       154          $        (7)     $       (288)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 4                  (18)             (26)                   -                 -
             -                (2)                   7               10                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 2                  (11)             (16)                   -                 -


             -                 -                   (1)             (15)                   -                 -

             -                 -                    -               (5)                   -                 -


             -                 -                    -               31                   (7)                -

             -                 -                    6               (2)                   -                 -
             -                 -                   (2)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    4               (2)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 2                   (8)              (7)                  (7)                -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          2         $        518      $       147          $       (14)     $       (288)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                 Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                   Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Year-to-Date September 30,                                                               2002              2001
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $       591      $       (167)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Loss

   Unrealized holding gains (losses) on securities                                        (48)                6
   Income tax benefit (expense)                                                            19                (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on securities
   during the period                                                                      (29)                4

Reclassifications adjustment for gains on securities included
   in net income (loss)                                                                    (2)              (15)

Foreign currency translation adjustments                                                    3               (17)

Reclassifications adjustment for foreign currency translation
   gains (losses) included in net income (loss)                                            (7)               31

   Unrealized gains (losses) on qualifying cash flow hedges                                34                (8)
   Income tax expense                                                                      (8)                -
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on qualifying
   cash flow hedges                                                                        26                (8)

Cumulative effect of change in accounting principles                                        -                (9)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total other comprehensive loss                                                             (9)              (14)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $       582      $       (181)
                                                                                  -- ------------- --- -------------

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        914      $       759          $      (323)     $       (926)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 8                  (48)              (2)                   -                 -
             -                (3)                  19                1                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 5                  (29)              (1)                   -                 -


             -                 -                   (2)             (15)                   -                 -

             -                 -                   (2)             (16)                   5                (1)


             -                 -                    -               31                   (7)                -

             -                 -                   34               (8)                   -                 -
             -                 -                   (8)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   26               (8)                   -                 -

             -                 -                    -               (9)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 5                   (7)             (18)                  (2)               (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          5         $        907      $       741          $      (325)     $       (927)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
                                                                                           (millions) Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,     December 31,
                                                                                            2002             2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)

Assets
     Current assets
       Cash and equivalents                                                            $          738    $          313
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $426 and $397                                                                         3,248             3,547
       Inventories                                                                                717               690
       Deferred tax asset                                                                         795                36
       Prepaid expenses                                                                           400               280
       Intergroup receivable                                                                        -                 -
       Current tax benefit receivable from the FON Group                                            -                 -
       Other                                                                                      291               328
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,189             5,194

     Assets of discontinued operation                                                             332               377

     Property, plant and equipment
       FON Group                                                                               35,002            34,072
       PCS Group                                                                               16,644            14,634
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     51,646            48,706
       Accumulated depreciation                                                               (22,744)          (19,746)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       28,902            28,960

     Investments in and advances to affiliates                                                    238               288

     Intangibles
        Goodwill                                                                                4,401             4,733
        Spectrum licenses                                                                       4,619             4,995
        Other intangibles                                                                         761               838
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       9,781            10,566
        Accumulated amortization                                                                 (739)           (1,506)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         9,042             9,060

     Other assets                                                                               1,300             1,914
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       46,003    $       45,793
                                                                                      -----------------------------------

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

    Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
     September 30,     December 31,         September 30,    December 31,         September 30,     December 31,
         2002              2001                 2002             2001                 2002              2001
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited) (Unaudited) (Unaudited)



   $         -       $         -          $       101      $       134          $        637      $        179

             -                 -                1,821            2,156                 1,427             1,391
             -                 -                  198              248                   519               442
             -                 -                   31               36                   764                 -
             -                 -                  227              145                   173               135
          (285)             (234)                 285              234                     -                 -
           (16)                -                    -                -                    16                 -
             -                 -                  149              164                   142               164
----------------------------------------    -------------------------------    -----------------------------------
          (301)             (234)               2,812            3,117                 3,678             2,311

             -                 -                  332              377                     -                 -


             -                 -               35,002           34,072                     -                 -
             -                 -                    -                -                16,644            14,634
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               35,002           34,072                16,644            14,634
           (50)              (47)             (18,020)         (16,581)               (4,674)           (3,118)
-------------------------------------   -----------------------------------    -----------------------------------
           (50)              (47)              16,982           17,491                11,970            11,516

          (280)             (280)                 416              417                   102               151


             -                 -                   27               27                 4,374             4,706
             -                 -                1,520            1,566                 3,099             3,429
             -                 -                   23               46                   738               792
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,570            1,639                 8,211             8,927
             -                 -                   (2)             (74)                 (737)           (1,432)
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,568            1,565                 7,474             7,495

             -                 -                  953            1,197                   347               717
-------------------------------------   -----------------------------------    -----------------------------------


   $      (631)      $      (561)         $    23,063      $    24,164          $     23,571      $     22,190
-------------------------------------   -----------------------------------    -----------------------------------


CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,     December 31,
                                                                                            2002              2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $       1,226    $       4,401
       Accounts payable                                                                         2,316            2,895
       Accrued interconnection costs                                                              733              588
       Accrued taxes                                                                              454              456
       Advance billings                                                                           532              479
       Accrued restructuring costs                                                                175              389
       Payroll and employee benefits                                                              456              565
       Accrued interest                                                                           396              309
       Intergroup payable                                                                           -                -
       Other                                                                                      965            1,049
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,253           11,131

     Liabilities of discontinued operation                                                        229              290

     Noncurrent liabilities
        Long-term debt and capital lease obligations                                           19,433           16,501
        Equity unit notes                                                                       1,725            1,725
       Deferred income taxes                                                                    2,418            1,586
       Postretirement and other benefit obligations                                               920              940
       Other                                                                                      722              748
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            25,218           21,500

     Redeemable preferred stock                                                                   256              256

     Shareholders' equity
       Common stock
         Class A FT, par value $.50 per share, 100.0 shares authorized, 43.1 shares
            issued and outstanding                                                                 22               22
         FON, par value $2.00 per share, 4,200.0 shares authorized, 893.5 and 888.8
            shares issued and outstanding                                                       1,787            1,778
         PCS, par value $1.00 per share, 4,600.0 shares authorized, 998.5 and 986.7
            shares issued and outstanding                                                         998              987
       Capital in excess of par or stated value                                                 9,912           10,076
       Retained earnings (deficit)                                                                323             (261)
       Accumulated other comprehensive income                                                       5               14
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,047           12,616
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      46,003    $      45,793
                                                                                      -----------------------------------

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



  Eliminations/Reclassifications                Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
     September 30,      December 31,       September 30,       December 31,       September 30,      December 31,
         2002              2001                2002                2001               2002              2001
------------------------------------    -----------------------------------   -----------------------------------
              (Unaudited)                           (Unaudited)                             (Unaudited)


   $         -      $         -          $     1,166       $     2,056          $        60      $      2,345
             -                -                  706             1,427                1,610             1,468
             -                -                  720               569                   13                19
           (16)               -                  252               227                  218               229
             -                -                  239               247                  293               232
             -                -                  170               389                    5                 -
             -                -                  365               445                   91               120
             -                -                   13                47                  383               262
          (285)            (234)                   -                 -                  285               234
           (50)             (47)                 540               586                  475               510
------------------------------------    -----------------------------------   -----------------------------------
          (351)            (281)               4,171             5,993                3,433             5,419

             -                -                  229               290                    -                 -


             -                -                3,169             3,258               16,264            13,243
             -                -                    -                 -                1,725             1,725
             -                -                1,949             1,585                  469                 1
             -                -                  920               940                    -                 -
             -                -                  319               384                  403               364
------------------------------------    -----------------------------------   -----------------------------------
             -                -                6,357             6,167               18,861            15,333

          (280)            (280)                  10                10                  526               526




            22               22                    -                 -                    -                 -

         1,787            1,778                    -                 -                    -                 -

           998              987                    -                 -                    -                 -
         9,912           10,076                    -                 -                    -                 -
           323             (261)                   -                 -                    -                 -
             5               14                    -                 -                    -                 -
       (13,047)         (12,616)              12,296            11,704                  751               912
------------------------------------    -----------------------------------   -----------------------------------

             -                -                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $      (631)     $      (561)         $    23,063       $    24,164          $    23,571      $     22,190
------------------------------------    -----------------------------------   -----------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                   Sprint Corporation
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date September 30,                                                                 2002             2001
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities
Net income (loss)                                                                     $        591     $       (167)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Discontinued operation, net                                                              (120)            (112)
     Equity in net losses of affiliates                                                        105              144
     Depreciation and amortization                                                           3,629            3,439
     Deferred income taxes                                                                     526              160
     Losses on write-down of assets                                                            396              159
     Changes in assets and liabilities:
         Accounts receivable, net                                                              325             (170)
         Inventories and other current assets                                                 (159)             228
         Accounts payable and other current liabilities                                       (665)            (354)
         Current tax benefit receivable from the FON Group                                       -                -
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                                (57)            (122)
     Other, net                                                                               (145)             (82)
---------------------------------------------------------------------- ------------- --- ------------- -- -------------
Net cash provided by operating activities of continuing operations                           4,426            3,123
Net cash provided by operating activities of discontinued operation                            106              114
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities                                                    4,532            3,237
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (3,628)          (6,760)
Investments in affiliates, net                                                                 (14)             (61)
Proceeds from sales of assets                                                                   97              286
Other, net                                                                                       -               33
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                              (3,545)          (6,502)
Net cash used by investing activities of discontinued operation                                 (2)               -
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                       (3,547)          (6,502)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from debt                                                                           6,023            4,877
Payments on debt                                                                            (6,286)          (3,620)
Proceeds from equity unit notes                                                                  -            1,725
Proceeds from common stock issued                                                                2              605
Dividends paid                                                                                (341)            (340)
Other, net                                                                                      42               20
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Net cash provided (used) by financing activities                                              (560)           3,267
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    425                2
Cash and Equivalents at Beginning of Period                                                    313              203
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $        738     $        205
                                                                                     --- ------------- -- -------------


                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2002              2001                 2002             2001                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


   $         -       $         -          $       914      $       759          $      (323)      $      (926)


             -                 -                 (120)            (112)                   -                 -
             -                 -                   12               64                   93                80
             -                 -                1,971            1,838                1,658             1,601
             -                 -                  376              389                  150              (229)
                               -                  395              159                    1                 -

             -                 -                  335              295                  (10)             (465)
                              (2)                 (66)              26                  (93)              204
           (16)               28                 (891)            (509)                 242               127
            16               (26)                   -                -                  (16)               26
             -                 -                  (28)              69                   28               (69)
             -                 2                  (37)            (169)                 (20)               45
             -                (2)                (122)            (115)                 (23)               35
 ----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                2,739            2,694                1,687               429
             -                 -                  106              114                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                2,845            2,808                1,687               429
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -               (1,550)          (3,899)              (2,078)           (2,861)
             -                 -                  (26)             (32)                  12               (29)
             -                 -                   66              249                   31                37
             -                 -                    -               33                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
               -                 -             (1,510)          (3,649)              (2,035)           (2,853)
             -                 -                   (2)               -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -               (1,512)          (3,649)              (2,035)           (2,853)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                1,287            1,554                4,736             3,323
             -                 -               (2,270)            (292)              (4,016)           (3,328)
             -                 -                    -                -                    -             1,725
             -                 -                    1               22                    1               583
             -                 -                 (330)            (329)                 (11)              (11)
             -                 -                  (54)            (136)                  96               156
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -               (1,366)             819                  806             2,448
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (33)             (22)                 458                24
             -                 -                  134               86                  179               117
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $       101      $        64          $       637       $       141
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                 Sprint Corporation
(millions)
Year-to-Date September 30, 2002
----------------------------------------------------------------------------------------------------------------
                                                                                                   Capital in
                                                                     FON              PCS          Excess of
                                                  Class A FT        Common           Common      Par or Stated
                                                 Common Stock       Stock            Stock           Value
----------------------------------------------------------------------------------------------------------------

Beginning 2002 balance                        $         22    $      1,778    $      987       $     10,076
Net income (loss)                                        -               -             -                  -
FON common stock dividends                               -               -             -               (336)
PCS preferred stock dividends                            -               -             -                 (5)
FON Series 1 common stock issued                         -               9             -                 44
PCS Series 1 common stock issued                         -               -            12                 84
Intergroup stock compensation                            -               -             -                  -
Other, net                                               -               -            (1)                49
----------------------------------------------------------------------------------------------------------------

September 2002 balance                        $         22    $      1,787    $      998       $      9,912
                                              ------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------------------------------------
Beginning 2002 balance                                43.1           888.8          986.7
FON Series 1 common stock issued                        -              4.7             -
PCS Series 1 common stock issued                        -               -            11.8
------------------------------------------------------------------------------------------------

September 2002 balance                                43.1           893.5          998.5
                                              --------------------------------------------------


                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


------------------------------------------------------------------------------------

                  Accumulated
   Retained         Other                         Combined Attributed Net Assets
   Earnings     Comprehensive    Consolidated     ------------------------------
   (Deficit)         Income          Total       Sprint FON Group Sprint PCS Group
------------------------------------------------------------------------------------

$     (261)    $    14             $   12,616    $      11,704     $        912
       591           -                    591              914             (323)
         -           -                   (336)            (336)               -
         -           -                     (5)               6              (11)
         -           -                     53               53                -
         -           -                     96                -               96
         -           -                      -              (71)              71
        (7)         (9)                    32               26                6
------------------------------------------------------------------------------------

$      323      $    5              $  13,047    $      12,296     $        751
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

--------------------------------------------------------------------------------
1.  Basis of Consolidation and Presentation
--------------------------------------------------------------------------------

Tracking Stock

FON common stock and PCS common stock are intended to reflect the financial results and economic value of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, FON and PCS shareholders are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Shares of FON common stock and PCS common stock do not represent a direct legal interest in the assets and liabilities allocated to either group, but rather represent a direct equity interest in our assets and liabilities as a whole.

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

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis. Costs for shared services totaled approximately $131 million and $132 million in the 2002 and 2001 third quarters and $383 million and $402 million in the 2002 and 2001 year-to-date periods, respectively. The percentage of these costs allocated to the PCS Group were approximately 31% and 24% in the 2002 and 2001 third quarters and 29% and 21% in the 2002 and 2001 year-to-date periods, respectively, with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint's Board and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $82 million and $77 million in the 2002 and 2001 third quarters and $255 million and $214 million in the 2002 and 2001 year-to-date periods, respectively. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

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

2.  Investments
--------------------------------------------------------------------------------

Investments in Securities

In the 2002 second quarter, Sprint completed an analysis of the valuation of its cost method investment in EarthLink, Inc. preferred shares which resulted in a write-down of $241 million to market value. This charge is included in "Other expense, net" on Sprint's Consolidated Statements of Operations.

Investments in and Advances to Affiliates

At the end of September 2002, investments accounted for using the equity method consisted primarily of the PCS Group's investments in Virgin Mobile, U.S.A and SVC BidCo L.P. (BidCo).

In 2001, investments accounted for using the equity method included the FON Group's investments in Intelig Telecomunicacoes, Ltda., and other investments and the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) and BidCo.

In the third quarter of 2002, Sprint sold its investment in Pegaso to Telefonica Moviles. Sprint also reached an agreement with Pegaso and the other shareholders of Pegaso for payment in connection with the cancellation of the Company's Services Contract. Sprint's book investment in Pegaso was zero due to previous recognition of its share of losses. Sprint received $28 million from Telefonica Moviles in the third quarter, and in October 2002 received an additional final payment, net of foreign withholding tax, of $35 million for its share of Pegaso.

In the second quarter of 2002, Call-Net, a Canadian long-distance provider, finalized a comprehensive recapitalization proposal that altered Sprint's existing ownership in this investment which has been carried at zero value since the 2000 fourth quarter. Sprint invested approximately $16 million in new Call-Net shares as part of this proposal. Since this is an equity method investment, Sprint recognized previously unrecognized losses in the amount of this additional investment. Additionally, Sprint and Call-Net agreed to a new ten year branding and technology services agreement for which Sprint receives royalties.

In the second quarter of 2002, Sprint received $38 million from BidCo representing its share of the FCC's return of 85% of the deposit for licenses in the NextWave spectrum auction.

Also in the second quarter of 2002, a new agreement was entered into with the Virgin Group for funding of Virgin Mobile USA. Under the terms of the agreement, Sprint will fund up to $150 million, with the majority in the form of discounted network services and the remainder in cash, and the Virgin Group will fund up to $150 million in cash. Virgin Mobile USA launched services in June 2002.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                                          Quarters Ended                      Year-to-Date
                                                          September 30,                      September 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Results of operations
   Net operating revenues                      $        18      $       157       $       148       $       507
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Operating loss                              $       (31)     $       (72)      $      (142)      $      (358)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Net loss                                    $       (34)     $      (191)      $      (305)      $      (499)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Equity in net losses of affiliates             $        (3)     $       (55)      $      (105)      $      (128)
                                              --- ------------- -- -------------- -- ------------- --- -------------


--------------------------------------------------------------------------------
3. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-Date September 30, 2002                                   Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $        152      $        369       $      (217)
Effect of:
   State income taxes, net of federal income tax effect                  5                25               (20)
   Equity in losses of foreign joint ventures                          (56)                1               (57)
   Previous investment write downs                                    (130)             (130)                -
   Other, net                                                           (8)               (4)               (4)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $        (37)     $        261       $      (298)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                              NM               24.7%             48.0%
                                                              --- ------------- --- -------------- -- --------------


                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-Date September 30, 2001                                   Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $        (85)     $        402       $      (487)
Effect of:
   State income taxes, net of federal income tax effect                 14                46               (32)
   Equity in losses of foreign joint ventures                           28                 -                28
   Goodwill amortization                                                35                 6                29
   Write down of equity method investments                              55                55                 -
   Other, net                                                          (10)               (9)               (1)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $         37      $        500       $      (463)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                              NM               43.6%             33.3%
                                                              --- ------------- --- -------------- -- --------------


NM = Not meaningful

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley. Due to the anticipated gain on this sale, Sprint recognized $292 million of tax benefits in the quarter on previously recorded investment losses. The difference between the benefit recognized in the quarter and the year-to-date impact reflected in the above reconciliation consists primarily of the tax benefits on equity losses and the write down of EarthLink, Inc. stock that occurred in the 2002 first and second quarters.

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

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings upon adoption or during the life of the swap. Sprint held both cash flow hedges and fair value hedges in interest rate swaps for some of the periods presented. As of June 30, 2002, Sprint no longer held any interest rate swaps.

Sprint recorded a $12 million pre-tax increase to other comprehensive income in the 2002 year-to-date period resulting from gains on cash flow hedges. The change in other comprehensive income is included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Sprint recorded a $2 million reduction in other comprehensive income in the 2001 third quarter and an $8 million decline in the 2001 year-to-date period as a result of losses on cash flow hedges.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative losses on stock warrants were immaterial in the 2002 third quarter. Sprint recorded net derivative losses in earnings of $3 million after tax for the 2002 year-to-date period due to changes in the fair value of the stock warrants.

Sprint's activity associated with stock warrants was immaterial in the 2001 third quarter and year-to-date periods.

Net Purchased Equity Options

The net purchased equity options are designated as cash flow hedges and changes in value are recognized in other comprehensive loss.

Sprint recorded a $4 million after tax increase to other comprehensive income in the 2002 third quarter and a $14 million after tax increase in the 2002 year-to-date period resulting from gains on these cash flow hedges. There were no net purchased equity options held during the 2001 third quarter or the 2001 year-to-date period. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Foreign Currency Forward Contracts

Foreign currency forward contracts held during the period were not designated as hedges and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in all periods presented.

Cumulative Effect Upon Adoption

Sprint adopted Financial Accounting Standards Board Statement (SFAS) No. 133 on January 1, 2001, which resulted in a cumulative reduction in net loss of $2 million after tax and a cumulative reduction in other comprehensive income of $9 million. The reduction in net loss was due to changes in the fair value of the stock warrants that are not designated as hedging instruments and is recorded as a "Cumulative effect of change in accounting principles, net" on the Consolidated Statements of Operations. The reduction in other comprehensive income results from a decrease in fair value of cash flow hedges resulting from interest rate fluctuations. The decrease is recorded in "Cumulative effect of change in accounting principles" on the Consolidated Statements of Comprehensive Income (Loss). The net derivative gains and losses are included in "Other income (expense), net" on the Consolidated Statements of Operations.

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


                                          Consolidated                  FON Group                    PCS Group
                                       --------- -- ----------    --------- -- ----------     ---------- -- ---------
Quarters ended September 30,             2002         2001          2002         2001          2002          2001
----------------------------------- -- --------- -- ---------- -- --------- -- ---------- --  ---------- -- ---------
                                                         (millions, except per share amounts)

Reported net income (loss)          $     519    $    (134)    $    526     $    154      $     (7)     $    (288)
Add back:
   Goodwill amortization                    -           30            -            -             -             30
   Spectrum license amortization            -           18            -            5             -             13
                                      -- --------- -- ---------- -- --------- -- ---------- --  ---------- -- -------

Adjusted net income (loss)          $     519    $     (86)    $    526     $    159      $     (7)     $    (245)
                                    -- --------- -- ---------- -- --------- -- ---------- --  ---------- -- ---------

Basic and diluted earnings  per
   share
Reported basic and diluted
   earnings (loss) per share                                   $   0.59     $   0.18      $   (0.01)     $   (0.29)
Add back:
   Goodwill amortization                                              -            -              -           0.03
   Spectrum license amortization                                      -            -              -           0.01
                                                               -- --------- -- ---------- --  ---------- -- --------
Adjusted basic and diluted
   earnings (loss) per share                                   $   0.59     $   0.18      $   (0.01)     $   (0.25)
                                                               -- --------- -- ---------- --  ---------- -- ---------





                                          Consolidated                 FON Group                 PCS Group
                                       --------- -- ----------    --------- -- ----------    ---------- -- ---------
Year-to-date September 30,               2002         2001          2002         2001         2002          2001
----------------------------------- -- --------- -- ---------- -- --------- -- ---------- -- ---------- -- ---------
                                                         (millions, except per share amounts)

Reported net income (loss)          $     591    $    (167)    $    914     $    759      $    (323)   $    (926)
Add back:
   Goodwill amortization                    -           92            -            -              -           92
   Spectrum license amortization            -           56            -           16              -           40
                                    -- --------- -- ---------- -- --------- -- ---------- -- --------- -- ---------

Adjusted net income (loss)          $     591    $     (19)    $    914     $    775      S    (323)   $    (794)
                                    -- --------- -- ---------- -- --------- -- ---------- -- --------- -- ---------

Basic and diluted earnings per
   share
Reported basic and diluted
   earnings (loss) per share                                   $   1.03     $   0.86      $   (0.33)   $   (0.95)
Add back:
   Goodwill amortization                                              -            -              -         0.09
   Spectrum license amortization                                      -         0.02              -         0.04
                                                               -- --------- -- ---------- -- --------- -- ---------
Adjusted basic and diluted
   earnings (loss) per share                                   $   1.03     $   0.88      $   (0.33)   $   (0.82)
                                                               -- --------- -- ---------- -- --------- -- ---------

--------------------------------------------------------------------------------
6.  Restructuring Activity
--------------------------------------------------------------------------------

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions' Web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that its global markets division will discontinue offering and supporting facilities-based Digital Subscriber Line (DSL) services to customers.

These decisions resulted in a $202 million pre-tax charge consisting of asset write-offs, severance costs associated with work force reductions, and termination of real estate leases and other contractual obligations. The charge for asset impairments was $142 million, severance costs totaled $22 million, and the remaining $38 million was accrued for other exit costs associated with the restructuring. Sprint expects to pay the severance and other exit costs by the third quarter of 2003.

The severance charge is associated with the involuntary employee separation of approximately 1,100 employees. As of September 30, 2002, approximately 850 of the employee separations had been completed.

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

The severance charge is associated with the expected involuntary employee separation of approximately 2,600 employees. As of September 30, 2002, substantially all of the employee separations had been completed.

In the 2002 third quarter Sprint performed an analysis to finalize the restructuring estimates recorded in the 2002 first quarter. This analysis resulted in a reserve reduction of $6 million primarily associated with real estate lease terminations.

Activity relating to the 2002 first quarter restructuring in the 2002 year-to-date period is summarized as follows:

------------------------------------------------------------------------------------------------------------------
                                                                 Activity
                                                -------------------------------------------
                                    Total
                                Restructuring                                                September 30, 2002
                                   Charge           Cash Payments        Adjustments         Liability Balance
------------------------------------------------------------------------------------------------------------------
Severance                   $        13          $        10         $         -         $           3
Other exit costs                     10                    2                  (6)                    2
------------------------------------------------------------------------------------------------------------------

Total                       $        23          $        12         $        (6)        $           5
                            --------------------------------------------------------------------------------------

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions. Operating losses generated by ION were nominal in the 2002 third quarter and $11 million in the year-to-date period compared to $160 million and $481 million for the same periods a year ago.

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

The severance charge is associated with the involuntary employee separation of approximately 6,000 employees. As of September 30, 2002, substantially all of the employee separations had been completed.

In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in a reserve reduction of $42 million primarily associated with exit costs and a $34 million reduction in the estimated asset impairment.

Activity relating to the 2001 fourth quarter restructuring in the 2002 year-to-date period is summarized as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                Activity
                                              -------------------------------------------------

                          December 31, 2001              Cash                                  September 30, 2002
                          Liability Balance            Payments              Adjustments       Liability Balance
----------------------------------------------------------------------------------------------------------------------
Severance              $         160           $         122             $          19       $         57
Other exit costs                 230                     102                       (61)                67
----------------------------------------------------------------------------------------------------------------------

Total                  $         390           $         224             $         (42)      $        124
                       -----------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
7.  Discontinued Operation
--------------------------------------------------------------------------------

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale is subject to regulatory approval and is expected to close in early 2003. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements. Summary financial information is as follows:

                                                                      ----------------- -----------------
                                                                       September 30,      December 31,
                                                                            2002              2001
                  --------------------------------------------------- -----------------------------------
                                                                                  (millions)
                  Assets of discontinued operation
                     Accounts receivable, net                         $      235        $     260
                     Prepaids                                                 93              109
                     Other assets                                              4                8
                  --------------------------------------------------- -- -------------- -- --------------
                  Total assets of discontinued operation              $      332        $     377
                                                                      -- -------------- -- --------------

                  Liabilities of discontinued operation
                     Advance billings and other                       $      229        $     290
                                                                      -- -------------- -- --------------


                                                                                Quarters Ended
                                                                                September 30,
                                                                      -- -------------- -- --------------
                                                                             2002              2001
                  --------------------------------------------------- -- -------------- -- --------------
                                                                                  (millions)
                     Net operating revenues                           $       133       $       141
                                                                      -- -------------- -- --------------
                     Income before income taxes                       $        66       $        63
                                                                      -- -------------- -- --------------


                                                                                 Year-to-Date
                                                                                September 30,
                                                                      -- -------------- -- --------------
                                                                             2002              2001
                  --------------------------------------------------- -- -------------- -- --------------
                                                                                  (millions)
                     Net operating revenues                           $       409       $       416
                                                                      -- -------------- -- --------------
                     Income before income taxes                       $       193       $       186
                                                                      -- -------------- -- --------------

--------------------------------------------------------------------------------
8.  Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

In August 2002, Sprint closed on a new $700 million global markets division accounts receivable asset securitization facility that replaces the previous $1 billion facility. The reduction in size is due primarily to a smaller gross receivable pool for the global markets division today versus 1999 when the original facility was established. The new facility is a three-year program subject to annual renewals. As of September 30, 2002, Sprint had drawn $530 million from this facility which was collateralized by approximately $1.7 billion of gross receivables.

In August 2002, Sprint closed on a new $1.5 billion revolving bank credit facility. The facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year term-out option.

This new facility replaced an existing $2 billion facility that would have expired in August 2003. In previous periods, the unused $2 billion facility supported Sprint's reclassification of short-term borrowings to long-term debt. As it was replaced by a facility that is short-term in nature, Sprint is no longer able to make this reclassification. Accordingly, beginning in the 2002 third quarter, all of Sprint's short-term borrowings are reflected in "Short-term borrowings and current maturities of long-term debt" on the Consolidated Balance Sheets. At the end of September 2002, Sprint had short-term borrowings of $680 million consisting of the previously discussed $530 million and $150 million of other bank notes.

In June 2002, Sprint closed on a new PCS Group accounts receivable asset securitization facility. This facility provides Sprint with up to $500 million of additional liquidity. This is a three-year facility, subject to annual renewals.

To date, we have not drawn against the facility. At September 30, 2002, the facility was collateralized by approximately $1.3 billion of gross receivables.

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

--------------------------------------------------------------------------------
9.  Litigation, Claims and Assessments
--------------------------------------------------------------------------------

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

In July 2002, the Federal Communications Commission released a declaratory ruling in a matter referred to it by the federal district court for the Western District of Missouri in Sprint's suit against AT&T Corp for the collection of terminating access charges. The FCC ruled that although nothing prohibited wireless carriers from charging for access to their networks, interexchange carriers were not required to pay such charges absent a contractual obligation to do so. The FCC referred the matter back to the Western District of Missouri. AT&T has appealed this decision to the D.C. Circuit Court of Appeals. Management cannot predict, with certainty, the final outcome of this action, but believes adequate provisions have been recorded in the PCS Group's results of operations.

In December 2000, Amalgamated Bank, an institutional shareholder, filed a derivative action purportedly on behalf of Sprint against certain of its current and former officers and directors in the Jackson County, Missouri, Circuit Court. The complaint alleges that the individual defendants breached their fiduciary duties to Sprint and were unjustly enriched by making undisclosed amendments to Sprint's stock option plans, by failing to disclose certain information concerning regulatory approval of the proposed merger of Sprint and WorldCom, and by overstating Sprint's earnings for the first quarter of 2000. The plaintiff seeks damages, to be paid to Sprint, in an unspecified amount. Two substantially identical derivative actions by other shareholders were filed and have been consolidated.

On September 30, 2002, the U.S. District Court for the District of Kansas granted in substantial part the motion of defendants Sprint and certain of its directors and officers to dismiss a purported class action lawsuit alleging violation of the federal securities laws that was initially filed in June 2001 by New England Healthcare Employees Pension Fund and other institutional shareholders. The allegations that were not dismissed assert that defendants knew in April 2000 that Sprint's proposed merger with WorldCom would be rejected by regulatory authorities but failed to publicly disclose that information. The plaintiffs seek damages in an unspecified amount.

Various other suits arising in the ordinary course of business are pending against Sprint.

While it is not possible to determine the ultimate disposition of each of these proceedings, Sprint believes that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint, the FON Group or the PCS Group.

--------------------------------------------------------------------------------
10.  Other Financial Information
--------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Sprint's allowance for doubtful accounts are as follows:

                                                                        ----------------- ----------------
                                                                         September 30,     December 31,
                                                                              2002             2001
                    --------------------------------------------------------------------------------------
                                                                                    (millions)
                    FON Group                                           $      264        $     257
                    PCS Group                                                  162              140
                    --------------------------------------------------------------------------------------

                    Consolidated                                        $      426        $     397
                                                                        ----------------------------------


Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:

                                                                                   Year-to-Date
                                                                                   September 30,
                                                                        --------------- -- --------------
                                                                               2002             2001
                    -------------------------------------------------------------------------------------
                                                                                   (millions)
                    Interest (net of capitalized interest)              $      969       $       725
                                                                        ---------------------------------
                    Income taxes                                        $     (453)      $        12
                                                                        ---------------------------------


Sprint's noncash activities included the following:

                                                                                   Year-to-Date
                                                                                   September 30,
                                                                        ---------------------------------
                                                                               2002             2001
                    -------------------------------------------------------------------------------------
                                                                                   (millions)
                    Common stock issued under Sprint's employee
                       benefit stock plans                              $      147       $       124
                                                                        ---------------------------------
                    Tax benefit from stock options exercised            $        -       $         8
                                                                        ---------------------------------
                    Contribution to equity investment                   $       35       $         -
                                                                        ---------------------------------
                    Fair value of equity unit purchase contract
                       adjustment payment liability                     $        -       $        53
                                                                        ---------------------------------

                    Stock received for stock options exercised          $        -       $         3
                                                                        ---------------------------------


--------------------------------------------------------------------------------
11.  Segment Information
--------------------------------------------------------------------------------

Sprint is divided into three main lines of business: the global markets division, the local division, and the PCS wireless telephony products and services business, also known as the PCS Group. Other consists primarily of wholesale distribution of telecommunications products.

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

Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------

                          Global                                                  Corporate
Quarters Ended           Markets         Local                        PCS            and
September 30,           Division(1)     Division       Other(2)      Group(1)     Eliminations(3) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2002
Net operating revenues  $   2,231      $    1,569    $     229      $   3,157     $    (399)      $    6,787
Affiliated revenues           171              68          155              5          (399)               -
Operating income (loss)       (63)            450           (6)           141             2              524

2001
Net operating revenues  $   2,505      $    1,564    $     293      $   2,651     $    (439)      $    6,574
Affiliated revenues           168              70          180             21          (439)               -
Operating income (loss)      (119)            477           10           (116)           (4)             248
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

                        Global                                                   Corporate
Year-to-Date            Markets         Local                      PCS              and
September 30,           Division(1)     Division      Other(2)      Group(1)     Eliminations(3) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2002
Net operating revenues  $   6,848      $    4,657    $     649      $   9,023     $  (1,075)      $   20,102
Affiliated revenues           495             218          409            (47)       (1,075)               -
Operating income (loss)      (168)          1,412          (16)           475             9            1,712

2001
Net operating revenues  $   7,635      $    4,669    $     986      $   6,966     $  (1,257)      $   18,999
Affiliated revenues           451             193          568             45        (1,257)               -
Operating income (loss)      (141)          1,381           44           (455)          (20)             809
----------------------------------------------------------------------------------------------------------------


(1) Affiliate revenues in the 2002 year-to-date period reflect the adjustment of the wireless access revenue previously recorded regarding inter-segment revenue between the global markets division and the PCS Group.

(2) In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale is expected to close in early 2003. As of the 2002 third quarter, operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 7 for additional information.

(3) Revenues eliminated in consolidation consist principally of local access charged to the global markets division by the local division, equipment purchases from the wholesale distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and handset purchases from the PCS Group.



Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                         Global
Quarters Ended                          Markets       Local                     PCS
September 30,                          Division(1)  Division     Other(2)      Group     Eliminations(3) Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2002
Voice                                $   1,433   $        -   $       -    $       -   $    (171)       $    1,262
Data                                       445            -           -            -           -               445
Internet                                   258            -           -            -           -               258
Local service                                -          765           -            -           -               765
Network access                               -          511           -            -         (52)              459
Long distance                                -          155           -            -           -               155
Wireless services                            -            -           -        3,157          (5)            3,152
Other                                       95          138         229            -        (171)              291
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,231   $    1,569   $     229    $   3,157   $    (399)       $    6,787
                                     ----------------------------------------------------------------------------------


2001
Voice                                $   1,683   $        -   $       -    $       -   $    (168)       $    1,515
Data                                       473            -           -            -           -               473
Internet                                   241            -           -            -           -               241
Local service                                -          732           -            -          (1)              731
Network access                               -          507           -            -         (52)              455
Long distance                                -          186           -            -           -               186
Wireless services                            -            -           -        2,651         (21)            2,630
Other                                      108          139         293            -        (197)              343
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,505   $    1,564   $     293    $   2,651   $    (439)       $    6,574
                                     ----------------------------------------------------------------------------------


(1) Beginning in the 2002 first quarter, equipment revenue for all periods presented is reported as part of Other revenues. This reclassification had no impact on total net operating revenues.

(2) In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale is expected to close in early 2003. As of the 2002 third quarter, operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 7 for additional information.

(3) Revenues eliminated in consolidation consist principally of local access charged to the global markets division by the local division, equipment purchases from the wholesale distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and handset purchases from the PCS Group.



----------------------------------------------------------------------------------------------------------------------
                                         Global
Year-to-Date                            Markets      Local                      PCS
September 30,                          Division(1)  Division     Other(2)      Group     Eliminations(3)Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2002
Voice                                $   4,437   $        -   $       -    $       -   $    (495)       $    3,942
Data                                     1,396            -           -            -           -             1,396
Internet                                   750            -           -            -           -               750
Local service                                -        2,289           -            -           -             2,289
Network access                               -        1,519           -            -        (164)            1,355
Long distance                                -          479           -            -           -               479
Wireless services                            -            -           -        9,023          47             9,070
Other                                      265          370         649            -        (463)              821
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   6,848   $    4,657   $     649    $   9,023   $  (1,075)       $   20,102
                                     ----------------------------------------------------------------------------------


2001
Voice                                $   5,110   $        -   $       -    $       -   $    (451)       $    4,659
Data                                     1,432            -           -            -           -             1,432
Internet                                   726            -           -            -           -               726
Local service                                -        2,199           -            -          (3)            2,196
Network access                               -        1,521           -            -        (147)            1,374
Long distance                                -          549           -            -           -               549
Wireless services                            -            -           -        6,966         (45)            6,921
Other                                      367          400         986            -        (611)            1,142
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   7,635   $    4,669   $     986    $   6,966   $  (1,257)       $   18,999
                                     ----------------------------------------------------------------------------------


(1) Beginning in the 2002 first quarter, equipment revenue for all periods presented is reported as part of Other revenues. This reclassification had no impact on total net operating revenues.

(2) In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale is expected to close in early 2003. As of the 2002 third quarter, operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 7 for additional information.

(3) Revenues eliminated in consolidation consist principally of local access charged to the global markets division by the local division, equipment purchases from the wholesale distribution business, interexchange services provided to the local division, long-distance services provided to the PCS Group for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS Group and handset purchases from the PCS Group.


--------------------------------------------------------------------------------
12.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The objective of this statement is to change accounting guidance for recognition of a liability for exit and disposal activities. EITF Issue 94-3 allowed a company to recognize a liability upon management's intent to exit or dispose of an activity. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. The liability, when recognized, is measured at its fair value. The fair value will be calculated based on a discount rate that equates to a risk-free rate adjusted for the effect of the entity's credit standing. Sprint will apply the provisions of this statement for exit or disposal activities initiated after December 31, 2002.

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

--------------------------------------------------------------------------------
13.  Subsequent Events
--------------------------------------------------------------------------------

Dividend Declaration

In October 2002, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the FON common stock. The dividend will be paid December 30, 2002.

PCS Restructuring

On November 14, 2002, the PCS Group announced it would reduce its operating expenses through a work force reduction of approximately 1,600 employees and 500 contractors. This action is expected to create a more competitive cost structure for the business. The severance-related costs associated with the work force reduction are expected to result in a pre-tax charge of approximately $31 million in the 2002 fourth quarter. When fully implemented, these actions are expected to result in annualized cash cost savings of approximately $170 million.

                                                                         Part I
                                                                         Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      Sprint Corporation
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------

Sprint includes certain estimates, projections and other forward-looking statements in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions, estimates relating to capital requirements and the expected closing date of the sale of the directory publishing business, as well as other statements that are not historical facts, are forward-looking statements.

These statements reflect management's judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, demand for our products and services, pricing, costs to acquire customers and provide service, timing and cost of planned capital expenditures, and general economic conditions.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

          o    extent and duration of the current economic downturn;
          o the effects of vigorous competition in the markets in which Sprint operates;
          o the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;
          o adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;
          o the ability of the PCS Group to continue to grow a significant market presence;
          o the ability of the PCS Group to improve its profitability and reduce its cash requirements;
          o    the   effects   of   mergers   and   consolidations   within  the
               telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
          o the uncertainties related to the outcome of bankruptcies of others within the telecommunication industry;
          o    the uncertainties related to Sprint's strategic investments;
          o the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
          o    the impact of new technologies on Sprint's business;
          o    unexpected results of litigation filed against Sprint;
          o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes, including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
          o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

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

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services, operating all-digital long distance and tier one Internet protocol networks. In addition, the local division currently serves approximately 8.1 million access lines in 18 states. Sprint also operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology.

Sprint operates in industries that have been and continue to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. In light of current events and specific changes in telecommunications, including bankruptcies, over-capacity and the economic downturn, Sprint continues to assess the implications on its operations. Any such assessment may impact the valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale is subject to regulatory approval and is expected to close in early 2003.

Operating Segments

Sprint's business is divided into three main lines of business: the global markets division, the local division and the PCS wireless telephony products and services business. The FON Group includes the global markets division, the local division, and other businesses consisting primarily of wholesale distribution of telecommunications products. The FON common stock is intended to reflect the financial results and economic value of these activities. The PCS Group includes the PCS wireless telephony products and services business and the PCS common stock is intended to reflect the financial results and economic value of this activity.

Board Discretion Regarding Tracking Stocks

FON common stock and PCS common stock are intended to reflect the financial results and economic value of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, FON and PCS shareholders are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Shares of FON common stock and PCS common stock do not represent a direct legal interest in the assets and liabilities allocated to either group, but rather represent a direct equity interest in our assets and liabilities as a whole.

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

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network); and managed network services. In addition, the global markets division provides web and applications hosting, consulting services, and colocation services. The global markets division also reflects the costs of establishing international data communications operations.

Through this division Sprint also provides broadband services over Multipoint Multichannel Distribution Services (MMDS) spectrum. The global markets division's operating results reflect the development costs and the operating revenues and expenses of these broadband fixed wireless services. In the 2001 fourth quarter, Sprint announced it would halt further deployment of MMDS services using current direct site access technology. Current customers continue to receive service. Sprint is pursuing alternative strategies with respect to the spectrum leases and licenses.

In the 2001 fourth quarter, a decision was made to terminate Sprint ION consumer and business offerings and restructure operations in the global markets division to respond to the national economic downturn, industry wide pricing pressures and excess capacity. These actions, which resulted in a $1.7 billion charge to the global market division, were taken to respond to these unprecedented changes in the industry in an effort to more readily capture the voice market, to better focus on enterprise data and Internet services and aggressively manage costs. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates associated with these actions which resulted in a net favorable adjustment of $76 million. See Note 6 of Condensed Notes to Consolidated Financial Statements for additional information.

Local Division

The local division (LTD) consists mainly of regulated local phone companies serving approximately 8.1 million access lines in 18 states. LTD provides local voice and data services, including Digital Subscriber Line (DSL), for customers within its franchise territories, access by phone customers and other carriers to LTD's local network, nationwide long distance services to residential customers and other services within specified calling areas to business customers, and sales of telecommunications equipment.

The FON Group also includes other businesses consisting primarily of wholesale distribution of telecommunication products and its investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig Telecommunicacoes Ltda. (Intelig), a long distance provider in Brazil; and certain other telecommunications investments and ventures.

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

Sprint launched nationwide 3G service in the 2002 third quarter. The service, marketed as "PCS Vision", allows consumer and business customers to use their Vision-enabled PCS devices to take and receive pictures, check personal and corporate e-mail, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis. These companies pay the PCS Group a discounted price for their customers' usage, but bear the costs of acquisition and customer service.

The PCS Group also includes its investment in Virgin Mobile U.S.A. (Virgin Mobile), a joint venture to market wireless services, and SVC BidCo L.P., a joint venture to acquire wireless spectrum rights. These investments are accounted for using the equity method.

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

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

                                                       Quarters Ended                       Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $      3,805      $     4,103       $    11,523      $     12,496
PCS Group                                            3,157            2,651             9,023             6,966
Intergroup eliminations                               (175)            (180)             (444)             (463)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net operating revenues                        $      6,787      $     6,574       $    20,102      $     18,999
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues increased 3% in the 2002 third quarter and 6% in the 2002 year-to-date period compared to the same 2001 periods reflecting growth in the PCS Group offset somewhat by declining FON Group long distance voice revenues and product distribution revenues.

Income (Loss) from continuing operations was as follows:

                                                       Quarters Ended                       Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $        484      $       116       $       794      $        648
PCS Group                                               (7)            (288)             (323)             (928)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations      $        477      $      (172)      $       471      $       (280)
                                              --- ------------- -- -------------- -- ------------- --- -------------


In the 2002 third quarter, income from continuing operations includes a one-time charge of $23 million to reflect loss on receivables due to the WorldCom bankruptcy, a $76 million net charge for restructuring and asset impairments, and a gain on the sale of an equity method investment of $67 million. One-time items also include a previously unrecognizable tax benefit of $292 million related to previously recorded investment losses. In the 2002 second quarter, loss from continuing operations includes the effect of net one-time charges of $216 million. This amount includes a $25 million gain relating to the sale of TranXact customer contracts and a write-down of our investment in EarthLink, Inc. of $241 million to current market value.

In the 2001 third quarter, loss from continuing operations includes one-time losses of $157 million from the write-down of an equity method investment, an $8 million loss from the sale of an investment, and a curtailment gain of $75 million resulting from the modification of certain retirement plan benefits. In the 2001 first quarter, loss from continuing operations includes a one-time gain of $9 million from investment activities.

As a result of the July 2002 WorldCom, Inc. Chapter 11 bankruptcy filing, Sprint continues to evaluate its risks regarding its WorldCom receivables and its ongoing business relationship with WorldCom. In the 2002 third quarter, income from continuing operations includes a one-time, after-tax charge of $23 million to reflect loss on receivables due to the WorldCom bankruptcy. In addition to being a Sprint customer, WorldCom, under various long-term lease and services agreements, provides Sprint access to network facilities that compose approximately 20% of Sprint's long distance fiber network and a larger percentage of network traffic. These network facilities are also shared or utilized by WorldCom. If WorldCom failed to meet its commitments under these agreements, Sprint would have to pursue alternative strategies to provide this capacity that could result in delays, interruptions or additional expenses associated with the offering of our services. This could potentially have a material adverse effect on our business and results of operations until such strategies are implemented. Sprint does not anticipate, or have indications, that WorldCom does not intend to meet its commitments.

Effective January 1, 2002, Sprint adopted SFAS No. 142, which resulted in the elimination of the ongoing amortization of goodwill, spectrum licenses, and other indefinite life intangible assets. As a result of this change, amortization expense decreased approximately $59 million in the 2002 third quarter and $179 million in the 2002 year-to-date period from the same 2001 periods. Amortization expense decreased an additional $5 million in the 2002 third quarter and $138 million year-to-date due to the full amortization of some intangibles in 2001.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues(1)
   Voice                                       $     1,433      $     1,683       $      (250)         (14.9)%
   Data                                                445              473               (28)          (5.9)%
   Internet                                            258              241                17            7.1%
   Other                                                95              108               (13)         (12.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,231            2,505              (274)         (10.9)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,189            1,544              (355)         (23.0)%
   Selling, general and administrative                 604              724              (120)         (16.6)%
   Depreciation and amortization                       378              356                22            6.2%
   Restructuring and asset impairments                 123                -               123             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,294            2,624              (330)         (12.6)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $       (63)     $      (119)      $        56           47.1%
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues(1)
   Voice                                       $     4,437      $     5,110       $      (673)         (13.2)%
   Data                                              1,396            1,432               (36)          (2.5)%
   Internet                                            750              726                24            3.3%
   Other                                               265              367              (102)         (27.8)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         6,848            7,635              (787)         (10.3)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    3,939            4,561              (622)         (13.6)%
   Selling, general and administrative               1,855            2,223              (368)         (16.6)%
   Depreciation and amortization                     1,099              992               107           10.8%
   Restructuring and asset impairments                 123                -               123             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             7,016            7,776              (760)          (9.8)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (168)     $      (141)      $       (27)          19.1%
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------


NM = Not meaningful

(1) Beginning in the 2002 first quarter equipment revenue is reported as a part of Other revenues. This reclassification had no impact on total net operating revenues. 2001 results have been restated to conform to the current year presentation.


Net Operating Revenues

Net operating revenues decreased 11% in the 2002 third quarter and 10% in the 2002 year-to-date period from the same 2001 periods. The overall revenue decrease reflects pricing pressures on voice services and a decline in professional services, legacy data services, and other data services revenues. Revenues will likely continue to be negatively impacted by pricing pressures. In addition, the Regional Bell Operating Companies (RBOCs) continue to obtain regulatory clearance to provide in-region long distance services which increases competition.

Voice Revenues

Voice revenues decreased 15% in the 2002 third quarter and 13% in the 2002 year-to-date period from the same 2001 periods due to a decline in consumer voice revenues resulting from wireless and e-mail substitution and RBOC entry. Voice revenues, in certain segments, continued to be impacted by pricing pressures in the year-to-date period. Business voice revenues also declined as the traffic mix shifted toward lower yield customers. Revenues associated with sales to the PCS Group are priced at our most competitive rates. Minute growth was 3% in the 2002 third quarter and 9% in the 2002 year-to-date period compared to the same 2001 periods. The minute growth, driven in part by the increase in business minutes sold to the PCS Group, was more than offset by the continued competitive pricing environment.

Data Revenues

Data revenues decreased 6% in the 2002 third quarter and 3% in the 2002 year-to-date period from the same 2001 periods due to declines in private line services partially offset by increases in asynchronous transfer mode (ATM) services. However, ATM pricing continues to be competitive.

Internet Revenues

Internet revenues increased 7% in the 2002 third quarter and 3% in the 2002 year-to-date period from the same 2001 periods. Dedicated IP and Web hosting services drove this increase; however, they were partially offset by continued declines in Dial-up Internet service provider related revenues due to pricing declines with Sprint's largest customer for these services.

Other Revenues

Other revenues decreased 12% in the 2002 third quarter and 28% in the 2002 year-to-date period from the same 2001 periods. The decrease is due to declines in professional services, equipment sales and legacy data services.

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

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the IP network, and costs of equipment. These costs decreased 23% in the 2002 third quarter and 14% in the 2002 year-to-date period from the same 2001 periods.

Interconnection costs decreased 17% in the 2002 third quarter and 10% in the 2002 year-to-date period from the same 2001 periods due to network efficiency initiatives, regulatory rate reductions and lower negotiated rates, partially offset by volume growth. Additionally, interconnection costs were favorably impacted in the 2002 year-to-date period by the second quarter $17 million adjustment related to terminating access charges billed by the PCS Group.

All other costs of services and products decreased 33% in the 2002 third quarter and 21% in the 2002 year-to-date period compared to the same 2001 periods mainly due to decreased network operating costs derived from Sprint's 2001 fourth quarter restructuring actions, as well as other cost containment efforts.

Total costs of services and products for the global markets division were 53.3% of net operating revenues in the 2002 third quarter and 57.5% in the 2002 year-to-date period compared to 61.6% and 59.7% for the same periods a year ago.

Excluding Sprint ION related costs, total costs of services and products for the global markets division were 53.3% of net operating revenues in the 2002 third quarter and 57.4% in the 2002 year-to-date period compared to 58.8% and 57.2% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses decreased 17% in the 2002 third quarter and year-to-date periods from the same 2001 periods. The decrease is due to the 2001 fourth quarter restructuring and a strong emphasis on cost control. SG&A expense was 27.1% of net operating revenues in the 2002 third quarter and year-to-date periods compared to 28.9% and 29.1% for the same periods a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 3.9% in the 2002 third quarter and 3.6% in the 2002 year-to-date period compared to 3.6% and 3.5% in the same 2001 periods. Reserve for bad debt as a percent of outstanding accounts receivable was 13.1% at the end of the 2002 third quarter and 12.7% at year-end 2001.

Excluding Sprint ION related costs, SG&A expense was 27.1% of net operating revenue in the 2002 third quarter and 27.0% in the 2002 year-to-date period compared to 27.2% and 27.0% for the same periods a year ago.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 6% in the 2002 third quarter and 11% in the 2002 year-to-date period from the same periods a year ago. These increases are attributable to an increased asset base to meet anticipated increases in demand for voice and data-related services and other growth initiatives. This relatively large year over year increase in depreciation expense is expected to continue throughout 2002. Depreciation and amortization expense was 16.9% of net operating revenues in the 2002 third quarter and 16.0% in the 2002 year-to-date period compared to 14.2% and 13.0% for the same periods a year ago.

Excluding Sprint ION related costs, depreciation and amortization expense was 16.9% of net operating revenue in the 2002 third quarter and 16.1% in the 2002 year-to-date period compared to 12.3% and 11.4% in the same periods a year ago.

Restructuring and Asset Impairment

Sprint recorded a net restructuring charge and asset impairment of $123 million to the global markets division in the 2002 third quarter. This consisted of a $202 million charge for the termination of high-speed data services as well as additional steps to reduce operating costs. The charge was partially offset by a $79 million adjustment to finalize the restructuring charge taken in the 2001 fourth quarter to abandon the ION initiative and restructure operations in the global markets division to respond to the national economic downturn, industry wide pricing pressures and excess capacity. These 2001 fourth quarter actions, which resulted in a $1.7 billion charge to the global market division, were taken to respond to these unprecedented changes in the industry in an effort to more readily capture the voice market, to better focus on enterprise data and Internet services and aggressively manage costs.

Local Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                       Quarters Ended
                                                        September 30,                           Variance
                                               -----------------------------------    ------------------------------
                                                     2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        765      $       732       $        33             4.5%
   Network access                                      511              507                 4             0.8%
   Long distance                                       155              186               (31)          (16.7)%
   Other                                               138              139                (1)           (0.7)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,569            1,564                 5             0.3%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      502              496                 6             1.2%
   Selling, general and administrative                 323              307                16             5.2%
   Depreciation                                        291              284                 7             2.5%
   Restructuring                                         3                -                 3             NM
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,119            1,087                32             2.9%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        450      $       477       $       (27)           (5.7)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      28.7%            30.5%
                                              --- ------------- -- --------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                           Variance
                                               -----------------------------------    ------------------------------
                                                     2002              2001                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $      2,289      $     2,199       $        90             4.1%
   Network access                                    1,519            1,521                (2)           (0.1)%
   Long distance                                       479              549               (70)          (12.8)%
   Other                                               370              400               (30)           (7.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         4,657            4,669               (12)           (0.3)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,431            1,476               (45)           (3.0)%
   Selling, general and administrative                 946              972               (26)           (2.7)%
   Depreciation                                        865              840                25             3.0%
   Restructuring                                         3                -                 3             NM
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             3,245            3,288               (43)           (1.3)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $      1,412      $     1,381       $        31             2.2%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      30.3%            29.6%
                                              --- ------------- -- --------------

NM = Not meaningful

Net Operating Revenues

Net operating revenues increased less than 1% in the 2002 third quarter and decreased less than 1% in the 2002 year-to-date period from the same 2001 periods as growth in local services was offset by declines in long distance services and equipment sales. The local division ended the 2002 third quarter with approximately 8.1 million switched access lines, a 2% decrease during the past 12 months. The reduction in access lines is driven by the economic slowdown, wireless and cable substitution, and losses to competitive local providers. However, many of our line losses were offset by increases in other categories such as DSL or high capacity circuits. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 10% during the past 12 months.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 5% in the 2002 third quarter and 4% in the 2002 year-to-date period from the same 2001 periods primarily on the strength of a 16% year-to-date increase in vertical service revenue driven by the success of bundled offerings. Revenues from prison contracts implemented last year also aided local service revenues. The strong growth was partially offset by a 2% year-to-date decline in basic area services due to the overall decline in access lines.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 1% in the 2002 third quarter and decreased less than 1% in the 2002 year-to-date period from the same 2001 periods. Strong growth in special access services in the 2002 third quarter was offset by a 4% decline in access minutes of use, as well as by regulator-mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing nationwide long distance services to residential customers within Sprint's local franchise territories and other services within specified regional calling areas, or LATAs, to residential and business customers. These revenues declined 17% in the 2002 third quarter and 13% in the 2002 year-to-date period from the same 2001 periods. This was primarily due to a decline in total long distance minutes of use, as customers shifted more of their communications to wireless, e-mail and instant messaging.

Other Revenues

Other revenues decreased 1% in the 2002 third quarter and 8% in the 2002 year-to-date period from the same 2001 periods. This is principally due to reduced equipment sales.

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

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 1% in the 2002 third quarter and decreased 3% in the 2002 year-to-date period from the same 2001 periods. The 2002 third quarter increase is driven by higher maintenance expense and increased cost of equipment sales.

The 2002 year-to-date reduction is driven mainly by a reduction in reciprocal compensation expense, reduced volume of equipment sales, and a decline in other taxes due to changes in certain state tax laws. Costs of services and products were 32.0% of net operating revenues in the 2002 third quarter and 30.7% in the 2002 year-to-date period compared to 31.7% and 31.6% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense increased 5% in the 2002 third quarter and decreased 3% in the 2002 year-to-date period from the same 2001 periods. The 2002 third quarter increase is due to higher bad debt expense resulting from a $27 million charge associated with the WorldCom bankruptcy. The 2002 year-to-date decrease is due to a decline in advertising expenses and the success of cost containment initiatives including the benefits of the restructuring announced in the 2001 fourth quarter. SG&A expense was 20.6% of net operating revenues in the 2002 third quarter and 20.3% in the 2002 year-to-date period compared to 19.6% and 20.8% for the same periods a year ago.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 3.2% in the 2002 third quarter and 2.7% in the 2002 year-to-date period compared to 2.4% and 2.6% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 12.2% at the end of the 2002 third quarter compared to 6.9% at year-end 2001. Improved bad debt experience with end user customers was more than offset by the need to establish reserves for some competitive local exchange carriers and long distance companies with financial difficulties.

Depreciation Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense increased 3% in the 2002 third quarter and year-to-date periods from the same 2001 periods reflecting additional capital spending to support voice-grade equivalent growth, service improvements, and ongoing build out of DSL services. Depreciation expense was 18.5% of net operating revenues in the 2002 third quarter and 18.6% in the 2002 year-to-date period compared to 18.2% and 18.0% for the same periods a year ago.

PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    3,157       $    2,651        $       506            19.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,478            1,516                (38)           (2.5)%
   Selling, general and administrative                955              733                222            30.3%
   Depreciation                                       587              458                129            28.2%
   Amortization                                         1               60                (59)          (98.3)%
   Restructuring                                       (5)               -                 (5)            NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            3,016            2,767                249             9.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $      141       $     (116)       $       257             NM
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $      729       $      402        $       327            81.3%
                                               -- ------------- -- -------------- -- -------------




                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2002              2001                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    9,023       $    6,966        $     2,057            29.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   4,316            3,811                505            13.3%
   Selling, general and administrative              2,556            2,009                547            27.2%
   Depreciation                                     1,654            1,297                357            27.5%
   Amortization                                         4              304               (300)          (98.7)%
   Restructuring                                       18                -                 18             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            8,548            7,421              1,127            15.2%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $      475       $     (455)       $       930             NM
                                               -- ------------- -- -------------- -- -------------

Operating income before depreciation
   and amortization                            $    2,133       $    1,146        $       987            86.1%
                                               -- ------------- -- -------------- -- -------------


NM = Not meaningful

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 22% of net operating revenues in the 2002 third quarter and year-to-date periods. These revenues were 23% of net operating revenues in the 2001 third quarter and year-to-date periods.

Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Customers (millions)                                   14.5             12.4              14.5              12.4
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          63     $         62      $         62     $          61
                                              --- ------------- -- -------------- -- ------------- --- -------------
Customer churn rate                                     3.8%             2.6%              3.3%              2.4%
                                              --- ------------- -- -------------- -- ------------- --- -------------


The PCS Group's net operating revenues include service revenues and sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges and a pro rata portion of activation fees associated with the PCS Group's subscriber base. Service revenues increased 24% in the 2002 third quarter and 31% in the 2002 year-to-date period from the same 2001 periods mainly reflecting an increase in the number of customers and maintaining stable ARPU. The 2002 third quarter saw increased pricing pressures which were offset by increases in usage. Average monthly usage increased by about two hours when compared to the 2001 third quarter.

The PCS Group reported a decline of approximately 78,000 customers in the 2002 third quarter ending the period with approximately 14.5 million customers compared to approximately 12.4 million customers at the end of the 2001 third quarter. The main drivers of the decline in net additions were company initiated disconnects of Clear Pay customers for non-payment and a reduction in Sprint's share of new decisions. The total number of customers served on the PCS network, including affiliates, at the end of the quarter was more than 17 million.

The customer churn rate in the 2002 third quarter was 3.8% compared to 2.6% for the same 2001 period. The increase, year-over-year, resulted primarily from company initiated churn, as well as a slight increase in the voluntary churn rate. Recognizing the impact of increased churn from the Clear Pay program, the PCS Group has initiated more stringent credit checks on potential customers, as well as, deposit requirements in many categories.

Revenues from sales of handsets and accessories were approximately 10.9% of net operating revenues in the 2002 third quarter and 10.4% in the 2002 year-to-date period compared to 14.3% and 11.7% for the same 2001 periods. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Revenue Reserves

All revenues are recognized when the earnings process is complete in accordance with SAB101. Significant estimates and assumptions are required, however, to determine the expected conversion of these revenues into cash collected. Because of this, the PCS Group recognizes several types of reserves and adjustments against revenue. These reserves include:

o        billing adjustment reserve for disputes with customers,
o        cancellation fee and late fee reserves
o        fraud reserves for unauthorized usage,
o access reserves for disputed charges with local exchange carriers and inter-exchange carriers, and
o        return and rebate reserves for equipment sales.

Each of these reserves requires management's judgment and is based on historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions.

Operating Expenses

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Acquisition costs per gross customer
   addition (CPGA)(1)                         $       395       $      285        $       350      $        300
                                              --- ------------- -- -------------- -- ------------- --- -------------
Monthly cash costs per user (CCPU)(1)         $        33       $       35        $        32      $         35
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

CPGA is a measure of the costs of acquiring a new subscriber, consisting of equipment subsidies and marketing costs, divided by handset activations for new PCS customers. CPGA increased approximately 39% in the 2002 third quarter and 17% in the 2002 year-to-date period from the same 2001 periods. The CPGA increase is primarily attributable to marketing costs and equipment subsidies associated with the launch of PCS Vision, as well as costs being spread across lower gross customer additions.

CCPU is a measure of the cash costs to operate the business on a per user basis, consisting of costs of service revenues, service delivery and other general and administrative costs, divided by average subscribers. CCPU decreased approximately 6% in the 2002 third quarter and 9% in the 2002 year-to-date period from the same 2001 periods. Improvements realized in the third quarter of 2002 were driven by lower customer solutions costs and network and information technology costs per user partially offset by higher bad debt expense per user. The gains are largely driven by scale efficiencies and cost containment efforts in customer solutions.

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer care costs and other network-related costs. These costs decreased 3% in the 2002 third quarter and increased 13% in the 2002 year-to-date period from the same 2001 periods. The 2002 third quarter decrease is primarily due to fewer handset sales. The year-to-date increase is primarily due to network support of a larger customer base, expanded market coverage, and increased unit handset costs. These increases are somewhat offset by scale benefits resulting from the increased customer base and decreases in customer solutions expense. Handset and equipment costs were 40% of total costs of services and products in the 2002 third quarter and 39% in the 2002 year-to-date period compared to 42% and 37% for the same periods a year ago. Costs of services and products were 46.8% of net operating revenues in the 2002 third quarter and 47.8% in the 2002 year-to-date period compared to 57.2% and 54.7% for the same periods a year ago.

SG&A expense mainly includes marketing costs to promote products and services as well as related salary and benefit costs. SG&A expense increased 30% in the 2002 third quarter and 27% in the 2002 year-to-date period from the same 2001 periods reflecting increased marketing costs associated with PCS Vision launch and increased bad debt expense. SG&A expense was 30.3% of net operating revenues in the 2002 third quarter and 28.3% in the 2002 year-to-date period compared to 27.6% and 28.8% for the same periods a year ago.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 6.6% in the 2002 third quarter and 5.4% in the 2002 year-to-date period compared to 3.9% and 3.5% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 10.2% at the end of the 2002 third quarter and 9.1% at year-end 2001. In the 2002 third quarter, the PCS Group removed cancellation fee and late fee reserves from the allowance for doubtful accounts. These amounts are considered revenue adjustments. Prior periods have been reclassified to conform to the current presentation. Bad debt expense, as well as the reserve, increased in the third quarter due to provisions for write-offs in the sub-prime customer segments.

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of definite life intangible assets. The definite life intangible assets include various customer bases, which became fully amortized in August 2002.

Depreciation expense increased 28% in the 2002 third quarter and year-to-date periods from the same 2001 periods mainly reflecting depreciation of the network assets placed in service during 2001 and the first half of 2002.

Amortization expense decreased to $1 million in the 2002 third quarter and $4 million in the 2002 year-to-date period from $60 million and $304 million in the same periods a year ago. Amortization of goodwill and indefinite life intangibles ceased upon adoption of SFAS No. 142 at January 1, 2002. Periodic impairment testing of indefinite life intangibles is now required. This implementation is discussed in Note 5 of the Condensed Notes to Consolidated Financial Statements. Intangibles becoming fully amortized in the third quarter of 2001 accounts for $6 million of the quarter-over-quarter decline in amortization expense and $139 million of the year-to-date decline, while SFAS No. 142 implementation accounts for the remaining $53 million quarter-over-quarter decline and $161 million of the year-to-date decline.

Depreciation and amortization expense was 18.6% of net operating revenues in the 2002 third quarter and 18.4% in the 2002 year-to-date period compared to 19.5% and 23.0% for the same periods a year ago.

In the 2002 third quarter, PCS finalized the charges associated with its closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units, originally estimated at $23 million. As a result of finalizing this estimate, PCS realized an increase to operating income of $6 million.

On November 14, 2002, the PCS Group announced it would reduce its operating expenses through a work force reduction of approximately 1,600 employees and 500 contractors. This action is expected to create a more competitive cost structure for the business. The severance-related costs associated with the work force reduction are expected to result in a pre-tax charge of approximately $31 million in the 2002 fourth quarter. When fully implemented, these actions are expected to result in annualized cash cost savings of approximately $170 million.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 7.0% in the 2002 third quarter and year-to-date periods compared to 6.9% in both 2001 periods. The increase in interest rate is primarily due to additional borrowings with higher interest rates. Interest costs on short-term borrowings, including short-term borrowings classified as long-term debt, and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See "Liquidity and Capital Resources" for more information on Sprint's financing activities.

Other Income (Expense), net

Other income (expense), net consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2002             2001              2002              2001
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $         4       $        7        $        25      $         24
Equity in net losses of affiliates                     (4)             (55)              (105)             (128)
Net losses from investments                             -             (177)              (253)             (177)
Gains on sales of assets                               67                -                117                13
OPEB liability curtailment gain                         -              120                  -               120
Royalties                                               3                -                  9                 -
Foreign currency translation                            7                -                  7                 -
Other, net                                             (3)               5                (34)                2
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $        74       $     (100)       $      (234)     $       (146)
                                              --- ------------- -- -------------- -- ------------- --- -------------

In the 2002 third quarter, equity in net losses of affiliates was driven by the PCS Group's investment in Virgin Mobile. In the 2002 year-to-date period, equity in net losses of affiliates was driven by the PCS Group's investments in Virgin Mobile and Pegaso and the FON Group's investment in Call-Net. In the 2001 third quarter and year-to-date periods, equity in net losses of affiliates was driven by the PCS Group's investment in Pegaso and the FON Group's investment in Intelig.

Net losses from investments in the 2002 year-to-date period mainly include the write-down of EarthLink, Inc. preferred shares to current market value and the write-down of the investment in Intelig.

In September of 2002, Sprint recognized a one-time gain of $67 million related to the sale of its investment in Pegaso. Sprint's net book investment in Pegaso was zero at the end of the 2002 second quarter. In realizing this sale, a $7 million foreign currency translation adjustment previously carried in Other Comprehensive Income was recognized. In the 2002 year-to-date period, gains on sales of assets were driven by the sale of Sprint's investment in Pegaso, certain customer contracts and stock received during a company's demutualization.

In the 2001 year-to-date period, gains on sales of assets mainly include the sale of PCS customers to a PCS third party affiliate.

The OPEB liability gain in the 2001 third quarter resulted from an amendment of certain medical retirement plan benefits.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                                                            September 30,     December 31,
                                                                 2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     23,063     $     24,164
                     PCS Group                                   23,571           22,190
                     Intergroup eliminations                       (631)            (561)
                     ------------------------------------------------------------------------

                     Consolidated assets                   $     46,003     $     45,793
                                                           ----------------------------------


Sprint's consolidated assets increased $210 million in the 2002 year-to-date period. Cash and equivalents increased $425 million due to improved operating cash flows and reduced capital expenditures. Net property, plant, and equipment decreased $58 million. Capital expenditures were more than offset by depreciation expense and the 2002 third quarter asset impairment. The remaining significant change within consolidated assets includes the $241 million write down of our investment in EarthLink, Inc. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

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

Operating Activities

                                                                       Year-to-Date
                                                                       September 30,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     2,845      $     2,808
                     PCS Group                                   1,687              429
                     ------------------------------------------------------------------------

                     Cash flows provided by operating
                        activities                         $     4,532      $     3,237
                                                           ----------------------------------


Cash flow from operations increased $1.3 billion in the 2002 year-to-date period from the same 2001 period. Sprint's improved operating cash flows were driven mainly by the PCS Group's EBITDA (Operating income (loss) plus depreciation, amortization and one-time items) improvement of $988 million. The FON Group also contributed to the improvement with $246 million in EBITDA growth, as cost controls and reductions have mitigated the revenue erosion seen in the global markets division. The remaining increase was primarily due to the receipt of $480 million of tax refunds generated by the economic stimulus bill passed in the 2002 first quarter, partially offset by higher working capital requirements.

Investing Activities

                                                                       Year-to-Date
                                                                      September 30,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $    (1,512)     $    (3,649)
                     PCS Group                                  (2,035)          (2,853)
                     ------------------------------------------------------------------------

                     Cash flows used by
                        investing activities               $    (3,547)     $    (6,502)
                                                           ----------------------------------

The FON Group's capital expenditures totaled $1.6 billion in the 2002 year-to-date period and $3.9 billion in the same 2001 period. Global markets division capital expenditures were incurred mainly to enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus, which is substantially complete. The decline in FON Group capital expenditures in 2002 was driven mainly by the termination of Sprint ION and reduced spending for data-related services. PCS Group capital expenditures were $2.1 billion in the 2002 year-to-date period and $2.9 billion in the same 2001 period. Capital expenditures in both years were mainly for the continued PCS network expansion and fill-in, and the deployment of 3G technology which was launched nationwide in the 2002 third quarter.

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

Proceeds from sales of assets in the 2002 year-to-date period mainly include proceeds from the sale of the PCS Group's investment in Pegaso and sales of certain customer contracts, investment securities, and other administrative assets. The 2001 year-to-date period mainly includes proceeds from sales of PCS customers to an affiliate and certain network and administrative assets.

Financing Activities

                                                                       Year-to-Date
                                                                      September 30,
                                                           ----------------------------------
                                                                  2002             2001
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $    (1,366)     $       819
                     PCS Group                                     806            2,448
                     ------------------------------------------------------------------------

                     Cash flows provided (used) by
                        financing activities               $      (560)     $     3,267
                                                           ----------------------------------


Financing activities include a net debt reduction of $263 million in the 2002 year-to-date period compared to a net increase of $3.0 billion in the same 2001 period. The reduction in the debt requirements in the 2002 year-to-date period is due to the Company's continuing operating cash flow improvement and reduced capital expenditures.

Sprint paid cash dividends of $341 million in the 2002 year-to-date period compared to $340 million in the same 2001 period.

Capital Requirements

Sprint's 2002 investing activities, mainly consisting of capital expenditures, are expected to total $5.4 billion. This excludes any funding for Nextwave spectrum, as there have been significant delays in awarding the licenses arising from various legal and regulatory issues. This potential funding would be approximately $300 million. FON Group capital expenditures are expected to be $2.3 billion. PCS Group capital expenditures are expected to be $3.1 billion. Sprint continues to review capital expenditures and will adjust capital investment in concert with growth. Dividend payments are expected to approximate $459 million in 2002. Sprint expects these capital requirements and dividend payments to be funded by cash generated from operations and other investment activities.

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

In June 2002, Sprint closed on a new PCS Group accounts receivable asset securitization facility. This facility provides Sprint with up to $500 million of additional liquidity. Although this is a three-year facility, it includes an annual renewal provision. The maximum amount of funding available is based on numerous factors and will fluctuate each month. As of September 30, 2002, approximately $340 million would be available. To date, we have not drawn against the facility.

In August 2002, Sprint closed on a new $700 million global markets division accounts receivables asset securitization facility. Similar to the PCS accounts receivables facility, the new global markets facility is a three-year program subject to annual renewal and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. At the end of the quarter, Sprint had $530 million outstanding under the facility.

In August 2002, Sprint closed on a new $1.5 billion revolving bank credit facility. The facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year term-out option. Sprint has no plans to draw against the new facility.

Sprint has reduced its outstanding commercial paper from peak levels of nearly $4 billion earlier this year to zero today. In addition, Sprint expects continued improvements in operating cash flows and has multiple sources of liquidity. As a result, the Company believes the new facilities provide ample capacity.

Certain other notes payable relate to a separate revolving credit facility of $150 million which expires in December 2002. Sprint made a $150 million investment in the entity that provides this credit at the time it was formed in 1997. Upon expiration, Sprint expects to liquidate this investment and receive a cash distribution approximating its original investment.

In September 2002, Sprint announced that it had reached a definitive agreement to sell its directory publishing business, Sprint Publishing & Advertising, to R.H. Donnelley for $2.23 billion in cash. The sale is subject to regulatory approval and is expected to close in early 2003.

Excluding the $150 million revolving credit facility discussed earlier, debt maturities for the remainder of 2002 total approximately $125 million. Debt maturities during 2003 total approximately $1.4 billion. The above sources of liquidity, in addition to Sprint's $738 million cash balance at September 30, 2002, more than fund these requirements, with no dependence on the commercial paper markets.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $5.2 billion at the end of September 2002 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

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

Sprint's ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the commercial paper, bank, term-debt and equity markets. There is significant volatility in the markets at this time caused by the economic downturn, recent business failures and reduced confidence in the financial accounting process. Sprint continues to monitor the markets closely and to take steps to maintain as much financial flexibility as possible, while maintaining a reasonable capital structure cost. Sprint currently does not plan to access the commercial paper market as a result of the downgrade of its short-term debt rating to A3/P3 in June 2002.

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

Interest Rate Risk Management

Fair Value Hedges

Sprint enters into interest rate swap agreements to minimize exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of September 30, 2002, Sprint had no outstanding fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of September 30, 2002, Sprint had no outstanding interest rate cash flow hedges.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at September 30, 2002 or results of operations or cash flows for the quarter ended September 30, 2002. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 95% of Sprint's debt at September 30, 2002 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 1% change in interest rates would have an annual impact of $14 million pre-tax on the statements of operations and cash flows at September 30, 2002. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's long-term debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $17 million at September 30, 2002. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $3 million.

                                                                         PART I.
                                                                         Item 4

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of this Form 10-Q and within 90 days before the filing of the report, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to conduct a review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, members of the financial accounting and legal departments, and Sprint's independent auditors to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures was effective and enabled Sprint to disclose all material financial and non-financial information affecting its businesses. No significant changes were made in Sprint's internal controls or in other factors that could significantly affect those controls after the date of the evaluation.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         On September 30, 2002, the U.S. District Court for the District of Kansas granted in substantial part the motion of defendants Sprint and certain of its directors and officers to dismiss a purported class action lawsuit alleging violation of the federal securities laws initially filed in June 2001 by New England Healthcare Employees Pension Fund and other institutional shareholders. The allegations that were not dismissed assert that defendants knew in April 2000 that Sprint's proposed merger with WorldCom would be rejected by regulatory authorities but failed to publicly disclose that information. The plaintiffs seek damages in an unspecified amount.

         While it is not possible to determine the ultimate disposition of this proceeding, Sprint believes that the outcome of the proceeding will not have a material adverse effect on the financial condition or results of operations of Sprint, the FON Group or the PCS Group.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 2002.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 2002.

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.45 in the 2002 third quarter and 1.30 in the 2002 year-to-date period. Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $135 million in the 2001 third quarter and by $235 million in the 2001 year-to-date period. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income or loss from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

         Health of CEO

         On November 11, 2002, Sprint announced that William T. Esrey, the Company's chairman and chief executive officer, has been diagnosed with lymphoma, a cancer of the lymphatic system, and will begin chemotherapy to treat the disease.

         Doctors at Duke University Medical Center, where Esrey was diagnosed, have informed him that the lymphoma is considered highly treatable and they anticipate a full recovery. Esrey's doctors advised that the normal course of treatment involves a few hours one day every three to four weeks. Esrey will continue to handle his full day-to-day responsibilities as chairman and chief executive officer while undergoing treatment.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

                (a) Stock Purchase Agreement, by and between Sprint Corporation, Centel Directories LLC and R. H. Donnelley Corporation, dated as of September 21, 2002 (filed as
                         Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated September 21, 2002, and incorporated herein by reference).

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

          (10) Material Contracts:

                (a) 364-Day Credit Agreement dated as of August 9, 2002, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Salomon Smith Barney Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, JPMorgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank AG New York Branch and UBS AG, Stamford Branch, as documentation agents.

          (12)     Computation of Ratios of Earnings to Fixed Charges

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of Sprint.

     (b) Reports on Form 8-K

         Sprint filed a Current Report on Form 8-K dated August 6, 2002, that reported that Sprint's Chief Executive Officer and Chief Financial Officer had sent to the SEC their sworn statements in compliance with the SEC's order requiring the filing of sworn statements relating to the 2001 Form 10-K and other documents filed with the SEC under the Securities Exchange Act of 1934 after the 2001 Form 10-K. The statements were included in the Current Report.

         Sprint filed a Current Report on Form 8-K dated August 9, 2002, in which it included pro forma information adjusting net income (loss) and basic and diluted earnings (loss) per share in 2001, 2000 and 1999 to exclude amortization, net of related tax effects, on goodwill and indefinite lived intangibles, as a result of the adoption of SFAS No. 142 on January 1, 2002.

         Sprint filed a Current Report on Form 8-K dated September 21, 2002, in which it reported that it had entered into a definitive agreement to sell its directory publishing business.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                            SPRINT CORPORATION
                                                            --------------------
                                                                (Registrant)





                                      By     /s/  John P. Meyer
                                             -----------------------------------
                                             John P. Meyer
                                             Senior Vice President -- Controller
                                             Principal Accounting Officer


Dated:  November 14, 2002

CERTIFICATIONS

I, William T. Esrey, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sprint Corporation;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002


                                        /s/ William T. Esrey
                                        ----------------------------------------
                                        William T. Esrey
                                        Chairman and Chief Executive Officer

CERTIFICATIONS

I, Robert J. Dellinger, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sprint Corporation;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


                                        /s/ Robert J. Dellinger
                                        ----------------------------------------
                                        Robert J. Dellinger
                                        Executive Vice President
                                        and Chief Financial Officer