Form 10-K
period 2002-12-31
SPRINT CORP
filed 2003-03-07
CIK 101830

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      OR

[_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________  to ________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes __X__   No ____

Aggregate market value of voting and non-voting common equity held by non-affiliates at June 28, 2002, was $13,928,503,414.
                COMMON SHARES OUTSTANDING AT FEBRUARY 21, 2003:

                        FON COMMON STOCK     896,584,780
                        PCS COMMON STOCK
                           Series 1          687,142,404
                           Series 2          278,872,490
                           Series 3           34,441,023
                        CLASS A COMMON STOCK  43,118,018

                     Documents incorporated by reference.

Registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 2002, is incorporated by reference in Part III hereof.

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

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services based on revenues, and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, Sprint's local division currently serves approximately
8.1 million access lines in 18 states. Sprint also operates a 100% digital personal communications service, or PCS, wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology. Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. In light of current events and specific changes in telecommunications, including bankruptcies, over-capacity and the economic downturn, Sprint continues to assess the implications on its operations. Any such assessment may impact the valuation of its long-lived assets. As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its operations and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to
R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003.

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS), which is now called Sprint Telephony PCS L.P. Sprint acquired these ownership interests from Tele-Communications, Inc. (TCI), Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new series of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued additional low vote PCS shares in exchange for this interest.

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

FT no longer holds FON shares, and DT no longer holds either FON or PCS shares.

FON common stock and PCS common stock are intended to reflect the financial results and economic value of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, FON and PCS shareholders are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Shares of FON common stock and PCS common stock do not represent a direct legal interest in the assets and liabilities allocated to either group, but rather represent a direct equity interest in our assets and liabilities as a whole. Sprint's Board of Directors may, subject to the restrictions in Sprint's articles of incorporation, change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval.

Access to Public Filings

Sprint provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the 1934 Act. These documents may be accessed free of charge on Sprint's website at the following address: http://www.sprint.com/sprint/ir. These documents are provided as soon as is practicable after filing with the SEC, although not generally on the same day. These documents may also be found at the SEC's website at http://www.sec.gov.

Operating Segments

Sprint's business is divided into three lines of business: the global markets division, the local division and the PCS wireless telephony products and services business. For financial information relating to Sprint's segments, see
Note 18 to Sprint's consolidated financial statements under Item 8--Financial Statements and Supplementary Data in this Form 10-K.

Sprint FON Group

General Overview of the Sprint FON Group

The FON Group is comprised of the global markets division, the local division and other businesses consisting primarily of wholesale distribution of telecommunications products. The main activities of the global markets division include domestic and international long distance communications (except for consumer long distance services used by customers within Sprint's local franchise territories), broadband fixed wireless services and certain other ventures. The global markets division is the nation's third-largest provider of long distance services based on revenues. The activities of the local division include local exchange communications and consumer long distance services used by customers within Sprint's local franchise territories.

The FON Group is implementing a metropolitan area network (MAN) strategy through the lease and purchase of dark-fiber and lit rings in key U.S. cities. This fiber-optic infrastructure is expected to enable Sprint to reduce local access costs in the future.

The FON Group also includes other businesses consisting primarily of wholesale distribution of telecommunication products. Finally, the FON Group includes investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig Telecommunicacoes Ltda. (Intelig), a long distance provider in Brazil; and certain other telecommunications investments.

Global Markets Division

The global markets division's financial performance for 2002, 2001 and 2000 is summarized as follows:

            -------------------------------------------------------
                                          2002      2001     2000
            -------------------------------------------------------
                                                 (millions)
            Net operating revenues       $8,943   $ 9,916   $10,528
                                         --------------------------
            Operating income (loss)/(1)/ $ (200)  $(2,049)  $   585
                                         --------------------------

/(1)/ Includes $194 million and $1.7 billion of restructuring and asset impairment charges in 2002 and 2001, respectively. In 2002, includes a $3 million charge to increase the reserve for the expected loss on receivables due to the bankruptcy declaration of WorldCom. In 2001, includes a $24 million charge for litigation. In 2000, a $238 million asset impairment charge is included.

General

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as Internet protocol and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. In addition, the global markets division provides web and applications hosting, consulting services, colocation services, and international data communications.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multipoint Multichannel Distribution Services (MMDS) services using current line of sight technology. Current video and high speed data customers continue to receive service. Sprint is pursuing alternative strategies with respect to the spectrum leases and licenses.

Competition

The division competes with AT&T, WorldCom, the Regional Bell Operating Companies (RBOCs) and other telecommunications providers in all segments of the long distance communications market. AT&T continues to have the largest market share of the domestic long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to fill their networks with traffic volume. As of December 31, 2002, the RBOCs have obtained authorization to provide in-region long distance service in 35 states, which has heightened competition. The RBOCs may secure regulatory clearance to offer long distance services in a significant number of the remaining states in the next 12 months. As the RBOCs have entered the long distance service market, they have proven to be formidable long distance competitors. In addition, long distance services provided by wireless service providers are expected to continue to adversely affect the global markets division. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Sprint's ability to compete successfully will depend on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies.

Strategy

In order to achieve profitable market share growth in an increasingly competitive long distance communications environment, the global markets division intends to leverage its principal strategic assets: its high-capacity national fiber-optic network, its tier one Internet Protocol network, its base of business and residential customers, its established national brand, and offerings available from other Sprint operating entities and other affinity relationships. The long distance operation will focus on expanding its presence in the data communications markets. The global markets division continues to deploy network and systems infrastructure which provides reliability, cost effectiveness and technological improvements.

Local Division

General

The local division consists mainly of regulated local phone companies serving approximately 8.1 million access lines in 18 states. The local division provides local voice and data services, including Digital Subscriber Line
(DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division's local network, nationwide long distance services to residential customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. DSL enables high speed transmission of data over existing copper telephone lines.

The local division's financial performance for 2002, 2001 and 2000 is summarized as follows:

                -----------------------------------------------
                                        2002     2001     2000
                -----------------------------------------------
                                              (millions)
                Net operating revenues $6,212   $6,247   $6,155
                                       ------------------------
                Operating income/(1)/  $1,830   $1,783   $1,763
                                       ------------------------

/(1)/ Includes $56 million and $109 million of restructuring charges in 2002 and 2001, respectively. In 2002, includes a $27 million charge to increase the reserve for the expected loss on receivables due to the bankruptcy declaration of WorldCom.

Competition

The local division is principally in suburban and rural markets. As a result, competition in its markets is occurring more gradually than for the RBOCs. In urban areas where the local division operates there is already substantial competition for business customers and indications of increasing competition for residential customers. Cable modems provide increasing competition for high-speed data services for residential customers, and wireless services will continue to grow as an alternative to wireline services. There continues to be significant competition in toll services. Certain mergers or other combinations involving competitors may increase competition. Competition in these services is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

Strategy

The local division's strategy is to market to its local customers Sprint's entire product portfolio as well as its core product line of local voice, advanced network features and data products, including DSL. The local division is also engaged in a trial in which it serves as a CLEC providing local and long distance services to small and medium business customers utilizing leased loops and transport from the ILEC and Sprint-provided switching.

Sprint PCS Group

General Overview of the Sprint PCS Group

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency and a single technology. At year-end 2002, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The service offered by the PCS Group and its third party affiliates now covers more than a quarter billion people. The PCS Group provides nationwide service through a combination of:

   . operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format,

   . affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

   . roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and

   .  roaming on other providers' digital networks that use CDMA.

Sprint launched nationwide third generation (3G) capability in the 2002 third quarter. This capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "PCS Vision", allows consumer and business customers to use their Vision-enabled PCS devices to check personal and corporate e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services under the Sprint brand name on CDMA networks built and operated at their own expense. Several of these affiliates are experiencing financial difficulties, are evaluating restructuring activities and could face bankruptcy. In February 2003, one affiliate filed for bankruptcy protection. For further discussion see Risk Factors Relating to Sprint.

The PCS Group also includes an investment in Virgin Mobile, USA, a joint venture to market wireless services. This investment is accounted for using the equity method.

The PCS Group also provides PCS services to companies that resell PCS services to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service.

The financial performance for the PCS Group for 2002, 2001 and 2000 is summarized as follows:

            --------------------------------------------------------
                                          2002      2001      2000
            --------------------------------------------------------
                                                 (millions)
            Net operating revenues       $12,074   $9,725   $ 6,341
                                         --------------------------
            Operating income (loss)/(1)/ $   475   $ (647)  $(1,928)
                                         --------------------------

/(1) /Includes $138 million and $10 million of restructuring charges in 2002 and 2001, respectively. In 2002, includes a $6 million charge to increase the reserve for the expected loss on receivables due to the bankruptcy declaration of WorldCom. Includes a $24 million charge in 2000 for costs associated with the terminated merger between Sprint and WorldCom.

Competition

The market for wireless services is highly competitive. Each of the markets in which the PCS Group competes is served by other two-way wireless service providers. A majority of the markets, including each of the top 50 metropolitan markets, have five or more wireless service providers including the PCS Group. Many of the PCS Group's competitors have been operating for a number of years and serve a substantial subscriber base. In January 2003, the Federal Communications Commission (FCC) rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators, or as new firms enter the market as additional radio spectrum is made available for commercial wireless services.

Strategy

The PCS Group intends to increase capacity and expand network coverage and to increase market penetration by aggressively marketing competitively priced PCS products and services under the Sprint brand name, offering enhanced voice and data services and seeking to provide superior customer service. The principal elements of the PCS Group's strategy for achieving these goals are:

   .  operating a nationwide digital wireless network,

   .  using state-of-the-art technology, including 3G CDMA,

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

   .  continuing to increase capacity and expand coverage, and

   .  offering PCS Group services in combination with FON Group services.

Legislative and Regulatory Developments

Telecommunications services are subject to regulation at the federal level by the FCC and at the state level by public utilities commissions. In general, incumbent local exchange carriers (ILECs) such as Sprint's local phone companies are subject to the most extensive regulation. Regulation not only covers rates and service terms, but also the terms on which ILECs provide connections and network elements to potential competitors known as competitive local exchange carriers (CLECs). Long distance providers such as the global markets division are subject to less regulation, but still must comply with various statutory requirements and regulations. Commercial mobile radio service
(CMRS) providers such as the PCS Group are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC.

Telecommunications have been and remain the subject of legislative initiatives at both the federal and state levels. The Telecommunications Act of 1996 (Telecom Act) was the first comprehensive update of the Communications Act of 1934. Among other things, the Telecom Act provided a framework for local competition, but required the passage of implementing rules by the FCC and the states. These rules have been the subject of numerous appeals to both the courts and to Congress. In virtually every session of Congress since the adoption of the Telecom Act, legislation has been proposed to amend it. In addition, members of Congress use Congressional hearings and letters to emphasize points to regulators. This Congressional participation in the development of regulatory policy and enforcement makes the regulatory process less predictable and potentially adverse to Sprint's interest. Similar legislative involvement occurs in various states.

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

The FON Group is impacted by local competition rules from two perspectives: primarily, as an ILEC serving approximately 4% of the access lines in the United States and, secondarily, as a potential CLEC for the remainder of the country's access lines. In Columbus, Ohio, Sprint is engaged in a trial in which it serves as a CLEC providing local and long distance services to small and medium business customers utilizing leased loops and transport from the ILEC and Sprint-provided switching. Additionally, Sprint is conducting a limited market test of a CLEC offering targeted to mass market customers in major domestic geographic markets which utilizes a platform of unbundled network elements, referred to as "UNE-P," leased from the ILEC.

In 2001, the FCC commenced a review of its ILEC unbundled network element rules. In February 2003, the FCC voted to adopt an order that addresses various aspects of the unbundled network element rules, including UNE-P, broadband deregulation and high-capacity loops. Under the order, ILECs continue to be required to make available loop and transport elements such as those needed for the Columbus, Ohio trial, but the order establishes a mechanism to allow state regulatory commissions to remove the transport element from the required list if certain competitive tests are met. The order further presumes that UNE-P should remain available for mass-market customers and requires state regulatory commissions to decide whether UNE-P should continue to be available for mass-market customers; if a state should determine that UNE-P should no longer be required, the order establishes a three-year phase-out period. Various parties to the FCC proceeding have announced their intention to appeal the FCC's order.

Separately, the FCC also initiated proceedings to explore whether it should establish performance measures for ILEC provision of unbundled network elements and special access services and it has convened a proceeding to determine the appropriate regulatory requirements for ILEC provision of domestic broadband telecommunications.

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

In May 2001, the FCC initiated a proceeding to determine whether the carrier assessment program described in the preceding paragraph should be changed. In a December 2002 decision, the FCC asked for further comment on whether to move from a carrier assessment based on revenues to a per-line or per-number assessment; in addition, it revised the revenue-based assessment from one based on historical revenues to one based on projected revenues in order to better account for RBOC entry into long distance and the loss of market share by other long distance carriers. The FCC also increased, from 15% to 28.5%, the "safe harbor" estimate of the amount of wireless revenues that can be attributed to interstate and international services. This "safe harbor" can be used by wireless carriers in lieu of attempting to measure how much of their traffic and revenues are from interstate and international calls (and thus subject to federal universal service contributions). This increase in the "safe harbor" is likely to increase the overall share of federal universal service funding borne by wireless carriers. At current funding levels, the effect of this FCC decision should be to reduce slightly the FON Group's contributions to the federal universal service funds.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law. CALEA required telecommunications companies to meet certain "assistance capability requirements" by June 30, 2000. The local division has agreed to a CALEA deployment schedule with the Department of Justice (DOJ) and obtained an extension for CALEA compliance from the FCC until June 30, 2002. The local division has timely filed a petition for further extension until June 30, 2004. This petition and similar petitions filed by other carriers have not been acted on, but based on past practice, no penalties are likely to be imposed for the period after the expiration of the previous extension.

Reallocation of Spectrum

The FCC has issued an order reallocating certain spectrum (the 2150-2162 MHz band) currently used by Sprint and others in the provisioning of MMDS for advanced wireless services. The order provides that incumbents such as Sprint will be relocated to a band that will be identified later and will be reimbursed for their relocation costs.

MMDS License Conditions

The FCC auctioned certain MMDS licenses - those licensed on a basic trading area (BTA) geographic basis - in 1996 for a term of ten years. The licenses may be renewed by the FCC for additional ten year terms. The FCC rules require all licensees of auctioned MMDS spectrum to meet certain buildout requirements in order to retain their licenses of this spectrum. These licensees are required to construct stations to provide signals capable of reaching at least two-thirds of the population of the applicable service area by August 16, 2003 or five years from the deadline specified on a conditional license, whichever is later. Although Sprint believes it has met these requirements in a number of its MMDS markets, it has just begun filing certifications with the FCC and has not yet received confirmation from the FCC that the requirement has been met in any BTA. Sprint, other MMDS licensees and the MMDS trade association have asked the FCC to delay the buildout deadline and to amend its rules regarding the buildout obligation. Those requests remain pending. Failure to comply with FCC requirements in a given market could result in the loss of the MMDS BTA license for that part of the service area in which the buildout requirements are not met.

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

In January 2003, the FCC eliminated its rule prohibiting a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio licenses totaling more than 55MHz in any geographic area. The FCC will now analyze transactions involving spectrum on a case-by-case basis and will impose limits on the amount of spectrum a single entity may hold in a market only if market conditions warrant such restrictions.

The FCC recently reallocated additional spectrum for 3G purposes. The FCC - in coordination with the National Telecommunications Infrastructure Administration
(NTIA) - identified which spectrum bands should be used for advanced wireless services and is considering the technical parameters and service rules to govern operation in these frequencies. After this process is complete, the FCC will auction this spectrum. The amount of spectrum that will be reallocated and the cost of moving incumbent users cannot be determined at this time. In addition, the FCC plans to auction additional spectrum in the 700 MHz band which is currently used for analog broadcasting. It is not clear if the allocation of additional spectrum for 3G purposes and the auction of 700 MHz spectrum for mobile services may impact the value of the PCS Group's current spectrum licenses. At the present time the PCS Group believes that it has adequate spectrum to implement its business plan.

PCS License Conditions

All PCS licenses are granted for 10-year terms if the FCC's construction requirements are met. The licenses are subject to renewal. All 30 MHz broadband major trading area (MTA) licensees must build PCS networks offering coverage to
 1/3 of the population within five years and 2/3 within 10 years. In 2000, the PCS Group met the five-year buildout requirement in all its MTA markets. The PCS Group has already met the ten-year buildout requirement in the majority of its MTA markets and expects to meet the ten-year buildout requirements in all of its MTA markets before the June 2005 deadline. All 10 MHz and 15 MHz broadband PCS licensees must construct networks offering coverage to at least 1/4 of the population or make a showing of "substantial service" within five years of license grant. In April 2002, the PCS Group met the 10/15 MHz five-year buildout requirement in all its BTA markets. Licenses may be revoked if the FCC's construction requirements are not met.

PCS licenses may be renewed for additional 10-year terms. Renewal applications are not subject to auctions and the FCC will award a license renewal expectancy to a licensee that can demonstrate it has provided "substantial service" during the past license term and has substantially complied with the FCC rules.

Other FCC Requirements

By November 24, 2003, all covered CMRS providers, including the PCS Group, must offer a database solution for local number portability (LNP) that must be able to support roaming. LNP allows customers to retain, subject to certain geographical limitations, existing telephone numbers when switching from one telecommunications carrier to another. Once LNP is implemented, current rules require that covered CMRS providers would have to provide LNP in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, if a bona fide request from another carrier (CMRS provider or local exchange carrier) is made.

A number of CMRS carriers and the PCS Group have asked the U.S. Circuit Court of Appeals for the District of Columbia to invalidate the FCC's imposition of this requirement. The LNP requirement would impose increased operating costs on all CMRS carriers and may result in higher subscriber churn rates.

Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities in a two-tiered manner. In the first phase, wireless carriers must identify the base station from which a call originated. In the second phase, wireless carriers must provide location within a radius as small as fifty meters. Implementation of the second phase location requirements must generally begin within six months of a valid request by a public safety organization. The PCS Group has been granted a limited waiver of certain emergency 911 obligations and has sought an additional waiver extending the time within which 100% of its new handsets must contain location capability.

Communications Assistance for Law Enforcement Act

CALEA requires telecommunications carriers, including Sprint, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Like other CMRS carriers, the PCS Group has sought certain extensions of CALEA deadlines for packet-mode data services and these requests remain pending. Sprint believes that the FCC will grant extensions of the deadlines; however, if the extension requests are not granted, the PCS Group could be subject to fines if it is unable to comply with a surveillance request from a law enforcement agency due to the failure to provide the required surveillance capabilities. The PCS Group has also sought clarification from the FCC on the scope of the PCS Group's obligation to intercept packet-mode data services. The FCC has yet to respond to the PCS Group's request for clarification.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration (FAA) regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, FCC rules may subject certain cell site locations to National Environmental Policy Act (NEPA) and National Historic Preservation Act (NHPA) regulation. The FCC's NEPA and NHPA rules require carriers to meet certain land use and radio frequency standards. These requirements can delay or prevent siting in certain areas.

Universal Service Requirements and Access Charges

The FCC and many states have established "universal service" programs to ensure affordable telecommunications services for all U.S. residents. As discussed above under "Sprint FON Group - Universal Service Requirements and Access Reform," the FCC recently increased the "safe harbor" estimate of the amount of wireless revenues that can be attributed to interstate and international services. Although wireless carriers may still rely on their actual interstate traffic levels to determine universal service fund contributions, the FCC's modification of the "safe harbor" is expected to increase the overall share of federal universal service funding borne by wireless carriers, including the PCS Group.

In 2001, the FCC initiated a proceeding to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers. Separately, in 2001, the PCS Group and AT&T filed petitions for a declaratory ruling with the FCC regarding the lawfulness of the PCS Group's practice of charging AT&T for terminating AT&T's long distance calls to the PCS Group's wireless customers. In July 2002, the FCC released a ruling affirming that nothing prohibited wireless carriers from imposing access charges for the use of their networks; however, the FCC also stated that interexchange carriers could not be unilaterally required to pay these charges without a contractual obligation to do so. This ruling is currently on appeal before the U.S. Circuit Court of Appeals for the District of Columbia.

State and Local Regulation

The Telecom Act preempts state and local regulation of market entry or the rates charged by a CMRS provider. States may, however, regulate "other terms and conditions" of mobile service, such as billing practices and other consumer-related issues. Several states have commenced proceedings to implement consumer protection and service quality regulations that would impose substantial incremental costs across the industry.

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

Environmental Compliance

Sprint recently paid $1.9 million for the cleanup of a former manufactured gas plant and has identified an additional seven former manufactured gas plants where it may have some obligation to contribute to cleanup costs. Sprint is evaluating whether and to what extent it has liability with respect to each site and has reserved for additional cleanup costs. The manufactured gas plants are not currently owned or operated by Sprint, but may have been owned or operated by entities acquired by Sprint's subsidiary, Centel Corporation, before Sprint acquired Centel Corporation. Other environmental compliance and remediation expenditures mainly result from the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint's environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material adverse effects on the FON Group or the PCS Group.

Patents, Trademarks and Licenses

Sprint owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. Sprint expects to apply for and develop trademarks, service marks and patents for the benefit of the Groups in the ordinary course of business. "Sprint" and "Sprint PCS" are registered trademarks of Sprint. Sprint is also licensed under domestic and foreign patents and trademarks owned by others. In total, these patents, patent applications, trademarks, service marks and licenses are of material importance to the business. Generally, Sprint's trademarks, trademark licenses and service marks have no limitation on duration; Sprint's patents and licensed patents have remaining terms generally ranging from one to 19 years.

Sprint has granted licenses to others to use its registered trademark "Sprint" in certain situations, including to R.H. Donnelley in connection with the provision of telephone directories in Sprint's local franchise territories and to its third party PCS affiliates.

Employee Relations

At year-end 2002, Sprint had approximately 44,200 FON Group and approximately 28,000 PCS Group active employees. Approximately 8,800 FON Group employees were represented by unions. During 2002, Sprint had no material work stoppages caused by labor controversies.

In the 2002 fourth quarter, Sprint announced plans to consolidate its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as steps to reduce operating costs. These decisions included work force reductions in the FON Group, PCS Group and corporate functions. Additionally, in a separate action, the PCS Group announced it would reduce operating expenses through a further work force reduction.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions' web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that its global markets division will discontinue offering and supporting facilities-based Digital Subscriber Line (DSL) services to customers. These decisions included work force reductions in the FON Group.

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units. These decisions included work force reductions in the PCS Group.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION offerings and announced plans to reduce operating costs. These decisions included work force reductions in the FON Group and corporate functions.

See Note 3 of Notes to Consolidated Financial Statements, "Restructuring and Asset Impairments," for more information on the impacts of these decisions.

Management

For information concerning the executive officers of Sprint, see "Executive Officers of the Registrant" in this document.

Information as to Business Segments

For information required by this section, refer to Sprint's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to Note 18 of Sprint's "Notes to Consolidated Financial Statements" section of the Financial Statements filed as part of this document.

Risk Factors Relating to Tracking Stocks

Unless the context otherwise requires, references to "Sprint," "we," "us," and "our" mean Sprint Corporation and its subsidiaries.

--------------------------------------------------------------------------------
Because the FON stock and the PCS stock are classes of common stock of Sprint, not of the group they are intended to track, the holders of the FON stock and PCS stock are subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Therefore, the market prices of the FON stock and the PCS stock may not accurately reflect the performance of the group they are intended to track.

--------------------------------------------------------------------------------

FON stock and PCS stock are intended to track the performance of the FON Group and the PCS Group, respectively. However, they do not represent a direct legal interest in the assets and liabilities of the groups, but represent a direct equity interest in our assets and liabilities as a whole. Holders of FON stock and PCS stock are common stockholders of Sprint and as such are subject to the risks related to all of our businesses, assets and liabilities. This means that events affecting the business, assets or financial condition of the FON Group could also adversely affect the business, assets or financial condition of the PCS Group and vice versa. In addition, negative investor expectations for one group could adversely affect both groups. Consequently, the market price of both the FON stock and the PCS stock may not accurately reflect the performance of the group they are intended to track.

--------------------------------------------------------------------------------
Holders of FON stock and PCS stock vote together on most matters submitted to a vote of our stockholders and the holders of the class of common stock with the least votes will likely not be able to determine the outcome of the vote.

--------------------------------------------------------------------------------

Sprint is the issuer of both the FON stock and the PCS stock. With few exceptions, holders of FON stock and PCS stock have only the rights customarily held by common stockholders of a corporation and do not have rights specifically related to the assets or business of either group. For example, holders of FON stock vote together with holders of PCS stock as a single class on most matters, including the election of directors. The FON stock has one vote per share. The vote per share of the PCS stock fluctuates, based on its market price relative to the market price of a share of FON stock for a period of time before the record date for a stockholders' meeting. The holders of the stock with the greater voting power would be in a position to control the outcome of stockholder votes, including the election of directors. This would be true even if the matter to be voted upon involves a conflict in the interests of the holders of the FON stock and the PCS stock.

--------------------------------------------------------------------------------
Under applicable corporate law, Sprint's board of directors does not owe separate duties to the holders of the FON stock or to the holders of the PCS stock.

--------------------------------------------------------------------------------

Sprint has a single board of directors and no separate board represents solely the interests of the holders of the FON stock or PCS stock. Consequently, there is no board of directors that owes separate duties to the holders of either the FON stock or the PCS stock. Our tracking stock policies provide that our Board, in resolving material matters in which the holders of FON stock and PCS stock have potentially divergent interests, will act in the best interest of Sprint and all of its common stockholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of common stock. These tracking stock policies may be changed by the board of directors without stockholder approval.

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

   .  transfer of assets from one group to the other group,

   . allocation of consideration in a merger among holders of FON stock and PCS stock,

   .  intercompany loans from one group to the other group,

   . formulation of public policy positions that could have different effects on the interests of the FON Group and the PCS Group, and

   .  operational and financial decisions.

Sprint's board of directors may convert each share of PCS stock, Series 1 into shares of FON stock, Series 1 at any time. At the same time, it must convert the PCS stock, Series 2 into FON stock, Series 2 and the PCS stock, Series 3 into FON stock, Series 3. In addition, the unissued shares of PCS stock underlying the Class A common stock will convert into unissued shares of FON stock. The conversion ratio is at the discretion of the board of directors, subject to the requirement that it must make independent determinations as to the fairness of the conversion ratio to the holders of the PCS stock, taken as a separate class, and to the holders of the FON stock, taken as a separate class. Subject to this requirement, the conversion rate determined by the board may benefit, or appear to benefit, the holders of one stock to the detriment of the holders of the other stock.

Policies adopted by our board of directors with respect to our tracking stocks provide that loans from the FON Group to the PCS Group will be made at interest rates and on terms and conditions substantially equivalent to the interest rates and terms and conditions that the PCS Group would be able to obtain from third parties, including the public markets, as a wholly owned subsidiary, but without the benefit of any guaranty from Sprint or any member of the FON Group. This provision applies regardless of the interest rate at which the loaned funds are borrowed by Sprint or the FON Group. We anticipate that the interest rates payable by the PCS Group will continue to be higher than those payable by Sprint or the FON Group for the foreseeable future.

Sprint's tracking stock policies also provide guidelines for addressing material conflicts. Sprint's board of directors has appointed a committee, consisting of outside board members, to interpret and oversee implementation of these policies. Subject to these policies, the resolution of conflicts by the board may benefit, or appear to benefit, one group at the expense of the other group.

--------------------------------------------------------------------------------
A majority of our directors own more FON stock than PCS stock, which could give rise to claims of conflict of interest.

--------------------------------------------------------------------------------

A majority of the members of our board of directors have a greater economic interest in the FON Group than in the PCS Group. Some of our directors have a greater economic interest in the PCS Group. This difference in ownership could give rise to claims of conflict of interest when our board of directors makes decisions on matters where the interests of the FON Group and the PCS Group diverge.

--------------------------------------------------------------------------------
Payments to the PCS Group under the tax sharing arrangement could be less than expected, and our board of directors could change the terms of the tax sharing arrangement to the detriment or benefit of one group over the other group.

--------------------------------------------------------------------------------

Federal and state income taxes incurred by Sprint are allocated between the groups in accordance with a tax sharing arrangement. These allocations are based principally on the taxable income and tax credits contributed by each group. Allocations to or from the PCS Group are intended to reflect its actual incremental cumulative effect (positive or negative) on Sprint's consolidated federal and state taxable income and related tax liability and tax credit positions. Significant payments pursuant to the tax sharing arrangement have been made by the FON Group to the PCS Group and Sprint expects that significant payments will continue to be made by the FON Group to the PCS Group in the near future, in light of the tax losses that the PCS Group has incurred or is expected to incur during this time. It is possible that these payments will be more or less than expected. For example, PCS Group losses or FON Group income could be less than anticipated, in which case the payments to the PCS Group would be less than expected. Sprint's board of directors could change the terms of the tax sharing arrangement in a way that would benefit one group over the other group.

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

Risk Factors Relating to Sprint

--------------------------------------------------------------------------------
Failure to satisfy Sprint's capital requirements could cause us to delay or abandon our expansion plans.

--------------------------------------------------------------------------------

The PCS Group and the FON Group will continue to require additional capital to continue to expand their businesses. We intend to fund these capital requirements with cash flow generated from operations. If we do not generate sufficient cash flow from operations, we may need to rely on additional financing to expand our business. Sprint may not be able to arrange additional financing to fund its capital requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our financial performance, general economic conditions, and prevailing market conditions. Many of these factors are beyond Sprint's control. Either of the PCS Group's or the FON Group's financing efforts may adversely affect the other group's ability to raise additional capital. Failure to obtain suitable financing could, among other things, result in the inability of the PCS Group and/or the FON Group to continue to expand their businesses and meet competitive challenges.

--------------------------------------------------------------------------------
If Sprint incurs additional indebtedness, it could cause a decline in our credit rating, and could limit our ability to raise additional capital.

--------------------------------------------------------------------------------

We have substantial indebtedness. We could incur additional indebtedness in the future as we implement the business plans of the PCS Group and the FON Group if we do not generate sufficient cash flow from operations to implement these plans. In connection with the execution of our business strategies, we are continually evaluating acquisition opportunities with respect to both the PCS Group and the FON Group, and we may elect to finance acquisitions by incurring additional indebtedness. We must use a portion of our future cash flow from operations to pay the principal and interest on our indebtedness, which will reduce the funds available for our operations, including capital investments and business expenses. This could hinder our ability to adjust to changing market and economic conditions. If we incur significant additional indebtedness, our credit rating could be adversely affected. As a result, our future borrowing costs would likely increase and our access to capital could be adversely affected.

--------------------------------------------------------------------------------
If the PCS Group does not achieve and maintain profitability or if the FON
Group continues to experience declining operating revenues, our ability to compete effectively and our credit rating will likely be adversely affected.

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

Although EBITDA (operating income or loss plus depreciation and amortization) for the FON Group is increasing, the FON Group has experienced declining operating revenues for the past several quarters. If the FON Group cannot increase its revenues, it may be unable to make the capital expenditures necessary to implement its business plan or otherwise conduct its business in an effective and competitive manner. This could further damage our ability to maintain or increase revenues of Sprint as a whole.

If the PCS Group does not achieve and maintain profitability on a timely basis or if the FON Group continues to experience declining operating revenues, our credit rating will likely be adversely affected. If our credit rating is adversely affected, our future borrowing costs would likely increase and our access to capital may be adversely affected.

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

PCS Group. The PCS Group competes in markets served by other two-way wireless service providers. A majority of the markets including each of the top 50 metropolitan markets have five or more wireless service providers. Many of these competitors have been operating for a number of years and serve a substantial subscriber base. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer customers network features not offered by the PCS Group. The actions of these larger wireless communications operators could negatively affect the PCS Group's customer churn, ability to attract new customers, average revenue per user, cost to acquire customers, and operating costs per customer.

The PCS Group relies on agreements with competitors to provide automatic roaming capability to PCS Group customers in many of the areas of the United States not covered by the PCS Group's network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by the PCS Group's network or may be able to offer roaming rates that are lower than those offered by the PCS Group. Certain of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, AT&T Wireless has sought reconsideration of an FCC ruling in order to expedite elimination of the engineering standard (AMPS) for the dominant air interface on which PCS customers roam. If AT&T Wireless is successful and the FCC eliminates this standard before the PCS Group can transition its handsets to different standards, customers of the PCS Group could be unable to roam in those markets where cellular operators cease to offer their AMPS network for roaming.

Many wireless providers have been upgrading their systems and provide expanded and digital services to compete with the PCS Group's services. Many of these wireless providers require their customers to enter into long term contracts, which may make it more difficult for the PCS Group to attract customers away from these wireless providers.

We anticipate that market prices for wireless voice services and products generally will be under pressure in the future as a result of increased competition. All of this may lead to greater choices for customers, possible consumer confusion, and increased industry churn.

FON Group. The FON Group competes with AT&T, WorldCom and the RBOCs, as well as a host of smaller competitors in the provision of long distance services. Some of these companies have built high-capacity fiber-optic networks capable of supporting large amounts of bandwidth. Although these companies have not captured a large market share, they and others with a strategy of using Internet-based networks claim certain cost structure advantages which, among other factors, may position them well for the future. Increased competition has forced lower prices for long distance services. The significant increase in capacity resulting from new networks may drive prices down further.

The Telecommunications Act of 1996 allows the RBOCs to provide long distance services in their respective regions if certain conditions are met. By year-end 2002, the RBOCs had received authority to enter the long distance market in 35 states. The RBOCs may secure regulatory clearance to offer long distance services in a significant number of their remaining states in the next 12 months. As the RBOCs have entered the market, they have proven to be formidable long distance competitors. In addition, long distance services provided by wireless service providers are expected to continue to adversely affect the global markets division.

The local division is principally in suburban and rural markets. As a result, competition in the local division's markets is occurring more gradually than for the RBOCs. In urban areas where the local division operates there is already substantial competition for business customers and indications of increasing competition for residential customers. Cable modems provide increasing competition for high-speed data services for residential customers, and wireless services will continue to grow as an alternative to wireline services. These competitive inroads, combined with the current economic downturn, have resulted in some decline in access lines served by the local division and in its switched access and long distance minutes. Certain mergers or other combinations involving our competitors may increase competition.

--------------------------------------------------------------------------------
Demand for some of Sprint's communications products and services has been adversely affected by the downturn in the United States economy as well as bankruptcies of customers. The financial difficulties of Sprint's suppliers could result in additional expenses and interruption of its services.

--------------------------------------------------------------------------------

A number of the FON Group's customers have struggled financially and some have filed for bankruptcy. As a result, we have experienced lower than expected revenues for our business.

Likewise, a number of our suppliers have experienced financial challenges. WorldCom has filed for bankruptcy. If suppliers cannot meet their commitments, we would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of our networks and the offering of our products and services. If WorldCom fails to meet its commitments under various long-term lease and services agreements relating to network facilities, Sprint would have to pursue alternative strategies to provide this capacity that could result in delays, interruptions or additional expenses.

If current general economic conditions worsen or if other companies file for bankruptcy, the revenues, cash flow, and operating results of the PCS Group, the FON Group, and our company as a whole could be adversely affected.

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

--------------------------------------------------------------------------------
The financial difficulties being experienced by the PCS Group affiliates will likely force the PCS Group to incur additional expenses and adversely affect its financial performance.

--------------------------------------------------------------------------------

The PCS Group supplements its own network buildout through affiliation arrangements with other companies. Under these arrangements, these companies offer PCS services under the Sprint brand name and build and operate CDMA networks at their own expense. In most cases, the PCS Group pays these companies a fee based on collected revenues for operating the network on its behalf. Several of these affiliates are currently experiencing financial difficulties, are evaluating restructuring alternatives, and could face bankruptcy. One affiliate recently declared bankruptcy, alleging that Sprint violated its agreements with the affiliate. Additionally, the affiliate asserts the percentage of collected revenues paid as a fee to this affiliate increased as a result of the acceleration of its debt, a claim Sprint is challenging. The PCS Group may incur additional expenses to ensure that service is available to its customers in the areas served by these affiliates or its customers may have to incur roaming charges in areas where service was previously provided by the affiliates. Furthermore, if the PCS Group affiliates cease operations, it could increase the cost of Sprint's meeting FCC buildout requirements.

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

--------------------------------------------------------------------------------

A key element in the economic success of wireless carriers is the rate of customer churn. Customer churn for the PCS Group for the year 2002 was higher than it was for the year 2001. Current strategies to reduce customer churn may not be successful. In addition, the implementation of local number portability, now scheduled for November 2003, is likely to increase churn. A continued high rate of customer churn would impair our ability to increase the revenues of, or cause a deterioration in the operating margin of, the PCS Group or Sprint as a whole.

--------------------------------------------------------------------------------
Government regulation could adversely affect the prospects and results of operations of the PCS Group and the FON Group.

--------------------------------------------------------------------------------

PCS Group. The licensing, construction, operation, sale, and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. The Communications Act of 1934 preempts state and local regulation of market entry by, and the rates charged by, CMRS providers. States may, however, regulate such things as billing practices and consumer-related issues. Several states have commenced proceedings to implement consumer protection and service quality regulations that could significantly increase the costs of the PCS Group's operations. The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal statutes addressing environmental protection and historic preservation. The FCC, the FAA, or other governmental authorities having jurisdiction over the PCS Group's business could adopt regulations or take other actions that would adversely affect the business prospects or results of operations of the PCS Group.

FCC licenses to provide PCS services are subject to renewal and revocation. The PCS Group's metropolitan trading area licenses will expire in 2005, and its basic trading area licenses will expire in 2007. Metropolitan trading areas and basic trading areas are areas defined by the FCC for the purpose of issuing licenses for PCS. Several basic trading areas make up each metropolitan trading area. The licenses may be renewed by the FCC for additional ten-year terms, but there is no guarantee that the PCS Group's licenses will be renewed. FCC rules require all PCS licensees to meet certain buildout requirements to retain their licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the PCS Group's PCS license for that license area.

Failure by various regulatory bodies to make telephone numbers available in a timely fashion could result in the PCS Group not having enough local numbers to assign to new subscribers in certain markets. The FCC has adopted rules to promote the efficient use of numbering resources, including restrictions on the assignment of telephone numbers to carriers, including wireless carriers. The FCC has delegated to states the authority to assign, administer, and conserve telephone numbers. The FCC lifted its prohibition on area codes designated only for customers using a specific technology, such as an area code for only those using wireless technology, and now considers proposals submitted by state commissions seeking to implement this change on a case-by-case basis. Depending on the rules adopted by the states, the supply of available numbers could be adversely restricted. As a result, the PCS Group:

   . may be required to assign subscribers non-local telephone numbers, which may be a disincentive for potential customers to subscribe to PCS service,

   . may incur significant costs to either acquire new numbers or reassign subscribers to new numbers, and

   .  may be unable to enroll new subscribers at projected rates.

FON Group. FCC licenses to provide MMDS are subject to renewal and revocation. The FCC auctioned certain MMDS licenses--those licensed on a basic trading area geographic basis--in 1996 for a term of ten years. Those licenses will expire in 2006. The licenses may be renewed by the FCC for additional ten-year terms, but there is no guarantee that Sprint's MMDS licenses will be renewed. The FCC rules require all licensees of auctioned MMDS spectrum to meet certain buildout requirements in order to retain their licenses of this spectrum. These licensees are required to construct stations to provide signals capable of reaching at least two-thirds of the population of the applicable service area by August 16, 2003 or five years from the deadline specified on a conditional license, whichever is later. Although the FON Group believes it has met these requirements in a number of its MMDS markets, it has not received confirmation from the FCC. Failure to comply with FCC requirements in a given market could result in the loss of the MMDS license for that part of the service area in which the buildout requirements are not met.

--------------------------------------------------------------------------------
Failure to complete development, testing and rollout of new technology could affect Sprint's ability to compete in the industry.

--------------------------------------------------------------------------------

On an ongoing basis, Sprint develops, tests and rolls out various new technologies intended to help us compete in the industry. Successful implementation of technology upgrades depends on the success of contract negotiations and vendors meeting their obligations in a timely manner. We may not successfully complete the development and rollout of new technology in a timely manner, and any new technology may not be widely accepted by customers. In either case, we may not be able to compete effectively in the industry.

--------------------------------------------------------------------------------
Delays associated with hiring a qualified individual to replace Sprint's chief executive officer could adversely affect its financial performance.

--------------------------------------------------------------------------------

Sprint's outside directors have offered the position of Chief Executive Officer of the corporation to Gary Forsee, Vice Chairman of BellSouth Corporation. BellSouth obtained a preliminary injunction to prevent Mr. Forsee from joining Sprint. Although the court invalidated the non-compete provisions of Mr. Forsee's employment agreement, the non-disclosure provisions of the agreement are currently subject to arbitration. If the invalidation of the non-compete is reversed on appeal, if the arbitration proceedings are delayed for an extended period of time, or if the arbitrator fails to determine that Mr. Forsee can join Sprint without violating the non-disclosure provisions, the delay in hiring Mr. Forsee or the delay and difficulty in finding and hiring someone other than Mr. Forsee could adversely affect Sprint's ability to formulate and execute its business strategies and therefore could adversely affect its financial performance.

--------------------------------------------------------------------------------
Item 2. Properties
--------------------------------------------------------------------------------

Sprint's gross property, plant and equipment totaled $52.0 billion at year-end 2002. Of this amount $18.3 billion relates to the FON Group's local division, $14.5 billion relates to the FON Group's global markets division, $17.0 billion relates to the PCS Group and the remainder relates to the FON Group's product distribution properties and general support assets.

The FON Group's gross property, plant and equipment totaled $35.1 billion at year-end 2002. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The long distance operation has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network. Under various long-term lease and services agreements, WorldCom provides Sprint access to network facilities that compose approximately 20% of Sprint's long distance fiber network and a larger percentage of network traffic. These network facilities are also shared or utilized by WorldCom.

The PCS Group's properties consist of network assets including base transceiver stations, switching equipment and towers, as well as, leased and owned general office facilities and retail stores. The PCS Group leases space for base station towers and switch sites for its PCS network. At year-end 2002, the PCS Group had under lease (or options to lease) approximately 21,000 cell sites.

Sprint owns its corporate campus located in the greater Kansas City metropolitan area.

Gross property, plant and equipment totaling $16.1 billion is either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

For additional information, see Note 16 of the Notes to Consolidated Financial Statements.

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

In June 2001, New England Healthcare Employees Pension Fund and other institutional shareholders filed a purported class action lawsuit against Sprint and certain of its directors and officers in the U.S. District Court for the District of Kansas. The lawsuit alleged violations of the federal securities laws. The plaintiffs seek damages in an unspecified amount. In September 2002, the Court granted in substantial part the motion of defendants to dismiss the lawsuit. The allegations that were not dismissed assert that defendants knew in April 2000 that Sprint's proposed merger with WorldCom would be rejected by regulatory authorities but failed to publicly disclose that information.

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

While it is not possible to determine the ultimate disposition of each of these proceedings, Sprint believes that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on Sprint's, the FON Group's or the PCS Group's financial conditions or results of operations. For additional information see Note 16 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

--------------------------------------------------------------------------------
Item 10(b). Executive Officers of the Registrant
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Office                                                                    Name                     Age
------------------------------------------------------------------------------------------------------
Chairman and Chief Executive Officer                                      William T. Esrey/(1)/    63
President and Chief Operating Officer                                     Ronald T. LeMay/(2)/     57
President--Local Telecommunications Division                              Michael B. Fuller/(3)/   58
President--Sprint PCS                                                     Len J. Lauer/(4)/        45
Executive Vice President--Chief Financial Officer                         Robert J. Dellinger/(5)/ 42
Executive Vice President--General Counsel, External Affairs and Corporate
 Secretary                                                                J. Richard Devlin/(6)/   52
Senior Vice President and Treasurer                                       Gene M. Betts/(7)/       50
Senior Vice President and Controller                                      John P. Meyer/(8)/       52
Senior Vice President--Strategic Planning and Corporate Development       Liane J. Pelletier/(9)/  45
Senior Vice President--Communications and Human Resources                 I. Benjamin Watson/(10)/ 54

/(1)/ Mr. Esrey was elected Chairman in 1990. He was elected Chief Executive
      Officer and a member of the Board of Directors in 1985.

/(2)/ Mr. LeMay was elected President and Chief Operating Officer and a member of the Board of Directors in 1997.

/(3)/ Mr. Fuller was elected President--Local Telecommunications Division in
      1996.

/(4)/ Mr. Lauer became President--Sprint PCS in October 2002. He had served as
      President--Global Markets Division since September 2000. He had been elected President--Sprint Business in June 2000. Mr. Lauer served as President--Consumer Services Group of Sprint/United Management Company, a subsidiary of Sprint, from 1999 to 2000. He joined Sprint in 1998 as Senior Vice President--Quality, Development and Public Relations. From 1995 to 1998, he had been President and Chief Executive Officer of Bell Atlantic--New Jersey, a telecommunications company.

/(5)/ Mr. Dellinger was elected Executive Vice President--Chief Financial
      Officer in June 2002. He had served as Executive Vice President--Finance since April 2002. Before joining Sprint, he had served as President and Chief Executive Officer of GE Frankona Re based in Munich Germany with responsibility for the European operations of General Electric's Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as President and Chief Executive Officer of General Electric's Employers Reinsurance Corporation's Property and Casualty Reinsurance Business in Europe and Asia. From 1997 to 2000, he served as Executive Vice President and Chief Financial Officer of General Electric's Employers Reinsurance Corporation.

/(6)/ Mr. Devlin was elected Executive Vice President--General Counsel and
      External Affairs in 1989. He was elected Corporate Secretary in June 2002.

/(7)/ Mr. Betts was elected Senior Vice President in 1990. He was elected
      Treasurer in 1998.

/(8) /Mr. Meyer was elected Senior Vice President--Controller in 1993.

/(9)/ Ms. Pelletier was elected Senior Vice President--Strategic Planning and
      Corporate Development in 2000. She had served as Vice
      President--Corporate Strategy of Sprint/United Management Company since 1995.

/(10) /Mr. Watson became Senior Vice President--Communications and Human
      Resources in August 2002. He had served as Senior Vice President--Human Resources since 1993.

There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Sprint's outside directors have offered the position of Chief Executive Officer of the corporation to Gary Forsee, Vice Chairman of BellSouth Corporation. In February 2003, the Board announced that William T. Esrey and Ronald T. LeMay have agreed to remain as the Company's chairman/chief executive officer and chief operating officer, respectively, during the transition period until Mr. Esrey's successor can assume the role of chief executive officer.

Part II

--------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

Common Stock Data

--------------------------------------------------------------------------------

                                         2002 Market Price
                                        --------------------
                                                       End
                                                        of
                                         High   Low   Period
                    ----------------------------------------
                    FON Stock, Series 1
                      First quarter     $20.47 $12.51 $15.29
                      Second quarter     17.53   8.80  10.61
                      Third quarter      13.15   6.65   9.12
                      Fourth quarter     15.40   7.96  14.48
                    PCS Stock, Series 1
                      First quarter      25.20   7.22  10.29
                      Second quarter     13.45   3.50   4.47
                      Third quarter       6.93   1.75   1.96
                      Fourth quarter      6.38   1.77   4.38

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

As of February 21, 2003, Sprint had approximately 64,900 FON stock, Series 1 record holders, 58,300 PCS stock, Series 1 record holders, eight PCS stock, Series 2 record holders, one PCS stock, Series 3 record holder, and one Class A common stock record holder. The principal trading market for Sprint's FON stock, Series 1 and PCS stock, Series 1 is the New York Stock Exchange. The PCS stock, Series 2 and 3 and the Class A common stock are not publicly traded. Sprint paid a FON stock dividend of $0.125 per share in each of the quarters of 2002 and 2001. Sprint paid Class A common stock dividends of $0.125 per share in the first quarter of 2001. Sprint does not intend to pay dividends on the PCS stock in the foreseeable future.

--------------------------------------------------------------------------------
Item 6. Selected Financial Data
--------------------------------------------------------------------------------

Consolidated Selected Financial Data

--------------------------------------------------------------------------------

                                                                                2002     2001     2000     1999   1998/(1)/
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (millions, except per share data)
Results of Operations
---------------------------------------------------------------------------------------------------------------------------
Net operating revenues                                                        $26,634  $25,515  $23,145  $19,857  $16,749
Operating income (loss)/(3),(7)/                                                2,100     (901)     296     (484)      21
Income (Loss) from continuing operations/(3),(4),(7)/                             468   (1,552)    (732)    (859)     475

Earnings per Share and Dividends
---------------------------------------------------------------------------------------------------------------------------
Earnings per Sprint common share from continuing operations:/(2),(3),(4),(7)/
   Diluted                                                                    $    NA  $    NA  $    NA  $    NA  $  2.08
   Basic                                                                           NA       NA       NA       NA     2.11
Dividends per Sprint common share                                                  NA       NA       NA       NA     0.75

Earnings (Loss) per Share and Dividends
---------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per common share from continuing
 operations:/(2),(3),(4),(5),(6),(7)/
   Sprint FON Group (diluted)                                                 $  1.18  $ (0.33) $  1.28  $  1.84  $  0.17
   Sprint FON Group (basic)                                                      1.18    (0.33)    1.30     1.88     0.17
   Sprint PCS Group (diluted and basic)                                         (0.58)   (1.27)   (1.95)   (2.71)   (0.63)
Dividends per FON common share                                                   0.50     0.50     0.50     0.50    0.125

Financial Position
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $45,293  $45,793  $43,068  $39,721  $33,257
Property, plant and equipment, gross                                           52,033   48,706   43,072   37,051   32,124
Property, plant and equipment, net                                             28,745   28,960   25,291   21,939   18,976
Total debt (including short-term and long-term borrowings, equity unit
 notes and redeemable preferred stock)                                         22,273   22,883   18,975   17,028   12,445
Shareholders' equity                                                           12,294   12,616   13,716   13,313   12,202

Cash Flow Data
---------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities--continuing operations                     $ 6,206  $ 4,563  $ 4,096  $ 1,801  $ 4,134
Capital expenditures                                                            4,849    9,046    7,152    6,088    4,229

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported. All prior period amounts have been restated to reflect the results of Sprint's directory publishing business, which was sold in January 2003, as a discontinued operation.

See footnotes following Consolidating Selected Financial Data.

NA = Not applicable

--------------------------------------------------------------------------------
Item 6. Selected Financial Data (continued)
--------------------------------------------------------------------------------

Consolidating Selected Financial Data

--------------------------------------------------------------------------------------------------------------------
                                                                         2002     2001     2000     1999   1998/(1)/
--------------------------------------------------------------------------------------------------------------------
                                                                                        (millions)
Results of Operations
--------------------------------------------------------------------------------------------------------------------
Net operating revenues
   Sprint FON Group                                                    $15,182  $16,368  $17,220  $16,752  $15,563
   Sprint PCS Group                                                     12,074    9,725    6,341    3,373    1,294
   Eliminations                                                           (622)    (578)    (416)    (268)    (108)
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $26,634  $25,515  $23,145  $19,857  $16,749
                                                                       -------------------------------------------
Operating income (loss)/(3),(7)/
   Sprint FON Group                                                    $ 1,592  $  (265) $ 2,224  $ 2,753  $ 2,591
   Sprint PCS Group                                                        475     (647)  (1,928)  (3,237)  (2,570)
   Eliminations                                                             33       11       --       --       --
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $ 2,100  $  (901) $   296  $  (484) $    21
                                                                       -------------------------------------------
Income (Loss) from continuing operations/(3),(4),(7)/
   Sprint FON Group                                                    $ 1,046  $  (296) $ 1,136  $ 1,622  $ 1,565
   Sprint PCS Group                                                       (578)  (1,249)  (1,868)  (2,481)  (1,090)
   Eliminations                                                             --       (7)      --       --       --
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $   468  $(1,552) $  (732) $  (859) $   475
                                                                       -------------------------------------------

Financial Position
--------------------------------------------------------------------------------------------------------------------
Total assets
   Sprint FON Group                                                    $23,043  $24,272  $24,190  $22,247  $18,975
   Sprint PCS Group                                                     23,022   22,190   19,763   17,924   15,165
   Eliminations                                                           (772)    (669)    (885)    (450)    (883)
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $45,293  $45,793  $43,068  $39,721  $33,257
                                                                       -------------------------------------------
Property, plant and equipment, gross
   Sprint FON Group                                                    $35,055  $34,072  $30,955  $27,640  $25,136
   Sprint PCS Group                                                     16,978   14,634   12,117    9,411    6,988
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $52,033  $48,706  $43,072  $37,051  $32,124
                                                                       -------------------------------------------
Property, plant and equipment, net
   Sprint FON Group                                                    $16,894  $17,491  $15,808  $13,972  $12,457
   Sprint PCS Group                                                     11,897   11,516    9,522    7,996    6,535
   Eliminations                                                            (46)     (47)     (39)     (29)     (16)
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $28,745  $28,960  $25,291  $21,939  $18,976
                                                                       -------------------------------------------
Total debt (including short-term and long-term borrowings, equity unit notes and redeemable preferred stock)
   Sprint FON Group                                                    $ 3,980  $ 5,324  $ 4,518  $ 5,443  $ 4,452
   Sprint PCS Group                                                     18,573   17,839   14,906   12,015    8,721
   Eliminations                                                           (280)    (280)    (449)    (430)    (728)
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $22,273  $22,883  $18,975  $17,028  $12,445
                                                                       -------------------------------------------
Shareholders' equity
   Sprint FON Group                                                    $11,814  $11,704  $12,343  $10,514  $ 9,024
   Sprint PCS Group                                                        480      912    1,366    2,794    3,229
   Eliminations                                                             --       --        7        5      (51)
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $12,294  $12,616  $13,716  $13,313  $12,202
                                                                       -------------------------------------------

Cash Flow Data
--------------------------------------------------------------------------------------------------------------------
Net cash from operating activities--continuing operations
   Sprint FON Group                                                    $ 4,176  $ 4,457  $ 4,104  $ 3,562  $ 3,850
   Sprint PCS Group                                                      2,030      106       (8)  (1,692)    (159)
   Eliminations                                                             --       --       --      (69)     443
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $ 6,206  $ 4,563  $ 4,096  $ 1,801  $ 4,134
                                                                       -------------------------------------------
Capital expenditures
   Sprint FON Group                                                    $ 2,181  $ 5,295  $ 4,105  $ 3,508  $ 3,157
   Sprint PCS Group                                                      2,668    3,751    3,047    2,580    1,072
-------------------------------------------------------------------------------------------------------------------
   Consolidated                                                        $ 4,849  $ 9,046  $ 7,152  $ 6,088  $ 4,229
                                                                       -------------------------------------------

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported. All prior period amounts have been restated to reflect the results of Sprint's directory publishing business, which was sold in January 2003, as a discontinued operation.

See footnotes following Consolidating Selected Financial Data.

--------------------------------------------------------------------------------
Item 6. Selected Financial Data (continued)
--------------------------------------------------------------------------------

/(1) /Sprint's 1998 results of operations include Sprint PCS Group's operating results on a consolidated basis for the entire year. The Cable Partners' share of losses through the PCS Restructuring date has been reflected as "Other partners' loss in Sprint PCS" in the results of operations. Sprint PCS Group's financial position at year-end 1998 has also been reflected on a consolidated basis. Cash flow data reflects Sprint PCS Group's cash flows only after the PCS Restructuring date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" for more information relating to the November 1998 PCS Restructuring.

/(2) /As discussed in Note 1 of Notes to Consolidated Financial Statements, the
     Recapitalization occurred in November 1998. As a result, earnings per share for Sprint common stock reflects earnings through the Recapitalization date, while earnings (loss) per share for FON common stock and PCS common stock reflects results from that date to year-end 1998.

/(3) /In 2002, Sprint recorded charges reducing Sprint's operating income by $402 million and reducing income from continuing operations by $253 million. The FON Group recorded charges reducing operating income by $281 million and reducing income from continuing operations by $176 million. The charges taken by the FON Group are related primarily to restructurings, asset impairments and expected loss on WorldCom receivables. The PCS Group recorded charges reducing operating income by $121 million and reducing income from continuing operations by $77 million. The PCS Group charges also relate primarily to restructurings, asset impairments and expected loss on WorldCom receivables.

     In 2001, Sprint recorded charges reducing Sprint's operating income by $1,837 million to an operating loss and increasing the loss from continuing operations by $1,151 million. The charge to the FON Group reduced operating income by $1,827 million and reduced income from continuing operations by $1,144 million. The charge to the PCS Group increased operating loss by $10 million and increased loss from continuing operations by $7 million. The charges taken by both the FON and PCS Groups related primarily to restructuring and asset impairments.

     In 2000, Sprint recorded charges reducing Sprint's operating income by $425 million and increasing the loss from continuing operations by $273 million. The FON Group recorded charges that reduced operating income by $401 million and reduced income from continuing operations by $257 million. The PCS Group recorded charges that increased operating loss by $24 million and increased loss from continuing operations by $16 million. Charges relating to the terminated WorldCom merger were taken by both the FON and PCS Groups. Additional asset impairment charges were also taken by the FON Group.

     In 1998, the PCS Group recorded a charge to write off $179 million of acquired in-process research and development costs related to the PCS Restructuring. This charge reduced operating income and income from continuing operations by $179 million.

/(4) /In 2002, the PCS Group recorded in Other expense, net, a gain on the sale of its investment in Pegaso of $67 million with the same impact on loss from continuing operations. The FON Group recorded in Other expense, net, charges of $201 million which reduced income from continuing operations by $216 million. These amounts primarily included a write-down of an investment due to declining market value offset by a gain on the sale of customer contracts. In the 2002 third quarter, Sprint recognized a tax benefit related to capital losses not previously recognizable of $292 million. The benefit to the FON Group was $235 million. The benefit to the PCS Group was $57 million.

     In 2001, the FON Group recorded in Other expense, net, charges of $48 million which increased the loss from continuing operations by $81 million. These amounts primarily included a write-down of an equity investment offset by a curtailment gain on the modification of certain retirement plan benefits and a gain on investment activities.

     In 2000, Sprint recorded charges of $68 million, which increased the loss from continuing operations by $74 million. Charges taken by the FON Group relate primarily to write-downs of certain equity investments. The PCS Group recorded a gain from the sale of customers and network infrastructure to a PCS third party affiliate.

     In 1999, the FON Group recorded net gains of $54 million from investment activities which reduced the loss from continuing operations by $35 million.

     In 1998, the FON Group recorded net gains of $104 million mainly from the sale of local exchanges. This increased income from continuing operations by $62 million.

/(5) /In the 2000 first quarter, Sprint effected a two-for-one stock split of Sprint's PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, diluted and basic earnings per common share and dividends for Sprint FON common stock and diluted and basic loss per common share for Sprint PCS common stock have been restated for periods before these stock splits.

/(6) /As the effects of including the incremental shares associated with options and Employees Stock Purchase Plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation for all periods presented for the PCS Group and for the year ended December 31, 2001 for the FON Group.

/(7)/ Sprint adopted Statement of Financial Accounting Standards No. 142,
      "Goodwill and Other Intangible Assets" on January 1, 2002. Accordingly, amortization of goodwill, spectrum licenses and trademarks ceased as of that date because they are indefinite life intangibles.

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Forward-looking Information
--------------------------------------------------------------------------------

Sprint includes certain estimates, projections and other forward-looking statements in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

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

   .  extent and duration of the current economic downturn;

   . the effects of vigorous competition in the markets in which Sprint operates;

   . the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;

   . adverse change in the ratings afforded our debt securities by ratings agencies;

   . the ability of the PCS Group to continue to grow a significant market presence;

   . the ability of the PCS Group to improve its profitability and reduce its cash requirements;

   . the effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

   . the uncertainties related to the outcome of bankruptcies affecting the telecommunications industry;

   . the impact to the PCS Group's network coverage due to financial difficulties of third-party affiliates;

   .  the uncertainties related to Sprint's investments;

   . the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;

   .  the impact of new and emerging technologies on Sprint's business;

   .  unexpected results of litigation filed against Sprint;

   . delays associated with hiring a qualified individual to replace Sprint's chief executive officer;

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

--------------------------------------------------------------------------------
Definitions of Operating and Non-GAAP Financial Measures
--------------------------------------------------------------------------------

Sprint provides readers financial measures generated using generally accepted accounting principles (GAAP) and using adjustments to GAAP (non-GAAP). The non-GAAP financial measures reflect industry conventions, or standard measures of liquidity, profitability or performance commonly used by the investment community for comparability purposes. The non-GAAP financial measures and the operating measures used in this document include the following:

Free cash flow is defined as cash generated from operations less net cash requirements for capital expenditures, other investment activities and dividends. Currently, Sprint also includes cash generated from discontinued operations.

EBITDA is measured as operating income or loss plus depreciation and amortization.

Customer churn is used by the PCS Group to define the ratio of customers discontinuing PCS service over total average subscribers for the period.

ARPU (Average monthly revenue per user) is used by the PCS Group to define a measure of average monthly service revenue per user.

CCPU (Cash cost per user) is used by the PCS Group to define a measure of the cash costs to operate the business on a per user basis consisting of costs of service revenues, service delivery and other general and administrative costs divided by average subscribers.

CPGA (Cost per gross addition) is used by the PCS Group to define a measure of the sales and marketing efforts computed as the costs of acquiring a new subscriber, including equipment subsidies and marketing costs, divided by handset activations.

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services based on revenues and operates nationwide, all-digital long distance and tier one Internet protocol networks using fiber-optic and electronic technology. In addition, the local division currently serves approximately 8.1 million access lines in 18 states. Sprint also operates a 100% digital PCS, wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology.

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS), which is now called Sprint Telephony PCS, L.P. Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new series of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Cox Communications, Inc. exercised a put option requiring Sprint to purchase the remaining 40.8% interest in Cox PCS. Sprint issued additional low vote PCS shares in exchange for this interest.

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

FT no longer holds FON shares, and DT no longer holds either FON or PCS shares.

Operating Segments

Sprint's business is divided into three lines of business: the global markets division, the local division, and the PCS wireless telephony products and services business.

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

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Sprint. To aid in that understanding, management has identified Sprint's "critical accounting policies". These policies are considered "critical" because they have the potential to have a material impact on Sprint's financial statements, and because they require judgements and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

.. Long-lived Asset Recovery--A significant portion of Sprint's total assets consist of long-lived assets, consisting primarily of property, plant and equipment ("PP&E") and definite life intangibles, as well as goodwill and indefinite life intangibles. Changes in technology or in Sprint's intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

   Depreciable Lives of Assets

   Sprint performs annual internal studies to confirm the appropriateness of depreciable lives for each category of PP&E. These studies utilize models, which take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, and use in certain instances actuarially-determined probabilities to calculate remaining life of our asset base.

   Sprint believes that the accounting estimate related to the establishment of asset depreciable lives is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about technology evolution and competitive uses of assets, and (2) the impact of changes in these assumptions could be material to our financial position, as well as our results of operations. Management's assumptions about technology and its future development require significant judgement because the timing and impacts of technology advances are difficult to predict, and actual experience has varied from previous assumptions and could continue to do so.

   If Sprint's studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of Sprint's consolidated financial statements, recorded depreciation expense would have been impacted by approximately $260 million. The impact to FON Group depreciation expense would be approximately $140 million and the impact to PCS Group depreciation expense would be approximately $120 million.

   Property, Plant and Equipment and Definite Life Intangibles Impairment

   PP&E and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

   Sprint believes that the accounting estimate related to asset impairment is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about future revenues and costs of sales over the life of the asset; and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management's assumptions about future revenues require significant judgement because actual revenues have fluctuated in the past and may continue to do so.

   In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing products and services, planned timing of new products and services, and other industry and economic factors.

   When indicators are present, Sprint tests for impairment. In 2002, this resulted in a total of $198 million of PP&E being impaired. FON Group recorded $156 million for network asset impairments and PCS Group recorded $42 million for abandoned network projects. These impairments represent less than one percent of the December 31, 2002 consolidated net PP&E for Sprint.

   Goodwill and Indefinite Life Intangibles

   Goodwill and indefinite life intangibles are reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting unit (identified as Sprint's operating segments) to fair value. Indefinite life intangibles are tested by comparing book value to estimated fair value.

   Sprint believes that the accounting estimate related to goodwill and indefinite life intangibles is a "critical accounting estimate" because (1) it requires Company management to make assumptions about fair values, and
   (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management's assumptions about fair values require significant judgement because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

   Management completed impairment analyses on both goodwill and indefinite life intangibles in the fourth quarter of 2002. These tests were performed internally and, in the case of certain intangibles, by a third party valuation appraisal company. In each instance, as of December 31, 2002, no impairment existed.

.. Employee Benefit Plan Assumptions--Retirement benefits are a significant cost of doing business for Sprint and yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred by the Company.

   Sprint believes that the accounting estimate related to retirement benefit accounting is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about discount rates, future health care costs, and future return on assets funding the obligation; and (2) the impact of changes in actual performance versus these estimates would have on the projected benefit obligation reported on our balance sheet and the benefit cost could be material. The method of determining pension obligations requires assumptions concerning market performance. Market performance has fluctuated in the recent past and could have continued volatility in the future. In selecting these assumptions, Sprint uses historical experience as well as objective indices as benchmarks, and tests the benchmarks against historical industry data on these assumptions provided by an independent actuary.

   An increase in the discount rate or in the expected return on assets would reduce the reported obligation. In contrast, if the discount rate in 2002 used in determining this obligation was 25 basis points lower, it would generate a $162 million increase in the obligation reported on the balance sheet, and a $19 million increase in the benefit costs. Similarly, if the expected return on assets assumption was 25 basis points lower, it would generate a $8 million increase in the obligation reported on the balance sheet, and a similar increase to benefit costs. Reasonable changes in the estimate of health care cost assumptions would not materially affect the obligation or related benefit costs for a single year.

..  Allocation Policies between Tracking Stocks--As discussed previously, the
   FON common stock is intended to reflect the financial results and economic value of the FON Group and the PCS common stock is intended to reflect the financial results and economic value of the PCS Group. The FON common stock and the PCS common stock are both classes of the common stock of Sprint, and together, the groups reflect 100% of Sprint's business activities.

   Sprint believes that the accounting estimate related to allocation policies is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about market interest rates and group use of shared costs; and (2) the impact that recognizing a change in this allocation would have on the net assets, use of resources or operating results of either group could be material.

   Allocation policies regarding shared activities impact the business results of the FON Group and the PCS Group. Sprint performs internal studies to confirm the appropriateness of assignment of costs when direct assignment is not possible or practical. The methods used for indirect assignment include time studies, and factors related to marketing or headcount studies.

   Sprint manages the financing activities of the groups on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is assigned to the PCS Group based on an estimated rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. Additionally, Sprint's centralized cash management program allows one group to advance funds to the other group. These advances are accounted for as short-term borrowings between the groups and bear interest at a rate that is substantially equal to the rate that group would be able to obtain from third parties on a short-term basis.

   Management utilizes credit rating agencies and investment banks to provide an objective basis for determining appropriate assumptions concerning market interest rates. Sprint uses this information in arriving at the assumptions used to determine our allocations.

   The allocation of assets, financial resources and certain expenses require judgement by management and the allocation methods used are subject to the discretion of the board of directors in its fulfillment of its fiduciary duties to all of Sprint's shareholders. Holders of FON stock and PCS stock may have interests that differ from or conflict with the interests of holders of the other stock. Our tracking stock policies provide that our board of directors, in resolving material matters in which holders of FON stock and PCS stock have potentially divergent interests, will act in the best interest of Sprint and all of its common stockholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of common stock.

.. Tax Valuation Allowances--Sprint is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its financial statements or tax returns for each taxing jurisdiction in which it operates. This process requires Sprint's management to make assessments regarding the timing and probability of the ultimate tax impact. Sprint records valuation allowances on deferred tax assets to reflect the expected realizable future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which Sprint operates, Sprint's inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes can have a significant impact on the financial position of the Company.

   Sprint believes that the accounting estimate related to establishing tax valuation allowances is a "critical accounting estimate" because: (1) it requires Company management to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities, and (2) the impact changes in actual performance versus these estimates could have on the realization of tax benefit as reported in our results of operations could be material. Management's assumptions require significant judgement because actual performance has fluctuated in the past and may continue to do so.

   Sprint currently carries an income tax valuation allowance of $573 million on its books. This amount includes a valuation allowance for the total tax benefits related to net operating loss carryforwards which were acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss carryforwards. Assumption changes which result in a reduction of expected benefits from realization of state net operating loss carryforwards by 10% would increase our valuation allowance by $27 million for PCS Group and $4 million for FON Group.

.. Revenue Recognition Policies--Sprint recognizes operating revenues as services are rendered or as products are delivered to customers in accordance with SEC Staff Accounting Bulletin No. 101. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The revenue estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the credit worthiness of our customers, and other relevant factors. Changes in these key assumptions can have a significant impact on the projection of cash collected and the periodic revenue stream recognized by the Company.

   Sprint believes that the accounting estimate related to the establishment of revenue and receivable reserves and the associated provisions in the results of operations is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, future returns on asset sales and future access adjustments for disputes with competitive local exchange carriers and inter-exchange carriers, as well as the future economic viability of our customer base; and (2) the impact of changes in actual performance versus these estimates would have on the accounts receivable reported on our balance sheet and the results reported in our statements of operations could be material. In selecting these assumptions, Sprint uses historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions which might impact the collectibility of accounts.

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

The FON Group is comprised of the global markets division, the local division and other businesses consisting primarily of wholesale distribution of telecommunications products. The global markets division is the nation's third-largest provider of long distance services based on revenues. The activities of the local division include local exchange communications and consumer long distance services used by customers within Sprint's local franchise territories.

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. In addition, the global markets division provides web and applications hosting, consulting services, colocation services and international data communications.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multipoint Multichannel Distribution Services (MMDS) services using current line of sight technology. Current video and high speed data customers continue to receive service. Sprint is pursuing alternative strategies with respect to the spectrum leases and licenses.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig Telecommunicacoes, Ltda., a long distance provider in Brazil; and certain other telecommunications investments and other ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.1 million access lines in 18 states. The local division provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division's local network, nationwide long distance services to residential customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. DSL enables high speed transmission of data over existing copper telephone lines.

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency and a single technology. At year-end 2002, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group's service, including third party affiliates, now reaches a quarter billion people. The PCS Group provides nationwide service through a combination of:

   . operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format,

   . affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

   . roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and

   .  roaming on other providers' digital networks that use CDMA.

Sprint launched nationwide third generation (3G) capability in the 2002 third quarter. This capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "PCS Vision," allows consumer and business customers to use their Vision-enabled PCS devices to check personal and corporate e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services under the Sprint brand name on CDMA networks built and operated at their own expense. Several of these affiliates are experiencing financial difficulties, are evaluating restructuring activities and could face bankruptcy. In February 2003, one affiliate filed for bankruptcy protection.

The PCS Group also includes its investment in Virgin Mobile, USA, a joint venture to market wireless services. This investment is accounted for using the equity method.

The PCS Group also provides PCS services to companies that resell PCS services to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service.

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

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Total net operating revenues were as follows:

              ----------------------------------------------------
                                        2002      2001      2000
              ----------------------------------------------------
                                               (millions)
              FON Group               $15,182   $16,368   $17,220
              PCS Group                12,074     9,725     6,341
              Intergroup eliminations    (622)     (578)     (416)
              ----------------------------------------------------
              Net operating revenues  $26,634   $25,515   $23,145
                                      ---------------------------

Income (Loss) from continuing operations was as follows:

      --------------------------------------------------------------------
                                                2002      2001      2000
      --------------------------------------------------------------------
                                                       (millions)
      FON Group                                $1,046   $  (296)  $ 1,136
      PCS Group                                  (578)   (1,249)   (1,868)
      Intergroup eliminations                      --        (7)       --
      --------------------------------------------------------------------
      Income (Loss) from continuing operations $  468   $(1,552)  $  (732)
                                               --------------------------

Income (loss) from continuing operations as presented in the above table includes the after-tax impacts of the charges discussed in the following paragraphs.

In the 2002 fourth quarter, Sprint recorded restructuring charges and asset impairments of $154 million representing consolidations in Sprint's Network, Information Technology, and Billing and Accounts Receivable organizations, impairment of a network asset, abandoned network project costs and additional steps to reduce overall operating costs. Also included in 2002 were the expected loss on receivables due to the bankruptcy declaration of WorldCom of $23 million, a third quarter net restructuring and asset impairment charge of $76 million, a gain on the sale of the PCS Group's investment in Pegaso of $67 million, a gain from the sale of customer contracts of $25 million, the write-down of an investment due to declining market value of $241 million, and a tax benefit related to capital losses not previously recognizable of $292 million. Excluding these charges, income from continuing operations for 2002 would have been $578 million.

As a result of the July 2002 WorldCom Chapter 11 bankruptcy filing, Sprint continues to evaluate its risks regarding its WorldCom receivables and its ongoing business relationship with WorldCom. In addition to being a Sprint customer, WorldCom, under various long-term lease and services agreements, provides Sprint access to network facilities that compose approximately 20% of Sprint's long distance fiber network and a larger percentage of network traffic. These network facilities are also shared or utilized by WorldCom. If WorldCom failed to meet its commitments under these agreements, Sprint would have to pursue alternative strategies to provide this capacity that could result in delays, interruptions or additional expenses associated with the offering of our services. Sprint does not anticipate, or have indications, that WorldCom does not intend to meet its commitments.

In the 2001 fourth quarter, Sprint recorded a restructuring charge and asset impairment of $1,136 million representing the termination of Sprint ION, as well as additional steps to reduce overall operating costs. Additionally, in the 2001 fourth quarter, Sprint recorded a litigation charge of $15 million. Also included in 2001 were a write-down of the FON Group's equity method investment in Intelig of $157 million which had an other than temporary decline in market value, a loss on the sale of a portion of the FON Group's investment in EarthLink of $8 million, a benefit plan curtailment gain of $75 million and net gains from other investment activities of $9 million. Excluding these charges, loss from continuing operations for 2001 would have been $320 million.

In the 2000 fourth quarter, Sprint completed analyses of the valuation of various FON Group assets and equity method investments resulting from its reassessment of the FON Group's business strategies in response to changes in the overall telecommunications industry. These analyses resulted in charges of $152 million primarily related to a write-down of goodwill associated with the FON Group's Paranet operations, $87 million for the write-down of the FON Group's equity method investment in Call-Net, which had an other than temporary decline in market value, and $22 million for the write-down of certain FON Group investment securities, which had an other than temporary decline in market value. Also included in 2000 were charges of $121 million for costs associated with the terminated WorldCom merger, net gains of $17 million from investment activities in the FON Group, and an $18 million gain from the sale of customers and network infrastructure to a PCS third party affiliate. Excluding these charges, loss from continuing operations for 2000 would have been $385 million.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Sprint's business is divided into three lines of business: the global markets division, the local division, and the PCS wireless telephony products and services business.

Global Markets Division

      -------------------------------------------------------------------
                                               2002      2001      2000
      -------------------------------------------------------------------
                                                      (millions)
      Net operating revenues
        Voice                                 $5,768   $ 6,610   $ 7,068
        Data                                   1,847     1,857     1,742
        Internet                               1,009       964       809
        Other                                    319       485       909
      -------------------------------------------------------------------
      Total net operating revenues             8,943     9,916    10,528
      -------------------------------------------------------------------
      Operating expenses
        Costs of services and products         5,015     6,004     5,558
        Selling, general and administrative    2,455     2,955     3,026
        Depreciation and amortization          1,479     1,318     1,121
        Restructuring and asset impairment       194     1,688       238
      -------------------------------------------------------------------
      Total operating expenses                 9,143    11,965     9,943
      -------------------------------------------------------------------
      Operating income (loss)                 $ (200)  $(2,049)  $   585
                                             ---------------------------
      Operating margin                            NM        NM       5.6%
                                             ---------------------------
      Capital expenditures                    $  733   $ 3,580   $ 2,294
                                             ---------------------------

The global markets division faced significant challenges in 2002. The economic downturn coupled with industry-wide pricing pressures and a decline in professional services, legacy data services, and other revenues contributed to a 10% decline in net operating revenues and an operating loss for the year. Throughout 2002, the global markets division focused on cost management. In 2002, the global markets division experienced double-digit reductions in cost of services and products and selling, general, and administrative expenses. In 2002, Sprint undertook initiatives to improve operational efficiency and reduce costs. These actions, along with an adjustment to finalize the 2001 restructuring, resulted in a $194 million net charge to the global markets division's operations. Sprint expects revenues to be down a mid single-digit rate in 2003 as the division continues to be impacted by lower wholesale results, RBOC entry and re-pricing of expiring contracts. These declines are expected to be somewhat offset by business won from distressed carriers.

Net Operating Revenues

Net operating revenues decreased 10% in 2002 and 6% in 2001. Minute growth of 5% in 2002 and 20% in 2001, driven in part by the increase in business minutes sold to the PCS Group, was more than offset by the highly competitive pricing pressures on voice services. The decrease in net operating revenues also reflects year-over-year declines in legacy data services and other services.

Voice Revenues

Voice revenues decreased 13% in 2002 and 6% in 2001. The 2002 decrease is a result of wireless and e-mail substitution, RBOC entry and business voice contract renewals occurring at lower prices. Results were also impacted by the loss of a single large low margin wholesale customer and the termination of an airline partnership. The 2001 decrease was largely due to more competitive pricing and wireless substitution.

Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode (ATM) and frame relay services. These revenues were flat in 2002 and increased 7% in 2001. Results in 2002 were flat due to increases in both frame relay and ATM being offset by a decline in private line. Data revenues increased in 2001 due to increased sales in ATM.

Internet Revenues

Internet revenues increased 5% in 2002 and 19% in 2001. The 2002 increase is a result of growth in dedicated IP revenues, partially offset by a decrease in dial IP revenues due to repricing of contracts, combined with strong annual growth in web hosting. The 2001 increase was due to growth in dedicated IP, web hosting, and security.

Other Revenues

Other revenues decreased 34% in 2002 and 47% in 2001. The 2002 decrease is primarily due to the sale of our consulting services business, Paranet, and declines in equipment sales. The 2001 decrease reflects lower cable capacity sales, as well as declines in legacy data services and other services.

During the 2002, 2001 and 2000 periods, cable capacity sales and sales of ownership rights to transoceanic cable represented less than .02%, 0.2%, and 1% of global market division's net operating revenues, respectively. These transactions were executed primarily with Global One, and were in accordance with our transition services agreement.

Equipment sales completed in each of the periods discussed were routine in nature, were completed to support customer purchases of related telecommunications services, and represented less than 2%, 3%, and 6% of global market division's net operating revenues for the 2002, 2001, and 2000 periods, respectively.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the IP network, and costs of equipment. Costs of services and products decreased 16% in 2002 and increased 8% in 2001. The 2002 decrease was a result of regulatory rate reductions, decreased network operating costs derived from Sprint's 2001 fourth quarter restructuring actions, favorable carrier access settlements, as well as other cost containment efforts, partially offset by volume growth. The 2001 increase was primarily due to a corresponding increase in call volumes, network costs of the long distance operation and costs associated with Sprint ION, partially offset by lower sales of ownership rights to capacity on transoceanic cable. The domestic rate reductions were generally due to the FCC-mandated access rate reductions that took effect in July 2000, July 2001, and July 2002.

Total costs of services and products for the global markets division were 56.1% of net operating revenues in 2002, 60.5% in 2001, and 52.8% in 2000.

Excluding Sprint ION related costs, total costs of services and products for the global markets division were 56% of net operating revenue in 2002, 58.2% in 2001, and 50.5% in 2000.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense decreased 17% in 2002 and 2% in 2001. The 2002 decrease is related to restructuring efforts and tight management of discretionary expenses. The 2001 decrease was due to a reduction in advertising and promotion costs in both the consumer and business markets and a strong emphasis on cost control, partly offset by increased marketing and promotions of Internet services and an increase in bad debt expense primarily related to wholesale customers.

The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 3.5% in 2002, 3.8% in 2001, and 2.6% in 2000. Reserve for bad debt as a percentage of outstanding accounts receivable was 14.9% in 2002, 12.7% in 2001, and 10.5% in 2000.

Total SG&A expense for the global markets division was 27.5% of net operating revenues in 2002, 29.8% in 2001, and 28.7% in 2000.

Excluding ION related costs, SG&A expense for the global markets division was 27.4% of net operating revenues in 2002, 27.9% in 2001, and 26.7% in 2000.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 12% in 2002 and 18% in 2001. The increases are attributable to an increased asset base to meet anticipated increases in demand for voice and data-related services and other growth initiatives. Depreciation and amortization expense was 16.5% of net operating revenues in 2002, 13.3% in 2001, and 10.6% in 2000.

Excluding Sprint ION related costs, depreciation and amortization expense for the global markets division was 16.5% of net operating revenues in 2002, 12.1% in 2001, and 9.9% in 2000.

Restructuring and Asset Impairment

In the 2002 fourth quarter, Sprint recorded a net restructuring charge of $57 million to the global markets division related to consolidations in Sprints Network, Information Technology, and Billing and Accounts Receivable organizations as well as additional steps to reduce overall operating costs. Additionally, it recorded a network asset impairment related to the global markets division of $14 million. Sprint recorded a net restructuring charge and asset impairment of $123 million related to the global markets division in the 2002 third quarter. This consisted of a $202 million charge for the termination of high-speed data services as well as additional steps to reduce operating costs. The charge was partially offset by a $79 million adjustment to finalize the restructuring charge taken in the 2001 fourth quarter to abandon the ION initiative and restructure operations in the global markets division. The 2001 fourth quarter actions, which resulted in a $1.7 billion charge to the global markets division, were taken in an effort to better focus on enterprise data and Internet services and to aggressively manage costs. For additional information see Note 3 of the Notes to Consolidated Financial Statements.

Local Division

--------------------------------------------------------------------------------

                                                2002     2001     2000
       -----------------------------------------------------------------
                                                      (millions)
       Net operating revenues
         Local service                        $ 3,054  $ 2,939  $ 2,846
         Network access                         2,025    2,032    1,987
         Long distance                            628      731      717
         Other                                    505      545      605
       -----------------------------------------------------------------
       Total net operating revenues             6,212    6,247    6,155
       -----------------------------------------------------------------
       Operating expenses
         Costs of services and products         1,900    1,955    1,965
         Selling, general and administrative    1,269    1,280    1,288
         Depreciation                           1,157    1,120    1,139
         Restructuring and asset impairment        56      109       --
       -----------------------------------------------------------------
       Total operating expenses                 4,382    4,464    4,392
       -----------------------------------------------------------------
       Operating income                       $ 1,830  $ 1,783  $ 1,763
                                              -------------------------
       Operating margin                          29.5%    28.5%    28.6%
                                              -------------------------
       Capital expenditures                   $ 1,286  $ 1,337  $ 1,421
                                              -------------------------

In 2002, the local division was impacted by the continued economic slow down, continued cable modem competition for high-speed data in the consumer market, business customer data product competition in major geographic markets and wireless substitution resulting in a decline in access lines and minutes of use. Despite these pressures on revenue growth, the local division achieved improving operating results by effectively managing costs. In the 2002 fourth quarter, Sprint realigned its operations to reduce costs and increase its effectiveness. These actions resulted in a $53 million charge to the local division's operations. Sprint expects that wireless substitution and broadband competition will continue to adversely impact access lines and minutes of use in 2003. However, revenues and operating income are expected to be at levels consistent with 2002.

Beginning in July 2000, Sprint changed its transfer pricing for certain transactions between FON Group entities to more accurately reflect market pricing. The main effect of this change was a reduction in the local division's "Net Operating Revenues--Other Revenues." In addition, Sprint's local division transferred a customer service and telemarketing organization to the PCS Group at the beginning of the 2000 second quarter. For comparative purposes, the following discussion of local division results assumes the transfer pricing change and the transfer of the customer service and telemarketing organization occurred at the beginning of 2000. Adjusting for these changes, the net operating revenues would have been $6.1 billion and the operating margin would have been 28.4% in 2000.

Net Operating Revenues

Net operating revenues decreased less than 1% in 2002 and increased 2% in 2001. The slight decrease in 2002 was due to declines in long distance and equipment sales being partially offset by an increase in network-based services. The increase in 2001 mainly reflects increased special access revenue and increased sales of network-based local services such as Caller ID and Call Waiting. Sales of network-based services and long distance services increased due to strong demand for bundled services which combine local service, network-based features and long distance calling.

Local Service Revenues

Local service revenues, derived from local exchange services, grew 4% in 2002 and 3% in 2001 due to continued demand for network-based services driven by the success of bundled offerings. The local division ended 2002 with just under 8.1 million switched access lines, a decrease of 1.7% from the prior year. Access lines also decreased
1.1% in 2001. The decreases in 2002 and 2001 were driven by the economic slowdown, wireless and cable substitution and losses to competitive local providers.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, decreased less than 1% in 2002 and increased 2% in 2001. Special access services demonstrated strong growth in both 2001 and 2002. However, these gains were offset in 2002 by declines in switched access minutes of use and regulator mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing nationwide long distance services to residential customers within Sprint's local franchise territories and other services within specified regional calling areas, or LATAs, to residential and business customers. These revenues decreased 14% in 2002 and increased 2% in 2001. The 2002 decrease reflects a decline in minutes of use as customers have shifted more of their communications to wireless, e-mail and instant messaging. The 2001 increase reflects the success of bundled services, offset by a decline in intra-LATA long distance services.

Other Revenues

Other revenues decreased 7% in 2002 and 2% in 2001. These decreases were driven by a decline in equipment sales of 14% in 2002 and 9% in 2001. The decreases in equipment sales were a result of both a planned shift in focus to selling higher margin products and the economic slowdown causing a reduction in customer demand for equipment.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 3% in 2002 and were flat in 2001. In 2002, the decrease is driven mainly by a reduction in reciprocal compensation expense, lower access expense, reduced volume of equipment sales, and a decline in other taxes due to changes in certain state tax laws. In 2001, declines in equipment sales and the success of cost control initiatives were offset by increases in access expense. Costs of services and products were 30.6% of net operating revenues in 2002, 31.3% in 2001 and 31.9% in 2000.

Selling, General and Administrative Expense

Despite increases in bad debt expense, SG&A expense decreased 1% in 2002. In 2001, SG&A remained flat as a continuing emphasis on cost control was offset by an increase in bad debt expense. The reserve for bad debt requires management's judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was

2.6% in 2002, 2.5% in 2001 and 1.5% in 2000. Reserve for bad debt expense as a percent of outstanding accounts receivable was 13.9% in 2002, 6.9% in 2001, and 4.8% in 2000. In 2002, improved bad debt experience with end user customers was more than offset by the need to establish reserves for certain competitive local exchange carriers and long distance companies, including WorldCom, with financial difficulties.

SG&A expense was 20.4% of net operating revenues in 2002, 20.5% in 2001, and 21.0% in 2000.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 3% in 2002 and decreased 2% in 2001. The 2002 increase reflects capital spending to support voice-grade equivalent growth, service improvements, and ongoing build out of DSL services. The 2001 decrease is primarily due to a decrease in metallic cable depreciation rates. The decrease is due to metallic cable proving to be adequate in carrying higher bandwidth services such as DSL, thus extending its life. Depreciation and amortization expense was 18.6% of net operating revenues in 2002, 17.9% in 2001, and 18.5% in 2000.

Restructuring and Asset Impairment

In the 2002 fourth quarter, Sprint recorded a restructuring charge representing consolidations in Sprint's Network, Information Technology, and Billing and Accounts Receivable organizations, as well as additional steps to reduce overall operating costs. This decision resulted in a charge of $53 million to the local division.

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. This decision resulted in a charge of $109 million associated with the severance costs of the work force reductions and contractual obligations. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in the recognition of an additional charge of $3 million being recorded in the 2002 third quarter. For additional information see Note 3 of the Notes to Consolidated Financial Statements.

Other

Other businesses consist primarily of wholesale sales of telecommunications equipment. Net operating revenues were $863 million in 2002, $1,206 million in 2001, and $1,468 million in 2000. Nonaffiliated revenues, which accounted for 35% of revenues in 2002, declined 41% as capital spending continues to suffer in the telecommunications industry. Operating expenses decreased 24% in 2002 and 16% in 2001 driven by reduced cost of services and products. Operating loss for 2002 was $23 million, while operating income was $34 million in 2001 and $75 million in 2000. In 2003, Sprint plans to continue to leverage its web-enabled capabilities to improve revenues and expand value added services.

PCS Group

----------------------------------------------------------------------------------------
                                                              2002      2001      2000
----------------------------------------------------------------------------------------
                                                                     (millions)
Net operating revenues                                       $12,074  $ 9,725   $ 6,341
----------------------------------------------------------------------------------------
Operating expenses
  Costs of services and products                               5,783    5,295     3,942
  Selling, general and administrative                          3,411    2,917     2,426
  Depreciation and amortization                                2,267    2,150     1,877
  Restructuring and asset impairment                             138       10        --
  Merger related costs                                            --       --        24
----------------------------------------------------------------------------------------
Total operating expenses                                      11,599   10,372     8,269
----------------------------------------------------------------------------------------
Operating income (loss)                                      $   475  $  (647)  $(1,928)
                                                             --------------------------
Operating income (loss) before depreciation and amortization $ 2,742  $ 1,503   $   (51)
                                                             --------------------------
Capital expenditures                                         $ 2,668  $ 3,751   $ 3,047
                                                             --------------------------

The wireless industry faced an increasingly challenging operating environment in 2002, with a continued economic slowdown and an accompanying decline in customer growth. While business recovery has been weaker than hoped for, the PCS Group exited the year with a 24% increase in net operating revenues and a $1.12 billion improvement in operating income.

In the second half of 2001, the PCS Group introduced the Clear Pay program. This program targeted the sub-prime customer segment by eliminating a deposit requirement. Clear Pay led to substantial customer growth and increased the PCS Group's share of industry gross additions within its markets to the low twenty percent level in the fourth quarter of 2001. In 2002, an increased percentage of these newly-added customers failed to pay for services or engaged in fraudulent payments that led to deactivation of their accounts, and resulted in an increase in bad debt and customer churn. To address this situation, the PCS Group took several actions during the year. In the first half of 2002, the PCS Group tightened credit screening requirements and limited the use of automated payment vehicles. In the second half of 2002, the PCS Group initiated a deposit requirement for most Clear Pay customers. These actions led to a decline in customer growth and a decline in the PCS Group's share of industry gross additions within its markets to the high teen percent level. However, the credit mix of customers began to improve in the fourth quarter of 2002. In 2003, Sprint expects the PCS Group to sustain this level of industry gross additions within its markets while continuing to improve the credit mix of its customers. Competitive pressure on price is expected to continue, but is expected to be partially offset by increased usage and revenues from PCS Vision services including data, e-mail, instant messaging, taking, sending and receiving photographs, games and Internet browsing and services.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 22% of net operating revenues in 2002 and 24% in both 2001 and 2000.

Net Operating Revenues

        ----------------------------------------------------------------
                                                        2002  2001  2000
        ----------------------------------------------------------------
        Customers at year-end (millions)                 14.8  13.6  9.5
                                                        ----------------
        Average monthly service revenue per user (ARPU) $  62 $  61 $ 59
                                                        ----------------

Net operating revenues include service revenues and sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges, a pro rata portion of activation fees and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges associated with the PCS Group's subscriber base. Service revenues increased 27% in 2002 mainly reflecting an increase in the average number of customers and stable ARPU. In 2002, Sprint saw increased pricing pressures, which were offset by customers subscribing to higher usage service plans, and increased miscellaneous fees in 2001 and late payment fees in 2002.

The PCS Group added 1.2 million customers in 2002 to end the year with 14.8 million customers in more than 300 metropolitan markets nationwide. Resellers added 196,000 customers in 2002, which increased their customer base to 415,000, principally due to Virgin Mobile, USA. The PCS Group third party affiliates added more than 544,000 customers in 2002, bringing the total number of customers served on the PCS network, including resale customers and third party affiliates, to more than 17.7 million.

Service revenues increased 58% in 2001 mainly reflecting an increase in the average number of customers and an increase in ARPU. The increase in ARPU in 2001 was mainly due to customers subscribing to higher usage service plans and the implementation of activation charges in the second quarter of 2000. The PCS Group added over 4.0 million customers in 2001 to end the year with 13.6 million customers. Service revenues from resale customers declined in 2001 mainly due to the discontinuation of one reseller program, which reduced the reseller customer base to 219,000 in 2001 from 310,000 in 2000. The PCS Group third party affiliates added more than 1.2 million customers in 2001, bringing the total number of customers served on the PCS network, including resale customers, to more than 15.8 million.

The PCS Group assesses access charges to long distance carriers for the termination of landline originated calls. Though regulations generally entitle a carrier that terminates a call on behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers have disputed the PCS Group's assessment of these charges as well as the corresponding rate at which the charges were determined. In July 2002, the FCC released a ruling affirming that nothing prohibited wireless carriers from imposing access charges for the use of their networks; however, the FCC also stated that inter-exchange carriers could not be unilaterally required to pay these charges without a contractual obligation to do so. The FCC referred the dispute back to the Federal District Court for the Western District of Missouri for a determination whether the PCS Group has stated a claim under Missouri State law. AT&T filed a Notice of Appeal at the DC Circuit Court of Appeals challenging the ruling. In light of this ruling, the PCS Group recorded an additional provision for outstanding receivables related to amounts previously billed and is fully reserved for 2002.

In 2002, the customer churn rate increased to 3.3% from 2.6% in 2001 and 2.8% in 2000. The increase resulted primarily from company-initiated churn largely associated with the deactivations of Clear Pay customers, as well as a slight increase in the voluntary churn rate. Recognizing the impact of increased churn from the Clear Pay program, the PCS Group has initiated more stringent credit checks on potential customers, as well as deposit requirements in many categories. As a result, improvements were noted in the involuntary component of the churn rate by the end of the fourth quarter of 2002. In 2001, the churn rate improved during the first half of the year, reaching as low as 2.2%. This improvement reflected increased percentage of customers under contract, the success of several customer retention initiatives and expanded network coverage. These improvements were offset by an increase in the churn rate for the last half of 2001 resulting from customer fulfillment of contract terms, the softness of the economy, and the Clear Pay program. The PCS Group expects the customer churn rate to steadily improve throughout 2003.

Revenues from sales of handsets and accessories were approximately 10% of net operating revenues in 2002, 12% in 2001 and 14% in 2000. As part of the PCS Group's marketing plans, handsets are usually sold at prices below the PCS Group's cost.

Cost of Services and Products

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer care costs and other network-related costs. These costs increased 9% in 2002 and 34% in 2001. The 2002 increase is primarily due to network support of a larger customer base, expanded market coverage and increased handset unit costs. These increases are somewhat offset by scale benefits resulting from the increased customer base and decreases in customer solutions expense. The 2001 increase reflects significant growth in customers and expanded market coverage, partly offset by a reduction in handset unit costs. Costs of services and products were 47.9% of net operating revenue in 2002 compared to 54.4% in 2001 and 62.2% in 2000.

Selling, General and Administrative Expense

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense increased 17% in 2002 and 20% in 2001. The 2002 increase reflects increased marketing and selling costs associated with the PCS Vision launch and increased bad debt expense. The 2001 increases reflect an expanded workforce to support subscriber growth and increased marketing and selling costs.

      -------------------------------------------------------------------
                                                           2002 2001 2000
      -------------------------------------------------------------------
      Acquisition costs per gross customer addition (CPGA) $350 $305 $340
                                                           --------------
      Monthly cash costs per user (CCPU)                   $ 33 $ 35 $ 37
                                                           --------------

Cost per Gross Customer Addition

CPGA is a measure of the costs of acquiring a new subscriber, consisting of equipment subsidies, sales and marketing costs, divided by handset activations for new PCS customers. CPGA increased approximately 15% in 2002 compared to a reduction of approximately 10% in 2001. The CPGA increase is primarily attributable to marketing costs and equipment subsidies associated with the launch of PCS Vision, as well as costs being spread across lower gross customer additions. In 2001, lower handset unit costs and scale benefits from greater customer additions contributed to the improvement.

Cash Costs per User

CCPU is a measure of the cash costs to operate the business on a per user basis, consisting of costs of service revenues, service delivery and other general and administrative costs, divided by average subscribers. CCPU decreased approximately 6% in 2002 and 5% in 2001. Improvements realized in 2002 were driven by lower customer solutions costs and network and information technology costs per user partially offset by higher bad debt expense per user. The improvements realized in 2001 were driven by lower network, information technology, and administrative costs partially offset by higher cost of service delivery.

The reserve for bad debt requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 4.8% in 2002 and 3.9% in 2001 and 2000. Reserve for bad debt as a percent of outstanding accounts receivable was 9.4% in 2002, 9.1% in 2001, and 8.1% in 2000. In the 2002 third quarter, the PCS Group removed cancellation fee and late fee reserves from the allowance for doubtful accounts, as the income impact of these amounts are considered revenue adjustments. Prior periods have been restated to conform to the current presentation. In 2002, bad debt expenses, as well as the reserve, increased due to provisions for write-offs associated with the Clear Pay customers.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense consists mainly of depreciation of network assets and amortization of intangible assets. The definite life intangible assets include various customer bases, which became fully amortized in August 2002.

Depreciation expense increased 27% in 2002 and 33% in 2001 mainly reflecting depreciation of the network assets placed in service during 2001 and the first half of 2002. Additionally, the PCS Group increased depreciation of certain network assets in the 2001 first quarter to reflect the accelerated replacement of the assets to accommodate network technology upgrades.

Amortization expense decreased to $4 million in 2002 from $364 million in 2001. Amortization of goodwill and indefinite life intangibles ceased upon adoption of SFAS No. 142 at January 1, 2002. Periodic impairment testing of indefinite life intangibles is now required. This implementation is discussed in Note 4 of the Notes to Consolidated Financial Statements. Intangibles becoming fully amortized in 2001 accounted for $145 million of the decline in 2002 while SFAS No. 142 implementation accounted for the remaining decline in 2002 of $215 million.

Restructuring and Asset Impairment

In 2002, the PCS Group recorded a restructuring charge of $78 million representing the consolidations in Sprint's Network, Information Technology, and Billing and Accounts Receivable organizations, as well as other reductions to create a more competitive cost structure by reducing operating expenses. Additionally, the PCS Group recorded an asset impairment of $42 million representing abandoned network projects.

In 2002, the PCS Group incurred an $18 million charge associated with its closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units.

In 2001, Sprint consolidated and streamlined marketing and network operations, as well as streamlined corporate support functions. This resulted in a charge of $10 million to the PCS Group associated with the severance costs of the work force reductions and termination of contractual obligations. For additional information see Note 3 of the Notes to Consolidated Financial Statements.

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

          -----------------------------------------------------------
                                                    2002  2001  2000
          -----------------------------------------------------------
          Effective interest rate on long-term debt  6.9%  6.7%  6.9%
                                                    ----------------

Sprint's effective interest rate on long-term debt increased in 2002 due to additional fixed-rate debt with higher interest rates. Conversely, the effective interest rate decreased in 2001 due to additional fixed-rate debt with lower interest rates and lower interest rates on variable-rate debt.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $336 million in 2002, $288 million in 2001 and $237 million in 2000. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

The FON Group earned intergroup interest income and the PCS Group incurred intergroup interest expense of $15 million in 2001 and $19 million in 2000 primarily related to the FON Group's ownership of PCS Group debt securities. Sprint redeemed these securities in the 2001 fourth quarter. As a result of this redemption, the FON Group recognized an $11 million pre-tax gain to other non-operating income and the PCS Group recorded a $7 million after-tax extraordinary loss related to an early redemption premium payment made by the PCS Group to the FON Group.

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

Other Expense, Net

Other expense, net consisted of the following:

            -------------------------------------------------------
                                                2002   2001   2000
            -------------------------------------------------------
                                                    (millions)
            Dividend and interest income       $  31  $  33  $  30
            Equity in net losses of affiliates  (117)  (157)  (248)
            Net losses from investments         (258)  (188)  (102)
            Gains on sales of other assets       117     10     47
            Amortization of debt costs           (36)   (20)    (2)
            Losses from disposal of PP&E         (13)    (4)   (11)
            Benefit plan curtailment gain         --    120     --
            Royalties                              9     --     --
            Foreign currency translation           7     --     --
            Other, net                            (5)    13     16
            -------------------------------------------------------
            Total                              $(265) $(193) $(270)
                                               -------------------

Dividend and interest income for all years reflects dividends earned on cost method investments and interest earned on temporary investments.

Equity in net losses of affiliates in 2002 was driven by the PCS Group's investments in Virgin Mobile, USA (Virgin Mobile) and Pegaso, and the FON Group's investment in Call-Net. In 2001, equity in net losses of affiliates was driven by the PCS Group's investment in Pegaso and the FON Group's investment in Intelig. In 2000, investments accounted for using the equity method also included the FON Group's investments in EarthLink, Inc., and Call-Net. In the first quarter of 2001, Sprint modified its relationship with EarthLink which resulted in its investment in common stock no longer being accounted for using the equity method. In the fourth quarter of 2000, Sprint wrote down its investment in Call-Net and was not required to recognize any related equity in losses in 2001. However, Sprint made an additional investment in Call-Net in the 2002 second quarter and recognized an equal amount of losses associated with the investment. The 2002 equity in net losses of affiliates decreased due to a reduction in equity losses following the write-down of the investment in Intelig and the sale of Pegaso, partially offset by Virgin Mobile and Call-Net losses. The 2001 decrease was due to a reduction in equity losses following the write-down of the investments in Call-Net and Intelig, partially offset by Pegaso losses.

Net losses from investments in 2002 mainly include the write-down of EarthLink preferred shares to market value and the write-down of the investment in Intelig. Net losses from investments in 2001 mainly include a $162 million write-down of an equity investment in Intelig and a $25 million loss on the partial sale of EarthLink shares. The 2000 loss includes an $87 million write-down of an equity investment in Call-Net and a $35 million write-down of warrants held in Purchase Pro.com.

Gains on sales of other assets in 2002 were driven by the sale of Sprint's investment in Pegaso, certain customer contracts and stock received during a company's demutualization. Gains on sales of other assets in 2001 resulted from the sale of PCS customers to a PCS third party affiliate. The 2000 gains include the sale of certain wireless customers and associated network infrastructure and the sale of an investment security.

The benefit plan curtailment gain in 2001 resulted from an amendment of certain medical retirement plan benefits.

Income Taxes

Sprint's consolidated effective tax rates were (9.1)% in 2002, 31.8% in 2001, and 24.0% in 2000. See Note 9 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operations, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003 and Sprint will recognize a pre-tax gain of $2.14 billion, $1.3 billion after-tax, in the 2003 first quarter.

In the 2000 first quarter, Sprint sold its interest in Global One to France Telecom and Deutsche Telekom AG. Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. Sprint recorded an after-tax gain related to the sale of its interest in Global One of $675 million.

Extraordinary Items, Net

In 2002, Sprint repurchased, before scheduled maturities, $67 million of debt allocated to the FON Group. These borrowings had interest rates ranging from 6.0% to 7.125%. This resulted in a $3 million after-tax extraordinary gain for Sprint.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

                   -----------------------------------------
                                             2002     2001
                   -----------------------------------------
                                              (millions)
                   FON Group               $23,043  $24,272
                   PCS Group                23,022   22,190
                   Intergroup eliminations    (772)    (669)
                   -----------------------------------------
                   Consolidated assets     $45,293  $45,793
                                           ----------------

Sprint's consolidated assets decreased $500 million in 2002. Accounts receivable decreased $596 million due to improved cash collections. Cash and equivalents increased $722 million due to the improved operating cash flows and reduced capital expenditures. Net property, plant and equipment decreased $215 million as capital expenditures were more than offset by depreciation expense and the 2002 asset impairments. Investments in and advances to affiliates decreased $215 million due to sales and dissolutions of investments. The remaining significant change within consolidated assets was the $241 million write-down of our investment in EarthLink.

The rating agencies generally give some form of equity treatment for equity unit notes in determining debt-to-total-capital ratios. The Sprint debt-to-total-capital ratio was 59.7% at year-end 2002 versus 59.9% at year-end 2001, assuming that the Sprint equity unit notes are treated as 80% equity and 20% debt. Accordingly, the debt-to-total-capital ratio for Sprint is calculated defining "debt" as short-term borrowings, long-term debt, capital lease obligations and 20% of the equity unit notes value. Total capital is defined as "debt," plus the remaining 80% of the equity unit notes value, redeemable preferred stock and total shareholders' equity. See "Liquidity and Capital Resources" for more information about changes in Sprint's Consolidated Balance Sheets.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint's board of directors exercises discretion regarding the liquidity and capital resource needs of the FON Group and the PCS Group. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures. The actions of the Board are subject to its fiduciary duties to all shareholders of Sprint and not just to the holders of a particular class of common stock. Given the Board's discretion in these matters, it may be difficult to assess each group's liquidity and capital resource needs and future prospects based on past performance.

Operating Activities

------------------------------------------------------------------------------------------
                                                                      2002   2001   2000
------------------------------------------------------------------------------------------
                                                                          (millions)
FON Group                                                            $4,176 $4,457 $4,104
PCS Group                                                             2,030    106     (8)
------------------------------------------------------------------------------------------
Cash flows provided by operating activities of continuing operations $6,206 $4,563 $4,096
                                                                     ------ ------ ------

Operating cash flows increased $1.6 billion in 2002 and $467 million in 2001. The 2002 increase was driven mainly by PCS Group's EBITDA, excluding restructuring and asset impairments, improving $1.37 billion. The FON Group also contributed to the improvement with $509 million in EBITDA growth, excluding restructuring and asset impairments, as cost controls and reductions in work force have mitigated the revenue erosion seen in the global market division. The receipt of $480 million of tax refunds generated by the economic stimulus bill passed in the 2002 first quarter also contributed to the increase. These increases in cash flows were partially offset by higher working capital requirements. The 2001 increase reflects improved operating results in the PCS Group partly offset by a decline in FON Group operating results. The 2001 increase also reflects decreases in working capital requirements in the FON Group partly offset by increases in working capital requirements in the PCS Group. The decrease in FON Group working capital requirements was caused primarily by the reduction in accounts receivable which resulted from the global markets division revenue decline and increased billing adjustments, bad debt and cash collections. Also causing the decrease was accrued restructuring costs not paid at year-end 2001. The increase in PCS Group working capital requirements was caused primarily by the increase in accounts receivable, which resulted mainly from larger revenues associated with subscriber growth.

Investing Activities

---------------------------------------------------------------------------------------------
                                                                   2002      2001      2000
---------------------------------------------------------------------------------------------
                                                                          (millions)
FON Group                                                        $(1,987)  $(5,036)  $(4,738)
PCS Group                                                         (2,608)   (3,742)   (3,054)
---------------------------------------------------------------------------------------------
Cash flows used by investing activities of continuing operations $(4,595)  $(8,778)  $(7,792)
                                                                 ---------------------------

The FON Group's capital expenditures totaled $2.2 billion in 2002, $5.3 billion in 2001, and $4.1 billion in 2000. Global markets division capital expenditures were incurred mainly to enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice-grade equivalent growth, expand capabilities for providing enhanced services, convert our network from circuit to packet switching and continue the build-out of high-speed DSL services. Other FON Group capital expenditures were incurred mainly for Sprint's World Headquarters Campus. The decline in FON Group capital expenditures in 2002 was driven mainly by the termination of Sprint ION and reduced spending for data-related services. PCS Group capital expenditures, totaling $2.7 billion in 2002, $3.8 billion in 2001 and $3.0 billion in 2000, were incurred to increase capacity and expand coverage. The 2002 and 2001 amounts also include approximately $100 million and $600 million, respectively, of expenditures related to deployment of 3G technology which was launched nationwide in the 2002 third quarter.

In 2002, "Investments in and loans to affiliates, net" represent proceeds of $116 million due to sales and dissolutions of investments. In 2001 and 2000, net investments and loans were $66 million and $889 million, respectively. These amounts were mainly for investments in EarthLink, Virgin Mobile, Intelig, SVP BidCo L.P., and Pegaso. See Note 2 of Notes to Consolidated Financial Statements for more information on investments.

Investing activities also include proceeds from sales of other assets totaling $138 million in 2002, $301 million in 2001 and $258 million in 2000. In 2002, investing activities mainly include proceeds from the sale of the PCS Group's investment in Pegaso and the FON Group's sale of certain customer contracts, investment securities and other administrative assets. The 2001 activities mainly include proceeds from sale of PCS customers to an affiliate and certain network and administrative assets. In 2000, investing activities also include $1.4 billion of proceeds from the sale of the FON Group's interest in Global One.

Financing Activities

-------------------------------------------------------------------------------------------------------
                                                                              2002      2001     2000
-------------------------------------------------------------------------------------------------------
                                                                                     (millions)
FON Group                                                                   $(1,836)   $  463   $ (952)
PCS Group                                                                       793     3,698    3,163
-------------------------------------------------------------------------------------------------------
Cash flows provided (used) by financing activities of continuing operations $(1,043)   $4,161   $2,211
                                                                            --------------------------

Financing activities reflect a net debt reduction of $642 million in 2002 compared to a net borrowing of $4.0 billion in 2001, and $2.3 billion in 2000. The reduction in the debt requirements in 2002 is due to Sprint's continuing operating cash flow improvement and reduced capital expenditures. Financing activities also reflect net proceeds from the issuance of common stock of $3 million in 2002, $608 million in 2001, and $269 million in 2000. Proceeds from these borrowings and common stock issuances were used mainly to fund capital investments and working capital requirements. Sprint paid dividends of $454 million in 2002, $451 million in 2001, and $448 million in 2000.

Also included in financing activities are debt discounts and proceeds from Sprint's employee stock purchase plan of $50 million in 2002, $13 million in 2001, and $182 million in 2000.

Capital Requirements

Sprint's 2003 investing activities, mainly consisting of capital expenditures, are expected to total approximately $4.7 billion. FON Group capital expenditures are expected to be $2.3 billion. These expenditures are primarily to support the growth in demand for enterprise services. They also include investments for broadband initiatives and the phased transition from circuit to packet switching. PCS Group capital expenditures are expected to be $2.3 to $2.4 billion. These investments are targeted largely for network capacity and coverage. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with growth. Dividend payments are expected to approximate $463 million in 2003. Sprint expects overall free cash flow in 2003 to be approximately $1.2 billion, including breakeven performance in the PCS Group.

In connection with the PCS Restructuring, Sprint adopted a tax sharing agreement providing for the allocation of income taxes between the FON Group and the PCS Group. That agreement expired with the 2001 tax year and Sprint has adopted a continuation of that tax sharing arrangement except for the elimination of provisions addressing certain types of acquisitions or restructurings, which never became operable under the original arrangement. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this arrangement because of expected PCS Group tax losses in the near future and from using the PCS Group's tax loss carryforwards. These payments reflect the PCS Group's incremental cumulative effect on Sprint's consolidated federal and state tax liability and tax credit position. The PCS Group received payments from the FON Group totaling $360 million in 2002, $292 million in 2001, and $872 million in 2000. See Note 1 of Notes to Consolidated Financial Statements, "Intergroup Transactions and Allocations -- Allocation of Federal and State Income Taxes," for more details.

Liquidity

In recent years, Sprint has used the long-term bond market as well as other financial markets to fund its needs. As a result of its improved liquidity position, Sprint currently does not expect to borrow funds through the capital markets in 2003 to fund capital expenditures and operating and working capital requirements.

In September 2002, Sprint announced that it had reached a definitive agreement to sell its directory publishing business to R.H. Donnelley. The sale was completed on January 3, 2003 and Sprint received after-tax cash proceeds of $2.1 billion.

Sprint has a revolving credit facility with a syndicate of banks totaling $1.5 billion which expires in August 2003. The $1.5 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint has no plans to draw against this facility. Sprint had standby letters of credit serving as a backup to various obligations of approximately $125 million at year-end 2002. Sprint has had no commercial paper outstanding since May 2002.

In June 2002, Sprint closed on a new PCS Group accounts receivable asset securitization facility. This facility provides Sprint with up to $500 million of additional liquidity. The new facility is a three-year program subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and it had more than $250 million available as of year-end 2002.

In August 2002, Sprint closed on a new $700 million global markets division accounts receivable asset securitization facility that replaced the previous $1 billion facility. The reduction in size was due primarily to a smaller gross receivable pool for the global markets division at that time versus 1999, when the original facility was established. The new facility is a three-year program subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. As of December 31, 2002, Sprint had $455 million outstanding under the facility which was approximately the total funding available. In February 2003, Sprint prepaid all outstanding borrowings under this facility. The $700 million facility remains in place and funds are available to be redrawn at any time.

The undrawn loan facilities described above have interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on our credit ratings.

Debt maturities during 2003 total approximately $1.4 billion. The closing of the sale of the directory publishing business, the execution of new financing agreements, Sprint's $1.0 billion cash balance at December 31, 2002, and expected free cash flow of $1.2 billion in 2003 more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $4.7 billion at year-end 2002 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Sprint also repurchased long-term debt in December 2002 in the amount of $67 million. Sprint continually evaluates various factors and, as a result, may repurchase additional debt in the future.

In March 2002, Sprint issued $5 billion of debt securities through a private placement. These borrowings have interest rates ranging from 7.9% to 8.8% and maturities ranging from 2005 to 2032. The proceeds were allocated 5% to the FON Group and 95% to the PCS Group and were used to extinguish outstanding commercial paper and for general corporate purposes. As a condition to the sale of the securities, Sprint agreed to conduct an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the SEC. This exchange offer was completed in June 2002.

In the 2001 fourth quarter, Sprint issued $1.75 billion of debt securities through a private placement. These borrowings have an interest rate of 6.0% and mature in 2007. The proceeds were allocated approximately 60% to the FON Group and 40% to the PCS Group and were used to repay debt and to fund capital investments and working capital requirements. As a condition to the sale of these securities, Sprint agreed to conduct an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the SEC. The exchange offer was completed in February 2002.

In the 2001 third quarter, Sprint completed a registered offering of 23.5 million shares of its Series 1 PCS common stock. Net proceeds from the issuance were approximately $561 million after deducting the underwriting discount and other offering expenses. The proceeds were used to repay debt, and to fund capital investments and working capital requirements.

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses. The proceeds were allocated to the PCS Group and used to repay debt and to fund capital investments and working capital requirements. See Note 12 of Notes to Consolidated Financial Statements, "Equity Unit Offering," for a more detailed description of the equity units.

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

Standard and Poor's Corporate Ratings (Standard and Poor's) currently rates Sprint's long-term senior unsecured debt at BBB- with a stable outlook. Standard and Poor's rates Sprint's short-term debt at A3.

Moody's Investors Service (Moody's) currently rates Sprint's long-term senior unsecured debt at Baa3 with a negative outlook. Moody's rates Sprint's short-term debt at P3.

Sprint's ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the bank, term-debt and equity markets. There is significant volatility in the markets at this time caused by the economic downturn, recent business failures and reduced confidence in the financial accounting process. Sprint continues to monitor the markets closely and to take steps to maintain as much financial flexibility as possible, while maintaining a reasonable capital structure cost. Sprint currently does not plan to access the markets.

Sprint's contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short- and long- term debt arrangements, are summarized below and are fully disclosed in Notes 10, 11, 12, 13 and 16 to Sprint's Consolidated Financial Statements.

                                                           Payments Due by Period
                                                    ------------------------------------
                                                             Less
                                                            than 1  1-3    4-5   After 5
                                                     Total   year  years  years   years
----------------------------------------------------------------------------------------
                                                                 (millions)
Notes, bonds, debentures and other debt instruments $19,498 $1,367 $2,553 $2,510 $13,068
Trade receivables securitization                        455    455     --     --      --
Equity unit notes                                     1,725     --     --  1,725      --
Capital lease obligations                               339     65    148    113      13
Operating leases                                      2,899    863  1,188    478     370
Unconditional purchase obligations                    1,994  1,575    405     14      --
Fifth series preferred stock                             10     10     --     --      --
----------------------------------------------------------------------------------------
Total contractual cash obligations                  $26,920 $4,335 $4,294 $4,840 $13,451
                                                    ------------------------------------

Off-Balance Sheet Financing

Sprint does not participate in, nor secure, financings for any unconsolidated, special purpose entities.

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

Interest Rate Risk Management

Fair Value Hedges

Sprint may enter into interest rate swap agreements to minimize exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2002, Sprint had no outstanding fair value hedges.

Cash Flow Hedges

Sprint may enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of December 31, 2002, Sprint had no outstanding interest rate cash flow hedges.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on hedging transaction exposure to optimize consolidated cash flow. Sprint's main transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position, results of operations or cash flows at year-end 2002. In addition, foreign currency transaction gains and losses were not material to Sprint's 2002 results of operations. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

--------------------------------------------------------------------------------
Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Sprint continues to apply APB 25 recognition and measurement principles, but has complied with the new disclosure requirements of this statement. See Note 1 for these disclosures.

Sprint will begin to expense the fair value of stock-based employee compensation beginning in the 2003 first quarter. Sprint will apply the method prescribed in SFAS No. 123, as amended by SFAS No. 148, on all new and separate grants of options made on or after January 1, 2003. The Company estimates that, under these accounting rules, expensing stock options on a prospective basis will result in a charge to earnings of two cents per diluted share for FON and one cent per diluted share for PCS in 2003.

See Note 19 of Notes to Consolidated Financial Statements for a discussion of other recently issued accounting pronouncements.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 90% of Sprint's debt at December 31, 2002 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless market conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable rate debt. These analyses indicate that a 1% change in interest rates would have a $13 million pre-tax impact on the consolidated statements of operations and cash flows at December 31, 2002. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also prepared a value-at-risk analysis to assess the worst-case impact of past market movements on Sprint's 2002 debt portfolio. Based on that analysis, which used average interest rates from 1980 to present, Sprint is 95% confident that the fair value of outstanding debt would not increase above Sprint's book value over the next six months.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its net foreign currency payable related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $2 million at December 31, 2002. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $185,000.

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

Part III

--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Sprint required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2002.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2002.

--------------------------------------------------------------------------------
Item 11. Executive Compensation
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2002.

--------------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2002.

--------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint's fiscal year ended December 31, 2002.

--------------------------------------------------------------------------------
Item 14. Controls and Procedures
--------------------------------------------------------------------------------

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Sprint's reports under the Securities Exchange Act of 1934, such as this Form 10-K, is reported in accordance with the Securities and Exchange Commission's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K and within 90 days before the filing of the report, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to conduct a review of the effectiveness of Sprint's disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, members of the financial accounting and legal departments, and Sprint's independent auditors to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of the disclosure controls and procedures were effective and enabled Sprint to disclose all material financial and non-financial information affecting its businesses. No significant changes were made in Sprint's internal controls or in other factors that could significantly affect those controls after the date of the evaluation.

Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the Signatures section of this Form 10-K.

Part IV

--------------------------------------------------------------------------------
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------------

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

   3. The following exhibits are filed as part of this report:

      EXHIBITS

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

         (a) Stock Purchase Agreement, by and between Sprint Corporation, Centel Directories LLC and R.H. Donnelley Corporation, dated as of September 21, 2002 (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K dated September 21, 2002 and incorporated herein by reference).

         (b) Supplemental Agreement to Stock Purchase Agreement, by and between Sprint Corporation, Centel Directories LLC and R.H. Donnelley Corporation, dated as of December 31, 2002 (filed as Exhibit 2(b) to Sprint Corporation Current Report on Form 8-K dated January 3, 2003 and incorporated herein by reference).

     (3) Articles of Incorporation and Bylaws:

         (a) Articles of Incorporation, as amended (filed as Exhibit 3(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

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

         (d) Tracking Stock Policies of Sprint Corporation, as amended (filed as Exhibit 4(c) to Sprint Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

         (e) Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation's Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in
             Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

         (f) Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to

             Sprint Corporation's Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Corporation's Current Report on Form 8-K/A dated October 17, 2001 and incorporated herein by reference).

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

         (h) Purchase Contract Agreement, dated as of August 10, 2001, between Sprint Corporation and Bank One, National Association, as purchase contract agent (filed as Exhibit 4(e) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (i) Form of Corporate Units Certificates, including the form of Purchase Contract (included as Exhibit A to the Purchase Contract Agreement filed as Exhibit 4(g)) (filed as Exhibit 4(f) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (j) Pledge Agreement, dated as of August 10, 2001, among Sprint Corporation and Bank One, National Association, as collateral agent and as purchase contract agent (filed as Exhibit 4(g) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (k) Remarketing Agreement, dated as of August 10, 2001, among Sprint Corporation, Sprint Capital Corporation, Bank One, National Association, as purchase contract agent, and UBS Warburg LLC, as remarketing agent (filed as Exhibit 4(h) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         (l) Terms of 6% notes due 2006, including form of note (filed as Exhibit 4(i) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

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

         (b) Amended and Restated Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit 10.1 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in
             Schedule II thereto (filed as Exhibit 2 to Sprint Corporation's Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference) and as further amended by the Offering Process Agreement dated as of February 20, 2001 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH and Sprint Corporation (filed as Exhibit 10(b) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

         (e) 364-Day Credit Agreement, dated as of August 9, 2002, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Salomon Smith Barney, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and as book managers, and J.P. Morgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS AG, Stamford Branch, as documentation agents (filed as Exhibit 10(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

    (10) Executive Compensation Plans and Arrangements:

         (f) 1990 Stock Option Plan, as amended.

         (g) 1990 Restricted Stock Plan, as amended.

         (h) Executive Deferred Compensation Plan, as amended (filed as Exhibit 10(i) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). Summary of Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10(i) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         (i) Management Incentive Stock Option Plan, as amended (filed as
             Exhibit 99-A to Sprint Corporation's Registration Statement on Form S-8 (No. 333-75664) and incorporated herein by reference).

         (j) 1997 Long-Term Stock Incentive Program, as amended (filed as
             Exhibit 10(k) to Sprint Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

         (k) Sprint Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(l) to Sprint Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

         (l) Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(m) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

         (m) Executive Long-Term Incentive Plan (filed as Exhibit 10(j) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

         (n) Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

         (o) Long-Term Incentive Compensation Plan, as amended (filed as
             Exhibit 10(i) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

         (p) Management Incentive Plan, as amended (filed as Exhibit 10(r) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         (q) Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         (r) Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

         (s) Agreements Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(d) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Exhibit 10(h) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and Exhibit 10(w) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         (t) Director's Deferred Fee Plan, as amended (filed as Exhibit 10(v) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

         (u) Form of Contingency Employment Agreements between Sprint Corporation and certain of its Executive Officers (filed as Exhibit 10(h) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         (v) Form of Indemnification Agreements between Sprint Corporation (formerly United Telecommunications, Inc.) and its Directors and Officers (filed as Exhibit 10(s) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

         (w) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

         (x) Special Compensation and Non-Compete Agreement dated as of March 26, 2002 by and between Sprint Corporation and Robert J. Dellinger (filed as Exhibit 10(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

         (y) Special Incentive Plan (filed as Exhibit 10(g) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         (z) Employment Agreements dated as of February 26, 2001 by and among Sprint Corporation, Sprint/United Management Company and William
             T. Esrey and Ronald T. LeMay (filed as Exhibit 10(bb) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

        (aa) Executive Agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company, and Len Lauer (filed as Exhibit 10(bb) to Sprint Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

        (bb) Special Award Stock Plan.

    (12) Computation of Ratio of Earnings to Fixed Charges

    (21) Subsidiaries of Registrant

    (23) Consent of Independent Auditors

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt. The total amount of securities authorized under any of said instruments (other than those listed above) does not exceed 10% of the total assets of Sprint.

  (b) Reports on Form 8-K

      Sprint filed a Current Report on Form 8-K dated November 14, 2002, in which it reported that Sprint's Chief Executive Officer and Chief Financial Officer filed with the Securities and Exchange Commission statements in compliance with 18 U.S.C. (S)1350 as adopted pursuant to
      (S)906 of the Sarbanes-Oxley Act of 2002 with respect to Sprint's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

      Sprint filed a Current Report on Form 8-K dated January 3, 2003 in which it reported that it had closed the sale of its directory business.

      Sprint filed a Current Report on Form 8-K dated February 5, 2003, in which it reported that it had announced fourth quarter 2002 and calendar year 2002 results. The news release regarding fourth quarter 2002 and calendar year 2002 results, which was included as an exhibit to the Current Report, included the following financial information:

         Sprint Corporation Consolidated Statements of Operations
         Sprint Corporation Consolidated Balance Sheets
         Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Selected Operating Results
         Sprint Corporation Pro Forma Selected Operating Results
         Sprint FON Group Summary Financial Information
         Sprint Corporation Directory Publishing Business
         Sprint Corporation PCS Group Net Customer Additions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SPRINT CORPORATION
                                                  -----------------------------
                                                  (Registrant)


                                              By: /S/  W. T. ESREY
                                                  -----------------------------
                                                  William T. Esrey
                                                  Chairman and Chief Executive
                                                  Officer

Date: March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 2003.


                                              By: /S/  W. T. ESREY
                                                  -----------------------------
                                                  William T. Esrey
                                                  Chairman and Chief Executive
                                                  Officer


                                              By: /S/  ROBERT J. DELLINGER
                                                  -----------------------------
                                                  Robert J. Dellinger
                                                  Executive Vice President
                                                  and Chief Financial Officer


                                              By: /S/  JOHN P. MEYER
                                                  -----------------------------
                                                  John P. Meyer
                                                  Senior Vice President and
                                                  Controller  Principal
                                                  Accounting Officer

                                  SIGNATURES
                              SPRINT CORPORATION
                                 (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 2003.


/s/  DUBOSE AUSLEY                      /s/  LINDA K. LORIMER
----------------------------------      ----------------------------------
DuBose Ausley, Director                 Linda K. Lorimer, Director


/s/  W. T. ESREY                        /s/  CHARLES E. RICE
----------------------------------      ----------------------------------
William T. Esrey, Director              Charles E. Rice, Director


/s/  IRVINE O. HOCKADAY, JR.            /s/  LOUIS W. SMITH
----------------------------------      ----------------------------------
Irvine O. Hockaday, Jr., Director       Louis W. Smith, Director


/S/  RONALD T. LEMAY                    /S/  STEWART TURLEY
----------------------------------      ----------------------------------
Ronald T. LeMay, Director               Stewart Turley, Director

CERTIFICATIONS

I, William T. Esrey, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Sprint Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003



                                              By: /s/  W. T. ESREY
                                                  -----------------------------
                                                  William T. Esrey
                                                  Chairman and Chief Executive
                                                  Officer

CERTIFICATIONS

I, Robert J. Dellinger, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Sprint Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003



                                              By: /s/  ROBERT J. DELLINGER
                                                  -----------------------------
                                                  Robert J. Dellinger
                                                  Executive Vice President
                                                  and Chief Financial Officer

--------------------------------------------------------------------------------
Index to Financial Statements, Financial Statement Schedule and Exhibits
--------------------------------------------------------------------------------

                                                                                                              Page
Sprint Corporation                                                                                          Reference
------------------                                                                                          ---------

Consolidated Financial Statements (including Consolidating Information)

Management Report                                                                                              F-2
Report of Independent Auditors                                                                                 F-3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002        F-4
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended
 December 31, 2002                                                                                             F-6
Consolidated Balance Sheets as of December 31, 2002 and 2001                                                   F-8
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002       F-12
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
 December 31, 2002                                                                                            F-14
Notes to Consolidated Financial Statements                                                                    F-16

Financial Statement Schedule
Schedule II--Consolidated Valuation and Qualifying Accounts for each of the three years in the period ended
 December 31, 2002                                                                                            F-56

Exhibits

(12)--Computation of Ratio of Earnings to Fixed Charges
(21)--Subsidiaries of Registrant
(23)--Consent of Independent Auditors

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

The Board of Directors' responsibility for these financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent auditors, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal and independent auditors have full access to the Audit Committee to discuss auditing and financial reporting matters.


/S/  W. T. Esrey
-------------------------
William T. Esrey
Chairman and Chief
Executive Officer


/S/  Robert J. Dellinger
-------------------------
Robert J. Dellinger
Executive Vice President
and Chief Financial
Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2002, Sprint adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                           /s/ Ernst & Young LLP


Kansas City, Missouri
February 5, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

                                                                 Sprint Corporation
                                                             --------------------------
                                                                    Consolidated
---------------------------------------------------------------------------------------
Years Ended December 31,                                       2002     2001     2000
---------------------------------------------------------------------------------------
Net Operating Revenues                                       $26,634  $25,515  $23,145
---------------------------------------------------------------------------------------
Operating Expenses
   Costs of services and products                             12,031   12,764   11,427
   Selling, general and administrative                         7,202    7,248    6,862
   Depreciation                                                4,908    4,209    3,530
   Amortization                                                    4      382      605
   Restructuring and asset impairments                           389    1,813      238
   Merger related costs                                           --       --      187
---------------------------------------------------------------------------------------
   Total operating expenses                                   24,534   26,416   22,849
---------------------------------------------------------------------------------------
Operating Income (Loss)                                        2,100     (901)     296
Interest expense                                              (1,406)  (1,180)    (989)
Intergroup interest charge                                        --       --       --
Other expense, net                                              (265)    (193)    (270)
---------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes     429   (2,274)    (963)
Income tax (expense) benefit                                      39      722      231
---------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                         468   (1,552)    (732)
Discontinued operations, net                                     159      150      831
Extraordinary items, net                                           3       (1)      (4)
Cumulative effect of changes in accounting principles, net        --        2       (2)
---------------------------------------------------------------------------------------
Net Income (Loss)                                                630   (1,401)      93
---------------------------------------------------------------------------------------
Preferred stock dividends (paid) received                         (7)      (7)      (7)
---------------------------------------------------------------------------------------
Earnings (Loss) Applicable to Common Stock                   $   623  $(1,408) $    86
                                                             --------------------------
Diluted Earnings (Loss) per Common Share/(1)/
   Continuing operations
   Discontinued operations
   Extraordinary items
---------------------------------------------------------------------------------------
Total
Diluted weighted average common shares/(1)/
Basic Earnings (Loss) per Common Share
   Continuing operations
   Discontinued operations
   Extraordinary items
---------------------------------------------------------------------------------------
Total
Basic weighted average common shares/(1)/
DIVIDENDS PER COMMON SHARE
      FON common stock
      Class A common stock

/(1) /As the effects of including the incremental shares associated with options and Employees Stock Purchase Plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation in these consolidated statements of operations for the PCS Group for all periods presented and for the year ended December 31, 2001 for the FON Group.

         See accompanying Notes to Consolidated Financial Statements.

  Eliminations/Reclassifications      Sprint FON Group           Sprint PCS Group
  -----------------------------  -------------------------  --------------------------
   2002       2001      2000       2002     2001     2000     2002      2001     2000
  -----------------------------  -------------------------  --------------------------
  $(622)     $(578)    $(416)    $15,182  $16,368  $17,220  $ 12,074  $ 9,725  $ 6,341
  -----------------------------  -------------------------  --------------------------
   (622)      (578)     (416)      6,870    8,047    7,901     5,783    5,295    3,942
    (33)       (11)       --       3,824    4,342    4,436     3,411    2,917    2,426
     --         --        --       2,645    2,423    2,191     2,263    1,786    1,339
     --         --        --          --       18       67         4      364      538
     --         --        --         251    1,803      238       138       10       --
     --         --        --          --       --      163        --       --       24
  -----------------------------  -------------------------  --------------------------
   (655)      (589)     (416)     13,590   16,633   14,996    11,599   10,372    8,269
  -----------------------------  -------------------------  --------------------------
     33         11        --       1,592     (265)   2,224       475     (647)  (1,928)
     --         15        19        (295)    (344)    (312)   (1,111)    (851)    (696)
     --         --        --         336      288      237      (336)    (288)    (237)
    (33)       (37)      (19)       (180)     (55)    (240)      (52)    (101)     (11)
  -----------------------------  -------------------------  --------------------------
     --        (11)       --       1,453     (376)   1,909    (1,024)  (1,887)  (2,872)
     --          4        --        (407)      80     (773)      446      638    1,004
  -----------------------------  -------------------------  --------------------------
     --         (7)       --       1,046     (296)   1,136      (578)  (1,249)  (1,868)
     --         --        --         159      150      831        --       --       --
     --          7        --           3       (1)      (1)       --       (7)      (3)
     --         --        --          --       --       (2)       --        2       --
  -----------------------------  -------------------------  --------------------------
     --         --        --       1,208     (147)   1,964      (578)  (1,254)  (1,871)
  -----------------------------  -------------------------  --------------------------
     --         --        --           7        7        7       (14)     (14)     (14)
  -----------------------------  -------------------------  --------------------------
  $  --      $  --     $  --     $ 1,215  $  (140) $ 1,971  $   (592) $(1,268) $(1,885)
  -----------------------------  -------------------------  --------------------------
                                 $  1.18  $ (0.33) $  1.28  $  (0.58) $ (1.27) $ (1.95)
                                    0.18     0.17     0.93        --       --       --
                                      --       --       --        --    (0.01)      --
  -----------------------------  -------------------------  --------------------------
                                 $  1.36  $ (0.16) $  2.21  $  (0.58) $ (1.28) $ (1.95)

                                 -------------------------  --------------------------
                                   893.3    886.8    892.4   1,015.8    989.7    966.5

                                 -------------------------  --------------------------
                                 $  1.18  $ (0.33) $  1.30  $  (0.58) $ (1.27) $ (1.95)
                                    0.18     0.17     0.94        --       --       --
                                      --       --       --        --    (0.01)      --
  -----------------------------  -------------------------  --------------------------
                                 $  1.36  $ (0.16) $  2.24  $  (0.58) $ (1.28) $ (1.95)

                                 -------------------------  --------------------------
                                   892.1    886.8    880.9   1,015.8    989.7    966.5

                                 -------------------------  --------------------------
                                 $  0.50  $  0.50  $  0.50  $     --  $    --  $    --

                                 -------------------------  --------------------------
                                 $ 0.125  $ 0.125  $  0.50  $     --  $    --  $    --

                                 -------------------------  --------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

                                                                Sprint Corporation
                                                              -----------------------
                                                                   Consolidated
                                                              -----------------------
Years Ended December 31,                                        2002     2001   2000
-------------------------------------------------------------------------------------
Net Income (Loss)                                             $   630  $(1,401) $ 93
-------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities                   (47)      12   (64)
Income tax benefit (expense)                                       17       (5)   23
-------------------------------------------------------------------------------------
Net unrealized holding gains (losses) on securities
 during the period                                                (30)       7   (41)
Reclassification adjustments for gains included
 in net income                                                     (3)     (24)  (15)
Income tax expense                                                  1        9     5
-------------------------------------------------------------------------------------
Net reclassification adjustments for gains included
 in net income                                                     (2)     (15)  (10)
Foreign currency translation adjustments                            8      (17)   (9)
Reclassification adjustments for foreign currency translation
 gains (losses) included in net income (loss)                      (7)      31    --
-------------------------------------------------------------------------------------
Total foreign currency translation adjustments                      1       14    (9)
Unrealized gains (losses) on qualifying cash flow hedges           38       (4)   --
Income tax benefit (expense)                                       (9)      --    --
-------------------------------------------------------------------------------------
Net unrealized holding gains (losses) on qualifying
 cash flow hedges                                                  29       (4)   --
Additional minimum pension obligation                          (1,157)      --    --
Income tax benefit                                                444       --    --
-------------------------------------------------------------------------------------
Net additional minimum pension obligation                        (713)      --    --
Cumulative effect of change in accounting principle                --       (9)   --
-------------------------------------------------------------------------------------
Total other comprehensive loss                                   (715)      (7)  (60)
-------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                   $   (85) $(1,408) $ 33
                                                              -----------------------



         See accompanying Notes to Consolidated Financial Statements.

                               Sprint Corporation
        ------------------------------------------------------------------------------
        Eliminations/Reclassifications    Sprint FON Group         Sprint PCS Group
        ------------------------------ ----------------------  -----------------------
        2002      2001       2000        2002    2001   2000    2002    2001     2000
        ------------------------------ ----------------------  -----------------------
        $ --      $ --       $ --      $ 1,208  $(147) $1,964  $(578) $(1,254) $(1,871)
        ------------------------------ ----------------------  -----------------------
          --         9         --          (47)     3     (69)    --       --        5
          --        (4)        --           17     (1)     25     --       --       (2)
        ------------------------------ ----------------------  -----------------------

          --         5         --          (30)     2     (44)    --       --        3

          --        10         --           (3)   (34)     (3)    --       --      (12)
          --        (3)        --            1     12       1     --       --        4
        ------------------------------ ----------------------  -----------------------
          --         7         --           (2)   (22)     (2)    --       --       (8)
          --        --         --            3    (16)    (12)     5       (1)       3
          --        --         --           --     31      --     (7)      --       --
        ------------------------------ ----------------------  -----------------------
          --        --         --            3     15     (12)    (2)      (1)       3
          --        --         --           38     (4)     --     --       --       --
          --        --         --           (9)    --      --     --       --       --
        ------------------------------ ----------------------  -----------------------
          --        --         --           29     (4)     --     --       --       --
          --        --         --       (1,122)    --      --    (35)      --       --
          --        --         --          431     --      --     13       --       --
        ------------------------------ ----------------------  -----------------------
          --        --         --         (691)    --      --    (22)      --       --
          --        --         --           --     (9)     --     --       --       --
        ------------------------------ ----------------------  -----------------------
          --        12         --         (691)   (18)    (58)   (24)      (1)      (2)
        ------------------------------ ----------------------  -----------------------
        $ --      $ 12       $ --      $   517  $(165) $1,906  $(602) $(1,255) $(1,873)
        ------------------------------ ----------------------  -----------------------

CONSOLIDATED BALANCE SHEETS
(millions)

                                                                                                     Sprint Corporation
                                                                                                     -------------------
                                                                                                        Consolidated
------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                           2002      2001
------------------------------------------------------------------------------------------------------------------------
Assets
   Current assets
      Cash and equivalents                                                                           $  1,035  $    313
      Accounts receivable, net of consolidated allowance for doubtful accounts of $414 and $397         2,951     3,547
      Inventories                                                                                         682       690
      Deferred tax asset                                                                                  806        36
      Prepaid expenses                                                                                    360       280
      Intergroup receivable                                                                                --        --
      Other                                                                                               244       328
------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                              6,078     5,194
   Assets of discontinued operation                                                                       391       377
   Property, plant and equipment
      FON Group                                                                                        35,055    34,072
      PCS Group                                                                                        16,978    14,634
------------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                                              52,033    48,706
      Accumulated depreciation                                                                        (23,288)  (19,746)
------------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                                28,745    28,960
   Investments in and advances to affiliates                                                               73       288
   Intangibles
      Goodwill                                                                                          4,401     4,733
      Spectrum licenses                                                                                 4,620     4,995
      Other intangibles                                                                                    26       838
------------------------------------------------------------------------------------------------------------------------
      Total intangibles                                                                                 9,047    10,566
      Accumulated amortization                                                                             (2)   (1,506)
------------------------------------------------------------------------------------------------------------------------
      Net intangibles                                                                                   9,045     9,060
   Other assets                                                                                           961     1,914
------------------------------------------------------------------------------------------------------------------------
   Total                                                                                             $ 45,293  $ 45,793
                                                                                                     -------------------



         See accompanying Notes to Consolidated Financial Statements.

              Eliminations/Reclassifications  Sprint FON Group   Sprint PCS Group
              -----------------------------  ------------------  ----------------
               2002            2001            2002      2001      2002     2001
              -----------------------------  ------------------  ----------------
              $  --           $  --          $    641  $    134  $   394  $   179
                 --              --             1,650     2,156    1,301    1,391
                 --              --               219       248      463      442
                 --              --                42        36      764       --
                 --              --               215       145      145      135
               (446)           (342)              446       342       --       --
                 --              --               114       164      130      164
              -----------------------------  ------------------  ----------------
               (446)           (342)            3,327     3,225    3,197    2,311
                 --              --               391       377       --       --
                 --              --            35,055    34,072       --       --
                 --              --                --        --   16,978   14,634
              -----------------------------  ------------------  ----------------
                 --              --            35,055    34,072   16,978   14,634
                (46)            (47)          (18,161)  (16,581)  (5,081)  (3,118)
              -----------------------------  ------------------  ----------------
                (46)            (47)           16,894    17,491   11,897   11,516
               (280)           (280)              252       417      101      151
                 --              --                27        27    4,374    4,706
                 --              --             1,520     1,566    3,100    3,429
                 --              --                24        46        2      792
              -----------------------------  ------------------  ----------------
                 --              --             1,571     1,639    7,476    8,927
                 --              --                (2)      (74)      --   (1,432)
              -----------------------------  ------------------  ----------------
                 --              --             1,569     1,565    7,476    7,495
                 --              --               610     1,197      351      717
              -----------------------------  ------------------  ----------------
              $(772)          $(669)         $ 23,043  $ 24,272  $23,022  $22,190
              -----------------------------  ------------------  ----------------

(millions, except per share data)

                                                                                                          Sprint Corporation
                                                                                                          ------------------
                                                                                                            Consolidated
----------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                2002      2001
----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
   Current liabilities
      Short-term borrowings and current maturities of long-term debt                                      $ 1,887   $ 4,401
      Accounts payable                                                                                      2,151     2,895
      Accrued interconnection costs                                                                           626       588
      Accrued taxes                                                                                           358       456
      Advance billings                                                                                        510       479
      Accrued restructuring costs                                                                             277       389
      Payroll and employee benefits                                                                           579       565
      Accrued interest                                                                                        416       309
      Intergroup payable                                                                                       --        --
      Other                                                                                                 1,004     1,049
----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                             7,808    11,131
   Liabilities of discontinued operation                                                                      299       290
   Noncurrent liabilities
      Long-term debt and capital lease obligations                                                         18,405    16,501
      Equity unit notes                                                                                     1,725     1,725
      Deferred income taxes and investment tax credits                                                      2,025     1,586
      Postretirement and other benefit obligations                                                          1,712       940
      Other                                                                                                   769       748
----------------------------------------------------------------------------------------------------------------------------
      Total noncurrent liabilities                                                                         24,636    21,500
   Redeemable preferred stock                                                                                 256       256
   Shareholders' equity
      Common stock
         Class A FT, par value $.50 per share, 100.0 shares authorized, 43.1 shares issued and
          outstanding                                                                                          22        22
         FON, par value $2.00 per share, 4,200.0 shares authorized, 895.1 and 888.8 shares issued
          and outstanding                                                                                   1,790     1,778
         PCS, par value $1.00 per share, 4,600.0 shares authorized, 999.8 and 986.7 shares issued
          and outstanding                                                                                   1,000       987
      Capital in excess of par or stated value                                                              9,931    10,076
      Retained earnings (deficit)                                                                             252      (261)
      Accumulated other comprehensive income (loss)                                                          (701)       14
      Combined attributed net assets                                                                           --        --
----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                                           12,294    12,616
----------------------------------------------------------------------------------------------------------------------------
   Total                                                                                                  $45,293   $45,793
                                                                                                          ------------------


         See accompanying Notes to Consolidated Financial Statements.

              Eliminations/Reclassifications Sprint FON Group Sprint PCS Group
              -----------------------------  ---------------  ----------------
                2002            2001          2002     2001    2002     2001
              -----------------------------  ---------------  ----------------
              $     --        $     --       $ 1,234  $ 2,056 $   653  $ 2,345
                    --              --           808    1,535   1,343    1,360
                    --              --           614      569      12       19
                    --              --           122      227     236      229
                    --              --           232      247     278      232
                    --              --           251      389      26       --
                    --              --           488      445      91      120
                    --              --            26       47     390      262
                  (446)           (342)           --       --     446      342
                   (46)            (47)          545      586     505      510
              -----------------------------  ---------------  ----------------
                  (492)           (389)        4,320    6,101   3,980    5,419
                    --              --           299      290      --       --
                    --              --         2,736    3,258  15,669   13,243
                    --              --            --       --   1,725    1,725
                    --              --         1,825    1,585     200        1
                    --              --         1,677      940      35       --
                    --              --           362      384     407      364
              -----------------------------  ---------------  ----------------
                    --              --         6,600    6,167  18,036   15,333
                  (280)           (280)           10       10     526      526
                    22              22            --       --      --       --
                 1,790           1,778            --       --      --       --
                 1,000             987            --       --      --       --
                 9,931          10,076            --       --      --       --
                   252            (261)           --       --      --       --
                  (701)             14            --       --      --       --
               (12,294)        (12,616)       11,814   11,704     480      912
              -----------------------------  ---------------  ----------------
                    --              --            --       --      --       --
              -----------------------------  ---------------  ---------------
              $   (772)       $   (669)      $23,043  $24,272 $23,022  $22,190
              -----------------------------  ---------------  ----------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

                                                                                                    Sprint Corporation
                                                                                                --------------------------
                                                                                                       Consolidated
--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                          2002     2001     2000
--------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                                               $   630  $(1,401) $    93
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
   Discontinued operation, net                                                                     (159)    (150)    (831)
   Extraordinary items, net                                                                          (3)       1        4
   Equity in net losses of affiliates                                                               117      175      256
   Depreciation and amortization                                                                  4,912    4,591    4,135
   Deferred income taxes and investment tax credits                                                 556     (687)    (202)
   Non-cash portion of restructuring charge                                                          35       59       --
   Benefit plan curtailment gain                                                                     --     (120)      --
   Net losses (gains) on sales of assets                                                           (111)      82     (130)
   Net losses on write-down of assets                                                               418    1,491      365
   Changes in assets and liabilities:
      Accounts receivable, net                                                                      590      265     (531)
      Inventories and other current assets                                                          (31)     136      154
      Accounts payable and other current liabilities                                               (741)     274      807
      Current tax benefit receivable from the FON Group                                              --       --       --
      Affiliate receivables and payables, net                                                        --       --       --
      Noncurrent assets and liabilities, net                                                        (46)    (139)     (40)
   Other, net                                                                                        39      (14)      16
--------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of continuing operations                         6,206    4,563    4,096
--------------------------------------------------------------------------------------------------------------------------
Investing Activities
Capital expenditures                                                                             (4,849)  (9,046)  (7,152)
Investments in and loans to other affiliates, net                                                   116      (66)    (889)
Net proceeds from sales of assets                                                                   138      301      258
Other, net                                                                                           --       33       (9)
--------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities of continuing operations                                   (4,595)  (8,778)  (7,792)
--------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from debt                                                                                6,061    7,652    3,596
Payments on debt                                                                                 (6,703)  (5,389)  (1,339)
Proceeds from equity unit notes                                                                      --    1,725       --
Proceeds from common stock issued                                                                     3      608      269
Proceeds from treasury stock issued                                                                  --        3       12
Dividends paid                                                                                     (454)    (451)    (448)
Treasury stock purchased                                                                             --       --      (61)
Other, net                                                                                           50       13      182
--------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities of continuing operations                        (1,043)   4,161    2,211
--------------------------------------------------------------------------------------------------------------------------
Net cash from discontinued operations                                                               154      164    1,568
--------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents                                                         722      110       83
Cash and Equivalents at Beginning of Period                                                         313      203      120
--------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                                                           $ 1,035  $   313  $   203
                                                                                                --------------------------

         See accompanying Notes to Consolidated Financial Statements.


    Eliminations/Reclassifications      Sprint FON Group           Sprint PCS Group
    -----------------------------  -------------------------  -------------------------
    2002      2001       2000        2002     2001     2000     2002     2001     2000
    -----------------------------  -------------------------  -------------------------
    $ --      $ --      $  --      $ 1,208  $  (147) $ 1,964  $  (578) $(1,254) $(1,871)
      --        --         --         (159)    (150)    (831)      --       --       --
      --        (7)        --           (3)       1        1       --        7        3
      --        --         --           13       64      201      104      111       55
      --        --         --        2,645    2,441    2,258    2,267    2,150    1,877
      --        --         --          660     (230)     389     (104)    (457)    (591)
      --        --         --           27       56       --        8        3       --
      --        --         --           --     (120)      --       --       --       --
      --        --         --          (49)      55      (83)     (62)      27      (47)
      --        --         --          375    1,491      365       43       --       --
      --        --         --          506      754     (207)      84     (489)    (324)
      --        (2)       411          (39)     121       47        8       17     (304)
      --        24       (144)        (887)     125      405      146      125      546
      --       (26)      (267)          --       --       --       --       26      267
      --        --         --          (64)     237     (256)      64     (237)     256
      --         1         --          (26)    (194)    (117)     (20)      54       77
      --        10         --          (31)     (47)     (32)      70       23       48
    -----------------------------  -------------------------  -------------------------
      --        --         --        4,176    4,457    4,104    2,030      106       (8)
    -----------------------------  -------------------------  -------------------------
      --        --         --       (2,181)  (5,295)  (4,105)  (2,668)  (3,751)  (3,047)
      --        --         --          122      (37)    (686)      (6)     (29)    (203)
      --        --         --           72      263       51       66       38      207
      --        --         --           --       33        2       --       --      (11)
    -----------------------------  -------------------------  -------------------------
      --        --         --       (1,987)  (5,036)  (4,738)  (2,608)  (3,742)  (3,054)
    -----------------------------  -------------------------  -------------------------
      --        --         --        1,325    2,625      344    4,736    5,027    3,252
      --        --         --       (2,678)  (1,604)    (932)  (4,025)  (3,785)    (407)
      --        --         --           --       --       --       --    1,725       --
      --        --         --            2       21      148        1      587      121
      --        --         --           --        3       12       --       --       --
      --        --         --         (440)    (437)    (433)     (14)     (14)     (15)
      --        --         --           --       --      (61)      --       --       --
      --        --         --          (45)    (145)     (30)      95      158      212
    -----------------------------  -------------------------  -------------------------
      --        --         --       (1,836)     463     (952)     793    3,698    3,163
    -----------------------------  -------------------------  -------------------------
      --        --         --          154      164    1,568       --       --       --
    -----------------------------  -------------------------  -------------------------
      --        --         --          507       48      (18)     215       62      101
      --        --         --          134       86      104      179      117       16
    -----------------------------  -------------------------  -------------------------
    $ --      $ --      $  --      $   641  $   134  $    86  $   394  $   179  $   117
    -----------------------------  -------------------------  -------------------------

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Sprint Corporation

(millions)

-----------------------------------------------------------------------------------------
                                                           Class A Class A
                                                             FT      DT     FON     PCS
                                                           Common  Common  Common  Common
                                                            Stock   Stock  Stock   Stock
-----------------------------------------------------------------------------------------
Beginning 2000 balance                                      $108   $  108  $1,576  $  910
Net income (loss)                                             --       --      --      --
FON common stock dividends                                    --       --      --      --
Class A common stock dividends                                --       --      --      --
PCS preferred stock dividends                                 --       --      --      --
FON Series 1 common stock issued                              --       --      22      --
PCS Series 1 common stock issued                              --       --      --      23
Treasury stock purchased                                      --       --      --      --
Treasury stock issued                                         --       --      --      --
Tax benefit from stock compensation                           --       --      --      --
Intergroup stock compensation                                 --       --      --      --
Other, net                                                    --       --      --      --
-----------------------------------------------------------------------------------------
Ending 2000 balance                                          108      108   1,598     933
Net loss                                                      --       --      --      --
FON common stock dividends                                    --       --      --      --
Class A common stock dividends                                --       --      --      --
PCS preferred stock dividends                                 --       --      --      --
Conversion of common stock underlying Class A common stock   (86)    (108)    172      22
FON Series 1 common stock issued                              --       --       8      --
PCS Series 1 common stock issued                              --       --      --      32
Treasury stock issued                                         --       --      --      --
Fair value of contract adjustment payment liability           --       --      --      --
Tax benefit from stock compensation                           --       --      --      --
Intergroup stock compensation                                 --       --      --      --
Other, net                                                    --       --      --      --
-----------------------------------------------------------------------------------------
Ending 2001 balance                                           22       --   1,778     987
Net income (loss)                                             --       --      --      --
FON common stock dividends                                    --       --      --      --
PCS preferred stock dividends                                 --       --      --      --
FON Series 1 common stock issued                              --       --      12      --
PCS Series 1 common stock issued                              --       --      --      13
Intergroup stock compensation                                 --       --      --      --
Additional minimum pension liability                          --       --      --      --
Other, net                                                    --       --      --      --
-----------------------------------------------------------------------------------------
Ending 2002 balance                                         $ 22   $   --  $1,790  $1,000
                                                           ------------------------------
Shares Outstanding
-----------------------------------------------------------------------------------------
Beginning 2000 balance                                      43.1     43.1   788.0   910.4
FON Series 1 common stock issued                              --       --    10.8      --
PCS Series 1 common stock issued                              --       --      --    22.7
Treasury stock purchased                                      --       --    (2.0)     --
Treasury stock issued                                         --       --     1.6      --
-----------------------------------------------------------------------------------------
Ending 2000 balance                                         43.1     43.1   798.4   933.1
Conversion of common stock underlying Class A common stock    --       --    86.2    21.6
Cancellation of Class A DT common stock                       --    (43.1)     --      --
FON Series 1 common stock issued                              --       --     3.8      --
PCS Series 1 common stock issued                              --       --      --    32.0
Treasury stock issued                                         --       --     0.4      --
-----------------------------------------------------------------------------------------
Ending 2001 balance                                         43.1       --   888.8   986.7
FON Series 1 common stock issued                              --       --     6.3      --
PCS Series 1 common stock issued                              --       --      --    13.1
-----------------------------------------------------------------------------------------
Ending 2002 balance                                         43.1       --   895.1   999.8
                                                           ------------------------------

         See accompanying Notes to Consolidated Financial Statements.

---------------------------------------------------------------------------------------------------
 Capital In
  Excess of   Retained                                             Combined Attributed Net Assets
Par or Stated Earnings  Treasury        Consolidated              ---------------------------------
    Value     (Deficit)  Stock   Other     Total     Eliminations Sprint FON Group Sprint PCS Group
---------------------------------------------------------------------------------------------------
   $ 8,569     $ 1,961    $ (2)  $  83    $13,313        $  5         $10,514          $ 2,794
        --          93      --      --         93          --           1,964           (1,871)
        --        (398)     --      --       (398)         --            (398)              --
        --         (44)     --      --        (44)         --             (44)              --
        --          (7)     --      --         (7)         --               7              (14)
       180          --      --      --        202          --             202               --
       207          --      --      --        230          --              --              230
        --          --     (61)     --        (61)         --             (61)              --
        --         (29)     53      --         24          --              24               --
       424          --      --      --        424          --             276              148
        --          --      --      --         --          --             (80)              80
        --           2      --     (62)       (60)          2             (61)              (1)
---------------------------------------------------------------------------------------------------
     9,380       1,578     (10)     21     13,716           7          12,343            1,366
        --      (1,401)     --      --     (1,401)         --            (147)          (1,254)
        --        (433)     --      --       (433)         --            (433)              --
        --         (11)     --      --        (11)         --             (11)              --
        --          (7)     --      --         (7)         --               7              (14)
        --          --      --      --         --          --              --               --
        78          --      --      --         86          --              86               --
       671          --      --      --        703          --              --              703
        --          (3)     10      --          7          --               7               --
       (53)         --      --      --        (53)         --              --              (53)
        17          --      --      --         17          --               9                8
        --          --      --      --         --          --            (160)             160
       (17)         16      --      (7)        (8)         (7)              3               (4)
---------------------------------------------------------------------------------------------------
    10,076        (261)     --      14     12,616          --          11,704              912
        --         630      --      --        630          --           1,208             (578)
      (334)       (113)     --      --       (447)         --            (447)              --
        (7)         --      --      --         (7)         --               7              (14)
        60          --      --      --         72          --              72               --
        89          --      --      --        102          --              --              102
        --          --      --      --         --          --             (73)              73
        --          --      --    (713)      (713)         --            (691)             (22)
        47          (4)     --      (2)        41          --              34                7
---------------------------------------------------------------------------------------------------
   $ 9,931     $   252    $ --   $(701)   $12,294        $ --         $11,814          $   480
---------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             Sprint Corporation

--------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Tracking Stock Formation

In November 1998, Sprint's shareholders approved the allocation of all of Sprint's assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners special low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new series of preferred stock convertible into PCS shares. The purchase of the Cable Partners' interests is referred to as the PCS Restructuring. In the 1999 second quarter, Sprint acquired the remaining minority interest in Cox PCS.

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

FT no longer holds FON shares and DT no longer holds either FON or PCS shares.

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

Board Discretion Regarding Tracking Stocks

Sprint's Board has the discretion to, among other things, make operating and financial decisions that could favor one group over the other and, subject to the restrictions in Sprint's articles of incorporation, to change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval. Under the applicable corporate law, Sprint's Board owes its fiduciary duties to all of Sprint's shareholders and there is no board of directors that owes separate duties to the holders of either the FON stock or the PCS stock. The Tracking Stock Policies provide that the Board, in resolving material matters in which the holders of FON stock and PCS stock have potentially divergent interests, will act in the best interests of Sprint and all of its common shareholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of Sprint common stock. These policies may be changed by the Board without shareholder approval. Given the Board's discretion in these matters, it may be difficult to assess the future prospects of each group based on past performance.

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

Classification of Operations

Sprint's business is divided into three lines of business: the global markets division, the local division, and the PCS wireless telephony products and services business.

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet Protocol and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. In addition, the global markets division provides web and applications hosting, consulting services, colocation services and international data communications.

The global markets division also includes the operating results of the cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multipoint Multichannel Distribution Services (MMDS) services using current direct sight access technology. Current customers continue to receive service. Sprint is pursuing alternative strategies with respect to the spectrum leases and licenses.

This division also includes the FON Group's investments in EarthLink, Inc., an Internet service provider; Call-Net, a long distance provider in Canada; Intelig Telecommunicacoes Ltda., a long distance provider in Brazil; and certain other telecommunications investments and ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.1 million access lines in 18 states. The local division provides local voice and data services, including Digital Subscriber Line
(DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division's local network, nationwide long distance services to residential customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. DSL enables high speed transmission of data over existing copper telephone lines.

Sprint PCS Group

The PCS Group includes Sprint's wireless PCS operations. At year-end 2002, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group has licenses to serve the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands. The service offered by the PCS Group and its third party affiliates now covers more than a quarter billion people. The PCS Group provides nationwide service through a combination of:

   . operating its own digital network in major U.S. metropolitan areas using code division multiple access technology (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format,

   . affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

   . roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and

   .  roaming on other providers' digital networks that use CDMA.

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services under the Sprint brand name on CDMA networks built and operated at their own expense. Several of these affiliates are experiencing financial difficulties, are evaluating restructuring activities and could face bankruptcy. In February 2003, one affiliate filed for bankruptcy protection.

The PCS Group also includes its investment in Virgin Mobile, USA, a joint venture to market wireless services. This investment is accounted for using the equity method.

The PCS Group also provides PCS services to companies that resell PCS services to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service.

Intergroup Transactions and Allocations

Intergroup Transactions

The PCS Group uses the long distance operation of the FON Group as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Charges to the PCS Group for these items totaled $672 million in 2002, $570 million in 2001, and $392 million in 2000. Also included in these amounts are charges for goods capitalized by the PCS Group. These capitalized charges totaled $4 million in 2002, $12 million in 2001, and $15 million in 2000. The service charges less capitalized charges are included in the FON Group's net operating revenues and in the PCS Group's costs of services and products.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $20 million in 2001 and $39 million in 2000. In 2002, the PCS Group credited the FON Group for $46 million. This credit is primarily related to proceedings initiated by the Federal Communications Commission (FCC) in 2001 to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers.

The FON Group charges the PCS Group a return on investment or capital carrying charge for the use of corporate owned capital assets. Charges to the PCS Group for this item totaled $33 million in 2002 and $11 million in 2001. These amounts are included in the FON Group's other income and the PCS Group's operating expenses.

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

The FON Group provides facilities, information services and certain other services to the PCS Group. Charges to the PCS Group for these services totaled $359 million in 2002, $236 million in 2001 and $150 million in 2000. Also included in these amounts are charges that were capitalized by the PCS Group. These capitalized charges totaled $20 million in 2002, $19 million in 2001 and zero in 2000. The service charges less capitalized charges are included in the PCS Group's operating expenses.

Costs for shared services totaled approximately $568 million in 2002, $542 million in 2001 and $605 million in 2000. The percentage of these costs allocated to the PCS Group was approximately 31% in 2002, 23% in 2001, and 15% in 2000 with the balance allocated to the FON Group. The allocation of shared services may change at the discretion of Sprint's Board and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $336 million in 2002, $288 million in 2001 and $237 million in 2000. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

The FON Group earned intergroup interest income and the PCS Group incurred intergroup interest expense of $15 million in 2001 and $19 million in 2000 primarily related to the FON Group's ownership of PCS Group debt securities. Sprint redeemed these securities in the 2001 fourth quarter. As a result of this redemption, the FON Group recognized an $11 million pre-tax gain to "Other expense, net" and the PCS Group recorded a $7 million after-tax extraordinary loss.

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

Advertising Expense

Sprint recognizes advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $863 million in 2002, and $1.1 billion in 2001 and 2000.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks which were included in accounts payable totaled $192 million at year-end 2002 and $550 million at year-end 2001. Sprint had sufficient funds available to fund the outstanding checks when they were presented for payment.

Investments in Equity Securities

Investments in marketable equity securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding gains and losses are reflected in the Consolidated Balance Sheets as adjustments to "Shareholders' equity--Accumulated other comprehensive income," net of related income taxes. Impairment losses on investments in equity securities are recorded to "Other expense, net" in the Consolidated Statements of Operations when an investment's market value declines below Sprint's cost basis on an other than temporary basis.

Inventories

Inventories for the FON Group are stated at the lower of cost (principally first-in, first-out method) or market value. Inventories for the PCS Group are stated at the lower of cost (principally first-in, first-out method) or replacement value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

--------------------------------------------------------------------------------

                                                   December 31,
                                                  ---------------
                                                   2002    2001
              ---------------------------------------------------
                                                    (millions)
              FON Group
                Global markets division           $14,495 $14,393
                Local division                     18,343  17,676
                Other                               2,217   2,003
              ---------------------------------------------------
              Total FON Group                      35,055  34,072
              PCS Group                            16,978  14,634
              ---------------------------------------------------
              Total property, plant and equipment $52,033 $48,706
                                                  ---------------

Capitalized Interest

Capitalized interest totaled $118 million in 2002, $174 million in 2001 and $175 million in 2000. Capitalized interest for the FON Group totaled $18 million in 2002, $30 million in 2001 and $22 million in 2000. Capitalized interest for the PCS Group totaled $100 million in 2002, $144 million in 2001 and $153 million in 2000. Capitalized interest is incurred in connection with the PCS Group's and the FON Group's construction of capital assets.

Goodwill and Other Intangibles

Effective January 1, 2002, Sprint adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased, and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. See Note 4 for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangibles.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. The book value of goodwill was $4.4 billion at year-end 2002 and 2001. Sprint evaluates goodwill for impairment on an annual basis and whenever events or circumstances indicate that these assets might be impaired. Sprint determines impairment by comparing the net assets of each reporting unit (identified as Sprint's operating segments) to the respective fair value. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Indefinite Life Intangibles

Sprint identified spectrum licenses and Sprint's trademark as indefinite life intangibles. The PCS Group acquired spectrum licenses from the FCC to operate as a PCS service provider. Additionally, the PCS Group incurred costs related to microwave relocation in constructing the PCS network. The global markets division acquired spectrum licenses when the broadband fixed wireless companies were acquired in 1999. The book value of indefinite life intangibles was $4.6 billion at year-end 2002 and 2001. Sprint evaluates the recoverability of indefinite lived intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. Sprint determines impairment by comparing an asset's respective carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Definite Life Intangibles

Definite life intangibles include patents and the value associated with the PCS Group customer base through acquisition. Sprint evaluates the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. Sprint determines impairment by comparing an asset's respective carrying value to estimates of the sum of the future cash flows expected to result from the Company's asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Definite life intangibles are amortized over their useful lives, which at year-end 2002 averaged 10 years. Amortization on these assets totaled $4 million in 2002, $148 million in 2001 and $317 million in 2000. The intangible associated with the PCS customer base of approximately $746 million became fully amortized in 2002, at which time the accumulated amortization reduced the carrying value of this asset.

Earnings per Share

EPS is computed individually for the FON Group and PCS Group. As a part of the Recapitalization, each Class A common share owned by FT and DT was reclassified such that each share represented a right to one share of FON stock and 1/2 share of PCS stock. In order to give effect to the FT and DT interests when determining earnings per share, the number of shares of FON stock and PCS stock represented by the shares of Class A common stock are included in the calculation of the weighted average FON and PCS common stock outstanding.

The FON Group's convertible preferred dividends totaled $1 million in 2000 and dilutive securities (mainly options) totaled 1.2 million shares in 2002 and
11.5 million shares in 2000. In 2001, dilutive securities did not have a dilutive effect on loss per share because the FON Group incurred a net loss. Dilutive securities for the PCS Group mainly include options, warrants, convertible preferred stock and equity units. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for 2002, 2001 and 2000. As a result, diluted loss per share equaled basic loss per share.

Stock-based Compensation

At December 31, 2002, Sprint had three stock-based employee compensation plans, which are described more fully in Note 15. Sprint accounts for those plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Sprint intends to begin expensing stock-based compensation in 2003. See Note 19 for additional information.

-------------------------------------------------------------------------------
Sprint FON Group                                        ----------------------
Years ended December 31,                                 2002    2001    2000
-------------------------------------------------------------------------------
                                                              (millions)
Net income (loss), as reported                          $1,208  $ (147) $1,964
 Add: Stock-based employee compensation
   expense included in reported net income (loss), net
   of related tax effects                                    3       1      19
 Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects              (91)   (145)   (315)
-------------------------------------------------------------------------------
Pro forma net income (loss)                             $1,120  $ (291) $1,668
                                                        ----------------------
Earnings (loss) per common share:
 Basic--as reported                                     $ 1.36  $(0.16) $ 2.24
                                                        ----------------------
 Basic--pro forma                                       $ 1.26  $(0.32) $ 1.90
                                                        ----------------------
 Diluted--as reported                                   $ 1.36  $(0.16) $ 2.21
                                                        ----------------------
 Diluted--pro forma                                     $ 1.26  $(0.32) $ 1.88
                                                        ----------------------

--------------------------------------------------------------------------------
Sprint PCS Group                                       ------------------------
Years ended December 31,                                2002     2001     2000
--------------------------------------------------------------------------------
                                                              (millions)
Net loss, as reported                                  $ (578) $(1,254) $(1,871)
 Add: Stock-based employee compensation expense
   included in reported net loss, net of related tax
   effects                                                  2       --       10
 Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects            (127)    (206)    (274)
--------------------------------------------------------------------------------
Pro forma net loss                                     $ (703) $(1,460) $(2,135)
                                                       ------------------------
Loss per common share:
 Basic and diluted--as reported                        $(0.58) $ (1.28) $ (1.95)
                                                       ------------------------
 Basic and diluted--pro forma                          $(0.71) $ (1.49) $ (2.22)
                                                       ------------------------

--------------------------------------------------------------------------------
2. Investments
--------------------------------------------------------------------------------

Investments in Securities

The cost of investments in marketable securities, which are included in "Other assets" in the Consolidated Balance Sheet, was $95 million and $35 million at year-end 2002 and 2001, respectively. Accumulated unrealized holding losses were $20 million, gross and $12 million, net of income taxes and accumulated unrealized holding gains were $10 million, gross and $6 million, net of taxes, at year-end 2002. Comparatively, at year-end 2001, the accumulated unrealized holding gains were $40 million, gross and $26 million, net of income taxes. Both gains and losses are included in "Accumulated other comprehensive income" in the Sprint Consolidated Balance Sheets.

Sprint's cost method investment in EarthLink preferred shares, which are included in "Other assets" on the Consolidated Balance Sheet, was $116 million and $410 million at year-end 2002 and 2001, respectively. In the 2002 second quarter, Sprint completed an analysis of the valuation of this investment which resulted in a write-down of $241 million to market value. This charge is included in "Other expense, net" in Sprint's Consolidated Statements of Operations.

During 2002, Sprint converted 9 million shares of EarthLink Series A Convertible Preferred Stock into 8.8 million shares of EarthLink common stock. In the 2001 fourth quarter, Sprint converted 3.1 million shares of EarthLink Series A Convertible Preferred Stock into 3 million shares of EarthLink common stock.

In the 2001 third quarter, Sprint sold 12.5 million of its common shares in EarthLink for $155 million and converted and sold 6.2 million shares of its Series B Convertible Preferred Stock in EarthLink for $73 million. The net loss on the sales was $25 million and is included in "Other expense, net" in Sprint's Consolidated Statements of Operations.

In the 2001 first quarter, Sprint modified its relationship with EarthLink which resulted in its investment in common stock no longer being accounted for using the equity method.

In the 2000 fourth quarter, Sprint recorded a write-down of securities with a cost basis of $48 million due to a decline in market value that was considered other than temporary. The $48 million charge was included in "Other expense, net" in Sprint's Consolidated Statements of Operations.

During 2000, Sprint used equity securities with a cost basis of $94 million to retire debt instruments (see Note 11). Sprint recorded a $45 million gain associated with the transaction which was included in "Other expense, net" in Sprint's Consolidated Statements of Operations.

Investments in and Advances to Affiliates

At year-end 2002, investments accounted for using the equity method consisted primarily of the PCS Group's investment in Virgin Mobile, USA.

At year-end 2001, investments accounted for using the equity method consisted of the FON Group's various investments and the PCS Group's investments in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), SVC BidCo L.P. (BidCo), and Virgin Mobile, USA.

At year-end 2000, investments accounted for using the equity method consisted of the FON Group's investments in Intelig, EarthLink and other investments and the PCS Group's investment in Pegaso and BidCo.

During 2002, the PCS Group's investment in BidCo was dissolved. In the 2002 fourth quarter, Sprint received $5 million, its final share of the FCC's return of deposit for licenses in the NextWave spectrum auction after receiving $38 million in the 2002 second quarter representing its share of 85% of the deposit for licenses. At dissolution a $5 million loss was recognized.

In the fourth quarter of 2002, Sprint liquidated a partnership and received cash proceeds of $148 million. Associated with this transaction, Sprint extinguished a $150 million borrowing from the partnership. Sprint recorded a $1 million loss on the investment.

In the third quarter of 2002, the PCS Group sold its investment in Pegaso to Telefonica Moviles. Sprint also reached an agreement with Pegaso and the other shareholders of Pegaso for payment in connection with the cancellation of the Company's Services Contract. Sprint's book investment in Pegaso was zero due to previous recognition of its share of losses. Sprint received $28 million from Telefonica Moviles in the third quarter, and in October 2002 received an additional final payment, net of foreign withholding tax, of $35 million for its investment in Pegaso.

In the second quarter of 2002, Call-Net, a Canadian long-distance provider, finalized a comprehensive recapitalization proposal that altered the FON Group's existing ownership in this investment, which has been carried at zero value since the 2000 fourth quarter. Sprint invested approximately $16 million in new Call-Net shares as part of this recapitalization. Since this is an equity method investment, Sprint recognized previously unrecognized losses in the amount of this additional investment. Additionally, Sprint and Call-Net agreed to a new ten year branding and technology services agreement for which Sprint receives royalties.

In the 2000 fourth quarter, Sprint completed an analysis of the valuation of its equity method investments in response to changes in the telecommunications industry. The analysis resulted in an $87 million charge for the write-down of its investment in Call-Net which was included in "Other expense, net" in Sprint's Consolidated Statements of Operations.

In the second quarter of 2002, a new agreement was entered into with the Virgin Group for funding of Virgin Mobile, USA. Under the terms of the agreement, Sprint will fund up to $150 million, with the majority in the form of discounted network services and the remainder in cash, and the Virgin Group will fund up to $150 million in cash. As of December 31, 2002, Sprint had satisfied nearly 100% of its cash funding requirement and approximately 10% of the network services contribution. Virgin Mobile, USA launched services in June 2002. The original joint venture was entered into in the 2001 fourth quarter.

In the 2001 third quarter, Sprint completed an analysis of the valuation of its investment in Intelig that resulted in a $157 million write-down. This charge was included in "Other expense, net" in Sprint's Consolidated Statement of Operations.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

               -------------------------------------------------
                                          2002   2001     2000
               -------------------------------------------------
                                               (millions)
               Results of operations
                 Net operating revenues  $ 164  $  581  $ 2,195
                                         ----------------------
                 Operating loss          $(210) $ (418) $  (826)
                                         ----------------------
                 Net loss                $(306) $ (608) $(1,062)
                                         ----------------------
               Financial position
                 Current assets          $  27  $  502  $ 1,470
                 Noncurrent assets          13   1,522    2,900
               -------------------------------------------------
                 Total                   $  40  $2,024  $ 4,370
                                         ----------------------
                 Current liabilities     $  61  $  661  $ 1,102
                 Noncurrent liabilities     --     600      533
                 Partners' capital         130      --       --
                 Owners' equity           (151)    763    2,735
               -------------------------------------------------
                 Total                   $  40  $2,024  $ 4,370
                                         ----------------------

--------------------------------------------------------------------------------
3. Restructuring and Asset Impairment
--------------------------------------------------------------------------------

Restructuring Activity

In the 2002 fourth quarter, Sprint announced a consolidation in its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as in other areas of the Company, in the on-going effort to streamline operations and maintain a competitive cost structure (One Sprint Consolidation). These decisions resulted in a $146 million pre-tax charge consisting primarily of severance costs associated with work force reductions. The charge for severance costs totaled $58 million, and the remaining $88 million was accrued for other exit costs associated with the restructuring. The severance charge is associated with the involuntary employee separation of approximately 2,100 employees. As of December 31, 2002, approximately 250 of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs in the next 12 months.

In the 2002 fourth quarter, the PCS group announced it would reduce operating expenses through a work force reduction (PCS Consolidation). This action is expected to create a more competitive cost structure for the business. This decision resulted in a $43 million pre-tax charge consisting primarily of severance costs associated with work force reductions. The charge for severance costs totaled $25 million, and the remaining $18 million was accrued for other exit costs associated with the restructuring. The severance charge is associated with the involuntary employee separation of approximately 1,600 employees. As of December 31, 2002, approximately 1,000 of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs in the next 12 months.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions' web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that its global markets division would discontinue offering and supporting facilities-based Digital Subscriber Line (DSL) services to customers (collectively, the Global Markets Division Consolidation). These decisions resulted in a $202 million pre-tax charge consisting of asset write-offs, severance costs associated with work force reductions, and termination of real estate leases and other contractual obligations. The charge for asset impairments was $142 million, severance costs totaled $22 million, and the remaining $38 million was accrued for other exit costs associated with the restructuring. The severance charge is associated with the involuntary employee separation of approximately 1,100 employees. As of September 30, 2002, substantially all of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs by the third quarter of 2003.

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units (PCS Customer Service Center Closures). These decisions resulted in a $23 million pre-tax restructuring charge consisting of severance costs associated with work force reductions and other exit costs, primarily for the termination of real estate leases. The charge for severance costs was $13 million with the remaining $10 million being for other exit costs. The severance charge is associated with the involuntary employee separation of approximately 2,600 employees. As of September 30, 2002, substantially all of the employee separations had been completed. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2002 first quarter. This analysis resulted in a reserve reduction of $6 million primarily associated with real estate lease terminations.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions (Sprint ION Termination). Operating losses generated by ION were $11 million in 2002 and approximately $500 million in both 2001 and 2000. These decisions resulted in a $1,813 million pre-tax charge consisting of asset write-offs, severance costs associated with work force reductions, and termination of supplier agreements, real estate leases, and other contractual obligations. The charge for asset impairments was $1,327 million, severance costs totaled $231 million, and the remaining $256 million was accrued for other exit costs associated with the restructuring. The severance charge is associated with the involuntary employee separation of approximately 6,000 employees. As of September 30, 2002, substantially all of the employee separations had been completed. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in a reserve reduction in the third quarter of 2002 of
$42 million primarily associated with exit costs and a $34 million reduction associated with the asset impairment charge.

This activity is summarized as follows:

---------------------------------------------------------------------------------------------------------------
                                                                     2002 Activity
                                                           ---------------------------------
                                         December 31, 2001 Restructuring   Cash    Non-cash/  December 31, 2002
                                         Liability Balance Total Charge  Payments Adjustments Liability Balance
---------------------------------------------------------------------------------------------------------------
                                                                       (millions)
Restructuring Events--2002
  One Sprint Consolidation
   Severance                                   $ --            $ 58        $ --      $ --           $ 58
   Other exit costs                              --              88          --       (37)            51
  PCS Consolidation
   Severance                                     --              25           3        --             22
   Other exit costs                              --              18          --        (2)            16
  Global Markets Division Consolidation
   Severance                                     --              22          14        --              8
   Other exit costs                              --              38           8        --             30
  PCS Customer Service Center Closures
   Severance                                     --              13          13        --             --
   Other exit costs                              --              10           2        (6)             2

Restructuring Events--2001
  Sprint ION Termination
   Severance                                    160              --         136        19             43
   Other exit costs                             230              --         112       (71)            47
--------------------------------------------------------------------------------------------------------------
Total                                          $390            $272        $288      $(97)          $277

                                         ----------------------------------------------------------------------

In 2001, activity related to the Sprint ION Termination restructuring included severance cash expenditures of $31 million, additional pension obligations of $40 million, other exit costs expenditures of $7 million and $19 million of non-cash other exit costs.

Other Asset Impairments

In the 2002 fourth quarter, Sprint recorded charges for asset impairment of $56 million. The FON Group recorded a network asset impairment related to the global markets division of $14 million. The PCS Group recorded an asset impairment of $42 million representing abandoned network projects.

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

--------------------------------------------------------------------------------
4. Goodwill and Other Intangible Assets
--------------------------------------------------------------------------------

Sprint adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This standard prescribes the accounting treatment for both identifiable intangibles and goodwill after initial recognition. Upon adoption of the standard, amortization of goodwill and indefinite life intangibles ceased and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. Periodic impairment testing of these assets is now required. Definite life intangibles continue to be amortized over their useful lives. Sprint identified spectrum licenses, which include related microwave relocation costs, and its trademark as indefinite life intangibles. Concurrent with adoption, and again in the 2002 fourth quarter, Sprint evaluated for impairment its goodwill and indefinite life intangibles in accordance with the standard's guidance and determined these assets were not impaired.

The following pro forma table adjusts net income (loss) and basic and diluted earnings (loss) per share in 2001 and 2000 to exclude amortization, net of any related tax effects, on goodwill and indefinite lived intangibles.

--------------------------------------------------------------------------------

                                  Sprint Corporation        FON Group                 PCS Group
                                 -------------------  --------------------- ----------------------------
Years Ended December 31,         2002    2001   2000   2002   2001    2000    2002      2001      2000
--------------------------------------------------------------------------------------------------------
                                                  (millions, except per share amounts)
Reported net income (loss)       $630  $(1,401) $ 93  $1,208 $ (147) $1,964 $   (578)  $(1,254) $(1,871)
Add back:
  Goodwill amortization            --      126   150      --      1      26       --       125      124
  Spectrum licenses
   amortization                    --       69    76      --     16      23       --        53       53
                                 -------------------  --------------------- ---------------------------
Adjusted net income (loss)       $630  $(1,206) $319  $1,208 $ (130) $2,013 $   (578)  $(1,076) $(1,694)
Preferred stock dividends (paid)
 received                          (7)      (7)   (7)      7      7       7      (14)      (14)     (14)
                                 -------------------  --------------------- ---------------------------
Adjusted earnings (loss)
 applicable to common stock      $623  $(1,213) $312  $1,215 $ (123) $2,020 $   (592)  $(1,090) $(1,708)
                                 -------------------  --------------------- ---------------------------
Diluted earnings (loss) per
 share
Reported diluted earnings (loss)
 per share                                            $ 1.36 $(0.16) $ 2.21 $  (0.58)  $ (1.28) $ (1.95)
Add back:
  Goodwill amortization                                   --     --    0.03       --      0.13     0.13
  Spectrum licenses
   amortization                                           --   0.02    0.02       --      0.05     0.05
                                                      --------------------- ---------------------------
Adjusted diluted earnings (loss)
 per share                                            $ 1.36 $(0.14) $ 2.26 $  (0.58)  $ (1.10) $ (1.77)
                                                      --------------------- ---------------------------
Diluted weighted average
 shares outstanding                                    893.3  886.8   892.4  1,015.8     989.7    966.5
                                                      --------------------- ---------------------------

Basic earnings (loss) per
 share
Reported basic earnings (loss)
 per share                                            $ 1.36 $(0.16) $ 2.24 $  (0.58)  $ (1.28) $ (1.95)
Add back:
  Goodwill amortization                                   --     --    0.03       --      0.13     0.13
  Spectrum licenses
   amortization                                           --   0.02    0.02       --      0.05     0.05
                                                      --------------------- ---------------------------
Adjusted basic earnings (loss)
 per share                                            $ 1.36 $(0.14) $ 2.29 $  (0.58)  $ (1.10) $ (1.77)
                                                      --------------------- ---------------------------
Basic weighted average shares
 outstanding                                           892.1  886.8   880.9  1,015.8     989.7    966.5
                                                      --------------------- ---------------------------

--------------------------------------------------------------------------------
5. Merger Termination
--------------------------------------------------------------------------------

On July 13, 2000, Sprint and WorldCom, Inc. announced that the boards of directors of both companies terminated their merger agreement, previously announced in 1999, as a result of regulatory opposition to the merger. In the 2000 second quarter, Sprint recognized a pre-tax charge of $187 million for costs associated with the merger. The FON Group recognized $163 million while the PCS Group recognized $24 million.

--------------------------------------------------------------------------------
6. Discontinued Operations
--------------------------------------------------------------------------------

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003 and Sprint will recognize a pre-tax gain of $2.14 billion, $1.3 billion after-tax, in the 2003 first quarter. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Sprint has presented the assets, liabilities and results of operations of the directory publishing business as a discontinued operation in the consolidated financial statements. Summary financial information is as follows:

                -------------------------------------------------
                                                       2002  2001
                -------------------------------------------------
                                                       (millions)
                Assets of discontinued operation:
                  Accounts receivable, net             $277  $260
                  Prepaids                               99   109
                  Other assets                           15     8
                -------------------------------------------------
                Total assets of discontinued operation $391  $377
                                                       ---------
                Liabilities of discontinued operation:
                  Advance billings and other           $299  $290
                                                       ---------

                   -----------------------------------------
                                              2002 2001 2000
                   -----------------------------------------
                                                (millions)
                   Net operating revenues     $546 $556 $459
                                              --------------
                   Income before income taxes $255 $249 $263
                                              --------------

In the 2000 first quarter, Sprint sold its interest in Global One to France Telecom and Deutsche Telekom AG. Sprint received $1.1 billion in cash and was repaid $276 million for advances for its entire stake in Global One. As a result of Sprint's sale of its interest in Global One, Sprint's after-tax gain on the sale of $675 million has been reported with discontinued operations in 2000.

--------------------------------------------------------------------------------
7. Cumulative Effect of Changes in Accounting Principles
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 became effective for Sprint on January 1, 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

Upon adoption of SFAS No. 133, Sprint recorded a cumulative adjustment to net income of $2 million (net of tax of $1 million) and a cumulative reduction in other comprehensive income of $9 million. The $2 million cumulative adjustment was due to recognizing the fair value of the stock warrants held by the PCS Group that are not designated as hedging instruments and is recorded in "Cumulative effect of changes in accounting principles, net" in Sprint's Consolidated Statements of Operations. The total fair value of the stock warrants held by the FON Group on the date of adoption was not material and required no transition adjustment to earnings. The reduction in other comprehensive income results from recognizing the fair value of cash flow hedges held by the FON Group and is recorded in "Cumulative effect of change in accounting principle" in Sprint's Consolidated Statements of Comprehensive Income (Loss). The net derivative losses included in accumulated other comprehensive income as of December 31, 2001 were reclassified into earnings in the 2002 second quarter.

Sprint implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of 2000, effective as of the beginning of that year. This bulletin requires activation and installation fee revenues that do not represent a separate earnings process to be deferred and recognized over the estimated service period. Associated incremental direct costs may also be deferred, but only to the extent of revenues subject to deferral. The FON Group recorded a $2 million charge for the cumulative effect of change in accounting principle in 2000.

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

The following table shows the changes in the projected benefit obligation:

                      ------------------------------------
                                            2002    2001
                      ------------------------------------
                                             (millions)
                      Beginning balance    $3,005  $2,634
                      Service cost            103      92
                      Interest cost           221     209
                      Amendments               14      12
                      Termination benefits     10      40
                      Actuarial loss          344     162
                      Benefits paid          (161)   (144)
                      ------------------------------------
                      Ending balance       $3,536  $3,005
                                           --------------

The following table shows the changes in plan assets:

                   ------------------------------------------
                                               2002    2001
                   ------------------------------------------
                                                (millions)
                   Beginning balance          $2,996  $3,376
                   Actual loss on plan assets   (387)   (236)
                   Benefits paid                (161)   (144)
                   ------------------------------------------
                   Ending balance             $2,448  $2,996
                                              --------------

At year-end, the funded status and amounts recognized in the Consolidated Balance Sheets for the plan were as follows:

      --------------------------------------------------------------------
                                                              2002   2001
      --------------------------------------------------------------------
                                                              (millions)
      Projected benefit obligation in excess of plan assets $(1,088) $ (9)
      Unrecognized net losses                                 1,445   381
      Unrecognized prior service cost                            95    95
      Unamortized transition asset                               (7)  (24)
      --------------------------------------------------------------------
      Net amount recognized                                 $   445  $443
                                                            -------------

Amounts recognized in the Consolidated Balance Sheets consist of:

              ---------------------------------------------------
                                                      2002   2001
              ---------------------------------------------------
                                                      (millions)
              Prepaid pension cost                   $   --  $443
              Pension benefit obligations              (807)   --
              Intangible asset                           95    --
              Accumulated other comprehensive income  1,157    --
              ---------------------------------------------------
              Net amount recognized                  $  445  $443
                                                     ------------

Amounts included for the plan in the Consolidated Balance Sheets include accrued pension expense of $718 million at year-end 2002 and prepaid pension expense of $474 million at year-end 2001 for the FON Group, and accrued pension expense of $89 million at year-end 2002 and $31 million at year-end 2001 for the PCS Group.

In accordance with SFAS No. 87, the Company recorded an additional minimum pension liability of $1,252 million representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. The additional minimum pension liability was $1,217 million for the FON Group and $35 million for the PCS Group at December 31, 2002. An intangible asset equal to the unrecognized prior service costs of $95 million was established for the FON Group. The remaining $1,122 million for the FON Group and $35 million for the PCS Group, totaling $1,157 million for Sprint, resulted in a charge to equity, net of taxes, of $691 million for the FON Group and $22 million for the PCS Group, totaling $713 million for Sprint, at December 31, 2002.

The net pension credit consisted of the following:

--------------------------------------------------------------------------------------
                                                                 2002   2001    2000
--------------------------------------------------------------------------------------
                                                                      (millions)
Service cost--benefits earned during the year                   $ 103  $   92  $   77
Interest on projected benefit obligation                          221     209     194
Expected return on plan assets                                   (331)   (353)   (336)
Amortization of unrecognized transition asset                     (17)    (23)    (25)
Recognition of prior service cost                                  14      13      12
Recognition of actuarial gains                                     (2)    (26)    (37)
Special early retirement benefits associated with restructuring    10      40       -
--------------------------------------------------------------------------------------
Net pension credit                                              $  (2) $  (48) $ (115)
                                                                ---------------------
Discount rate                                                    7.50%   8.00%   8.25%
                                                                ---------------------
Expected long-term rate of return on plan assets                 9.50%  10.00%  10.00%
                                                                ---------------------
Expected blended rate of future pay raises                       4.25%   4.50%   5.25%
                                                                ---------------------

Net periodic pension income for the FON Group was $26 million in 2002, $66 million in 2001, and $122 million in 2000. Net periodic pension expense for the PCS Group was $24 million in 2002, $18 million in 2001, and $7 million in 2000.

Weighted average assumptions as of December 31 consisted of the following:

      -------------------------------------------------------------------
                                                       2002  2001   2000
      -------------------------------------------------------------------
      Discount rate                                    6.75% 7.50%  8.00%
                                                       -----------------
      Expected long-term rate of return on plan assets 9.00% 9.50% 10.00%
                                                       -----------------
      Expected blended rate of future pay raises       4.25% 4.25%  4.50%
                                                       -----------------

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most FON Group and PCS Group employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint matches contributions of non-union employees in FON stock and PCS stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of its Board of Directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to other telecommunications companies' stock. Sprint's matching contributions were $105 million in 2002 and $103 million in 2001 and 2000. The FON Group recorded expenses of $83 million in 2002, $85 million in 2001 and $86 million in 2000 for Sprint's matching contributions, and the PCS Group recorded expenses of $22 million in 2002, $18 million in 2001 and $17 million in 2000. At year-end 2002, the plans held 42 million FON shares with a market value of $608 million and dividends reinvested into the plan of $20 million. At year-end 2002, the plans held 52 million PCS shares with a market value of $227 million.

Postretirement Benefits

Sprint provides postretirement benefits (mainly medical and life insurance) to most FON Group and PCS Group employees. Employees who retired before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees who retire after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

In the 2001 third quarter, Sprint adopted amendments to two postretirement benefit plans. As a result of the amendments, the life insurance benefit is eliminated for employees retiring after 2003 and the postretirement medical insurance plan was replaced with a Sprint-funded account to be managed by the employee. The plan amendment to the Sprint retiree medical insurance plan reduced the accumulated postretirement benefit obligation and reduced employee benefits attributed to employee service already rendered. Sprint recognized a curtailment gain from this amendment of $120 million, $75 million after tax.

The following table shows the changes in the accumulated postretirement benefit obligation:

                        --------------------------------
                                           2002    2001
                        --------------------------------
                                            (millions)
                        Beginning balance $  878  $ 910
                        Service cost          16     18
                        Interest cost         62     68
                        Amendments            --   (230)
                        Actuarial losses     178    166
                        Benefits paid        (57)   (54)
                        --------------------------------
                        Ending balance    $1,077  $ 878
                                          ------  -----

Amounts included in the Consolidated Balance Sheets at year-end were as follows:

          ------------------------------------------------------------
                                                         2002    2001
          ------------------------------------------------------------
                                                          (millions)
          Accumulated postretirement benefit obligation $1,077  $ 878
          Plan assets                                      (35)   (39)
          Unrecognized transition obligation                10     11
          Unrecognized prior service benefit               170    177
          Unrecognized net loss                           (317)   (97)
          ------------------------------------------------------------
          Accrued postretirement benefits cost          $  905  $ 930
                                                        ------  -----
          Discount rate                                   6.75%  7.50%
                                                        ------  -----

The amounts of accrued postretirement benefit costs included in the Consolidated Balance Sheets are $902 million at year-end 2002 and $927 million at year-end 2001 for the FON Group, and $3 million at year-end 2002 and 2001 for the PCS Group.

The assumed 2003 annual health care cost trend rate is 9.0% gradually decreasing to an ultimate level of 5% by 2011. A 1% increase in the rates would have increased the 2002 accumulated postretirement benefit obligation by an estimated $100 million. A 1% decrease would have reduced the obligation by an estimated $83 million.

The net postretirement benefits cost consisted of the following:

 ------------------------------------------------------------------------------
                                                            2002   2001   2000
 ------------------------------------------------------------------------------
                                                                (millions)
 Service cost--benefits earned during the year             $  16  $  18  $  17
 Interest on accumulated postretirement benefit obligation    62     68     71
 Expected return on assets                                    (3)    (4)    (3)
 Recognition of transition obligation                         (1)    (1)    (1)
 Recognition of prior service cost                           (58)   (33)    (8)
 Recognition of actuarial gains                               14     (2)   (14)
 ------------------------------------------------------------------------------
 Net periodic postretirement benefits cost                 $  30  $  46  $  62
                                                           -------------------
 Curtailment gain                                          $  --  $(120) $  --
                                                           -------------------
 Discount rate                                              7.50%  8.00%  8.25%
                                                           -------------------

The FON Group recorded net periodic postretirement benefit expense of $29 million in 2002, $45 million in 2001, and $62 million in 2000. The PCS Group recorded net periodic postretirement benefit expense of $1 million in 2002 and in 2001, and $0.2 million in 2000.

For measurement purposes, the assumed 2002 weighted average annual health care cost trend rates were 8.5% before Medicare eligibility and 9.0% after Medicare eligibility. Both rates gradually decrease to an ultimate level of

5.0% by 2010. A 1.0% increase in the rates would have increased the 2002 postretirement benefits service and interest costs by an estimated $6 million. A 1.0% decrease would have reduced the 2002 postretirement benefits service and interest costs by an estimated $5 million.

--------------------------------------------------------------------------------
9. Income Taxes
--------------------------------------------------------------------------------

Income tax expense (benefit) allocated to continuing operations consists of the following:

        ----------------------------------------------------------------
                                                 Sprint    Sprint Sprint
                                              Corporation   FON    PCS
        2002                                  Consolidated Group  Group
        ----------------------------------------------------------------
                                                      (millions)
        Current income tax expense (benefit)
          Federal                                $(600)    $(244) $(356)
          State                                     (3)       (9)     6
        ----------------------------------------------------------------
        Total current                             (603)     (253)  (350)
        ----------------------------------------------------------------
        Deferred income tax expense (benefit)
          Federal                                  544       602    (58)
          State                                     12        58    (46)
        ----------------------------------------------------------------
        Total deferred                             556       660   (104)
        ----------------------------------------------------------------
        Foreign income tax expense                   8        --      8
        ----------------------------------------------------------------
        Total                                    $ (39)    $ 407  $(446)
                                              -------------------------

        ---------------------------------------------------------------
                                                Sprint    Sprint Sprint
                                             Corporation   FON    PCS
        2001                                 Consolidated Group  Group
        ---------------------------------------------------------------
                                                     (millions)
        Current income tax expense (benefit)
          Federal                               $ (92)    $ 100  $(188)
          State                                    57        50      7
        ---------------------------------------------------------------
        Total current                             (35)      150   (181)
        ---------------------------------------------------------------
        Deferred income tax benefit
          Federal                                (552)     (182)  (370)
          State                                  (135)      (48)   (87)
        ---------------------------------------------------------------
        Total deferred                           (687)     (230)  (457)
        ---------------------------------------------------------------
        Total                                   $(722)    $ (80) $(638)
                                             -------------------------

       ------------------------------------------------------------------
                                                Sprint    Sprint  Sprint
                                             Corporation   FON     PCS
       2000                                  Consolidated Group   Group
       ------------------------------------------------------------------
                                                      (millions)
       Current income tax expense (benefit)
         Federal                                $ (63)     $342  $  (405)
         State                                     34        42       (8)
       ------------------------------------------------------------------
       Total current                              (29)      384     (413)
       ------------------------------------------------------------------
       Deferred income tax expense (benefit)
         Federal                                 (171)      340     (511)
         State                                    (31)       49      (80)
       ------------------------------------------------------------------
       Total deferred                            (202)      389     (591)
       ------------------------------------------------------------------
       Total                                    $(231)     $773  $(1,004)
                                             ---------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

-------------------------------------------------------------------------------------------------
                                                                          Sprint    Sprint Sprint
                                                                       Corporation   FON    PCS
2002                                                                   Consolidated Group  Group
-------------------------------------------------------------------------------------------------
                                                                               (millions)
Income tax expense (benefit) at the federal statutory rate                $ 150     $ 508  $(358)
Effect of:
  State income taxes, net of federal income tax effect                        6        32    (26)
  Equity in losses of foreign joint ventures                                (55)        2    (57)
  Decrease in valuation allowance for previous investment write downs      (130)     (130)    --
  Other, net                                                                (10)       (5)    (5)
-------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                              $ (39)    $ 407  $(446)
                                                                       -------------------------
Effective income tax rate                                                  (9.1)%    28.0%  43.6%
                                                                       -------------------------

--------------------------------------------------------------------------------

                                                           Sprint    Sprint Sprint
                                                        Corporation   FON    PCS
2001                                                    Consolidated Group  Group
----------------------------------------------------------------------------------
                                                                (millions)
Income tax benefit at the federal statutory rate           $(796)    $(132) $(660)
Effect of:
  State income taxes, net of federal income tax effect       (51)        1    (52)
  Equity in losses of foreign joint ventures                  40         1     39
  Write down of equity method investment                      57        57     --
  Goodwill amortization                                       44         6     38
  Other, net                                                 (16)      (13)    (3)
----------------------------------------------------------------------------------
  Income tax benefit                                       $(722)    $ (80) $(638)
                                                        -------------------------
Effective income tax rate                                   31.8%     21.3%  33.8%
                                                        -------------------------

--------------------------------------------------------------------------------

                                                              Sprint    Sprint  Sprint
                                                           Corporation   FON     PCS
2000                                                       Consolidated Group   Group
---------------------------------------------------------------------------------------
                                                                    (millions)
Income tax expense (benefit) at the federal statutory rate    $(337)    $ 668  $(1,005)
Effect of:
  State income taxes, net of federal income tax effect            3        60      (57)
  Equity in losses of foreign joint ventures                     48        25       23
  Write down of equity method investment                         30        30       --
  Goodwill amortization                                          52        14       38
  Other, net                                                    (27)      (24)      (3)
---------------------------------------------------------------------------------------
Income tax expense (benefit)                                  $(231)    $ 773  $(1,004)
                                                           ---------------------------
Effective income tax rate                                      24.0%     40.5%    35.0%
                                                           ---------------------------

Income tax expense (benefit) allocated to other items was as follows:

--------------------------------------------------------------------------------

                                                          Sprint    Sprint Sprint
                                                       Corporation   FON    PCS
2002                                                   Consolidated Group  Group
---------------------------------------------------------------------------------
                                                               (millions)
Discontinued operations                                   $  97     $  97  $  --
Extraordinary items                                           1         1     --
Additional minimum pension liability/(1)/                  (444)     (431)   (13)
Losses on securities /(1)/                                  (18)      (18)    --
Gains on qualifying cash flow hedges/ (1)/                    9         9     --
Stock ownership, purchase and option arrangements/(2)/       (1)       (2)     1
---------------------------------------------------------------------------------
                                                          Sprint    Sprint Sprint
                                                       Corporation   FON    PCS
2001                                                   Consolidated Group  Group
---------------------------------------------------------------------------------
                                                               (millions)
Discontinued operations                                   $  98     $  98  $  --
Extraordinary items                                          (1)       --     (1)
Losses on securities /(1)/                                   (4)      (11)    --
Stock ownership, purchase and option arrangements/(2)/      (17)       (9)    (8)
---------------------------------------------------------------------------------
                                                          Sprint    Sprint Sprint
                                                       Corporation   FON    PCS
2000                                                   Consolidated Group  Group
---------------------------------------------------------------------------------
                                                               (millions)
Discontinued operations                                   $ 475     $ 475  $  --
Extraordinary items                                          (3)       (1)    (2)
Losses on securities /(1)/                                  (28)      (26)    (2)
Stock ownership, purchase and option arrangements/(2)/     (424)     (276)  (148)

/(1)/ These amounts have been recorded directly to "Shareholders' equity--Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

/(2)/ These amounts have been recorded directly to "Shareholders' equity--
      Capital in excess of par or stated value" in the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2002 and 2001, along with the income tax effect of each, were as follows:

--------------------------------------------------------------------------------

                                  Sprint Corporation
                                     Consolidated           Sprint FON Group         Sprint PCS Group
                                  2002 Deferred Income Tax 2002 Deferred Income Tax 2002 Deferred Income Tax
                                  ------------------------ ------------------------ ------------------------
                                  Assets    Liabilities    Assets    Liabilities    Assets    Liabilities
------------------------------------------------------------------------------------------------------------
                                                         (millions)
Property, plant and equipment     $   --      $4,465       $   --      $2,344       $   --      $2,121
Intangibles                           --         936           --         465           --         471
Postretirement and other benefits    810          --          797          --           13          --
Reserves and allowances              248          --           55          --          193          --
Unrealized holding gains on
 investments                          --           6           --           6           --          --
Operating loss carryforwards       3,196          --          271          --        2,925          --
Tax credit carryforwards             288          --           --          --          288          --
Other, net                           219          --          126          --           93          --
------------------------------------------------------------------------------------------------------------
                                   4,761       5,407        1,249       2,815        3,512       2,592
Less valuation allowance             573          --          217          --          356          --
------------------------------------------------------------------------------------------------------------
Total                             $4,188      $5,407       $1,032      $2,815       $3,156      $2,592
                                  --------------------------------------------------------------------------

                                  Sprint Corporation
                                     Consolidated           Sprint FON Group         Sprint PCS Group
                                  2001 Deferred Income Tax 2001 Deferred Income Tax 2001 Deferred Income Tax
                                  ------------------------ ------------------------ ------------------------
                                  Assets    Liabilities    Assets    Liabilities    Assets    Liabilities
------------------------------------------------------------------------------------------------------------
                                                         (millions)
Property, plant and equipment     $   --      $3,302         $--       $1,696       $   --      $1,606
Intangibles                           --         868          --          464           --         404
Postretirement and other benefits    375          --         375           --           --          --
Reserves and allowances              349          --         243           --          106          --
Unrealized holding gains on
 investments                          --          15          --           15           --          --
Operating loss carryforwards       2,685          --         246           --        2,439          --
Tax credit carryforwards             176          --          --           --          176          --
Other, net                           181          --         115           --           66          --
------------------------------------------------------------------------------------------------------------
                                   3,766       4,185         979        2,175        2,787       2,010
Less valuation allowance             686          --         353           --          333          --
------------------------------------------------------------------------------------------------------------
Total                             $3,080      $4,185        $626       $2,175       $2,454      $2,010
                                  --------------------------------------------------------------------------

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

The valuation allowance related to deferred income tax assets decreased $113 million in 2002 and increased $88 million in 2001.

In 2002, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley. Due to the anticipated gain on the sale, Sprint recognized $292 million of tax benefits in the third quarter of 2002 on previously recorded investment losses.

The foreign component of income (loss) from continuing operations totaled $(273) million, $(234) million, and $(236) million in 2002, 2001 and 2000, respectively.

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

At year-end 2002, Sprint had federal operating loss carryforwards of approximately $7.4 billion and state operating loss carryforwards of approximately $12.3 billion. Related to these loss carryforwards are federal tax benefits of $2.6 billion and state tax benefits of $858 million. In addition, Sprint had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $5.6 billion and state alternative minimum tax net operating loss carryforwards of $1.4 billion. The loss carryforwards expire in varying amounts through 2022.

--------------------------------------------------------------------------------
10. Short-term Borrowings and Current Maturities of Long-term Debt
--------------------------------------------------------------------------------

Sprint's consolidated short-term borrowings and current maturities of long-term debt at year-end were as follows:

--------------------------------------------------------------------------------

                                                                    2002                        2001
                                                          ------------------------- ----------------------------
                                                           FON    PCS                 FON     PCS
                                                          Group  Group Consolidated  Group   Group   Consolidated
-----------------------------------------------------------------------------------------------------------------
                                                                                (millions)
Current maturities of long-term debt                      $  779 $653     $1,432    $1,258  $ 1,310    $ 2,568
Short-term borrowings
  Trade receivables securitization/(1)/                      455   --        455        --       --         --
  Notes payable and commercial paper/(2)/                     --   --         --     1,118    2,715      3,833
-----------------------------------------------------------------------------------------------------------------
                                                           1,234  653      1,887     2,376    4,025      6,401
Less short-term borrowings reclassed to long-term debt        --   --         --      (320)  (1,680)    (2,000)
-----------------------------------------------------------------------------------------------------------------
Short-term borrowings and current maturities of long-term
 debt                                                     $1,234 $653     $1,887    $2,056  $ 2,345    $ 4,401
                                                          -------------------------------------------------------

/(1) /These borrowings were incurred under a financing agreement, entered into in 2002. To secure repayment of the loans, the lenders have been granted a security interest in certain FON Group trade accounts receivable. Sprint's weighted average interest rate related to these borrowings was 2.5% for the year-ended 2002.

/(2)/ Notes payable had a weighted average interest rate of 2.7% at year-end
      2001. Commercial paper had a weighted average interest rate of 3.2% at year-end 2001.

At year-end 2002, Sprint had no notes payable or commercial paper outstanding. Sprint had bank notes payable totaling $635 million and commercial paper borrowings totaling $3.2 billion at year-end 2001.

In August 2002, Sprint closed on a new $700 million global markets division accounts receivable asset securitization facility that replaced the previous $1 billion facility. The reduction in size was due primarily to a smaller gross receivable pool for the global markets division at that time versus 1999 when the original facility was established. The new facility is a three-year program subject to annual renewals. As of December 31, 2002, Sprint had drawn $455 million from this facility which was collateralized by approximately $1.5 billion of gross receivables.

In August 2002, Sprint closed on a new $1.5 billion revolving bank credit facility. The facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term out option. This new facility replaced an existing $2 billion facility that would have expired in August 2003. In previous periods, the unused $2 billion facility supported Sprint's reclassification of short-term borrowings to long-term debt. At the end of 2001, Sprint had reclassified $2 billion of commercial paper borrowings and other bank notes to long-term debt. At the end of December 2002, Sprint had short-term borrowings of $455 million related to the previously noted global markets division asset securitization facility.

In June 2002, Sprint closed on a new PCS Group accounts receivable asset securitization facility. This facility provides Sprint with up to $500 million of additional liquidity. This is a three-year facility, subject to annual renewals. To date, Sprint has not drawn against the facility. At December 31, 2002, the facility was collateralized by $1.1 billion of gross receivables.

At year-end 2002, Sprint had total unused lines of credit of $1.8 billion. In addition, Sprint had standby letters of credit serving as backup to various obligations of approximately $125 million at year-end 2002.

--------------------------------------------------------------------------------
11. Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

Sprint's consolidated long-term debt and capital lease obligations at year-end was as follows:

--------------------------------------------------------------------------------

                                                               2002                           2001
                                                  -----------------------------  ------------------------------
                                                    FON     PCS                    FON      PCS
                                       Maturing    Group   Group   Consolidated   Group    Group   Consolidated
----------------------------------------------------------------------------------------------------------------
                                                                    (millions)
Senior notes
  5.7% to 9.5%/(1)/                  2002 to 2032 $1,709  $16,032       $17,741  $ 1,672  $12,545       $14,217
Debentures and notes
  6.1% to 9.3%                       2003 to 2022    500       --           500      500       --           500
First mortgage bonds
  6.3% to 9.8%                       2002 to 2025    866       --           866    1,064       --         1,064
Trade receivables securitization
  Variable rates/(2)/                        2002     --       --            --      820       --           820
Capital lease obligations
  1.7% to 11.2%                      2002 to 2008     49      290           339       55      324           379
Other                                2002 to 2007    391       --           391       85        4            89
----------------------------------------------------------------------------------------------------------------
                                                   3,515   16,322        19,837    4,196   12,873        17,069
Add short-term borrowings reclassed
 to long-term debt                                    --       --            --      320    1,680         2,000
Less current maturities of long-term
 debt                                               (779)    (653)       (1,432)  (1,258)  (1,310)       (2,568)
----------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease
 obligations                                      $2,736  $15,669       $18,405  $ 3,258  $13,243       $16,501
                                                  -------------------------------------------------------------

/(1) /These borrowings were incurred by Sprint and allocated to the applicable group. Sprint's weighted average effective interest rate related to these borrowings was 7.3% for the year-ended 2002 and 6.9% for the year-ended 2001. The weighted average effective interest rate related to the borrowings allocated to the PCS Group was approximately 9.1% for the year-ended 2002 and 8.7% for the year-ended 2001. See Note 1 for a more detailed description of how Sprint allocates financing to each of the groups.

/(2) /These borrowings were incurred under a financing agreement entered into in 1999. To secure repayment of the loans, the lenders were granted a security interest in certain FON Group trade accounts receivable. Sprint's weighted average interest rate related to these borrowings was 4.5% for the year-ended 2001. A new financing agreement was executed in August 2002. The new agreement is included in short-term borrowings.

Scheduled principal payments during each of the next five years are as follows:

                  --------------------------------------------
                            Sprint FON Sprint PCS
                              Group      Group    Consolidated
                  --------------------------------------------
                                        (millions)
                  2003        $  779     $  653      $1,432
                  2004/(1)/       38      1,472       1,510
                  2005           172      1,019       1,191
                  2006             9        842         851
                  2007         1,022        750       1,772

/(1) /This includes a $300 million loan with Export Development Canada (EDC) due in 2004. EDC is a Canadian "Crown" corporation devoted exclusively to providing financial services to support Canadian exporters. Sprint has historically made significant purchases from Canadian-based companies and we anticipate this loan will be renewed.

Included in the above schedule are payments to be made in connection with various capital lease obligations. A substantial portion of these payments will be in Japanese yen and Sprint already satisfied this obligation by depositing the present value of the future yen payment obligations at various banks. These amounts are included on the Consolidated Balance Sheet in "Other Assets." Based on December 31, 2002 outstanding balances, total payments included in the above schedule are $1 million in 2003, $24 million in 2004, $51 million in 2005, $96 million in 2006, and $6 million in 2007.

In December 2002, Sprint repaid $150 million of notes payable relating to a revolving credit facility. Sprint made a $150 million investment in the entity that provided this credit at the time it was formed in 1997. Sprint liquidated this investment and received a cash distribution approximating its original investment.

In December 2002, Sprint repaid, before scheduled maturities, $67 million of its long-term unsecured debt allocated to the FON Group. These borrowings had interest rates ranging from 6.0% to 7.125% and maturities ranging from 2006 to 2008. This resulted in a $3 million after-tax extraordinary gain for Sprint.

In March 2002, Sprint issued $5 billion of debt securities through a private placement. These borrowings have interest rates ranging from 7.9% to 8.8% and maturities ranging from 2005 to 2032. The proceeds were allocated 5% to the FON Group and 95% to the PCS Group and were used to repay debt and for general corporate purposes. As a condition to the sale of the securities, Sprint conducted an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the Securities and Exchange Commission (SEC). This exchange offer was completed in June 2002.

In the 2001 fourth quarter, Sprint issued $1.75 billion of debt securities through a private placement. These borrowings have an interest rate of 6.0% and mature in 2007. The proceeds were allocated approximately 60% to the FON Group and 40% to the PCS Group and were used to repay debt and to fund capital investments and working capital requirements. As a condition to the sale of the securities, Sprint conducted an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the SEC. The exchange offer terminated in February 2002.

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

In the 2000 second quarter, Sprint issued $1.25 billion of debt securities. These borrowings matured in 2002 and had interest rates ranging from 6.9% to 7.6%. The proceeds were allocated to the PCS Group and used to repay debt and to fund capital investments and working capital requirements.

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

Other

Substantially all of Sprint's senior notes, including the senior notes issued in connection with Sprint's equity units, have been issued by Sprint Capital Corporation, a wholly-owned finance subsidiary, and have been fully and unconditionally guaranteed by Sprint, the parent corporation.

The indentures and financing agreements of certain other of Sprint's subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $545 million of those subsidiaries' $1.9 billion total retained earnings were restricted at year-end 2002. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

Sprint gross property, plant and equipment totaling $16.1 billion was either pledged as security for first mortgage bonds and certain notes or is restricted for use as mortgaged property.

Sprint has complied with all restrictive and financial covenants relating to its debt arrangements at year-end 2002.

--------------------------------------------------------------------------------
12. Equity Unit Offering
--------------------------------------------------------------------------------

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses. The proceeds were allocated to the PCS Group and used to repay debt and to fund capital investments and working capital requirements.

Each equity unit initially consists of a corporate unit. Each corporate unit consists of a purchase contract and $25 principal amount of senior notes (Notes) of Sprint's wholly owned subsidiary, Sprint Capital Corporation. The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The holder of the equity unit owns the underlying Notes or treasury portfolio, but pledges the Notes or portfolio to Sprint to secure its obligations under the purchase contract.

Purchase Contract

As a component of the equity unit, the purchase contract obligates the holder to purchase, and obligates Sprint to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock ranging from approximately 58 million to 70 million shares depending on the market price of PCS common stock. At current market prices, Sprint would be obligated to issue the maximum number of shares. Sprint will make quarterly contract adjustment payments of 1.125% on the $25 stated amount per year until the purchase contract is settled, although it has the right to defer these payments until August 17, 2004. The fair value of this obligation is classified as an other liability on the Consolidated Balance Sheets.

These contingently issuable shares have not been included in the diluted earnings per share calculation because their effect is currently antidilutive.

Notes

The Notes initially bear interest, payable quarterly in arrears, at the rate of 6% per annum. Sprint is obligated to remarket the Notes in 2004, at which time the interest rate will be reset. The Notes mature August 17, 2006.

The corporate units are listed on the New York Stock Exchange under the symbol "SDE."

--------------------------------------------------------------------------------
13. Redeemable Preferred Stock
--------------------------------------------------------------------------------

The redeemable preferred stock outstanding, at year-end, is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  2002          2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (millions, except per share
                                                                                                  and share data)
Seventh series preferred stock--stated value $1,000 per share, 246,766 shares, voting, cumulative
 $6.73 quarterly dividend rate                                                                    $246          $246
Fifth series preferred stock--stated value $100,000 per share, 95 shares--voting, cumulative 6%
 annual dividend rate                                                                               10            10
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  $256          $256
                                                                                                  ---------------------------

Seventh Series Preferred Stock

As part of the PCS Restructuring, Sprint issued to the Cable Partners a new series of convertible preferred stock currently convertible into approximately 65 PCS shares for each Seventh series share. If not converted by the holder or earlier redeemed by Sprint, the Seventh series preferred stock will become mandatorily redeemable on the tenth anniversary of the PCS Restructuring in 2008.

Fifth Series Preferred Stock

Sprint's Fifth series preferred stock must be repurchased or redeemed in full in 2003. Sprint and the holder of the Fifth series preferred stock have agreed that Sprint will repurchase the outstanding shares on March 14, 2003 for the repurchase price of $100,000 per share plus accrued dividends.

--------------------------------------------------------------------------------
14. Common Stock
--------------------------------------------------------------------------------

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

In conjunction with the above offering, DT sold 57 million shares of PCS common stock. Sprint did not receive any of the proceeds from the sale of shares by DT. Upon the sale, 21.2 million shares of PCS common stock underlying Class A DT common stock and 35.8 million shares of Series 3 PCS common stock were converted into shares of Series 1 PCS common stock.

In the 2001 second quarter, Sprint completed a registered offering on behalf of FT and DT in which they sold 174.8 million shares of FON common stock. Sprint did not receive any proceeds from this offering. Upon the sale, 86.2 million shares of FON common stock underlying Class A common stock and 88.6 million shares of Series 3 FON common stock were converted into shares of Series 1 FON common stock.

Classes of Common Stock

Series 1 FON common stock--Designated for general public--At the end of 2002, authorized shares totaled 2.5 billion, issued and outstanding shares totaled
895.1 million.

Series 1 PCS common stock--Designated for general public--At the end of 2002, authorized shares totaled 3.0 billion, issued and outstanding shares totaled
684.7 million.

Series 2 FON common stock--Designated for Cable Partners--At the end of 2002, authorized shares totaled 500 million. There have been no shares issued.

Series 2 PCS common stock--Designated for Cable Partners--At the end of 2002, authorized shares totaled 1.0 billion, issued and outstanding shares totaled
280.7 million.

Series 3 FON common stock--Designated for FT and DT--At the end of 2002, authorized shares totaled 1.2 billion. There are no outstanding shares.

Series 3 PCS common stock--Designated for FT and DT--At the end of 2002, authorized shares totaled 600 million, issued and outstanding shares totaled
34.4 million, all of which are owned by FT.

Class A FT common stock--At the end of 2002, authorized shares totaled 100 million, issued and outstanding shares totaled 43.1 million. Each share represents the right to 50% of a share of Series 1 PCS common stock.

Common Stock Reserved for Future Grants

At year-end 2002, common stock reserved for future grants under stock option plans and the employees stock purchase plan or for future issuances under various other arrangements was as follows:

Sprint FON Group

       ------------------------------------------------------------------
                                                                 Shares
       ------------------------------------------------------------------
                                                               (millions)
       Employees Stock Purchase Plan                               4.3
       Employee savings plans                                      4.9
       Automatic Dividend Reinvestment Plan                        2.3
       Officer and key employees' and directors' stock options    11.5
       Other                                                       1.3
       ------------------------------------------------------------------
                                                                  24.3
                                                               ----------

Sprint PCS Group

       ------------------------------------------------------------------
                                                                 Shares
       ------------------------------------------------------------------
                                                               (millions)
       Employees Stock Purchase Plan                                --
       Employee savings plans                                      6.6
       Officer and key employees' and directors' stock options    13.7
       Warrants issued to Cable Partners                          24.9
       Conversion of preferred stock and other                    17.0
       Purchase contract underlying Equity Unit Notes             70.4
       ------------------------------------------------------------------
                                                                 132.6
                                                               ----------

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

Preferred Stock-Sixth Series is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 2,000 times the total per share amount of all FON common stock dividends. Preferred Stock-Eighth Series has the same features as the Sixth Series, but applies to PCS shares. No Preferred Stock-Sixth Series or Preferred Stock-Eighth Series were issued or outstanding at year-end 2002 or 2001.

--------------------------------------------------------------------------------
15. Stock-based Compensation
--------------------------------------------------------------------------------

After the 1999 FON and 2000 PCS stock splits, the number of shares and the related exercise prices of outstanding options and Employees Stock Purchase Plan (ESPP) share elections were adjusted to maintain the total intrinsic value of the options and the value of share elections.

During 2002, the FON Group paid $73 million to the PCS Group to compensate for the net amount of PCS stock-based compensation granted to FON Group employees less FON stock-based compensation granted to PCS Group employees. The FON Group paid the PCS Group $160 million in 2001 and $80 million in 2000 for stock-based compensation. The value paid for stock-based compensation is determined at the time of the grants.

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

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan (MISOP), Sprint grants stock options to employees who are eligible to receive annual incentive compensation. Eligible employees may elect to receive stock options in lieu of a portion of their target incentive under Sprint's annual incentive compensation plans. The options generally become exercisable on December 31 of the year granted and have a maximum term of 10 years. Under the MISOP, Sprint also grants stock options to executives in lieu of long-term incentive compensation (LTIP-MISOP options). The LTIP-MISOP options generally become exercisable on the third December 31 following the grant date and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2002, this plan authorized options to buy approximately 42.4 million FON shares and approximately 32.3 million PCS shares, many of which have been granted. The authorized number of shares was increased by approximately 8.0 million FON shares and 8.7 million PCS shares on January 1, 2003.

Stock Option Plan

Under Sprint's 1990 Stock Option Plan (SOP), Sprint grants stock options to directors and employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2002, this plan authorized options to buy approximately 67.4 million FON shares and approximately 54.0 million PCS shares, many of which have been granted.

In early 2001, Sprint entered into new employment contracts with Mr. Esrey and Mr. LeMay designed to insure their long-term employment with Sprint, to provide competitive compensation, and to link their compensation to shareholder value. The employment contracts combine, supercede, and amend several earlier agreements between Sprint and each of Messrs. Esrey and LeMay. In return for these agreements, Sprint granted stock options with extended vesting schedules (Employment) to Mr. Esrey and Mr. LeMay.

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

In 1997, Sprint granted performance-based stock options to Mr. Esrey and Mr. LeMay. The FON Group expensed $5 million in 2000 and the PCS Group expensed $3 million in 2000 related to these performance-based stock options. The 2000 amounts reflect expense through the date of the shareholder approval of the proposed WorldCom merger. At that time, all of these options became vested. An additional $29 million of expense related to these options was included in "Merger related costs" in Sprint's 2000 Consolidated Statements of Operations.

Employees Stock Purchase Plan

Under Sprint's ESPP, employees may elect to purchase FON common stock or PCS common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 2002, this plan authorized for purchase approximately 7.8 million FON shares and approximately 8.7 million PCS shares. Elections have been made by employees participating in the 2002 offering under the ESPP to purchase, in 2003, approximately 3.4 million of the FON shares and all of the PCS shares.

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

FON Common Stock

                -----------------------------------------------
                2002                         SOP       MISOP
                -----------------------------------------------
                Fair value on grant date   $ 3.47      $ 4.05
                Risk-free interest rate       4.3%        4.3%
                Expected volatility          35.2%       35.2%
                Expected dividend yield       3.9%        3.5%
                Expected life (years)           6           6

                -----------------------------------------------
                2001                        MISOP    SOP (Jan)
                -----------------------------------------------
                Fair value on grant date   $ 7.11      $ 8.78
                Risk-free interest rate       4.9%        4.9%
                Expected volatility          33.7%       32.6%
                Expected dividend yield       2.3%        1.9%
                Expected life (years)           6           6

                -----------------------------------------------
                2001                      SOP (May)  Employment
                -----------------------------------------------
                Fair value on grant date   $ 7.11      $ 7.46
                Risk-free interest rate       4.9%        4.8%
                Expected volatility          33.7%       33.5%
                Expected dividend yield       2.3%        2.2%
                Expected life (years)           6           6

                -----------------------------------------------
                2000                        MISOP       SOP
                -----------------------------------------------
                Fair value on grant date   $24.24      $23.86
                Risk-free interest rate       6.8%        6.1%
                Expected volatility          26.7%       26.6%
                Expected dividend yield       0.8%        0.8%
                Expected life (years)           6           6

                -----------------------------------------------
                2000                     Accelerated Retention
                -----------------------------------------------
                Fair value on grant date   $13.77      $22.92
                Risk-free interest rate       6.1%        6.6%
                Expected volatility          33.2%       26.7%
                Expected dividend yield       1.4%        0.8%
                Expected life (years)           6           6

PCS Common Stock

                -----------------------------------------------
                2002                         SOP       MISOP
                -----------------------------------------------
                Fair value on grant date   $ 5.99      $ 8.25
                Risk-free interest rate       4.3%        4.3%
                Expected volatility          72.9%       71.5%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                2001                        MISOP    SOP (Jan)
                -----------------------------------------------
                Fair value on grant date   $16.91      $18.50
                Risk-free interest rate       4.9%        4.9%
                Expected volatility          74.3%       75.4%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                2001                      SOP (May)  Employment
                -----------------------------------------------
                Fair value on grant date   $16.91      $17.52
                Risk-free interest rate       4.9%        4.8%
                Expected volatility          74.3%       75.5%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                2000                        MISOP       SOP
                -----------------------------------------------
                Fair value on grant date   $33.06      $33.93
                Risk-free interest rate       6.8%        6.1%
                Expected volatility          63.2%       67.7%
                Expected dividend yield        --          --
                Expected life (years)           6           6
                -----------------------------------------------
                2000                     Accelerated Retention
                -----------------------------------------------
                Fair value on grant date   $35.30      $34.83
                Risk-free interest rate       6.1%        6.6%
                Expected volatility          63.8%       63.2%
                Expected dividend yield        --          --
                Expected life (years)           6           6

Employees Stock Purchase Plan

During the 2002 ESPP offering, FON Group and PCS Group employees elected to purchase 4.2 million FON and 8.7 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $1.89 per share for each FON election and $1.45 per share for each PCS election.

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

Stock Options

Activity under the SOP and MISOP was as follows:

FON Common Stock

                -----------------------------------------------
                                                      Weighted
                                                       Average
                                             Sprint   per Share
                                              FON     Exercise
                                             Shares     Price
                -----------------------------------------------
                                           (millions)
                Outstanding, year-end 1999    52.0     $29.48
                Granted                       24.3      58.61
                Exercised                    (11.5)     26.32
                Forfeited/Expired            (20.0)     58.48
                                             -----
                Outstanding, year-end 2000    44.8      33.12
                Granted                       43.8      25.06
                Exercised                     (0.8)     14.10
                Forfeited/Expired             (7.6)     43.49
                                             -----
                Outstanding, year-end 2001    80.2      27.95
                Granted                       24.2      13.70
                Exercised                     (0.2)     11.76
                Forfeited/Expired             (5.4)     22.80
                                             -----
                Outstanding year-end 2002     98.8     $24.78
                                           --------------------

PCS Common Stock

                -----------------------------------------------
                                                      Weighted
                                                       Average
                                             Sprint   per Share
                                              PCS     Exercise
                                             Shares     Price
                -----------------------------------------------
                                           (millions)
                Outstanding, year-end 1999    39.8     $11.64
                Granted                       19.1      52.68
                Exercised                    (16.2)     10.84
                Forfeited/Expired            (15.8)     52.08
                                             -----
                Outstanding, year-end 2000    26.9      17.43
                Granted                       35.3      26.01
                Exercised                     (2.7)      9.75
                Forfeited/Expired             (3.4)     43.17
                                             -----
                Outstanding, year-end 2001    56.1      21.70
                Granted                       22.8      10.66
                Exercised                     (0.3)      5.83
                Forfeited/Expired             (5.8)     19.93
                                             -----
                Outstanding, year-end 2002    72.8     $18.44
                                           --------------------

The following tables summarize outstanding and exercisable options at year-end 2002:

FON Common Stock

--------------------------------------------------------------------------------

                                      Options Outstanding
                                --------------------------------
                                             Weighted
                                              Average   Weighted
                                             Remaining  Average
                Range of          Number    Contractual Exercise
                Exercise Prices Outstanding    Life      Price
                ------------------------------------------------
                                (millions)    (years)
                $10.00 - $14.99    24.1         8.7      $13.54
                 15.00 - 19.99      6.0         4.1       18.33
                 20.00 - 29.99     48.6         7.0       22.93
                 30.00 - 39.99     13.5         5.9       38.52
                 40.00 - 49.99      2.3         3.9       44.64
                 50.00 - 59.99      0.6         3.4       53.51
                 60.00 - 69.99      3.3         5.8       64.69
                 70.00 - 79.99      0.4         3.7       74.07

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      Options Exercisable
                                      --------------------
                                                  Weighted
                                                  Average
                      Range of          Number    Exercise
                      Exercise Prices Exercisable  Price
                      ------------------------------------
                                      (millions)
                      $10.00 - $14.99    12.4      $14.05
                       15.00 - 19.99      5.6       18.40
                       20.00 - 29.99     33.6       23.11
                       30.00 - 39.99     13.2       38.57
                       40.00 - 49.99      2.3       44.64
                       50.00 - 59.99      0.6       53.51
                       60.00 - 69.99      2.8       64.44
                       70.00 - 79.99      0.4       74.07

--------------------------------------------------------------------------------

PCS Common Stock

--------------------------------------------------------------------------------

                                      Options Outstanding
                                --------------------------------
                                             Weighted
                                              Average   Weighted
                                             Remaining  Average
                Range of          Number    Contractual Exercise
                Exercise Prices Outstanding    Life      Price
                ------------------------------------------------
                                (millions)    (years)
                $ 2.00 - $ 5.99     8.1         4.3      $ 4.74
                  6.00 -  9.99     13.1         8.7        8.78
                 10.00 - 19.99     17.6         7.5       14.05
                 20.00 - 29.99     30.3         7.9       24.78
                 30.00 - 39.99      0.2         4.4       32.91
                 40.00 - 49.99      0.4         4.2       46.43
                 50.00 - 59.99      2.7         6.3       53.17
                 60.00 - 69.99      0.4         5.3       62.82

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      Options Exercisable
                                      --------------------
                                                  Weighted
                                                  Average
                      Range of          Number    Exercise
                      Exercise Prices Exercisable  Price
                      ------------------------------------
                                      (millions)
                      $ 2.00 - $ 5.99     8.0      $ 4.74
                        6.00 -   9.99     1.6        7.91
                       10.00 -  19.99    17.2       14.11
                       20.00 -  29.99    17.2       24.67
                       30.00 -  39.99     0.2       32.91
                       40.00 -  49.99     0.4       46.45
                       50.00 -  59.99     2.2       53.29
                       60.00 -  69.99     0.4       62.82

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
16. Commitments and Contingencies
--------------------------------------------------------------------------------

Litigation, Claims and Assessments

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

In July 2002, the Federal Communications Commission released a declaratory ruling in a matter referred to it by the federal district court for the Western District of Missouri in Sprint's suit against AT&T Corp. for the collection of terminating access charges. The FCC ruled that although nothing prohibited wireless carriers from charging for access to their networks, interexchange carriers were not required to pay such charges absent a contractual obligation to do so. The FCC referred the matter back to the Western District of Missouri. This decision has been appealed to the D.C. Circuit Court of Appeals. Management believes adequate provisions have been recorded in the PCS Group's results of operations.

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

While it is not possible to determine the ultimate disposition of each of these proceedings, Sprint believes that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint, the FON Group or the PCS Group.

Commitments

The PCS Group has purchase commitments with various vendors to purchase handsets and other equipment through 2007. Outstanding commitments at year-end 2002 were approximately $1.5 billion. Outstanding commitments at year-end 2001 were approximately $2 billion.

The FON Group has purchase commitments with various vendors for network equipment through 2005. Outstanding commitments at year-end 2002 were approximately $460 million. Outstanding commitments at year-end 2001 were approximately $489 million.

Operating Leases

Sprint's minimum rental commitments at year-end 2002 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space, are as follows:

                               ----------------------
                                          (millions)
                               2003       $     863
                               2004             696
                               2005             492
                               2006             324
                               2007             154
                               Thereafter       370

--------------------------------------------------------------------------------

Sprint's gross rental expense totaled $1.3 billion in 2002, $1.2 billion in 2001, and $1.0 billion in 2000. Rental commitments for subleases, contingent rentals and executory costs were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options, which are subject to escalation clauses, generally have five-year terms and may be exercised from time to time.

--------------------------------------------------------------------------------
17. Financial Instruments
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. These amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2002. Therefore, estimates of fair value after year-end 2002 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of Sprint's financial instruments at year-end were as follows:

--------------------------------------------------------------------------------

                                                   2002
                                            ------------------
                                                     Estimated
                                            Carrying   Fair
                                             Amount    Value
                 ---------------------------------------------
                                                (millions)
                 Cash and equivalents       $ 1,035   $ 1,035
                 Investments in securities      201       182
                 Japanese yen/(1)/              157       157
                 Total debt                  20,292    19,242
                 Equity units/(2)/            1,756       504
                 Redeemable preferred stock     256       206

--------------------------------------------------------------------------------

/(1)/ Yen are held on deposit to satisfy certain capital lease obligations. See
      Note 11 for additional information.

/(2)/ Equity units include senior notes of $1.725 billion and the purchase contract adjustment payment liability of $31 million. See Note 12 for more information on equity units.

--------------------------------------------------------------------------------

                                                   2001
                                            ------------------
                                                     Estimated
                                            Carrying   Fair
                                             Amount    Value
                 ---------------------------------------------
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

--------------------------------------------------------------------------------

/(1)/ Yen are held on deposit to satisfy certain capital lease obligations. See
      Note 11 for additional information.

/(2)/ Equity units include senior notes of $1.725 billion and the purchase contract adjustment payment liability of $49 million. See Note 12 for more information on equity units.

The carrying amounts of Sprint's cash and equivalents approximate fair value at year-end 2002 and 2001. The estimated fair value of investments in securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of equity units was based on quoted market prices. The estimated fair value of all other issues was based on either the Black-Scholes pricing model, the present value of estimated future cash flows using a discount rate based on the risks involved, or quoted market prices when available.

Accounting for Derivative Instruments

Accounting Standard

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement became effective for Sprint on January 1, 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

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

Sprint enters into interest rate swap agreements to minimize exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

Derivative Accounting under the Standard

Sprint's derivative instruments include interest rate swaps, stock warrants, net purchased equity options embedded in forward sale contracts, credit forward contracts, and foreign currency forward contracts. Sprint's derivative transactions are used principally for hedging purposes and comply with Board-approved policies. Senior finance management receives frequent status updates of all outstanding derivative positions.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings upon adoption or during the life of the swap. Sprint held both cash flow hedges and fair value hedges in interest rate swaps for some of the periods presented. Sprint no longer holds any interest rate swaps.

In 2001, upon adoption of SFAS No. 133, Sprint recorded a cumulative reduction in other comprehensive income of $9 million. This reduction results from recognizing the fair value of interest rate swap cash flow hedges and is recorded in "Cumulative effect of change in accounting principle" in Sprint's Consolidated Statements of Comprehensive Income (Loss). The net derivative losses included in other accumulated comprehensive income as of December 31, 2001 were reclassified into earnings as they matured during 2002.

Sprint recorded a $12 million pre-tax increase to other comprehensive income for the year ended December 31, 2002, resulting from gains on cash flow hedges. The change in other comprehensive income is included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Sprint recorded a $4 million reduction in other comprehensive income for the year ended December 31, 2001, as a result of losses on cash flow hedges.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint recorded net derivative losses in earnings of $3 million after tax for the year ended December 31, 2002 due to changes in the fair value of the stock warrants.

Sprint recorded net derivative gains in earnings of $2 million after tax for the year ended December 31, 2001 due to changes in the fair value of the stock warrants.

In 2001, upon adoption of SFAS No. 133, Sprint recorded a cumulative adjustment to net income of $2 million (net of tax of $1 million). The $2 million cumulative adjustment was due to recognizing the fair value of the stock warrants that are not designated as hedging instruments and is recorded in "Cumulative effect of changes in accounting principles, net" in Sprint's Consolidated Statements of Operations.

Net Purchased Equity Options

The net purchased equity options are designated as cash flow hedges and changes in value are recognized in other comprehensive loss.

Sprint recorded a $17 million after tax increase for the year ended December 31, 2002 resulting from gains on these cash flow hedges. There were no net purchased equity options held for the year ended December 31, 2001. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Credit Forward Contracts

Sprint held fair value hedges in credit forward contracts during 2002 to hedge changes in fair value of certain debt issues. Because of the high correlation between the credit forward contracts and debt issues being hedged, fluctuations in the value of the credit forward contracts are generally offset by changes in the fair value of the debt issues. The difference between the change in fair value of the credit forward contracts and the underlying debt issues was nominal.

Foreign Currency Contracts

Foreign currency forward contracts held during the period were not designated as hedges and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint had outstanding open forward contracts to buy various foreign currencies of $2 million at year-end 2002, $3 million at year-end 2001 and $26 million at year-end 2000. The forward contracts open at year-end 2002, 2001 and 2000 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Including hedge costs, net losses of $0.3 million and $0.8 million were recorded in 2002 and 2001, and a net gain of $0.4 million was recorded in 2000.

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

--------------------------------------------------------------------------------
18. Additional Financial Information
--------------------------------------------------------------------------------

Segment Information

Sprint is divided into three main lines of business: the global markets division, the local division, and the PCS wireless telephony products and services business, also known as the PCS Group. Other consists primarily of wholesale distribution of telecommunications products.

Sprint manages its segments to the operating income (loss) level of reporting. Items below operating income (loss) are held at a corporate level and only attributed to the FON Group and PCS Group. The reconciliation from operating income to net income is shown on the face of the Consolidated Statements of Operations in the consolidation information.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximate fair value.

Segment financial information was as follows:

-----------------------------------------------------------------------------------------------------------------
                                            Global                                    Corporate
                                           Markets      Local              PCS           and
                                         Division/(1)/ Division  Other  Group/(1)/ Eliminations/(2)/ Consolidated
-----------------------------------------------------------------------------------------------------------------
                                                                      (millions)
2002
Net operating revenues                     $ 8,943      $6,212  $  863   $12,074       $(1,458)        $26,634
Affiliated revenues                            660         285     559       (46)       (1,458)             --
Depreciation and amortization                1,479       1,157      24     2,267           (15)          4,912
Restructuring and asset impairments/(3)/       194          56       1       138            --             389
Operating expenses                           9,143       4,382     886    11,599        (1,476)         24,534
Operating income (loss)                       (200)      1,830     (23)      475            18           2,100
Operating margin                                NM        29.5%     NM       3.9%           NM             7.9%
Capital expenditures                           733       1,286       8     2,668           154           4,849
Total assets                                10,830       8,507     733    23,022         2,201          45,293

2001
Net operating revenues                     $ 9,916      $6,247  $1,206   $ 9,725       $(1,579)        $25,515
Affiliated revenues                            581         283     695        20        (1,579)             --
Depreciation and amortization                1,318       1,120      12     2,150            (9)          4,591
Restructuring and asset impairments/(3)/     1,688         109       6        10            --           1,813
Operating expenses                          11,965       4,464   1,172    10,372        (1,557)         26,416
Operating income (loss)                     (2,049)      1,783      34      (647)          (22)           (901)
Operating margin                                NM        28.5%    2.8%       NM            NM              NM
Capital expenditures                         3,580       1,337     111     3,751           267           9,046
Total assets                                12,265       9,343     719    22,190         1,276          45,793

2000
Net operating revenues                     $10,528      $6,155  $1,468   $ 6,341       $(1,347)        $23,145
Affiliated revenues                            424         190     694        39        (1,347)             --
Depreciation and amortization                1,121       1,139       7     1,877            (9)          4,135
Merger related costs/(4)/                       --          --      --        24           163             187
Asset impairment/(3)/                          238          --      --        --            --             238
Operating expenses                           9,943       4,392   1,393     8,269        (1,148)         22,849
Operating income (loss)                        585       1,763      75    (1,928)         (199)            296
Operating margin                               5.6%       28.6%    5.1%       NM            NM             1.3%
Capital expenditures                         2,294       1,421       8     3,047           382           7,152
Total assets                                12,114       9,219     845    19,763         1,127          43,068

NM = Not meaningful

/(1) /Affiliate revenues in 2002 are net of the adjustment for wireless access revenue previously recorded between the global markets division and the PCS Group.

/(2)/ Revenues eliminated in consolidation consist primarily of local access charged to the global markets division by the local division, equipment purchases from the product distribution business, interexchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division to the PCS Group, handset purchases from the PCS Group and access to the PCS network. Corporate capital expenditures were incurred mainly for Sprint's World Headquarters Campus.

/(3) /See Note 3 of Notes to Consolidated Financial Statements for additional information.

/(4) /In the 2000 second quarter, Sprint recognized a pre-tax charge associated with the terminated WorldCom merger.

In 2002 and 2001, more than 94% of Sprint's revenues were from equipment and services provided within the United States. In 2000, equipment and services provided within the United States generated more than 95% of Sprint's revenues.

More than 98% of Sprint's property, plant, and equipment is in the United
States.

Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers represent approximately 22% of the PCS Group's net operating revenues in 2002 and 24% in 2001 and 2000.

Net operating revenues by product and services were as follows:

-------------------------------------------------------------------------------------------------
                                Global
                               Markets      Local            PCS
                             Division/(1)/ Division Other   Group  Eliminations/(2)/ Consolidated
-------------------------------------------------------------------------------------------------
                                                         (millions)
2002
Voice                          $ 5,768      $   --  $   -- $    --     $  (660)        $ 5,108
Data                             1,847          --      --      --          --           1,847
Internet                         1,009          --      --      --          --           1,009
Local service                       --       3,054      --      --          (3)          3,051
Network access                      --       2,025      --      --        (213)          1,812
Long distance                       --         628      --      --          --             628
Product distribution                --          --     863      --        (559)            304
Wireless services                   --          --      --  12,074          46          12,120
Other                              319         505      --      --         (69)            755
                             ------------------------------------------------------------------
Total net operating revenues   $ 8,943      $6,212  $  863 $12,074     $(1,458)        $26,634
                             ------------------------------------------------------------------

2001
Voice                          $ 6,610      $   --  $   -- $    --     $  (581)        $ 6,029
Data                             1,857          --      --      --          --           1,857
Internet                           964          --      --      --          --             964
Local service                       --       2,939      --      --          (4)          2,935
Network access                      --       2,032      --      --        (220)          1,812
Long distance                       --         731      --      --          --             731
Product distribution                --          --   1,206      --        (695)            511
Wireless services                   --          --      --   9,725         (20)          9,705
Other                              485         545      --      --         (59)            971
                             ------------------------------------------------------------------
Total net operating revenues   $ 9,916      $6,247  $1,206 $ 9,725     $(1,579)        $25,515
                             ------------------------------------------------------------------

2000
Voice                          $ 7,068      $   --  $   -- $    --     $  (424)        $ 6,644
Data                             1,742          --      --      --          --           1,742
Internet                           809          --      --      --          --             809
Local service                       --       2,846      --      --          (2)          2,844
Network access                      --       1,987      --      --        (138)          1,849
Long distance                       --         717      --      --          --             717
Product distribution                --          --   1,468      --        (694)            774
Wireless services                   --          --      --   6,341         (39)          6,302
Other                              909         605      --      --         (50)          1,464
                             ------------------------------------------------------------------
Total net operating revenues   $10,528      $6,155  $1,468 $ 6,341     $(1,347)        $23,145
                             ------------------------------------------------------------------

/(1)/ Beginning in 2002, equipment revenue for all periods presented is reported as part of Other revenues. This reclassification had no impact on total net operating revenues.

/(2)/ Revenues eliminated in consolidation consist primarily of local access charged to the global markets division by the local division, equipment purchases from the product distribution business, interexchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division to the PCS Group, handset purchases from the PCS Group and access to the PCS network.

Supplemental Cash Flows Information

Sprint's cash paid (received) for interest and income taxes was as follows:

         -------------------------------------------------------------
                                                 2002    2001   2000
         -------------------------------------------------------------
                                                      (millions)
         Interest (net of capitalized interest) $1,298  $1,112 $1,006
                                                ---------------------
         Income taxes                           $ (446) $   12 $ (386)
                                                ---------------------

Sprint's noncash activities included the following:

 ------------------------------------------------------------------------------
                                                                 2002 2001 2000
 ------------------------------------------------------------------------------
                                                                   (millions)
 Common stock issued under Sprint's employee benefit stock plans $169 $189 $255
                                                                 --------------
 Fair value of purchase contract adjustment payment liability    $ -- $ 53 $ --
                                                                 --------------
 Contribution to equity investment                               $ 33 $ 43 $ --
                                                                 --------------
 Tax benefit from stock options exercised                        $  1 $ 17 $424
                                                                 --------------
 Stock received for stock options exercised                      $ -- $  4 $ 69
                                                                 --------------
 Extinguishment of debt                                          $  3 $ -- $275
                                                                 --------------

--------------------------------------------------------------------------------
19. Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1) a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost should be capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Sprint will adopt this standard effective January 1, 2003.

Sprint's network is primarily located on leased property. In the FON Group, a majority of the leased property has no requirement for remediation at retirement. The remainder of the FON Group's leased property and predominately all of the PCS Group's leased property does have remediation requirements. These leases do not have termination date certainty, and are a necessary component of infrastructure required to maintain FCC licensing. For that reason, Sprint's obligations do not meet the ARO liability recognition criteria established in the standard at this time. Accordingly, Sprint will not record an ARO liability for either FON Group or PCS Group upon adoption of this standard.

In the FON Group, the local division historically accrued costs of removal in its depreciation reserves consistent with regulatory requirements and industry practice. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, the FON Group expects to record a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit in the Consolidated Statements of Operations of $270 million, net of tax. The ongoing impact of this accounting change, based on recent retirement experience, is expected to increase FON Group's net income through reduced depreciation expense by less than $15 million annually. The PCS Group will have no effect for adoption of this standard.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The provisions related to SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt to Satisfy Sinking-Fund Requirements," requires that gains and losses from the extinguishment of debt be reported in other income or expense. The gains and losses would be reported as extraordinary items only if they are unusual in nature and occur infrequently. The amendment to

SFAS No. 13, "Accounting for Leases," requires that modifications to capital leases that give rise to operating lease classification be treated as a sale-leaseback. As provided above, Sprint will timely adopt this statement. The rescission of Statement No. 4 will be adopted on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for financial statements where exit or disposal activities are initiated after December 31, 2002. This statement nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which allowed recognition of a liability for exit and disposal activities upon management's intent to exit or dispose of an activity. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Sprint will adopt this statement for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Sprint continues to apply APB 25 recognition and measurement principles, but has complied with the new disclosure requirements of this statement. See Note 1 for these disclosures.

Sprint will begin to expense the fair value of stock-based employee compensation beginning in the 2003 first quarter. Sprint will apply the method prescribed in SFAS No. 123, as amended by SFAS No. 148, on all new and separate grants of options made on or after January 1, 2003.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. Sprint will adopt this new accounting effective July 1, 2003. The Company is currently evaluating the impact of this change.

--------------------------------------------------------------------------------
20. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                                                             Quarter
                                                                 -------------------------------
2002                                                              1st//     2nd    3rd//     4th//
-------------------------------------------------------------------------------------------------------
                                                                 (millions, except per share data)
Net operating revenues//                                         $6,625   $6,690  $6,787    $ 6,532
Operating income//                                                  517      671     524        388
Income (Loss) from continuing operations//                           99     (105)    477         (3)
Net income (loss)                                                   139      (67)    519         39
Earnings (Loss) per common share from continuing operations(1)
  FON common stock
   Diluted and Basic//                                             0.27     0.07    0.54       0.28
  PCS common stock
   Diluted and Basic                                              (0.15)   (0.17)  (0.01)     (0.25)
-------------------------------------------------------------------------------------------------------

                                                                             Quarter
                                                                 -------------------------------
2001                                                              1st//     2nd    3rd//     4th//
-------------------------------------------------------------------------------------------------------
                                                                 (millions, except per share data)
Net operating revenues//                                         $6,119   $6,306  $6,574    $ 6,516
Operating income (loss)//                                           191      370     248     (1,710)
Income (Loss) from continuing operations//                         (114)       6    (172)    (1,272)
Net income (loss)                                                   (76)      43    (134)    (1,234)
Earnings (Loss) per common share from continuing operations/(1)/
  FON common stock
   Diluted and Basic//                                             0.32     0.29    0.13      (1.06)
  PCS common stock
   Diluted and Basic                                              (0.40)   (0.26)  (0.29)     (0.32)
-------------------------------------------------------------------------------------------------------

/(1) /As the effects of including the incremental shares associated with options and ESPP shares are antidilutive, both basic earnings per share and diluted earnings per share reflect the same calculation for FON reported in the fourth quarter 2001 and for all PCS reported periods.

These amounts have been restated to reflect results of Sprint's directory publishing business, which was sold in January 2003, as a discontinued operation.

--------------------------------------------------------------------------------
21. Subsequent Events (Unaudited)
--------------------------------------------------------------------------------

Sale of Directory Publishing Business

In January 2003, Sprint closed the sale of its directory publishing business, Sprint Publishing & Advertising, to R.H. Donnelley for approximately $2.23 billion in cash with a pre-tax gain of $2.14 billion. The sale yielded after-tax cash proceeds of approximately $2.1 billion.

Dividend Declaration

In February 2003, Sprint's Board of Directors declared dividends of 12.5 cents on the FON common stock. Dividends will be paid March 31, 2003.

Accounts Receivable Securitization Facility

In February 2003, the outstanding balance of $455 million under the global markets division accounts receivable asset securitization facility was prepaid. The $700 million facility remains in place and funds are available to be redrawn at any time.

                              SPRINT CORPORATION

          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2002, 2001, and 2000

                                                                   Additions (Deductions)
------------------------------------------------------------------------------------------------------
                                                      Balance  Charged Charged                 Balance
                                                     Beginning   to    to Other    Other       End of
                                                      of Year  Income  Accounts  Deductions     Year
------------------------------------------------------------------------------------------------------
                                                                        (millions)
2002
   Allowance for doubtful accounts                     $397    $1,055    $191    $(1,229)/(1)/  $414
                                                     -------------------------------------------------
   Valuation allowance--deferred income tax assets     $686    $ (113)     --         --        $573
                                                     -------------------------------------------------
2001
   Allowance for doubtful accounts                     $352    $  913    $ 70    $  (938)/(1)/  $397
                                                     -------------------------------------------------
   Valuation allowance--deferred income tax assets     $598    $   88    $ --    $    --        $686
                                                     -------------------------------------------------
2000
   Allowance for doubtful accounts                     $272    $  624    $  8    $  (552)/(1)/  $352
                                                     -------------------------------------------------
   Valuation allowance--deferred income tax assets     $480    $  115    $  3    $    --        $598
                                                     -------------------------------------------------

/(1)/ Accounts written off, net of recoveries.

Certain prior-year amounts have been reclassified to conform to the current year presentation. All prior period amounts have been restated to reflect the results of Sprint's directory publishing business, which was sold January 2003, as a discontinued operation.