Form 10-Q
period 2003-03-31
SPRINT CORP
filed 2003-05-14
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003
                              ----------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                -----------------------  -----------------------

Commission file number               1-04721
                        --------------------------------------------------------

                               SPRINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      KANSAS                     48-0457967
---------------------------------------- ---------------------------------------
        (State or other jurisdiction of        (IRS Employer
        incorporation or organization)       Identification No.)


                   P.O. Box 11315, Kansas City, Missouri 64112
---------------------------------------- ---------------------------------------
                (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code        (913) 624-3000
                                                  ------------------------------

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


Yes    X          No
   ----------       ---------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X          No
   ----------       ---------
                                    COMMON SHARES OUTSTANDING AT APRIL 30, 2003:
                                        FON COMMON STOCK       899,064,109
                                        PCS COMMON STOCK:
                                         Series 1              769,628,142
                                         Series 2              253,787,745
                                        CLASS A COMMON STOCK    43,118,018


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             3
                      Consolidated Balance Sheets                                                        5
                      Consolidated Statements of Cash Flows                                              9
                      Consolidated Statement of Shareholders' Equity                                     11
                      Condensed Notes to Consolidated Financial Statements                               13

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            28

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         44

             Item 4.  Controls and Procedures                                                            45

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  46

             Item 2.  Changes in Securities                                                              46

             Item 3.  Defaults Upon Senior Securities                                                    47

             Item 4.  Submission of Matters to a Vote of  Security Holders                               47

             Item 5.  Other Information                                                                  47

             Item 6.  Exhibits and Reports on Form 8-K                                                   48

Signature                                                                                                51

Certifications                                                                                           52




                                                                                                                             Part I.
                                                                                                                             Item 1.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended March 31,                                                                 2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,339     $       6,637
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        2,839             3,170
   Selling, general and administrative                                                   1,650             1,755
   Depreciation                                                                          1,236             1,170
   Amortization                                                                              -                 1
   Restructuring and asset impairments                                                      10                23
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              5,735             6,119
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income                                                                           604               518

Interest expense                                                                          (366)             (313)
Intergroup interest charge                                                                   -                 -
Premium on early retirement of debt                                                        (19)                -
Other income (expense), net                                                                (61)              (31)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                     158               174
Income tax (expense) benefit                                                               (61)              (74)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                    97               100
Discontinued operation, net                                                              1,313                40
Cumulative effect of change in accounting
   principle, net                                                                          258                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                        1,668               140

Preferred stock dividends (paid) received                                                   (2)               (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $      1,666     $         138
                                                                                  -- ------------- --- -------------


Diluted Earnings (Loss) per Common Share
    Continuing operations
    Discontinued operation
    Cumulative effect of change in accounting principle, net
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total

Diluted weighted average common shares



Basic Earnings (Loss) per Common Share
    Continuing operations
    Discontinued operation
    Cumulative effect of change in accounting principle, net
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total

Basic weighted average common shares



DIVIDENDS PER COMMON SHARE

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).









   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$        (189)     $        (115)        $       3,581     $      3,904         $      2,947     $       2,848
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


         (189)              (115)                1,580            1,882                1,448             1,403
          (10)                (8)                  919              981                  741               782
            -                  -                   628              644                  608               526
            -                  -                     -                -                    -                 1
            -                  -                     -                -                   10                23
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

         (199)              (123)                3,127            3,507                2,807             2,735
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            10                 8                   454              397                  140               113

             -                 -                   (65)             (79)                (301)             (234)
             -                 -                    82               81                  (82)              (81)
             -                 -                   (19)               -                    -                 -
           (10)               (8)                   (4)               2                  (47)              (25)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                   448              401                 (290)             (227)
             -                 -                  (169)            (155)                 108                81
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   279              246                 (182)             (146)
             -                 -                 1,313               40                    -                 -

             -                 -                   258                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                 1,850              286                 (182)             (146)

             -                 -                     2                2                   (4)               (4)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $       1,852     $        288         $       (186)    $        (150)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



                                         $        0.31     $       0.27         $      (0.18)    $       (0.15)
                                                  1.46             0.05                    -                 -
                                                  0.29                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        2.06     $       0.32         $      (0.18)    $       (0.15)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 899.5            891.5              1,022.1           1,009.9
                                         --- ------------- -- -------------     -- ------------- --- -------------



                                         $        0.31     $       0.27         $      (0.18)    $       (0.15)
                                                  1.47             0.05                    -                 -
                                                  0.29                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        2.07     $       0.32         $      (0.18)    $       (0.15)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 896.6            889.6              1,022.1           1,009.9
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $       0.125     $      0.125         $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Quarters Ended March 31                                                                  2003              2002
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $     1,668      $        140
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding losses on securities                                                 (1)               (6)
   Income tax benefit                                                                       -                 5
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding losses on securities
   during the period                                                                       (1)               (1)

   Reclassification adjustment for gains on securities
     included in net income (loss)                                                         (1)                -
   Income tax expense                                                                       1                 -
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income                                                                   -                 -

Foreign currency translation adjustments                                                    2                (3)

   Unrealized gains (losses) on qualifying cash flow hedges                                (2)                8
   Income tax benefit                                                                       1                 2
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on qualifying
   cash flow hedges during the period                                                      (1)               10
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                     -                 6
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $     1,668      $        146
                                                                                  -- ------------- --- -------------




























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2003              2002                 2003             2002                 2002              2001
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $      1,850      $       286          $      (182)     $       (146)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                   (1)              (6)                   -                 -
             -                 -                    -                5                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (1)              (1)                   -                 -


             -                 -                   (1)               -                    -                 -
             -                 -                    1                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    -                -                    -                 -

             -                 -                    2               (2)                   -                (1)

             -                 -                   (2)               8                    -                 -
             -                 -                    1                2                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (1)              10                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    -                7                    -                (1)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $      1,850      $       293          $      (182)     $       (147)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,       December 31,
                                                                                            2003             2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $        2,095    $        1,035
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $331 and $414                                                                         2,813             2,951
       Inventories                                                                                750               682
       Deferred tax asset                                                                           -               806
       Current tax benefit receivable from the FON Group                                            -                 -
       Prepaid expenses                                                                           411               360
       Intergroup receivable                                                                        -                 -
       Intergroup debt receivable                                                                   -                 -
       Other                                                                                      236               244
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,305             6,078

     Assets of discontinued operation                                                               -               391

     Property, plant and equipment
       FON Group                                                                               35,293            35,055
       PCS Group                                                                               17,152            16,978
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     52,445            52,033
       Accumulated depreciation                                                               (23,992)          (23,288)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       28,453            28,745

     Investments in and advances to affiliates                                                     55                73

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       4,617             4,620
        Other intangibles                                                                          28                26
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       9,046             9,047
        Accumulated amortization                                                                   (3)               (2)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         9,043             9,045

     Intergroup debt receivable                                                                     -                 -
     Other assets                                                                                 909               961
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       44,765    $       45,293
                                                                                      -----------------------------------


















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
       March 31,       December 31,           March 31,      December 31,           March 31,       December 31,
         2003              2002                 2003             2002                 2003              2002
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $     1,638      $       641          $        457      $        394

             -                 -                1,614            1,650                 1,199             1,301
             -                 -                  214              219                   536               463
             -                 -                    -               42                     -               764
          (760)                -                    -                -                   760                 -
             -                 -                  220              215                   191               145
          (592)             (536)                 592              536                     -                 -
           (36)                -                   36                -                     -                 -
             -                 -                  123              114                   113               130
----------------------------------------    -------------------------------    -----------------------------------
        (1,388)             (536)               4,437            3,417                 3,256             3,197

             -                 -                    -              391                     -                 -


             -                 -               35,293           35,055                     -                 -
             -                 -                    -                -                17,152            16,978
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               35,293           35,055                17,152            16,978
           (46)              (46)             (18,265)         (18,161)               (5,681)           (5,081)
-------------------------------------   -----------------------------------    -----------------------------------
           (46)              (46)              17,028           16,894                11,471            11,897

          (279)             (280)                 252              252                    82               101


             -                 -                   27               27                 4,374             4,374
             -                 -                1,520            1,520                 3,097             3,100
             -                 -                   25               24                     3                 2
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,572            1,571                 7,474             7,476
             -                 -                   (3)              (2)                    -                 -
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,569            1,569                 7,474             7,476

        (1,041)             (406)               1,041              406                     -                 -
             -                 -                  566              610                   343               351
-------------------------------------   -----------------------------------    -----------------------------------


   $    (2,754)      $    (1,268)         $    24,893      $    23,539          $     22,626      $     23,022
-------------------------------------   -----------------------------------    -----------------------------------




CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,       December 31,
                                                                                            2003              2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $         987    $       1,887
       Current maturities of intergroup debt                                                        -                -
       Accounts payable                                                                         1,917            2,151
       Accrued interconnection costs                                                              628              626
       Accrued taxes                                                                              258              358
       Advance billings                                                                           525              510
       Accrued restructuring costs                                                                216              277
       Payroll and employee benefits                                                              451              579
       Accrued interest                                                                           361              416
       Intergroup payable                                                                           -                -
       Other                                                                                    1,068            1,004
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                6,411            7,808

     Liabilities of discontinued operation
        Current tax benefit payable to the PCS Group                                                -               -
        Other                                                                                       -              299

     Noncurrent liabilities
        Long-term debt and capital lease obligations                                           17,753           18,405
        Intergroup debt                                                                             -                -
        Equity unit notes                                                                       1,725            1,725
       Deferred income taxes                                                                    2,117            2,025
       Postretirement and other benefit obligations                                             1,750            1,712
       Other                                                                                      874              769
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            24,219           24,636

     Redeemable preferred stock                                                                   247              256

     Shareholders' equity
       Common stock
            Class A FT, par value $0.00 per share and $0.50 per share, 100.0 shares
            authorized, 43.1 shares issued and outstanding                                          -               22
         FON, par value $2.00 per share, 4,200.0 shares authorized, 897.9 and 895.1
            shares issued and outstanding                                                       1,796            1,790
         PCS, par value $1.00 per share, 4,600.0 shares authorized, 1,022.9 and
            999.8 shares issued and outstanding                                                 1,023            1,000
       Capital in excess of par or stated value                                                 9,961            9,931
       Retained earnings                                                                        1,809              252
       Accumulated other comprehensive loss                                                      (701)            (701)
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,888           12,294
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      44,765    $      45,293
                                                                                      -----------------------------------










                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
       March 31,      December 31,           March 31,       December 31,           March 31,      December 31,
         2003             2002                 2003              2002                 2003             2002
------------------------------------    -----------------------------------   -----------------------------------
      (Unaudited)                           (Unaudited)                            (Unaudited)


   $         -      $         -          $       371       $     1,234          $       616      $        653
           (36)               -                    -                 -                   36                 -
             -                -                  675               808                1,242             1,343
             -                -                  618               614                   10                12
           (60)               -                  208               122                  110               236
             -                -                  230               232                  295               278
             -                -                  209               251                    7                26
             -                -                  373               488                   78                91
             -                -                  100               116                  261               300
          (592)            (536)                   -                 -                  592               536
           (46)             (46)                 586               545                  528               505
------------------------------------    -----------------------------------   -----------------------------------
          (734)            (582)               3,370             4,410                3,775             3,980


          (700)               -                  700                 -                    -                 -
             -                -                    -               299                    -                 -


             -                -                3,144             3,142               14,609            15,263
        (1,041)            (406)                   -                 -                1,041               406
             -                -                    -                 -                1,725             1,725
             -                -                2,026             1,825                   91               200
             -                -                1,715             1,677                   35                35
             -                -                  351               362                  523               407
------------------------------------    -----------------------------------   -----------------------------------
        (1,041)            (406)               7,236             7,006               18,024            18,036

          (279)            (280)                   -                10                  526               526




             -               22                    -                 -                    -                 -

         1,796            1,790                    -                 -                    -                 -

         1,023            1,000                    -                 -                    -                 -
         9,961            9,931                    -                 -                    -                 -
         1,809              252                    -                 -                    -                 -
          (701)            (701)                   -                 -                    -                 -
       (13,888)         (12,294)              13,587            11,814                  301               480
------------------------------------    -----------------------------------   -----------------------------------

             -                -                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $    (2,754)     $    (1,268)         $    24,893       $    23,539          $    22,626      $     23,022
------------------------------------    -----------------------------------   -----------------------------------




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                  Sprint Corporation
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------- ----------------
Quarters Ended March 31,                                                                   2003             2002
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $      1,668     $        140
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Discontinued operation, net                                                            (1,313)             (40)
     Cumulative effect of change in accounting principle, net                                 (258)               -
     Equity in net losses of affiliates                                                         18               20
     Depreciation and amortization                                                           1,236            1,171
     Deferred income taxes                                                                     736              498
     Net losses on write-down of assets                                                         10               11
     Changes in assets and liabilities:
         Accounts receivable, net                                                              138               66
         Inventories and other current assets                                                 (107)            (474)
         Accounts payable and other current liabilities                                     (1,315)            (776)
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                                200              (47)
     Other, net                                                                                 45                6
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities of continuing operations                           1,058              575
------------------------------------------------------------------------------------ --- ------------- -- -------------


Investing Activities

Capital expenditures                                                                          (547)          (1,146)
Investments in and loans to other affiliates, net                                              (12)              (8)
Net proceeds from sales of assets                                                                3                3
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                                (556)          (1,151)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Financing Activities

Proceeds from debt                                                                               -            5,704
Payments on debt                                                                            (1,555)          (3,219)
Proceeds from common stock issued                                                                2                1
Dividends paid                                                                                (114)            (114)
Other, net                                                                                      10               (3)
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided (used) by financing activities of continuing operations                   (1,657)           2,369
------------------------------------------------------------------------------------ --- ------------- -- -------------

------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                            2,215               60
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                                             1,060            1,853
Cash and Equivalents at Beginning of Period                                                  1,035              313
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,095     $      2,166
                                                                                     --- ------------- -- -------------









                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $     1,850      $       286          $      (182)      $      (146)


             -                 -               (1,313)             (40)                   -                 -
             -                 -                 (258)               -                    -                 -
             -                 -                   (1)              (1)                  19                21
             -                 -                  628              644                  608               527
             -                 -                   81              131                  655               367
             -                 -                    -               10                   10                 1

             -                 -                   36               72                  102                (6)
           760               447                   (5)            (409)                (862)             (512)
          (760)             (447)                (308)            (341)                (247)               12
             -                 -                  (43)             121                   43              (121)
             -                 -                   83              (62)                 117                15
             -                 -                   22                -                   23                 6
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                  772              411                  286               164
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                 (360)            (543)                (187)             (603)
             -                 -                    -               (8)                 (12)                -
             -                 -                    3                3                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                 (357)            (548)                (199)             (603)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                    -              968                    -             4,736
             -                 -               (1,534)            (483)                 (21)           (2,736)
             -                 -                    2                -                    -                 1
             -                 -                 (110)            (110)                  (4)               (4)
             -                 -                    9                2                    1                (5)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -               (1,633)             377                  (24)            1,992
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                2,215               60                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  997              300                   63             1,553
             -                 -                  641              134                  394               179
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $     1,638      $       434          $       457       $     1,732
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                 Sprint Corporation
(millions)
Quarter Ended March 31, 2003
----------------------------------------------------------------------------------------------------------------
                                                                                                   Capital in
                                                                     FON              PCS          Excess of
                                                  Class A FT        Common           Common      Par or Stated
                                                 Common Stock       Stock            Stock           Value
----------------------------------------------------------------------------------------------------------------

Beginning 2003 balance                        $         22    $      1,790    $    1,000       $      9,931
Net income (loss)                                        -               -             -                  -
FON common stock dividends                               -               -             -                  -
PCS preferred stock dividends                            -               -             -                 (2)
Conversion of PCS common stock
   underlying Class A common stock                     (22)              -            22                  -
FON Series 1 common stock issued                         -               6             -                 27
PCS Series 1 common stock issued                         -               -             1                  5
Other, net                                               -               -             -                  -
----------------------------------------------------------------------------------------------------------------

March 2003 balance                            $          -    $      1,796    $    1,023       $      9,961
                                              ------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------------------------------------
Beginning 2003 balance                                43.1           895.1          999.8
FON Series 1 common stock issued                        -              2.8             -
PCS Series 1 common stock issued                        -               -             1.5
Conversion of Class A FT                                -               -            21.6
------------------------------------------------------------------------------------------------

March 2003 balance                                    43.1           897.9        1,022.9
                                              --------------------------------------------------
































                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).






------------------------------------------------------------------------------------
                   Accumulated
                      Other
     Retained     Comprehensive    Consolidated   Combined Attributed Net Assets
     Earnings          Loss           Total     Sprint FON Group Sprint PCS Group
------------------------------------------------------------------------------------

$       252      $  (701)          $   12,294    $      11,814     $        480
      1,668            -                1,668            1,850             (182)
       (112)           -                 (112)            (112)               -
          -            -                   (2)               2               (4)

          -            -                    -                -                -
          -            -                   33               33                -
          -            -                    6                -                6
          1            -                    1                -                1
------------------------------------------------------------------------------------

$     1,809    $    (701)          $   13,888    $      13,587     $        301
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 2002 Form 10-K. Operating results for the 2003 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2003.

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

Intergroup Transactions

The PCS Group uses the long distance operation of the FON Group as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Also included in these amounts are goods capitalized by the PCS Group. Charges to the PCS Group for these items totaled $187 million and $148 million in the 2003 and 2002 first quarters, respectively. The intercompany profit on capitalized charges totaled $1 million in the 2003 first quarter and $3 million in the same period last year. The service charges less capitalized charges are included in the FON Group's net operating revenues and in the PCS Group's costs of services and products.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $3 million in the 2003 first quarter. In the 2002 first quarter, the PCS Group credited the FON Group for $30 million. This credit was primarily related to proceedings initiated by the Federal Communications Commission (FCC) in 2001 to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers.

The FON Group charges the PCS Group a return on investment or capital carrying charge for the use of corporate owned capital assets. Charges to the PCS Group for this item totaled $10 million and $8 million in the 2003 and 2002 first quarters, respectively. These amounts are included in the FON Group's other income and the PCS Group's operating expenses.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups had been operating on a stand-alone basis.

The FON Group provides facilities, information services and certain other services to the PCS Group. Charges to the PCS Group for these services totaled $111 million and $56 million in the 2003 and 2002 first quarters, respectively. This increase primarily reflects the transition of the PCS Group to shared facilities managed by the FON Group. Previously the PCS Group had separate facilities, and thus a direct cost. Also included in these amounts are charges that were capitalized by the PCS Group. These capitalized charges totaled $5 million and $2 million in the 2003 and 2002 first quarters, respectively. The service charges less capitalized charges are included in the PCS Group's operating expenses.

Costs for shared services totaled approximately $121 million and $123 million in the 2003 and 2002 first quarters, respectively. The percentage of these costs allocated to the PCS Group were approximately 30% and 27% in the 2003 and 2002 first quarters, respectively, with the balance remaining in the FON Group. The allocation of shared services may change at the discretion of Sprint's Board and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. If the group to which the debt has been allocated does not provide the funds when Sprint subsequently repays all or a part of the debt, the allocated debt is reported as intergroup debt. With certain external borrowings in 1998, the FON Group extended the PCS Group longer repayment terms than the external borrowings.

Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $82 million and $81 million in the 2003 and 2002 first quarters, respectively. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

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

The cost of investments in marketable securities, which is included in "Other assets" on the balance sheets, was $95 million at the end of March 2003 and at December 31, 2002. Accumulated unrealized holding losses were $4 million, gross and $3 million, net of income taxes, and accumulated unrealized holding gains were $4 million, gross and $2 million, net of income taxes, at the end of March 2003. Comparatively, as of December 31, 2002, the accumulated unrealized holding losses were $20 million, gross and $12 million, net of income taxes, and accumulated unrealized holding gains were $10 million, gross and $6 million, net of income taxes, at year-end 2002. Both gains and losses are included in "Accumulated other comprehensive loss" in the Sprint Consolidated Balance Sheets.

Sprint's cost method investment in EarthLink preferred shares, which is also included in "Other assets" on the Consolidated Balance Sheet, was $116 million at the end of March 2003 and December 2002.

Investments in and Advances to Affiliates

At the end of March 2003, investments accounted for using the equity method consisted primarily of the PCS Group's investment in Virgin Mobile, U.S.A. At the end of March 2002, investments accounted for using the equity method consisted primarily of the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), SVC BidCo L.P., and Virgin Mobile, USA. During 2002, the PCS Group's investment in BidCo was dissolved. In the third quarter of 2002, the PCS Group sold its investment in Pegaso to Telefonica Moviles.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     Results of operations
                       Net operating revenues              $       231      $      267
                                                           ----------------------------------
                       Operating loss                      $       (14)     $      (30)
                                                           ----------------------------------
                       Net loss                            $       (31)     $     (167)
                                                           ----------------------------------

                     Equity in net losses of affiliates    $       (18)     $      (20)

                                                           ----------------------------------

--------------------------------------------------------------------------------
3.  Asset Retirement Obligations
--------------------------------------------------------------------------------

Sprint adopted Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1) a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost should be capitalized by increasing the carrying amount of the related long-lived asset.

Sprint's network is primarily located on leased property. In the FON Group, a majority of the leased property has no requirement for remediation at retirement. The remainder of the FON Group's leased property and predominately all of the PCS Group's leased property do have remediation requirements. However, these leases do not have termination date certainty, and Sprint expects to maintain the property as a necessary component of infrastructure required to maintain FCC licensing. For that reason, Sprint is unable to estimate the remediation liability. Therefore, Sprint's obligations do not meet the ARO liability recognition criteria established in the standard at this time.

While adoption of SFAS No. 143 did not result in the recognition of asset retirement obligations, adoption of this standard did affect cost of removal historically recorded by the FON Group's local division. Consistent with regulatory requirements and industry practice, the local division historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, the FON Group recorded a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million. The annual impact of this accounting change on income from continuing operations is an expected decrease to the FON Group's 2003 depreciation expense of approximately $40 million and an increase to 2003 expenses incurred for removal costs of approximately $20 million recognized ratably over the year.


                                                                                      Sprint FON Group
                                                                                  Quarters Ended March 31,
                                                                                -- ----------- -- ------------
                                                                                      2003           2002
         ---------------------------------------------------------------------- -- ----------- -- ------------
                                                                                         (millions)
         Net income, as reported                                                $     1,850    $      286
          Deduct:  Cumulative effect of change in accounting principle, net
            of related tax effects                                                     (258)            -
          Add:  Historically accrued cost of removal included in depreciation
            reserves, less cash removal expenses, net of related tax effects              -             3
         ---------------------------------------------------------------------- -- ----------- -- ------------

         Pro forma net income                                                   $     1,592    $      289
                                                                                -- ----------- -- ------------

--------------------------------------------------------------------------------
4. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Quarter Ended March 31, 2003                                      Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $         55      $        157       $      (102)
Effect of:
   State income taxes, net of federal income tax effect                  8                14                (6)
   Equity in losses of foreign joint ventures                            1                 1                 -
   Other, net                                                           (3)               (3)                -
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $         61      $        169       $      (108)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                            38.6%              37.7%             37.2%
                                                              --- ------------- --- -------------- -- --------------


                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Quarter Ended March 31, 2002                                      Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $         61      $        140       $       (79)
Effect of:
   State income taxes, net of federal income tax effect                  4                12                (8)
   Equity in losses of foreign joint ventures                            8                 -                 8
   Other, net                                                            1                 3                (2)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $         74      $        155       $       (81)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                            42.5%              38.7%             35.7%
                                                              --- ------------- --- -------------- -- --------------

--------------------------------------------------------------------------------
5.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------
Risk Management Policies

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

Sprint enters into forward sale contracts which reduce the variability in expected cash flows related to a forecasted sale of the underlying equity securities held as available for sale. Sprint holds fair value hedges through credit forward contracts which hedge changes in fair value of certain debt issues.

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint's primary transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. Forward contracts, which function as natural hedges, are used to offset the impact of foreign currency fluctuations in these payments.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. During the period ending March 31, 2003, Sprint held no interest rate swaps. Sprint held both cash flow hedges and fair value hedges in interest rate swaps in the 2002 first quarter.

Sprint recorded a $6 million pre-tax increase to other comprehensive income in the 2002 first quarter resulting from gains on cash flow hedges. The change in other comprehensive income is included in "Unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative losses on stock warrants were immaterial in the 2003 first quarter.

Sprint recorded net derivative losses in earnings of $2 million after tax for the 2002 first quarter due to changes in the fair value of stock warrants.

Net Purchased Equity Options

The net purchased equity options embedded in forward sale contracts are designated as cash flow hedges.

Sprint recorded a $1 million after-tax decrease to other comprehensive income in the 2003 first quarter resulting from losses on these cash flow hedges. Sprint recorded a $1 million after-tax increase to other comprehensive income in the 2002 first quarter. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Credit Forward Contracts

As there is high correlation between the credit forward contracts and the debt issues being hedged, fluctuations in the value of the credit forward contracts are generally offset by changes in the fair value of the debt issues. A nominal amount was recorded in the 2003 first quarter on this investment in Sprint's Consolidated Statements of Operations.

Foreign Currency Forward Contracts

Foreign currency forward contracts held during the period were not designated as hedges and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in all periods presented.

--------------------------------------------------------------------------------
6.  Restructuring and Asset Impairment
--------------------------------------------------------------------------------

Restructuring Activity

In the 2002 fourth quarter, Sprint announced a consolidation in its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as in other areas of the Company, in the on going effort to streamline operations and maintain a competitive cost structure (One Sprint Consolidation). These decisions resulted in a $146 million pre-tax charge consisting of severance costs associated with work force reductions totaling $58 million, and the remaining $88 million accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge is associated with the involuntary employee separation of approximately 2,100 employees. As of March 31, 2003, approximately 1,200 of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs by March 31, 2004.

In the 2002 fourth quarter, the PCS group announced it would reduce operating expenses through a work force reduction (PCS Consolidation). This action is expected to create a more competitive cost structure for the business. This decision resulted in a $43 million pre-tax charge consisting primarily of severance costs associated with work force reductions. The charge for severance costs totaled $25 million, and the remaining $18 million was accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge was associated with the involuntary employee separation of approximately 1,600 employees. As of December 31, 2002, substantially all of the employee separations had been completed. Sprint expects to pay the majority of the remaining severance and other exit costs by March 31, 2004.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions' web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that its global markets division would discontinue offering and internally supporting facilities-based Digital Subscriber Line (DSL) services to customers (collectively, the Global Markets Division Consolidation). These
decisions resulted in a $202 million pre-tax charge consisting of asset write-offs, severance costs associated with work force reductions, and termination of real estate leases and other contractual obligations. The charge for asset impairments was $142 million, severance costs totaled $22 million, and the remaining $38 million was accrued for other exit costs associated with the restructuring. The severance charge was associated with the involuntary employee separation of approximately 1,100 employees. As of September 30, 2002, substantially all of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs by the third quarter of 2003.

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units (PCS Customer Service Center Closures). These decisions resulted in a $23 million pre-tax restructuring charge consisting of severance costs associated with work force reductions and other exit costs, primarily for the termination of real estate leases. The charge for severance costs was $13 million with the remaining $10 million being for other exit costs. The severance charge was associated with the involuntary employee separation of approximately 2,600 employees. As of September 30, 2002, substantially all of the employee separations had been completed. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2002 first quarter. This analysis resulted in a reserve reduction of $6 million primarily associated with real estate lease terminations.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions (Sprint ION Termination). These decisions resulted in a $1,813 million pre-tax charge consisting of asset write-offs, severance costs associated with work force reductions, and termination of supplier agreements, real estate leases, and other contractual obligations. The charge for asset impairments was $1,327 million, severance costs totaled $231 million, and the remaining $256 million was accrued for other exit costs associated with the restructuring. The severance charge was associated with the involuntary employee separation of approximately 6,000 employees. As of September 30, 2002, substantially all of the employee separations had been completed. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in a reserve reduction in the third quarter of 2002 of $42 million primarily associated with exit costs and a $34 million reduction associated with the asset impairment charge. Sprint expects to pay the majority of the remaining severance costs by December 31, 2003.

In several of these restructuring events, the remaining other exit costs are primarily lease commitments which will be paid according to their terms.

This activity is summarized as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                            2003 Activity
                                                                   --------------------------------


                                                December 31, 2002       Cash          Non-cash/         March 31,
                                                Liability Balance     Payments       Adjustments           2003
                                                                                                        Liability
                                                                                                         Balance
---------------------------------------------------------------------------------------------------------------------
                                                                           (millions)
Restructuring Events - 2002
   One Sprint Consolidation
      Severance                               $         58          $    10      $        -         $       48
      Other exit costs                                  51                1               -                 50
   PCS Consolidation
      Severance                                         22               13               -                  9
      Other exit costs                                  16                -              (3)                13
   Global Markets Division Consolidation
      Severance                                          8                2               -                  6
      Other exit costs                                  30                6               -                 24
   PCS Customer Service Center Closures
      Severance                                          -                -               -                  -
      Other exit costs                                   2                1               -                  1

Restructuring Events - 2001
   Sprint ION Termination
      Severance                                         43                9               -                 34
      Other exit costs                                  47                7              (9)                31
---------------------------------------------------------------------------------------------------------------------

Total                                         $        277          $    49      $      (12)        $      216
                                             ------------------------------------------------------------------------


Other Asset Impairments

In the 2003 first quarter, the PCS Group recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

--------------------------------------------------------------------------------
7.  Discontinued Operation
--------------------------------------------------------------------------------

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 first quarter, Sprint recognized a pretax gain of $2.13 billion, $1.31 billion after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements. Summary financial information is as follows:

                                                                      ----------------- -----------------
                                                                         March 31,        December 31,
                                                                            2003              2002
                  --------------------------------------------------- -----------------------------------
                                                                                  (millions)
                  Assets of discontinued operation
                     Accounts receivable, net                         $        -        $     277
                     Prepaids                                                  -               99
                     Other assets                                              -               15
                  --------------------------------------------------- -- -------------- -- --------------
                  Total assets of discontinued operation              $        -        $     391
                                                                      -- -------------- -- --------------

                  Liabilities of discontinued operation
                     Advance billings and other                       $        -        $     299
                                                                      -- -------------- -- --------------


                                                                                Quarters Ended
                                                                                  March 31,
                                                                      -- -------------- -- --------------
                                                                             2003              2002
                  --------------------------------------------------- -- -------------- -- --------------
                                                                                  (millions)
                     Net operating revenues                           $         5       $       137
                                                                      -- -------------- -- --------------
                     Income before income taxes                       $         5       $        63
                                                                      -- -------------- -- --------------


The FON Group has a current tax payable to the PCS Group related to the gain on the sale of the directory publishing business in the amount of $700 million as of March 31, 2003 because of the tax allocation between the PCS Group and the FON Group under the tax sharing agreement.

--------------------------------------------------------------------------------
8.  Short-term Borrowings and Current Maturities of Long-term Debt
--------------------------------------------------------------------------------

In February 2003, Sprint prepaid the $455 million balance outstanding relating to the global markets division accounts receivable asset securitization facility. As of March 31, 2003, the facility was collateralized by $1.5 billion of gross receivables and no amounts were drawn against the facility.

In March 2003, Sprint completed a tender offer to purchase $442 million principal amount of current senior notes before their scheduled maturity. The notes had an interest rate of 5.7% and a maturity date of November 15, 2003. A premium of $6 million was paid as part of the tender offer. The notes were allocated to the PCS Group and reflected as long-term debt. As a result of the FON Group's repayment of the notes, the allocated debt is now reflected as intergroup debt on the PCS Group balance sheet. The PCS Group is scheduled to pay $36 million of the total to the FON Group in the 2003 fourth quarter and the remaining $406 million in the 2004 second quarter. The intergroup debt is eliminated on the consolidated balance sheet.

--------------------------------------------------------------------------------
9.  Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. The notes had an interest rate of 5.875% and a maturity date of May 1, 2004. A premium of $13 million was paid as part of the tender offer. The notes were allocated to the PCS Group and reflected as long-term debt. As a result of the FON Group's repayment of the notes, the allocated debt is now reflected as intergroup debt on the PCS Group balance sheet. The notes are scheduled to be paid to the FON Group in the 2004 second quarter. The intergroup debt is eliminated on the consolidated balance sheet.

--------------------------------------------------------------------------------
10.  Common Stock Issuances
--------------------------------------------------------------------------------

In March 2003, France Telecom (FT) converted 34.4 million shares of Series 3 PCS common stock into shares of Series 1 PCS common stock. At the same time, FT converted 21.6 million shares of PCS common stock underlying Class A common stock into Series 1 PCS common stock.

Upon the issuance of the PCS shares underlying the Class A common stock, there were no more underlying shares of PCS or FON stock. The par value of the Class A common stock was automatically reduced to $0.00 per share from $0.50 per share. While the Class A common stock remains outstanding, it is nonvoting.

Sprint's Articles of Incorporation prohibit the issuance of any shares of Series 3 PCS common stock, Series 3 FON common stock, or Class A common stock following the conversion of the shares of Series 3 PCS common stock into shares of Series 1 PCS common stock and the issuance of the Series 1 PCS common stock underlying the Class A common stock. Although 100 million shares of Class A common stock,
1.2 billion shares of Series 3 FON common stock and 600 million shares of Series 3 PCS common stock continue to be authorized, this prohibition effectively limits the authorized common stock reflected on the balance sheet as follows:

        o        Class A FT is limited to the outstanding 43.1 million shares;
        o        FON is limited to 3,000 million shares;
        o        PCS is limited to 4,000 million shares.

--------------------------------------------------------------------------------
11.  Stock-based Compensation
--------------------------------------------------------------------------------

Effective January 1, 2003, Sprint adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, using the prospective method. Upon adoption Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. Because grants were made late in March 2003, the impact of adoption was minimal. The following table illustrates the effect on net income and earnings per share of stock-based compensation included in net income and the effect on net income and earnings per share for grants issued on or before December 31, 2002 had the Company applied the fair value recognition provisions of SFAS 123.

                                                                         Sprint FON Group
                                                                     Quarters Ended March 31,
                                                                  - -------------- - -------------
                                                                        2003             2002
             ---------------------------------------------------- - -------------- - -------------
                                                                    (millions, except per share
                                                                               data)
             Net income, as reported                              $    1,850       $     286
              Add:  Stock-based employee compensation expense
                included in reported net income, net of related
                tax effects                                                -               -
              Deduct:  Total stock-based employee compensation
                expense determined under fair value based
                method for all awards, net of related tax
                effects                                                  (14)            (22)
             ---------------------------------------------------- - -------------- - -------------

             Pro forma net income                                 $    1,836       $     264
                                                                  - -------------- - -------------

             Earnings per common share:
                Basic - as reported                               $    2.07        $    0.32
                                                                  - -------------- - -------------
                Basic - pro forma                                 $    2.05        $    0.30
                                                                  - -------------- - -------------

                Diluted - as reported                             $    2.06        $    0.32
                                                                  - -------------- - -------------
                Diluted - pro forma                               $    2.04        $    0.30
                                                                  - -------------- - -------------


                                                                         Sprint PCS Group
                                                                     Quarters Ended March 31,
                                                                  - -------------- - -------------
                                                                        2003             2002
             ---------------------------------------------------- - -------------- - -------------
                                                                    (millions, except per share
                                                                               data)
             Net loss, as reported                                $     (182)      $    (146)
              Add:  Stock-based employee compensation expense
                included in reported net loss, net of related
                tax effects                                                -               -
              Deduct:  Total stock-based employee compensation
                expense determined under fair value based
                method for all awards, net of related tax
                effects                                                  (20)            (28)
             ---------------------------------------------------- - -------------- - -------------

             Pro forma net loss                                   $     (202)      $    (174)
                                                                  - -------------- - -------------

             Earnings per common share:
                Basic - as reported                               $   (0.18)       $   (0.15)
                                                                  - -------------- - -------------
                Basic - pro forma                                 $   (0.20)       $   (0.18)
                                                                  - -------------- - -------------

                Diluted - as reported                             $   (0.18)       $   (0.15)
                                                                  - -------------- - -------------
                Diluted - pro forma                               $   (0.20)       $   (0.18)
                                                                  - -------------- - -------------

--------------------------------------------------------------------------------
12.  Litigation, Claims and Assessments
--------------------------------------------------------------------------------

On March 19, 2003, counsel for plaintiffs and defendants announced a settlement, subject to court approval, of the previously disclosed derivative action filed by The Amalgamated Bank, an institutional stockholder. The settlement does not reflect any admission of liability by the defendants and there has been no finding of any liability by the defendants. The settlement includes the adoption of certain enhancements to Sprint's corporate governance policies and practices; an agreement by Board members and certain former senior executives to certain restrictions on options, or any stock obtained through the exercise of options, accelerated by stockholder approval of the WorldCom merger; and the payment of plaintiff's attorneys' fees in the form of 250,000 FON shares and 500,000 PCS shares. Sprint has reserved $5 million for the payment of these attorney's fees in the 2003 first quarter in other income (expense), net.

Also on March 19, 2003, as part of the same negotiations, plaintiffs and defendants announced a settlement, subject to court approval, of the previously disclosed securities class action filed by The New England Health Care Employees Pension Fund, an institutional stockholder, and two other stockholders. The settlement does not reflect any admission of liability by defendants, and there has been no finding of any violation or liability by defendants. The settlement provides for the payment to the plaintiff class of a total of $50 million.

Sprint has reserved $45 million for the settlement of the securities class action in the 2003 first quarter in other income (expense), net. This reserve is net of insurance coverage that is undisputed by insurance carriers. Sprint expects further amounts will be reimbursed by insurance carriers and is currently in negotiations about this claim coverage.

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network are in process. Several of these cases seek certification of nationwide classes, and in one case, a nationwide class has been certified. Settlement negotiations directed to a nationwide, industry-wide settlement of these claims have resulted in an agreement, not yet approved by the Court. Sprint has previously accrued for the estimated settlement costs of these suits.

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

Various other suits, typical for a business enterprise, are pending against Sprint.

While it is not possible to determine the ultimate disposition of each of these proceedings, Sprint believes that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint, the FON Group or the PCS Group.

--------------------------------------------------------------------------------
13.  Other Financial Information
--------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Sprint's allowance for doubtful accounts was as follows:

                                                                        ----------------- ----------------
                                                                           March 31,       December 31,
                                                                              2003             2002
                    --------------------------------------------------- -----------------------------------
                                                                                    (millions)
                    FON Group                                           $      239        $     279
                    PCS Group                                                   92              135
                    --------------------------------------------------- -- -------------- -- --------------

                    Consolidated                                        $      331        $     414
                                                                        -- -------------- -- --------------


Supplemental Cash Flows Information

Sprint's net cash paid for interest and income taxes was as follows:

                                                                                  Quarters Ended
                                                                                     March 31,
                                                                        -- ------------- -- -------------
                                                                               2003             2002
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Interest (net of capitalized interest)              $      419       $      182
                                                                        -- ------------- -- -------------
                    Income taxes                                        $        9       $        2
                                                                        -- ------------- -- -------------


In March 2002, Sprint issued $5 billion of debt securities which replaced the commercial paper program and added additional liquidity to the balance sheet.  This debt has semiannual interest payments, one of which was paid in March 2003.

Sprint's noncash activities included the following:

                                                                                  Quarters Ended
                                                                                     March 31,
                                                                        -- ------------- -- -------------
                                                                               2003             2002
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Common stock issued under Sprint's employee
                       benefit stock plans                              $       37       $        64
                                                                        -- ------------- -- -------------
                    Tax benefit from stock options exercised            $        -       $         1
                                                                        -- ------------- -- -------------


--------------------------------------------------------------------------------
14.  Segment Information
--------------------------------------------------------------------------------

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

Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------

                             Global                                                   Corporate
Quarters Ended              Markets         Local                         PCS            and
March 31,                   Division      Division       Other(1)        Group      Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2003
Net operating revenues  $   2,042      $    1,536    $     187      $   2,947     $    (373)      $    6,339
Affiliated revenues           193              52          125              3          (373)               -
Operating income (loss)         6             460          (10)           140             8              604

2002
Net operating revenues  $   2,342      $    1,565    $     193      $   2,848     $    (311)      $    6,637
Affiliated revenues           147              78          116            (30)         (311)               -
Operating income (loss)       (75)            481           (6)           113             5              518
----------------------------------------------------------------------------------------------------------------


(1)  In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash.  Operations of the directory publishing business are reported as a discontinued operation for all periods presented.  See
     Note 7 for additional information.

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

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                       Global
Quarters Ended                         Markets     Local                        PCS
March 31,                              Division     Division     Other(1)      Group     Eliminations(2)Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2003
Voice                                $   1,292   $        -   $       -    $       -   $    (193)       $    1,099
Data                                       461            -           -            -           -               461
Internet                                   243            -           -            -           -               243
Local service                                -          765           -            -          (1)              764
Network access                               -          523           -            -         (43)              480
Long distance                                -          144           -            -           -               144
Wireless services                            -            -           -        2,947          (3)            2,944
Other                                       46          104         187            -        (133)              204
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,042   $    1,536   $     187    $   2,947   $    (373)       $    6,339
                                     ----------------------------------------------------------------------------------


2002
Voice                                $   1,536   $        -   $       -    $       -   $    (147)       $    1,389
Data                                       484            -           -            -           -               484
Internet                                   245            -           -            -           -               245
Local service                                -          761           -            -           -               761
Network access                               -          518           -            -         (60)              458
Long distance                                -          168           -            -           -               168
Wireless services                            -            -           -        2,848          30             2,878
Other                                       77          118         193            -        (134)              254
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,342   $    1,565   $     193    $   2,848   $    (311)       $    6,637
                                     ----------------------------------------------------------------------------------


(1)  In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash.  Operations of the directory publishing business are reported as a discontinued operation for all periods presented.  See
     Note 7 for additional information.

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

--------------------------------------------------------------------------------
15.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. Sprint will adopt this new accounting effective July 1, 2003. The Company is currently evaluating the impact of this change.

--------------------------------------------------------------------------------
16.  Subsequent Events
--------------------------------------------------------------------------------

Investment Activity

In April 2003, Sprint converted 9 million EarthLink preferred shares into common shares and sold the shares to EarthLink, Inc. for $53 million. Sprint recognized a $5 million loss on the sale. Sprint then announced, in May 2003, it may sell up to an additional 4 million shares as part of a prepaid forward contract.

Dividend Declaration

In May 2003, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the FON common stock. The dividend will be paid June 30, 2003.

Separation Arrangements

Sprint reached agreement on separation terms with certain senior executives. Charges for associated separation costs will be recorded in the 2003 second quarter.

New Director

In May 2003, the Sprint Board of Directors elected Michael M. Sears, executive vice president, office of the chairman and chief financial officer of the Boeing Company, as a director of Sprint replacing Ronald T. LeMay, who resigned in April 2003. William T. Esrey resigned as a director of Sprint in May 2003.

New Officers

At its May 2003 meeting, the Sprint Board of Directors elected the following new executive officers:

     Gary D. Forsee, Sprint's chief executive officer, was elected as chairman of the Board.

     Howard E. Janzen, formerly chairman, president and chief executive officer of Williams Communications, was elected president of the global markets division.

     Bruce N. Hawthorne, formerly a partner at the law firm of King & Spalding, was elected executive vice president and chief staff officer.

     Michael W. Stout, formerly vice president and chief technology and information officer at GE Capital, was elected executive vice president-chief information officer.

     William K. White, who has held various positions in Sprint's corporate communications department since 1993, was elected interim senior vice president-communications and brand management.

The Board of Directors had elected the following executive officers in April
2003:

     Thomas A. Gerke, who had held various positions at Sprint, primarily in the legal department, since 1994, was elected as executive vice president-general counsel.

     James G. Kissinger, who had held various positions in Sprint's human resources department since 1984, was elected senior vice president-human resources.

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

These statements reflect management's judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer and network usage, customer growth, pricing, costs to acquire customers and provide service, the timing of various events and the economic environment.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

        o        extent and duration of the current economic downturn;
        o the effects of vigorous competition in the markets in which Sprint operates;
        o the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;
        o adverse change in the ratings afforded our debt securities by ratings agencies;
        o the ability of the PCS Group to continue to grow a significant market presence;
        o the ability of the PCS Group to improve its profitability and reduce its cash requirements;
        o the effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
        o the uncertainties related to the outcome of bankruptcies affecting the telecommunication industry;
        o the impact to the PCS Group's network coverage due to financial difficulties of third-party affiliates;
        o        the uncertainties related to Sprint's investments;
        o        the impact of any unusual items resulting from ongoing
                 evaluations of Sprint's business strategies;
        o        the impact of new and emerging technologies on Sprint's
                 business;
        o        unexpected results of litigation filed against Sprint;
        o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes, including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
        o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2002 Form 10-K, and you are encouraged to review these filings.

--------------------------------------------------------------------------------
Definitions of Financial Measures
--------------------------------------------------------------------------------

Sprint provides readers financial measures generated using generally accepted accounting principles (GAAP).

ARPU (Average monthly service revenue per user) is calculated by dividing wireless service revenues by weighted average monthly wireless subscribers. ARPU is used to measure revenue on a per user basis. This is a measure which uses GAAP as the basis for the calculation.

CCPU (Cash cost per user) is calculated by dividing the costs of wireless service revenues, service delivery and other general and administrative costs by weighted average monthly wireless subscribers. CCPU is a measure analysts use to evaluate the cash costs to operate the business on a per user basis. This is a measure which uses GAAP as the basis for the calculation.

CPGA (Cost per gross addition) is calculated by dividing the costs of acquiring a new wireless subscriber, including equipment subsidies, marketing costs and selling expenses, by gross additional subscribers. Analysts use this measure in conjunction with the other measures to evaluate the profitability of the operation. This is a measure which uses GAAP as the basis for the calculation.

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services, based on revenues, and operates nationwide, all-digital long distance and tier one Internet protocol networks. In addition, the local division currently serves approximately 8.1 million access lines in 18 states. Sprint also operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology.

Sprint operates in industries that have been and continue to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. Due to changes in the telecommunications industry, including bankruptcies, over-capacity and the economic downturn, Sprint continues to assess the implications on its operations. Any such assessment may impact the valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In the 2003 first quarter, Sprint sold its directory publishing business to R.H. Donnelley for $2.23 billion in cash.

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

--------------------------------------------------------------------------------
General Overview of the Sprint FON Group
--------------------------------------------------------------------------------

The FON Group is comprised of the global markets division, the local division and other businesses consisting primarily of wholesale distribution of telecommunications products. The global markets division is the nation's third-largest provider of long distance services based on revenues. The activities of the local division include local exchange communications and consumer long distance services used by customers within Sprint's local franchise territories. The FON Group also includes its investments in EarthLink, Inc., an Internet service provider, and Call-Net, a long distance provider in Canada.

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network) and managed network services. In addition, the global markets division provides web and applications hosting, consulting services, and colocation services and international data communications.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multipoint Multichannel Distribution Services (MMDS) services using current line of sight technology. Sprint is pursuing alternative strategies with respect to the MMDS spectrum leases and licenses.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.1 million access lines in 18 states. The local division provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division's local network, nationwide long distance services to residential customers within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. DSL enables high speed transmission of data over existing copper telephone lines.

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology. At the end of the 2003 first quarter, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group's service, including third party affiliates, reaches a quarter billion people. The PCS Group provides nationwide service through a combination of:

        o operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format,
        o affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,
        o roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and
        o        roaming on other providers' digital networks that use CDMA.

Sprint PCS customers can also use their phones in Canada and Mexico through roaming agreements.

Sprint launched nationwide third generation (3G) capability in the 2002 third quarter. This capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "PCS Vision," allows consumer and business customers to use their Vision-enabled PCS devices to exchange personal and corporate e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services under the Sprint brand name on CDMA networks built and operated at their own expense.

Several of these affiliates are experiencing financial difficulties, are evaluating restructuring activities, and in one case, an affiliate has filed for bankruptcy protection and has made claims against Sprint in the bankruptcy court. Several of the affiliates are also disputing and refusing to pay amounts owed to the PCS Group. The amounts currently in dispute have been fully reserved.

The PCS Group also includes its investment in Virgin Mobile, USA (Virgin Mobile), a joint venture to market wireless services. This investment is accounted for using the equity method.

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

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $       3,581    $       3,904
                     PCS Group                                     2,947            2,848
                     Intergroup eliminations                        (189)            (115)
                     ------------------------------------------------------------------------

                     Net operating revenues                $       6,339    $       6,637
                                                           ----------------------------------


Net operating revenues decreased 4% in the 2003 first quarter compared to the same 2002 quarter reflecting declining FON Group long distance voice revenues and product distribution revenues partially offset by growth in the PCS Group revenues.

Income (Loss) from continuing operations was as follows:


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $      279       $      246
                     PCS Group                                   (182)            (146)
                     ------------------------------------------------------------------------

                     Income from continuing operations     $       97       $      100
                                                           ----------------------------------


In the 2003 first quarter, income from continuing operations includes a $32 million charge to settle derivative action and securities class action litigation, a $12 million charge reflecting the premiums paid on debt tender offers, and a $6 million charge associated with the termination of a software development project.

In the 2002 first quarter, income from continuing operations includes a $15 million restructuring charge representing the closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units. This charge was offset by favorable true-ups of unrelated items. In total, the charge and true-ups had no effect on income from continuing operations.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,292      $     1,536       $      (244)         (15.9)%
   Data                                                461              484               (23)          (4.8)%
   Internet                                            243              245                (2)          (0.8)%
   Other                                                46               77               (31)         (40.3)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,042            2,342              (300)         (12.8)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,103            1,421               318           22.4%
   Selling, general and administrative                 573              639                66           10.3%
   Depreciation and amortization                       360              357                (3)          (0.8)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,036            2,417               381           15.8%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income (loss)                        $         6      $       (75)      $        81             NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------


NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 13% in the 2003 first quarter from the same 2002 period. The overall revenue decrease is in large part due to the decline in voice revenues including the loss of revenues from a major wholesale customer.

Voice Revenues

Voice revenues decreased 16% in the 2003 first quarter from the same 2002 period due to a decline in consumer voice revenues resulting from wireless and e-mail substitution, aggressive competition from RBOC's for consumer and small business customers and business voice contract renewals occurring at lower prices. Minute volume decreased 7% in the 2003 first quarter compared to the 2002 first quarter. The minute decline was primarily driven by the loss of a major wholesale customer and a large prepaid customer.

Data Revenues

Data revenues decreased 5% in the 2003 first quarter from the same 2002 period due to declines in private line services and rate reductions in ATM partially offset by an increase in frame relay.

Internet Revenues

Internet revenues decreased 1% in the 2003 first quarter from the same 2002 period. Increases in dedicated IP and Web hosting services were more than offset by the final, contractually-scheduled repricing of the AOL dial IP agreement, as well as a general decline in dial IP pricing.

Other Revenues

Other revenues decreased 40% in the 2003 first quarter from the same 2002 period. The decrease was primarily due to the sale of a consulting business in the third quarter of 2002.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the IP network, and costs of equipment sales. These costs decreased 22% in the 2003 first quarter from the same 2002 period. The decrease was due to improved access economics, exit from low margin business, restructuring efforts, and volume declines. Costs of services and products for the global markets division were 54.0% of net operating revenues in the 2003 first quarter compared to 60.7% for the same period a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses decreased 10% in the 2003 first quarter from the same 2002 period. The decline was due to reduced bad debt provisions, restructuring efforts, and general cost controls. SG&A expense was 28.1% of net operating revenues in the 2003 first quarter compared to 27.3% for the same period a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 2.4% in the 2003 first quarter compared to 3.4% in the same 2002 period. This reflects an improvement in collections and aging. Reserve for bad debt as a percent of outstanding accounts receivable was 14.0% at the end of the 2003 first quarter and 14.9% at year-end 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 1% in the 2003 first quarter from the same period a year ago. Depreciation and amortization expense was 17.6% of net operating revenues in the 2003 first quarter compared to 15.2% for the same 2002 period.

Local Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
                                              -----------------
                                                    2003              2002                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        765      $       761       $         4             0.5%
   Network access                                      523              518                 5             1.0%
   Long distance                                       144              168               (24)          (14.3)%
   Other                                               104              118               (14)          (11.9)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,536            1,565               (29)           (1.9)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      490              480               (10)           (2.1)%
   Selling, general and administrative                 320              318                (2)           (0.6)%
   Depreciation and amortization                       266              286                20             7.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,076            1,084                 8             0.7%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        460      $       481       $       (21)           (4.4)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.9%            30.7%
                                              --- ------------- -- --------------


Net Operating Revenues

Net operating revenues decreased 2% in the 2003 first quarter from the same 2002 period as slight growth in local services and network access was more than offset by declines in long distance services and equipment sales. The local division ended the 2003 first quarter with approximately 8.1 million switched access lines, a 2% decrease during the past 12 months. The reduction in access lines was driven by the continuing economic slowdown, wireless and cable substitution, and losses to competitive local providers. The reduction in access lines is expected to continue as Sprint believes access line losses in 2003 will approximate the 2002 loss. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 7% during the past 12 months. This growth reflects growth in DSL as well as many business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, remained flat in the 2003 first quarter from the same 2002 period as an 11% increase in vertical services revenue, driven by the success of bundled offerings, was offset by the decrease in access lines.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, increased 1% in the 2003 first quarter compared to a year ago. Strong growth in special access services in the 2003 first quarter was largely offset by a 4% decline in access minutes of use, as well as by regulator-mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing nationwide long distance services to residential customers within Sprint's local franchise territories and other services within specified regional call areas, or LATAs, to residential and business customers. These revenues declined 14% in the 2003 first quarter from the same 2002 period. This was primarily due to a decline in total long distance minutes of use, as customers shifted more of their communications to wireless, e-mail and instant messaging.

Other Revenues

Other revenues decreased 12% in the 2003 first quarter from the same 2002 period principally due to a decline in equipment sales. The decrease in equipment sales was a result of both a planned shift in focus to selling higher margin products and the economic slowdown causing a reduction in customer demand for equipment.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 2% in the 2003 first quarter compared to the same 2002 period. This increase was mainly driven by higher pension and retiree costs. Costs of services and products were 31.9% of net operating revenues in the 2003 first quarter compared to 30.7% for the same period a year ago.

Selling, General and Administrative Expense

SG&A expense increased 1% in the 2003 first quarter compared to the same 2002 period. This increase was primarily due to additional pension and retiree benefit costs somewhat offset by a decline in bad debt expense. SG&A expense was 20.8% of net operating revenues in the 2003 first quarter compared to 20.3% for the same period a year ago. Bad debt expense as a percentage of net revenues was 1.6% in the 2003 first quarter and 2.5% in the same period a year ago. This reflects an improvement in collections and aging. Reserve for bad debt as a percent of outstanding accounts receivable was 10.9% at the end of the 2003 first quarter and 13.9% at year-end 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 7% in the 2003 first quarter compared to the same 2002 period. This decline was driven by the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which eliminated the accrual for removal cost from the depreciable rate, as well as declines in circuit switching depreciation rates due to a revised schedule for converting from a digital to a packet network. Depreciation and amortization expense was 17.3% of net operating revenues in the 2003 first quarter compared to 18.3% for the same period a year ago.

PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    2,947       $    2,848        $        99             3.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,448            1,403                 45             3.2%
   Selling, general and administrative                741              782                (41)           (5.2)%
   Depreciation                                       608              526                 82            15.6%
   Amortization                                         -                1                 (1)           (100)%
   Restructuring and asset impairment                  10               23                (13)          (56.5)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            2,807            2,735                 72             2.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      140       $      113        $        27            23.9%
                                               -- ------------- -- -------------- -- -------------


The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 23% of net operating revenues in both the 2003 and 2002 first quarters.

Net Operating Revenues

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------

                     Customers
                        (millions)                                  15.0             14.3
                                                           ----------------------------------
                     Average monthly service revenue per
                        user (ARPU)                        $          59    $          60
                                                           ----------------------------------
                     Customer churn rate                             3.1%             3.0%
                                                           ----------------------------------


Net operating revenues include service revenues, sales of handsets and accessory equipment, and other revenues. Service revenues consist of monthly recurring charges, a pro rata portion of activation fees, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 4.9% in the 2003 first quarter from the same 2002 period reflecting an increase in the number of customers, higher monthly recurring charges, and late fees initiated in the third quarter of 2002. The higher monthly recurring charge was partially offset by lower overage charges from usage-based plans driving a slight decline in year-over-year ARPU. Average monthly usage increased by more than two hours when compared to the 2002 first quarter.

The PCS Group added 199,000 customers in the 2003 first quarter, ending the period with approximately 15.0 million customers compared to approximately 14.3 million customers at the end of the 2002 first quarter. Resellers added 175,000 customers in the first quarter of 2003, which increased their customer base to 590,000, principally due to Virgin Mobile. The PCS Group third party affiliates added 109,000 customers in the first quarter of 2003, bringing the total number of customers served on the PCS network, including resale customers, at the end of the quarter to more than 18.2 million.

The customer churn rate in the 2003 first quarter was 3.1% compared to 3.0% for the same 2002 period. The slight year-over-year increase resulted primarily from an increase in the voluntary churn rate driven by the competitive climate in the wireless industry. The involuntary churn rate was down slightly year-over-year as the PCS Group benefited from credit management policies initiated in the 2002 fourth quarter. Overall churn was down sequentially from the 2002 fourth quarter and we continue to experience improvement.

Revenues from sales of handsets and accessories, including new customers and upgrades, were approximately 9.1% of net operating revenues in the 2003 first quarter compared to 10.4% for the same 2002 period. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Other revenues consist of net fees collected from affiliates for network operation and customer maintenance. It also includes revenues from the wholesale of PCS services to companies that resell to their customers on a retail basis. Other revenues represented 2.5% of net operating revenues in the 2003 first quarter compared to 2.0% for the same 2002 period. Other revenues increased in the 2003 first quarter from the same 2002 period mainly reflecting a net addition of affiliate and wholesale customers.

Operating Expenses


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                   --------------------------------------------------------------------------

                   Acquisition costs per gross customer
                      addition (CPGA)                      $       365      $       305
                                                           ----------------------------------
                   Monthly cash costs per user (CCPU)      $        31      $        31
                                                           ----------------------------------


Cost per Gross Customer Addition

CPGA, a measure of the costs of acquiring a new subscriber, increased approximately 20% in the 2003 first quarter from the same 2002 period. The CPGA increase was primarily due to certain fixed costs being spread across lower gross customer additions, as well as higher equipment costs and rebates.

Cash Cost per User

CCPU, a measure of the cash costs to operate the business on a per user basis, was down slightly year-over-year from just over $31 to just under $31. The reduction in CCPU occurred primarily due to lower bad debt expense; however, this savings was mostly offset by upgrade equipment rebate costs incurred to retain existing customers initiated in the fourth quarter of 2002.

Costs of Services and Products

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer care costs and other network-related costs. These costs increased 3% in the 2003 first quarter from the same 2002 period. The increase was primarily due to network support of a larger customer base, expanded market coverage, and increased unit handset costs. These increases were somewhat offset by scale benefits resulting from the increased customer base and decreases in customer solutions expense. Handset and equipment costs were 40% of total costs of services and products in the 2003 first quarter compared to 39% for the same period a year ago. Costs of services and products were 49.1% of net operating revenues in the 2003 first quarter compared to 49.3% for the same period a year ago.

Selling, General and Administrative Expense

SG&A expense mainly includes marketing costs to promote products and services as well as related salary and benefit costs. SG&A expense decreased 5% in the 2003 first quarter from the same 2002 period reflecting a decline in bad debt expense due to a better credit class mix, leading to lower write-offs and higher recovery and reduced marketing costs. SG&A expense was 25.1% of net operating revenues in the 2003 first quarter compared to 27.5% for the same period a year ago. Bad debt expense as a percentage of net revenues was 3.0% in the 2003 first quarter compared to 4.6% in the same period a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 7.1% at the end of the 2003 first quarter and 9.4% at year-end 2002. These improvements were mainly driven by credit management policies initiated in the 2002 fourth quarter resulting in lower involuntary churn and improved receivables aging.

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

Depreciation and amortization expense increased 16% in the 2003 first quarter from the same 2002 period due to an increase in the network asset investment during 2002.

Depreciation and amortization expense was 20.6% of net operating revenues in the 2003 first quarter compared to 18.5% for the same period a year ago.

Restructuring and Asset Impairment

In the first quarter of 2003, the PCS Group recorded a charge of $10 million associated with the termination of a software development project.

In the first quarter of 2002, the PCS Group announced plans to reduce operating costs through the closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units. These actions were finalized in the third quarter of 2002, and ultimately resulted in PCS incurring an $18 million charge.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 7.0% in the 2003 first quarter compared to 6.7% in the 2002 first quarter. The increase in interest rate is primarily due to additional long-term borrowings with higher interest rates. Interest costs on short-term borrowings, including short-term borrowings classified as long-term debt, and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See "Liquidity and Capital Resources" for more information on Sprint's financing activities.

Premium on Early Retirement of Debt

In March 2003, Sprint completed a tender offer to purchase $442 million principal amount of current senior notes before their scheduled maturity. The notes had an interest rate of 5.7% and a maturity date of November 15, 2003. A premium of $6 million was paid as part of the tender offer.

Also in March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. The notes had an interest rate of 5.875% and a maturity date of May 1, 2004. A premium of $13 million was paid as part of the tender offer.

Other Income (Expense), net

Other income (expense), net consisted of the following:

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     Dividend and interest income          $        14      $         8
                     Equity in net losses of affiliates            (18)             (20)
                     Net losses from investments                     -              (10)
                     Amortization of debt costs                     (7)              (8)
                     Losses from disposal of PPE                    (1)              (1)
                     Royalties                                       3                3
                     Litigation settlement                         (50)               -
                     Other, net                                     (2)              (3)
                     ------------------------------------------------------------------------

                     Total                                 $       (61)     $       (31)
                                                           ----------------------------------


Equity in net losses of affiliates was driven by the PCS Group's investment in Virgin Mobile in the 2003 first quarter and by the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) in the 2002 first quarter. Net losses from investments in the 2002 first quarter mainly include the write-down of the investment in Intelig Telecommunicacoes Ltda. (Intelig).

In the first quarter of 2003, Sprint recorded a $50 million charge to settle shareholder litigation. See Note 12 for additional information.

Beginning in January 2002, Call-Net began making a royalty payment of 2.5% of revenues to Sprint. Currently, this is approximately $3 million per quarter.

Income Taxes

See Note 4 of Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

Discontinued Operation, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 first quarter, Sprint recognized a pretax gain of $2.13 billion, $1.31 billion after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements.

Cumulative Effect of Change in Accounting Principle, Net

In the 2003 first quarter, Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS No. 143, the FON Group recorded a reduction in the local division's depreciation reserves to remove previously accrued costs of removal. Historically, the local division accrued costs of removal in its depreciable rate, a practice consistent with regulatory requirements and others in the industry. These costs of removal do not meet the standard's definition of an asset retirement obligation liability. This one-time benefit of approximately $420 million resulted in a cumulative effect of change in accounting principle credit in the Consolidated Statements of Operations of $258 million.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                                                           ----------------------------------
                                                              March 31,       December 31,
                                                                 2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     24,893     $     23,539
                     PCS Group                                   22,626           23,022
                     Intergroup eliminations                     (2,754)          (1,268)
                     ------------------------------------------------------------------------

                     Consolidated assets                   $     44,765     $     45,293
                                                           ----------------------------------

Sprint's consolidated assets decreased $528 million in the 2003 first quarter. Cash and equivalents increased $1,060 million due to improved operating cash flows, reduced capital expenditures, and the sale of Sprint's directory publishing business to R.H. Donnelley in the 2003 first quarter. Net property, plant, and equipment decreased $292 million. Capital expenditures were more than offset by depreciation expense and the 2003 first quarter asset impairment. The remaining significant change within consolidated assets includes the $1.1 billion tender offers and prepayment of $455 million related to the global markets division's borrowings, which together reduced external debt by $1.56 billion.

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

Operating Activities

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $       772      $       411
                     PCS Group                                     286              164
                     ------------------------------------------------------------------------

                     Cash flows provided by operating
                        activities                         $     1,058      $       575
                                                           ----------------------------------

Cash flow from operations increased $483 million in the first quarter of 2003 from the same 2002 period. This increase was driven primarily by the PCS Group's improvement in cash from operations. Additionally, the FON

Group had an improvement in its use of working capital related to a receipt in the 2002 second quarter of tax refunds carried as a receivable in the 2002 first quarter. This was partially offset by the PCS Group's increased use of working capital related to a decrease in accounts payable.

Investing Activities

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $      (357)     $      (548)
                     PCS Group                                    (199)            (603)
                     ------------------------------------------------------------------------

                     Cash flows used by
                        investing activities               $      (556)     $    (1,151)
                                                           ----------------------------------


The FON Group's capital expenditures totaled $360 million in the 2003 first quarter and $543 million in the same 2002 period. Global markets division capital expenditures were incurred mainly to enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services, convert our network from circuit to packet switching, and continue the build-out of high-speed DSL services.

PCS Group capital expenditures were $187 million in the 2003 first quarter and $603 million in the same 2002 period. Capital expenditures in both years were incurred to increase capacity and expand coverage. Lower capital spending in the 2003 first quarter was due to reprioritization efforts initiated late last year to re-focus capital spending on markets with greater impacts. Despite lower capital spending, PCS has experienced strong improvements in network performance since the deployment of 1x technology. The first quarter of 2002 capital expenditures also include the deployment of 3G technology, which was launched nationwide in the 2002 third quarter.

Financing Activities

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $    (1,633)     $       377
                     PCS Group                                     (24)           1,992
                     ------------------------------------------------------------------------

                     Cash flows provided (used) by
                        financing activities               $    (1,657)     $     2,369
                                                           ----------------------------------


Financing activities include a debt reduction of $1.6 billion in the 2003 first quarter compared to an increase of $2.5 billion in the same 2002 period. The debt reduction in the 2003 first quarter is mainly due to the March 2003 tender for the 2003 and 2004 senior notes and the prepayment of the global markets division accounts receivable asset securitization facility.

Sprint paid cash dividends of $114 million in both the 2003 and 2002 year-to-date periods.

Capital Requirements

Sprint's 2003 investing activities, mainly consisting of capital expenditures, are expected to total approximately $4.1 billion. FON Group capital expenditures are expected to be approximately $2.0 billion. PCS Group capital expenditures are expected to be approximately $2.1 billion. Sprint continues to review capital expenditures and will adjust capital investment in concert with growth. Dividend payments are expected to approximate $463 million in 2003. Sprint expects these capital requirements and dividend payments to be funded by Sprint's $2.1 billion cash balance at March 31, 2003, existing financing agreements, and expected 2003 cash flow from operations.

Liquidity

In recent years, Sprint has used the long-term bond market as well as other financial markets to fund its needs. As a result of its improved liquidity position, Sprint currently does not expect to borrow funds through the capital markets in 2003 to fund capital expenditures and operating and working capital requirements.

In January 2003, Sprint closed on the $2.23 billion cash sale of its directory publishing business to R.H. Donnelley.

Sprint has a revolving credit facility with a syndicate of banks totaling $1.5 billion which expires in August 2003. The $1.5 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had standby letters of credit serving as a backup to various obligations of approximately $125 million as of March 31, 2003.

Sprint has a PCS Group accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility is a three-year program subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $210 million was available as of March 31, 2003.

Sprint has a global markets division accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility is a three-year program subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of March 31, 2003, Sprint had more than $470 million total funding available under the facility, and these funds are available to be redrawn at any time.

The undrawn loan facilities described above have interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on our credit ratings.

Debt maturities for the remainder of 2003 total approximately $965 million. Sprint's $2.1 billion cash balance at March 31, 2003, existing financing agreements, and expected 2003 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $5.1 billion at March 31, 2003 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Sprint completed its tender offers to repurchase senior notes in March 2003 in the amount of $1.1 billion. Sprint continually evaluates various factors and, as a result, may repurchase additional debt in the future.

Fitch Ratings (Fitch) currently rates Sprint's long-term senior unsecured debt at BBB with a stable outlook. Standard and Poor's Corporate Ratings (Standard and Poor's) currently rates Sprint's long-term senior unsecured debt at BBB-with a stable outlook. Moody's Investors Service (Moody's) currently rates Sprint's long-term senior unsecured debt at Baa3 with a negative outlook.

Sprint's ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the bank, term-debt and equity markets. There is significant volatility in the markets at this time caused by the economic downturn, recent business failures and reduced confidence in the financial accounting process. Sprint continues to monitor the markets closely and to take steps to maintain as much financial flexibility as possible, while maintaining a reasonable capital structure cost. Sprint currently does not intend to access the markets other than extending, replacing or renewing current credit arrangements.

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

Interest Rate Risk Management

Fair Value Hedges

Sprint  enters  into  interest  rate swap  agreements  to  minimize  exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of March 31, 2003, Sprint had no outstanding fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of March 31, 2003, Sprint had no outstanding interest rate cash flow hedges.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at March 31, 2003 or results of operations or cash flows for the quarter ended March 31, 2003. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 93% of Sprint's debt at March 31, 2003 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable-rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual impact of $10 million pre-tax on the statements of operations and cash flows at March 31, 2003. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decline in market interest rates would cause a $421 million increase in fair market value of its debt to $18.0 billion. This analysis excludes Sprint's equity unit notes.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $2 million at March 31, 2003. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

                                                                         PART I.
                                                                         Item 4

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of this Form 10-Q and within 90 days before the filing of the report, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to conduct a review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, members of the financial accounting and legal departments, and Sprint's independent auditors to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective and enabled Sprint to disclose all material financial and non-financial information affecting its businesses. No significant changes were made in Sprint's internal controls or in other factors that could significantly affect those controls after the date of the evaluation.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

          On March 19, 2003, counsel for plaintiffs and defendants announced a settlement, subject to court approval, of the derivative action filed by The Amalgamated Bank, an institutional stockholder, which was reported in Sprint's 2002 Form 10-K. The settlement does not reflect any admission of liability by the defendants and there has been no finding of any liability by the defendants. The settlement includes the adoption of certain enhancements to Sprint's corporate governance policies and practices; an agreement by Board members and certain former senior executives to certain restrictions on options, or any stock obtained through the exercise of options, accelerated by stockholder approval of the WorldCom merger; and the payment of plaintiff's attorneys' fees in the form of 250,000 FON shares and 500,000 PCS shares. Sprint has reserved $5 million for the payment of these attorney's fees in the 2003 first quarter in other income (expense), net.

          Also on March 19, 2003, as part of the same negotiations, plaintiffs and defendants announced a settlement, subject to court approval, of the securities class action filed by The New England Health Care Employees Pension Fund, an institutional stockholder, and two other stockholders, which was reported in Sprint's 2002 Form 10-K. The settlement does not reflect any admission of liability by defendants, and there has been no finding of any violation or liability by defendants. The settlement provides for the payment to the plaintiff class of a total of $50 million.

          Sprint has reserved $45 million for the settlement of the securities class action in the 2003 first quarter in other income (expense), net. This reserve is net of insurance coverage that is undisputed by insurance carriers. Sprint expects further amounts will be reimbursed by insurance carriers and is currently in negotiations about this claim coverage.

Item 2.  Changes in Securities

         Articles Amendment

          All of the outstanding shares of Preferred Stock-Fifth Series were repurchased on March 14, 2003. Following the repurchase and retirement of the shares of Preferred Stock-Fifth Series, Sprint filed a Certificate of Retirement with the Kansas Secretary of State on March 25, 2003. This amended Sprint's Articles of Incorporation to eliminate all reference to the Preferred Stock-Fifth Series. The 95 shares were added back to shares of preferred stock authorized and available for issuance.

         Shareholder Rights Plan Amendment

          On March 12, 2003, the Sprint Board of Directors approved an amendment to the Amended and Restated Rights Agreement between Sprint and UMB Bank, n.a., as Rights Agent, adding a provision requiring the Nominating and Corporate Governance Committee of the Sprint Board to review the Rights Agreement at least every three years in order to consider whether maintenance of the Rights Agreement continues to be in the best interests of Sprint and its shareholders.

         Sale of Unregistered Equity Securities

          In March, 2003, Sprint issued to certain of its executive officers an aggregate of 1,202,750 restricted stock units relating to shares of FON Stock and an aggregate of 1,202,750 restricted stock units relating to shares of PCS Stock. Included in these restricted stock units were 799,300 restricted stock units relating to shares of FON Stock and 799,300 restricted stock units relating to shares of PCS Stock issued to Gary Forsee, Sprint's new Chief Executive Officer, under his employment contract. The other restricted stock units were granted to executive officers as part of their long-term incentive compensation. Each restricted stock unit represents the right to one share of common stock once the unit vests. The restricted stock units also include dividend equivalent rights, which means that, when Sprint pays a dividend on the stock represented by the units, the grantee of the units is entitled to additional shares of the stock when the units vest. The units vest at various times beginning in 2004 and ending in 2008.

          Neither the units nor the common stock issuable once the units vest were registered under the Securities Act of 1933. The issuance of the restricted stock units was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering. Sprint may in the future register the resale of the shares of stock to be received by the executive officers once the units vest.

Item 3.  Defaults Upon Senior Securities

          There were no reportable events during the quarter ended March 31, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

          There were no reportable events during the quarter ended March 31, 2003.

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

          Sprint's ratio of earnings to fixed charges was 1.32 in the 2003 first quarter and 1.36 in the 2002 first quarter. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income or loss from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

         New Director

          In May 2003, the Sprint Board of Directors elected Michael M. Sears, executive vice president, office of the chairman and chief financial officer of the Boeing Company, as a director of Sprint replacing Ronald T. LeMay, who resigned in April 2003. William T. Esrey resigned as a director of Sprint in May 2003.


         New Officers

          At its May 2003 meeting, the Sprint Board of Directors elected the following new executive officers:

               Gary D. Forsee, Sprint's chief executive officer, was elected as chairman of the Board.

               Howard  E.  Janzen,   formerly  chairman,   president  and  chief
               executive  officer  of  Williams   Communications,   was  elected
               president of the global markets division.

               Bruce N. Hawthorne, formerly a partner at the law firm of King & Spalding, was elected executive vice president and chief staff officer.

               Michael W. Stout, formerly vice president and chief technology and information officer at GE Capital, was elected executive vice president-chief information officer.

               William K. White, who has held various positions in Sprint's corporate communications department since 1993, was elected interim senior vice president-communications and brand management.


          The Board of Directors had elected the following executive officers in April 2003:

               Thomas A. Gerke, who had held various positions at Sprint, primarily in the legal department, since 1994, was elected as executive vice president-general counsel.

               James G. Kissinger, who had held various positions in Sprint's human resources department since 1984, was elected senior vice president-human resources.

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

               (c) Amended and Restated Rights Agreement dated as of November 23, 1998, between Sprint Corporation and UMB Bank, n.a. (filed as
               Exhibit 4.1 to Amendment No. 1 to Sprint Corporation's Registration Statement on Form 8-A relating to Sprint's PCS Group Rights, filed November 25, 1998, and incorporated herein by reference).

               (d) Amendment dated March 28, 2003, to Amended and Restated Rights Agreement between the Registrant and UMB, n.a., as Rights Agent (filed as Exhibit 4.2 to Amendment No. 3 to Sprint
               Corporation's Registration Statement on Form 8-A relating to Sprint's PCS Group Rights, filed April 2, 2003 and incorporated herein by reference).

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

               (f) Tracking Stock Policies of Sprint Corporation, as amended (filed as Exhibit 4(c) to Sprint Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

          (10) Executive Compensation Plans and Arrangements:

               (a) 1990  Restricted  Stock  Plan,  as amended  (filed as Exhibit
               (10)(g) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

               (b) 1990 Stock Option Plan, as amended (filed as Exhibit (10)(f) to Sprint Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

               (c) Employment Agreement dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee.

               (d) Letter Agreement dated April 9, 2003 and Separation Agreement dated as of April 9, 2003 by and among Sprint Corporation, Sprint/United Management Company and Ronald T. LeMay.

               (e) Form of Indemnification Agreements between Sprint Corporation and its Directors and Officers.

               (f) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

          (12) Computation of Ratios of Earnings to Fixed Charges

          (99)(a) Statement of Sprint Corporation's Chief Executive Officer in compliance with 18 U.S.C. ss.1350 as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

          (99)(b) Statement of Sprint Corporation's Chief Financial Officer in compliance with 18 U.S.C. ss.1350 as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

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

          Sprint filed a Current Report on Form 8-K dated March 7, 2003, in which it reported that Sprint's Chief Executive Officer and Chief Financial Officer filed with the Securities and Exchange Commission statements in compliance with 18 U.S.C. ss.1350 as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 with respect to Sprint Corporation's 2002 Form 10-K.

          Sprint filed a Current Report on Form 8-K dated March 18, 2003 in which it reported that it had announced that Gary D. Forsee, formerly Vice Chairman of BellSouth Corporation, would become Chief Executive Officer of Sprint and a member of its board of directors effective March 19, 2003.

          Sprint filed a Current Report on Form 8-K dated March 19, 2003 in which it reported that it had announced a settlement, subject to court approval, of the securities class-action and derivative lawsuits related to the failed merger with WorldCom.

          Sprint filed a Current Report on Form 8-K dated April 21, 2003, in which it reported that it had announced first quarter 2003 results. The news release regarding first quarter 2003 results, which was furnished as an exhibit to the Current Report, included the following financial information:

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures Sprint Corporation FON Group - Local Division Selected Information Sprint Corporation PCS Group Net Customer Additions

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


Dated:  May 14, 2003

CERTIFICATIONS

I, Gary D. Forsee, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sprint Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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




Date:  May 12, 2003


                                            /s/ Gary D. Forsee
                                            ------------------------------------
                                            Gary D. Forsee
                                            Chief Executive Officer

CERTIFICATIONS

I, Robert J. Dellinger, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sprint Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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




Date:  May 12, 2003


                                            /s/ Robert J. Dellinger
                                            ------------------------------------
                                            Robert J. Dellinger
                                            Executive Vice President
                                            and Chief Financial Officer