Form 10-Q
period 2003-06-30
SPRINT CORP
filed 2003-08-12
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003
                                --------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    --------------------------
Commission file number              1-04721
                        --------------------------------------------------------
                               SPRINT CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 KANSAS                               48-0457967
--------------------------------------- ----------------------------------------
        (State or other jurisdiction of            (IRS Employer
        incorporation or organization)           Identification No.)


                P.O. Box 7997, Shawnee Mission, Kansas 66207-0997
--------------------------------------- ----------------------------------------
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

Yes    X          No
   ----------       ----------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X          No
   ----------       ----------
                                     COMMON SHARES OUTSTANDING AT JULY 31, 2003:
                                         FON COMMON STOCK     903,168,126
                                         PCS COMMON STOCK:
                                          Series 1            813,568,852
                                          Series 2            220,895,330
                                         CLASS A COMMON STOCK  43,118,018


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             5
                      Consolidated Balance Sheets                                                        9
                      Consolidated Statements of Cash Flows                                              13
                      Consolidated Statement of Shareholders' Equity                                     15
                      Condensed Notes to Consolidated Financial Statements                               17

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            34

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         53

             Item 4.  Controls and Procedures                                                            54

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  55

             Item 2.  Changes in Securities                                                              55

             Item 3.  Defaults Upon Senior Securities                                                    56

             Item 4.  Submission of Matters to a Vote of Security Holders                                56

             Item 5.  Other Information                                                                  57

             Item 6.  Exhibits and Reports on Form 8-K                                                   57

Signature                                                                                                60


                                                                                                                             Part I.
                                                                                                                             Item 1.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended June 30,                                                                  2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,463     $       6,703
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        2,893             3,081
   Selling, general and administrative                                                   1,600             1,752
   Depreciation                                                                          1,252             1,198
   Amortization                                                                              -                 2
   Restructuring and asset impairments                                                     348                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              6,093             6,033
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income                                                                           370               670

Interest expense                                                                          (351)             (386)
Intergroup interest charge                                                                   -                 -
Other income (expense), net                                                                (21)             (277)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                      (2)                7
Income tax (expense) benefit                                                                 -              (113)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                    (2)             (106)
Discontinued operation, net                                                                  9                38
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                            7               (68)

Preferred stock dividends (paid) received                                                   (1)               (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $          6     $         (70)
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

Basic weighted average common shares



DIVIDENDS PER COMMON SHARE

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).









   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (163)     $       (154)        $       3,530     $      3,839         $      3,096     $       3,018
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (163)             (154)                1,535            1,800                1,521             1,435
           (10)               (8)                  903              941                  707               819
             -                 -                   635              657                  617               541
             -                 -                     -                -                    -                 2
             -                 -                   348                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (173)             (162)                3,421            3,398                2,845             2,797
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            10                 8                   109              441                  251               221

             -                 -                   (65)             (78)                (286)             (308)
             -                 -                    98               92                  (98)              (92)
           (10)               (8)                    4             (200)                 (15)              (69)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                   146              255                 (148)             (248)
             -                 -                   (56)            (191)                  56                78
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    90               64                  (92)             (170)
             -                 -                     9               38                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    99              102                  (92)             (170)

             -                 -                     2                1                   (3)               (3)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $         101     $        103         $        (95)    $        (173)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



                                         $        0.10     $       0.07         $      (0.09)    $       (0.17)
                                                  0.01             0.05                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        0.11     $       0.12         $      (0.09)    $       (0.17)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 901.7            893.4               1,024.3           1,013.9
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.10     $       0.07         $      (0.09)    $       (0.17)
                                                  0.01             0.05                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        0.11     $       0.12         $      (0.09)    $       (0.17)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 899.9            891.1               1,024.3           1,013.9
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $       0.125     $      0.125         $          -     $            -
                                         --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Year-to-Date June 30,                                                                    2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net Operating Revenues                                                            $     12,802     $      13,340
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        5,732             6,251
   Selling, general and administrative                                                   3,250             3,507
   Depreciation                                                                          2,488             2,368
   Amortization                                                                              -                 3
   Restructuring and asset impairments                                                     358                23
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                             11,828            12,152
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    974             1,188

Interest expense                                                                          (717)             (699)
Intergroup interest charge                                                                   -                 -
Premium on early retirement of debt                                                        (19)                -
Other expense, net                                                                         (82)             (308)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                     156               181
Income tax benefit (expense)                                                               (61)             (187)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                    95                (6)
Discontinued operation, net                                                              1,322                78
Cumulative effect of change in
   accounting principles, net                                                              258                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                        1,675                72

Preferred stock dividends (paid) received                                                   (3)               (4)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $      1,672     $          68
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

Basic weighted average common shares



DIVIDENDS PER COMMON SHARE

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
$         (352)     $       (269)        $       7,111     $      7,743         $      6,043     $       5,866
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (352)             (269)                3,115            3,682                2,969             2,838
           (20)              (16)                1,822            1,922                1,448             1,601
             -                 -                 1,263            1,301                1,225             1,067
             -                 -                     -                -                    -                 3
             -                 -                   348                -                   10                23
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (372)             (285)                6,548            6,905                5,652             5,532
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            20                16                   563              838                  391               334

             -                 -                  (130)            (157)                (587)             (542)
             -                 -                   180              173                 (180)             (173)
             -                 -                   (19)               -                    -
           (20)              (16)                    -             (198)                 (62)              (94)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                   594              656                 (438)             (475)
             -                 -                  (225)            (346)                 164               159
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   369              310                 (274)             (316)
             -                 -                 1,322               78                    -                 -

             -                 -                   258                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                 1,949              388                 (274)             (316)

             -                 -                     4                3                   (7)               (7)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $       1,953     $        391         $       (281)    $        (323)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



                                         $        0.41     $       0.35         $     (0.27)     $      (0.32)
                                                  1.47             0.09                   -                 -
                                                  0.29                -                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        2.17     $       0.44         $     (0.27)     $      (0.32)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 900.2            892.9             1,023.2           1,011.9
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.41     $       0.35         $     (0.27)     $      (0.32)
                                                  1.47             0.09                   -                 -
                                                  0.29                -                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        2.17     $       0.44         $     (0.27)     $      (0.32)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 898.2            890.4             1,023.2           1,011.9
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $        0.25     $       0.25         $         -      $          -
                                         --- ------------- -- -------------     -- ------------- --- -------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Quarters Ended June 30,                                                                  2003              2002
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $         7      $        (68)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                         41               (24)
   Income tax benefit (expense)                                                           (15)                7
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on securities
   during the period                                                                       26               (17)

   Reclassification adjustment for gains on securities
     included in net income (loss)                                                         (2)               (1)
   Income tax benefit                                                                       1                 -
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income                                                                  (1)               (1)

Foreign currency translation adjustments                                                   (3)                6

   Unrealized gains (losses) on qualifying cash flow hedges                               (28)               20
   Income tax benefit (expense)                                                            11                (8)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on qualifying
   cash flow hedges during the period                                                     (17)               12
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                     5                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $        12      $        (68)
                                                                                  -- ------------- --- -------------





























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $         99      $       102          $       (92)     $       (170)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                   41              (24)                   -                 -
             -                 -                  (15)               7                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   26              (17)                   -                 -


             -                 -                   (2)              (1)                   -                 -
             -                 -                    1                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (1)              (1)                   -                 -

             -                 -                   (3)               -                    -                 6

             -                 -                  (28)              20                    -                 -
             -                 -                   11               (8)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (17)              12                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    5               (6)                   -                 6
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        104      $        96          $       (92)     $       (164)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                    Consolidated
--------------------------------------------- ----------------- ----------------- -- -------------------------------
Year-to-Date June 30,                                                                    2003              2002
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $     1,675      $         72
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                         40               (30)
   Income tax benefit (expense)                                                           (15)               12
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on securities
   during the period                                                                       25               (18)

   Reclassification adjustment for gains on securities
     included in net income (loss)                                                         (3)               (1)
   Income tax benefit                                                                       2                 -
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Reclassifications adjustment for gains included in
   net income (loss)                                                                       (1)               (1)

Foreign currency translation adjustments                                                   (1)                3

   Unrealized gains (losses) on qualifying
     cash flow hedges                                                                     (30)               28
   Income tax benefit (expense)                                                            12                (6)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized gains (losses) on qualifying
   cash flow hedges                                                                       (18)               22
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income                                                            5                 6
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income                                                              $     1,680      $         78
                                                                                  -- ------------- --- -------------



























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).









   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $      1,949      $       388          $      (274)     $       (316)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                   40              (30)                   -                 -
             -                 -                  (15)              12                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   25              (18)                   -                 -


             -                 -                   (3)              (1)                   -                 -
             -                 -                    2                -                    -                 -
----- ------------- --- ------------- -- --- ------------- -- ------------- --- -- ------------- --- -------------

             -                 -                   (1)              (1)                   -                 -

             -                 -                   (1)              (2)                   -                 5


             -                 -                  (30)              28                    -                 -
             -                 -                   12               (6)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (18)              22                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    5                1                    -                 5
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $      1,954      $       389          $      (274)     $       (311)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,       December 31,
                                                                                            2003             2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $        2,739    $        1,035
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $320 and $414                                                                         2,902             2,951
       Inventories                                                                                654               682
       Deferred tax asset                                                                          10               806
       Current tax benefit receivable from the FON Group                                            -                 -
       Prepaid expenses                                                                           351               360
       Intergroup receivable                                                                        -                 -
       Other                                                                                      220               244
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,876             6,078

     Assets of discontinued operation                                                               -               391

     Property, plant and equipment
       FON Group                                                                               35,114            35,055
       PCS Group                                                                               17,819            16,978
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     52,933            52,033
       Accumulated depreciation                                                               (25,146)          (23,288)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       27,787            28,745

     Investments in and advances to affiliates                                                     45                73

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       4,618             4,620
        Other intangibles                                                                          29                26
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       9,048             9,047
        Accumulated amortization                                                                   (3)               (2)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         9,045             9,045

     Other assets                                                                                 891               961
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       44,644    $       45,293
                                                                                      -----------------------------------




















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
       June 30,        December 31,           June 30,       December 31,           June 30,        December 31,
         2003              2002                 2003             2002                 2003              2002
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $     1,742      $       641          $        997      $        394

             -                 -                1,567            1,650                 1,335             1,301
             -                 -                  221              219                   433               463
             -                 -                   10               42                     -               764
          (375)                -                    -                -                   375                 -
             -                 -                  173              215                   178               145
          (601)             (536)                 601              536                     -                 -
             -                 -                  117              114                   103               130
-------------------------------------   -----------------------------------    -----------------------------------
          (976)             (536)               4,431            3,417                 3,421             3,197

             -                 -                    -              391                     -                 -


             -                 -               35,114           35,055                     -                 -
             -                 -                    -                -                17,819            16,978
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               35,114           35,055                17,819            16,978
           (48)              (46)             (18,675)         (18,161)               (6,423)           (5,081)
-------------------------------------   -----------------------------------    -----------------------------------
           (48)              (46)              16,439           16,894                11,396            11,897

          (279)             (280)                 252              252                    72               101


             -                 -                   27               27                 4,374             4,374
             -                 -                1,521            1,520                 3,097             3,100
             -                 -                   26               24                     3                 2
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,574            1,571                 7,474             7,476
             -                 -                   (3)              (2)                    -                 -
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                1,571            1,569                 7,474             7,476

             -                 -                  560              610                   331               351
-------------------------------------   -----------------------------------    -----------------------------------


   $    (1,303)      $      (862)         $    23,253      $    23,133          $     22,694      $     23,022
-------------------------------------   -----------------------------------    -----------------------------------



CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,        December 31,
                                                                                            2003              2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $       1,330    $       1,887
       Current maturities of intergroup debt                                                        -                -
       Accounts payable                                                                         1,964            2,151
       Accrued interconnection costs                                                              563              626
       Accrued taxes                                                                              402              358
       Advance billings                                                                           559              510
       Accrued restructuring costs                                                                185              277
       Payroll and employee benefits                                                              534              579
       Accrued interest                                                                           394              416
       Intergroup payable                                                                           -                -
       Other                                                                                    1,044            1,004
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                6,975            7,808

     Liabilities of discontinued operation
        Current tax benefit payable to the PCS Group                                                -               -
        Other                                                                                       -              299

     Noncurrent liabilities
       Long-term debt and capital lease obligations                                            17,107           18,405
       Intergroup debt                                                                              -                -
       Equity unit notes                                                                        1,725            1,725
       Deferred income taxes                                                                    2,039            2,025
       Postretirement and other benefit obligations                                             1,779            1,712
       Other                                                                                      932              769
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            23,582           24,636

     Redeemable preferred stock                                                                   247              256

     Shareholders' equity
       Common stock
         Class A FT, par value $0.00 per share and $0.50 per share, 100.0 shares
            authorized, 43.1 shares issued and outstanding                                          -               22
         FON, par value $2.00 per share, 4,200.0 shares authorized, 901.4 and 895.1
            shares issued and outstanding                                                       1,803            1,790
         PCS, par value $1.00 per share, 4,600.0 shares authorized, 1,025.7 and
            999.8 shares issued and outstanding                                                 1,026            1,000
       Capital in excess of par or stated value                                                10,004            9,931
       Retained earnings                                                                        1,703              252
       Accumulated other comprehensive loss                                                      (696)            (701)
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,840           12,294
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      44,644    $      45,293
                                                                                      -----------------------------------










                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
       June 30,       December 31,           June 30,        December 31,           June 30,       December 31,
         2003             2002                 2003              2002                 2003             2002
------------------------------------    -----------------------------------   -----------------------------------
      (Unaudited)                           (Unaudited)                            (Unaudited)


   $         -      $         -          $       353       $     1,234          $       977      $        653
             -                -               (1,076)                -                1,076                 -
             -                -                  777               808                1,187             1,343
             -                -                  551               614                   12                12
           (25)               -                  291               122                  136               236
             -                -                  230               232                  329               278
             -                -                  181               251                    4                26
             -                -                  441               488                   93                91
             -                -                   84               116                  310               300
          (601)            (536)                   -                 -                  601               536
           (48)             (46)                 562               545                  530               505
------------------------------------    -----------------------------------   -----------------------------------
          (674)            (582)               2,394             4,410                5,255             3,980


          (350)               -                  350                 -                    -                 -
             -                -                    -               299                    -                 -


             -                -                2,868             3,142               14,239            15,263
             -                -                    -              (406)                   -               406
             -                -                    -                 -                1,725             1,725
             -                -                1,884             1,825                  155               200
             -                -                1,744             1,677                   35                35
             -                -                  398               362                  534               407
------------------------------------    -----------------------------------   -----------------------------------
             -                -                6,894             6,600               16,688            18,036

          (279)            (280)                   -                10                  526               526




             -               22                    -                 -                    -                 -

         1,803            1,790                    -                 -                    -                 -

         1,026            1,000                    -                 -                    -                 -
        10,004            9,931                    -                 -                    -                 -
         1,703              252                    -                 -                    -                 -
          (696)            (701)                   -                 -                    -                 -
       (13,840)         (12,294)              13,615            11,814                  225               480
------------------------------------    -----------------------------------   -----------------------------------

             -                -                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $    (1,303)     $      (862)         $    23,253       $    23,133          $    22,694      $     23,022
------------------------------------    -----------------------------------   -----------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                  Sprint Corporation
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------------------------
Year-to-Date June 30,                                                                      2003             2002
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $      1,675     $         72
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Discontinued operation, net                                                            (1,322)             (78)
     Cumulative effect of change in accounting principle, net                                 (258)               -
     Equity in net losses of affiliates                                                         28              102
     Depreciation and amortization                                                           2,488            2,371
     Deferred income taxes                                                                     644              628
     Net losses on write-down of assets                                                        347              254
     Changes in assets and liabilities:
         Accounts receivable, net                                                               49               76
         Inventories and other current assets                                                 (288)            (123)
         Accounts payable and other current liabilities                                       (729)            (622)
         Current tax benefit receivable from the FON Group                                       -                -
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                                234               11
     Other, net                                                                                100               25
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities of continuing operations                           2,968            2,716
------------------------------------------------------------------------------------ --- ------------- -- -------------


Investing Activities

Capital expenditures                                                                        (1,492)          (2,509)
Investments in and loans to other affiliates, net                                              (12)              12
Net proceeds from sales of assets                                                               77               60
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                              (1,427)          (2,437)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------


Financing Activities

Proceeds from debt                                                                              44            5,980
Payments on debt                                                                            (1,903)          (5,777)
Dividends paid                                                                                (228)            (226)
Intergroup advances, net                                                                         -                -
Other, net                                                                                      19               14
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided (used) by financing activities of continuing operations                   (2,068)              (9)
------------------------------------------------------------------------------------ --- ------------- -- -------------

------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                            2,231               65
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                  1,704              335
Cash and Equivalents at Beginning of Period                                                  1,035              313
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,739     $        648
                                                                                     --- ------------- -- -------------








                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $     1,949      $       388          $      (274)      $      (316)


             -                 -               (1,322)             (78)                   -                 -
             -                 -                 (258)               -                    -                 -
             -                 -                   (1)              14                   29                88
             -                 -                1,263            1,301                1,225             1,070
             -                 -                  (75)             247                  719               381
             -                 -                  337              253                   10                 1

             -                 -                   83              192                  (34)             (116)
           375                 -                   38             (106)                (701)              (17)
          (375)              (20)                (184)            (774)                (170)              172
             -                20                    -                -                    -               (20)
             -                 -                  (38)             157                   38              (157)
             -                 -                  102              (17)                 132                28
             -                 -                   60              (12)                  40                37
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                1,954            1,565                1,014             1,151
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




             -                 -                 (772)          (1,081)                (720)           (1,428)
             -                 -                    -              (26)                 (12)               38
             -                 -                   77               60                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                 (695)          (1,047)                (732)           (1,390)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                                                                --



             -                 -                   44            1,244                    -             4,736
             -                 -               (1,873)          (1,781)                 (30)           (3,996)
             -                 -                 (221)            (219)                  (7)               (7)
             -                 -                    -              158                    -              (158)
             -                 -                   11              (73)                   8                87
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -               (2,039)            (671)                 (29)              662
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                1,881               65                  350                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                1,101              (88)                 603               423
             -                 -                  641              134                  394               179
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $     1,742      $        46          $       997       $       602
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                 Sprint Corporation
(millions)
Year-to-date June 30, 2003
----------------------------------------------------------------------------------------------------------------
                                                                                                   Capital in
                                                                     FON              PCS          Excess of
                                                  Class A FT        Common           Common      Par or Stated
                                                 Common Stock       Stock            Stock           Value
----------------------------------------------------------------------------------------------------------------

Beginning 2003 balance                        $         22    $      1,790    $    1,000       $      9,931
Net income (loss)                                        -               -             -                  -
FON common stock dividends                               -               -             -                  -
PCS preferred stock dividends                            -               -             -                 (3)
Conversion of PCS common stock
   underlying Class A common stock                     (22)              -            22                  -
FON Series 1 common stock issued                         -              13             -                 62
PCS Series 1 common stock issued                         -               -             4                 14
Other, net                                               -               -             -                  -
----------------------------------------------------------------------------------------------------------------

June 2003 balance                             $          -    $      1,803    $    1,026       $     10,004
                                              ------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------------------------------------
Beginning 2003 balance                                43.1           895.1          999.8
FON Series 1 common stock issued                        -              6.3             -
PCS Series 1 common stock issued                        -               -             4.3
Conversion of Class A FT                                -               -            21.6
------------------------------------------------------------------------------------------------

June 2003 balance                                     43.1           901.4        1,025.7
                                              --------------------------------------------------
































                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







------------------------------------------------------------------------------------
                   Accumulated
                      Other
     Retained     Comprehensive    Consolidated   Combined Attributed Net Assets
     Earnings          Loss           Total     Sprint FON Group Sprint PCS Group
------------------------------------------------------------------------------------

$       252    $  (701)          $   12,294    $      11,814     $        480
      1,675          -                1,675            1,949             (274)
       (225)         -                 (225)            (225)               -
          -          -                   (3)               4               (7)

          -          -                    -                -                -
          -          -                   75               75                -
          -          -                   18                -               18
          1          5                    6               (2)               8
------------------------------------------------------------------------------------

$     1,703    $  (696)          $   13,840    $      13,615     $        225
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

Intergroup Transactions

The PCS Group uses the long distance operation of the FON Group as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Also included in these amounts are goods capitalized by the PCS Group. Charges to the PCS Group for these items totaled $163 million and $177 million in the 2003 and 2002 second quarters and $350 million and $325 million in the 2003 and 2002 year-to-date periods, respectively. The intercompany profit on capitalized charges totaled $2 million and $1 million in the 2003 and 2002 second quarters and $3 million and $4 million in the 2003 and 2002 year-to-date periods, respectively. The service charges less capitalized charges are included in the FON Group's net operating revenues and in the PCS Group's costs of services and products.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $2 million in the 2003 second quarter and $5 million in the year-to-date period. In the 2002 second quarter and year-to-date period, the PCS Group credited the FON Group for $22 million and $52 million, respectively. This credit was primarily related to proceedings initiated by the Federal Communications Commission (FCC) in 2001 to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers.

The FON Group charges the PCS Group a return on investment or capital carrying charge for the use of FON Group owned capital assets. Charges to the PCS Group for this item totaled $10 million and $8 million in the 2003 and 2002 second quarters and $20 million and $16 million in the 2003 and 2002 year-to-date periods, respectively. These amounts are included in the FON Group's other income and the PCS Group's operating expenses.

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

The FON Group provides facilities, information services and certain other services to the PCS Group. Charges to the PCS Group for these services totaled $148 million and $79 million in the 2003 and 2002 second quarters and $259 million and $135 million in the 2003 and 2002 year-to-date periods, respectively. This increase primarily reflects the transition of the PCS Group to shared facilities managed by the FON Group. Previously the PCS Group had separate facilities, and thus a direct cost. Also included in these amounts are charges that were capitalized by the PCS Group. These capitalized charges totaled $4 million and $3 million in the 2003 and 2002 second quarters and $9 million and $5 million in the 2003 and 2002 year-to-date periods, respectively. The service charges less capitalized charges are included in the PCS Group's operating expenses.

Costs for shared services totaled approximately $422 million and $129 million in the 2003 and 2002 second quarters and $542 million and $252 million in the 2003 and 2002 year-to-date periods, respectively. The percentage of these costs allocated to the PCS Group were approximately 51% and 29% in the 2003 and 2002 second quarters and 47% and 28% in the 2003 and 2002 year-to-date periods, respectively, with the balance allocated to the FON Group. The increase in total costs for shared services is driven by the consolidation of Sprint's Network, Information Technology, and Billing and Accounts Receivable organizations announced in the 2002 fourth quarter. Divisional direct costs for these services have dropped proportionately for these allocated shared services. The allocation of shared services may change at the discretion of Sprint's Board and does not require shareholder approval.

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

Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $98 million and $92 million in the 2003 and 2002 second quarters and $180 million and $173 million in the 2003 and 2002 year-to-date periods, respectively. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

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

--------------------------------------------------------------------------------
2.  Investments
--------------------------------------------------------------------------------

Investments in Securities

The cost of investments in marketable securities, which is included in "Other assets" on the balance sheets, was $140 million at the end of June 2003 and $95 million at December 31, 2002. Accumulated unrealized holding gains were $27 million, gross and $17 million, net of income taxes, at the end of June 2003. Comparatively, as of December 31, 2002, the accumulated unrealized holding losses were $20 million, gross and $12 million, net of income taxes, and accumulated unrealized holding gains were $10 million, gross and $6 million, net of income taxes, at year-end 2002. Both gains and losses are included in "Accumulated other comprehensive loss" in the Sprint Consolidated Balance Sheets.

During the 2003 second quarter, Sprint converted its remaining EarthLink preferred shares into 18 million common shares and sold 10.8 million shares to EarthLink, Inc. and in the open market for $66 million. Sprint recognized a $3 million loss on the sales. At the end of June 2003, Sprint held 18.9 million EarthLink common shares. These shares are hedged with variable prepaid forward contracts, maturing from November 2004 to November 2005.

Sprint's cost method investment in EarthLink preferred shares, which is also included in "Other assets" on the Consolidated Balance Sheet, was $116 million at the end of December 2002.

Investments in and Advances to Affiliates

At the end of June 2003, investments accounted for using the equity method consisted primarily of the PCS Group's $72 million investment in Virgin Mobile, U.S.A. At the end of June 2002, investments accounted for using the equity method consisted primarily of the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), SVC BidCo L.P., and Virgin Mobile, U.S.A. During 2002, the PCS Group's investment in BidCo was dissolved. In the third quarter of 2002, the PCS Group sold its investment in Pegaso to Telefonica Moviles.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Results of operations
   Net operating revenues                      $       184      $       192       $       347       $       384
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Operating loss                              $       (32)     $       (87)      $       (54)      $      (122)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Net loss                                    $       (19)     $      (248)      $       (51)      $      (381)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Equity in net losses of affiliates             $       (10)     $       (82)      $       (28)      $      (102)
                                              --- ------------- -- -------------- -- ------------- --- -------------

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

Sprint's network is primarily located on leased property. In the FON Group, a majority of the leased property has no requirement for remediation at retirement. The remainder of the FON Group's leased property and predominately all of the PCS Group's leased property do have remediation requirements. Sprint expects to maintain the property as a necessary component of infrastructure required to maintain FCC licensing. The history and patterns of Sprint's use, as well as that of our industry, support a low probability associated with lessor enforcement of their remediation rights. Based on these trends and our limited experience in performing remediation of sites, Sprint estimates the liability associated with the ultimate disposition of those requirements to be immaterial.

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


                                                                        Sprint FON Group
                                              ----------------------------------------------------------------------
                                                     Quarters Ended June 30,             Year-to-Date June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)

Net income, as reported                        $        99      $       102       $     1,949       $       388
Deduct:  Cumulative effect of change in
    accounting principle, net of related
    tax effects                                          -                -              (258)                -
Add:  Historically accrued cost of removal
    included in depreciation reserves, less
    cash removal expenses, net of related
    tax effects                                          -                3                 -                 6
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Pro forma net income                           $        99      $       105       $     1,691       $       394
                                              --- ------------- -- -------------- -- ------------- --- -------------

--------------------------------------------------------------------------------
4. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-date June 30, 2003                                        Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $         55      $        208       $      (153)
Effect of:
   State income taxes, net of federal income tax effect                  8                18               (10)
   Equity in losses of foreign joint ventures                            2                 2                 -
   Other, net                                                           (4)               (3)               (1)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $         61      $        225       $      (164)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                            39.1%              37.9%             37.4%
                                                              --- ------------- --- -------------- -- --------------


                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-date June 30, 2002                                        Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $         63      $        229       $      (166)
Effect of:
   State income taxes, net of federal income tax effect                 13                27               (14)
   Equity in losses of foreign joint ventures                           25                 1                24
   Write-down of cost-method investment                                 84                84                 -
   Other, net                                                            2                 5                (3)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $        187      $        346       $      (159)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                            103.3%             52.8%             33.5%
                                                              --- ------------- --- -------------- -- --------------

--------------------------------------------------------------------------------
5.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

Risk Management Policies

Sprint's derivative instruments include interest rate swaps, stock warrants, variable prepaid forward contracts, credit forward contracts, and foreign currency forward contracts. Sprint's derivative transactions are used principally for hedging purposes and comply with Board-approved policies. Senior finance management receives frequent status updates of all outstanding derivative positions.

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

Sprint enters into variable prepaid forward contracts which reduce the variability in expected cash flows related to a forecasted sale of the underlying equity securities held as available for sale. Sprint holds fair value hedges through credit forward contracts which hedge changes in fair value of certain debt issues.

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint's primary transaction exposure results from net payments made to overseas telecommunications companies for completing international calls made by Sprint's domestic customers. Forward contracts are used to offset the impact of foreign currency fluctuations of these payments.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. During the period ending June 30, 2003, Sprint held no interest rate swaps. Sprint held cash flow hedges in interest rate swaps in the period ending June 30, 2002.

Sprint recorded a $6 million pre-tax increase to other comprehensive income in the 2002 second quarter and a $12 million pre-tax increase in the 2002 year-to-date period resulting from gains on cash flow hedges. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative losses on stock warrants were immaterial in the 2003 second quarter and 2003 year-to-date period.

Sprint recorded net derivative losses in earnings of $1 million after tax for the 2002 second quarter and net derivative losses in earnings of $3 million after tax for the 2002 year-to-date period due to changes in the fair value of the stock warrants.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges.

Sprint recorded a $17 million after-tax decrease to other comprehensive income in the 2003 second quarter and an $18 million after tax decrease for the 2003 year-to-date period resulting from losses on these cash flow hedges. Sprint recorded a $9 million after-tax increase to other comprehensive income in the 2002 second quarter and a $10 million after tax increase for the 2002 year-to-date period. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" on the Consolidated Statements of Comprehensive Income (Loss).

Credit Forward Contracts

As there is high correlation between the credit forward contracts and the debt issues being hedged, fluctuations in the value of the credit forward contracts are generally offset by changes in the fair value of the debt issues. A nominal amount was recorded in the 2003 second quarter on this investment in Sprint's Consolidated Statements of Operations.

Foreign Currency Forward Contracts

Foreign currency forward contracts held during the period were not designated as hedges as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in all periods presented.

--------------------------------------------------------------------------------
6.  Restructuring and Asset Impairment
--------------------------------------------------------------------------------

Restructuring Activity

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business. Restructurings of other global markets division operations also occurred in the continuing effort to create a more efficient cost structure (Global Markets Web Hosting Wind-down). These decisions resulted in pre-tax charges of $348 million consisting of asset write-offs and severance costs associated with work force reductions. The charge for asset impairments was $337 million and the remaining $11 million was accrued for employee terminations. The severance charges are associated with the involuntary employee separation of approximately 750 employees. In connection with the wind-down of the web hosting business, Sprint will record additional charges for facility lease terminations, customer migration, employee termination, and other wind-down costs in subsequent periods. As of June 30, 2003, approximately 250 of the employee separations had been completed. Sprint expects the aggregate pre-tax charge to be approximately $400 million to $475 million. Sprint expects to pay the majority of severance and other exit costs in the next twelve months.

In the 2002 fourth quarter, Sprint announced a consolidation in its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as in other areas of the Company, in the ongoing effort to streamline operations and maintain a competitive cost structure (One Sprint Consolidation). These decisions resulted in a $146 million pre-tax charge consisting of severance costs associated with work force reductions totaling $58 million, and the remaining $88 million accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge is associated with the involuntary employee separation of approximately 2,100 employees. As of June 30, 2003, approximately 1,800 of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs by March 31, 2004.

In the 2002 fourth quarter, the PCS group announced it would reduce operating expenses through a work force reduction (PCS Consolidation). This action, which was undertaken to create a more competitive cost structure for the business, resulted in a $43 million pre-tax charge. The charge for severance costs totaled $25 million, and the remaining $18 million was accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge was associated with the involuntary employee separation of approximately 1,600 employees. As of December 31, 2002, substantially all of the employee separations had been completed. Sprint expects to pay the majority of the remaining severance and other exit costs by March 31, 2004.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions' web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that its global markets division would discontinue offering and internally supporting facilities-based Digital Subscriber Line (DSL) services to customers (collectively, the Global Markets Consolidation). These decisions resulted in a $202 million pre-tax charge. The charge for asset impairments was $142 million, severance costs totaled $22 million, and the remaining $38 million was accrued for other exit costs associated with the termination of real estate leases and other contractual obligations. The severance charge was associated with the involuntary employee separation of approximately 1,100 employees. As of September 30, 2002, substantially all of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs by the third quarter of 2003.

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units (PCS Customer Service Center Closures). These decisions resulted in a $23 million pre-tax charge. The charge for severance costs was $13 million with the remaining $10 million being for other exit costs, primarily for the termination of real estate leases. The severance charge was associated with the involuntary employee separation of approximately 2,600 employees. As of September 30, 2002, substantially all of the employee separations had been completed. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2002 first quarter. This analysis resulted in a reserve reduction of $6 million primarily associated with real estate lease terminations.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions (Sprint ION Termination). These decisions resulted in a $1,813 million pre-tax charge. The charge for asset impairments was $1,327 million, severance costs totaled $231 million, and the remaining $256 million was accrued for other exit costs including termination of supplier agreements, real estate leases, and other contractual obligations. The severance charge was associated with the involuntary employee separation of approximately 6,000 employees. As of September 30, 2002, substantially all of the employee separations had been completed. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in a reserve reduction in the third quarter of 2002 of $42 million primarily associated with exit costs and a $34 million reduction associated with the asset impairment charge. Sprint expects to pay the majority of the remaining severance costs by December 31, 2003.

In several of these restructuring events, the remaining other exit costs are primarily lease commitments which will be paid according to their terms.

This activity is summarized as follows:

----------------------------------------------------------------------------------------------------------------------

                                                                         2003 Activity
                                                            -----------------------------------------

                                                                 Total
                                            December 31,      Restructuring   Cash         Non-cash/       June 30,
                                           2002 Liability        Charge       Payments    Adjustments       2003
                                               Balance                                                    Liability
                                                                                                           Balance
----------------------------------------------------------------------------------------------------------------------
                                                                         (millions)
Restructuring Events - 2003
   Global Markets Web Hosting Wind-down
      Severance                         $         -         $     11       $      -     $     -       $      11

Restructuring Events - 2002
   One Sprint Consolidation
      Severance                                  58                -             28           -              30
      Other exit costs                           51                -              1           -              50
   PCS Consolidation
      Severance                                  22                -             16           -               6
      Other exit costs                           16                -              -          (3)             13
   Global Markets Consolidation
      Severance                                   8                -              7           -               1
      Other exit costs                           30                -              8           -              22
   PCS Customer Service Center Closures
      Other exit costs                            2                -              1           -               1

Restructuring Events - 2001
   Sprint ION Termination
      Severance                                  43                -             17           -              26
      Other exit costs                           47                -             13          (9)             25
----------------------------------------------------------------------------------------------------------------------

Total                                   $        277        $     11       $     91     $    (12)     $     185
                                        ------------------------------------------------------------------------------


Other Asset Impairments

In the 2003 first quarter, the PCS Group recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

--------------------------------------------------------------------------------
7.  Discontinued Operation
--------------------------------------------------------------------------------

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 second quarter, Sprint recognized a pretax gain of $14 million, $9 million after tax, primarily related to a working capital payment. The pretax gain recognized in the year-to-date period was $2.14 billion, $1.32 billion after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements. Summary financial information is as follows:

                                                                          June 30,        December 31,
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
                                                                      -- -------------- -- --------------


                                                                                Quarters Ended
                                                                                   June 30,
                                                                      -- -------------- -- --------------
                                                                             2003              2002
                  --------------------------------------------------- -- -------------- -- --------------
                                                                                  (millions)
                     Net operating revenues                           $         -       $       139
                                                                      -- -------------- -- --------------
                     Income before income taxes                       $         -       $        64
                                                                      -- -------------- -- --------------


                                                                                 Year-to-Date
                                                                                   June 30,
                                                                      -- -------------- -- --------------
                                                                             2003              2002
                  --------------------------------------------------- -- -------------- -- --------------
                                                                                  (millions)
                     Net operating revenues                           $         5       $       276
                                                                      -- -------------- -- --------------
                     Income before income taxes                       $         5       $       127
                                                                      -- -------------- -- --------------


At June 30, 2003, the FON Group had a current tax payable to the PCS Group related to the gain on the sale of the directory publishing business in the amount of $350 million for the tax allocation between the PCS Group and the FON Group under the tax sharing agreement.

--------------------------------------------------------------------------------
8.  Short-term Borrowings and Current Maturities of Long-term Debt
--------------------------------------------------------------------------------

In February 2003, Sprint prepaid the $455 million balance  outstanding  relating
to  the  global  markets  division  accounts  receivable  asset   securitization
facility. As of June 30, 2003, no amounts were drawn against the facility.

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

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. As of the 2003 second quarter, the allocated debt is reflected as current maturities of intergroup debt on the PCS balance sheet. See further discussion in Note 9.

In June 2003, Sprint closed on a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility.

--------------------------------------------------------------------------------
9.  Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. The notes had an interest rate of 5.875% and a maturity date of May 1, 2004. A premium of $13 million was paid as part of the tender offer. The notes were allocated to the PCS Group and reflected as long-term debt at the time of the tender offer. As a result of the FON Group's repayment of the notes, the allocated debt is now reflected as intergroup debt on the PCS Group balance sheet. The notes are scheduled to be paid to the FON Group in the 2004 second quarter. As of the 2003 second quarter, the allocated debt is reflected as current maturities of intergroup debt on the PCS balance sheet. The intergroup debt is eliminated on the consolidated balance sheet.

In March 2002, Sprint issued $5 billion of debt securities which replaced its commercial paper program.

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

According to an amended Schedule 13D filed by FT with the SEC, it sold its shares of Series 1 PCS common stock in June 2003. As a result, neither France Telecom nor Deutsche Telekom own any shares of PCS common stock or FON common stock or any shares convertible into PCS common stock or FON common stock.

--------------------------------------------------------------------------------
11.  Stock-based Compensation
--------------------------------------------------------------------------------

Effective January 1, 2003, Sprint adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, using the prospective method. Upon adoption Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. The following table illustrates the effect on net income and earnings per share of stock-based compensation included in net income and the effect on net income and earnings per share for grants issued on or before December 31, 2002, had Sprint applied the fair value recognition provisions of SFAS 123.

                                                                        Sprint FON Group
                                              ----------------------------------------------------------------------
                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                (millions, except per share data)
Net income, as reported                        $        99      $        102      $      1,949      $        388
Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects
                                                         8                 1                 8                 1
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          (25)              (25)              (39)              (47)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Pro forma net income                          $         82      $         78      $      1,918     $         342
                                              --- ------------- -- -------------- -- ------------- --- -------------

Earnings per common share:
   Basic - as reported                         $      0.11      $       0.12      $       2.17      $       0.44
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Basic - pro forma                           $      0.09      $       0.09      $       2.14      $       0.38
                                              --- ------------- -- -------------- -- ------------- --- -------------

   Diluted - as reported                       $      0.11      $       0.12      $       2.17      $       0.44
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Diluted - pro forma                         $      0.09      $       0.09      $       2.13      $       0.38
                                              --- ------------- -- -------------- -- ------------- --- -------------


                                                                        Sprint PCS Group
                                              --- ------------------------------- -- -------------------------------
                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                (millions, except per share data)
Net loss, as reported                          $        (92)    $        (170)    $       (274)     $       (316)
Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects
                                                          7                 1                7                 1
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                           (34)              (35)             (54)              (63)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Pro forma net loss                            $        (119)    $        (204)    $       (321)    $        (378)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Earnings per common share:
   Basic - as reported                         $      (0.09)    $      (0.17)     $      (0.27)     $      (0.32)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Basic - pro forma                           $      (0.12)    $      (0.20)     $      (0.31)     $      (0.37)
                                              --- ------------- -- -------------- -- ------------- --- -------------

   Diluted - as reported                       $      (0.09)    $      (0.17)     $      (0.27)     $      (0.32)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Diluted - pro forma                         $      (0.12)    $      (0.20)     $      (0.31)     $      (0.37)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Sprint recognized pre-tax charges of $8 million in the 2003 second quarter and $9 million in the year to date period related to newly issued stock-based grants. An immaterial amount of expense was recognized for grants of restricted stock made in previous years.

In the 2003 second quarter, Sprint recognized pre-tax charges of $15 million of non-cash expense in connection with separation agreements agreed to by Sprint and William T. Esrey, former chairman and chief executive officer; Ronald T. LeMay, former president and chief operating officer; and J. Richard Devlin, former  executive  vice  president  -  general  counsel,  external  affairs  and corporate secretary. The charges were associated with accounting for modifications which accelerated vesting and extended exercise periods of stock options granted in prior periods, as required by SFAS No. 123 "Accounting for Stock-Based Compensation." Most of the FON options had exercise prices that were approximately two times the market price at the modification date, while most of the PCS options had exercise prices that were approximately five times the market prices at the modification date. The charge to earnings in the second quarter was approximately one cent per share each for the FON Group and the PCS Group.

--------------------------------------------------------------------------------
12.  Litigation, Claims and Assessments
--------------------------------------------------------------------------------

In March 2003, settlements subject to court approval were announced in both a derivative action and a securities class action filed by institutional stockholders. The derivative settlement includes the adoption of certain corporate governance enhancements, certain restrictions on stock and options by individual defendants, and the payment of plaintiff's attorneys' fees in Sprint stock, for which Sprint reserved $5 million in the 2003 first quarter in other income (expense), net. The securities class action settlement provides for the payment of a total of $50 million to the plaintiff class. Sprint reserved $45 million, representing the settlement amount net of undisputed insurance coverage, in the 2003 first quarter in other income (expense), net.

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. However, a nationwide settlement of these claims was recently approved by the U.S. District Court for the Northern District of Illinois, which has enjoined all other similar cases. Sprint has previously accrued for the estimated settlement costs of these suits.

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

In July 2003, the Inspector General of the General Services Administration (GSA) recommended that the GSA Debarment Official consider whether to initiate debarment proceedings against Sprint. The recommendation was based on a billing error related to Sprint's FTS2001 contract with the GSA. In June 2003, Sprint reached agreement with the Justice Department to pay the government $5.2 million, an amount twice the estimate of the amount over billed and an amount that both agreed compensated the government. If debarred, Sprint would not be able to bid on future government contracts. Sprint believes that the request for debarment consideration is unprecedented and unfounded.

In April and May 2003, three putative class action lawsuits were filed in the U.S. District Court for the District of Kansas by individual participants in the Sprint Retirement Savings Plan and the Centel Retirement Savings Plan for Bargaining Unit Employees against Sprint Corporation, the committees that administer the two plans, and various current and former officers of Sprint. The lawsuits allege that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by including FON and PCS stock among the thirty investment options offered to plan participants. Sprint believes these lawsuits are unfounded and intends to defend them vigorously.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint.

While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint's beliefs, Sprint expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint, the FON Group or the PCS Group.

--------------------------------------------------------------------------------
13.  Other Financial Information
--------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Sprint's allowance for doubtful accounts was as follows:

                                                                        ----------------- ----------------
                                                                            June 30,       December 31,
                                                                              2003             2002
                    --------------------------------------------------- -----------------------------------
                                                                                    (millions)
                    FON Group                                           $      228        $     279
                    PCS Group                                                   92              135
                    --------------------------------------------------- -- -------------- -- --------------

                    Consolidated                                        $      320        $     414
                                                                        -- -------------- -- --------------


Supplemental Cash Flows Information

Sprint's net cash paid for interest and income taxes was as follows:

                                                                                   Year-to-Date
                                                                                     June 30,
                                                                        -- ------------- -- -------------
                                                                               2003             2002
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Interest (net of capitalized interest)              $      729       $      554
                                                                        -- ------------- -- -------------
                    Income taxes                                        $       94       $     (384)
                                                                        -- ------------- -- -------------


Sprint's non-cash activities included the following:

                                                                                   Year-to-Date
                                                                                     June 30,
                                                                        -- ------------- -- -------------
                                                                               2003             2002
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Common stock issued under Sprint's employee
                       benefit stock plans                              $       91       $       114
                                                                        -- ------------- -- -------------
                    Tax benefit from stock options exercised            $        1       $         2
                                                                        -- ------------- -- -------------
                    Contribution to equity investment                   $        -       $        35
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

Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------

                             Global                                                   Corporate
Quarters Ended              Markets         Local                         PCS            and
June 30,                    Division      Division       Other(1)      Group(2)     Eliminations(3) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2003
Net operating revenues  $   2,002      $    1,529    $     210      $   3,096     $    (374)      $    6,463
Affiliated revenues           170              66          136              2          (374)               -
Operating income (loss)      (329)            449           (6)           251             5              370

2002
Net operating revenues  $   2,275      $    1,548    $     227      $   3,018     $    (365)      $    6,703
Affiliated revenues           177              72          138            (22)         (365)               -
Operating income (loss)       (30)            481           (4)           221             2              670
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------

                             Global                                                   Corporate
Year-to-Date                Markets         Local                         PCS            and
June 30,                    Division      Division       Other(1)      Group(2)     Eliminations(3) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2003
Net operating revenues  $   4,044      $    3,065    $     397      $   6,043     $    (747)      $   12,802
Affiliated revenues           363             118          261              5          (747)               -
Operating income (loss)      (323)            909          (16)           391            13              974

2002
Net operating revenues  $   4,617      $    3,113    $     420      $   5,866     $    (676)      $   13,340
Affiliated revenues           324             150          254            (52)         (676)               -
Operating income (loss)      (105)            962          (10)           334             7            1,188
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

(2)  Affiliate revenues in the 2002 second quarter and year-to-date periods reflect the adjustment of previously recorded inter-segment wireless access revenue between the global markets division and the PCS Group.

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

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                       Global
Quarters Ended                         Markets     Local                        PCS     Eliminations
June 30,                               Division     Division     Other(1)      Group      (2),(3)        Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2003
Voice                                $   1,243   $        -   $       -    $       -   $    (103)       $    1,140
Data                                       463            -           -            -         (42)              421
Internet                                   245            -           -            -         (23)              222
Local service                                -          762           -            -           -               762
Network access                               -          519           -            -         (57)              462
Long distance                                -          133           -            -           -               133
Wireless services                            -            -           -        3,096          (3)            3,093
Other                                       51          115         210            -        (146)              230
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,002   $    1,529   $     210    $   3,096   $    (374)       $    6,463
                                     ----------------------------------------------------------------------------------


2002
Voice                                $   1,468   $        -   $       -    $       -   $    (176)       $    1,292
Data                                       467            -           -            -           -               467
Internet                                   247            -           -            -           -               247
Local service                                -          763           -            -           -               763
Network access                               -          518           -            -         (53)              465
Long distance                                -          156           -            -           -               156
Wireless services                            -            -           -        3,018          21             3,039
Other                                       93          111         227            -        (157)              274
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,275   $    1,548   $     227    $   3,018   $    (365)       $    6,703
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

(3)  Prior to the 2003 second quarter, elimination information was not tracked at a specific products and services level.  All eliminations were considered voice revenues.

----------------------------------------------------------------------------------------------------------------------
                                       Global
Year-to-Date                           Markets     Local                        PCS     Eliminations
June 30,                               Division(1)  Division     Other(1)      Group      (2),(3)        Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2003
Voice                                $   2,535   $        -   $       -    $       -   $    (296)       $    2,239
Data                                       924            -           -            -         (42)              882
Internet                                   488            -           -            -         (23)              465
Local service                                -        1,527           -            -          (1)            1,526
Network access                               -        1,042           -            -        (100)              942
Long distance                                -          277           -            -           -               277
Wireless services                            -            -           -        6,043          (5)            6,038
Other                                       97          219         397            -        (280)              433
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   4,044   $    3,065   $     397    $   6,043   $    (747)       $   12,802
                                     ----------------------------------------------------------------------------------


2002
Voice                                $   3,004   $        -   $       -    $       -   $    (324)       $    2,680
Data                                       951            -           -            -           -               951
Internet                                   492            -           -            -           -               492
Local service                                -        1,524           -            -           -             1,524
Network access                               -        1,036           -            -        (112)              924
Long distance                                -          324           -            -           -               324
Wireless services                            -            -           -        5,866          52             5,918
Other                                      170          229         420            -        (292)              527
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   4,617   $    3,113   $     420    $   5,866   $    (676)       $   13,340
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

(3)  Prior to the 2003 second quarter, elimination information was not tracked at a specific products and services level.  All eliminations were considered voice revenues.

--------------------------------------------------------------------------------
15.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. Sprint will adopt this new accounting effective July 1, 2003.

The PCS Group currently sells wireless phones and service contracts simultaneously in its company-owned stores. Under previous accounting guidance in Staff Accounting Bulletin 101, these direct sales channel activation fees and associated costs were deferred and recognized over the average life of service. These were considered to be service revenues and expenses. EITF 00-21 will result in this activation fee revenue being recognized at the time the related wireless phone is sold, and will classify it as equipment sales. The associated costs will no longer be deferred.

While Sprint expects this change to accelerate the recognition of revenue and associated expense over the next twenty-four months, which is the average life of service, the impact to results of operations and cash flows will not be material.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This standard requires the classification of certain freestanding financial instruments as liabilities measured at their fair value. Financial instruments within the scope of this standard include mandatorily redeemable shares, instruments that constitute an obligation to repurchase equity shares, or certain instruments that constitute an obligation that may be settled by issuing a variable number of equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the first interim period beginning after June 15, 2003.

Sprint will adopt this standard effective July 1, 2003, but does not expect a material impact to its Consolidated Balance Sheet.

In January 2003, the FASB issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of certain business entities to which the usual condition of consolidation does not apply. The interpretation focuses on financial interests that indicate control and concludes that in the absence of control through voting interests, a company's exposure to the economic risk and potential rewards from an entity's assets and activities are the best evidence of control. Variable interests are the rights and obligations that convey economic gains or losses from changes in the value of the entity's assets and liabilities. If an enterprise holds a majority of the variable interests of an entity, it is considered the primary beneficiary and as such would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements.

The provisions of this interpretation will be effective for Sprint beginning in the 2003 third quarter. Sprint is currently assessing the application of FIN No. 46 as it relates to variable interests acquired prior to January 31, 2003, but does not expect a material impact will be recorded in the third quarter 2003 financial statements.

--------------------------------------------------------------------------------
16.  Subsequent Events
--------------------------------------------------------------------------------

Dividend Declaration

On August 12, 2003, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the FON common stock. The dividend will be paid September 30, 2003.

Debt Repurchase

On July 2, 2003, Sprint gave notice of its intent to redeem before its scheduled maturity $84 million of secured debt that was issued by its local telephone companies. This redemption was completed on August 1, 2003. These borrowings had interest rates ranging from 9.14% to 9.33%. A premium of $4.8 million was paid as part of the redemption.

Pension Contribution

On July 22, 2003, Sprint contributed $400 million to its pension fund. This contribution is allowable under ERISA rules and is tax deductible.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

     o    extent and duration of the current economic downturn;
     o the effects of vigorous competition in the markets in which Sprint operates;
     o the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;
     o adverse change in the ratings afforded our debt securities by ratings agencies;
     o the ability of the PCS Group and the global markets division to continue to grow a significant market presence;
     o the ability of the PCS Group and the global markets division to improve profitability and reduce cash requirements;
     o    the    effects   of   mergers    and    consolidations    within   the
          telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
     o the uncertainties related to the outcome of bankruptcies affecting the telecommunication industry;
     o the impact to the PCS Group's network coverage due to financial difficulties of third-party affiliates;
     o    the uncertainties related to Sprint's investments;
     o the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
     o the impact of new, emerging and competing technologies on Sprint's business;
     o    unexpected results of litigation filed against Sprint;
     o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes, including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
     o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

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

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services, based on revenues, and operates nationwide, all-digital long distance and tier one Internet protocol networks. In addition, the local division currently serves approximately 8.0 million access lines in 18 states. Sprint also operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology.

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

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network) and managed network services. In addition, the global markets division provides consulting services and international data communications.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multichannel Multipoint Distribution Services (MMDS) using current line of sight technology. Sprint is evaluating alternative strategies with respect to the MMDS spectrum leases and licenses.

In July 2003, the Inspector General of the General Services Administration (GSA) recommended that the GSA Debarment Official consider whether to initiate debarment proceedings against Sprint. The recommendation was based on a billing error related to Sprint's FTS2001 contract with the GSA. In June 2003, Sprint reached agreement with the Justice Department to pay the government $5.2 million, an amount twice the estimate of the amount over billed and an amount that both agreed compensated the government. If debarred, Sprint would not be able to bid on future government contracts. Sprint believes that the request for debarment consideration is unprecedented and unfounded.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 8.0 million access lines in 18 states. The local division provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division's local network, nationwide long distance services to residential customers within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. DSL enables high speed transmission of data over existing copper telephone lines.

--------------------------------------------------------------------------------
General Overview of the Sprint PCS Group
--------------------------------------------------------------------------------

The PCS Group includes Sprint's wireless PCS operations. It operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology. At the end of the 2003 second quarter, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group's service, including third party affiliates, reaches a quarter billion people. The PCS Group provides nationwide service through a combination of:

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

Several of these affiliates are experiencing financial difficulties and are evaluating restructuring activities. One affiliate filed for bankruptcy protection and made claims against Sprint in the bankruptcy court. Another affiliate has filed suit against Sprint. Several of the affiliates are disputing and refusing to pay amounts owed to the PCS Group. Reserves have been established that provide for the ultimate resolution of these disputes.

The PCS Group may incur additional expenses to ensure that service is available to its customers in the areas served by these affiliates. If any of the PCS Group affiliates cease operations, the PCS Group may incur roaming charges in areas where service was previously provided by the affiliates and costs to meet FCC buildout requirements, as well as experience lower revenues.

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

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $     3,530       $    3,839        $     7,111      $      7,743
PCS Group                                           3,096            3,018              6,043             5,866
Intergroup eliminations                              (163)            (154)              (352)             (269)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net operating revenues                        $     6,463       $    6,703        $    12,802      $     13,340
                                              --- ------------- -- -------------- -- ------------- --- -------------

Net operating revenues decreased 4% in both the 2003 second quarter and the 2003 year-to-date period compared to the same 2002 periods reflecting declining FON Group long distance voice revenues and product distribution revenues partially offset by growth in the PCS Group revenues.

Income (Loss) from continuing operations was as follows:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $        90       $       64        $       369      $        310
PCS Group                                             (92)            (170)              (274)             (316)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations      $        (2)      $     (106)       $        95      $         (6)
                                              --- ------------- -- -------------- -- ------------- --- -------------


In the 2003 second quarter, income from continuing operations includes a $22 million charge in connection with the separation agreements agreed to by Sprint and three former executive officers and a $218 million charge related to winding down the global markets division's web hosting business. This charge includes a non-cash charge for the impairment of hosting assets and a charge related to cash requirements for employee terminations. Sprint will record additional charges for facility lease terminations, customer migration, employee termination and other wind-down costs in subsequent periods.

In the 2003 first quarter, income from continuing operations includes a $32 million charge to settle derivative action and securities class action litigation, a $12 million charge reflecting the premiums paid on debt tender offers, and a $6 million charge associated with the termination of a software development project.

In the 2002 second quarter, income from continuing operations includes $25 million related to a gain from the sale of customer contracts and a $241 million charge related to a write-down of an investment due to declining market value.

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

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,243      $     1,468       $      (225)         (15.3)%
   Data                                                463              467                (4)          (0.9)%
   Internet                                            245              247                (2)          (0.8)%
   Other                                                51               93               (42)         (45.2)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         2,002            2,275              (273)         (12.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,063            1,329               266           20.0%
   Selling, general and administrative                 558              612                54            8.8%
   Depreciation and amortization                       362              364                 2            0.5%
   Restructuring and asset impairments                 348                -              (348)            NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,331            2,305               (26)          (1.1)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (329)     $       (30)      $      (299)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     2,535      $     3,004       $      (469)         (15.6)%
   Data                                                924              951               (27)          (2.8)%
   Internet                                            488              492                (4)          (0.8)%
   Other                                                97              170               (73)         (42.9)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         4,044            4,617              (573)         (12.4)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    2,166            2,750               584           21.2%
   Selling, general and administrative               1,131            1,251               120            9.6%
   Depreciation and amortization                       722              721                (1)          (0.1)%
   Restructuring and asset impairments                 348                -              (348)            NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             4,367            4,722               355            7.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (323)     $      (105)      $      (218)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------

NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 12% in the 2003 second quarter and in the 2003 year-to-date period from the same 2002 periods. The overall revenue decrease is in large part due to the decline in voice revenues including the loss of revenues from a major wholesale customer.

Voice Revenues

Voice revenues decreased 15% in the 2003 second quarter and 16% in the 2003 year-to-date period from the same 2002 periods due to a decline in consumer voice revenues resulting from wireless and e-mail substitution, aggressive competition from RBOCs for consumer and small business customers and business voice contract renewals occurring at lower prices. Minute volume decreased 7% in the 2003 second quarter compared to the 2002 second quarter. The minute decline was primarily driven by the loss of a major wholesale customer and a large prepaid customer.

Data Revenues

Data revenues decreased 1% in the 2003 second quarter and 3% in the 2003 year-to-date period from the same 2002 periods due to declines in private line services and rate reductions in ATM partially offset by an increase in frame relay.

Internet Revenues

Internet revenues decreased 1% in both the 2003 second quarter and the 2003 year-to-date period from the same 2002 periods. Increases in dedicated IP and web hosting services were more than offset by the final, contractually-scheduled repricing of the AOL dial IP agreement, as well as a general decline in dial IP pricing.

Other Revenues

Other revenues decreased 45% in the 2003 second quarter and 43% in the 2003 year-to-date period from the same 2002 periods. The decrease was primarily due to the sale of a consulting business in the third quarter of 2002 and lower equipment sales.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain the long distance network and the IP network, and costs of equipment sales. These costs decreased 20% in the 2003 second quarter and 21% in the 2003 year-to-date period from the same 2002 periods. The decrease was due to volume declines, an improving product mix, successful initiatives to reduce access unit costs and lower international settlements. Costs of services and products for the global markets division were 53.1% of net operating revenues in the 2003 second quarter and 53.6% in the 2003 year-to-date period compared to 58.4% and 59.6% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses decreased 9% in the 2003 second quarter and 10% in the 2003 year-to-date period from the same 2002 periods. The decline was due to reduced bad debt provisions, restructuring efforts, and general cost controls partially offset by the cost of the executive separation agreements reached during the second quarter. SG&A expense was 27.9% of net operating revenues in the 2003 second quarter and 28.0% in the 2003 year-to-date period compared to 26.9% and 27.1% for the same periods a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.9% in the 2003 second quarter and 2.2% in the 2003 year-to-date period compared to 3.4% in both of the 2002 periods. This reduction reflects an improvement in collections and aging. Reserve for bad debt as a percent of outstanding accounts receivable was 14.3% at the end of the 2003 second quarter and 14.9% at year-end 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 1% in the 2003 second quarter and remained the same in the 2003 year-to-date period from the same periods a year ago. Depreciation and amortization expense was 18.1% of net operating revenues in the 2003 second quarter and 17.9% in the 2003 year-to-date period compared to 16.0% and 15.6% for the same 2002 periods.

Restructuring and Asset Impairment

In the 2003 second quarter, a $348 million charge was recorded in connection with Sprint's announcement of the wind-down of its web hosting business. The charge for asset impairments was $337 million. The remaining $11 million was accrued for employee terminations in connection with the wind-down of the web hosting business, as well as restructurings of other global markets division operations in the continuing effort to create a more efficient cost structure. Sprint will record additional wind-down related charges for facility lease terminations, customer migration, employee termination, and other wind-down costs in subsequent periods. Sprint expects the aggregate pre-tax charge to be approximately $400 to $475 million.

Local Division

                                                                    Selected Operating Results
                                              ----------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2003              2002                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        762      $       763       $        (1)           (0.1)%
   Network access                                      519              518                 1             0.2%
   Long distance                                       133              156               (23)          (14.7)%
   Other                                               115              111                 4             3.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,529            1,548               (19)           (1.2)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      490              474               (16)           (3.4)%
   Selling, general and administrative                 318              305               (13)           (4.3)%
   Depreciation and amortization                       272              288                16             5.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,080            1,067               (13)           (1.2)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        449      $       481       $       (32)           (6.7)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.4%            31.1%
                                              --- ------------- -- --------------

                                                                    Selected Operating Results
                                              ----------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2003              2002                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $      1,527      $     1,524       $         3             0.2%
   Network access                                    1,042            1,036                 6             0.6%
   Long distance                                       277              324               (47)          (14.5)%
   Other                                               219              229               (10)           (4.4)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         3,065            3,113               (48)           (1.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      980              954               (26)           (2.7)%
   Selling, general and administrative                 638              623               (15)           (2.4)%
   Depreciation and amortization                       538              574                36             6.3%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             2,156            2,151                (5)           (0.2)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        909      $       962       $       (53)           (5.5)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.7%            30.9%
                                              --- ------------- -- --------------


Net Operating Revenues

Net operating revenues decreased 1% in the 2003 second quarter and 2% in the 2003 year-to-date period from the same 2002 periods. The year-to-date decline is driven by lower long distance services and equipment sales. The local division ended the 2003 second quarter with approximately 8.0 million switched access lines, a 2% decrease during the past 12 months. The reduction in access lines was driven by the continuing economic slowdown, wireless and cable substitution, and losses to competitive local providers. The reduction in access lines is expected to continue as Sprint believes its access line loss for 2003 will be comparable to its loss for the past 12 months, and will remain below the losses experienced by the other major carriers. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 7% during the past 12 months. This growth reflects growth in DSL as well as many business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, remained flat in both the 2003 second quarter and the 2003 year-to-date period from the same 2002 periods as the increase in vertical services revenue, driven by the success of bundled offerings, was offset by the decrease in access lines.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, remained flat in the 2003 second quarter and increased 1% in the 2003 year-to-date period compared to a year ago. Strong growth in DSL services in the 2003 second quarter was largely offset by a 4% decline in access minutes of use, as well as by regulator-mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing nationwide long distance services to residential customers within Sprint's local franchise territories and other services within specified regional call areas, or LATAs, to residential and business customers. These revenues declined 15% in both the 2003 second quarter and the 2003 year-to-date period from the same 2002 periods. This was primarily due to a decline in total long distance minutes of use, as customers shifted more of their communications to wireless, e-mail and instant messaging.

Other Revenues

Other revenues increased 4% in the 2003 second quarter and decreased 4% in the 2003 year-to-date period from the same 2002 periods principally driven by equipment sales. The year-to-date decrease in equipment sales was primarily the result of the economic slowdown causing a reduction in customer demand for equipment.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 3% in both the 2003 second quarter and the 2003 year-to-date period compared to the same 2002 periods. This increase was mainly driven by higher pension and retiree benefit costs as well as higher employee healthcare costs. Costs of services and products were 32.0% of net operating revenues in both the 2003 second quarter and the 2003 year-to-date period compared to 30.6% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense increased 4% in the 2003 second quarter and 2% in the 2003 year-to-date period compared to the same 2002 periods. This increase was primarily due to additional pension and retiree benefit costs, higher employee healthcare costs and the cost of executive separation agreements reached during the second quarter partially offset by a decline in bad debt expense. SG&A expense was 20.8% of net operating revenues in both the 2003 second quarter and the 2003 year-to-date period compared to 19.7% and 20.0% for the same periods a year ago. Bad debt expense as a percentage of net revenues was 1.1% in the 2003 second quarter and 1.3% in the 2003 year-to-date period compared to 2.5% in the same periods a year ago. This reflects an improvement in collections and aging. Reserve for bad debt as a percent of outstanding accounts receivable was 10.2% at the end of the 2003 second quarter and 13.9% at year-end 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 6% in both the 2003 second quarter and the 2003 year-to-date period compared to the same 2002 periods. This decline was driven by the implementation of Statement of Financial Accounting Standards
(SFAS) No. 143, Accounting for Asset Retirement Obligations, which eliminated the accrual for removal cost from the depreciable rate, as well as declines in circuit switching depreciation rates due to a revised schedule for converting from a digital to a packet network. Depreciation and amortization expense was 17.8% of net operating revenues in the 2003 second quarter and 17.6% in the 2003 year-to-date period compared to 18.6% and 18.4% for the same periods a year ago.

PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    3,096       $    3,018        $        78             2.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,521            1,435                (86)           (6.0)%
   Selling, general and administrative                707              819                112            13.7%
   Depreciation                                       617              541                (76)          (14.0)%
   Amortization                                         -                2                  2           100.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            2,845            2,797                (48)           (1.7)%
----------------------------------------------
                                               -- ------------- -- -------------- -- -------------

Operating income                               $      251       $      221        $        30            13.6%
                                               -- ------------- -- -------------- -- -------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    6,043       $    5,866        $       177             3.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   2,969            2,838               (131)           (4.6)%
   Selling, general and administrative              1,448            1,601                153             9.6%
   Depreciation                                     1,225            1,067               (158)          (14.8)%
   Amortization                                         -                3                  3           100.0%
   Restructuring and asset impairment                  10               23                 13            56.5%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            5,652            5,532               (120)           (2.2)%
----------------------------------------------
                                               -- ------------- -- -------------- -- -------------

Operating income                               $      391       $      334        $        57            17.1%
                                               -- ------------- -- -------------- -- -------------



The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 20.6% of net operating revenues in the 2003 second quarter and 21.7% in the 2003 year-to-date period compared to 22.5% and 22.6% for the same 2002 periods.

Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Customers (millions)                                   15.3             14.6              15.3              14.6
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          62     $         61      $         60     $          61
                                              --- ------------- -- -------------- -- ------------- --- -------------
Customer churn rate                                     2.4%             2.9%              2.8%              3.0%
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues include service revenues, sales of handsets and accessory equipment, and other revenues. Service revenues consist of monthly recurring charges, a pro rata portion of activation fees, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 5.0% in the 2003 second quarter and year-to-date period from the same 2002 periods reflecting an increase in the number of customers, higher monthly recurring charges, recognition of state Universal Service Fund (USF) fees and late fees initiated in the third quarter of 2002. The higher monthly recurring charges and recognition of state USF fees were partially offset by lower overage charges from usage-based plans. Average monthly usage increased by more than two hours when compared to the 2002 second quarter.

The PCS Group had 360,000 post-paid retail additions in the 2003 second quarter, ending the period with approximately 15.3 million customers compared to approximately 14.6 million customers at the end of the 2002 second quarter. Resellers added 177,000 customers in the second quarter of 2003, which increased their customer base to 767,000, principally due to Virgin Mobile. The PCS Group third party affiliates added 80,000 customers in the second quarter of 2003. This brings the total number of customers served on the PCS network, including post-paid retail, affiliate and resale customers, at the end of the quarter to more than 18.8 million. In the 2003 second quarter, nearly 40 percent of new post-paid retail customers chose to include PCS Vision in their service package. This is up from 26 percent in the 2003 first quarter.

In addition, the quality of the PCS subscriber base has improved due to better customer mix for new additions and lower churn. The customer churn rate in the 2003 second quarter was 2.4% compared to 2.9% for the same 2002 period. Improvement was primarily due to reduction in the involuntary churn rate as the PCS Group benefited from credit management policies initiated in the 2002 fourth quarter.

Revenues from sales of handsets and accessories, including new customers and upgrades, were approximately 7.7% of net operating revenues in the 2003 second quarter and 8.4% in the 2003 year-to-date period compared to 9.8% and 10.1% for the same 2002 periods. The decline was mainly due to higher rebates and lower gross additions. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Other revenues consist of net fees collected from affiliates for network operation and customer maintenance. It also includes revenues from the wholesale of PCS services to companies that resell to their customers on a retail basis. Other revenues represented 1.8% of net operating revenues in the 2003 second quarter and 2.1% in the 2003 year-to-date period compared to 1.7% for the same 2002 periods. The increase mainly reflects net additions to the affiliate and wholesale customer base.

The PCS Group assesses access charges to long distance carriers for the termination of landline originated calls. Though regulations generally entitle a carrier that terminates a call on behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers have disputed the PCS Group's assessment of these charges as well as the corresponding rate at which the charges were determined. In July 2002, the FCC released a ruling affirming that nothing prohibited wireless carriers from imposing access charges for the use of their networks;
however, the FCC also stated that inter-exchange carriers could not be unilaterally required to pay these charges without a contractual obligation to do so. The FCC referred the matter back to the Federal District Court for the Western District of Missouri. The decision has been appealed to the D.C. Circuit Court of Appeals. In light of this ruling, in the 2002 second quarter the PCS Group recorded an additional provision for outstanding receivables related to amounts previously billed and is fully reserved for 2003.

Operating Expenses

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Acquisition costs per gross customer
   addition (CPGA)                            $       415       $      350        $       390      $        325
                                              --- ------------- -- -------------- -- ------------- --- -------------
Monthly cash costs per user (CCPU)            $        31       $       32        $        31      $         32
                                              --- ------------- -- -------------- -- ------------- --- -------------


Cost per Gross Customer Addition

CPGA, a measure of the costs of acquiring a new subscriber, increased approximately 19% in the 2003 second quarter and 20% in the 2003 year-to-date period from the same 2002 periods. The CPGA increase was primarily due to certain fixed costs being spread across lower gross customer additions, as well as higher handset rebates.

By November 24, 2003, all covered commercial mobile radio service (CMRS) providers, including the PCS Group, must offer a database solution for local number portability (LNP) that must be able to support roaming. LNP allows customers to retain, subject to certain geographical limitations, existing telephone numbers when switching from one telecommunications carrier to another. The LNP requirement will impose increased operating costs on all CMRS carriers and may result in higher subscriber churn rates.

Cash Cost per User

CCPU, a measure of the cash costs to operate the business on a per user basis, decreased approximately 3% in the 2003 second quarter and year-to-date period from the same 2002 periods. The reduction in CCPU occurred primarily due to lower bad debt expense; however, this savings was partially offset by increased USF charges, charges associated with the executive separation agreements reached in the second quarter and upgrade equipment rebate costs incurred to retain existing customers initiated in the fourth quarter of 2002.

Costs of Services and Products

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer care costs and other network-related costs. These costs increased 6% in the 2003 second quarter and 5% in the 2003 year-to-date period from the same 2002 periods. The increase was primarily due to network support of a larger customer base, expanded market coverage, and increased unit handset costs. These increases were somewhat offset by scale benefits resulting from the increased customer base and decreases in customer solutions expense. Handset and equipment costs were 36% of total costs of services and products in the 2003 second quarter and 38% in the 2003 year-to-date period compared to 37% and 38% for the same periods a year ago. Costs of services and products were 49.1% of net operating revenues in the 2003 second quarter and year-to-date period compared to 47.5% and 48.4% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense mainly includes marketing costs to promote products and services as well as related salary and benefit costs. SG&A expense decreased 14% in the 2003 second quarter and 10% in the 2003 year-to-date period from the same 2002 periods reflecting a decline in bad debt expense due to a better credit class mix, leading to lower write-offs and higher recovery, and reduced sales and marketing costs, partially offset by the cost of the executive separation agreements reached in the second quarter. SG&A expense was 22.8% of net operating revenues in the 2003 second quarter and 24.0% in the 2003 year-to-date period compared to 27.1% and 27.3% for the same periods a year ago. Bad debt expense as a percentage of net revenues was 1.8% in the 2003 second quarter and 2.4% in the 2003 year-to-date period compared to 5.5% and 5.0% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 6.4% at the end of the 2003 second quarter and 9.4% at year-end 2002. These improvements were mainly driven by credit management policies initiated in the 2002 fourth quarter resulting in lower involuntary churn and improved receivables aging.

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

Depreciation and amortization expense increased 14% in the 2003 second quarter and year-to-date periods from the same 2002 periods due to an increase in the network asset investment during 2002 and first half of 2003.

Depreciation and amortization expense was 19.9% of net operating revenues in the 2003 second quarter and 20.3% in the 2003 year-to-date period compared to 18.0% and 18.2% for the same periods a year ago.

Restructuring and Asset Impairment

In the first quarter of 2003, the PCS Group recorded a charge of $10 million associated with the termination of a software development project.

In the first quarter of 2002, the PCS Group announced plans to reduce operating costs through the closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units. These actions were finalized in the third quarter of 2002, and ultimately resulted in the PCS Group incurring an $18 million charge.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 7.0% in the 2003 second quarter compared to 7.1% in the 2002 second quarter. Interest costs on short-term borrowings, including short-term borrowings classified as long-term debt, and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See "Liquidity and Capital Resources" for more information on Sprint's financing activities.

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

Other Income (Expense), net

Other income (expense), net consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $         7       $       13        $        21      $         21
Equity in net losses of affiliates                    (10)             (82)               (28)             (102)
Net losses from investments                             -             (243)                 -              (253)
Gains (losses) on sales of assets                      (3)              50                 (3)               50
Amortization of debt costs                             (8)             (12)               (15)              (20)
Losses from disposal of PPE                            (4)              (1)                (5)               (2)
Royalties                                               4                3                  7                 6
Litigation settlement                                   -                -                (50)                -
Other, net                                             (7)              (5)                (9)               (8)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $       (21)      $     (277)       $       (82)     $       (308)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Equity in net losses of affiliates was driven by the PCS Group's investment in Virgin Mobile, U.S.A., in the 2003 second quarter and year-to-date period and by the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) and Virgin Mobile, U.S.A., in the 2002 second quarter and year-to-date period.

Net losses from investments in the 2002 second quarter and year-to-date periods mainly include the write-down of EarthLink preferred shares to current market value and Sprint's equity investment in Intelig Telecommunicacoes Ltda. (Intelig).

In the first quarter of 2003, Sprint recorded a $50 million charge to settle shareholder litigation. See Note 12 of Condensed Notes to Consolidated Financial Statements for additional information.

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

Discontinued Operation, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 second quarter, Sprint recognized a pretax gain of $14 million, $9 million after-tax, primarily related to a working capital payment. The pretax gain recognized in the year-to-date period was $2.14 billion, $1.32 billion after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements.

Cumulative Effect of Change in Accounting Principle, Net

In the 2003 first quarter, Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS No. 143, the FON Group recorded a reduction in the local division's depreciation reserves to remove previously accrued costs of removal. Historically, the local division accrued costs of removal in its depreciable rate, a practice consistent with regulatory requirements and others in the industry. These costs of removal do not meet the standard's definition of an asset retirement obligation liability. This one-time benefit of approximately $420 million resulted in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                                                           ----------------------------------
                                                               June 30,       December 31,
                                                                 2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     23,253     $     23,133
                     PCS Group                                   22,694           23,022
                     Intergroup eliminations                     (1,303)            (862)
                     ------------------------------------------------------------------------

                     Consolidated assets                   $     44,644     $     45,293
                                                           ----------------------------------


Sprint's consolidated assets decreased $649 million in the 2003 year-to-date period. Cash and equivalents increased $1,704 million due to improved operating cash flows, reduced capital expenditures, and the sale of Sprint's directory publishing business to R.H. Donnelley in the 2003 first quarter. Net property, plant, and equipment decreased $958 million. Capital expenditures were more than offset by depreciation expense and the 2003 year-to-date period asset impairments.

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

Operating Activities

                                                                       Year-to-Date
                                                                         June 30,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     1,954      $     1,565
                     PCS Group                                   1,014            1,151
                     ------------------------------------------------------------------------

                     Cash flows provided by operating
                        activities                         $     2,968      $     2,716
                                                           ----------------------------------


Cash flow from operations increased $252 million in the 2003 year-to-date period from the same 2002 period. This increase was driven by the FON Group's improvements in its operations as cost controls have mitigated the revenue erosion seen in the global market division and also reduced its working capital requirements. This was partially offset by the PCS Group's increased working capital requirements related mainly to a decrease in accounts payable.

Investing Activities

                                                                       Year-to-Date
                                                                         June 30,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $      (695)     $    (1,047)
                     PCS Group                                    (732)          (1,390)
                     ------------------------------------------------------------------------

                     Cash flows used by
                        investing activities               $    (1,427)     $    (2,437)
                                                           ----------------------------------


The FON Group's capital expenditures totaled $772 million in the 2003 year-to-date period and $1,081 million in the same 2002 period. The decline in capital expenditures is primarily due to the global markets division continuing to take advantage of existing network capacity to meet the needs of growth in customer demand. Global markets division capital expenditures were incurred mainly to expand its global IP network to support increasing demand, enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services, convert its network from circuit to packet switching, and continue the build-out of high-speed DSL services.

PCS Group capital expenditures were $720 million in the 2003 year-to-date period and $1,428 million in the same 2002 period. Capital expenditures in both years were incurred to increase capacity and expand coverage. Lower capital spending in the 2003 year-to-date period was due to reprioritization efforts initiated late last year to re-focus capital spending on markets with greater impact. Despite lower capital spending, PCS has experienced strong improvements in network performance since the deployment of 1x technology. The 2002 year-to-date period capital expenditures also include the deployment of 3G technology, which was launched nationwide in the 2002 third quarter.

Proceeds from the sale of assets in the 2003 year-to-date period mainly includes sale of marketable securities. The 2002 year-to-date period mainly includes proceeds from sales of certain contracts, investment securities, and other administrative assets.

Financing Activities

                                                                       Year-to-Date
                                                                         June 30,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $    (2,039)     $      (671)
                     PCS Group                                     (29)             662
                     ------------------------------------------------------------------------

                     Cash flows provided (used) by
                        financing activities               $    (2,068)     $        (9)
                                                           ----------------------------------


Financing activities include a debt reduction of $1.9 billion in the 2003 year-to-date period compared to a $203 million increase in debt in the same 2002 period. The debt reduction in the 2003 year-to-date period is mainly due to the March 2003 tender for the 2003 and 2004 senior notes and the prepayment of the global markets division accounts receivable asset securitization facility.

Sprint paid cash dividends of $228 million in the 2003 year-to-date period compared to $226 million in the same 2002 period.

Capital Requirements

Sprint's 2003 investing activities, mainly consisting of capital expenditures, are expected to total approximately $3.9 billion. FON Group capital expenditures are expected to be approximately $1.8 billion. PCS Group capital expenditures are expected to be approximately $2.1 billion. Sprint continues to review capital expenditures and will adjust capital investment in concert with growth. Dividend payments are expected to approximate $463 million in 2003. Sprint expects these capital requirements and dividend payments to be funded by Sprint's $2.7 billion cash balance at June 30, 2003, existing financing agreements, and expected 2003 cash flow from operations.

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

In June 2003, Sprint closed on a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had standby letters of credit serving as a backup to various obligations of approximately $128 million as of June 30, 2003.

Sprint has a PCS Group accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $208 million was available as of June 30, 2003.

Sprint has a global markets division accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of June 30, 2003, Sprint had more than $416 million total funding available under the facility.

The undrawn loan facilities described above would charge interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint's credit ratings.

Debt maturities for the remainder of 2003 total approximately $635 million. Debt maturities for 2004 total approximately $850 million. Sprint's $2.7 billion cash balance at June 30, 2003, existing financing agreements, and expected 2003 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $5.4 billion at June 30, 2003 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Sprint completed its tender offers to repurchase senior notes in March 2003 in the amount of $1.1 billion. Sprint continually evaluates various factors and, as a result, may repurchase additional debt in the future.

Fitch Ratings (Fitch) currently rates Sprint's long-term senior unsecured debt at BBB with a stable outlook. Standard and Poor's Corporate Ratings (Standard and Poor's) currently rates Sprint's long-term senior unsecured debt at BBB-with a stable outlook. In June 2003, Moody's Investors Service (Moody's) raised Sprint's outlook to stable. Moody's currently rates Sprint's long-term senior unsecured debt at Baa3.

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

--------------------------------------------------------------------------------
Financial Strategies
--------------------------------------------------------------------------------

General Risk Management Policies

Sprint selectively enters into interest rate swap agreements to manage its exposure to interest rate changes on its debt. Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint seeks to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and thorough legal review of contracts. Sprint also controls exposure to market risk by regularly monitoring changes in foreign exchange and interest rate positions under normal and stress conditions to ensure they do not exceed established limits.

Sprint's derivative transactions are used principally for hedging purposes and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

Interest Rate Risk Management

Fair Value Hedges

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of June 30, 2003, Sprint had no outstanding fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of June 30, 2003, Sprint had no outstanding interest rate cash flow hedges.

Other Derivatives

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2002 and 2003, Sprint entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at June 30, 2003 or results of operations or cash flows for the quarter ended June 30, 2003. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

                                                                         PART I.
                                                                         Item 3.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt. Approximately 93% of Sprint's debt at June 30, 2003 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

Sprint performs interest rate sensitivity analyses on its variable-rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual impact of $8 million pre-tax on the statements of operations and cash flows at June 30, 2003. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values. Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decline in market interest rates would cause a $545 million increase in fair market value of its debt to $20.9 billion. This analysis excludes Sprint's equity unit notes.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $4 million at June 30, 2003. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

                                                                         PART I.
                                                                         Item 4.

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of this Form 10-Q and as of June 30, 2003, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to update their review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, members of the financial accounting and legal departments, and Sprint's independent auditors to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules governing this report. No changes were made in Sprint's internal controls over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect Sprint's financial reporting.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

          In July 2003, the Inspector General of the General Services Administration (GSA) recommended that the GSA Debarment Official consider whether to initiate debarment proceedings against Sprint. The recommendation was based on a billing error related to Sprint's FTS2001 contract with the GSA. In June 2003, Sprint reached agreement with the Justice Department to pay the government $5.2 million, an amount twice the estimate of the amount over billed and an amount that both agreed compensated the government. If debarred, Sprint would not be able to bid on future government contracts. Sprint believes that the request for debarment consideration is unprecedented and unfounded.

          In April and May 2003, three putative class action lawsuits were filed in the U.S. District Court for the District of Kansas by individual participants in the Sprint Retirement Savings Plan and the Centel Retirement Savings Plan for Bargaining Unit Employees against Sprint Corporation, the committees that administer the two plans, and various current and former officers of Sprint. The lawsuits allege that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by including FON and PCS stock among the thirty investment options offered to plan participants. Sprint believes these lawsuits are unfounded and intends to defend them vigorously.

          Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint.

          While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint's beliefs, Sprint expects the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint, the FON Group or the PCS Group.

Item 2.  Changes in Securities

          Articles Amendments

          At the annual meeting of shareholders of Sprint held on May 13, 2003, the shareholders approved an amendment to Sprint's Articles of Incorporation declassifying the Board of Directors. Under the amendment, each director elected at or after the 2004 annual meeting of shareholders will be elected for a one-year term. Directors elected before that meeting will serve the remaining duration of their three-year terms. A director who fills a vacancy will have the same remaining term as his or her predecessor.

          Sprint filed a certificate changing its registered office and registered agent with the Kansas Secretary of State on May 16, 2003. This changed the registered address of the corporation to 200 S.W. 30th Street, Topeka, Shawnee County, Kansas 66611 and changed the registered agent to the Corporation Service Company.

          Sale of Unregistered Equity Securities

          In April and May, 2003, Sprint issued to certain of its executive officers an aggregate of 100,630 restricted stock units relating to shares of FON Stock and an aggregate of 100,630 restricted stock units relating to shares of PCS Stock. The restricted stock units were granted to executive officers as part of their long-term incentive compensation. In June 2003, Sprint issued to its outside directors an aggregate of 25,725 restricted stock units relating to shares of FON Stock and an aggregate of 25,725 restricted stock units relating to shares of PCS Stock. These restricted stock units were granted to the directors as part of their annual equity compensation.

          Each restricted stock unit represents the right to one share of common stock once the unit vests. The restricted stock units also include dividend equivalent rights, which means that, when Sprint pays a dividend on the stock represented by the units, the grantee of the units is entitled to additional shares of the stock when the units vest. In the case of some of the restricted stock units granted to Mr. Forsee in the 2003 first quarter, the dividend equivalents are paid to him in cash. The units granted to the executive officers vest at various times beginning in 2004 and ending in 2006. The units granted to the outside directors all vest in 2006.

          Neither the units nor the common stock issuable once the units vest were registered under the Securities Act of 1933. The issuance of the restricted stock units was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering. Sprint may in the future register the resale of the shares of stock to be received by the executive officers and the directors once the units vest.

Item 3.  Defaults Upon Senior Securities

          There were no reportable events during the quarter ended June 30, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

          On May 13, 2003, Sprint held its annual meeting of shareholders. In addition to the election of three Class II Directors to serve a term of three years, the shareholders approved an amendment to Sprint's Articles of Incorporation declassifying the Board, approved an amendment to Sprint's Employees Stock Purchase Plan to increase the shares available for purchase under the plan, ratified the appointment of Ernst & Young LLP as independent auditors of Sprint for 2003, and approved one shareholder proposal relating to severance packages. The shareholders did not approve two shareholder proposals.

          The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                      For                           Withheld
           Gary D. Forsee          983,951,842                      37,929,704
           Charles E. Rice         686,044,925                     335,836,622
           Louis W. Smith          675,133,337                     346,748,210

          The following votes were cast with respect to the proposal to amend the Articles of Incorporation to eliminate classification of Sprint's Board of Directors:

           For                     989,787,266
           Against                  22,124,078
           Abstain                   9,970,199

          The following votes were cast with respect to the proposal to amend the 1988 Employees Stock Purchase Plan to increase the number of shares available for purchase under the Plan:

           For                     806,531,303
           Against                  49,985,853
           Abstain                  10,211,194
           Broker non-votes        155,153,196

          The following votes were cast with respect to the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Sprint for 2003:

           For                     609,527,472
           Against                 392,037,170
           Abstain                  20,316,901

          The following votes were cast with respect to a shareholder proposal urging the Sprint Board to adopt a policy that Sprint will not, without prior approval of the shareholders, reprice to a lower exercise price, or terminate and regrant at a lower price, stock options granted to any executive officer or director of Sprint, or grant new options to executive officers or directors on account of the market price dropping below the exercise price of prior options:

           For                     282,014,618
           Against                 573,084,694
           Abstain                  11,629,037
           Broker non-votes        155,153,196

          The following votes were cast with respect to a shareholder proposal urging the Sprint Board to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding two times the sum of the executive's base salary and bonus:

           For                     544,199,685
           Against                 309,998,474
           Abstain                  12,530,189
           Broker non-votes        155,153,199

          The following votes were cast with respect to a shareholder proposal asking the Sprint Board to (1) establish a cap on the total compensation that may be paid to the chief executive officer in a given year: and (2) report to shareholders on the policy before the 2004 annual meeting of shareholders:

           For                     124,529,653
           Against                 727,118,645
           Abstain                  15,080,049
           Broker non-votes        155,153,199


Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

          Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $12 million in the 2003 second quarter. The ratio of earnings to fixed charges was 1.15 in the 2003 year-to-date period. Sprint's ratio of earnings to fixed charges was 1.12 in the 2002 second quarter and
          1.23 in the 2002 year-to-date period. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income or loss from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3)    Articles of Incorporation and Bylaws:

               (a) Articles of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 5 to Sprint Corporation's Registration Statement on Form 8-A relating to Sprint's Series 1 FON Common Stock, filed May 22, 2003, and incorporated herein by reference).

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

               (d) Amendment dated March 28, 2003, to Amended and Restated Rights Agreement between the Registrant and UMB, n.a., as Rights Agent (filed as Exhibit 4.2 to Amendment No. 3 to Sprint Corporation's Registration Statement on Form 8-A relating to Sprint's PCS Group Rights, filed April 2, 2003, and incorporated herein by reference).


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

          (10) Material Contracts:

               (a) 364-Day Credit Agreement dated as of June 24, 2003, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, JPMorgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank AG New York Branch and UBS AG, Cayman Islands Branch, as documentation agents.

               Executive Compensation Plans and Arrangements:

               (b) Letter Agreement dated April 9, 2003 and Separation Agreement dated as of April 9, 2003 by and among Sprint Corporation, Sprint/United Management Company and Ronald T. LeMay (filed as Exhibit 10(d) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

               (c) Letter Agreement dated May 12, 2003 and Full and Final General Release effective May 12, 2003 between Sprint Corporation and J. Richard Devlin (filed as Exhibit 99(a) to Sprint Corporation's Current Report on Form 8-K dated June 10, 2003 and incorporated herein by reference).

               (d) Separation Agreement dated as of May 12, 2003 by and among Sprint Corporation, Sprint/United Management Company and William T. Esrey (filed as Exhibit 99(b) to Sprint Corporation's Current Report on Form 8-K dated June 10, 2003 and incorporated herein by reference).

               (e) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

               (f) Special Compensation and Non-Compete Agreements between Sprint Corporation and certain of its Executive Officers (Messrs. Hawthorne, Janzen, Stout, Gerke and White).

               (g) Form of Award Agreement (awarding restricted stock units) with Directors.

               (h) Form of Award Agreement (awarding restricted stock units and stock options) with Executive Officers.

          (12) Computation of Ratios of Earnings to Fixed Charges

          (31) (a)  Certification  of  Chief  Executive   Officer  Pursuant  to
                    Securities Exchange Act of 1934 Rule 13a-14(a).

               (b)  Certification   of  Chief  Financial   Officer  Pursuant  to
                    Securities Exchange Act of 1934 Rule 13a-14(a).

          (32) (a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of Sprint.

     (b) Reports on Form 8-K

          Sprint filed a Current Report on Form 8-K dated April 21, 2003, in which it reported that it announced first quarter 2003 results. The news release regarding first quarter 2003 results, which was furnished as an exhibit to the Current Report, included the following financial information:

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures Sprint Corporation FON Group - Local Division Selected Information Sprint Corporation PCS Group Net Customer Additions

          Sprint filed a Current Report on Form 8-K dated June 10, 2003, in which it reported that it would take second quarter earnings charges resulting from its decision to wind down its web hosting business and from executive separation agreements.

          Sprint filed a Current Report on Form 8-K dated July 28, 2003, in which it reported that it announced second quarter 2003 results. The news release regarding second quarter 2003 results, which was furnished as an exhibit to the Current Report, included the following financial information:

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures Sprint Corporation FON Group Operating Statistics
              Sprint Corporation PCS Group Operating Statistics

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


Dated:  August 12, 2003