Form 10-Q
period 2003-09-30
SPRINT CORP
filed 2003-11-12
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003
                               --------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    --------------------------
Commission file number               1-04721
                       ---------------------------------------------------------
                               SPRINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                KANSAS                                48-0457967
---------------------------------------  ---------------------------------------
       (State or other jurisdiction of             (IRS Employer
       incorporation or organization)              Identification No.)


               P.O. Box 7997, Shawnee Mission, Kansas 66207-0997
--------------------------------------------------------------------------------
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

Yes    X          No
   -----------      -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X          No
   -----------      -------

                            COMMON SHARES OUTSTANDING AT October 31, 2003:
                                FON COMMON STOCK     903,949,604
                                PCS COMMON STOCK:
                                 Series 1            847,630,317
                                 Series 2            187,445,330
                                CLASS A COMMON STOCK  43,118,018

                                                                   1
TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Financial Statements

                      Consolidated Financial Statements (including Consolidating Information)
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             5
                      Consolidated Balance Sheets                                                        9
                      Consolidated Statements of Cash Flows                                              13
                      Consolidated Statement of Shareholders' Equity                                     15
                      Condensed Notes to Consolidated Financial Statements                               17

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            35

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         55

             Item 4.  Controls and Procedures                                                            56

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  57

             Item 2.  Changes in Securities                                                              57

             Item 3.  Defaults Upon Senior Securities                                                    58

             Item 4.  Submission of Matters to a Vote of Security Holders                                58

             Item 5.  Other Information                                                                  58

             Item 6.  Exhibits and Reports on Form 8-K                                                   58

Signature                                                                                                60


Exhibits

(12)     Computation of Ratios of Earnings to Fixed Charges

(31)      (a)  Certification  of  Chief  Executive  Officer  Pursuant  to
               Securities Exchange Act of 1934 Rule 13a-14(a)

          (b)  Certification  of Chief Financial  Officer Pursuant to Securities
               Exchange Act of 1934 Rule 13a-14(a)

(32)      (a)  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

          (b)  Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.
               Section  1350,  As  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002



                                                                                                                             Part I.
                                                                                                                             Item 1.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Quarters Ended September 30,                                                             2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,714     $       6,798
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,034             2,995
   Selling, general and administrative                                                   1,644             1,900
   Depreciation and amortization                                                         1,251             1,258
   Restructuring and asset impairments                                                   1,223               121
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              7,152             6,274
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                   (438)              524

Interest expense                                                                          (335)             (345)
Intergroup interest charge                                                                   -                 -
Premium on early retirement of debt                                                         (2)                -
Other income (expense), net                                                                  4                74
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                    (771)              253
Income tax benefit                                                                         274               224
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                  (497)              477
Discontinued operation, net                                                                 (1)               42
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                         (498)              519

Preferred stock dividends (paid) received                                                   (2)               (1)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $       (500)    $         518
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


DIVIDENDS PER COMMON SHARE




                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).












   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$         (164)     $       (175)        $       3,538     $      3,816         $      3,340     $       3,157
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (164)             (175)                1,570            1,692                1,628             1,478
           (11)               (8)                  855              953                  800               955
             -                 -                   623              670                  628               588
             -                 -                 1,223              126                    -                (5)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (175)             (183)                4,271            3,441                3,056             3,016
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            11                 8                  (733)             375                  284               141

             -                 -                   (55)             (75)                (280)             (270)
             -                 -                    98               82                  (98)              (82)
             -                 -                    (2)               -                    -                 -
           (11)               (8)                   25               17                  (10)               65
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                  (667)             399                 (104)             (146)
             -                 -                   235               85                   39               139
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (432)             484                  (65)               (7)
             -                 -                    (1)              42                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (433)             526                  (65)               (7)

             -                 -                     2                2                   (4)               (3)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $        (431)    $        528         $        (69)    $         (10)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



                                         $       (0.48)    $       0.54         $      (0.07)    $       (0.01)
                                                     -             0.05                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $       (0.48)    $       0.59         $      (0.07)    $       (0.01)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 903.0            894.6               1,033.1           1,018.6
                                         --- ------------- -- -------------     -- ------------- --- -------------



                                         $       (0.48)    $       0.54         $      (0.07)    $       (0.01)
                                                     -             0.05                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $       (0.48)    $       0.59         $      (0.07)    $       (0.01)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 903.0            892.9               1,033.1           1,018.6
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $       0.125     $      0.125         $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                           Sprint Corporation
                                                                                     -------------------------------
(millions, except per share data)                                                             Consolidated
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Year-to-Date September 30,                                                               2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net Operating Revenues                                                            $     19,516     $      20,138
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        8,766             9,246
   Selling, general and administrative                                                   4,894             5,407
   Depreciation and amortization                                                         3,739             3,629
   Restructuring and asset impairments                                                   1,581               144
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                             18,980            18,426
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                                                                    536             1,712

Interest expense                                                                        (1,052)           (1,044)
Intergroup interest charge                                                                   -                 -
Premium on early retirement of debt                                                        (21)                -
Other income (expense), net                                                                (78)             (234)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                                                    (615)              434
Income tax benefit (expense)                                                               213                37
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations                                                  (402)              471
Discontinued operation, net                                                              1,321               120
Cumulative effect of change in
   accounting principles, net                                                              258                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                                                        1,177               591

Preferred stock dividends (paid) received                                                   (5)               (5)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock                                        $      1,172     $         586
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


DIVIDENDS PER COMMON SHARE



                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications                Sprint FON Group                       Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
$         (516)     $       (444)        $      10,649     $     11,559         $      9,383     $       9,023
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


          (516)             (444)                4,685            5,374                4,597             4,316
           (31)              (24)                2,677            2,875                2,248             2,556
             -                 -                 1,886            1,971                1,853             1,658
             -                 -                 1,571              126                   10                18
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

          (547)             (468)               10,819           10,346                8,708             8,548
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

            31                24                  (170)           1,213                  675               475

             -                 -                  (185)            (232)                (867)             (812)
             -                 -                   278              255                 (278)             (255)
             -                 -                   (21)               -                    -                 -
           (31)              (24)                   25             (181)                 (72)              (29)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------


             -                 -                   (73)           1,055                 (542)             (621)
             -                 -                    10             (261)                 203               298
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (63)             794                 (339)             (323)
             -                 -                 1,321              120                    -                 -

             -                 -                   258                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                 1,516              914                 (339)             (323)

             -                 -                     6                5                  (11)              (10)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $       1,522     $        919         $       (350)    $        (333)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



                                         $       (0.07)    $       0.89         $     (0.34)     $      (0.33)
                                                  1.47             0.14                    -                 -
                                                  0.29                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        1.69     $       1.03         $     (0.34)     $      (0.33)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 899.9            893.2             1,026.6           1,014.2
                                         --- ------------- -- -------------     -- ------------- --- -------------



                                         $       (0.07)    $       0.90         $     (0.34)     $      (0.33)
                                                  1.47             0.13                    -                 -
                                                  0.29                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
                                         $        1.69     $       1.03         $     (0.34)     $      (0.33)
                                         --- ------------- -- -------------     -- ------------- --- -------------
                                                 899.9            891.2             1,026.6           1,014.2
                                         --- ------------- -- -------------     -- ------------- --- -------------


                                         $       0.375     $      0.375         $          -     $           -
                                         --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                   Consolidated
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Quarters Ended September 30,                                                             2003              2002
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $      (498)     $        519
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                          4               (18)
   Income tax benefit (expense)                                                            (2)                7
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on securities
   during the period                                                                        2               (11)

   Reclassification adjustment for gains on securities
     included in net income (loss)                                                         (3)               (1)
   Income tax expense                                                                       1                 -
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income (loss)                                                           (2)               (1)

Reclassifications adjustment for foreign currency translation
   losses included in net income (loss), net                                                -                (7)

   Unrealized gains (losses) on qualifying cash flow hedges                                (4)                6
   Income tax benefit (expense)                                                             1                (2)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on qualifying
   cash flow hedges during the period                                                      (3)                4
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total other comprehensive loss                                                             (3)              (15)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $      (501)     $        504
                                                                                  -- ------------- --- -------------



























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ------------------------------- --     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $       (433)     $       526          $       (65)     $         (7)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                    4              (18)                   -                 -
             -                 -                   (2)               7                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    2              (11)                   -                 -


             -                 -                   (3)              (1)                   -                 -
             -                 -                    1                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (2)              (1)                   -                 -


             -                 -                    -                -                    -                (7)

             -                 -                   (4)               6                    -                 -
             -                 -                    1               (2)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (3)               4                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (3)              (8)                   -                (7)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $       (436)     $       518          $       (65)     $        (14)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)                                                                                Sprint Corporation
                                                                                     -------------------------------
(millions)                                                                                   Consolidated
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Year-to-Date September 30,                                                               2003              2002
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income (Loss)                                                                 $     1,177      $        591
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains (losses) on securities                                         44               (48)
   Income tax benefit (expense)                                                           (17)               19
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains (losses) on securities
   during the period                                                                       27               (29)

   Reclassification adjustment for gains on securities
     included in net income (loss)                                                         (6)               (2)
   Income tax expense                                                                       3                 -
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Reclassifications adjustment for gains included in
   net income (loss)                                                                       (3)               (2)

Foreign currency translation adjustments                                                   (1)                3

Reclassifications adjustment for foreign currency translation
   losses included in net income (loss), net                                                -                (7)

   Unrealized gains (losses) on qualifying cash flow hedges                               (34)               34
   Income tax benefit (expense)                                                            13                (8)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized gains (losses) on qualifying
   cash flow hedges                                                                       (21)               26
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)                                                     2                (9)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                                                       $     1,179      $        582
                                                                                  -- ------------- --- -------------

























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).








   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
-------------------------------------    ----------------------------------     ----------------------------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $      1,516      $       914          $      (339)     $       (323)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                   44              (48)                   -                 -
             -                 -                  (17)              19                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   27              (29)                   -                 -


             -                 -                   (6)              (2)                   -                 -
             -                 -                    3                -                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                   (3)              (2)                   -                 -

             -                 -                   (1)              (2)                   -                 5


             -                 -                    -                -                    -                (7)

             -                 -                  (34)              34                    -                 -
             -                 -                   13               (8)                   -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  (21)              26                    -                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                    2               (7)                   -                (2)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

$            -      $          -         $      1,518      $       907          $      (339)     $       (325)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED BALANCE SHEETS
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions)                                                                                       Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,     December 31,
                                                                                            2003             2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $        2,601    $        1,035
       Accounts receivable, net of consolidated allowance for doubtful accounts of
          $284 and $414                                                                         2,907             2,951
       Inventories                                                                                582               682
       Deferred tax asset                                                                          16               806
       Current tax benefit receivable from the FON Group                                            -                 -
       Prepaid expenses                                                                           327               360
       Intergroup receivable                                                                        -                 -
       Other                                                                                      210               244
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,643             6,078

     Assets of discontinued operation                                                               -               391

     Property, plant and equipment
       FON Group                                                                               35,220            35,055
       PCS Group                                                                               18,306            16,978
-------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                     53,526            52,033
       Accumulated depreciation                                                               (26,139)          (23,288)
-------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                       27,387            28,745

     Investments in and advances to affiliates                                                     30                73

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       3,393             4,620
        Other intangibles                                                                          29                26
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       7,823             9,047
        Accumulated amortization                                                                   (3)               (2)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         7,820             9,045

     Other assets                                                                               1,016               961
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       42,896    $       45,293
                                                                                      -----------------------------------




















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).









   Eliminations/Reclassifications              Sprint FON Group                         Sprint PCS Group
-------------------------------------   -----------------------------------    -----------------------------------
     September 30,     December 31,         September 30,    December 31,         September 30,     December 31,
         2003              2002                 2003             2002                 2003              2002
-------------------------------------   -----------------------------------    -----------------------------------
      (Unaudited)                            (Unaudited)                           (Unaudited)


   $         -       $         -          $     1,145      $       641          $      1,456      $        394

             -                 -                1,525            1,650                 1,382             1,301
             -                 -                  215              219                   367               463
             -                 -                   16               42                     -               764
          (186)                -                    -                -                   186                 -
             -                 -                  166              215                   161               145
          (561)             (536)                 561              536                     -                 -
             -                 -                  130              114                    80               130
-------------------------------------   -----------------------------------    -----------------------------------
          (747)             (536)               3,758            3,417                 3,632             3,197

             -                 -                    -              391                     -                 -


             -                 -               35,220           35,055                     -                 -
             -                 -                    -                -                18,306            16,978
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -               35,220           35,055                18,306            16,978
           (48)              (46)             (19,061)         (18,161)               (7,030)           (5,081)
-------------------------------------   -----------------------------------    -----------------------------------
           (48)              (46)              16,159           16,894                11,276            11,897

          (279)             (280)                 252              252                    57               101


             -                 -                   27               27                 4,374             4,374
             -                 -                  300            1,520                 3,093             3,100
             -                 -                   26               24                     3                 2
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                  353            1,571                 7,470             7,476
             -                 -                   (3)              (2)                    -                 -
-------------------------------------   -----------------------------------    -----------------------------------
             -                 -                  350            1,569                 7,470             7,476

             -                 -                  682              610                   334               351
-------------------------------------   -----------------------------------    -----------------------------------


   $    (1,074)      $      (862)         $    21,201      $    23,133          $     22,769      $     23,022
-------------------------------------   -----------------------------------    -----------------------------------




CONSOLIDATED BALANCE SHEETS (continued)
                                                                                              Sprint Corporation
                                                                                      -----------------------------------
(millions, except per share data)                                                                Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,     December 31,
                                                                                            2003              2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $         979    $       1,887
       Current maturities of intergroup debt                                                        -                -
       Accounts payable                                                                         1,996            2,151
       Accrued interconnection costs                                                              585              626
       Accrued taxes                                                                              364              358
       Advance billings                                                                           555              510
       Accrued restructuring costs                                                                155              277
       Payroll and employee benefits                                                              471              579
       Accrued interest                                                                           337              416
       Intergroup payable                                                                           -                -
       Other                                                                                      994            1,004
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                6,436            7,808

     Liabilities of discontinued operation
        Current tax benefit payable to the PCS Group                                                -               -
        Other                                                                                       -              299

     Noncurrent liabilities
       Long-term debt and capital lease obligations                                            17,025           18,405
       Intergroup debt                                                                              -                -
       Equity unit notes                                                                        1,725            1,725
       Deferred income taxes                                                                    1,839            2,025
       Postretirement and other benefit obligations                                             1,385            1,712
       Other                                                                                      945              769
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            22,919           24,636

     Redeemable preferred stock                                                                   247              256

     Shareholders' equity
       Common stock
         Class A FT, par value $0.00 per share and $0.50 per share, 100.0 shares
            authorized, 43.1 shares issued and outstanding                                          -               22
         FON, par value $2.00 per share, 4,200.0 shares authorized, 903.6 and 895.1
            shares issued and outstanding                                                       1,807            1,790
         PCS, par value $1.00 per share, 4,600.0 shares authorized, 1,034.9 and
            999.8 shares issued and outstanding                                                 1,035            1,000
       Capital in excess of par or stated value                                                10,060            9,931
       Retained earnings                                                                        1,091              252
       Accumulated other comprehensive loss                                                      (699)            (701)
       Combined attributed net assets                                                               -                -
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,294           12,294
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      42,896    $      45,293
                                                                                      -----------------------------------









                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).







  Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
------------------------------------    -----------------------------------   -----------------------------------
     September 30,     December 31,        September 30,      December 31,       September 30,      December 31,
          2003             2002                 2003               2002               2003              2002
------------------------------------    -----------------------------------   -----------------------------------
      (Unaudited)                           (Unaudited)                           (Unaudited)


   $         -      $         -          $        42       $     1,234          $       937      $        653
             -                -               (1,110)                -                1,110                 -
             -                -                  734               808                1,262             1,343
             -                -                  575               614                   10                12
           (11)               -                  222               122                  153               236
             -                -                  225               232                  330               278
             -                -                  152               251                    3                26
             -                -                  471               488                    -                91
             -                -                   68               116                  269               300
          (561)            (536)                   -                 -                  561               536
           (48)             (46)                 530               545                  512               505
------------------------------------    -----------------------------------   -----------------------------------
          (620)            (582)               1,909             4,410                5,147             3,980


          (175)               -                  175                 -                    -                 -
             -                -                    -               299                    -                 -


             -                -                2,789             3,142               14,236            15,263
             -                -                    -              (406)                   -               406
             -                -                    -                 -                1,725             1,725
             -                -                1,535             1,825                  304               200
             -                -                1,298             1,677                   87                35
             -                -                  392               362                  553               407
------------------------------------    -----------------------------------   -----------------------------------
             -                -                6,014             6,600               16,905            18,036

          (279)            (280)                   -                10                  526               526




             -               22                    -                 -                    -                 -

         1,807            1,790                    -                 -                    -                 -

         1,035            1,000                    -                 -                    -                 -
        10,060            9,931                    -                 -                    -                 -
         1,091              252                    -                 -                    -                 -
          (699)            (701)                   -                 -                    -                 -
       (13,294)         (12,294)              13,103            11,814                  191               480
------------------------------------    -----------------------------------   -----------------------------------

             -                -                    -                 -                    -                 -
------------------------------------    -----------------------------------   -----------------------------------

   $    (1,074)     $      (862)         $    21,201       $    23,133          $    22,769      $     23,022
------------------------------------    -----------------------------------   -----------------------------------




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)                                                                                   Sprint Corporation
                                                                                     ----------------------------------
                                                                                               Consolidated
------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date September 30,                                                                 2003             2002
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $      1,177     $        591
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Discontinued operation, net                                                            (1,321)            (120)
     Cumulative effect of change in accounting principle, net                                 (258)               -
     Equity in net (gains) losses of affiliates                                                 45              105
     Depreciation and amortization                                                           3,739            3,629
     Deferred income taxes                                                                     440              526
     Net losses on write-down of assets                                                      1,568              396
     Changes in assets and liabilities:
         Accounts receivable, net                                                               44              325
         Inventories and other current assets                                                  174             (159)
         Accounts payable and other current liabilities                                     (1,226)            (665)
         Affiliate receivables and payables, net                                                 -                -
         Noncurrent assets and liabilities, net                                               (148)             (57)
     Other, net                                                                                145             (145)
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities                                                    4,379            4,426
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (2,352)          (3,628)
Investments in and loans to other affiliates, net                                              (16)             (14)
Investments in debt securities                                                                 (91)               -
Net proceeds from sales of assets                                                               81               97
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities                                                       (2,378)          (3,545)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from debt                                                                              44            6,023
Payments on debt                                                                            (2,386)          (6,286)
Dividends paid                                                                                (343)            (341)
Other, net                                                                                      20               44
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided (used) by financing activities of continuing operations                   (2,665)            (560)
------------------------------------------------------------------------------------ --- ------------- -- -------------

------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                            2,230              104
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                  1,566              425
Cash and Equivalents at Beginning of Period                                                  1,035              313
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,601     $        738
                                                                                     --- ------------- -- -------------











                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).









   Eliminations/Reclassifications               Sprint FON Group                        Sprint PCS Group
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
          2003              2002                 2003             2002                 2003              2002
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



   $         -       $         -          $     1,516      $       914          $      (339)      $      (323)


             -                 -               (1,321)            (120)                   -                 -
                               -                 (258)               -                    -                 -
             -                 -                   (2)              12                   47                93
             -                 -                1,886            1,971                1,853             1,658
             -                 -                 (428)             376                  868               150
             -                 -                1,558              395                   10                 1

             -                 -                  125              335                  (81)              (10)
           711                16                   44              (66)                (581)             (109)
          (711)              (16)                (286)            (891)                (229)              242
             -                 -                   14              (28)                 (14)               28
             -                 -                 (351)             (37)                 203               (20)
             -                 -                   97             (122)                  48               (23)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                2,594            2,739                1,785             1,687
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -               (1,141)          (1,550)              (1,211)           (2,078)
             -                 -                    -              (26)                 (16)               12
                                                  (91)               -                    -                 -
             -                 -                   80               66                    1                31
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -               (1,152)          (1,510)              (1,226)           (2,035)
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------



             -                 -                   44            1,287                    -             4,736
             -                 -               (2,335)          (2,270)                 (51)           (4,016)
             -                 -                 (332)            (330)                 (11)              (11)
             -                 -                  (20)             (53)                  40                97
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -               (2,643)          (1,366)                 (22)              806
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------
             -                 -                1,705              104                  525                 -
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

             -                 -                  504              (33)               1,062               458
             -                 -                  641              134                  394               179
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------

   $         -       $         -          $     1,145      $       101          $     1,456       $       637
----- ------------- --- -------------    --- ------------- -- -------------     -- ------------- --- -------------




CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)                                 Sprint Corporation
(millions)
Year-to-date September 30, 2003
----------------------------------------------------------------------------------------------------------------
                                                                                                   Capital in
                                                                     FON              PCS          Excess of
                                                  Class A FT        Common           Common      Par or Stated
                                                 Common Stock       Stock            Stock           Value
----------------------------------------------------------------------------------------------------------------

Beginning 2003 balance                        $         22    $      1,790    $    1,000       $      9,931
Net income (loss)                                        -               -             -                  -
FON common stock dividends                               -               -             -                  -
PCS preferred stock dividends                            -               -             -                 (5)
Conversion of PCS common stock
   underlying Class A common stock                     (22)              -            22                  -
FON Series 1 common stock issued                         -              17             -                 97
PCS Series 1 common stock issued                         -               -            13                 37
Other, net                                               -               -             -                  -
----------------------------------------------------------------------------------------------------------------

September 2003 balance                        $          -    $      1,807    $    1,035       $     10,060
                                              ------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------------------------------------------
Beginning 2003 balance                                43.1           895.1          999.8
FON Series 1 common stock issued                        -              8.5             -
PCS Series 1 common stock issued                        -               -            13.5
Conversion of Class A FT                                -               -            21.6
------------------------------------------------------------------------------------------------

September 2003 balance                                43.1           903.6        1,034.9
                                              --------------------------------------------------
































                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).









------------------------------------------------------------------------------------
                   Accumulated
                      Other
     Retained     Comprehensive    Consolidated   Combined Attributed Net Assets
     Earnings          Loss           Total     Sprint FON Group Sprint PCS Group
------------------------------------------------------------------------------------

$       252      $     (701)     $   12,294    $      11,814     $        480
      1,177               -           1,177            1,516             (339)
       (338)              -            (338)            (338)               -
          -               -              (5)               6              (11)

          -               -               -                -                -
          -               -             114              114                -
          -               -              50                -               50
          -               2               2               (9)              11
------------------------------------------------------------------------------------

$     1,091      $     (699)     $   13,294    $      13,103     $        191
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

Intergroup Transactions

The PCS Group uses the long distance operation of the FON Group as its interexchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Also included in these amounts are goods capitalized by the PCS Group. Charges to the PCS Group for these items totaled $163 million and $175 million in the 2003 and 2002 third quarters and $513 million and $500 million in the 2003 and 2002 year-to-date periods, respectively. The intercompany profit on capitalized charges totaled $1 million and $4 million in the 2003 and 2002 third quarters and $4 million and $8 million in the 2003 and 2002 year-to-date periods, respectively. The service charges less capitalized charges are included in the FON Group's net operating revenues and in the PCS Group's costs of services and products.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $2 million in the 2003 third quarter, $7 million in the 2003 year-to-date period and $4 million in the 2002 third quarter. In the 2002 year-to-date period, the PCS Group credited the FON Group for $48 million. This credit was primarily related to proceedings initiated by the Federal Communications Commission (FCC) in 2001 to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers.

The FON Group charges the PCS Group a return on investment or capital carrying charge for the use of FON Group owned capital assets. Charges to the PCS Group for this item totaled $11 million and $8 million in the 2003 and 2002 third quarters and $31 million and $24 million in the 2003 and 2002 year-to-date periods, respectively. These amounts are included in the FON Group's other income and the PCS Group's operating expenses.

Allocation of Shared Services

Sprint directly assigns, where possible and practical, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit's relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups had been operating on a stand-alone basis.

The FON Group provides facilities, information services and certain other services to the PCS Group. Charges to the PCS Group for these services totaled $140 million and $100 million in the 2003 and 2002 third quarters and $399 million and $235 million in the 2003 and 2002 year-to-date periods, respectively. This increase primarily reflects the transition of the PCS Group to shared facilities managed by the FON Group. Previously the PCS Group had separate facilities, and thus a direct cost. Group direct costs for these facilities have dropped proportionately for these allocated shared services. Also included in these amounts are charges that were capitalized by the PCS Group. These capitalized charges totaled $8 million and $6 million in the 2003 and 2002 third quarters and $17 million and $11 million in the 2003 and 2002 year-to-date periods, respectively. The service charges less capitalized charges are included in the PCS Group's operating expenses.

Costs for shared services totaled approximately $348 million and $131 million in the 2003 and 2002 third quarters and $890 million and $383 million in the 2003 and 2002 year-to-date periods, respectively. The percentage of these costs allocated to the PCS Group were approximately 47% and 31% in the 2003 and 2002 third quarters and 47% and 29% in the 2003 and 2002 year-to-date periods, respectively, with the balance allocated to the FON Group. The increase in total costs for shared services is driven by the consolidation of Sprint's Network, Information Technology, and Billing and Accounts Receivable organizations announced in the 2002 fourth quarter. As a result of synergies from these consolidations, group direct costs for these services have dropped more than proportionately for these allocated shared services. The allocation of shared services may change at the discretion of Sprint's Board and does not require shareholder approval.

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

Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint's actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group's interest expense and totaled $98 million and $82 million in the 2003 and 2002 third quarters and $278 million and $255 million in the 2003 and 2002 year-to-date periods, respectively. These amounts are reflected in the "Intergroup interest charge" on the Consolidated Statements of Operations.

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

The allocation of federal and state income taxes between the groups may change at the discretion of Sprint's Board and does not require shareholder approval.

--------------------------------------------------------------------------------
2.  Investments
--------------------------------------------------------------------------------

Investments in Securities

The cost of investments in marketable equity securities, which is included in "Other assets" in the Consolidated Balance Sheets, was $136 million at the end of September 2003 and $95 million at December 31, 2002. Accumulated unrealized holding gains were $27 million, gross and $17 million, net of income taxes, at the end of September 2003. Comparatively, as of December 31, 2002, the accumulated unrealized holding losses were $20 million, gross and $12 million, net of income taxes, and accumulated unrealized holding gains were $10 million, gross and $6 million, net of income taxes. Both gains and losses are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

During the 2003 third quarter, Sprint invested in marketable debt securities in the amount of $250 million. At September 30, 2003, $91 million of this amount was included in "Current assets--Other" and "Other assets" in the Consolidated Balance Sheet. The remaining $159 million have maturities of less than 90 days and was included in "Cash and equivalents." Accumulated unrealized holding gains were immaterial as of September 30, 2003.

During the 2003 second quarter, Sprint converted its remaining EarthLink preferred shares into 18 million common shares and sold 10.8 million shares to EarthLink, Inc. and in the open market for $66 million. Sprint recognized a $3 million loss on the sales. At the end of September 2003, Sprint held 18.9 million EarthLink common shares. These shares are hedged with variable prepaid forward contracts, maturing from November 2004 to November 2005.

Sprint's cost method investment in EarthLink preferred shares, which is also included in "Other assets" on the Consolidated Balance Sheet, was $116 million at the end of December 2002.

Investments in and Advances to Affiliates

At the end of September 2003, investments accounted for using the equity method consisted primarily of the PCS Group's $57 million investment in Virgin Mobile, U.S.A. (Virgin). At the end of September 2002, investments accounted for using the equity method consisted primarily of the PCS Group's investment in SVC BidCo L.P. (BidCo), and Virgin. During the 2002 fourth quarter, the PCS Group's investment in BidCo was dissolved.

In the 2003 third quarter, a Sprint subsidiary agreed to guarantee a $20 million term-loan facility entered into by Virgin to fund working capital needs. The facility expires on December 31, 2004. If required to perform, Sprint would acquire Virgin's subscriber base. The fair value of this liability is recorded in `Noncurrent liabilities - Other' in the Consolidated Balance Sheet in the amount of $5 million. Additionally, in the 2003 third quarter, Sprint's board authorized additional cash funding for the joint venture in the amount of $30 million.

In the 2003 third quarter, Sprint evaluated its investment in Virgin and determined this interest does not meet the qualifications of a variable interest entity.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                                          Quarters Ended                      Year-to-Date
                                                          September 30,                      September 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Results of operations
   Net operating revenues                      $       221      $       145       $       568       $       529
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Operating loss                              $       (34)     $       (21)      $       (88)      $      (143)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Net loss                                    $       (77)     $       (15)      $      (162)      $      (396)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Equity in net losses of affiliates             $       (17)     $        (3)      $       (45)      $      (105)
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

Adoption of SFAS No. 143 affected the cost of removal historically recorded by the FON Group's local division. Consistent with regulatory requirements and industry practice, the local division historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, the FON Group recorded a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million. The annual impact of this accounting change on income from continuing operations is an expected decrease to the FON Group's 2003 depreciation expense of approximately $40 million and an increase to 2003 expenses incurred for removal costs of approximately $20 million recognized ratably over the year.

The following table illustrates the effect on net income (loss) had Sprint applied SFAS No. 143 in the 2002 comparative periods:

                                                                     Sprint FON Group
                                       -----------------------------------------------------------------------------
                                           Quarters Ended September 30,            Year-to-Date September 30,
                                       --- --------------- -- --------------- --- -------------- --- ---------------
                                                2003               2002               2003                2002
-------------------------------------- --- --------------- -- --------------- --- -------------- --- ---------------
                                                                        (millions)
Net income (loss), as reported          $      (433)       $       526         $     1,516        $       914
Deduct:  Cumulative effect of change
    in accounting principle, net of
    related tax effects                           -                  -                (258)                 -
Add:  Historically accrued cost of
    removal included in depreciation
    reserves, less cash removal
    expenses, net of related tax
    effects                                       -                  1                   -                  7
-------------------------------------- --- --------------- -- --------------- --- -------------- --- ---------------

Pro forma net income (loss)             $      (433)       $       527         $     1,258        $       921
                                       --- --------------- -- --------------- --- -------------- --- ---------------

--------------------------------------------------------------------------------
4. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-date September 30, 2003                                   Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $       (216)     $        (26)      $      (190)
Effect of:
   State income taxes, net of federal income tax effect                  2                14               (12)
   Other, net                                                            1                 2                (1)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $       (213)     $        (10)      $      (203)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                            34.6%              13.7%             37.5%
                                                              --- ------------- --- -------------- -- --------------


                                                                     Sprint            Sprint            Sprint
                                                                  Corporation            FON               PCS
Year-to-date September 30, 2002                                   Consolidated          Group             Group
------------------------------------------------------------- --- ------------- --- -------------- -- --------------
                                                                                   (millions)
Income tax expense (benefit) at the federal statutory rate    $        152      $        369       $      (217)
Effect of:
   State income taxes, net of federal income tax effect                  5                25               (20)
   Equity in losses of foreign joint ventures                          (56)                1               (57)
   Decrease in valuation allowance for previous investment
      write-downs                                                     (130)             (130)                -
   Other, net                                                           (8)               (4)               (4)
------------------------------------------------------------- --- ------------- --- -------------- -- --------------

Income tax expense (benefit)                                  $        (37)     $        261       $      (298)
                                                              --- ------------- --- -------------- -- --------------

Effective income tax rate                                              NM               24.7%             48.0%
                                                              --- ------------- --- -------------- -- --------------


NM=Not meaningful

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley. Due to the anticipated gain on this sale, Sprint recognized $292 million of tax benefits in the 2002 third quarter on previously recorded investment losses. The difference between the benefit recognized in the 2002 third quarter and the 2002 year-to-date impact reflected in the above reconciliation consists primarily of the tax benefits on equity losses and the write down of EarthLink, Inc. stock that occurred in the 2002 first and second quarters.

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

Sprint enters into fair value hedges through credit forward contracts which hedge changes in fair value of certain debt issues.

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

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. During the period ending September 30, 2003, Sprint held fair-value interest rate swaps. The cash flow hedges held by Sprint matured in the 2002 second quarter.

Sprint recorded a $39 million increase in the 2003 third quarter and year-to-date periods resulting from changes in the fair value of the interest rate swaps. The increase in value for these swaps has been recorded in "Other non-current assets" in the Consolidated Balance Sheet. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying "Long-term debt."

Sprint recorded a $12 million pre-tax increase in the 2002 year-to-date period resulting from gains on cash flow hedges. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" in the Consolidated Statements of Comprehensive Income (Loss).

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative losses on stock warrants were immaterial in the 2003 third quarter and 2003 year-to-date period.

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

Sprint recorded a $3 million after-tax decrease to other comprehensive income in the 2003 third quarter and a $21 million after tax decrease for the 2003 year-to-date period resulting from losses on these cash flow hedges. Sprint recorded a $4 million after-tax increase to other comprehensive income in the 2002 third quarter and a $14 million after tax increase for the 2002 year-to-date period. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" in the Consolidated Statements of Comprehensive Income (Loss).

Credit Forward Contracts

As there is high correlation between the credit forward contracts and the debt issues being hedged, fluctuations in the value of the credit forward contracts are generally offset by changes in the fair value of the debt issues. A nominal amount was recorded in Sprint's Consolidated Statements of Operations in the 2003 third quarter and year-to-date periods on this investment. The contracts matured in the 2003 third quarter.

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

--------------------------------------------------------------------------------
6.  Restructuring and Asset Impairment
--------------------------------------------------------------------------------

Restructuring Activity

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business. Restructurings of other global markets division operations also occurred in the continuing effort to create a more efficient cost structure (Global Markets Web Hosting Wind-down). These decisions resulted in pre-tax charges of $348 million in the 2003 second quarter and $2 million in the 2003 third quarter consisting of asset write-offs and severance costs associated with work force reductions. The charge for asset impairments was $337 million and the remaining $13 million was accrued for employee terminations. The severance charges are associated with the involuntary employee separation of approximately 750 employees. In connection with the wind-down of the web hosting business, Sprint will record additional charges for facility lease terminations, customer migration, employee termination, and other wind-down costs in subsequent periods. As of September 30, 2003, approximately 350 of the employee separations had been completed. Sprint expects the aggregate pre-tax charge to be approximately $400 million to $475 million. Sprint expects to pay the majority of severance and other exit costs in the next nine months.

In the 2002 fourth quarter, Sprint announced a consolidation in its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as in other areas of the Company, in the ongoing effort to streamline operations and maintain a competitive cost structure (One Sprint Consolidation). These decisions resulted in a $146 million pre-tax charge consisting of severance costs associated with work force reductions totaling $58 million, and the remaining $88 million accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge is associated with the involuntary employee separation of approximately 2,100 employees. As of September 30, 2003, substantially all of the employee separations had been completed. Sprint expects to pay the majority of severance and other exit costs by March 31, 2004.

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

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions' web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating E/solutions' customer service operations into Network Services. Additionally, Sprint announced that its global markets division would discontinue offering and internally supporting facilities-based Digital Subscriber Line (DSL) services to customers (collectively, the Global Markets Consolidation). These decisions resulted in a $202 million pre-tax charge. The charge for asset impairments was $142 million, severance costs totaled $22 million, and the remaining $38 million was accrued for other exit costs associated with the termination of real estate leases and other contractual obligations. The severance charge was associated with the involuntary employee separation of approximately 1,100 employees. As of September 30, 2002, substantially all of the employee separations had been completed. As of September 30, 2003, the remaining liability primarily represents lease termination costs.

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

This activity is summarized as follows:

----------------------------------------------------------------------------------------------------------------------

                                                                      2003 Activity
                                                         -----------------------------------------

                                         December 31,         Total                                   September 30,
                                        2002 Liability     Restructuring    Cash       Non-cash/     2003 Liability
                                            Balance           Charge      Payments    Adjustments        Balance
----------------------------------------------------------------------------------------------------------------------
                                                                       (millions)
Restructuring Events - 2003
   Global Markets Web Hosting
   Wind-down
      Severance                      $         -         $     13       $      7     $     -      $         6

Restructuring Events - 2002
   One Sprint Consolidation
      Severance                               58                -             40           -               18
      Other exit costs                        51                -              4           -               47
   PCS Consolidation
      Severance                               22                -             17           -                5
      Other exit costs                        16                -              3          (3)              10
   Global Markets Consolidation
      Severance                                8                -              8           -                -
      Other exit costs                        30                -              9           -               21
   PCS Customer Service Center
   Closures
      Other exit costs                         2                -              1           -                1

Restructuring Events - 2001
   Sprint ION Termination
      Severance                               43                -             19           -               24
      Other exit costs                        47                -             15          (9)              23
----------------------------------------------------------------------------------------------------------------------

Total                                $        277        $     13       $    123     $    (12)    $        155
                                    ----------------------------------------------------------------------------------

Other Asset Impairments

In the 2003 third quarter, the FON Group's global markets division recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the fair value of its MMDS spectrum. Sprint's ongoing evaluation of business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required a revaluation of the fair value of the asset. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

In the 2003 first quarter, the PCS Group recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

--------------------------------------------------------------------------------
7.  Discontinued Operation
--------------------------------------------------------------------------------

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 third quarter, Sprint recognized a loss of $1 million primarily related to a state tax rate true-up. The pretax gain recognized in the year-to-date period was $2.14 billion, $1.32 billion after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements. Summary financial information is as follows:

                                                                       September 30,      December 31,
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
                                                                      -- -------------- -- --------------


                                                                                Quarters Ended
                                                                                September 30,
                                                                      -- -------------- -- --------------
                                                                             2003              2002
                  --------------------------------------------------- -- -------------- -- --------------
                                                                                  (millions)
                     Net operating revenues                           $         -       $       133
                                                                      -- -------------- -- --------------
                     Income before income taxes                       $         -       $        66
                                                                      -- -------------- -- --------------


                                                                                 Year-to-Date
                                                                                September 30,
                                                                      -- -------------- -- --------------
                                                                             2003              2002
                  --------------------------------------------------- -- -------------- -- --------------
                                                                                  (millions)
                     Net operating revenues                           $         5       $       409
                                                                      -- -------------- -- --------------
                     Income before income taxes                       $         5       $       193
                                                                      -- -------------- -- --------------


At September 30, 2003, the FON Group had a current tax payable to the PCS Group related to the gain on the sale of the directory publishing business in the amount of $175 million for the tax allocation between the PCS Group and the FON Group under the tax sharing agreement.

--------------------------------------------------------------------------------
8. Short-term Borrowings and Current Maturities of Long-term Debt
--------------------------------------------------------------------------------

In the 2003 third quarter, Sprint repaid, before scheduled maturities, $334 million of its current maturities of long-term debt. The debt consisted of $34 million of senior notes with interest rates ranging from 5.7% to 5.9% and the $300 million Export Development Canada loan with an interest rate of 2.8%. Sprint recorded a discount of $3 million associated with the repayment of the senior notes.

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

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. See further discussion in Note 9.

At the end of the 2003 third quarter, there was $1.1 billion of current maturities of intergroup debt on the PCS Group balance sheet. This is comprised of the senior notes purchased in the first and third quarters of 2003. As a result of the FON Group's prepayment of the notes the allocated debt is reflected as intergroup debt in the PCS Group balance sheet. The intergroup debt is eliminated in the Consolidated Balance Sheet.

In February 2003, Sprint prepaid the $455 million balance  outstanding  relating
to  the  global  markets  division  accounts  receivable  asset   securitization
facility.

--------------------------------------------------------------------------------
9.  Long-term Debt and Capital Lease Obligations
--------------------------------------------------------------------------------

In the 2003 third quarter, Sprint repaid, before scheduled maturities, $84 million of its local division's first mortgage bonds. These bonds had interest rates ranging from 9.1% to 9.3% and maturity dates ranging from 2019 to 2021. Sprint recorded a premium of $5 million associated with this repayment.

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. The notes had an interest rate of 5.9% and a maturity date of May 1, 2004. A premium of $13 million was paid as part of the tender offer. The notes were allocated to the PCS Group and reflected as long-term debt at the time of the tender offer. As a result of the FON Group's repayment of the notes, the allocated debt was reflected as intergroup debt on the PCS Group balance sheet. The notes are scheduled to be paid to the FON Group in the 2004 second quarter. At the end of the 2003 third quarter, the allocated debt is reflected as current maturities of intergroup debt on the PCS balance sheet. The intergroup debt is eliminated in the Consolidated Balance Sheet.

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

                                                                        Sprint FON Group
                                              ----------------------------------------------------------------------
                                                          Quarters Ended                      Year-to-Date
                                                          September 30,                      September 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                (millions, except per share data)
Net income (loss), as reported                 $      (433)     $        526      $      1,516      $        914
Add:  Stock-based employee compensation
   expense included in reported net income
   (loss), net of related tax effects
                                                         6                 1                14                 2
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          (14)              (23)              (53)              (70)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Pro forma net income (loss)                   $       (441)     $        504      $      1,477     $         846
                                              --- ------------- -- -------------- -- ------------- --- -------------

Earnings (loss) per common share:
   Basic - as reported                         $     (0.48)     $       0.59      $       1.69      $       1.03
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Basic - pro forma                           $     (0.49)     $       0.57      $       1.65      $       0.95
                                              --- ------------- -- -------------- -- ------------- --- -------------

   Diluted - as reported                       $     (0.48)     $       0.59      $       1.69      $       1.03
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Diluted - pro forma                         $     (0.49)     $       0.57      $       1.65      $       0.95
                                              --- ------------- -- -------------- -- ------------- --- -------------


                                                                        Sprint PCS Group
                                              ----------------------------------------------------------------------
                                                          Quarters Ended                      Year-to-Date
                                                          September 30,                      September 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                (millions, except per share data)
Net loss, as reported                          $        (65)    $          (7)    $       (339)     $       (323)
Add:  Stock-based employee compensation
   expense included in reported net loss,
   net of related tax effects
                                                          4                 1               11                 2
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                           (19)              (34)             (73)              (97)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Pro forma net loss                            $         (80)    $         (40)    $       (401)    $        (418)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Loss per common share:
   Basic - as reported                         $      (0.07)    $      (0.01)     $      (0.34)     $      (0.33)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Basic - pro forma                           $      (0.08)    $      (0.04)     $      (0.40)     $      (0.42)
                                              --- ------------- -- -------------- -- ------------- --- -------------

   Diluted - as reported                       $      (0.07)    $      (0.01)     $      (0.34)     $      (0.33)
                                              --- ------------- -- -------------- -- ------------- --- -------------
   Diluted - pro forma                         $      (0.08)    $      (0.04)     $      (0.40)     $      (0.42)
                                              --- ------------- -- -------------- -- ------------- --- -------------

Sprint recognized pre-tax charges of $14 million in the 2003 third quarter and $23 million in the year-to-date period related to stock-based grants issued in 2003. In 2002, pre-tax charges of $2 million in the third quarter and $5 million in the year-to-date period were recognized for grants of restricted stock made in 2002 and previous years.

In the 2003 second quarter, Sprint recognized pre-tax charges of $15 million of non-cash expense in connection with separation agreements agreed to by Sprint and William T. Esrey, former chairman and chief executive officer; Ronald T. LeMay, former president and chief operating officer; and J. Richard Devlin, former  executive  vice  president  -  general  counsel,  external  affairs  and corporate secretary. The charges were associated with accounting for modifications which accelerated vesting and extended exercise periods of stock options granted in prior periods, as required by SFAS No. 123 "Accounting for Stock-Based Compensation." Most of the FON options had exercise prices that were approximately two times the market price at the modification date, while most of the PCS options had exercise prices that were approximately five times the market price at the modification date. The charge to earnings in the second quarter was approximately one cent per share each for the FON Group and the PCS Group.

--------------------------------------------------------------------------------
12.  Litigation, Claims and Assessments
--------------------------------------------------------------------------------

In March 2003, settlements subject to court approval were announced in both a derivative action and a securities class action filed by institutional stockholders. The derivative settlement includes the adoption of certain corporate governance enhancements, certain restrictions on stock and options by individual defendants, and the payment of plaintiff's attorneys' fees in Sprint stock, for which Sprint reserved $5 million in the 2003 first quarter in other income (expense), net. The securities class action settlement provides for the payment of a total of $50 million to the plaintiff class. Sprint reserved $45 million, representing the settlement amount net of undisputed insurance coverage, in the 2003 first quarter in other income (expense), net. In the 2003 third quarter, Sprint recorded $17 million in an additional insurance recovery related to this action. Sprint remains in negotiations with its insurance carriers regarding remaining coverage.

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. However, a nationwide settlement of these claims was recently approved by the U.S. District Court for the Northern District of Illinois, which has enjoined all other similar cases. Objectors have appealed the preliminary approval order and injunction to the Seventh Circuit Court of Appeals. Sprint has previously accrued for the estimated settlement costs of these suits.

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

In July 2003, the Inspector General of the General Services Administration (GSA) recommended that the GSA Debarment Official consider whether to initiate debarment proceedings against Sprint. The recommendation was based on a billing error related to Sprint's FTS2001 contract with the GSA. In June 2003, Sprint reached agreement with the Justice Department to pay the government $5.2 million, an amount twice the estimate of the amount over billed and an amount that both agreed compensated the government. In October 2003, the GSA's Debarment Official decided, based on a review of the record, not to initiate debarment proceedings against Sprint.

In April and May 2003, three putative class action lawsuits were filed in the U.S. District Court for the District of Kansas by individual participants in the Sprint Retirement Savings Plan and the Centel Retirement Savings Plan for Bargaining Unit Employees against Sprint Corporation, the committees that administer the two plans, and various current and former officers of Sprint. The lawsuits allege that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by including FON and PCS stock among the thirty investment options offered to plan participants. The lawsuits seek to recover any decline in the value of FON and PCS stock during the class period. These lawsuits have been consolidated before a single judge.

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

--------------------------------------------------------------------------------
13.  Other Financial Information
--------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Sprint's allowance for doubtful accounts was as follows:

                                                                        ----------------- ----------------
                                                                         September 30,     December 31,
                                                                              2003             2002
                    --------------------------------------------------- -----------------------------------
                                                                                    (millions)
                    FON Group                                           $      189        $     279
                    PCS Group                                                   95              135
                    --------------------------------------------------- -- -------------- -- --------------

                    Consolidated                                        $      284        $     414
                                                                        -- -------------- -- --------------


Supplemental Cash Flows Information

Sprint's net cash paid (received) for interest and income taxes was as follows:

                                                                                   Year-to-Date
                                                                                   September 30,
                                                                        -- ------------- -- -------------
                                                                              2003             2002
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Interest (net of capitalized interest)              $    1,118       $      963
                                                                        -- ------------- -- -------------
                    Income taxes                                        $       70       $     (453)
                                                                        -- ------------- -- -------------


Sprint's non-cash activities included the following:

                                                                                   Year-to-Date
                                                                                   September 30,
                                                                        -- ------------- -- -------------
                                                                              2003             2002
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Common stock issued under Sprint's employee
                       benefit stock plans                              $      152       $       147
                                                                        -- ------------- -- -------------
                    Tax benefit from stock options exercised            $        3       $         -
                                                                        -- ------------- -- -------------
                    Contribution to equity investment                   $        4       $        35
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

Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------

                             Global                                                   Corporate
Quarters Ended              Markets         Local                         PCS            and
September 30,               Division      Division       Other(1)      Group(2)     Eliminations(3) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2003
Net operating revenues  $   1,974      $    1,530    $     220      $   3,340     $    (350)      $    6,714
Affiliated revenues           167              40          141              2          (350)               -
Operating income (loss)    (1,181)            459           (7)           284             7             (438)

2002
Net operating revenues  $   2,231      $    1,580    $     229      $   3,157     $    (399)      $    6,798
Affiliated revenues           171              68          155              5          (399)               -
Operating income (loss)       (63)            450           (6)           141             2              524
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------

                             Global                                                   Corporate
Year-to-Date                Markets         Local                         PCS            and
September 30,               Division      Division       Other(1)      Group(2)     Eliminations(3) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2003
Net operating revenues  $   6,018      $    4,595    $     617      $   9,383     $  (1,097)      $   19,516
Affiliated revenues           530             158          402              7        (1,097)               -
Operating income (loss)    (1,504)          1,368          (23)           675            20              536

2002
Net operating revenues  $   6,848      $    4,693    $     649      $   9,023     $  (1,075)      $   20,138
Affiliated revenues           495             218          409            (47)       (1,075)               -
Operating income (loss)      (168)          1,412          (16)           475             9            1,712
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

(2) Affiliate revenues in the 2002 third quarter and year-to-date periods reflect the adjustment of previously recorded inter-segment wireless access revenue between the global markets division and the PCS Group.

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

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                       Global
Quarters Ended                         Markets     Local                        PCS
September 30,                          Division     Division     Other(1)      Group     Eliminations(2)Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2003
Voice                                $   1,240   $        -   $       -    $       -   $    (149)       $    1,091
Data                                       462            -           -            -         (16)              446
Internet                                   233            -           -            -          (2)              231
Local service                                -          757           -            -          (1)              756
Network access                               -          525           -            -         (32)              493
Long distance                                -          135           -            -           -               135
Wireless services                            -            -           -        3,340          (2)            3,338
Other                                       39          113         220            -        (148)              224
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   1,974   $    1,530   $     220    $   3,340   $    (350)       $    6,714
                                     ----------------------------------------------------------------------------------


2002
Voice                                $   1,433   $        -   $       -    $       -   $    (171)       $    1,262
Data                                       445            -           -            -           -               445
Internet                                   258            -           -            -           -               258
Local service                                -          765           -            -           -               765
Network access                               -          526           -            -         (52)              474
Long distance                                -          155           -            -           -               155
Wireless services                            -            -           -        3,157          (5)            3,152
Other                                       95          134         229            -        (171)              287
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,231   $    1,580   $     229    $   3,157   $    (399)       $    6,798
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

(3) Prior to the 2003 second quarter, elimination information for the global markets division was not tracked at a specific products and services level. All eliminations were considered voice revenues.




----------------------------------------------------------------------------------------------------------------------
                                       Global
Year-to-Date                           Markets     Local                        PCS
September 30,                          Division(1)  Division     Other(1)      Group     Eliminations(2)Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2003
Voice                                $   3,775   $        -   $       -    $       -   $    (445)       $    3,330
Data                                     1,386            -           -            -         (58)            1,328
Internet                                   721            -           -            -         (25)              696
Local service                                -        2,284           -            -          (2)            2,282
Network access                               -        1,567           -            -        (132)            1,435
Long distance                                -          412           -            -           -               412
Wireless services                            -            -           -        9,383          (7)            9,376
Other                                      136          332         617            -        (428)              657
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   6,018   $    4,595   $     617    $   9,383   $  (1,097)       $   19,516
                                     ----------------------------------------------------------------------------------


2002
Voice                                $   4,437   $        -   $       -    $       -   $    (495)       $    3,942
Data                                     1,396            -           -            -           -             1,396
Internet                                   750            -           -            -           -               750
Local service                                -        2,289           -            -           -             2,289
Network access                               -        1,562           -            -        (164)            1,398
Long distance                                -          479           -            -           -               479
Wireless services                            -            -           -        9,023          47             9,070
Other                                      265          363         649            -        (463)              814
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   6,848   $    4,693   $     649    $   9,023   $  (1,075)       $   20,138
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

(3) Prior to the 2003 second quarter, elimination information for the global markets division was not tracked at a specific products and services level. All eliminations were considered voice revenues.

--------------------------------------------------------------------------------
15.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The issue addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance applies to agreements entered into in quarters beginning after June 15, 2003. Sprint adopted this new accounting effective July 1, 2003.

The PCS Group currently sells wireless phones and service contracts simultaneously in its company-owned stores. Under previous accounting guidance in Staff Accounting Bulletin 101, these direct sales channel activation fees and associated costs were deferred and recognized over the average life of service. These were considered to be service revenues and expenses. EITF 00-21 results in this activation fee revenue being recognized at the time the related wireless phone is sold, and classifies it as equipment sales. The associated costs are no longer deferred.

While this change accelerates the recognition of revenue and associated expense over the next twenty-four months, which is the previous deferral period, the impact to results of operations and cash flows is not material.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This standard requires the classification of certain freestanding financial instruments as liabilities measured at their fair value. Financial instruments within the scope of this standard include mandatorily redeemable shares, instruments that constitute an obligation to repurchase equity shares, or certain instruments that constitute an obligation that may be settled by issuing a variable number of equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the first interim period beginning after June 15, 2003. Sprint adopted this standard effective July 1, 2003. There was no financial statement impact to Sprint in applying this standard.

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

The provisions of this interpretation were applied by Sprint beginning in the 2003 third quarter. There was no financial statement impact to Sprint in applying this interpretation.

--------------------------------------------------------------------------------
16.  Subsequent Events
--------------------------------------------------------------------------------

Dividend Declaration

On October 14, 2003, Sprint's Board of Directors declared a dividend of 12.5 cents per share on the FON common stock. The dividend will be paid December 30, 2003.

Change in Independent Auditor

On October 14, 2003, the audit committee of the board of directors selected KPMG LLP as Sprint's independent auditor for the fiscal year 2004. Ernst & Young LLP will continue as Sprint's independent auditor for the fiscal year 2003 audit.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

     o    extent and duration of the current economic downturn;
     o the effects of vigorous competition in the markets in which Sprint operates;
     o the costs and business risks associated with providing new services and entering new markets necessary to provide nationwide or global services;
     o adverse change in the ratings afforded our debt securities by ratings agencies;
     o the ability of the PCS Group and the global markets division to continue to grow a significant market presence;
     o the ability of the PCS Group and the global markets division to improve profitability and reduce cash requirements;
     o    the    effects   of   mergers    and    consolidations    within   the
          telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
     o the uncertainties related to the outcome of bankruptcies affecting the telecommunications industry;
     o the impact to the PCS Group's network coverage due to financial difficulties of third-party affiliates;
     o the uncertainties related to Sprint's investments in networks, systems, and other businesses;
     o the impact of any unusual items resulting from ongoing evaluations of Sprint's business strategies;
     o the impact of new, emerging and competing technologies on Sprint's business;
     o    unexpected results of litigation filed against Sprint;
     o the impact of wireless local number portability on the PCS Group's growth and churn rates, revenues, and expenses;
     o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes, including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
     o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

The words "estimate," "project," "intend," "expect," "believe," "target" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2002 Form 10-K, and you are encouraged to review these filings.

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

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation's third-largest provider of long distance services, based on revenues, and operates nationwide, all-digital long distance and tier one Internet protocol networks. In addition, the local division currently serves approximately 7.9 million access lines in 18 states. Sprint also operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population using a single frequency band and a single technology.

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

Business Transformation

Currently, Sprint's operations are divided into three lines of business: the global markets division, the local division and the PCS wireless telephony products and services business.

Sprint has commenced an initiative to realign internal resources. This effort is being implemented to enhance the customer-facing focus on the needs and preferences of two distinct consumer types - businesses and individuals. This effort is expected to enable Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions. During 2004, Sprint intends to continue to measure its activities using its current business segments, and begin to measure certain activities under this customer-focused approach.

Throughout 2004, management anticipates continuing to make decisions using the current segmentation.

In conjunction with the realignment initiative, Sprint commenced efforts to improve Sprint's productivity through:

     o    Consolidating systems and eliminating redundancies
     o    Automation
     o    Process re-engineering
     o    E-enablement
     o    Organizational redesign and streamlining

These efforts could result in restructuring charges and asset impairments in subsequent quarters.

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

Sprint's board of directors may convert the PCS common stock into FON common stock at any time. The conversion ratio would be at the discretion of the board of directors, subject to the requirement that it must make independent determinations as to the fairness of the conversion ratio to the holders of the PCS common stock, taken as a separate class, and to the holders of the FON common stock, taken as a separate class. The board of directors continues to evaluate the advisability of converting the PCS common stock into FON common stock.

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

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multichannel Multipoint Distribution Services (MMDS) using current line of sight technology. In the third quarter of 2003, Sprint's ongoing evaluation of business use for the MMDS spectrum resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required a revaluation of the fair value of this asset, resulting in a pre-tax, non-cash charge of $1.2 billion. Sprint is now focusing its efforts on a broad range of alternative strategies.

Sprint is  continuing to invest in the spectrum,  is monitoring  technology  and
industry  developments,   and  is  involved  in  efforts  to  achieve  favorable
regulatory rulings with respect to this spectrum.

In July 2003, the Inspector General of the General Services Administration (GSA) recommended that the GSA Debarment Official consider whether to initiate debarment proceedings against Sprint. The recommendation was based on a billing error related to Sprint's FTS2001 contract with the GSA. In June 2003, Sprint reached agreement with the Justice Department to pay the government $5.2 million, an amount twice the estimate of the amount over billed and an amount that both agreed compensated the government. In October 2003, the GSA's Debarment Official decided, based on a review of the record, not to initiate debarment proceedings against Sprint.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 7.9 million access lines in 18 states. The local division provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division's local network, nationwide long distance services to residential customers within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. DSL enables high speed transmission of data over existing copper telephone lines.

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

Sprint PCS customers can use their phones through roaming agreements in countries other than the United States, including areas of:

     o    Asia Pacific, including China, Guam, Hong Kong and New Zealand,
     o    Canada and Mexico,
     o Central and South America, including Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Paraguay and Uruguay, and
     o    Most major Caribbean Islands.

Sprint launched nationwide third generation (3G) capability in the 2002 third quarter. This capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "PCS Vision," allows consumer and business customers to use their Vision-enabled PCS devices to exchange personal and corporate e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services under the Sprint brand name on CDMA networks built and operated at their own expense.

Several of these affiliates are experiencing financial difficulties and are evaluating restructuring activities. Two affiliates have filed for bankruptcy protection and made claims against Sprint in the bankruptcy courts. One other affiliate has filed suit against Sprint. Several of the affiliates are disputing and refusing to pay amounts owed to the PCS Group. Reserves have been established that are expected to provide for the ultimate resolution of these disputes, and Sprint is in negotiations with some of the affiliates regarding restructuring its relationship with them. The PCS Group may incur additional expenses to ensure that service is available to its customers in the areas served by its affiliates. If any of the PCS Group affiliates cease operations, the PCS Group may incur roaming charges in areas where service was previously provided by the affiliates and costs to meet FCC buildout requirements, as well as experience lower revenues.

Sprint has reached agreements with two of its largest affiliates, Alamosa Holdings, Inc. (Alamosa), and UbiquiTel Operating Company. The agreements provide simplified and predictable long-term pricing for service bureau fees and stability to the rates charged for inter-area service fees. In addition, Sprint and the companies settled all outstanding disputes. The agreement with Alamosa is conditioned upon Alamosa's successful completion of an exchange offer to restructure its capital structure. The revised terms under the agreements are expected to have an immaterial impact on future PCS Group results.

The PCS Group also includes its investment in Virgin Mobile, USA (Virgin Mobile), a joint venture to market wireless services. This investment is accounted for using the equity method.

The PCS Group also provides PCS services to companies that resell PCS services to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service. In the 2003 third quarter, Sprint executed a five year wholesale agreement with Qwest Communications whereby Qwest wireless subscribers will use Sprint's national PCS network and have access to Sprint branded Vision data services. Qwest will continue to provide sales and service support to its wireless customers, including the promotion and sale of handsets, price plans and customer service, including billing and account information. Sprint will serve as the exclusive provider to Qwest of wireless services for resale in the markets served by the PCS Group. The transition of customers to the PCS network will begin in early 2004.

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

The wireless industry, including the PCS Group, typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Total net operating revenues were as follows:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $     3,538       $    3,816        $    10,649      $     11,559
PCS Group                                           3,340            3,157              9,383             9,023
Intergroup eliminations                              (164)            (175)              (516)             (444)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net operating revenues                        $     6,714       $    6,798        $    19,516      $     20,138
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues decreased 1% in the 2003 third quarter and decreased 3% in the 2003 year-to-date period compared to the same 2002 periods reflecting declining FON Group long distance voice revenues substantially offset by growth in the PCS Group revenues.

Income (loss) from continuing operations was as follows:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
FON Group                                     $      (432)      $      484        $       (63)     $        794
PCS Group                                             (65)              (7)              (339)             (323)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations      $      (497)      $      477        $      (402)     $        471
                                              --- ------------- -- -------------- -- ------------- --- -------------


In the 2003 third quarter, loss from continuing operations includes a $777 million charge related to the impairment of the FON Group's MMDS spectrum licenses resulting from a decision to no longer pursue a residential fixed wireless strategy. Additionally, Sprint recorded an $11 million insurance recovery, a $1 million charge related to web hosting wind-down activities, and a $1 million net premium primarily related to the early retirement of local division debt.

The 2003 year-to-date loss from continuing operations also includes a $22 million charge in connection with the separation agreements agreed to by Sprint and three former executive officers and a $218 million charge related to winding down the global markets division's web hosting business. Additionally, the year-to-date period includes a $32 million charge to settle derivative action and securities class action litigation, a $12 million charge reflecting the premiums paid on debt tender offers, and a $6 million charge associated with the termination of a software development project.

In the 2002 third quarter, income from continuing operations includes a charge of $23 million to reflect loss on receivables due to the WorldCom bankruptcy, a $76 million net charge for restructuring and asset impairments, and a gain on the sale of an equity method investment of $67 million. Income from continuing operations also includes a previously unrecognizable tax benefit of $292 million related to previously recorded investment losses.

The 2002 year-to-date income from continuing operations also includes a gain of $25 million related to the sale of customer contracts and a $241 million charge related to a write-down of an investment due to declining market value. In addition, the 2002 year-to-date period includes a $15 million restructuring charge representing the closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units. This charge was offset by favorable true-ups of unrelated items. In total, the PCS Group charge and true-ups had no effect on income from continuing operations.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Global Markets Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,240      $     1,433       $      (193)         (13.5)%
   Data                                                462              445                17            3.8%
   Internet                                            233              258               (25)          (9.7)%
   Other                                                39               95               (56)         (58.9)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         1,974            2,231              (257)         (11.5)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,059            1,189               130           10.9%
   Selling, general and administrative                 522              604                82           13.6%
   Depreciation and amortization                       351              378                27            7.1%
   Restructuring and asset impairments               1,223              123            (1,100)            NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             3,155            2,294              (861)         (37.5)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $    (1,181)     $       (63)      $    (1,118)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     3,775      $     4,437       $      (662)         (14.9)%
   Data                                              1,386            1,396               (10)          (0.7)%
   Internet                                            721              750               (29)          (3.9)%
   Other                                               136              265              (129)         (48.7)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         6,018            6,848              (830)         (12.1)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    3,225            3,939               714           18.1%
   Selling, general and administrative               1,653            1,855               202           10.9%
   Depreciation and amortization                     1,073            1,099                26            2.4%
   Restructuring and asset impairments               1,571              123            (1,448)            NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             7,522            7,016              (506)          (7.2)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $    (1,504)     $      (168)      $    (1,336)            NM
                                               -- ------------- -- -------------- -- -------------

Operating margin                                       NM               NM
                                               -- ------------- -- --------------

NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 12% in the 2003 third quarter and in the 2003 year-to-date period from the same 2002 periods. The overall revenue decrease is in large part due to the decline in voice revenues including the loss of revenues from a major wholesale customer.

Voice Revenues

Voice revenues decreased 13% in the 2003 third quarter and 15% in the 2003 year-to-date period from the same 2002 periods due to a decline in consumer voice revenues resulting from wireless, e-mail and instant messaging substitution, aggressive competition from RBOCs for consumer and small business customers and lower business voice pricing. Minute volume decreased 4% in the 2003 third quarter compared to the 2002 third quarter. The minute decline was primarily driven by the loss of a major wholesale customer and a large prepaid customer.

Data Revenues

Data revenues increased 4% in the 2003 third quarter and decreased 1% in the 2003 year-to-date period from the same 2002 periods. The quarter-over-quarter increase is driven by an increase in frame relay partially offset by declines in private line services and ATM.

Internet Revenues

Internet revenues decreased 10% in the 2003 third quarter and 4% in the 2003 year-to-date period from the same 2002 periods. The quarter-over-quarter decline was mainly driven by a decrease in dial IP, dedicated IP and web hosting services. The year-to-date decrease in dial IP was primarily due to the final contractually-scheduled repricing of the AOL dial IP agreement. While Sprint has made the decision to exit the web hosting business, the year-to-date period still reflects the increased web-hosting revenue in the 2003 first and second quarters.

Other Revenues

Other revenues decreased 59% in the 2003 third quarter and 49% in the 2003 year-to-date period from the same 2002 periods. The decrease was primarily due to the sale of a consulting business in the third quarter of 2002 and lower equipment sales.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain our long distance networks, and costs of equipment sales. These costs decreased 11% in the 2003 third quarter and 18% in the 2003 year-to-date period from the same 2002 periods. The decrease was due to volume declines, an improving product mix, and initiatives to reduce access unit costs. Costs of services and products for the global markets division were 53.6% of net operating revenues in the 2003 third quarter and year-to-date periods compared to 53.3% and 57.5% for the same periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses decreased 14% in the 2003 third quarter and 11% in the 2003 year-to-date period from the same 2002 periods. The decline was due to reduced bad debt provisions, restructuring efforts, and general cost controls partially offset by the cost of the executive separation agreements reached during the second quarter. SG&A expense was 26.4% of net operating revenues in the 2003 third quarter and 27.5% in the 2003 year-to-date period compared to 27.1% for the same periods a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 0.8% in the 2003 third quarter and 1.7% in the 2003 year-to-date period compared to 3.9% and 3.6% for the same 2002 periods. This reduction reflects an improvement in collections, aging and recoveries of previously written-off accounts. Reserve for bad debt as a percent of outstanding accounts receivable was 11.8% at the end of the 2003 third quarter and 14.9% at year-end 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 7% in the 2003 third quarter and 2% in the 2003 year-to-date period from the same periods a year ago primarily driven by a decrease in capital spending. Depreciation and amortization expense was 17.8% of net operating revenues in both the 2003 third quarter and the 2003 year-to-date period compared to 16.9% and 16.0% for the same 2002 periods.

Restructuring and Asset Impairment

In the 2003 third quarter, the FON Group recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the fair value of its MMDS spectrum. Sprint's ongoing evaluation of business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required a revaluation of the fair value of the asset. Sprint is now focusing its efforts on a broad range of alternative strategies.. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

In the 2003 second quarter, a $348 million charge was recorded in connection with Sprint's announcement of the wind-down of its web hosting business. The charge for asset impairments was $337 million. The remaining $11 million was accrued for employee terminations in connection with the wind-down of the web hosting business, as well as restructurings of other global markets division operations in the continuing effort to create a more efficient cost structure. In the 2003 third quarter, an additional $2 million charge was recorded related to employee terminations. Sprint will record additional wind-down related charges for facility lease terminations, customer migration, employee termination, and other wind-down costs in subsequent periods. Sprint expects the aggregate pre-tax charge to be approximately $400 to $475 million.

Local Division

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
                                                    2003              2002                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $        757      $       765       $        (8)           (1.0)%
   Network access                                      525              526                (1)           (0.2)%
   Long distance                                       135              155               (20)          (12.9)%
   Other                                               113              134               (21)          (15.7)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,530            1,580               (50)           (3.2)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      493              513                20             3.9%
   Selling, general and administrative                 308              323                15             4.6%
   Depreciation and amortization                       270              291                21             7.2%
   Restructuring                                         -                3                 3           100.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,071            1,130                59             5.2%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        459      $       450       $         9             2.0%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      30.0%            28.5%
                                              --- ------------- -- --------------





                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
                                                    2003              2002                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Local service                              $      2,284      $     2,289       $        (5)           (0.2)%
   Network access                                    1,567            1,562                 5             0.3%
   Long distance                                       412              479               (67)          (14.0)%
   Other                                               332              363               (31)           (8.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         4,595            4,693               (98)           (2.1)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,473            1,467                (6)           (0.4)%
   Selling, general and administrative                 946              946                 -             -
   Depreciation and amortization                       808              865                57             6.6%
   Restructuring                                         -                3                 3           100.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             3,227            3,281                54             1.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $      1,368      $     1,412       $       (44)           (3.1)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.8%            30.1%
                                              --- ------------- -- --------------


Net Operating Revenues

Net operating revenues decreased 3% in the 2003 third quarter and 2% in the 2003 year-to-date period from the same 2002 periods. The decline is driven by lower long distance services and equipment sales. The local division ended the 2003 third quarter with approximately 7.9 million switched access lines, a 2% decrease during the past 12 months. The reduction in access lines was driven by the continuing economic slowdown, wireless and broadband substitution, and losses to competitive local providers. The reduction in access lines is expected to continue although Sprint expects the rate of line loss to remain below the losses experienced by the other major carriers. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 6% during the past 12 months. This growth reflects growth in DSL as well as many business customers switching from individual lines to high capacity dedicated circuits.

Local Service Revenues

Local service revenues, derived from local exchange services, decreased 1% in the 2003 third quarter and remained flat in the 2003 year-to-date period from the same 2002 periods as the increase in vertical services revenue and local service rates were more than offset by the decrease in access lines.

Network Access Revenues

Network access revenues, derived from long distance phone companies using the local network to complete calls, remained flat in the 2003 third quarter and the 2003 year-to-date period compared to a year ago. Strong growth in DSL services in the 2003 third quarter was offset by a 4% decline in access minutes of use, as well as by regulator-mandated access rate reductions.

Long Distance Revenues

Long distance revenues are mainly derived from providing nationwide long distance services to residential customers within Sprint's local franchise territories and other services within specified regional call areas, or LATAs, to residential and business customers. These revenues declined 13% in the 2003 third quarter and 14% in the 2003 year-to-date period from the same 2002 periods. This was primarily due to a decline in total long distance minutes of use, as customers shifted more of their communications to wireless, e-mail and instant messaging.

Other Revenues

Other revenues decreased 16% in the 2003 third quarter and 9% in the 2003 year-to-date period from the same 2002 periods principally driven by lower equipment sales. The decrease in equipment sales was primarily the result of the economic slowdown causing a reduction in customer demand for equipment and increased focus toward selling network solutions.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 4% in the 2003 third quarter and remained flat in the 2003 year-to-date period compared to the same 2002 periods. This decrease was mainly driven by general expense controls and lower costs associated with equipment and long distance revenues somewhat offset by higher pension costs. Costs of services and products were 32.2% of net operating revenues in the 2003 third quarter and 32.1% in the 2003 year-to-date period compared to 32.5% and 31.3% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense decreased 5% in the 2003 third quarter and remained flat in the 2003 year-to-date period compared to the same 2002 periods. The third quarter decrease was primarily due to lower bad debt expense driven by a $27 million charge associated with the WorldCom bankruptcy in third quarter 2002 somewhat offset by additional pension costs. SG&A expense was 20.1% of net operating revenues in the 2003 third quarter and 20.6% in the 2003 year-to-date period compared to 20.4% and 20.2% for the same periods a year ago. Bad debt expense as a percentage of net revenues was 1.6% in the 2003 third quarter and 1.4% in the 2003 year-to-date period compared to 3.2% and 2.7% in the same periods a year ago. This reflects an improvement in collections and aging, as well as the charges for the WorldCom bankruptcy in the 2002 third quarter. Reserve for bad debt as a percent of outstanding accounts receivable was 9.9% at the end of the 2003 third quarter and 13.9% at year-end 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 7% in both the 2003 third quarter and the year-to-date periods compared to the same 2002 periods. This decline was driven by the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which eliminated the accrual for removal cost from the depreciable rate, as well as declines in circuit switching depreciation rates due to a revised schedule for converting from a digital to a packet network. Depreciation and amortization expense was 17.6% of net operating revenues in the 2003 third quarter and year-to-date periods compared to 18.4% for both of the same periods a year ago.

PCS Group

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    3,340       $    3,157        $       183             5.8%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,628            1,478               (150)          (10.1)%
   Selling, general and administrative                800              955                155            16.2%
   Depreciation and amortization                      628              588                (40)           (6.8)%
   Restructuring                                        -               (5)                (5)         (100.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            3,056            3,016                (40)           (1.3)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      284       $      141        $       143           101.4%
                                               -- ------------- -- -------------- -- -------------


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2003              2002                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    9,383       $    9,023        $       360             4.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   4,597            4,316               (281)           (6.5)%
   Selling, general and administrative              2,248            2,556                308            12.1%
   Depreciation and amortization                    1,853            1,658               (195)          (11.8)%
   Restructuring and asset impairment                  10               18                  8            44.4%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            8,708            8,548               (160)           (1.9)%
----------------------------------------------
                                               -- ------------- -- -------------- -- -------------

Operating income                               $      675       $      475        $       200            42.1%
                                               -- ------------- -- -------------- -- -------------


The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 20.3% of net operating revenues in the 2003 third quarter and 21.2% in the 2003 year-to-date period compared to 22.2% and 22.5% for the same 2002 periods.

Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Customers (millions)                                   15.5             14.5              15.5              14.5
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          63     $         63      $         61     $          62
                                              --- ------------- -- -------------- -- ------------- --- -------------
Customer churn rate                                     2.7%             3.8%              2.7%              3.3%
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues include service revenues, sales of handsets and accessory equipment, and other revenues. Service revenues consist of monthly recurring charges, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 6.6% in the 2003 third quarter and 5.6% in the 2003 year-to-date period from the same 2002 periods reflecting an increase in the number of customers, higher monthly recurring charges and increased fees. These increases were partially offset by lower overage charges from usage-based plans. Average monthly usage in the 2003 third quarter increased by more than 3 hours when compared to the 2002 third quarter.

The PCS Group had 184,000 post-paid retail additions in the 2003 third quarter, ending the period with approximately 15.5 million customers compared to approximately 14.5 million customers at the end of the 2002 third quarter. Resellers added 290,000 customers in the third quarter of 2003, which increased their customer base to 1.1 million, principally due to Virgin Mobile. The PCS Group third party affiliates added 22,000 customers in the third quarter of 2003. This brings the total number of customers served on the PCS network, including post-paid retail, affiliate and resale customers, at the end of the quarter to more than 19.3 million. In the 2003 third quarter, nearly 41 percent of new post-paid retail customers chose to include PCS Vision in their service package.

The customer churn rate in the 2003 third quarter was 2.7% compared to 3.8% for the same 2002 period. Improvement was primarily due to reduction in the involuntary churn rate as the PCS Group benefited from credit management policies initiated in the 2002 fourth quarter.

Revenues from sales of handsets and accessories, including new customers and upgrades, were approximately 10.2% of net operating revenues in the 2003 third quarter and 9.0% in the 2003 year-to-date period compared to 10.9% and 10.4% for the same 2002 periods. These declines were mainly due to higher rebates and lower gross additions. As part of the PCS Group's marketing plans, handsets are normally sold at prices below the PCS Group's cost.

Other revenues consist of net fees collected from affiliates for network operation and customer maintenance. It also includes revenues from the wholesale of PCS services to companies that resell to their customers on a retail basis. Other revenues represented 3.0% of net operating revenues in the 2003 third quarter and 2.4% in the 2003 year-to-date period compared to 1.7% and 1.8% for the same 2002 periods. These increases mainly reflect net additions to the affiliate and wholesale customer base.

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

Operating Expenses

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Acquisition costs per gross customer
   addition (CPGA)                            $       465       $      395        $       415      $        350
                                              --- ------------- -- -------------- -- ------------- --- -------------
Monthly cash costs per user (CCPU)            $        31       $       33        $        31      $         32
                                              --- ------------- -- -------------- -- ------------- --- -------------


Cost per Gross Customer Addition

CPGA, a measure of the costs of acquiring a new subscriber, increased approximately 18% in the 2003 third quarter and 19% in the 2003 year-to-date period from the same 2002 periods. These CPGA increases were primarily due to certain fixed costs being spread across lower gross customer additions, higher handset rebates in exchange for one- and two-year service agreements, and a $27 million write-down to replacement cost of the first generation camera phone.

Cash Cost per User

CCPU, a measure of the cash costs to operate the business on a per user basis, decreased approximately 6% in the 2003 third quarter and 3% in the 2003 year-to-date period from the same 2002 periods. The reduction in CCPU occurred primarily due to lower bad debt expense and decreases in customer solutions expense; however, this savings was partially offset by increased USF charges, charges associated with the executive separation agreements reached in the second quarter and upgrade equipment rebate costs incurred to retain customers initiated in the fourth quarter of 2002.

Costs of Services and Products

The PCS Group's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer solutions costs and other network-related costs. These costs increased 10% in the 2003 third quarter and 7% in the 2003 year-to-date period from the same 2002 periods. These increases were primarily due to network support of a larger customer base, expanded market coverage, and increased unit handset costs. These increases were somewhat offset by scale benefits resulting from the increased customer base and decreases in customer solutions expense. Handset and equipment costs were 41% of total costs of services and products in the 2003 third quarter and 39% in the 2003 year-to-date period compared to 40% and 39% for the same periods a year ago. Costs of services and products were 48.7% of net operating revenues in the 2003 third quarter and 49.0% in the 2003 year-to-date period compared to 46.8% and 47.8% for the same periods a year ago.

Selling, General and Administrative Expense

SG&A expense mainly includes marketing costs to promote products and services as well as related salary and benefit costs. SG&A expense decreased 16% in the 2003 third quarter and 12% in the 2003 year-to-date period from the same 2002 periods reflecting a decline in bad debt expense due to a better credit class mix, leading to lower write-offs and higher recovery, and reduced sales and marketing costs, partially offset by the cost of the executive separation agreements reached in the second quarter. SG&A expense was 24.0% of net operating revenues in the 2003 third quarter and year-to-date periods compared to 30.3% and 28.3% for the same periods a year ago. Bad debt expense as a percentage of net revenues was 2.3% in the 2003 third quarter and year-to-date periods compared to 6.8% and 5.6% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 6.4% at the end of the 2003 third quarter and 9.4% at year-end 2002. These improvements were mainly driven by credit management policies initiated in the 2002 fourth quarter resulting in lower involuntary churn and improved receivables aging.

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

Depreciation and amortization expense increased 7% in the 2003 third quarter and 12% in the 2003 year-to-date period from the same 2002 periods due to an increase in the network asset investment during 2002 and the 2003 year-to-date period.

Depreciation and amortization expense was 18.8% of net operating revenues in the 2003 third quarter and 19.7% in the 2003 year-to-date period compared to 18.6% and 18.4% for the same periods a year ago.

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

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 6.9% in the 2003 third quarter compared to 7.0% in the 2002 third quarter. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See "Liquidity and Capital Resources" for more information on Sprint's financing activities.

Premium on Early Retirement of Debt

In the third quarter of 2003, Sprint recorded a net premium of $2 million due to the early retirement of $118 million of debt primarily consisting of the local division's first mortgage bonds. This debt had interest rates ranging from 5.7% to 9.3% and maturity dates ranging from 2003 to 2021.

In March 2003, Sprint completed a tender offer to purchase $442 million principal amount of current senior notes before their scheduled maturity. The notes had an interest rate of 5.7% and a maturity date of November 15, 2003. A premium of $6 million was paid as part of the tender offer.

Also in March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. The notes had an interest rate of 5.9% and a maturity date of May 1, 2004. A premium of $13 million was paid as part of the tender offer.

Other Income (Expense), net

Other income (expense), net consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2003             2002              2003              2002
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $        17       $        4        $        38      $         25
Equity in net losses of affiliates                    (17)              (4)               (45)             (105)
Net losses from investments                             -                -                  -              (253)
Gains (losses) on sales of assets                       -               67                 (3)              117
Amortization of debt costs                            (11)              (7)               (26)              (27)
Losses from disposal of PPE                            (2)              (1)                (7)               (3)
Royalties                                               3                3                 10                 9
Litigation settlement                                  17                -                (33)                -
Gains (losses) from foreign currency
   transactions                                        (3)               7                 (3)                7
Other, net                                              -                5                 (9)               (4)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $         4       $       74        $       (78)     $       (234)
                                              --- ------------- -- -------------- -- ------------- --- -------------


Equity in net losses of affiliates was driven by the PCS Group's investment in Virgin Mobile, U.S.A., in all periods presented as well as the PCS Group's investment in Pegaso Telecomunicaciones, S.A. de C.V. in the 2002 year-to-date period.

Net losses from investments in the 2002 year-to-date period mainly consists of the write-down of EarthLink preferred shares to current market value and Sprint's equity investment in Intelig Telecommunicacoes Ltda.

In the first quarter of 2003, Sprint recorded a $50 million charge to settle shareholder litigation. In the 2003 third quarter, Sprint recorded a $17 million credit from an insurance recovery related to this action. See Note 12 of Condensed Notes to Consolidated Financial Statements for additional information.

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

Discontinued Operation, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 second quarter, Sprint recognized a pretax gain of $14 million, $9 million after-tax, primarily related to a working capital payment. In the 2003 third quarter, Sprint recognized a loss of $1 million primarily related to a state tax rate true-up. The pretax gain recognized in the year-to-date period was $2.14 billion, $1.32 billion after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements.

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

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Total consolidated assets were as follows:

                                                           ----------------------------------
                                                            September 30,     December 31,
                                                                 2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     21,201     $     23,133
                     PCS Group                                   22,769           23,022
                     Intergroup eliminations                     (1,074)            (862)
                     ------------------------------------------------------------------------

                     Consolidated assets                   $     42,896     $     45,293
                                                           ----------------------------------


Sprint's consolidated assets decreased $2,397 million in the 2003 year-to-date period. Cash and equivalents increased $1,566 million due to improved operating cash flows, reduced capital expenditures, and the sale of Sprint's directory publishing business to R.H. Donnelley in the 2003 first quarter. Net property, plant, and equipment decreased $1,358 million. Capital expenditures were more than offset by depreciation expense and the asset impairments in the 2003 year-to-date period. Spectrum licenses declined due to an impairment charge of $1.2 billion related to the write-down in the fair value of Sprint's MMDS spectrum.

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

Operating Activities

                                                                       Year-to-Date
                                                                      September 30,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $     2,594      $     2,739
                     PCS Group                                   1,785            1,687
                     ------------------------------------------------------------------------

                     Cash flows provided by operating
                        activities                         $     4,379      $     4,426
                                                           ----------------------------------


Cash flow from operations decreased $47 million in the 2003 year-to-date period from the same 2002 period. The decline was primarily due to the $400 million cash contribution to the pension trust in July 2003, most of which was allocated to the FON Group. This decline was mostly offset by the FON Group's improvements in its operations as cost controls have mitigated the revenue erosion seen in the global market division and also reduced its working capital requirements.

Investing Activities

                                                                       Year-to-Date
                                                                      September 30,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $    (1,152)     $    (1,510)
                     PCS Group                                  (1,226)          (2,035)
                     ------------------------------------------------------------------------

                     Cash flows used by
                        investing activities               $    (2,378)     $    (3,545)
                                                           ----------------------------------


The FON Group's capital expenditures totaled $1,141 million in the 2003 year-to-date period and $1,550 million in the same 2002 period. The decline in capital expenditures is primarily due to the global markets division continuing to take advantage of existing network capacity to meet customer demand. Global markets division capital expenditures were incurred mainly to support increasing demand, enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services, convert its network from circuit to next generation packet switching, and continue the build-out of high-speed DSL services.

PCS Group capital expenditures were $1,211 million in the 2003 year-to-date period and $2,078 million in the same 2002 period. Capital expenditures in both years were incurred to increase capacity and expand coverage. The 2002 year-to-date period capital expenditures also include the deployment of 3G technology, which was launched nationwide in the 2002 third quarter. Despite lower capital spending in 2003, PCS has experienced strong improvements in network performance since the deployment of 1x technology. The PCS Group continues to expect a significant increase in capital expenditures in the 2003 fourth quarter.

Proceeds from the sale of assets in the 2003 year-to-date period mainly consists of the sale of marketable securities. The 2002 year-to-date period mainly consists of the proceeds from sales of certain contracts, investment securities, and other administrative assets.

Investments in debt securities in the 2003 year-to-date period consists of investments in marketable securities.

Financing Activities

                                                                       Year-to-Date
                                                                      September 30,
                                                           ----------------------------------
                                                                  2003             2002
                     ------------------------------------------------------------------------
                                                                      (millions)
                     FON Group                             $    (2,643)     $    (1,366)
                     PCS Group                                     (22)             806
                     ------------------------------------------------------------------------

                     Cash flows provided (used) by
                        financing activities               $    (2,665)     $      (560)
                                                           ----------------------------------


Financing activities include a debt reduction of $2.3 billion in the 2003 year-to-date period compared to a $263 million decline in debt in the same 2002 period. The debt reduction in the 2003 year-to-date period is mainly due to the March 2003 tender for the 2003 and 2004 senior notes, the prepayment of the global markets division accounts receivable asset securitization facility, the prepayment of the Export Development Canada loan, and other scheduled maturities for the 2003 year-to-date period.

Sprint paid cash dividends of $343 million in the 2003 year-to-date period compared to $341 million in the same 2002 period.

Capital Requirements

Sprint's 2003 investing activities, mainly consisting of capital expenditures, are expected to total approximately $3.8 billion. FON Group capital expenditures are expected to be approximately $1.7 billion. PCS Group capital expenditures are expected to be approximately $2.1 billion. Sprint continues to review capital expenditures and will adjust capital investment in concert with growth. Dividend payments are expected to approximate $463 million in 2003. Sprint expects these capital requirements and dividend payments to be funded by Sprint's $2.6 billion cash balance at September 30, 2003, existing financing agreements, and expected 2003 cash flow from operations.

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

In June 2003, Sprint entered into a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had standby letters of credit serving as a backup to various obligations of approximately $127 million as of September 30, 2003.

Sprint has a PCS Group accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $208 million was available as of September 30, 2003.

Sprint has a global markets division accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of September 30, 2003, Sprint had more than $462 million total funding available under the facility.

The undrawn loan facilities described above would charge interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint's credit ratings.

Debt maturities for the 2003 fourth quarter total approximately $566 million. Debt maturities for 2004 total approximately $519 million. Sprint's $2.6 billion cash balance at September 30, 2003, existing financing agreements, and expected 2003 and 2004 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $7.9 billion at September 30, 2003 under the most restrictive of its debt covenants. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Sprint completed its tender offers to repurchase senior notes in March 2003 in the amount of $1.1 billion and repaid, before scheduled maturities, $118 million of debt primarily consisting of the local division's first mortgage bonds in the 2003 third quarter. Sprint continually evaluates various factors and, as a result, may repurchase additional debt in the future.

In September 2003, Sprint repaid the $300 million Export Development Canada loan.

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

Sprint's ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the bank, term-debt and equity markets. There continues to be significant volatility in the markets. Sprint continues to monitor the markets closely and to take steps to maintain as much financial flexibility as possible, while maintaining a reasonable capital structure cost. Sprint currently does not intend to access the markets other than extending, replacing or renewing current credit arrangements.

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

Interest Rate Risk Management

Fair Value Hedges

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. During the 2003 third quarter, Sprint entered into interest rate swap agreements, which were designated as fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of September 30, 2003, Sprint had no outstanding interest rate cash flow hedges.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers. These international operations were not material to the consolidated financial position at September 30, 2003 or results of operations or cash flows for the quarter ended September 30, 2003. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Approximately 95% of Sprint's outstanding debt at September 30, 2003 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless refinancing conditions are favorable.

In the 2003 third quarter, Sprint entered into fair value interest rate swaps effectively converting approximately 5% of its outstanding debt to variable rate debt. These interest rate swaps have maturities ranging from 2008 to 2012. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $57 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore there is no impact to earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable-rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual impact of $17 million pre-tax on the statements of operations and cash flows at September 30, 2003. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decline in market interest rates would cause a $542 million increase in fair market value of its debt of $20 billion. This analysis includes the hedged debt, but excludes Sprint's equity unit notes.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges. The dollar equivalent of Sprint's net foreign currency payables was $10.5 million at September 30, 2003. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $1 million.

                                                                         PART I.
                                                                         Item 4

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of this Form 10-Q and as of September 30, 2003, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to update their review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, members of the financial accounting and legal departments, and Sprint's independent auditors to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules governing this report. No changes were made in Sprint's internal controls over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect Sprint's financial reporting.

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

          Sprint reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, that the Inspector General of the General Services Administration (GSA) had recommended that the GSA Debarment Official consider whether to initiate debarment proceedings against Sprint following a billing error related to Sprint's FTS 2001 contract with the GSA. In October 2003, the GSA's Debarment Official decided, based on a review of the record, not to initiate debarment proceedings against Sprint.

          In October 2003, the settlements in the derivative action and the securities class action reported by Sprint in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, were each preliminarily approved by the court in which each case is pending. Final approval hearings in both cases have been set for December 16, 2003.

          The three putative class action lawsuits alleging ERISA violations, filed by participants in the Sprint Retirement Savings Plan and the Centel Retirement Savings Plan for Bargaining Unit Employees and reported by Sprint in its Form 10-Q for the quarter ended June 30, 2003, have been consolidated in the U.S. District Court for the District of Kansas for all purposes. Plaintiffs seek to recover any decline in the value of their FON and PCS stock during the class period.

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

Item 2.  Changes in Securities

         Bylaw Amendment

          On August 12, 2003, the Sprint Board of Directors amended Sprint's Bylaws to provide that the Kansas Control Share Acquisition Act does not apply to acquisitions of Sprint stock. Article II, Section 5. The Kansas Control Share Acquisition Act provides that a person loses the right to vote shares of a publicly traded Kansas corporation acquired in a transaction resulting in beneficial ownership of voting stock in excess of certain thresholds (20%, 33 1/3% and 50% of the voting power of the corporation) unless the acquisition is approved by the shareholders of the corporation. By opting out of this Act, shares of Sprint stock acquired in a transaction resulting in beneficial ownership of voting stock in excess of one of these thresholds would retain their voting rights without shareholder approval.

          Sale of Unregistered Equity Securities

          In September 2003, Sprint issued to Len Lauer, Sprint's new President and Chief Operating Officer, 50,000 restricted stock units relating to shares of FON Stock and 50,000 restricted stock units relating to shares of PCS Stock. The restricted stock units were granted to Mr. Lauer in connection with his promotion to President and Chief Operating Officer as part of his long-term incentive compensation. Each restricted stock unit represents the right to one share of common stock once the unit vests. The restricted stock units also include dividend equivalent rights, which means that, when Sprint pays a dividend on the stock represented by the units, Mr. Lauer is entitled to additional shares of the stock when the units vest. The units vest at various times beginning in 2006 and ending in 2008.

          Neither the units nor the common stock issuable once the units vest were registered under the Securities Act of 1933. The issuance of the restricted stock units was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the restricted stock units were issued in a transaction not involving a public offering. Sprint may in the future register the resale of the shares of stock to be received by Mr. Lauer once the units vest.

Item 3.  Defaults Upon Senior Securities

          There were no reportable events during the quarter ended September 30, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

          There were no reportable events during the quarter ended September 30, 2003.

Item 5.  Other Information

          Ratios of Earnings to Fixed Charges

          Sprint's earnings, as adjusted, were inadequate to cover fixed charges by $777 million in the 2003 third quarter and by $633 million in the year-to-date period. Sprint's ratio of earnings to fixed charges was
          1.45 in the 2002 third quarter and 1.30 in the 2002 year-to-date period. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income or loss from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

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

                    (b)  Bylaws, as amended.

               (4)  Instruments   defining  the  Rights  of  Sprint's   Security
                    Holders:

                    (a) The rights of Sprint's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See
                         Exhibit 3(a).

                    (b) Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders' Meetings are set forth in Article III of the Bylaws. Provisions regarding the Capital Stock Committee are set forth in
                         Article IV, Section 12 of the Bylaws. See Exhibit 3(b).

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

          Sprint filed a Current Report on Form 8-K dated September 10, 2003 in which it reported that it had announced the appointment of Len Lauer as President and Chief Operating Officer of Sprint.

          Sprint filed a Current Report on Form 8-K dated October 14, 2003 in which it reported that the Audit Committee of its Board of Directors had determined that Sprint's independent auditor, Ernst and Young LLP, would be replaced by KPMG LLP as the independent auditor for Sprint for the year ending December 31, 2004. Ernst and Young will continue as Sprint's independent auditor for the year ending December 31, 2003.

          Sprint filed a Current Report on Form 8-K dated October 23, 2003, in which it reported that it announced third quarter 2003 results. The news release regarding third quarter 2003 results, which was furnished as an exhibit to the Current Report, included the following financial information:

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


Dated:  November 10, 2003