Form 10-K
period 2003-12-31
SPRINT CORP
filed 2004-03-09
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-04721

SPRINT CORPORATION

(Exact name of registrant as specified in its charter)

KANSAS	48-0457967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 7997, Shawnee Mission, Kansas	66207-0997 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code	(913) 624-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
FON Common Stock, Series 1, $2.00 par value, and FON Group Rights	New York Stock Exchange
PCS Common Stock, Series 1, $1.00 par value, and PCS Group Rights	New York Stock Exchange
Guarantees of Sprint Capital Corporation 6.875% Notes due 2028	New York Stock Exchange
Corporate Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.        Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)        Yes    X        No

Aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2003, was $18,863,514,730.

COMMON SHARES OUTSTANDING AT FEBRUARY 27, 2004:

FON COMMON STOCK	906,584,815
PCS COMMON STOCK
Series 1	851,849,701
Series 2	184,745,330

Documents incorporated by reference.

Registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant’s fiscal year ended December 31, 2003, is incorporated by reference in Part III hereof.

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K	Sprint Corporation

Part I

Item 1. Business

The Corporation

Sprint Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted in its subsidiaries. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” and “our” mean Sprint Corporation and its subsidiaries.

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint is the nation’s third-largest provider of long distance services based on revenues, and operates nationwide, all-digital long distance and tier one Internet Protocol networks using fiber-optic and electronic technology. Sprint currently serves approximately 7.9 million access lines in its franchise territories in 18 states, and we provide local service using our facilities, leased facilities or unbundled network elements provided by other carriers in 36 states and the District of Columbia. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. Sprint also operates a 100% digital personal communications service, or PCS, wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. The PCS Group, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group’s service, including third party affiliates, reaches a quarter billion people. The PCS Group, combined with our wholesale and affiliate partners, served more than 20 million customers at the end of 2003.

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. In light of events and specific changes in telecommunications, including bankruptcies, over-capacity and the current economic environment, Sprint continues to assess the implications on its operations. Any such assessment may impact the valuation of its long-lived assets. As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its operations and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003.

In November 1998, Sprint’s shareholders approved the allocation of all of Sprint’s assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. FON common stock and PCS common stock are intended to reflect the financial results and economic value of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track.

The FON Group is comprised of the global markets division, the local division and other businesses consisting primarily of wholesale distribution of telecommunications products. The PCS Group includes Sprint’s wireless PCS operations.

On February 28, 2004, Sprint’s board of directors decided to recombine the tracking stocks and return to a single common stock. As a result, each share of the PCS common stock will convert automatically into 0.50 shares of FON common stock on April 23, 2004. The FON stock will represent the only outstanding common stock of Sprint. After the recombination, Sprint will continue to present consolidated financial information, but will not include group level information. The recombination will not impact Sprint’s current presentation of all required segment information.

Access to Public Filings and Board Committee Charters

Sprint provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the 1934 Act. These documents may be accessed free of charge on Sprint’s website at the following address: http://www.sprint.com/sprint/ir. These documents are provided as soon as is practicable after filing with the SEC. These documents may also be found at the SEC’s website at http://www.sec.gov.

Sprint also provides public access to its Code of Ethics and the charters of the following committees of its board of directors: the Audit Committee, the Capital Stock Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The ethics code and committee charters may be viewed free of charge on Sprint’s website at the following address: http://www.sprint.com/governance. They may also be obtained free of charge by writing to: Sprint Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B206, Overland Park, Kansas 66251. If a provision of the ethics code required under the New York Stock Exchange corporate governance standards or the Sarbanes-Oxley Act is materially modified, or if a waiver of the ethics code is granted to a director or executive officer, the notice of such amendment or waiver will be posted on Sprint’s website. While only the board of directors or the Audit Committee may consider a waiver for an executive officer or director, Sprint does not expect to grant waivers.

Business Transformation

Currently, Sprint’s operations are divided into three segments: the global markets division, the local division and the PCS wireless telephony products and services business.

In an effort to enhance the focus on the needs and preferences of two distinct customer types – businesses and consumers, Sprint’s market-facing business units have been aligned into the Sprint Business Solutions (SBS) unit, Sprint Consumer Solutions (SCS) unit and the Sprint Local Consumer Solutions (SLCS) unit. This effort is expected to enable Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions.

During 2004, Sprint intends to continue to measure its activities using its current business segments, and begin to measure certain activities under this customer-focused approach. Throughout 2004, management anticipates continuing to make decisions using the current segmentation. However, part of the decision-making process will include viewing opportunities from a customer-centric perspective. Sprint intends to develop and deliver integrated products and services which will help our customers function more effectively in the workplace and in daily life.

In conjunction with these market-facing business unit realignments, Sprint is undertaking initiatives to improve productivity through:

•	Consolidating systems and eliminating redundancies

•	Application rationalization

•	Automation

•	Process re-engineering

•	E-enablement

•	Organizational redesign and streamlining

These efforts have resulted in restructuring charges and asset impairments in the fourth quarter of 2003 and will impact subsequent quarters. Ongoing efforts in these areas may have additional impacts in subsequent periods. See Note 5 of Notes to Consolidated Financial Statements for more information relating to these activities.

Sprint FON Group

General Overview of the Sprint FON Group

The FON Group is comprised of the global markets division, the local division and other businesses consisting primarily of wholesale distribution of telecommunications products. The main activities of the global markets division include domestic and international long distance communications (except for consumer long distance services used by customers within Sprint’s local franchise territories), broadband fixed wireless services and certain other ventures. The global markets division is the nation’s third-largest provider of long distance services based on revenues. The activities of the local division include local exchange communications and consumer long distance services used by customers within Sprint’s local franchise territories.

The FON Group is implementing a metropolitan area network (MAN) strategy through the lease and purchase of dark-fiber and lit rings in key U.S. cities. This fiber-optic infrastructure enables Sprint to reduce local access costs.

The FON Group also includes other businesses consisting primarily of wholesale distribution of telecommunication products. Finally, the FON Group includes investments in EarthLink, Inc., an Internet service provider; Call-Net Enterprises, Inc., a long distance provider in Canada; and certain other telecommunications investments.

Global Markets Division

The global markets division’s financial performance for 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001

	(millions)
Net operating revenues	$7,992	$8,943	$9,916

Operating income (loss)(1)	$(1,472)	$(200)	$(2,049)

(1)	See Part II, Item 7 Segmental Results of Operations – Global Markets Division for more information regarding division financial performance.

General

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as Internet Protocol and frame relay (a data service that transfers packets of data over Sprint’s network), and managed network services. The global markets division also provides local service using Sprint’s facilities, leased facilities or unbundled network elements provided by other carriers in 36 states and the District of Columbia. The global markets division is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. In addition, the global markets division provides consulting services and international data communications.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multipoint Multichannel Distribution Services (MMDS) services using current line of sight technology. Current video and high speed data customers continue to receive service. In the third quarter of 2003, Sprint’s ongoing evaluation of its business use for the MMDS spectrum resulted in a decision to end pursuit of a residential fixed wireless strategy and an impairment to spectrum value. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business.

Competition

The division competes with AT&T, MCI (formerly WorldCom), the Regional Bell Operating Companies (RBOCs): Verizon, BellSouth, SBC Communications and Qwest, Level 3 and cable operators and other telecommunications providers in all segments of the long distance communications market. AT&T continues to have the largest market share of the domestic long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to fill their networks with traffic volume. The RBOCs have received authority to provide in-region long distance service in 48 states and the District of Columbia, which has heightened competition. As the RBOCs have entered the long distance service market, they have proven to be formidable long distance competitors. In addition, long distance services provided by wireless service providers and Internet-based services are expected to continue to adversely affect the global markets division. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Sprint’s ability to compete successfully will depend on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long distance services.

Strategy

In order to achieve profitable market share growth in an increasingly competitive long distance communications environment, the global markets division intends to leverage its principal strategic assets: its high-capacity national fiber-optic network, its tier one Internet Protocol network, its base of business and residential customers, its established national brand, and offerings available from other Sprint operating entities and other relationships. The long distance operation will focus on expanding its presence in the data communications markets. The global markets division continues to deploy network and systems infrastructure which provides reliability, cost effectiveness and technological improvements.

Local Division

General

The local division consists mainly of regulated local phone companies serving approximately 7.9 million access lines in 18 states. The local division provides local voice and data services, including Digital Subscriber Line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division’s local network, nationwide long distance services to residential customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. The local division provides wireless services to customers in its franchise territories through agency relationships. DSL enables high speed transmission of data over existing copper telephone lines.

The local division’s financial performance for 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001

	(millions)
Net operating revenues	$6,143	$6,257	$6,294

Operating income (loss)(1)	$1,788	$1,830	$1,783

(1)	See Part II, Item 7 Segmental Results of Operations – Local Division for more information regarding division financial performance.

Competition

The local division’s franchise territories are principally in suburban and rural markets. Competition in these markets is occurring more gradually than for the RBOCs. In urban areas there is already substantial competition and there is increasing competition in less urban areas. Cable companies selling cable modems continue to provide competition for high-speed data services for residential customers. In addition, the use of e-mail and wireless services have eroded the local division’s access and long distance revenues. Cable companies are beginning to provide telecommunication services to the home. Certain mergers or other combinations involving competitors may increase competition. Competition in these services is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

Strategy

The local division’s strategy is focused on growing its share of communications spending within its franchised service areas through broad-based product and service differentiation. To do so, the local division will bundle Sprint’s entire portfolio of wireline and wireless services, expand DSL coverage, and add video capability in partnership with Echostar Communications Corp. In addition, the division plans to enhance its customers’ service experience by developing a single, clear invoice and integrating customer care for all bundled services.

Sprint PCS Group

General Overview of the Sprint PCS Group

The PCS Group includes Sprint’s wireless PCS operations. It operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin

Islands, using a single frequency band and a single technology. The PCS Group, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group’s service, including third party affiliates, reaches a quarter billion people. The PCS Group provides nationwide service through a combination of:

•	operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format,

•	affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

•	roaming on other providers’ digital networks that use CDMA, and

•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets.

Sprint PCS customers can use their phones through roaming agreements in countries other than the United States, including areas of:

•	Asia Pacific, including China, Guam, Hong Kong and New Zealand,

•	Canada and Mexico,

•	Central and South America, including Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Paraguay and Uruguay, and

•	Most major Caribbean Islands.

Sprint launched nationwide third generation (3G) capability in the 2002 third quarter. This capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as “PCS Vision,” allows consumer and business customers to use their Vision-enabled PCS devices to exchange personal and corporate e-mail, take, send and receive pictures, exchange instant messages, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services using Sprint’s spectrum under the Sprint brand name on CDMA networks built and operated at their own expense. Several of these affiliates are experiencing financial difficulties and are evaluating or have completed restructuring activities. Two affiliates have filed for bankruptcy protection and made claims against us in the bankruptcy courts. One other affiliate has filed suit against us. We are in negotiations with some of the affiliates regarding restructuring our relationship with them, and have reached agreement with several. Sprint has amended the existing agreements to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover approximately 40% of the customers served by all affiliates. For further discussion see Risk Factors Relating to Sprint.

The PCS Group also includes an investment in Virgin Mobile, USA, a joint venture to market wireless services, principally to youth and pre-pay segments. This investment is accounted for using the equity method.

The PCS Group also provides wireless services to companies that resell wireless service to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service.

The financial performance for the PCS Group for 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001

	(millions)
Net operating revenues	$12,690	$12,074	$9,725

Operating income (loss)(1)	$551	$475	$(647)

(1)	See Part II, Item 7 Segmental Results of Operations – PCS Group for more information regarding division financial performance.

Competition

The market for wireless services is highly competitive. Sprint’s wireless PCS operations compete against a number of carriers including five national wireless companies: Verizon Wireless, Cingular Wireless, AT&T Wireless Services, Nextel Communications and T-Mobile. Each of the markets in which the PCS Group competes is served by other wireless service providers. A majority of the markets, including each of the top 50 metropolitan markets, have six or more wireless service providers including the PCS Group. Many of the PCS Group’s competitors have been operating for a number of years and serve a substantial subscriber base. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators, or as new firms enter the market as additional radio spectrum is made available for commercial wireless services. Consolidation of the industry is occurring with the pending merger of Cingular Wireless and AT&T Wireless Services. The impact of this proposed merger is uncertain, but if completed, the new entity will emerge as the largest competitor. In January 2003, the Federal Communications Commission (FCC) rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. Although the spectrum cap was lifted, the FCC still reviews the competitive impact of any license transfer, assignment or combination on a case by case basis.

Strategy

The PCS Group intends to increase capacity and enhance network coverage, and to increase market penetration by aggressively marketing competitively priced PCS products and services under the Sprint brand name, offering enhanced voice and data services and seeking to provide superior customer service. It also expects to increase market penetration through its investment in Virgin Mobile, USA, which targets the youth and pre-pay segments, and from its wholesale offerings. The principal elements of the PCS Group’s strategy for achieving these goals are:

•	using state-of-the-art technology,

•	leveraging the operating scale of the PCS Group’s national network to achieve significant cost advantages in purchasing power, operations, and marketing,

•	delivering superior service to its customers,

•	growing its customer base using multiple distribution channels,

•	delivering innovative products and services,

•	continuing to increase capacity and enhance coverage, and

•	offering Sprint’s entire product portfolio.

Legislative and Regulatory Developments

Telecommunications services are subject to regulation at the federal level by the FCC and at the state level by public utilities commissions. In general, incumbent local exchange carriers (ILECs) such as Sprint’s local phone companies are subject to the most extensive regulation. Regulation not only covers rates and service terms, but also the terms on which ILECs provide connections and network elements to potential competitors known as competitive local exchange carriers (CLECs). Long distance providers such as the global markets division are subject to less regulation, but still must comply with various statutory requirements and regulations. Commercial mobile radio service (CMRS) providers such as Sprint’s wireless operations are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as E-911 and wireless local number portability (WLNP). CMRS providers are also subject to state regulation over terms and conditions of service.

Telecommunications have been and remain the subject of legislative initiatives at both the federal and state levels. The Telecommunications Act of 1996 (Telecom Act) was the first comprehensive update of the Communications Act of 1934. Among other things, the Telecom Act provided a framework for local competition, but required the passage of implementing rules by the FCC and the states. These rules have been the subject of numerous appeals to both the courts and to Congress. In virtually every session of Congress since the adoption of the Telecom Act, legislation has been proposed to amend it. In addition, members of Congress use Congressional hearings and letters to emphasize points to regulators. Congressional participation in the development of regulatory policy and enforcement makes the regulatory process less predictable and potentially adverse to Sprint’s interest. Similar legislative involvement occurs in various states.

Sprint FON Group – Wireline Operations

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

Sprint is impacted by local competition rules from two perspectives: primarily, as an ILEC serving approximately 4% of the access lines in the United States and, secondarily, as a potential CLEC for the remainder of the country’s access lines. Sprint is engaged as a CLEC providing local service to residential customers and small and medium business customers utilizing its own facilities, leased facilities and a platform of unbundled network elements, referred to as “UNE-P,” provided by the ILEC.

In August 2003, the FCC issued revised rules on unbundled network elements, including UNE-P, broadband deregulation and high-capacity loops. Under the order, ILECs continue to be required to make available loop and transport elements such as those needed for the CLEC services being provided to medium and small business customers described above, but the order establishes a mechanism to require state regulatory commissions to remove the transport and high-capacity loop elements from the required list if certain competitive tests are met. The order further presumes that UNE-P should initially remain available for mass-market customers nationwide but requires state regulatory commissions to examine, on a market-by-market basis and using FCC-formulated criteria, whether UNE-P should continue to be available for mass-market customers. If a state should determine that UNE-P should no longer be required, the order establishes a 27 month phase-out period. Both RBOCs and CLECs appealed various aspects of this order. In March 2004, the D.C. Circuit Court of Appeals vacated significant aspects of the FCC’s order. The court’s decision will be subject to requests for stay of its effectiveness and to requests for rehearing and/or review by the Supreme Court. If allowed to take effect, the court’s decision will foreclose the use of UNE-P unless or until the FCC adopts new rules reinstating UNE-P as an option for competitive local service. Such foreclosure would require Sprint to discontinue its use of UNE-P unless the RBOCs were to agree to allow continued use of UNE-P at negotiated prices. The court also vacated FCC rules requiring high-capacity transport to be made available as an unbundled element. This ruling would not have a material effect on the global markets division’s current competitive local offerings to medium and large business customers.

Separately, the FCC is considering whether it should establish performance measures for ILEC provision of unbundled network elements and special access services, and it has convened a proceeding to determine the appropriate regulatory requirements for ILEC provision of domestic broadband telecommunications. In September 2003, the FCC also initiated a rulemaking proceeding to re-examine the methodology the states must use to establish prices for unbundled network elements.

Larger ILECs, including the local division, were required to provide intermodal WLNP in the 100 largest metropolitan statistical areas in November 2003. Intermodal WLNP allows customers to retain existing telephone numbers when switching from a wireline carrier to a wireless carrier, subject to certain limitations. The intermodal WLNP requirements impose increased operating costs on the local exchange service providers and are likely to result in some loss of customers to wireless carriers.

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

The FCC and many states have established “universal service” programs to ensure affordable, quality local telecommunications services for all U.S. residents. Sprint’s assessment to fund these programs is typically a percentage of interstate and international end-user revenues. The local division is also a recipient of support funds in several of its states.

In 2001, the FCC initiated a proceeding to determine whether the carrier assessment program described in the preceding paragraph should be changed. In a December 2002 decision, the FCC asked for further comment on whether to move from a carrier assessment based on revenues to a per-line or per-number assessment. This issue is still pending with the FCC. In addition, it revised the revenue-based assessment from one based on historical revenues to one based on projected revenues in order to better account for RBOC entry into long distance and the loss of market share by other long distance carriers. The FCC also increased, from 15% to 28.5%, the “safe harbor” estimate of the amount of wireless revenues that can be attributed to interstate and international services. This “safe harbor” can be used by wireless carriers in lieu of attempting to measure how much of their traffic and revenues are from interstate and international calls (and thus subject to federal universal service contributions). This increase in the “safe harbor” has increased the overall share of federal universal service funding borne by wireless carriers. At current funding levels, this FCC decision has slightly reduced the contributions of Sprint’s wireline operations to the federal universal service funds.

In 2001, the FCC launched a proceeding to determine whether access charges, as well as reciprocal compensation for local interconnected calls, should be replaced either by a “bill-and-keep” system under which intercarrier compensation would be eliminated and all carriers would recover their costs solely from end-user customers or by a unified intercarrier compensation system in which the same rates would apply to all forms of intercarrier compensation (access and reciprocal compensation). This proceeding remains pending with the FCC and it is difficult to predict the changes that might result or their timing and impact.

With the growing use of Voice over Internet Protocol (VoIP), the FCC is considering the regulatory status of various forms of VoIP. The outcome of these proceedings will determine whether and how retail VoIP offerings should be regulated, as well as whether VoIP providers should pay access charges and should contribute to the federal universal service fund. In February 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed, is an unregulated “information service,” rather than a telecommunications service, and preempting any attempts by state regulatory authorities to regulate this service. The FCC also voted in February 2004 to initiate a rulemaking to consider other forms of VoIP and is considering a petition filed by AT&T regarding the status of a long distance offering in which calls that begin and end on the ordinary public switched telephone network are transmitted in part through the use of Internet Protocol.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act (CALEA) was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law in light of emerging technologies that might be more difficult for law enforcement officials to monitor. CALEA required telecommunications companies to meet certain “assistance capability requirements” by June 30, 2000. The local division agreed to a CALEA deployment schedule with the Department of Justice (DOJ) and obtained an extension for CALEA compliance from the FCC until June 30, 2002. The local division has timely filed a petition for further extension until June 30, 2004. This petition and similar petitions filed by other carriers have not been acted on, but based on past practice, no penalties are likely to be imposed for the period after the expiration of the previous extension.

Reallocation of Spectrum

The FCC has issued an order reallocating certain spectrum (the 2150-2162 MHz band) currently used by Sprint and others in the provisioning of MMDS for advanced wireless services. The order provides that incumbents such as Sprint will be relocated to a band that will be identified later and will be reimbursed for their relocation costs. The FCC is currently considering this issue.

MMDS License Conditions

The FCC auctioned certain MMDS licenses – those licensed on a basic trading area (BTA) geographic basis – in 1996 for a term of ten years. The licenses may be renewed by the FCC for additional ten year terms. The FCC rules require all licensees of auctioned MMDS spectrum to meet certain buildout requirements in order to retain their licenses of this spectrum. Before August 16, 2003, Sprint filed certifications for 62 of its 93 BTAs indicating that it has met the buildout requirements. However, it has not yet received confirmation from the FCC that the requirement has been met in any BTA. Sprint, other MMDS licensees and the MMDS trade association have asked the FCC to delay the buildout deadline and to amend its rules regarding the buildout obligation along with other rule changes affecting MMDS service. Those requests remain pending. Failure to comply with FCC requirements in a given market could result in the loss of the MMDS BTA license for that part of the service area in which the buildout requirements are not met.

Sprint PCS Group – Wireless Operations

The FCC sets rules, regulations and policies to, among other things:

•	grant licenses for PCS frequencies and license renewals,

•	rule on assignments and transfers of control of PCS licenses,

•	govern the interconnection of PCS networks with other wireless and wireline carriers,

•	establish access and universal service funding provisions,

•	impose fines and forfeitures for violations of any of the FCC’s rules,

•	regulate the technical standards governing wireless services, and

•	impose other obligations that it determines to be in the public interest.

In January 2003, the FCC eliminated its spectrum cap rule prohibiting a single entity from having a combined attributable interest in broadband PCS, cellular and specialized mobile radio licenses totaling more than 55MHz in any geographic area. The FCC now analyzes transactions involving spectrum on a case-by-case basis and imposes limits on the amount of spectrum a single entity may hold in a geographic area only if market conditions warrant such restrictions. In certain instances sales or acquisitions of wireless systems are also subject to DOJ or Federal Trade Commission review.

In late 2003, the FCC adopted new rules that will allow CMRS licensees to lease spectrum to other parties. Under the new rules, which go into effect in early 2004, licensees will have more flexibility to use and potentially monetize spectrum assets. At this time it is unclear how this increased flexibility will impact the value of Sprint’s PCS spectrum holdings or the highly competitive marketplace for wireless services.

In 2003, the FCC reallocated additional spectrum for 3G purposes. The FCC identified which spectrum bands should be used for advanced wireless services and is considering the technical parameters and service rules to govern operation in these frequencies. After this process is complete, the FCC will auction this spectrum. The amount of spectrum that will be reallocated and the cost of moving incumbent users cannot be determined at this time. In addition, the FCC plans to auction additional spectrum in the 700 MHz band which is currently used for analog broadcasting. It is not clear if the allocation of additional spectrum for 3G purposes and the auction of 700 MHz spectrum for mobile services will impact the value of Sprint’s current spectrum licenses.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. It is considering new “harmful interference” concepts that might permit unlicensed users to “share” licensed spectrum. These new uses could impact Sprint’s utilization of its licensed spectrum.

PCS License Conditions

All PCS licenses are granted for ten-year terms if the FCC’s construction requirements are met. Licenses may be revoked if the FCC’s construction requirements are not met. The licenses are also subject to renewal. All 30 MHz broadband major trading area (MTA) licensees must build PCS networks offering coverage to  1/3 of the population within five years and  2/3 within 10 years. In 2000, Sprint met the five-year buildout requirement in all of its MTA markets. Sprint has already met the ten-year buildout requirement in the majority of its MTA markets and expects to meet the ten-year buildout requirements in all of its MTA markets before the June 2005 deadline. All 10 MHz and 15 MHz broadband PCS licensees must construct networks offering coverage to at least  1/4 of the population or make a showing of “substantial service” within five years of license grant. In 2002, Sprint met the 10/15 MHz five-year buildout requirement in all of its BTA markets.

PCS licenses may be renewed for additional ten-year terms. Renewal applications are not subject to auctions. If a renewal application is challenged, the FCC grants a preference commonly referred to as a license renewal expectancy to the applicant if it can demonstrate it has provided “substantial service” during the past license term and has substantially complied with the FCC’s rules.

Other FCC Requirements

Sprint’s PCS wireless operations began providing WLNP in the 100 largest metropolitan statistical areas (MSAs) in compliance with the FCC-mandated November 24, 2003 deadline. WLNP allows customers to retain existing telephone numbers when switching from one telecommunications carrier to another, subject to certain limitations.

We intend to implement WLNP beyond the largest 100 MSAs on May 24, 2004. The vast majority of PCS customers are resident in the 100 largest markets where WLNP is already available. The WLNP requirements impose increased operating costs on all CMRS carriers and are likely to result in higher subscriber churn.

Broadband PCS and other CMRS providers must implement enhanced emergency 911 capabilities in a two-tiered manner. In the first phase, wireless carriers must identify the base station from which a call originated. In the second phase, wireless carriers must provide location within a radius as small as fifty meters. Implementation of the second phase location requirements must generally begin within six months of a valid request by a public safety organization. Sprint has deployed system elements necessary to support Phase one and Phase two enhanced emergency 911 throughout its entire network. Actual availability of Phase one or Phase two enhanced emergency 911 services in any particular market is dependent upon receipt of a request for service and completion of necessary upgrades by local governments, and is not within Sprint’s control. We file regular reports with the FCC outlining our compliance with these obligations. Failure to comply with the FCC’s rules in this area may result in significant monetary penalties.

Communications Assistance for Law Enforcement Act

CALEA requires telecommunications carriers, including Sprint, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Like other CMRS carriers, our wireless operations have sought certain extensions of CALEA deadlines for packet-mode data services and these requests remain pending. Sprint believes that the FCC will grant extensions of the deadlines; however, the law enforcement community, led by the DOJ, Federal Bureau of Investigation (FBI), and Drug Enforcement Administration (DEA) are actively participating in a number of FCC proceedings relating to packet-mode data services. DOJ, FBI, and DEA are seeking determinations from the FCC that providers of packet-mode services – particularly Voice-Over-Packet communications – must provide electronic interception capabilities. Determinations in these FCC proceedings could affect disposition of Sprint’s CALEA extension requests for its wireless operations. If the extension requests are not granted, Sprint could be subject to fines if it is unable to comply with a surveillance request from a law enforcement agency. Sprint has also sought clarification from the FCC on the scope of telecommunications carriers’ obligation to intercept packet-mode data services.

Hearing Aid Compatibility

FCC rules require that telecommunications carriers make services accessible and usable to persons with disabilities. In August 2003, the FCC released an order lifting the exemption that cellular/PCS handsets had under the 1988 Hearing Aid Compatibility Act and imposed new obligations for wireless carriers and handset manufacturers. Among other requirements, by November 2005, 25% of all handset models that major CMRS providers sell must be hearing aid compatible by meeting certain technical requirements. Once finalized, these requirements will impose additional costs on Sprint.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration (FAA) regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, FCC rules subject certain cell site locations to National Environmental Policy Act (NEPA) and National Historic Preservation Act (NHPA) regulation. The FCC is currently evaluating modifications to its NEPA and NHPA rules that could result in additional land use and radio frequency requirements and might impact antenna siting efforts in certain areas.

Universal Service Requirements and Access Charges

The FCC and many states have established “universal service” programs to ensure affordable telecommunications services for all U.S. residents. As discussed above under “Sprint FON Group – Wireline Operations – Universal Service Requirements and Access Reform,” the FCC increased the “safe harbor” estimate of the amount of wireless revenues that can be attributed to interstate and international services. Although wireless carriers may still rely on their actual interstate traffic levels to determine universal service fund contributions, the FCC’s modification of the “safe harbor” increased the overall share of federal universal service funding borne by wireless carriers, including Sprint’s wireless operations.

In 2001, the FCC initiated a proceeding to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers. Separately, in 2001, Sprint and AT&T filed petitions for a declaratory ruling with the FCC regarding the lawfulness of Sprint’s practice of charging AT&T for terminating AT&T’s long distance calls to Sprint’s wireless customers. In July 2002, the FCC released a ruling affirming that nothing prohibited wireless carriers from imposing access charges for the use of their networks; however, the FCC also stated that inter-exchange carriers could not be unilaterally required to pay these charges without a contractual obligation to do so. This ruling was affirmed by the District of Columbia Circuit Court of Appeals. Sprint’s claim against AT&T for wireless access charges is currently pending before the Federal District Court for the Western District of Missouri.

State and Local Regulation

The Telecom Act generally preempts state and local regulation of market entry or the rates charged by a CMRS provider. States may, however, regulate “other terms and conditions” of mobile service, such as billing practices and other consumer-related issues. Several states have commenced proceedings to implement consumer protection and service quality regulations that would impose substantial incremental costs across the industry.

The location and construction of radio towers and antennas are also subject to a variety of state and local zoning, land use and regulatory requirements. Therefore, the time needed to obtain zoning approvals for the construction of additional wireless facilities varies from market to market and state to state. The cost of constructing wireless antenna facilities also varies by market and state.

The potential impact on Sprint and its operations of material regulatory developments is discussed under “Risk Factors Relating to Sprint.”

Environmental Compliance

Sprint has identified seven former manufactured gas plants where it may have some obligation to contribute to cleanup costs. Sprint continues to evaluate whether and to what extent it has liability with respect to each site and has reserved for cleanup costs. The manufactured gas plants are not currently owned or operated by Sprint, but may have been owned or operated by entities acquired by Sprint’s subsidiary, Centel Corporation, before Sprint acquired Centel Corporation. Other environmental compliance and remediation expenditures mainly result from the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint’s environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material adverse effects on its financial statements or its operations.

Patents, Trademarks and Licenses

Sprint owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. Sprint expects to apply for and develop trademarks, service marks and patents for its benefit in the ordinary course of business. “Sprint” and “Sprint PCS” are registered trademarks of Sprint. Sprint is also licensed under domestic and foreign patents and trademarks owned by others. In total, these patents, patent applications, trademarks, service marks and licenses are of material importance to the business. Generally, Sprint’s trademarks, trademark licenses and service marks have no limitation on duration; Sprint’s patents and licensed patents have remaining terms generally ranging from one to 19 years.

Sprint has granted licenses to others to use its registered trademark “Sprint” in certain situations, including to R.H. Donnelley in connection with the provision of telephone directories in Sprint’s local franchise territories and to Sprint’s third party PCS affiliates.

Employee Relations

At year-end 2003, Sprint had approximately 41,200 FON Group and approximately 25,700 PCS Group active employees. Approximately 7,900 FON Group employees were represented by unions. During 2003, Sprint had a work stoppage in New Jersey. It did not have a material effect on financial results.

In the 2003 fourth quarter, Sprint recognized charges from its organizational redesign initiatives. The restructuring was a company-wide effort to create a more customer focused organization. These decisions included work force reductions in the FON Group, PCS Group and corporate functions supporting these two groups.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business. Restructurings of other global markets division operations also occurred in the continuing effort to create a more efficient cost structure. These decisions included work force reductions in the FON Group.

In the 2002 fourth quarter, Sprint announced plans to consolidate its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as steps to reduce operating costs. These decisions included work force reductions in the FON Group, PCS Group and corporate functions supporting these two groups. Additionally, in a separate action, the PCS Group announced it would reduce operating expenses through a further work force reduction.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions’ web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that its global markets division will discontinue offering and supporting facilities-based DSL services to customers. These decisions included work force reductions in the FON Group.

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer service business units. These decisions included work force reductions in the PCS Group.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION offerings and announced plans to reduce operating costs. These decisions included work force reductions in the FON Group and corporate functions.

See Note 5 of Notes to Consolidated Financial Statements, Restructuring and Asset Impairments, for more information on the impacts of these decisions.

Management

For information concerning the executive officers of Sprint, see “Executive Officers of the Registrant” in this document.

Information as to Business Segments

For information required by this section, refer to Sprint’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to Note 17 of Notes to Consolidated Financial Statements section of the Financial Statements filed as part of this document.

Considerations Relating to Tracking Stocks

On February 28, 2004, Sprint’s board of directors decided to recombine the tracking stocks and return to a single common stock. As a result, each share of the PCS common stock will convert automatically into 0.50 shares of FON common stock on April 23, 2004. The FON stock will represent the only outstanding common stock of Sprint. After the recombination, Sprint will continue to present consolidated financial information, but will not include group level information. The recombination will not impact Sprint’s current presentation of all required segment information.

Until the recombination, the FON common stock and the PCS common stock are intended to track the performance of the FON Group and the PCS Group, respectively. Because the FON common stock and the PCS common stock are classes of common stock of Sprint, not common stock of the group they are intended to track, the holders of the FON common stock and the PCS common stock are subject to the risks related to an equity investment in Sprint and all of Sprint’s businesses, assets and liabilities. Therefore, the market prices of the FON common stock and the PCS common stock may not accurately reflect the performance of the group they are intended to track. Between the announcement and the completion of the recombination, the price of the tracking stocks may reflect the expectation that a single common stock will result from the recombination, rather than reflecting the performance of the groups.

Sprint has a single board of directors. Consequently, there is no board of directors that owes separate duties to the holders of either the FON common stock or the PCS common stock. Conflicts of interest between holders of FON common stock and PCS common stock in transactions between the FON Group and the PCS Group or in our dealings with third parties could be resolved by our board of directors to the detriment of the holders of one or the other class of common stock.

After the recombination of the tracking stocks, events that would have benefited the holders of only one of the tracking stocks will benefit all Sprint shareholders.

Risk Factors Relating to Sprint

Failure to satisfy our capital requirements could cause us to delay or abandon our expansion plans. If we incur significant additional indebtedness, it could cause a decline in our credit rating and could limit our ability to raise additional capital.

We continue to have substantial indebtedness and we will continue to require additional capital to expand our businesses. We intend to fund these capital requirements with cash flow generated from operations. If we do not generate sufficient cash flow from operations, we may need to rely on additional financing to expand our businesses. In connection with the execution of our business strategies, we are continually evaluating acquisition opportunities, and we may elect to finance acquisitions by incurring additional indebtedness. We may not be able to arrange additional financing to fund our requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our financial performance, general economic conditions, and prevailing market conditions. Many of these factors are beyond our control. Failure to obtain suitable financing could, among other things, result in the inability to continue to expand our businesses and meet competitive challenges. If we incur significant additional indebtedness, our credit rating could be adversely affected. As a result, our future borrowing costs would likely increase and our access to capital could be adversely affected.

If our wireless PCS operations do not achieve and maintain profitability or if the global markets division and the local division cannot sustain operating revenues, our ability to grow and compete effectively and our credit rating will likely be adversely affected.

If our wireless PCS operations do not achieve and maintain profitability on a timely basis, we may be unable to make the capital expenditures necessary to implement our business plan, meet our debt service requirements, or otherwise conduct our business in an effective and competitive manner. This would require us to divert cash from other uses, which may not be possible or may detract from the growth of our other businesses. These events could limit our ability to increase revenues and net income or cause these amounts to decline.

The global markets division and the local division have experienced declining operating revenues. If the global markets division and the local division cannot sustain revenues, they may be unable to make the capital expenditures necessary to implement their business plans or otherwise conduct their businesses in an effective and competitive manner. This could further damage our ability to maintain or increase our revenues as a whole.

If our wireless PCS operations do not achieve and maintain profitability on a timely basis or if the global markets division and the local division cannot sustain operating revenues, our credit rating will likely be adversely affected. If our credit rating is adversely affected, our future borrowing costs would likely increase and our access to capital could be adversely affected.

We face intense competition that may reduce our market share and harm our financial performance.

There is intense competition in the telecommunications industry. The traditional dividing lines between long distance, local, wireless, cable and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service bundling strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets.

We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing, sales and service delivery, and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry, we could lose market share or experience a decline in revenue and net income.

PCS Group—Wireless Operations. Our wireless PCS operations compete in markets served by other wireless service providers. A majority of the markets including each of the top 50 metropolitan markets have six or more wireless service providers. Many of these competitors have been operating for a number of years and serve a substantial subscriber base. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. Competition may continue to increase to the extent that there are mergers or other combinations involving our competitors or licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These wireless communications operators may be able to offer customers network features or products not offered by us. The actions of these wireless communications operators could negatively affect our customer churn, ability to attract new customers, average revenue per user and operating costs.

We rely on agreements with competitors to provide automatic roaming capability to wireless customers in many of the areas of the United States not covered by our wireless network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by our wireless network or may be able to offer roaming rates that are lower than those offered by us. Certain competitors have sought to modify the FCC’s rules to reduce access to their networks for automatic roaming in certain areas. We could incur additional costs to enable our customers to roam, or our customers could be unable to roam, in those markets where cellular operators do not make their network available for roaming or roaming is not technically feasible. Beginning in November 2003, all wireless service providers were required to offer a database solution for WLNP in the 100 largest metropolitan statistical areas. WLNP allows customers to retain, subject to certain geographical limitations, their existing telephone numbers when switching from one carrier to another. In addition to imposing increased costs on our wireless PCS operations, this enables our customers to move to other carriers without losing established telephone numbers and is therefore expected to increase churn during 2004.

Many wireless providers have been upgrading their systems and provide advanced and digital services which compete with our PCS services. Many of these wireless providers require their customers to enter into long term contracts, which may make it more difficult for us to attract customers away from these wireless providers.

We anticipate that market prices for wireless voice services and products generally will continue to decrease in the future as a result of continued competition. All of these developments may lead to greater choices for customers, possible consumer confusion, and increased industry churn.

FON Group—Wireline Operations. The global markets division competes with AT&T, MCI (formerly WorldCom), the RBOCs and cable operators, as well as a host of smaller competitors in the provision of long distance and local services. Some of these companies have built high-capacity, Internet-based fiber-optic networks capable of supporting large amounts of bandwidth. These companies claim certain cost structure advantages which, among other factors, may position them well for the future. Increased competition and the significant increase in capacity resulting from new networks may drive already low prices down further.

The Telecom Act allows the RBOCs to provide long distance services in their respective regions if certain conditions are met. By year-end 2003, the RBOCs received authority to enter the long distance market in every state they serve. As the RBOCs have entered the market, they have proven to be formidable long distance competitors. In addition, long distance services provided by wireless, Internet-based and cable service providers are expected to continue to adversely affect sales of the global markets division. Inter-exchange and other carriers are allowed to compete for local services by resale, by using unbundled network elements, or through their own facilities.

The local division operates principally in suburban and rural markets. As a result, competition in the local division’s markets is occurring more gradually than for the RBOCs. In urban areas where the local division operates there is already substantial competition by CLECs and there is increasing competition in less urban areas. Cable companies selling cable modems continue to provide competition for high-speed data services for residential customers. E-mail and wireless services will continue to grow as an alternative to wireline services. Larger ILECs, including the local division, were required to provide intermodal WLNP in the 100 largest metropolitan statistical areas in November 2003. Intermodal WLNP allows customers to retain existing telephone numbers when switching from a wireline carrier to a wireless carrier, subject to certain limitations. The WLNP requirements impose increased operating costs on the local exchange service providers and are likely to result in some loss of customers to wireless carriers.

Any failure by our PCS wireless operations to improve customer service and continue to enhance the quality of its network and meet capacity requirements of its customer growth will likely impair its financial performance and adversely affect our results of operations.

Our PCS wireless operations are working to improve customer service. Although improving customer service may increase the cost of supporting our subscribers, if we are unable to improve customer service, our subscribers may switch to other wireless providers.

Our PCS wireless operations must continue to enhance the quality of the wireless network. As we continue this enhancement, we must:

•	obtain rights to a large number of cell sites,

•	obtain zoning variances or other approvals or permits for network construction and expansion, and

•	build and maintain additional network capacity to satisfy customer growth.

Network enhancements may not occur as scheduled or at the cost that we have estimated. Delays or failure to add network capacity, or increased costs of adding capacity, could limit our ability to satisfy our customers and retain or increase the revenues and operating margin of our PCS wireless operations or Sprint as a whole.

The financial difficulties being experienced by some of our wireless affiliates may force us to incur additional expenses and adversely affect our financial performance.

We supplement our wireless network buildout through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services using Sprint’s spectrum under the Sprint brand name on CDMA networks built and operated at their own expense. We pay these companies a fee based on billed or collected revenues for operating the network on our behalf. Several of these affiliates are experiencing financial difficulties and are evaluating or have completed restructuring activities. Two affiliates have filed for bankruptcy protection and made claims against us in the bankruptcy courts. One other affiliate has filed suit against us. Several of the affiliates are disputing and refusing to pay amounts owed to us. We are in negotiations with some of the affiliates regarding restructuring our relationship with them and have reached agreement with several. Sprint has amended the existing agreements to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover approximately 40% of the customers served by all affiliates. If any of the affiliates cease operations in all or part of their service area, we may incur roaming charges in areas where service was previously provided by the affiliates. We may also incur costs to meet FCC buildout and renewal requirements, as well as experience lower revenues. Failure to meet FCC buildout and renewal requirements could result in the loss of a PCS license or licenses depending on the service area.

Significant changes in the industry could cause a decline in demand for our services.

The wireless telecommunications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology such as the move to 3G wireless technology. This causes uncertainty about future customer demand for our wireless PCS services and the prices that we will be able to charge for these services. For example, the demands for our wireless data services may be affected by the proliferation of wireless local area networks using new technologies or the enactment of new laws or regulations restricting use of wireless handsets. The rapid change in technology may lead to the development of wireless telecommunications services or alternative services that consumers prefer over PCS. There is also uncertainty as to the extent to which airtime charges and monthly recurring charges may continue to decline.

The wireline industry is also experiencing significant technological change. Cable companies are beginning to provide telecommunications services to the home. Some carriers are providing local and long distance voice services over Internet Protocol (VolP), in the process avoiding access charges on long distance calls.

As a result of these changes, the future prospects of the wireless and wireline industry and the success of our services remain uncertain.

A high rate of customer churn would likely impair our financial performance.

A key element in the economic success of telecommunications carriers is the rate of customer churn. The implementation of WLNP in November 2003 could potentially increase churn. Current strategies to reduce customer churn may not be successful. A high rate of customer churn would impair our ability to increase the revenues of, or cause a deterioration in the operating margin of, our operating units or Sprint as a whole.

Government regulation could adversely affect our prospects and results of operations.

PCS Group—Wireless Operations. The licensing, construction, operation, sale, and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. The Communications Act of 1934 preempts state and local regulation of market entry by, and the rates charged by, CMRS providers, except in limited circumstances. States may regulate such things as billing practices and consumer-related issues. California has rulemakings underway that propose rules designed to impose consumer protections and service quality regulations. Several other states appear to be considering similar initiatives. If imposed, these regulations could increase the costs of our wireless operations. The Federal Trade Commission also regulates how wireless services are marketed.

The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC is currently evaluating significant changes to its environmental rules which could make it more difficult to deploy antenna facilities. The FCC, the FAA, or other governmental authorities having jurisdiction over our business could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.

FCC licenses to provide PCS services are subject to renewal and revocation. Our metropolitan trading area licenses expire in 2005, and our basic trading area licenses expire in 2007. Metropolitan trading areas and basic trading areas are areas defined by the FCC for the purpose of issuing licenses for PCS. Several basic trading areas make up each metropolitan trading area. The licenses may be renewed by the FCC for additional ten-year terms. FCC rules require all PCS licensees to meet certain buildout requirements to retain their licenses. Although we have met most of these buildout requirements, there is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements in a given license area could result in revocation of the PCS license for that license area.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. It is considering new “harmful interference” concepts that might permit unlicensed users to “share” licensed spectrum. These new uses could impact Sprint’s utilization of its licensed spectrum.

CMRS providers must implement enhanced 911 capabilities in accordance with FCC rules. Failure to deploy 911 service consistent with FCC requirements could subject us to significant fines.

Failure by various regulatory bodies to make telephone numbers available in a timely fashion could result in our PCS operations not having enough local numbers to assign to new subscribers in certain markets. The FCC has adopted rules to promote the efficient use of numbering resources, including restrictions on the assignment of telephone numbers to carriers, including wireless carriers. The FCC has delegated to states the authority to assign, administer, and conserve telephone numbers. The FCC lifted its prohibition on area codes designated only for customers using a specific technology, such as an area code for only those using wireless technology, and now considers proposals submitted by state commissions seeking to implement this change on a case-by-case basis. Depending on the rules adopted by the states, the supply of available numbers could be adversely restricted. As a result, we:

•	may be required to assign subscribers non-local telephone numbers, which may be a disincentive for potential customers to subscribe to PCS service,

•	may incur significant costs to either acquire new numbers or reassign subscribers to new numbers, and

•	may be unable to enroll new subscribers at projected rates.

FON Group—Wireline Operations. FCC licenses associated with MMDS spectrum are subject to renewal and revocation. In 1996, the FCC auctioned certain MMDS licenses—those licensed on a basic trading area geographic basis—for terms of ten years. Those licenses expire in 2006. The licenses may be renewed by the FCC for additional ten-year terms. The FCC rules require all licensees of auctioned MMDS spectrum to meet certain buildout requirements in order to retain their licenses for this spectrum. Although we have met these requirements in a number of our MMDS markets, there is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements in a given market could result in the loss of the MMDS license for that part of the service area in which the buildout requirements are not met.

In March 2003, at the request of Sprint and other MMDS licensees, the FCC initiated a proceeding proposing to change the service rules governing the MMDS band, to promote flexible use and commercial development of MMDS spectrum. The FCC is also considering relocation of certain MMDS Channels. There is no guarantee that any actions taken by the FCC will promote our business plans.

The pending court review of the FCC’s August 2003 order on unbundled network elements and the FCC’s pending reexamination of pricing guidelines for unbundled network elements could affect our ability to use unbundled elements to offer competing local services in areas outside the local division’s franchise territories and could affect competition in the local division’s franchise territories.

The regulatory uncertainty surrounding VolP and the apparent use of VolP by some long distance carriers as a strategy to minimize access charges may adversely affect both the local division’s access revenues and the global markets division’s competitive position to the extent it makes less use of VolP than its competitors. Adoption by the FCC of intercarrier compensation reform could reduce or eliminate other opportunities for access charge arbitrage, but could also reduce the local division’s revenues unless the plan provides a mechanism to replace those revenues with revenues from other sources.

Failure to complete development, testing and rollout of new technology could affect our ability to compete in the industry and the technology we use could place us at a competitive disadvantage.

On an ongoing basis, Sprint develops, tests and rolls out various new technologies and support systems intended to help us compete in the industry. Successful implementation of technology upgrades depends on the success of contract negotiations and vendors meeting their obligations in a timely manner. We may not successfully complete the development and rollout of new technology in a timely manner, and any new technology may not be widely accepted by customers. In either case, we may not be able to compete effectively in the industry. For example, the inability to develop the necessary technology contributed to the decision to end pursuit of a residential fixed wireless strategy using our MMDS licenses.

We use CDMA 2000 technology as our wireless air interface standard for our wireless PCS operations because we believe the technology is superior to the GSM family of air interface technologies. CDMA 2000 has a much smaller market share of global wireless subscribers compared to GSM. As a result, we have a risk of higher costs for handsets and network infrastructure than competitors who use GSM.

We have entered into outsourcing agreements related to business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of customers and revenue, and interruption of our services.

We have entered into outsourcing agreements for the development and maintenance of certain software systems necessary for the operation of our business. We have also entered into agreements with third parties to provide customer service support to direct PCS customers. As a result, we must rely on third parties to execute our operational priorities and interface with our customers. In some cases, the policies of the United States, individual states and foreign countries could affect the provision of these services. If these third parties are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of customers.

Item 2. Properties

Sprint’s gross property, plant and equipment totaled $54.2 billion at year-end 2003. Of this amount, $19.0 billion relates to the FON Group’s local division, $14.1 billion relates to the FON Group’s global markets division, $18.7 billion relates to the PCS Group and the remainder relates to the FON Group’s product distribution properties and general support assets.

The FON Group’s gross property, plant and equipment totaled $35.5 billion at year-end 2003. These properties mainly consist of land, buildings, digital fiber-optic network, switching equipment, microwave radio and cable and wire facilities. Sprint leases certain switching equipment and several general office facilities. The long distance operation has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network. Under various long-term lease and services agreements, MCI (formerly WorldCom) provides Sprint access to network facilities that compose approximately 17% of Sprint’s long distance fiber network and a larger percentage of network traffic. These network facilities are also shared or utilized by MCI (formerly WorldCom).

The PCS Group’s properties consist of network assets including base transceiver stations, switching equipment and towers, as well as leased and owned general office facilities and retail stores. The PCS Group leases space for base station towers and switch sites for its PCS network. At year-end 2003, the PCS Group had under lease (or options to lease) approximately 22,500 cell sites.

Sprint owns its corporate campus located in the greater Kansas City metropolitan area.

At December 2003, $960 million of Sprint’s debt outstanding represents first mortgage debt and other capital lease obligations and is secured by $15.5 billion of gross property, plant and equipment.

For additional information, see Note 16 of the Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

In early March, 2004, six purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by PCS common stockholders. One suit was filed in the Supreme Court of the State of New York, which is that state’s trial court; the remaining five were filed in the District Court of Johnson County, Kansas. The actions allege breach of fiduciary duty in connection with the approval of the recombination, and seek injunctive relief or monetary damages.

In December 2003, the respective courts approved the settlements in the derivative action filed in 2000 by Amalgamated Bank, an institutional shareholder, and in the securities class action filed in 2001 by New England Healthcare Employees Pension Fund and other institutional shareholders. The derivative complaint alleged that the individual defendants breached their fiduciary duties to Sprint and were unjustly enriched by making undisclosed amendments to Sprint’s stock option plans, by failing to disclose certain information concerning regulatory approval of the proposed merger of Sprint and WorldCom, and by overstating Sprint’s earnings for the first quarter of 2000. The class action lawsuit alleged violations of the federal securities laws based on similar allegations. The derivative settlement included the adoption of certain corporate governance enhancements, certain restrictions on stock and options by individual defendants, and an award of attorneys’ fees to plaintiff’s counsel in the form of Sprint stock. The securities class action settlement provided for the payment of a total of $50 million to the plaintiff class. Sprint has recognized $40 million in insurance recoveries related to this action. Sprint does not expect to recover any additional insurance related to this action.

In April and May 2003, three putative class action lawsuits were filed in the U.S. District Court for the District of Kansas by individual participants in the Sprint Retirement Savings Plan and the Centel Retirement Savings Plan for Bargaining Unit Employees against Sprint, the plan committees, and various current and former officers of Sprint. In November 2003, a consolidated amended complaint was filed, naming additional officers and directors and Fidelity Management, the plan trustee, as defendants. In December, two additional complaints, making identical allegations, were filed and then also consolidated. The lawsuits allege that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by including FON and PCS stock among the more than thirty investment options offered to plan participants, and seek to recover any decline in the value of FON and PCS stock during the class period.

We have been involved in legal proceedings in various states concerning the suspension of the processing or approval of permits for wireless telecommunications towers, the denial of applications for permits and other issues arising in connection with tower siting. There can be no assurance that such litigation and similar actions taken by others seeking to block the construction of individual cell sites of our PCS network will not, in the aggregate, significantly delay further expansion of our network coverage.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint.

While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint’s beliefs, Sprint expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint or its business segments.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

Item 10(b). Executive Officers of the Registrant

Office	Name	Age

Chairman and Chief Executive Officer	Gary D. Forsee(1)	53
President and Chief Operating Officer; President—Sprint PCS	Len J. Lauer(2)	46
President—Local Telecommunications Division	Michael B. Fuller(3)	59
President—Global Markets Group	Howard E. Janzen(4)	49
Executive Vice President—Chief Financial Officer	Robert J. Dellinger(5)	43
Executive Vice President—General Counsel and External Affairs	Thomas A. Gerke(6)	47
Executive Vice President—Chief Information Officer	Michael W. Stout(7)	57
Executive Vice President—Network Services	Kathryn A. Walker(8)	44
Senior Vice President and Treasurer	Gene M. Betts(9)	51
Senior Vice President—Strategic Planning and Corporate Development	William R. Blessing(10)	48
Senior Vice President—Human Resources	James G. Kissinger(11)	47
Senior Vice President and Controller	John P. Meyer(12)	53

(1)	Mr. Forsee was elected Chief Executive Officer in March 2003 and Chairman in May 2003. Before joining Sprint, he had served as Vice Chairman—Domestic Operations of BellSouth Corporation since January 2002, Chairman of Cingular Wireless since 2001 and President of BellSouth International since 2000. He had served as Executive Vice President and Chief Staff Officer of BellSouth Corporation since 1999. Before joining BellSouth, Mr. Forsee served as President and Chief Executive Officer of Global One, a joint venture of Sprint, Deutsche Telekom and France Telecom, beginning in 1998. Before joining Global One, he served as President and Chief Operating Officer of Sprint’s long distance division beginning in 1995.

(2)	Mr. Lauer was elected President and Chief Operating Officer in September 2003. He became President—Sprint PCS in October 2002. He had served as President—Global Markets Division since September 2000. He had been elected President—Sprint Business in June 2000. Mr. Lauer served as President—Consumer Services Group of Sprint/United Management Company, a subsidiary of Sprint, from 1999 to 2000. He joined Sprint in 1998 as Senior Vice President—Quality, Development and Public Relations.

(3)	Mr. Fuller was elected President—Local Telecommunications Division in 1996.

(4)	Mr. Janzen was elected President—Global Markets Group in May 2003. Before joining Sprint, he served as Chairman, President and Chief Executive Officer of Williams Communications Group, Inc., a high technology company, from 2001 until October 2002 when it emerged from bankruptcy as WilTel Communications Group, Inc. Williams Communications Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in April 2002. He became President and Chief Executive Officer of Williams Communications Group, Inc. in 1995.

(5)	Mr. Dellinger was elected Executive Vice President—Chief Financial Officer in June 2002. He had served as Executive Vice President—Finance since April 2002. Before joining Sprint, he had served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as President and Chief Executive Officer of General Electric’s Employers Reinsurance Corporation’s Property and Casualty Reinsurance Business in Europe and Asia. From 1997 to 2000, he served as Executive Vice President and Chief Financial Officer of General Electric’s Employers Reinsurance Corporation.

(6)	Mr. Gerke became Executive Vice President—General Counsel and External Affairs in April 2003. He had served as Vice President—GMG—Business Development of the global markets division since June 2002. From September 2000 to June 2002, he served as Vice President—Corporate Secretary and Associate General Counsel of Sprint. He was elected Vice President—Law, General Business and Technology in 1999 and Assistant Vice President—Corporate Transactions in 1998.

(7)	Mr. Stout was elected Executive Vice President—Chief Information Officer in May 2003. Before joining Sprint, he served as Vice President and Chief Technology and Information Officer for GE Capital, a global financial services company, since 1998.

(8)	Ms. Walker was elected Executive Vice President—Network Services in October 2003. She had served as Senior Vice President—Network Operations for Sprint Communications Company L.P., Sprint’s long distance subsidiary, since 2002. She had served as a Vice President in the global markets division since 1998.

(9)	Mr. Betts was elected Senior Vice President in 1990. He was elected Treasurer in 1998.

(10)	Mr. Blessing was elected Senior Vice President—Strategic Planning and Corporate Development in October 2003. He had served as Vice President—Strategic Planning and Business Development—Sprint PCS for Sprint Spectrum L.P., a Sprint subsidiary, since 2000. He had been elected Vice President—Strategic Planning—Sprint PCS for Sprint/United Management Company in 1999. He was initially elected a Vice President of a Sprint subsidiary in 1986.

(11)	Mr. Kissinger was elected Senior Vice President—Human Resources in April 2003. He had served as Vice President—HR Operations for Sprint/United Management Company since 1996.

(12)	Mr. Meyer was elected Senior Vice President—Controller in 1993.

There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock Data

	2003 Market Price
	High	Low	End of Period

FON Stock, Series 1
First quarter	$16.76	$11.06	$11.75
Second quarter	15.10	10.22	14.40
Third quarter	16.20	13.55	15.10
Fourth quarter	16.72	14.72	16.42
PCS Stock, Series 1
First quarter	5.28	3.10	4.36
Second quarter	6.48	3.40	5.75
Third quarter	6.79	4.80	5.73
Fourth quarter	6.31	3.80	5.62

	2002 Market Price
	High	Low	End of Period

FON Stock, Series 1
First quarter	$20.47	$12.51	$15.29
Second quarter	17.53	8.80	10.61
Third quarter	13.15	6.65	9.12
Fourth quarter	15.40	7.96	14.48
PCS Stock, Series 1
First quarter	25.20	7.22	10.29
Second quarter	13.45	3.50	4.47
Third quarter	6.93	1.75	1.96
Fourth quarter	6.38	1.77	4.38

As of February 27, 2004, Sprint had approximately 62,000 FON stock, Series 1 record holders, 56,000 PCS stock, Series 1 record holders and eight PCS stock, Series 2 record holders. The principal trading market for Sprint’s FON stock, Series 1 and PCS stock, Series 1 is the New York Stock Exchange. The PCS stock, Series 2 is not publicly traded. Sprint paid a FON stock dividend of $0.125 per share in each of the quarters of 2003 and 2002. Sprint does not intend to pay dividends on the PCS stock.

Sale of Unregistered Equity Securities

In October 2003, Sprint issued to Kathryn Walker, Sprint’s Executive Vice President-Network Services, 24,000 restricted stock units relating to shares of FON stock and 24,000 restricted stock units relating to shares of PCS stock. The restricted stock units were granted to Ms. Walker in connection with her promotion to Executive Vice President. Each restricted stock unit represents the right to one share of common stock once the unit vests. The restricted stock units also include dividend equivalent rights, which means that, when Sprint pays a dividend on the stock represented by the units, Ms. Walker is entitled to additional shares of the stock when the units vest. The units vest in 2006.

Neither the units nor the common stock issuable once the units vest were registered under the Securities Act of 1933. The issuance of the restricted stock units was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the restricted stock units were issued in a transaction not involving a public offering. Sprint may in the future register the resale of the shares of stock to be received by Ms. Walker once the units vest.

Item 6. Selected Financial Data

Consolidated Selected Financial Data

	2003	2002	2001	2000	1999

	(millions, except per share data)
Results of Operations

Net operating revenues	$26,197	$26,679	$25,562	$23,166	$19,856
Operating income (loss)(1),(5)	861	2,100	(901)	296	(484)
Income (Loss) from continuing operations(1),(2),(5)	(367)	471	(1,553)	(736)	(919)

Earnings (Loss) per Share and Dividends

Earnings (Loss) per common share from continuing operations:(1),(2),(3),(4),(5)
Sprint FON Group (diluted)	$0.33	$1.18	$(0.33)	$1.28	$1.80
Sprint FON Group (basic)	0.33	1.18	(0.33)	1.30	1.83
Sprint PCS Group (diluted and basic)	(0.66)	(0.58)	(1.28)	(1.95)	(2.73)
Dividends per FON common share	0.50	0.50	0.50	0.50	0.50

Financial Position

Total assets	$42,850	$45,293	$45,793	$43,068	$39,721
Property, plant and equipment, gross	54,247	52,033	48,706	43,072	37,051
Property, plant and equipment, net	27,276	28,745	28,960	25,291	21,939
Total debt (including short-term and long-term borrowings, equity unit notes and redeemable preferred stock)	19,407	22,273	22,883	18,975	17,028
Shareholders’ equity	13,224	12,294	12,616	13,716	13,313

Cash Flow Data

Net cash from operating activities—continuing operations	$6,542	$6,206	$4,563	$4,096	$1,801
Capital expenditures	3,824	4,849	9,046	7,152	6,088

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported. All prior period amounts have been restated to reflect the results of Sprint’s directory publishing business, which was sold in January 2003, as a discontinued operation.

See footnotes following Consolidating Selected Financial Data.

Item 6. Selected Financial Data (continued)

Consolidating Selected Financial Data

	2003	2002	2001	2000	1999

	(millions)
Results of Operations

Net operating revenues
Sprint FON Group	$14,185	$15,227	$16,415	$17,241	$16,750
Sprint PCS Group	12,690	12,074	9,725	6,341	3,373
Eliminations	(678)	(622)	(578)	(416)	(267)

Consolidated	$26,197	$26,679	$25,562	$23,166	$19,856

Operating income (loss)(1),(5)
Sprint FON Group	$268	$1,592	$(265)	$2,224	$2,753
Sprint PCS Group	551	475	(647)	(1,928)	(3,237)
Eliminations	42	33	11	—	—

Consolidated	$861	$2,100	$(901)	$296	$(484)

Income (Loss) from continuing operations(1),(2),(5)
Sprint FON Group	$294	$1,049	$(297)	$1,135	$1,583
Sprint PCS Group	(661)	(578)	(1,256)	(1,871)	(2,502)

Consolidated	$(367)	$471	$(1,553)	$(736)	$(919)

Financial Position

Total assets
Sprint FON Group	$21,862	$23,133	$24,272	$24,190	$22,247
Sprint PCS Group	21,846	23,022	22,190	19,763	17,924
Eliminations	(858)	(862)	(669)	(885)	(450)

Consolidated	$42,850	$45,293	$45,793	$43,068	$39,721

Property, plant and equipment, gross
Sprint FON Group	$35,515	$35,055	$34,072	$30,955	$27,640
Sprint PCS Group	18,732	16,978	14,634	12,117	9,411

Consolidated	$54,247	$52,033	$48,706	$43,072	$37,051

Property, plant and equipment, net
Sprint FON Group	$16,050	$16,894	$17,491	$15,808	$13,972
Sprint PCS Group	11,273	11,897	11,516	9,522	7,996
Eliminations	(47)	(46)	(47)	(39)	(29)

Consolidated	$27,276	$28,745	$28,960	$25,291	$21,939

Total debt (including short-term and long-term borrowings, equity unit notes and redeemable preferred stock)
Sprint FON Group	$1,745	$3,980	$5,324	$4,518	$5,443
Sprint PCS Group	17,941	18,573	17,839	14,906	12,015
Eliminations	(279)	(280)	(280)	(449)	(430)

Consolidated	$19,407	$22,273	$22,883	$18,975	$17,028

Shareholders’ equity
Sprint FON Group	$13,372	$11,814	$11,704	$12,343	$10,514
Sprint PCS Group	(148)	480	912	1,366	2,794
Eliminations	—	—	—	7	5

Consolidated	$13,224	$12,294	$12,616	$13,716	$13,313

Cash Flow Data

Net cash from operating activities—continuing operations
Sprint FON Group	$4,039	$4,176	$4,457	$4,104	$3,562
Sprint PCS Group	2,503	2,030	106	(8)	(1,692)
Eliminations	—	—	—	—	(69)

Consolidated	$6,542	$6,206	$4,563	$4,096	$1,801

Capital expenditures
Sprint FON Group	$1,674	$2,181	$5,295	$4,105	$3,508
Sprint PCS Group	2,150	2,668	3,751	3,047	2,580

Consolidated	$3,824	$4,849	$9,046	$7,152	$6,088

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported. All prior period amounts have been restated to reflect the results of Sprint’s directory publishing business, which was sold in January 2003, as a discontinued operation.

See footnotes following Consolidating Selected Financial Data.

Item 6. Selected Financial Data (continued)

(1)	In 2003, Sprint recorded net charges reducing Sprint’s operating income by $2.1 billion and reducing income from continuing operations by $1.3 billion resulting in an overall loss from continuing operations. The FON Group recorded charges reducing operating income by $1.7 billion and reducing income from continuing operations by $1.1 billion. The charges taken by the FON Group related primarily to restructurings, asset impairments, long-term disability accruals relating to prior years, and executive separation agreements, offset by recoveries of fully reserved MCI (formerly WorldCom) receivables. The PCS Group recorded charges reducing operating income by $390 million and increasing loss from continuing operations by $246 million. The PCS Group charges related primarily to restructurings, asset impairments, executive separation agreements and long-term disability accruals relating to prior years.

In 2002, Sprint recorded charges reducing Sprint’s operating income by $402 million and reducing income from continuing operations by $253 million. The FON Group recorded charges reducing operating income by $281 million and reducing income from continuing operations by $176 million. The charges taken by the FON Group related primarily to restructurings, asset impairments and expected loss on WorldCom (now MCI) receivables. The PCS Group recorded charges reducing operating income by $121 million and increasing loss from continuing operations by $77 million. The PCS Group charges also related primarily to restructurings, asset impairments and expected loss on WorldCom (now MCI) receivables.

In 2001, Sprint recorded charges reducing Sprint’s operating income by $1,837 million to an operating loss and increasing the loss from continuing operations by $1,151 million. The charge to the FON Group reduced operating income by $1,827 million and reduced income from continuing operations by $1,144 million. The charge to the PCS Group increased operating loss by $10 million and increased loss from continuing operations by $7 million. The charges taken by both the FON and PCS Groups related primarily to restructuring and asset impairments.

In 2000, Sprint recorded charges reducing Sprint’s operating income by $425 million and increasing the loss from continuing operations by $273 million. The FON Group recorded charges that reduced operating income by $401 million and reduced income from continuing operations by $257 million. The PCS Group recorded charges that increased operating loss by $24 million and increased loss from continuing operations by $16 million. Charges relating to the terminated WorldCom (now MCI) merger were taken by both the FON and PCS Groups. Additional asset impairment charges were also taken by the FON Group.

(2)	In 2003, Sprint recorded charges of $36 million in Other income (expense), net, for premiums paid on the early retirement of debt and for the settlement of a securities class action lawsuit relating to the failed merger with WorldCom (now MCI). Additionally, Sprint recorded a $49 million tax benefit for the recognition of certain income tax credits and adjustments for state tax apportionments. In total, these items reduced loss from continuing operations by $27 million. These items increased the FON Group’s income from continuing operations by $27 million, and had no net effect on the PCS Group’s loss from continuing operations.

In 2002, the PCS Group recorded in Other income (expense), net, a gain on the sale of its investment in Pegaso of $67 million with the same impact on loss from continuing operations. The FON Group recorded in Other income (expense), net, charges of $201 million which reduced income from continuing operations by $216 million. These amounts primarily included a write-down of an investment due to declining market value offset by a gain on the sale of customer contracts. In the 2002 third quarter, Sprint recognized a tax benefit related to capital losses not previously recognizable of $292 million. The benefit to the FON Group was $235 million. The benefit to the PCS Group was $57 million.

In 2001, the FON Group recorded in Other income (expense), net, charges of $48 million which increased the loss from continuing operations by $81 million. These amounts primarily included a write-down of an equity investment offset by a curtailment gain on the modification of certain retirement plan benefits and a gain on investment activities.

In 2000, Sprint recorded charges of $68 million, which increased the loss from continuing operations by $74 million. The FON Group recorded charges of $96 million relating primarily to write-downs of certain equity investments, which reduced income from continuing operations by $92 million. The PCS Group recorded a $28 million gain from the sale of customers and network infrastructure to a PCS third party affiliate, which reduced loss from continuing operations by $18 million.

In 1999, the FON Group recorded net gains of $54 million from investment activities which reduced the loss from continuing operations by $35 million.

(3)	In the 2000 first quarter, Sprint effected a two-for-one stock split of Sprint’s PCS common stock. In the 1999 second quarter, Sprint effected a two-for-one stock split of its Sprint FON common stock. As a result, diluted and basic earnings per common share and dividends for Sprint FON common stock and diluted and basic loss per common share for Sprint PCS common stock have been restated for periods before these stock splits.

(4)	As the effects of including the incremental shares associated with options, restricted stock units and Employees Stock Purchase Plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation for all periods presented for the PCS Group and for the year ended December 31, 2001 for the FON Group.

(5)	Sprint adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002. Accordingly, amortization of goodwill, spectrum licenses and trademarks ceased as of that date because they are indefinite life intangibles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

Sprint includes certain estimates, projections and other forward-looking statements in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer and network usage, customer growth and retention, pricing, operating costs and the economic environment.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	extent and duration of any economic downturn;

•	the effects of vigorous competition in the markets in which Sprint operates;

•	the costs and business risks associated with providing new services and entering new markets;

•	adverse change in the ratings afforded our debt securities by ratings agencies;

•	the ability of our wireless operations and the global markets division to continue to grow a significant market presence;

•	the ability of Sprint’s wireless operations to continue to improve profitability;

•	the ability of the global markets division and the local division to improve cash flow generation;

•	the effects of mergers and consolidations in the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the uncertainties related to the outcome of bankruptcies affecting the telecommunications industry;

•	the impact of financial difficulties of third-party affiliates on Sprint’s wireless network coverage;

•	the uncertainties related to Sprint’s investments in networks, systems, and other businesses;

•	the uncertainties related to the implementation of Sprint’s business strategies, including our initiative to realign services to enhance the focus on business and consumer customers;

•	the impact of new, emerging and competing technologies on Sprint’s business;

•	unexpected results of litigation filed against Sprint;

•	the impact of wireless local number portability (WLNP) on Sprint’s wireless operation’s growth and churn rates, revenues and expenses;

•	the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes, including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and

•	other risks referenced from time to time in Sprint’s filings with the Securities and Exchange Commission (SEC).

The words “estimate,” “project,” “intend,” “expect,” “believe,” “target,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, and you are encouraged to review these filings.

Overview

Business

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers.

Sprint is the nation’s third-largest provider of long distance services, based on revenues, and operates nationwide, all-digital long distance and tier one Internet Protocol networks. Sprint currently serves approximately 7.9 million access lines in its franchise territories in 18 states. Additionally, Sprint provides local service using its facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. Sprint also operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. The PCS Group, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group’s service, including third party affiliates, reaches a quarter billion people. The PCS Group, combined with our wholesale and affiliate partners, served more than 20 million customers at the end of 2003.

Industry Environment

Sprint operates in industries that have been and continue to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. Due to changes in the telecommunications industry, including bankruptcies, over-capacity and the current economic environment, Sprint continually assesses the implications on its operations. Any such assessment may impact the valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In 2003, Sprint sold its directory publishing business to R.H. Donnelley for $2.23 billion in cash.

Business Transformation

Currently, Sprint’s operations are divided into three segments: the global markets division, the local division, and the PCS wireless telephony products and services business.

In an effort to enhance the focus on the needs and preferences of two distinct customer types—businesses and consumers, Sprint’s market-facing business units have been aligned into the Sprint Business Solutions (SBS) unit, Sprint Consumer Solutions (SCS) unit and the Sprint Local Consumer Solutions (SLCS) unit. This effort is expected to enable Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions.

During 2004, Sprint intends to continue to measure its activities using its current business segments, and begin to measure certain activities under this customer-focused approach. Throughout 2004, management anticipates continuing to make decisions using the current segmentation. However, part of the decision-making process will include viewing opportunities from a customer-centric perspective. Sprint intends to develop and deliver integrated products and services which will help our customers function more effectively in the workplace and in daily life.

In conjunction with these market-facing business unit realignments, Sprint is undertaking initiatives to improve productivity through:

•	Consolidating systems and eliminating redundancies

•	Application rationalization

•	Automation

•	Process re-engineering

•	E-enablement

•	Organizational redesign and streamlining

These efforts have resulted in restructuring charges and asset impairments in the fourth quarter of 2003 and will continue to impact subsequent quarters. Ongoing efforts in these areas may have additional impacts in subsequent periods. See Note 5 of Notes to Consolidated Financial Statements for more information relating to these activities.

Tracking Stock Structure

In November 1998, Sprint’s shareholders approved the allocation of all of Sprint’s assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. FON common stock and PCS common stock are intended to reflect the financial results and economic value of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track.

The FON Group is comprised of the global markets division, the local division and other businesses consisting primarily of wholesale distribution of telecommunications products. The global markets division is the nation’s third-largest provider of long distance services based on revenues. The activities of the local division include local exchange communications and consumer long distance services used by customers within Sprint’s local franchise territories. The FON Group also includes its investments in EarthLink, Inc. (EarthLink), an Internet Service provider, and Call-Net Enterprises, Inc. (Call-Net), a long distance provider in Canada.

The PCS Group includes Sprint’s wireless PCS operations. The PCS Group also includes its investment in Virgin Mobile, USA, a joint venture to market wireless services, principally to youth and pre-pay segments.

Considerations Relating to Tracking Stocks

On February 28, 2004, Sprint’s board of directors decided to recombine the tracking stocks and return to a single common stock. As a result, each share of the PCS common stock will convert automatically into 0.50 shares of FON common stock on April 23, 2004. The FON stock will represent the only outstanding common stock of Sprint. After the recombination, Sprint will continue to present consolidated financial information, but will not include group level information. The recombination will not impact Sprint’s current presentation of all required segment information.

Until the recombination, the FON common stock and the PCS common stock are intended to track the performance of the FON Group and the PCS Group, respectively. Because the FON common stock and the PCS common stock are classes of common stock of Sprint, not common stock of the group they are intended to track, the holders of the FON common stock and the PCS common stock are subject to the risks related to an equity investment in Sprint and all of Sprint’s businesses, assets and liabilities. Therefore, the market prices of the FON common stock and the PCS common stock may not accurately reflect the performance of the group they are intended to track. Between the announcement and the completion of the recombination, the price of the tracking stocks may reflect the expectation that a single common stock will result from the recombination, rather than reflecting the performance of the groups.

Sprint has a single board of directors. Consequently, there is no board of directors that owes separate duties to the holders of either the FON common stock or the PCS common stock. Conflicts of interest between holders of FON common stock and PCS common stock in transactions between the FON Group and the PCS Group or in our dealings with third parties could be resolved by our board of directors to the detriment of the holders of one or the other class of common stock.

After the recombination of the tracking stocks, events that would have benefited the holders of only one of the tracking stocks will benefit all Sprint shareholders.

Consolidated Results of Operations

Total net operating revenues were as follows:

	2003	2002	2001

	(millions)
FON Group	$14,185	$15,227	$16,415
PCS Group	12,690	12,074	9,725
Intergroup eliminations	(678)	(622)	(578)

Net operating revenues	$26,197	$26,679	$25,562

Income (Loss) from continuing operations was as follows:

	2003	2002	2001

	(millions)
FON Group	$294	$1,049	$(297)
PCS Group	(661)	(578)	(1,256)

Income (Loss) from continuing operations	$(367)	$471	$(1,553)

Income (loss) from continuing operations as presented in the above table includes the after-tax impacts of the items discussed in the following paragraphs.

In 2003, Sprint recorded net restructuring charges and asset impairments of $1.2 billion. These charges were associated with the write-down to fair value of the FON Group’s Multipoint Multichannel Distribution Services (MMDS) spectrum, other asset impairment charges, facilities and severance charges associated with the termination of the web hosting business, impairment charges associated with the termination of development of a new billing platform, impairment charges associated with the termination of software development projects, and severance costs associated with Sprint’s transformation to a customer-focused organizational design, offset by the finalization of all 2001 and 2002 restructuring liabilities. Also included in 2003 was a charge related to Sprint’s long-term disability plan of $72 million, a $22 million charge in connection with the separation agreements agreed to by Sprint and three former executive officers, a $13 million charge mainly reflecting the premiums paid on a debt tender offer and the early retirement of local division debt, and a $9 million charge to settle a securities class action and derivative lawsuit relating to the failed merger with WorldCom (now MCI). These charges were partially offset by a $49 million tax benefit for recognition of certain income tax credits relating to various taxing jurisdictions and adjustments for state tax apportionments and a $31 million settlement of accounts receivable claims with MCI (formerly WorldCom) that had previously been fully reserved.

In the 2002 fourth quarter, Sprint recorded restructuring charges and asset impairments of $154 million representing consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations, impairment of a network asset, abandoned network project costs and additional steps to reduce overall operating costs. Also included in 2002 were the expected loss on receivables due to the bankruptcy declaration of WorldCom (now MCI) of $23 million, a net restructuring and asset impairment charge of $76 million, a gain on the sale of the PCS Group’s investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) of $67 million, a gain from the sale of customer contracts of $25 million, the write-down of an investment due to declining market value of $241 million, and a tax benefit related to capital losses not previously recognizable of $292 million.

In the 2001 fourth quarter, Sprint recorded a restructuring charge and asset impairment of $1,136 million representing the termination of Sprint ION, as well as additional steps to reduce overall operating costs. Additionally, in 2001, Sprint recorded a litigation charge of $15 million, a write-down of the FON Group’s equity method investment in Intelig Telecommunicacoes, Ltda. (Intelig) of $157 million which had an other than temporary decline in market value, a loss on the sale of a portion of the FON Group’s investment in EarthLink of $8 million, a benefit plan curtailment gain of $75 million and net gains from other investment activities of $9 million.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of Sprint. To aid in that understanding, management has identified Sprint’s “critical accounting policies”. These policies are considered “critical” because they have the potential to have a material impact on Sprint’s financial statements, and because they require judgements and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

•	Long-lived Asset Recovery—A significant portion of Sprint’s total assets consist of long-lived assets, consisting primarily of property, plant and equipment (“PP&E”) and definite life intangibles, as well as goodwill and indefinite life intangibles. Changes in technology or in Sprint’s intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

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

Sprint believes that the accounting estimate related to the establishment of asset depreciable lives is a “critical accounting estimate” because: (1) it requires Sprint management to make assumptions about technology evolution and competitive uses of assets, and (2) the impact of changes in these assumptions could be material to our financial position, as well as our results of operations. Management’s assumptions about technology and its future development require significant judgement because the timing and impacts of technology advances are difficult to predict, and actual experience has varied from previous assumptions and could continue to do so.

If Sprint’s studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of Sprint’s consolidated financial statements, recorded depreciation expense would have been impacted by approximately $265 million. The impact to FON Group depreciation expense would have been approximately $135 million and the impact to PCS Group depreciation expense would have been approximately $130 million.

Property, Plant and Equipment and Definite Life Intangibles Impairment

PP&E and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, Sprint must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

Sprint believes that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it requires Sprint management to make assumptions about future revenues and costs of sales over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management’s assumptions about future revenues require significant judgement because actual revenues have fluctuated in the past and may continue to do so.

In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing products and services, planned timing of new products and services, and other industry and economic factors.

When indicators are present, Sprint tests for impairment. This resulted in total PP&E impairments of $652 million, $198 million and $1,327 million in 2003, 2002 and 2001, respectively. In 2003, FON Group recorded $303 million associated with the termination of its web hosting business and software development projects. PCS Group recorded $349 million associated with the terminated development of a new billing platform and a software development project. These impairments represent 2 percent of the December 31, 2003 consolidated net PP&E. In 2002, FON Group recorded $156 million for network asset impairments and PCS Group recorded $42 million for abandoned network projects. These impairments represent less than 1 percent of the December 31, 2002 consolidated net PP&E. In 2001, FON Group recorded $1,327 million with the termination of efforts to provide its Sprint ION consumer and business offerings. This impairment represents 4.6 percent of the December 31, 2001 consolidated net PP&E.

Goodwill and Indefinite Life Intangibles

Goodwill and indefinite life intangibles are reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting unit (identified as Sprint’s operating segments) to fair value. Indefinite life intangibles are tested by comparing book value to estimated fair value.

Sprint believes that the accounting estimate related to goodwill and indefinite life intangibles is a “critical accounting estimate” because (1) it requires Sprint management to make assumptions about fair values, and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management’s assumptions about fair values require significant judgement because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

Management completed impairment analyses on both goodwill and indefinite life intangibles in the 2003 fourth quarter. These tests were performed internally. As of December 31, 2003, no goodwill impairment existed. Similarly, wireless spectrum and trademark value were not impaired.

However, in the 2003 third quarter, the FON Group’s global markets division decided to end pursuit of a residential fixed wireless strategy using its MMDS spectrum. This decision required an impairment analysis of the asset. Sprint FON Group recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the fair value of its MMDS spectrum. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

•	Employee Benefit Plan Assumptions—Retirement benefits are a significant cost of doing business for Sprint and yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by Sprint. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred by Sprint.

Sprint believes that the accounting estimate related to retirement benefit accounting is a “critical accounting estimate” because: (1) it requires Sprint management to make assumptions about discount rates, future health care costs, and future return on assets funding the obligation; and (2) the impact that changes in actual performance versus these estimates would have on the projected benefit obligation reported on our balance sheet and the benefit cost could be material.

In determining pension obligations assumptions are required concerning market performance. Market performance has fluctuated in the recent past and could have continued volatility in the future. In selecting its assumptions, Sprint uses historical experience, as well as objective indices, as benchmarks, and tests the benchmarks against historical industry data on these assumptions provided by an independent actuary. An increase in the discount rate would reduce the reported projected benefit obligation. In contrast, if the discount rate in 2003 used in determining the projected benefit obligation was 25 basis points lower, it would generate a $137 million increase in the projected benefit obligation reported on the balance sheet, and an $18 million increase in the benefit costs. Similarly, if the expected return on assets assumption was 25 basis points lower, it would generate an $8 million increase in current year benefit costs. This assumption is not used in calculation of the pension projected benefit obligation.

In determining post-retirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care. A one-percentage point increase in the assumed medical inflation rate would generate a $107 million increase in the accumulated postretirement benefit obligation reported on the balance sheet, and a $6 million increase in benefit expense. An increase in the discount rate would reduce the reported accumulated postretirement benefit obligation. In contrast, if the discount rate in 2003 used in determining the accumulated postretirement benefit obligation was 25 basis points lower, it would generate a $25 million increase in the reported year-end 2003 obligation and a $2 million increase in benefit expense.

•	Allocation Policies between Tracking Stocks—As discussed previously, the FON common stock is intended to reflect the financial results and economic value of the FON Group and the PCS common stock is intended to reflect the financial results and economic value of the PCS Group. The FON common stock and the PCS common stock are both classes of the common stock of Sprint, and together, the groups reflect 100% of Sprint’s business activities.

Sprint believes that the accounting estimate related to allocation policies is a “critical accounting estimate” because: (1) it requires Sprint management to make assumptions about market interest rates and group use of shared costs; and (2) the impact that recognizing a change in this allocation would have on the net assets, use of resources or operating results of either group could be material.

Allocation policies regarding shared activities impact the business results of the FON Group and the PCS Group. Sprint performs internal studies to confirm the appropriateness of assignment of costs when direct assignment is not possible or practical. The methods used for indirect assignment include time studies, and factors related to marketing or headcount studies.

Sprint manages the financing activities of the groups on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is assigned to the PCS Group based on an estimated rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. Additionally, Sprint’s centralized cash management program allows one group to advance funds to the other group. These advances are accounted for as short-term borrowings between the groups and bear interest at a rate that is substantially equal to the rate that group would be able to obtain from third parties on a short-term basis.

Management utilizes credit rating agencies and investment banks to provide an objective basis for determining appropriate assumptions concerning market interest rates. Sprint uses this information in arriving at the assumptions used to determine our allocations.

The allocation of assets, financial resources and certain expenses require judgement by management and the allocation methods used are subject to the discretion of the board of directors in its fulfillment of its fiduciary duties to all of Sprint’s shareholders. Holders of FON stock and PCS stock may have interests that differ from or conflict with the interests of holders of the other stock. Our tracking stock policies provide that our board of directors, in resolving material matters in which holders of FON stock and PCS stock have potentially divergent interests, will act in the best interest of Sprint and all of its common stockholders after giving fair consideration to the potentially divergent interests of the holders of the separate classes of common stock.

•	Tax Valuation Allowances—Sprint is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its financial statements or tax returns for each taxing jurisdiction in which it operates. This process requires Sprint’s management to make assessments regarding the timing and probability of the ultimate tax impact. Sprint records valuation allowances on deferred tax assets to reflect the expected realizable future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which Sprint operates, Sprint’s inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes can have a significant impact on the financial position of Sprint.

Sprint believes that the accounting estimate related to establishing tax valuation allowances is a “critical accounting estimate” because: (1) it requires Sprint management to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities, and (2) the impact changes in actual performance versus these estimates could have on the realization of tax benefit as reported in our results of operations could be material. Management’s assumptions require significant judgement because actual performance has fluctuated in the past and may continue to do so.

Sprint currently carries an income tax valuation allowance of $620 million on its books. This amount includes a valuation allowance for the total tax benefits related to net operating loss carryforwards which were acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss and tax credit carryforwards. Assumption changes which result in a reduction of expected benefits from realization of state net operating loss and tax credit carryforwards by 10% would increase our valuation allowance by $30 million for PCS Group and $5 million for FON Group.

•	Revenue Recognition Policies—Sprint recognizes operating revenues as services are rendered or as products are delivered to customers in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The revenue estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the credit worthiness of our customers, and other relevant factors. Changes in these key assumptions can have a significant impact on the projection of cash collected and the periodic revenue stream recognized by Sprint.

Sprint believes that the accounting estimate related to the establishment of revenue and receivable reserves and the associated provisions in the results of operations is a “critical accounting estimate” because: (1) it requires Sprint management to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, future returns on asset sales and future access adjustments for disputes with competitive local exchange carriers and inter-exchange carriers, as well as the future economic viability of our customer base; and (2) the impact of changes in actual performance versus these estimates would have on the accounts receivable reported on our balance sheet and the results reported in our statements of operations could be material. In selecting these assumptions, Sprint uses historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions which might impact the collectibility of accounts.

Segmental Results of Operations

Sprint’s business is divided into three segments: the global markets division, the local division, and the PCS wireless telephony products and services business.

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet Protocol (IP) and frame relay (a data service that transfers packets of data over Sprint’s network), and managed network services. Additionally, the global markets division provides local service using Sprint’s facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia. The global markets division is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. In addition, the global markets division provides consulting services and international data communications.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of MMDS using current line of sight technology. In 2003, Sprint’s ongoing evaluation of its business use for the MMDS spectrum resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required an impairment analysis of this asset, resulting in a pre-tax, non-cash charge of $1.2 billion. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum. In 2003, Sprint announced the wind-down of its web hosting business.

	2003	2002	2001

	(millions)
Net operating revenues
Voice	$4,994	$5,768	$6,610
Data	1,845	1,847	1,857
Internet	973	1,009	964
Other	180	319	485

Total net operating revenues	7,992	8,943	9,916

Operating expenses
Costs of services and products	4,245	5,015	6,004
Selling, general and administrative	2,227	2,455	2,955
Depreciation and amortization	1,428	1,479	1,318
Restructuring and asset impairments	1,564	194	1,688

Total operating expenses	9,464	9,143	11,965

Operating income (loss)	$(1,472)	$(200)	$(2,049)

Capital expenditures	$325	$733	$3,580

The global markets division continued to face significant challenges in 2003. The decline in voice revenues and loss of revenues from a low-margin wholesale customer contributed to an 11% decline in net operating revenues. This, along with the write-down in the MMDS spectrum, resulted in an operating loss for the year. Throughout 2003, the global markets division focused on cost management. In 2003, the global markets division achieved a double-digit reduction in costs of services and products, and a 9% reduction in selling, general and administrative expenses. In 2003, Sprint undertook initiatives to improve operational efficiency and reduce costs. These actions, along with a pre-tax, non-cash charge of $1.2 billion related to the write-down to fair value of its MMDS spectrum, resulted in a $1,564 million net charge to the global markets division’s operations.

Sprint expects revenues to decline in 2004 as the division continues to be impacted by intense competitive pressures. These declines are expected to be somewhat offset by growing contributions from sales of strategic products. In addition, Sprint expects the transformation to a customer-centric organization to allow us to offer competitive differentiation, in an effort to increase our customers’ loyalty.

Net Operating Revenues

Net operating revenues decreased 11% in 2003 and 10% in 2002. Loss of a major wholesale customer and a large prepaid customer drove a minute volume decline of 3% in 2003. Minute growth of 5% in 2002 was driven in part by an increase in business minutes sold to the PCS Group, which was partially offset by the highly competitive pricing pressures on voice services. The decrease in 2002 net operating revenues also reflects the loss of revenues from this major wholesale customer.

Voice Revenues

Voice revenues decreased 13% in both 2003 and 2002. The 2003 and 2002 decreases are the result of a decline in consumer voice revenue due to wireless and e-mail substitution, aggressive competition from Regional Bell Operating Companies for consumer and small business customers and lower business voice pricing. Results in 2003 and 2002 were also impacted by the loss of a single major wholesale customer.

Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode (ATM) and frame relay services. Data revenues were flat in both 2003 and 2002. In 2003, increases in frame relay were offset by a decline in both ATM and private line. In 2002, increases in frame relay and ATM were offset by a decline in private line.

Internet Revenues

Internet revenues decreased 4% in 2003 and increased 5% in 2002. The 2003 decrease is primarily the result of a decline in dial IP due to the final contractually-scheduled repricing of the America Online, Inc., dial IP agreement, partially offset by revenues from a fourth quarter partial buyout of a portion of a dial IP contract. The 2002 increase was due to growth in dedicated IP revenues partially offset by a decrease in dial IP due to repricing of contracts and growth in web hosting. While Sprint has made the decision to exit the web hosting business, the 2003 period still reflects the increased web hosting revenue in the 2003 first and second quarters.

Other Revenues

Other revenues decreased 44% in 2003 and 34% in 2002. The decreases are primarily due to the sale of our consulting services business, Paranet, in the third quarter of 2002 and declines in miscellaneous equipment sales.

During the 2002 and 2001 periods, cable capacity sales and sales of ownership rights to transoceanic cable represented less than 0.02% and 0.2% of global market division’s net operating revenues, respectively. These transactions were executed primarily with Global One, and were in accordance with our transition services agreement. In 2003, the global markets division did not have any cable capacity sales.

Equipment sales completed in each of the periods discussed were routine in nature, were completed to support customer purchases of related telecommunications services, and represented less than 1.5%, 2%, and 3% of global market division’s net operating revenues for the 2003, 2002, and 2001 periods, respectively.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division’s domestic customers, costs to operate and maintain the long distance networks, and costs of equipment. Costs of services and products decreased 15% in 2003 and 16% in 2002. The 2003 decrease was due to volume declines, an improving product mix, initiatives to reduce access unit costs, favorable carrier access settlements and FCC-mandated access rate reductions. The 2002 decrease was a result of FCC-mandated access rate reductions, decreased network operating costs derived from Sprint’s 2001 fourth quarter restructuring actions, and favorable carrier access settlements, as well as other cost containment efforts, partially offset by volume growth. The FCC-mandated access rate reductions took effect in July 2001, July 2002 and July 2003.

Total costs of services and products for the global markets division were 53.1% of net operating revenues in 2003, 56.1% in 2002, and 60.5% in 2001.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense decreased 9% in 2003 and 17% in 2002. The 2003 decline was due to reduced bad debt expense including the MCI (formerly WorldCom) accounts receivable settlement, restructuring efforts, and general cost controls partially offset by the costs of the executive separation agreements recorded in the second quarter of 2003 and the long-term disability charge recorded in the fourth quarter of 2003. The 2002 decrease is related to restructuring efforts and tight management of discretionary expenses.

The reserve for bad debts requires management’s judgment and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.4% in 2003, 3.5% in 2002, and 3.8% in 2001. These reductions reflect an improvement in collections, aging and recoveries of previously written-off accounts. Reserve for bad debt as a percentage of outstanding accounts receivable was 11.1% in 2003, 14.9% in 2002, and 12.7% in 2001.

Total SG&A expense for the global markets division was 27.9% of net operating revenues in 2003, 27.5% in 2002, and 29.8% in 2001.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 3% in 2003 and increased 12% in 2002. The 2003 decrease was due to asset impairments associated with the wind-down of the web hosting business and lower capital spending. The 2002 increase is attributable to an increased asset base to meet anticipated increases in demand for voice and data-related services and other growth initiatives. This increase was partially offset by the discontinuation of the amortization of goodwill and indefinite life intangibles due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Depreciation and amortization expense was 17.9% of net operating revenues in 2003, 16.5% in 2002, and 13.3% in 2001.

Restructuring and Asset Impairments

In the 2003 fourth quarter, Sprint recorded restructuring charges representing severance costs associated with Sprint’s transformation to a customer-focused organization offset by the finalization of all 2001 and 2002 restructuring liabilities. This resulted in an expense reduction of $33 million allocated to the global markets division.

In the 2003 third quarter, the FON Group recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the fair value of its MMDS spectrum. Sprint’s ongoing evaluation of its business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required an impairment analysis of the asset. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business. Restructurings of other global markets division operations also occurred in the continuing effort to create a more efficient cost structure. These decisions resulted in pre-tax charges of $348 million in the 2003 second quarter, $2 million in the 2003 third quarter and $26 million in the 2003 fourth quarter. The charge for asset impairments was $316 million, the charge for employee terminations was $15 million and the remaining $45 million was accrued for facility lease terminations. Sprint will record additional wind-down related charges for facility lease terminations, customer migration, employee termination, and other wind-down costs in subsequent periods. Sprint expects the aggregate pre-tax charge associated with the wind-down of the web hosting business to be approximately $440 million.

In the 2002 fourth quarter, Sprint recorded a net restructuring charge of $57 million to the global markets division related to consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations as well as additional steps to reduce overall operating costs. Additionally, it recorded a network asset impairment related to the global markets division of $14 million. Sprint recorded a net restructuring charge and asset impairment of $123 million related to the global markets division in the 2002 third quarter. This consisted of a $202 million charge for the termination of high-speed data services, as well as additional steps to reduce operating costs. The charge was partially offset by a $79 million adjustment to finalize the restructuring charge taken in the 2001 fourth quarter to abandon the ION initiative and restructure operations in the global markets division. The 2001 fourth quarter actions, which resulted in a $1.7 billion charge to the global markets division, were taken in an effort to better focus on enterprise data and Internet services and to aggressively manage costs. For additional information see Note 5 of the Notes to Consolidated Financial Statements.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 7.9 million access lines in 18 states. The local division provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division’s local network, nationwide long distance services to residential customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. The local division provides wireless services to customers in its franchise territories through agency relationships. DSL enables high speed transmission of data over existing copper telephone lines.

	2003	2002	2001

	(millions)
Net operating revenues
Voice	$4,659	$4,810	$4,877
Data	737	646	569
Other	747	801	848

Total net operating revenues	6,143	6,257	6,294

Operating expenses
Costs of services and products	1,950	1,945	2,002
Selling, general and administrative	1,296	1,269	1,280
Depreciation	1,085	1,157	1,120
Restructuring and asset impairments	24	56	109

Total operating expenses	4,355	4,427	4,511

Operating income (loss)	$1,788	$1,830	$1,783

Operating margin	29.1%	29.2%	28.3%

Capital expenditures	$1,240	$1,286	$1,337

In 2003, the local division continued to be impacted by the economic environment, broadband competition for high-speed data in the consumer market, competition and product substitution for business customers and wireless substitution resulting in a decline in access lines and minutes of use. In 2003, Sprint recorded restructuring charges associated with Sprint’s transformation to a customer-focused organization offset by the finalization of 2001 and 2002 restructuring liabilities. These actions resulted in a $20 million charge to the local division’s operations. Additionally, a $4 million asset impairment was recorded related to the termination of a partnership to provide video on-demand to hotels. The local division expects a small revenue decline in 2004. Increases in revenue associated with bundled services and broadband sales is expected to be offset by a modest decline in access lines.

Net Operating Revenues

Net operating revenues decreased 2% in 2003 and less than 1% in 2002. The slight decrease in both years was due to declines in long distance, fewer access lines and declines in equipment sales being partially offset by an increase in network-based services and DSL services. The local division ended 2003 with just over 7.9 million switched access lines, a decrease of 2.2% from the prior year. Access lines decreased 1.7% in 2002. The decreases in 2003 and 2002 were driven by wireless and broadband substitution, losses to competitive local providers, and the economic environment. The reduction in access lines is expected to continue although Sprint expects its ongoing rate of line loss to be less than loss rates experienced by other major carriers.

Voice Revenues

Voice revenues, derived from local exchange services, long distance revenue and switched access revenue decreased 3% in 2003 and 1% in 2002 due to lower long distance minutes of use and the decrease in access lines, partially offset by the demand for network-based services driven by the success of bundled offerings.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 14% in both 2003 and 2002 mainly as a result of strong growth in DSL services.

Other Revenues

Other revenues decreased 7% in 2003 and 6% in 2002. These decreases were driven by a decline in equipment sales of 10% in 2003 and 14% in 2002. The decreases in equipment sales were a result of both a planned shift in focus to selling higher margin products and a reduction in customer demand for equipment.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs were flat in 2003 and decreased 3% in 2002. In 2003, general expense controls and lower costs associated with long distance revenues were offset by higher pension costs. In 2002, the decrease was driven mainly by a reduction in reciprocal compensation expense, lower costs associated with long distance revenues, reduced volume of equipment sales, and a decline in other taxes due to changes in certain state tax laws. Costs of services and products were 31.7% of net operating revenues in 2003, 31.1% in 2002, and 31.8% in 2001.

Selling, General and Administrative Expense

SG&A expense increased 2% in 2003. In 2002, SG&A decreased 1% despite increases in bad debt expense. The 2003 increase is driven by the long-term disability charge recorded in the fourth quarter, the executive separation agreements and higher pension costs somewhat offset by general cost controls and lower bad debt expense. The reserve for bad debt requires management’s judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 0.9% in 2003, 2.6% in 2002, and 2.5% in 2001. Reserve for bad debt expense as a percent of outstanding accounts receivable was 8.6% in 2003, 13.9% in 2002, and 6.9% in 2001. In 2003, the local division experienced continued improvement in its bad debt experience with end user customers as well as recoveries from previously written off accounts, principally MCI (formerly WorldCom). In 2002, improved bad debt experience with end user customers was more than offset by the need to establish reserves for certain competitive local exchange carriers and long distance companies, including WorldCom (now MCI), with financial difficulties.

SG&A expense was 21.1% of net operating revenues in 2003, 20.3% in 2002, and 20.3% in 2001.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 6% in 2003 and increased 3% in 2002. The 2003 decrease was driven by the implementation of SFAS No. 143, Accounting for Asset Retirement Obligations, which eliminated the accrual for removal cost from the depreciable rate, as well as declines in circuit switching depreciation rates due to a revised schedule for converting from a digital to a packet network. For further information on the implementation of SFAS No. 143 see Note 4 of Notes to Consolidated Financial Statements. The 2002 increase reflects capital spending to support voice-grade equivalent growth, service improvements, and ongoing build out of DSL services. Depreciation and amortization expense was 17.7% of net operating revenues in 2003, 18.5% in 2002, and 17.8% in 2001.

Restructuring and Asset Impairment

In the 2003 fourth quarter, Sprint recorded restructuring charges representing severance costs associated with Sprint’s transformation to a customer-focused organization offset by the finalization of all 2001 and 2002 restructuring liabilities. Net charges to the local division related to these items were $20 million. A $4 million asset impairment, also recorded by the local division, related to the termination of a partnership to provide video on-demand to hotels.

In the 2002 fourth quarter, Sprint recorded a restructuring charge representing consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations, as well as additional steps to reduce overall operating costs. This decision resulted in a charge of $53 million to the local division.

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. This decision resulted in a charge of $109 million associated with the severance costs of the work force reductions and contractual obligations. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in the recognition of an additional charge of $3 million being recorded in the 2002 third quarter. For additional information see Note 5 of the Notes to Consolidated Financial Statements.

Other

Other businesses consist primarily of wholesale sales of telecommunications equipment. Net operating revenues were $840 million in 2003, $863 million in 2002, and $1,206 million in 2001. Nonaffiliated revenues, which accounted for 35% of revenues in 2003, declined 5% as capital spending continued to decline in the telecommunications industry. Operating expenses decreased 2% in 2003 and 24% in 2002 driven by reduced cost of services and products. Operating loss for 2003 and 2002 was $32 million and $23 million, respectively, while operating income was $34 million in 2001. In 2004, Sprint plans to continue to leverage its web-enabled capabilities to improve revenues and expand value added services.

PCS Group

The PCS Group operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. The PCS Group, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group’s service, including third party affiliates, reaches a quarter billion people. The PCS Group, combined with our wholesale and affiliate partners, served more than 20 million customers at the end of 2003. The PCS Group provides nationwide service through a combination of:

•	operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format,

•	affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets, and

•	roaming on other providers’ digital networks that use CDMA.

Sprint PCS customers can use their phones through roaming agreements in countries other than the United States, including areas of:

•	Asia Pacific, including China, Guam, Hong Kong and New Zealand,

•	Canada and Mexico,

•	Central and South America, including Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Paraguay and Uruguay, and

•	Most major Caribbean Islands.

Sprint launched nationwide third generation (3G) capability in the 2002 third quarter. This capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as “PCS Vision,” allows consumer and business customers to use their Vision-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services using Sprint’s spectrum under the Sprint brand name on CDMA networks built and operated at their own expense. Several of these affiliates are experiencing financial difficulties and are evaluating or have completed restructuring activities. Two affiliates have filed for bankruptcy protection and made claims against us in the bankruptcy courts. One other affiliate has filed suit against us. Several of the affiliates are disputing and refusing to pay amounts owed to Sprint. Reserves have been established that are expected to provide for the ultimate resolution of these disputes, and Sprint is in negotiations with some of the affiliates regarding restructuring its relationship with them.

Sprint has reached agreements with several of its affiliates, including two of the largest who have completed restructuring activities. Sprint has amended the existing agreements to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover approximately 40% of the customers served by all affiliates. The agreements provide simplified and predictable long-term pricing for service bureau fees and stability to the rates charged for inter-area service fees. In addition, Sprint and the companies settled all significant outstanding disputes. The revised terms under the agreements are expected to have an immaterial impact on future PCS Group results.

The PCS Group may incur additional expenses to ensure that service is available to its customers in the areas served by its affiliates. If any of the PCS Group affiliates cease operations, the PCS Group may incur roaming charges in areas where service was previously provided by the affiliates and costs to meet FCC buildout and renewal requirements, as well as experience lower revenues.

The PCS Group also provides wireless services to companies that resell wireless services to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service. In the 2003 third quarter, Sprint executed a five year wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers will use Sprint’s national PCS network and have access to Sprint branded Vision data services. Qwest will continue to provide sales and service support to its wireless customers, including the promotion and sale of handsets and price plans, as well as provide customer service, including billing and account information. Sprint will serve as the exclusive provider to Qwest of wireless services for resale in the markets served by the PCS Group. The transition of customers to the PCS network will begin in early 2004.

The wireless industry, including the PCS Group, typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

	2003	2002	2001

	(millions)
Net operating revenues	$12,690	$12,074	$9,725

Operating expenses
Costs of services and products	6,155	5,783	5,295
Selling, general and administrative	3,136	3,411	2,917
Depreciation and amortization	2,486	2,267	2,150
Restructuring and asset impairment	362	138	10

Total operating expenses	12,139	11,599	10,372

Operating income (loss)	$551	$475	$(647)

Capital expenditures	$2,150	$2,668	$3,751

The PCS Group made progress in improving its operating and service measures in 2003. The PCS Group exited the year with a 5% increase in net operating revenues and a $76 million improvement in operating income.

In 2004, Sprint expects the PCS Group to grow its customer base, while continuing to make strides towards a customer-centric organization. Competitive pressure on price is expected to continue, but is expected to be partially offset by increased usage and revenues from PCS Vision services, including data, e-mail, instant messaging, taking, sending and receiving photographs, games and Internet browsing, and Ready Link, a two-way walkie-talkie-style communication.

Sprint is a leader in wireless data, with over one-third of our PCS customer base subscribing to our 3G network. We continue to evaluate next generation wireless high speed data network options to ensure we maintain a leadership position, as well as to support our integration strategies.

The PCS Group markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers accounted for 21% of net operating revenues in 2003, 22% in 2002 and 24% in 2001.

Net Operating Revenues

	2003	2002	2001

Customers at year-end (millions)	15.9	14.8	13.6

Average monthly service revenue per user (ARPU)	$61	$62	$61

Average monthly service revenue per user (ARPU) is calculated by dividing wireless service revenues by weighted average monthly wireless subscribers. This is a measure which uses GAAP as the basis for the calculation. ARPU, which is used by most wireless companies, is a method of valuing the recurring activity by measuring revenue on a per user basis. Analysts and investors primarily use ARPU to compare relative value across the wireless industry.

Net operating revenues include service revenues and sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges, a pro rata portion of activation fees and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. In 2003, Sprint saw increased pricing pressures and lower overage charges from usage-based plans, which were offset by customers subscribing to higher usage service plans, increased revenues from data services and increased fees. Average monthly usage in 2003 was 13 hours compared to 10 hours in 2002. At the end of the period more than one-third of the customer base was using data services compared to approximately 20% at the end of 2002.

The PCS Group had 1.1 million post-paid retail customer additions in 2003 to end the year with 15.9 million customers. Resellers added 1.2 million customers in 2003, increasing their customer base to 1.6 million from 415,000 in 2002, principally due to Virgin Mobile, USA. The PCS Group third party affiliates added more than 297,000 customers in 2003. This brings the total number of customers served on the PCS network, including post-paid retail, affiliate, and resale customers, to approximately 20.4 million in more than 300 metropolitan markets nationwide at the 2003 year-end. In 2003, nearly 37 percent of new post-paid retail customers chose to include PCS Vision in their service package.

Service revenues increased 6% in 2003 mainly reflecting an increase in the number of direct customers, increased revenue from wholesale and affiliate partners, and stable ARPU. Service revenues increased 27% in 2002 mainly reflecting an increase in the number of customers and stable ARPU. In 2002, increased pricing pressures were offset by customers subscribing to higher usage service plans, and increased miscellaneous fees in 2001 and late payment fees in 2002. The PCS Group had 1.2 million post-paid retail customer additions in 2002 to end the year with 14.8 million customers. Resellers added 196,000 customers in 2002, which increased their customer base to 415,000 from 219,000 in 2001, principally due to Virgin Mobile, USA. The PCS Group third party affiliates added more than 544,000 customers in 2002, bringing the total number of customers served on the PCS network, including post-paid retail, affiliates and resale customers, to more than 17.7 million.

Customer churn is calculated by dividing the customers who discontinued PCS service by the weighted average subscribers for the period. This is an operational measure which is used by most wireless companies as a method of estimating the life of the customer. Analysts and investors primarily use churn to compare relative value across the wireless industry.

In 2003, the customer churn rate decreased to 2.7% from 3.3% in 2002. This was a slight increase from 2.6% in 2001. The 2003 improvement was primarily due to a reduction in the involuntary churn rate as the PCS Group benefited from effective customer retention programs and credit management policies initiated in the 2002 fourth quarter. This improvement was partially offset by a slight increase in voluntary churn due in part to the institution of WLNP in the fourth quarter of 2003. The 2002 increase resulted primarily from company-initiated churn largely associated with the deactivation of Clear Pay customers, as well as a slight increase in the voluntary churn rate.

In November 2003, WLNP was instituted for the 100 largest markets across the United States. While the PCS Group experienced an increase in churn in December following WLNP implementation, the fourth quarter impact on net additions was immaterial. We intend to implement WLNP beyond the 100 largest markets in May 2004. The vast majority of PCS customers are resident in the 100 largest markets where WLNP is already available.

Revenues from sales of handsets and accessories, including new customers and upgrades, were approximately 9.0% of net operating revenues in 2003, 10.0% in 2002 and 11.8% in 2001. These declines were mainly due to higher rebates and lower gross additions. As part of the PCS Group’s marketing plans, handsets, net of rebates, are usually sold at prices below cost.

Other service revenues consist of net fees collected from affiliates for network operation and customer maintenance and also include revenues from the wholesale of PCS services to companies that resell to their customers on a retail basis. Other revenues represented 2.6% of net operating revenues in 2003, 1.8% in 2002 and 2.9% in 2001. The 2003 increase mainly reflects net additions to the affiliate base and the wholesale customer base through Virgin Mobile, USA. The 2002 decrease is primarily due to discontinuation of a specific reseller program.

The PCS Group assesses access charges to long distance carriers for the termination of landline originated calls. Though regulations generally entitle a carrier that terminates a call on behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Many long distance carriers have disputed the PCS Group’s assessment of these charges, as well as the corresponding rate at which the charges were determined. In July 2002, the FCC released a ruling affirming that nothing prohibited wireless carriers from imposing access charges for the use of their networks; however, the FCC also stated that inter-exchange carriers could not be unilaterally required to pay these charges without a contractual obligation to do so. The FCC referred the dispute back to the Federal District Court for the Western District of Missouri for a determination whether the PCS Group has stated a claim under

Missouri State law where the case is still pending. The FCC ruling was affirmed by the D.C. Circuit Court of Appeals. In light of this ruling, in the 2002 second quarter the PCS Group recorded an additional provision for outstanding receivables related to amounts previously billed.

Cost of Services and Products

The PCS Group’s costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer service costs and other network-related costs. These costs increased 6% in 2003 and 9% in 2002. The increases are primarily due to network support of a larger customer base, higher minutes of use, expanded market coverage and increased handset unit costs. These increases are somewhat offset by decreases in customer service expense. Handset and equipment costs were 39% of total costs of services and products in 2003 and 2002 and 37% in 2001. Costs of services and products were 48.5% of net operating revenue in 2003, 47.9% in 2002 and 54.4% in 2001.

Selling, General and Administrative Expense

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense decreased 8% in 2003 compared to an increase of 17% in 2002. The 2003 decrease was primarily due to a decline in bad debt expense due to a better credit class mix, leading to lower write-offs and higher recovery. This decrease was partially offset by increases in other sales and marketing costs due to more competitive market conditions and expanded direct sales presence and the executive separation agreements. The 2002 increase reflects increased marketing and selling costs associated with the PCS Vision launch and increased bad debt expense. SG&A expense was 24.7% of net operating revenues in 2003, 28.3% in 2002 and 30.0% in 2001. Bad debt expense as a percentage of net operating revenues was 2.3% in 2003, 5.1% in 2002 and 3.9% in 2001. Reserve for bad debt as a percent of outstanding accounts receivable was 7.3% in 2003, 9.4% in 2002, and 9.1% in 2001. The 2003 improvements were mainly driven by credit management policies initiated in the 2002 fourth quarter resulting in lower involuntary churn and improved receivables aging.

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

Depreciation and amortization expense increased 10% in 2003 and 5% in 2002 mainly reflecting depreciation of the network assets placed in service during 2002 and 2003. Amortization of goodwill and indefinite life intangibles ceased upon adoption of SFAS No. 142 at January 1, 2002. Depreciation and amortization expense was 19.6% of net operating revenues in 2003, 18.8% in 2002, and 22.1% in 2001.

Restructuring and Asset Impairment

In 2003, the PCS Group recorded asset impairments of $349 million primarily related to the termination of development of a new billing platform. The PCS Group also recorded a restructuring charge of $13 million for severance costs associated with Sprint’s transformation to a customer-focused organization and contractual obligations related to the terminated development of a new billing platform, offset by the finalization of all 2001 and 2002 restructuring activities.

In 2002, the PCS Group recorded a restructuring charge of $78 million representing the consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations, as well as other reductions to create a more competitive cost structure by reducing operating expenses. Additionally, the PCS Group recorded an asset impairment of $42 million representing abandoned network projects.

In 2002, the PCS Group incurred an $18 million charge associated with the closing of five PCS customer solution centers, as well as additional steps to reduce operating costs in the PCS business units.

In 2001, Sprint consolidated and streamlined marketing and network operations, as well as streamlined corporate support functions. This resulted in a charge of $10 million to the PCS Group associated with severance costs and termination of contractual obligations. For additional information see Note 5 of the Notes to Consolidated Financial Statements.

Nonoperating Items

Interest Expense

The effective interest rates in the following table reflect interest expense on long-term debt only. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rates on long-term debt. See “Liquidity and Capital Resources” for more information on Sprint’s financing activities.

	2003	2002	2001

Effective interest rate on long-term debt	7.0%	6.9%	6.7%

The effective interest rate includes the effect of interest rate swap agreements. See Note 3 in the Notes to Consolidated Financial Statements for more details regarding interest rate swaps. Sprint’s effective interest rate on long-term debt increased in 2003 due to the retirement of fixed-rate debt with lower interest rates. The effective interest rate increased in 2002 due to additional fixed-rate debt with higher interest rates.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a direct or indirect wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint’s actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group’s interest expense and totaled $374 million in 2003, $336 million in 2002, and $288 million in 2001. These amounts are reflected in the “Intergroup interest charge” on the Consolidated Statements of Operations.

The FON Group earned intergroup interest income and the PCS Group incurred intergroup interest expense of $15 million in 2001 primarily related to the FON Group’s ownership of PCS Group debt securities. Sprint redeemed these securities in the 2001 fourth quarter. As a result of this redemption, the FON Group recognized an $11 million pre-tax gain to other non-operating income and the PCS Group recorded an $11 million pre-tax loss to premium on early retirement of debt.

Under Sprint’s centralized cash management program, one group may advance funds to the other group. These advances are accounted for as short-term borrowings between the groups and bear interest at a market rate that is substantially equal to the rate that group would be able to obtain from third parties on a short-term basis.

The allocation of group financing activities may change at the discretion of the Sprint board and does not require shareholder approval.

Discount (Premium) on Early Retirement of Debt

In the third quarter of 2003, Sprint recorded a net premium of $2 million due to the early retirement of $118 million of debt primarily consisting of the local division’s first mortgage bonds. This debt had interest rates ranging from 5.7% to 9.3% and maturity dates ranging from 2003 to 2021.

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

In 2002, Sprint repurchased, before scheduled maturities, $67 million of debt allocated to the FON Group. These borrowings had interest rates ranging from 6.0% to 7.1%. This resulted in a discount for Sprint of $4 million.

In 2001, Sprint redeemed, before scheduled maturities, $18 million of debt allocated to the FON Group and $558 million of debt allocated to the PCS Group. These borrowings had interest rates ranging from 9.9% to 12.5%. This resulted in a discount of $6 million for Sprint.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	2003	2002	2001

	(millions)
Dividend and interest income	$51	$31	$33
Royalties	13	9	—
Equity in net losses of affiliates	(77)	(117)	(157)
Net losses from investments	(3)	(258)	(188)
Gains (losses) on sales of other assets	—	117	10
Amortization of debt costs	(35)	(36)	(20)
Losses from disposal of PP&E	(9)	(13)	(4)
Benefit plan curtailment gain	—	—	120
Foreign currency transactions	(5)	7	—
Litigation settlement	(15)	—	—
Other, net	(9)	(5)	4

Total	$(89)	$(265)	$(202)

Dividend and interest income for all years reflects dividends earned on cost method investments and interest earned on temporary investments.

Beginning in January 2002, Call-Net began making a royalty payment of 2.5% of revenues to Sprint. Currently, this is approximately $3 million per quarter.

Equity in net losses of affiliates in 2003 was primarily driven by the PCS Group’s investment in Virgin Mobile, USA. Sprint made an additional investment of $20 million in Virgin Mobile, USA in 2003 and immediately recognized an equal amount of losses associated with this additional investment. The 2003 decrease was primarily lower equity loss pick-ups related to Pegaso due to the 2002 sale of this investment, offset by equity losses of Virgin Mobile, USA.

In 2002, equity in net losses of affiliates was driven by the PCS Group’s investment in Virgin Mobile, USA and Pegaso, and the FON Group’s investment in Call-Net. Sprint made an additional investment of $16 million in Call-Net in the 2002 second quarter and immediately recognized an equal amount of losses associated with the investment. The 2002 decrease was due to a reduction in equity losses following the write-down of the investment in Intelig and the sale of Pegaso, partially offset by Virgin Mobile, USA and Call-Net losses.

In 2001, equity in net losses of affiliates was driven by the PCS Group’s investment in Pegaso and the FON Group’s investment in Intelig. In the first quarter of 2001, Sprint modified its relationship with EarthLink which resulted in its investment in common stock no longer being accounted for using the equity method.

Net losses from investments in 2003 are driven by a loss on sale of EarthLink shares. The 2002 losses mainly consist of the write-down of EarthLink preferred shares to market value. Net losses from investments in 2001 mainly include a $162 million write-down of an equity investment in Intelig and a $25 million loss on the partial sale of EarthLink shares.

Gains on sales of other assets in 2002 were driven by the sale of Sprint’s investment in Pegaso, certain customer contracts and stock received during a company’s demutualization. Gains on sales of other assets in 2001 resulted from the sale of PCS customers to a PCS third party affiliate.

The benefit plan curtailment gain in 2001 resulted from an amendment of certain medical retirement plan benefits.

In the 2003 first quarter, Sprint recorded a $50 million net charge to settle shareholder litigation. In the 2003 third and fourth quarters, Sprint recorded a $17 million and $18 million credit, respectively, from insurance settlements related to this action. See Note 16 of Notes to Consolidated Financial Statements for additional information.

Income Taxes

Sprint’s consolidated effective tax rates were 41.1% in 2003, (8.8)% in 2002, and 31.8% in 2001. See Note 14 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operations, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. The pretax gain recognized in 2003 was $2.14 billion, $1.32 billion after tax.

Financial Condition

	2003	2002

	(millions)
FON Group	$21,862	$23,133
PCS Group	21,846	23,022
Intergroup eliminations	(858)	(862)

Consolidated assets	$42,850	$45,293

Sprint’s consolidated assets decreased $2.4 billion in 2003. Cash and equivalents increased $1.4 billion due to improved operating cash flows, reduced capital expenditures and the sale of Sprint’s directory publishing business to R.H. Donnelley in the 2003 first quarter. In connection with the gain recognized from this sale, Sprint utilized nearly $800 million in deferred tax assets. Net property, plant and equipment decreased $1.5 billion as capital expenditures were more than offset by depreciation expense and asset impairments. Spectrum licenses declined due to an impairment charge of $1.2 billion related to the write-down in fair value of Sprint’s MMDS spectrum.

The Sprint debt-to-total-capital ratio was 58.7% at year-end 2003 versus 63.7% at year-end 2002. The rating agencies generally give some form of equity treatment for equity unit notes in determining debt-to-total-capital ratios. Assuming that the Sprint equity unit notes are treated as 80% equity and 20% debt, this ratio would be 54.5% at year-end 2003, versus 59.7% at year-end 2002. Accordingly, this debt-to-total-capital ratio for Sprint is calculated defining “debt” as short-term borrowings, long-term debt, capital lease obligations and 20% of the equity unit notes carrying amount. Total capital is defined as “debt,” plus the remaining 80% of the equity unit notes value, redeemable preferred stock and total shareholders’ equity. See “Liquidity and Capital Resources” for more information about changes in Sprint’s Consolidated Balance Sheets.

Liquidity and Capital Resources

Sprint’s board of directors exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Operating Activities

	2003	2002	2001

	(millions)
FON Group	$4,039	$4,176	$4,457
PCS Group	2,503	2,030	106

Cash flows provided (used) by operating activities of continuing operations	$6,542	$6,206	$4,563

Operating cash flows increased $336 million in 2003 and $1.6 billion in 2002. The 2003 increase was mainly due to growth in the PCS Group partially offset by higher working capital requirements in both the FON and PCS Groups. The 2002 increase was driven mainly by growth in the PCS Group. Cost controls and reductions in work force in the FON Group mitigated the revenue erosion seen in the global market division. The receipt of $480 million of tax refunds generated by the economic stimulus bill passed in the 2002 first quarter also contributed to the increase. The 2002 increase was partially offset by higher working capital requirements.

Investing Activities

	2003	2002	2001

	(millions)
FON Group	$(1,876)	$(1,987)	$(5,036)
PCS Group	(2,181)	(2,608)	(3,742)

Cash flows provided (used) by investing activities of continuing operations	$(4,057)	$(4,595)	$(8,778)

The FON Group’s capital expenditures totaled $1.7 billion in 2003, $2.2 billion in 2002, and $5.3 billion in 2001. Global markets division capital expenditures were incurred mainly to enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice-grade equivalent growth, maintain or improve service delivery capabilities, expand capabilities for providing enhanced services, convert our network from circuit to next generation packet switching and continue the build-out of high-speed DSL services. The decline in FON Group capital expenditures was driven mainly by the termination of Sprint ION in 2001 and reduced spending for data-related services. The PCS Group capital expenditures, totaling $2.2 billion in 2003, $2.7 billion in 2002, and $3.8 billion in 2001, were incurred to increase capacity and expand coverage. The 2002 and 2001 amounts also include approximately $100 million and $600 million, respectively, of expenditures related to deployment of 3G technology which was launched nationwide in 2002. Network efficiencies gained from 3G technology contributed to lower capital requirements in 2003.

Investing activities also include contributions of $32 million to Virgin Mobile, USA in 2003; proceeds of $116 million due to sales and dissolutions of investments in 2002; and contributions of $66 million to EarthLink, Virgin Mobile, USA, Intelig, SVC BidCo L.P., and Pegaso in 2001. See Note 2 of Notes to Consolidated Financial Statements for more information on investments.

Additionally, other investing activities include proceeds from sales of other assets totaling $101 million in 2003, $138 million in 2002, and $301 million in 2001. In 2003, investing activities mainly include proceeds from the partial sale of the FON Group’s investment in EarthLink stock and proceeds from the sale of certain network and administrative assets. In 2002, investing activities mainly include proceeds from the sale of the PCS Group’s investment in Pegaso and the FON Group’s sale of certain customer contracts, investment securities and other administrative assets. The 2001 activities mainly include proceeds from sale of PCS customers to an affiliate and certain network and administrative assets.

Financing Activities

	2003	2002	2001

	(millions)
FON Group	$(2,702)	$(1,836)	$463
PCS Group	(627)	793	3,698

Cash flows provided (used) by financing activities of continuing operations	$(3,329)	$(1,043)	$4,161

Financing activities mainly reflect a $2.9 billion reduction of debt in 2003 and a $642 million reduction in 2002, compared to a net borrowing of $4.0 billion in 2001. The reduction in the debt requirements in 2003 and 2002 was due to Sprint’s continuing operating cash flow improvement, reduced capital expenditures, and proceeds from the sale of Sprint’s directory publishing business in the 2003 first quarter. In 2001, cash provided by financing activities was used mainly to fund capital investments and working capital requirements. Financing activities also reflect net proceeds from the issuance of common stock of $12 million in 2003, $3 million in 2002, and $608 million in 2001. Sprint paid dividends of $457 million in 2003, $454 million in 2002, and $451 million in 2001.

Also included in financing activities are proceeds from options exercised under Sprint’s employee stock benefit plans, debt issuance costs and other financing activities of $24 million in 2003, $50 million in 2002, and $16 million in 2001.

Capital Requirements

Sprint’s 2004 investing activities, mainly consisting of capital expenditures, are expected to total approximately $4.0 billion. FON Group capital expenditures are expected to be $1.6 billion. These expenditures are primarily to support the growth in demand for enterprise services. They also include investments for broadband initiatives and the phased transition from circuit to packet switching. PCS Group capital expenditures are expected to be $2.4 billion. These investments are targeted largely for network capacity and coverage. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with growth. Dividend payments are expected to be approximately $670 million in 2004 including the impact of the recombination of the tracking stocks in April 2004. Sprint expects overall cash from operations to be $6.5 billion in 2004, with $3.6 billion from the FON Group and $2.9 billion from the PCS Group.

In 1998, Sprint adopted a tax sharing agreement providing for the allocation of income taxes between the FON Group and the PCS Group. That agreement expired with the 2001 tax year and Sprint adopted a continuation of that tax sharing arrangement except for the elimination of provisions addressing certain types of acquisitions or restructurings, which never became operable under the original arrangement. Sprint expects the FON Group to continue to make significant payments to the PCS Group under this arrangement because of expected PCS Group tax losses in the near future and from using the PCS Group’s tax loss carryforwards. These payments reflect the PCS Group’s incremental cumulative effect on Sprint’s consolidated federal and state tax liability and tax credit position. The PCS Group received payments from the FON Group totaling $1.1 billion in 2003, which includes $700 million in connection with the gain on the sale of Sprint’s directory publishing business, $360 million in 2002, and $292 million in 2001. See Note 1 of Notes to Consolidated Financial Statements, “Intergroup Transactions and Allocations—Allocation of Federal and State Income Taxes,” for more details.

Liquidity

In recent years, Sprint has used the long-term bond market as well as other financial markets to fund its needs. As a result of its improved liquidity position, Sprint currently does not expect to borrow funds through the capital markets in 2004 to fund capital expenditures and operating and working capital requirements.

In January 2003, Sprint closed on the $2.23 billion cash sale of its directory publishing business to R.H. Donnelley.

In June 2003, Sprint entered into a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had standby letters of credit serving as a backup to various obligations of approximately $134 million at year-end 2003.

Sprint has a PCS Group accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and fluctuates each month. Sprint has not drawn against the facility and slightly more than $223 million was available as of year-end 2003.

Sprint also has a global markets division accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and fluctuates each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of December 31, 2003, Sprint had more than $468 million total funding available under the facility.

The undrawn loan facilities described above have interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint’s credit ratings.

Debt maturities, including capital lease obligations, during 2004 total $594 million. Sprint’s $2.4 billion cash balance at December 31, 2003, and expected net cash provided by operating activities of continuing operations in excess of capital requirements of $2.0 billion in 2004 more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $6.7 billion at year-end 2003 under the most restrictive of its debt covenants. The most restrictive covenant is contained in the new revolving credit facility, which is referenced in exhibit 10(c) to this annual report on Form 10-K, and limits debt, as defined in the agreement, to a multiple of income, adjusted for various items as set forth in the agreement. The same restrictive covenant is contained in the PCS Group and the global markets division accounts receivable asset securitization facilities. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Sprint completed its tender offers to repurchase senior notes in March 2003 in the amount of $1.1 billion and repaid, before scheduled maturities, $118 million of debt primarily consisting of the local division’s first mortgage bonds in the 2003 third quarter. In September 2003, Sprint repaid the $300 million Export Development Canada loan. Sprint continually evaluates various factors and, as a result, may repurchase additional debt in the future.

In December 2002, Sprint repurchased long-term debt in the amount of $67 million.

In March 2002, Sprint issued $5 billion of debt securities. These borrowings have interest rates ranging from 7.9% to 8.8% and maturities ranging from 2005 to 2032. The proceeds were allocated 5% to the FON Group and 95% to the PCS Group and were used to extinguish outstanding commercial paper and for general corporate purposes.

Fitch Ratings (Fitch) currently rates Sprint’s long-term senior unsecured debt at BBB with a stable outlook.

Standard and Poor’s Corporate Ratings (Standard and Poor’s) currently rates Sprint’s long-term senior unsecured debt at BBB- with a stable outlook. In June 2003, Moody’s Investors Service (Moody’s) raised Sprint’s outlook to stable. Moody’s currently rates Sprint’s long-term senior unsecured debt at Baa3.

Sprint’s ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the bank, term-debt and equity markets. Given the volatility in the markets, Sprint continues to monitor the markets closely and to take steps to maintain financial flexibility and a reasonable capital structure cost. Other than the remarketing of its equity unit notes as discussed in Note 9 of Notes to the Consolidated Financial Statements, Sprint currently plans to access the markets only for extension, replacement or renewal of current credit arrangements.

As of December 31, 2003, Sprint’s contractual obligations are summarized below and are fully disclosed in Notes 2, 7, 8, 9, 10, and 16 to Sprint’s Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years

	(millions)
Notes, bonds, debentures and other debt instruments	$17,141	$518	$1,949	$3,311	$11,363
Equity unit notes	1,725	—	1,725	—	—
Capital lease obligations	294	76	195	23	—
Estimated future interest payments	16,046	1,356	2,414	1,930	10,346
Redeemable preferred stock	247	—	—	247	—
Estimated dividends on redeemable preferred stock	33	7	13	13	—
Operating leases	2,665	768	1,050	407	440
Unconditional purchase obligations	2,971	1,446	1,429	96	—
Investment commitment	10	10	—	—	—

Total contractual obligations	$41,132	$4,181	$8,775	$6,027	$22,149

Unconditional Purchase Obligations

The FON Group has minimum purchase commitments with various vendors through 2009. Outstanding commitments at year-end 2003 were approximately $1.2 billion. The outstanding commitments consist primarily of network equipment and maintenance, access commitments, information technology services, advertising and marketing and other expenses related to normal business operations.

The PCS Group has minimum purchase commitments with various vendors through 2008. Outstanding commitments at year-end 2003 were approximately $1.8 billion. The outstanding commitments consist primarily of network equipment and maintenance, handset purchases, access commitments, information technology services, customer support provided by third parties, advertising and marketing and other expenses related to normal business operations.

Off-Balance Sheet Financing

Sprint does not participate in, nor secure, financings for any unconsolidated, special purpose entities.

Regulatory Developments

See Legislative and Regulatory Developments in Part I. of this filing.

Financial Strategies

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

Sprint’s derivative transactions are used principally for hedging purposes and comply with board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

Interest Rate Risk Management

Fair Value Hedges

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint’s fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. During 2003, Sprint entered into interest rate swap agreements, which were designated as fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of December 31, 2003, Sprint had no outstanding interest rate cash flow hedges.

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

Foreign Exchange Risk Management

Sprint’s foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint’s primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint’s domestic customers and from the operation of its international subsidiaries. These international operations were not material to the consolidated financial position, results of operations or cash flows at year-end 2003. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits. This statement adds to the disclosures required by SFAS No. 132. Effective for 2003 year-end financial statements, additional disclosures are required for the types of assets in the plan, investment policies, plan obligations, and plan contributions for defined benefit pension plans and other defined benefit postretirement plans. For interim periods beginning after December 15, 2003, additional disclosures are required for net periodic benefit cost and plan contributions. This guidance does not change the requirements for the measurement or recognition of pension and other postretirement benefit plans prescribed by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Sprint adopted this statement effective December 31, 2003.

See Note 13 of Notes to Consolidated Financial Statements for Sprint’s discussion of its pension and other postretirement benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The risk inherent in Sprint’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. Sprint is susceptible to certain risks related to changes in interest rates and foreign currency exchange rate fluctuations. Sprint does not purchase or hold any derivative financial instruments for trading purposes.

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint is subject to interest rate risk primarily associated with its borrowings. Sprint selectively enters into interest rate swap and cap agreements to manage its exposure to interest rate changes on its debt.

Approximately 97% of Sprint’s debt at December 31, 2003 is fixed-rate debt excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless market conditions are favorable.

As of December 31, 2003, Sprint held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint pays a floating rate of interest equal to the six-month LIBOR plus a fixed spread which averaged 4.0% as of December 31, 2003, and received an average interest rate equal to the coupon rates stated on the underlying senior notes of 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $55 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore, there is no impact to earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $13 million on the statements of operations and cash flows at December 31, 2003. While Sprint’s variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decline in market interest rates would cause a $568 million increase in fair market value of its debt to $19.7 billion. This analysis includes the hedged debt, but excludes Sprint’s equity unit notes.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges and the operation of its international subsidiaries. The dollar equivalent of Sprint’s net foreign currency payables from international settlements was $28 million and net foreign currency receivables from international operations was $32 million at December 31, 2003. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $3 million.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

KPMG LLP (KPMG) was engaged as Sprint’s independent auditor for the year ending December 31, 2004 on December 1, 2003.

As previously reported, on October 14, 2003, the Audit Committee of Sprint’s board of directors determined that Ernst & Young LLP (Ernst & Young) would be replaced by KPMG as the independent auditor for Sprint for the year ending December 31, 2004. This action effectively dismissed Ernst & Young as Sprint’s independent auditor for the year ending December 31, 2004; however, Ernst & Young continued as Sprint’s independent auditor for the audit of the consolidated financial statements as of December 31, 2003 and the fiscal year then ended until the filing date of this Form 10-K.

Ernst & Young’s reports on Sprint’s consolidated financial statements as of December 31, 2003 and 2002 and for each of the two fiscal years in the period ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2002 and 2003 and through the filing date of this Form 10-K, there were no disagreements between Sprint and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K of the SEC have occurred during the fiscal years ended December 31, 2002 or 2003 or through the filing date of this Form 10-K.

Sprint has requested Ernst & Young to furnish Sprint with a letter addressed to the SEC stating whether Ernst & Young agrees with the above statements. A copy of Ernst & Young’s letter is attached as Exhibit 16 to this Form 10-K.

During the fiscal years ended December 31, 2001 and 2002 and thereafter until the date Sprint engaged KPMG, neither Sprint nor anyone acting on its behalf consulted KPMG regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Sprint’s consolidated financial statements, or (2) any matter that was either the subject of a disagreement with Ernst & Young on accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Sprint’s reports under the Securities Exchange Act of 1934, such as this Form 10-K, is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K and as of December 31, 2003, Sprint’s Chief Executive Officer and Chief Financial Officer directed Sprint’s internal auditors to conduct a review of the effectiveness of Sprint’s disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, members of the financial accounting and legal departments, and Sprint’s independent auditors to discuss and evaluate Sprint’s disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of the disclosure controls and procedures were effective and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules covering this report. Other than as described below there have been no changes in Sprint’s internal controls over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect Sprint’s financial reporting.

In the fourth quarter of 2003, in conjunction with our periodic review of the liability for medical coverage for participants in Sprint’s long term disability plan, we determined the liability on the balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. The expense, if properly recorded in the years ended December 31, 2002 and December 31, 2001, would have decreased annual earnings per share for the FON Group by less than $0.02 per share in each of those prior periods, and would not have impacted the PCS Group’s reported loss per share for those same periods.

As the impact to prior years’ annual financial statements was not material, Sprint recorded additional expense of $114 million, $72 million after-tax, in the 2003 fourth quarter to appropriately reflect the liability as of December 31, 2003. This adjustment decreased the FON Group’s earnings from continuing operations in the 2003 fourth quarter by $66 million, and increased the PCS Group’s loss from continuing operations by $6 million.

The liability was understated principally because of reliance on an inaccurate report identifying plan participants. Process corrections have been instituted to accurately report this information in the future.

See Note 17 of Notes to Consolidated Financial Statements for the pro forma impact on 2003 quarterly reporting related to this adjustment.

Part III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to Instruction G(3) to Form 10-K, the information relating to directors of Sprint required by Item 10 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2003.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the Executive Officers of the Registrant section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2003.

Pursuant to Instruction G(3) to Form 10-K, the information relating to Sprint’s Code of Ethics required by Item 10 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2003.

Item 11. Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12, other than equity compensation plan information below, is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2003.

Equity Compensation Plan Information

Sprint has several equity compensation plans under which Sprint may issue awards of FON stock and PCS stock to employees and directors. All of these plans have been approved by Sprint’s shareholders. These plans consist of the 1985 Stock Option Plan, the 1997 Long-Term Stock Incentive Program, the Management Incentive Stock Option Plan (MISOP), and the Employees Stock Purchase Plan (ESPP). The board of directors of Sprint authorized the Stock Option Plan (stock option grants), the Restricted Stock Plan (awards of restricted stock) and the Special Award Stock Plan (stock awards for outstanding contributions and for humanitarian service) pursuant to the 1997 Long-Term Stock Incentive Program and its predecessor, which was approved by shareholders. In addition, that plan or its predecessor also provided for options to be granted to directors and director share purchases (purchase of FON stock and PCS stock by directors with director fees). The Stock Option Plan and the Restricted Stock Plan were merged with and into the 1997 Long-Term Stock Incentive Program in February 2004. The remaining options outstanding under the 1985 Stock Option Plan were exercised in January 2004 and the plan was terminated.

The settlement of the derivative action filed in 2000 by Amalgamated Bank, an institutional shareholder, included an award of attorney’s fees to plaintiff’s counsel in the form of 250,000 shares of FON stock and 500,000 shares of PCS stock. The settlement was approved by the court in December 2003, and the shares were issued in January 2004.

The following table provides information about the shares of FON stock and PCS stock that may be issued upon exercise of awards as of year-end 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1),(2)	Number of securities remaining available for future issuance under equity compensation plans(3),(4),(5),(6)

Equity compensation plans approved by Shareholders
FON stock	103,428,502	$23.60	40,039,802
PCS stock	78,654,451	$16.60	82,694,571
Equity compensation plans not approved by Shareholders
FON stock	250,000	—	—
PCS stock	500,000	—	—

(1)	Excludes purchase rights accruing under the ESPP. Under the ESPP, each eligible employee may purchase FON stock and PCS stock at annual intervals at a purchase price per share equal to 85% of the market value on the grant date or the exercise date, whichever is lesser.

(2)	The weighted average exercise price does not take into account the 1,438,386 shares of FON stock and the 1,403,105 shares of PCS stock issuable upon vesting of restricted stock units, which have no exercise price. The weighted average price also does not take into account the 2,688 shares of FON stock and the 14,049 shares of PCS stock issuable as a result of the purchase of those shares by directors with 2003 fourth quarter directors’ fees; the purchase price was $15.01 for each share of FON stock and $4.54 for each share of PCS stock.

(3)	Of these shares, 12,899,423 shares of FON stock and 28,333,116 shares of PCS stock were available under the 1997 Long-Term Stock Incentive Program. Although it is not Sprint’s intention to do so, all of the shares, plus any shares that become available due to forfeiture of outstanding awards, could be issued in a form other than options, warrants, or rights.

(4)	Includes 14,924,891 shares of FON stock and 40,008,373 shares of PCS stock available for issuance under the ESPP.

(5)	Under the 1997 Long-Term Stock Incentive Program, the number of shares increased on January 1 of each year by 1.5% of the FON stock outstanding on that date and 1.5% of the PCS stock, Series 1 and 2, outstanding on that date. Following the recombination of the PCS stock and the FON stock, the number of shares will increase on January 1 of each year by 1.5% of the FON stock, Series 1 and 2, outstanding on that date. No awards may be granted after April 15, 2007.

(6)	Under MISOP, the number of shares increased on January 1 of each year by 0.9% of the FON stock outstanding on that date and 0.9% of the PCS stock, Series 1 and 2, outstanding on that date; however, the board of directors capped the shares so that no additional shares were added on January 1, 2004 and no additional shares will be added in 2005. No options may be granted after April 18, 2005.

Item 13. Certain Relationships and Related Transactions

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2003.

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2003.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. The consolidated financial statements of Sprint filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

2.	The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed as part of this report:

EXHIBITS

(3)	Articles of Incorporation and Bylaws:

(a)	Articles of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 6 to Sprint Corporation’s Registration Statement on Form 8-A relating to its FON Common Stock, filed December 17, 2003, and incorporated herein by reference).

(b)	Bylaws, as amended (filed as Exhibit 3(b) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference).

(4)	Instruments defining the Rights of Sprint’s Security Holders:

(a)	The rights of Sprint’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3(a).

(b)	Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article III of the Bylaws. Provisions regarding the Capital Stock Committee are set forth in Article IV, Section 12 of the Bylaws. See Exhibit 3(b).

(c)	Amended and Restated Rights Agreement dated as of November 23, 1998, between Sprint Corporation and UMB Bank, n.a., as Rights Agent (filed as Exhibit 4.1 to Amendment No. 1 to Sprint Corporation’s Registration Statement on Form 8-A relating to Sprint’s PCS Group Rights, filed November 25, 1998, and incorporated herein by reference).

(d)	Amendment dated March 28, 2003, to Amended and Restated Rights Agreement between the Registrant and UMB, n.a., as Rights Agent (filed as Exhibit 4.2 to Amendment No. 3 to Sprint Corporation’s Registration Statement on Form 8-A relating to Sprint’s PCS Group Rights, filed April 2, 2003, and incorporated herein by reference).

(e)	Tracking Stock Policies of Sprint Corporation, as amended (filed as Exhibit 4(c) to Sprint Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(f)	Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation’s Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation’s Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

(g)	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation’s Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Corporation’s Current Report on Form 8-K/A dated October 17, 2001 and incorporated herein by reference).

(h)	Indenture, dated as of October 1, 1998, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation’s Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference).

(i)	Purchase Contract Agreement, dated as of August 10, 2001, between Sprint Corporation and Bank One, National Association, as purchase contract agent (filed as Exhibit 4(e) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(j)	Form of Corporate Units Certificates, including the form of Purchase Contract (included as Exhibit A to the Purchase Contract Agreement filed as Exhibit 4(e) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(k)	Pledge Agreement, dated as of August 10, 2001, among Sprint Corporation and Bank One, National Association, as collateral agent and as purchase contract agent (filed as Exhibit 4(g) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(l)	Remarketing Agreement, dated as of August 10, 2001, among Sprint Corporation, Sprint Capital Corporation, Bank One, National Association, as purchase contract agent, and UBS Warburg LLC, as remarketing agent (filed as Exhibit 4(h) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(m)	Terms of 6% notes due 2006, including form of note (filed as Exhibit 4(i) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(10)	Material Agreements

(a)	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

(b)	Standstill Agreement, dated May 26, 1996, between Sprint Corporation and Tele-Communications, Inc. (filed as Exhibit 10(g) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

(c)	364-Day Credit Agreement, dated as of June 24, 2003, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, and J.P. Morgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS AG, Cayman Islands Branch, as documentation agents (filed as Exhibit 10(a) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

(d)	Executive Deferred Compensation Plan, as amended. Summary of Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10(i) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

(e)	Management Incentive Stock Option Plan, as amended.

(f)	1997 Long-Term Stock Incentive Program, as amended (filed as Exhibit 4 to Post-effective Amendment No. 2 to Sprint Corporation’s Registration Statement on Form S-8 No. 33-59349 and incorporated herein by reference).

(g)	Sprint Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(l) to Sprint Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(h)	Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(m) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

(i)	Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

(i)	Management Incentive Plan, as amended (filed as Exhibit 10(r) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

(k)	Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

(l)	Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

(m)	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers (Mr. Betts) (filed as Exhibit 10(h) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

(n)	Director’s Deferred Fee Plan, as amended (filed as Exhibit 10(v) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

(o)	Form of Indemnification Agreements between Sprint Corporation and its Directors and Officers (filed as Exhibit 10(e) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

(p)	Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

(q)	Special Incentive Plan (filed as Exhibit 10(g) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

(r)	Executive Agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company, and Len Lauer (filed as Exhibit 10(bb) to Sprint Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(s)	Employment Agreement dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10(c) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

(t)	Letter Agreement dated April 9, 2003 and Separation Agreement dated as of April 9, 2003 by and among Sprint Corporation, Sprint/United Management Company and Ronald T. LeMay (filed as Exhibit 10(d) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

(u)	Separation Agreement dated as of May 12, 2003 by and among Sprint Corporation, Sprint/United Management Company and William T. Esrey (filed as Exhibit 99(b) to Sprint Corporation’s Current Report on Form 8-K dated June 10, 2003 and incorporated herein by reference).

(v)	Form of Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(g) to Sprint Corporations Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(w)	Form of Award Agreement (awarding restricted stock units and stock options) with Executive Officers (filed as Exhibit 10(h) to Sprint Corporations Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(x)	Employment Agreements and other compensation arrangements between Sprint Corporation and certain of its Executive Officers (Messrs. Blessing, Dellinger, Fuller, Gerke, Janzen, Kissinger, Stout and Ms. Walker).

(12)	Computation of Ratio of Earnings to Fixed Charges

(16)	Letter to the Securities and Exchange Commission from Ernst & Young

(21)	Subsidiaries of Registrant

(23)	Consent of Independent Auditors

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(b) Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sprint will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of its long-term debt. The total amount of securities authorized under any of said instruments (other than those listed above) does not exceed 10% of the total assets of Sprint.

(b)	Reports on Form 8-K

Sprint filed a Current Report on Form 8-K/A dated October 14, 2003 and filed December 2, 2003 in which it reported that the Audit Committee of its board of directors had determined that Sprint’s independent auditor, Ernst & Young LLP, would be replaced by KPMG LLP as the independent auditor for Sprint for the year ending December 31, 2004. This action effectively dismissed Ernst & Young as Sprint’s independent auditor for the year-ended December 31, 2004; however Ernst & Young will continue as Sprint’s independent auditor for the year ended December 31, 2003.

Sprint filed a Current Report on Form 8-K dated October 23, 2003, in which it reported that it announced third quarter 2003 results. The news release which was furnished as an exhibit to the Current Report, included the following financial information:

Sprint Corporation Consolidated Statements of Operations

Sprint Corporation Consolidated Balance Sheets

Sprint Corporation Condensed Consolidated Cash Flow Information

Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures

Sprint Corporation FON Group Operating Statistics

Sprint Corporation PCS Group Operating Statistics

Sprint filed a Current Report on Form 8-K dated December 1, 2003, in which it reported that KPMG LLP had been engaged as independent auditors for Sprint for the year ending December 31, 2004.

Sprint filed a Current Report on Form 8-K dated December 8, 2003, in which it reported that it had announced the appointment of two new independent directors, E. Linn Draper, Jr., Chairman, President and Chief Executive Officer of American Electric Power Company, and Gerald L. Storch, Vice Chairman of Target Corporation, to the Sprint board of directors.

Sprint filed a Current Report on Form 8-K dated February 3, 2004, in which it reported that it announced fourth quarter and full-year results. The news release, which was furnished as an exhibit to the Current Report, included the following information:

Sprint Corporation Consolidated Statements of Operations

Sprint Corporation Consolidated Balance Sheets

Sprint Corporation Condensed Consolidated Cash Flow Information

Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures

Sprint Corporation FON Group Operating Statistics

Sprint Corporation PCS Group Operating Statistics

Sprint Corporation—FON Group—Local Division Selected Information

Sprint filed a Current Report on Form 8-K dated February 28, 2004, in which it reported that its board of directors had approved the recombination of PCS common stock and FON common stock effective April 23, 2004. The notice to shareholders was included as an exhibit to the Current Report.

Sprint filed a Current Report on Form 8-K dated February 29, 2004, in which it reported that it had announced that its board of directors had approved the recombination of PCS common stock and FON common stock. The news release was furnished as an exhibit to the Current Report.

Sprint filed a Current Report on Form 8-K dated March 2, 2004, in which it reported that it had announced the appointment of two new independent directors, Gordon M. Bethune, Chairman of the Board and Chief Executive Officer of Continental Airlines, Inc., and Deborah A. Henretta, President of Proctor & Gamble’s global baby care division, to the Sprint board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION
(Registrant)

By	/s/ GARY D. FORSEE
Gary D. Forsee
Chairman and Chief Executive Officer

Date: March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2004.

/s/ GARY D. FORSEE
Gary D. Forsee
Chairman and Chief Executive Officer

/s/ ROBERT J. DELLINGER
Robert J. Dellinger
Executive Vice President and
Chief Financial Officer

/s/ JOHN P. MEYER
John P. Meyer
Senior Vice President and Controller
Principal Accounting Officer

SIGNATURES

SPRINT CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2004.

/s/ DUBOSE AUSLEY DuBose Ausley, Director	/s/ LINDA K. LORIMER Linda K. Lorimer, Director

Gordon M. Bethune, Director	/s/ CHARLES E. RICE Charles E. Rice, Director

E. Linn Draper, Jr., Director	/s/ LOUIS W. SMITH Louis W. Smith, Director

/s/ GARY D. FORSEE Gary D. Forsee, Director	Gerald L. Storch, Director

Deborah A. Henretta, Director	/s/ STEWART TURLEY Stewart Turley, Director

/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr., Director

Index to Financial Statements, Financial Statement Schedule and Exhibits

Exhibits

(12)—Computation of Ratio of Earnings to Fixed Charges
(21)—Subsidiaries of Registrant
(23)—Consent of Independent Auditors
(31)—(a) Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
(31)—(b) Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
(32)—(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)—(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT REPORT

Sprint Corporation’s management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used.

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

The Board of Directors’ responsibility for these financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent auditors, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal and independent auditors have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ Gary D. Forsee
Gary D. Forsee
Chairman and Chief Executive Officer

/s/ Robert J. Dellinger
Robert J. Dellinger
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Sprint Corporation

We have audited the accompanying consolidated balance sheets of Sprint Corporation (Sprint) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index to Financial Statements, Financial Statement Schedule, and Exhibits. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, Sprint adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002; as discussed in Note 1, Sprint adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, effective January 1, 2003; and, as discussed in Note 4 of the Notes to Consolidated Financial Statements, Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

Ernst & Young LLP
Kansas City, Missouri
February 3, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions)

	Sprint Corporation
	Consolidated
Years Ended December 31,	2003	2002	2001
Net Operating Revenues	$26,197	$26,679	$25,562
Operating Expenses
Costs of services and products	11,658	12,076	12,811
Selling, general and administrative	6,722	7,202	7,248
Depreciation	5,004	4,908	4,209
Amortization	1	4	382
Restructuring and asset impairments	1,951	389	1,813
Total operating expenses	25,336	24,579	26,463
Operating Income (Loss)	861	2,100	(901)
Interest expense	(1,374)	(1,406)	(1,180)
Intergroup interest charge	—	—	—
Discount (premium) on early retirement of debt	(21)	4	6
Other income (expense), net	(89)	(265)	(202)
Income (loss) from continuing operations before income taxes	(623)	433	(2,277)
Income tax (expense) benefit	256	38	724
Income (Loss) from Continuing Operations	(367)	471	(1,553)
Discontinued operations, net	1,324	159	150
Cumulative effect of changes in accounting principles, net	258	—	2
Net Income (Loss)	1,215	630	(1,401)
Preferred stock dividends (paid) received	(7)	(7)	(7)
Earnings (Loss) Applicable to Common Stock	$1,208	$623	$(1,408)

Diluted Earnings (Loss) per Common Share(1)
Continuing operations
Discontinued operations
Cumulative effect of change in accounting principle, net
Total

Diluted weighted average common shares(1)

Basic Earnings (Loss) per Common Share
Continuing operations
Discontinued operations
Cumulative effect of change in accounting principle, net
Total

Basic weighted average common shares(1)

DIVIDENDS PER COMMON SHARE
FON common stock

Class A common stock

(1)	As the effects of including the incremental shares associated with options, restricted stock units and Employees Stock Purchase Plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation in these consolidated statements of operations for the PCS Group for all periods presented and for the year ended December 31, 2001 for the FON Group.

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications			Sprint FON Group			Sprint PCS Group
2003	2002	2001	2003	2002	2001	2003	2002	2001
$(678)	$(622)	$(578)	$14,185	$15,227	$16,415	$12,690	$12,074	$9,725

(678)	(622)	(578)	6,181	6,915	8,094	6,155	5,783	5,295
(42)	(33)	(11)	3,628	3,824	4,342	3,136	3,411	2,917
—	—	—	2,518	2,645	2,423	2,486	2,263	1,786
—	—	—	1	—	18	—	4	364
—	—	—	1,589	251	1,803	362	138	10
(720)	(655)	(589)	13,917	13,635	16,680	12,139	11,599	10,372
42	33	11	268	1,592	(265)	551	475	(647)
—	—	15	(236)	(295)	(344)	(1,138)	(1,111)	(851)
—	—	—	374	336	288	(374)	(336)	(288)
—	—	11	(21)	4	—	—	—	(5)
(42)	(33)	(37)	49	(180)	(57)	(96)	(52)	(108)
—	—	—	434	1,457	(378)	(1,057)	(1,024)	(1,899)
—	—	—	(140)	(408)	81	396	446	643
—	—	—	294	1,049	(297)	(661)	(578)	(1,256)
—	—	—	1,324	159	150	—	—	—
—	—	—	258	—	—	—	—	2
—	—	—	1,876	1,208	(147)	(661)	(578)	(1,254)
—	—	—	8	7	7	(15)	(14)	(14)
$—	$—	$—	$1,884	$1,215	$(140)	$(676)	$(592)	$(1,268)

			$0.33	$1.18	$(0.33)	$(0.66)	$(0.58)	$(1.28)
			1.47	0.18	0.17	—	—	—
			0.29	—	—	—	—	—
			$2.09	$1.36	$(0.16)	$(0.66)	$(0.58)	$(1.28)

			903.2	893.3	886.8	1,028.7	1,015.8	989.7

			$0.33	$1.18	$(0.33)	$(0.66)	$(0.58)	$(1.28)
			1.47	0.18	0.17	—	—	—
			0.29	—	—	—	—	—
			$2.09	$1.36	$(0.16)	$(0.66)	$(0.58)	$(1.28)

			900.9	892.1	886.8	1,028.7	1,015.8	989.7

			$0.50	$0.50	$0.50	$—	$—	$—

			$—	$0.125	$0.125	$—	$—	$—

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)

	Sprint Corporation
	Consolidated
Years Ended December 31,	2003	2002	2001
Net Income (Loss)	$1,215	$630	$(1,401)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities	78	(47)	12
Income tax benefit (expense)	(30)	17	(5)
Net unrealized holding gains (losses) on securities during the period	48	(30)	7
Reclassification adjustments for gains (losses) included in net income (loss)	(7)	(3)	(24)
Income tax expense on gain adjustments	3	1	9
Net reclassification adjustments for gains (losses) included in net income (loss)	(4)	(2)	(15)
Foreign currency translation adjustments	(2)	8	(17)
Reclassification adjustments for foreign currency translation gains (losses) included in net income (loss)	—	(7)	31
Total foreign currency translation adjustments	(2)	1	14
Unrealized gains (losses) on qualifying cash flow hedges	(60)	38	(4)
Income tax benefit (expense)	23	(9)	—
Net unrealized holding gains (losses) on qualifying cash flow hedges	(37)	29	(4)
Additional minimum pension obligation	(37)	(1,157)	—
Income tax benefit	12	444	—
Net additional minimum pension obligation	(25)	(713)	—
Cumulative effect of change in accounting principle	—	—	(9)
Total other comprehensive income (loss)	(20)	(715)	(7)
Comprehensive Income (Loss)	$1,195	$(85)	$(1,408)

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications			Sprint FON Group			Sprint PCS Group
2003	2002	2001	2003	2002	2001	2003	2002	2001
$—	$—	$—	$1,876	$1,208	$(147)	$(661)	$(578)	$(1,254)

—	—	9	78	(47)	3	—	—	—
—	—	(4)	(30)	17	(1)	—	—	—
—	—	5	48	(30)	2	—	—	—
—	—	10	(7)	(3)	(34)	—	—	—
—	—	(3)	3	1	12	—	—	—
—	—	7	(4)	(2)	(22)	—	—	—
—	—	—	(2)	3	(16)	—	5	(1)

—	—	—	—	—	31	—	(7)	—
—	—	—	(2)	3	15	—	(2)	(1)
—	—	—	(60)	38	(4)	—	—	—
—	—	—	23	(9)	—	—	—	—
—	—	—	(37)	29	(4)	—	—	—
—	—	—	(10)	(1,122)	—	(27)	(35)	—
—	—	—	2	431	—	10	13	—
—	—	—	(8)	(691)	—	(17)	(22)	—
—	—	—	—	—	(9)	—	—	—
—	—	12	(3)	(691)	(18)	(17)	(24)	(1)
$—	$—	$12	$1,873	$517	$(165)	$(678)	$(602)	$(1,255)

CONSOLIDATED BALANCE SHEETS

(millions)

	Sprint Corporation
	Consolidated
December 31,	2003	2002
Assets
Current assets
Cash and equivalents	$2,424	$1,035
Accounts receivable, net of consolidated allowance for doubtful accounts of $276 and $414	2,876	2,951
Inventories	582	682
Deferred tax asset	26	806
Prepaid expenses	279	360
Intergroup receivable	—	—
Other	424	244
Total current assets	6,611	6,078
Assets of discontinued operation	—	391
Property, plant and equipment
FON Group	35,515	35,055
PCS Group	18,732	16,978
Total property, plant and equipment	54,247	52,033
Accumulated depreciation	(26,971)	(23,288)
Net property, plant and equipment	27,276	28,745
Intangibles
Goodwill	4,401	4,401
Spectrum licenses	3,385	4,620
Other intangibles	32	26
Total intangibles	7,818	9,047
Accumulated amortization	(3)	(2)
Net intangibles	7,815	9,045
Other assets	1,148	1,034
Total	$42,850	$45,293

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications		Sprint FON Group		Sprint PCS Group
2003	2002	2003	2002	2003	2002

$—	$—	$1,635	$641	$789	$394
—	—	1,516	1,650	1,360	1,301
—	—	205	219	377	463
—	—	26	42	—	764
—	—	140	215	139	145
(532)	(536)	532	536	—	—
—	—	324	114	100	130
(532)	(536)	4,378	3,417	2,765	3,197
—	—	—	391	—	—

—	—	35,515	35,055	—	—
—	—	—	—	18,732	16,978
—	—	35,515	35,055	18,732	16,978
(47)	(46)	(19,465)	(18,161)	(7,459)	(5,081)
(47)	(46)	16,050	16,894	11,273	11,897

—	—	27	27	4,374	4,374
—	—	300	1,520	3,085	3,100
—	—	28	24	4	2
—	—	355	1,571	7,463	7,476
—	—	(3)	(2)	—	—
—	—	352	1,569	7,463	7,476
(279)	(280)	1,082	862	345	452
$(858)	$(862)	$21,862	$23,133	$21,846	$23,022

CONSOLIDATED BALANCE SHEETS (continued)

(millions, except per share data)

	Sprint Corporation
	Consolidated
December 31,	2003	2002
Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$594	$1,887
Current maturities of intergroup debt	—	—
Accounts payable	2,197	2,151
Accrued interconnection costs	503	626
Accrued taxes	407	358
Advance billings	572	510
Accrued restructuring costs	117	277
Payroll and employee benefits	683	579
Accrued interest	378	416
Intergroup payable	—	—
Other	1,025	1,004
Total current liabilities	6,476	7,808
Liabilities of discontinued operation	—	299
Noncurrent liabilities
Long-term debt and capital lease obligations	16,841	18,405
Intergroup debt	—	—
Equity unit notes	1,725	1,725
Deferred income taxes	1,789	2,025
Postretirement and other benefit obligations	1,572	1,712
Other	976	769
Total noncurrent liabilities	22,903	24,636
Redeemable preferred stock	247	256
Shareholders’ equity
Common stock
Class A FT, par value $0.00 and $0.50 per share, 0.0 and 100.0 shares authorized, 0.0 and 43.1 shares issued and outstanding	—	22
FON, par value $2.00 per share, 3,000.0 and 4,200.0 shares authorized, 904.3 and 895.1 shares issued and outstanding	1,809	1,790
PCS, par value $1.00 per share, 4,000.0 and 4,600.0 shares authorized, 1,035.4 and 999.8 shares issued and outstanding	1,035	1,000
Capital in excess of par or stated value	10,084	9,931
Retained earnings (deficit)	1,017	252
Accumulated other comprehensive income (loss)	(721)	(701)
Combined attributed net assets	—	—
Total shareholders’ equity	13,224	12,294
Total	$42,850	$45,293

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications		Sprint FON Group		Sprint PCS Group
2003	2002	2003	2002	2003	2002

$—	$—	$190	$1,234	$404	$653
—	—	(1,072)	—	1,072	—
—	—	888	808	1,309	1,343
—	—	493	614	10	12
—	—	229	122	178	236
—	—	232	232	340	278
—	—	105	251	12	26
—	—	683	488	—	91
—	—	75	116	303	300
(532)	(536)	—	—	532	536
(47)	(46)	536	545	536	505
(579)	(582)	2,359	4,410	4,696	3,980
—	—	—	299	—	—

—	—	2,627	3,142	14,214	15,263
—	—	—	(406)	—	406
—	—	—	—	1,725	1,725
—	—	1,633	1,825	156	200
—	—	1,445	1,677	127	35
—	—	426	362	550	407
—	—	6,131	6,600	16,772	18,036
(279)	(280)	—	10	526	526

—	22	—	—	—	—
1,809	1,790	—	—	—	—
1,035	1,000	—	—	—	—
10,084	9,931	—	—	—	—
1,017	252	—	—	—	—
(721)	(701)	—	—	—	—
(13,224)	(12,294)	13,372	11,814	(148)	480
—	—	—	—	—	—
$(858)	$(862)	$21,862	$23,133	$21,846	$23,022

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Sprint Corporation
	Consolidated
Years Ended December 31,	2003	2002	2001
Operating Activities
Net income (loss)	$1,215	$630	$(1,401)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Discontinued operation, net	(1,324)	(159)	(150)
Cumulative effect of change in accounting principle	(258)	—	(2)
Equity in net losses of affiliates	77	117	175
Depreciation and amortization	5,005	4,912	4,591
Deferred income taxes	395	556	(687)
Non-cash portion of restructuring charge	—	35	59
Benefit plan curtailment gain	—	—	(120)
Net losses (gains) on sales of assets	(4)	(111)	82
Net losses on write-down of assets	1,873	418	1,491
Changes in assets and liabilities:
Accounts receivable, net	75	590	265
Inventories and other current assets	204	(31)	136
Accounts payable and other current liabilities	(856)	(741)	274
Affiliate receivables and payables, net	—	—	—
Noncurrent assets and liabilities, net	(1)	(46)	(140)
Other, net	141	36	(10)
Net cash provided (used) by operating activities of continuing operations	6,542	6,206	4,563
Investing Activities
Capital expenditures	(3,824)	(4,849)	(9,046)
Investments in and loans to other affiliates, net	(32)	116	(66)
Net proceeds from sales of assets	101	138	301
Investments in debt securities	(302)	—	—
Other, net	—	—	33
Net cash provided (used) by investing activities of continuing operations	(4,057)	(4,595)	(8,778)
Financing Activities
Proceeds from debt	44	6,061	7,652
Payments on debt	(2,952)	(6,703)	(5,389)
Proceeds from equity unit notes	—	—	1,725
Proceeds from common stock issued	12	3	608
Dividends paid	(457)	(454)	(451)
Other, net	24	50	16
Net cash provided (used) by financing activities of continuing operations	(3,329)	(1,043)	4,161
Net cash from discontinued operations	2,233	154	164
Increase (Decrease) in Cash and Equivalents	1,389	722	110
Cash and Equivalents at Beginning of Period	1,035	313	203
Cash and Equivalents at End of Period	$2,424	$1,035	$313

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications			Sprint FON Group			Sprint PCS Group
2003	2002	2001	2003	2002	2001	2003	2002	2001

$—	$—	$—	$1,876	$1,208	$(147)	$(661)	$(578)	$(1,254)

—	—	—	(1,324)	(159)	(150)	—	—	—
—	—	—	(258)	—	—	—	—	(2)
—	—	—	(3)	13	64	80	104	111
—	—	—	2,519	2,645	2,441	2,486	2,267	2,150
—	—	—	(334)	660	(230)	729	(104)	(457)
—	—	—	—	27	56	—	8	3
—	—	—	—	—	(120)	—	—	—
—	—	—	(4)	(49)	55	—	(62)	27
—	—	—	1,524	375	1,491	349	43	—

—	—	—	134	506	754	(59)	84	(489)
700	—	(28)	54	(39)	121	(550)	8	43
(700)	—	28	(86)	(887)	125	(70)	146	121
—	—	—	56	(64)	237	(56)	64	(237)
—	—	—	(218)	(26)	(194)	217	(20)	54
—	—	—	103	(34)	(46)	38	70	36
—	—	—	4,039	4,176	4,457	2,503	2,030	106

—	—	—	(1,674)	(2,181)	(5,295)	(2,150)	(2,668)	(3,751)
—	—	—	—	122	(37)	(32)	(6)	(29)
—	—	—	100	72	263	1	66	38
—	—	—	(302)	—	—	—	—	—
—	—	—	—	—	33	—	—	—
—	—	—	(1,876)	(1,987)	(5,036)	(2,181)	(2,608)	(3,742)

—	—	—	44	1,325	2,625	—	4,736	5,027
—	—	—	(2,299)	(2,678)	(1,604)	(653)	(4,025)	(3,785)
—	—	—	—	—	—	—	—	1,725
—	—	—	11	2	21	1	1	587
—	—	—	(443)	(440)	(437)	(14)	(14)	(14)
—	—	—	(15)	(45)	(142)	39	95	158
—	—	—	(2,702)	(1,836)	463	(627)	793	3,698
—	—	—	1,533	154	164	700	—	—
—	—	—	994	507	48	395	215	62
—	—	—	641	134	86	394	179	117
$—	$—	$—	$1,635	$641	$134	$789	$394	$179

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (millions)	Sprint Corporation

	Class A FT Common Stock	Class A DT Common Stock	FON Common Stock	PCS Common Stock
Beginning 2001 balance	$108	$108	$1,598	$933
Net income (loss)	—	—	—	—
FON common stock dividends	—	—	—	—
Class A common stock dividends	—	—	—	—
PCS preferred stock dividends	—	—	—	—
Conversion of common stock underlying Class A common stock	(86)	(108)	172	22
FON Series 1 common stock issued	—	—	8	—
PCS Series 1 common stock issued	—	—	—	32
Treasury stock issued	—	—	—	—
Fair value of contract adjustment payment liability	—	—	—	—
Tax (expense) benefit from stock compensation	—	—	—	—
Intergroup stock compensation	—	—	—	—
Other, net	—	—	—	—
Ending 2001 balance	22	—	1,778	987
Net income (loss)	—	—	—	—
FON common stock dividends	—	—	—	—
PCS preferred stock dividends	—	—	—	—
FON Series 1 common stock issued	—	—	12	—
PCS Series 1 common stock issued	—	—	—	13
Intergroup stock compensation	—	—	—	—
Additional minimum pension liability	—	—	—	—
Other, net	—	—	—	—
Ending 2002 balance	22	—	1,790	1,000
Net income (loss)	—	—	—	—
FON common stock dividends	—	—	—	—
PCS preferred stock dividends	—	—	—	—
Conversion of PCS common stock underlying Class A common stock	(22)	—	—	22
FON Series 1 common stock issued	—	—	19	—
PCS Series 1 common stock issued	—	—	—	13
Additional minimum pension liability	—	—	—	—
Other, net	—	—	—	—
Ending 2003 balance	$—	$—	$1,809	$1,035

Shares Outstanding
Beginning 2001 balance	43.1	43.1	798.4	933.1
Conversion of common stock underlying Class A DT common stock	—	—	86.2	21.6
Cancellation of Class A DT common stock	—	(43.1)	—	—
FON Series 1 common stock issued	—	—	3.8	—
PCS Series 1 common stock issued	—	—	—	32.0
Treasury stock issued	—	—	0.4	—
Ending 2001 balance	43.1	—	888.8	986.7
FON Series 1 common stock issued	—	—	6.3	—
PCS Series 1 common stock issued	—	—	—	13.1
Ending 2002 balance	43.1	—	895.1	999.8
Conversion of common stock underlying Class A FT common stock	—	—	—	21.6
Cancellation of Class A FT common stock	(43.1)	—	—	—
FON Series 1 common stock issued	—	—	9.2	—
PCS Series 1 common stock issued	—	—	—	14.0
Ending 2003 balance	—	—	904.3	1,035.4

(1)	As of December 31, 2003, Accumulated other comprehensive loss consists of $738 million additional minimum pension liability and $17 million of unrealized net gains related to investments and derivatives.

See accompanying Notes to Consolidated Financial Statements.

Capital In Excess of Par or Stated Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (loss)(1)	Consolidated Total	Eliminations	Combined Attributed Net Assets
						Sprint FON Group	Sprint PCS Group
$9,380	$1,578	$(10)	$21	$13,716	$7	$12,343	$1,366
—	(1,401)	—	—	(1,401)	—	(147)	(1,254)
—	(433)	—	—	(433)	—	(433)	—
—	(11)	—	—	(11)	—	(11)	—
—	(7)	—	—	(7)	—	7	(14)
—	—	—	—	—	—	—	—
78	—	—	—	86	—	86	—
671	—	—	—	703	—	—	703
—	(3)	10	—	7	—	7	—
(53)	—	—	—	(53)	—	—	(53)
17	—	—	—	17	—	9	8
—	—	—	—	—	—	(160)	160
(17)	16	—	(7)	(8)	(7)	3	(4)
10,076	(261)	—	14	12,616	—	11,704	912
—	630	—	—	630	—	1,208	(578)
(334)	(113)	—	—	(447)	—	(447)	—
(7)	—	—	—	(7)	—	7	(14)
60	—	—	—	72	—	72	—
89	—	—	—	102	—	—	102
—	—	—	—	—	—	(73)	73
—	—	—	(713)	(713)	—	(691)	(22)
47	(4)	—	(2)	41	—	34	7
9,931	252	—	(701)	12,294	—	11,814	480
—	1,215	—	—	1,215	—	1,876	(661)
—	(450)	—	—	(450)	—	(450)	—
(7)	—	—	—	(7)	—	7	(14)
—	—	—	—	—	—	—	—
121	—	—	—	140	—	140	—
39	—	—	—	52	—	—	52
—	—	—	(25)	(25)	—	(8)	(17)
—	—	—	5	5	—	(7)	12
$10,084	$1,017	$—	$(721)	$13,224	$—	$13,372	$(148)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Sprint Corporation

1. Summary of Significant Accounting Policies

Tracking Stock Formation

In November 1998, Sprint’s shareholders approved the allocation of all of Sprint’s assets and liabilities into two groups, the FON Group and the PCS Group, as well as the creation of the FON stock and the PCS stock. In addition, Sprint purchased the remaining ownership interests in Sprint Spectrum Holding Company, L.P. and PhillieCo, L.P. (together, Sprint PCS), other than a minority interest in Cox Communications PCS, L.P. (Cox PCS). Sprint acquired these ownership interests from Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (the Cable Partners). In exchange, Sprint issued the Cable Partners low-vote PCS shares and warrants to acquire additional PCS shares. Sprint also issued the Cable Partners shares of a new series of preferred stock convertible into PCS shares. The purchase of the Cable Partners’ interests is referred to as the PCS Restructuring. In the 1999 second quarter, Sprint acquired the remaining minority interest in Cox PCS.

Also in November 1998, Sprint reclassified each of its publicly traded common shares into one share of FON stock and ½ share of PCS stock. This recapitalization was tax-free to shareholders. In addition, the Class A common shares owned by France Telecom (FT) and Deutsche Telekom AG (DT) were reclassified into shares representing both FON stock and PCS stock. These transactions are referred to as the Recapitalization.

FT and DT no longer hold any Class A common shares or any FON or PCS shares.

FON common stock and PCS common stock are intended to reflect the financial results and economic value of the FON and PCS Groups. However, they are classes of common stock of Sprint, not of the group they are intended to track. Accordingly, FON and PCS shareholders are subject to the risks related to an equity investment in Sprint and all of Sprint’s businesses, assets and liabilities. Shares of FON common stock and PCS common stock do not represent a direct legal interest in the assets and liabilities allocated to either group, but rather represent a direct equity interest in our assets and liabilities as a whole. Sprint’s board may, subject to the restrictions in Sprint’s articles of incorporation, change the allocation of the assets and liabilities that comprise each of the FON Group and the PCS Group without shareholder approval.

Considerations Relating to Tracking Stocks

As discussed in Note 20, a recombination of tracking stocks has been announced. Until the recombination, the FON common stock and the PCS common stock are intended to track the performance of the FON Group and the PCS Group, respectively. Because the FON common stock and the PCS common stock are classes of common stock of Sprint, not common stock of the group they are intended to track, the holders of the FON common stock and the PCS common stock are subject to the risks related to an equity investment in Sprint and all of Sprint’s businesses, assets and liabilities. Therefore, the market prices of the FON common stock and the PCS common stock may not accurately reflect the performance of the group they are intended to track. Between the announcement and the completion of the recombination, the price of the tracking stocks may reflect the expectation that a single common stock will result from the recombination, rather than reflecting the performance of the groups.

Sprint has a single board of directors. Consequently, there is no board of directors that owes separate duties to the holders of either the FON common stock or the PCS common stock. Conflicts of interest between holders of FON common stock and PCS common stock in transactions between the FON Group and the PCS Group or in our dealings with third parties could be resolved by our board of directors to the detriment of the holders of one or the other class of common stock.

After the recombination of the tracking stocks, events that would have benefited the holders of only one of the tracking stocks will benefit all Sprint shareholders.

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

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

Classification of Operations

Sprint’s business is divided into three segments: the global markets division, the local division, and the PCS wireless telephony products and services business.

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols such as Internet Protocol and frame relay (a data service that transfers packets of data over Sprint’s network), and managed network services. Additionally, the global markets division provides local services using Sprint’s facilities, leased facilities or using unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia. The global markets division is selling into the cable telephone market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. In addition, the global markets division provides consulting services and international data communications.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies. In 2001, Sprint announced it would halt further deployment of Multipoint Multichannel Distribution Services (MMDS) services using current direct sight access technology. Current customers continue to receive service. In the third quarter of 2003, Sprint’s ongoing evaluation of its business use for the MMDS spectrum resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required an impairment analysis of this asset, resulting in a pre-tax, non-cash charge of $1.2 billion. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

This division also includes investments in EarthLink, Inc. (EarthLink), an Internet service provider; Call-Net Enterprises, Inc. (Call-Net), a long distance provider in Canada; and certain other telecommunications investments and ventures.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 7.9 million access lines in 18 states. The local division provides local voice and data services, including Digital Subscriber Line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division’s local network, nationwide long distance services to residential customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. The local division provides wireless services to customers in its franchise territories through agency relationships. DSL enables high speed transmission of data over existing copper telephone lines.

Sprint PCS Group

The PCS Group includes Sprint’s wireless PCS operations. At year-end 2003, the PCS Group, together with third party affiliates, operated PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS Group has licenses to serve the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands. The service offered by the PCS Group and its third party affiliates reaches a quarter billion people. The PCS Group, combined with our wholesale and affiliate partners, served more than 20 million customers at the end of 2003. The PCS Group provides nationwide service through a combination of:

•

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

•	affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets, and

•	roaming on other providers’ digital networks that use CDMA.

Sprint PCS customers can use their phones through roaming agreements in countries other than the United States, including areas of:

•	Asia Pacific, including China, Guam, Hong Kong and New Zealand,

•	Canada and Mexico,

•	Central and South America, including Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Paraguay and Uruguay, and

•	Most major Caribbean Islands.

Sprint launched nationwide third generation (3G) capability in the 2002 third quarter. This capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as “PCS Vision,” allows consumer and business customers to use their Vision-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS Group supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services using Sprint’s spectrum under the Sprint brand name on CDMA networks built and operated at their own expense.

Several of these affiliates are experiencing financial difficulties and are evaluating or have completed restructuring activities. Two affiliates have filed for bankruptcy protection and made claims against Sprint in the bankruptcy courts. One other affiliate has filed suit against Sprint. Several of the affiliates are disputing and refusing to pay amounts owed to Sprint. Reserves have been established that are expected to provide for the ultimate resolution of these disputes, and Sprint is in negotiations with some of the affiliates regarding restructuring its relationship with them.

Sprint has reached agreements with several of its affiliates, including two of the largest who have completed restructuring activities. Sprint has amended the existing agreements to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover approximately 40% of the customers served by all affiliates. The agreements provide simplified and predictable long-term pricing for service bureau fees and stability to the rates charged for inter-area service fees. In addition, Sprint and the companies settled all significant outstanding disputes. The revised terms under the agreements are expected to have an immaterial impact on future PCS Group results.

The PCS Group also includes its investment in Virgin Mobile, USA, a joint venture to market wireless services, principally to youth and pre-pay segments. This investment is accounted for using the equity method.

The PCS Group also provides PCS services to companies that resell PCS services to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service.

Intergroup Transactions and Allocations

Intergroup Transactions

The PCS Group uses the long distance operation of the FON Group as its inter-exchange carrier and purchases wholesale long distance for resale to its customers. Additionally, the FON Group provides the PCS Group with Caller ID services and various other goods and services. Charges to the PCS Group for these items totaled $675 million in 2003, $672 million in 2002, and $570 million in 2001. Also included in these amounts are charges for goods capitalized by the PCS Group. These capitalized charges totaled $6 million in 2003, $4 million in 2002, and $12 million in 2001. The service charges less capitalized charges are included in the FON Group’s net operating revenues and in the PCS Group’s costs of services and products.

The PCS Group provides the FON Group with access to its network and telemarketing and various other services. Charges to the FON Group for these items totaled $9 million in 2003 and $20 million in 2001. In 2002, the PCS Group credited the FON Group for $46 million. This credit was primarily related to proceedings initiated by the Federal Communications Commission (FCC) in 2001 to consider a number of issues regarding compensation arrangements between carriers that exchange local and long distance traffic, including the issue of whether wireless carriers should be allowed to charge long distance carriers for terminating long distance calls to their wireless customers.

The FON Group charges the PCS Group a return on investment or capital carrying charge for the use of corporate owned capital assets. Charges to the PCS Group for this item totaled $42 million in 2003, $33 million in 2002 and $11 million in 2001. These amounts are included in the FON Group’s non-operating income and the PCS Group’s operating expenses.

Allocation of Shared Services

Sprint directly assigns, where possible, certain general and administrative costs to the FON Group and the PCS Group based on their actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit’s relative share of the predefined category referenced (e.g. headcount). Sprint believes that the costs allocated are comparable to the costs that would be incurred if the groups would have been operating on a stand-alone basis.

The FON Group provides facilities, information services and certain other services to the PCS Group. Charges to the PCS Group for these services totaled $505 million in 2003, $359 million in 2002, and $236 million in 2001. Also included in these amounts are charges that were capitalized by the PCS Group. These capitalized charges totaled $24 million in 2003, $20 million in 2002, and $19 million in 2001. The service charges less capitalized charges are included in the PCS Group’s operating expenses. The increase in these charges primarily reflects the transition of the PCS Group to shared facilities managed by the FON Group. Previously, the PCS Group had separate facilities, and thus a direct cost. The PCS Group direct costs for these facilities have dropped proportionately for these allocated shared services.

Additional costs for shared services totaled approximately $1.0 billion in 2003, $568 million in 2002, and $542 million in 2001. The percentage of these costs allocated to the PCS Group was approximately 43% in 2003, 31% in 2002, and 23% in 2001 with the balance allocated to the FON Group. The increase in total costs for shared services is driven by the consolidation of Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations announced in 2002. As a result of synergies from these consolidations, group direct costs for these services have dropped more than proportionately for these allocated shared services.

The allocation of shared services may change at the discretion of Sprint’s board and does not require shareholder approval.

Allocation of Group Financing

Financing activities for the groups are managed by Sprint on a centralized basis. Debt incurred by Sprint on behalf of the groups is specifically allocated to and reflected in the financial statements of the applicable group. Interest expense is allocated to the PCS Group based on an interest rate that is substantially equal to the rate it would be able to obtain from third parties as a wholly owned Sprint subsidiary, but without the benefit of any guarantee by Sprint or any member of the FON Group. That interest rate is higher than the rate Sprint obtains on borrowings. The difference between Sprint’s actual interest rate and the rate charged to the PCS Group is reflected as a reduction in the FON Group’s interest expense and totaled $374 million in 2003, $336 million in 2002, and $288 million in 2001. These amounts are reflected in the “Intergroup interest charge” on the Consolidated Statements of Operations.

The FON Group earned intergroup interest income and the PCS Group incurred intergroup interest expense of $15 million in 2001 primarily related to the FON Group’s ownership of PCS Group debt securities. Sprint redeemed these securities in the 2001 fourth quarter. As a result of this redemption, the FON Group recognized an $11 million pre-tax gain to “Other income (expense), net” and the PCS Group recorded an $11 million pre-tax loss to “Discount (premium) on early retirement of debt.”

Under Sprint’s centralized cash management program, one group may advance funds to the other group. These advances are accounted for as short-term borrowings between the groups and bear interest at a market rate that is substantially equal to the rate that group would be able to obtain from third parties on a short-term basis.

The allocation of group financing activities may change at the discretion of Sprint’s board and does not require shareholder approval.

Allocation of Federal and State Income Taxes

Sprint files a consolidated federal income tax return and certain state income tax returns which include FON Group and PCS Group results. Sprint adopted a tax sharing agreement which provided for the allocation of income taxes between the two groups. The FON Group’s income taxes are calculated as if it files returns which exclude the PCS Group. The PCS Group’s income taxes reflect the PCS Group’s incremental cumulative impact on Sprint’s consolidated income taxes. Intergroup tax payments are satisfied on the date Sprint’s related tax payment is due to or the refund is received from the applicable tax authority.

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

Revenue Recognition

Sprint recognizes operating revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Operating revenues are recognized as services are rendered or as products are delivered to customers. Certain of Sprint’s bundled products and services have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values.

Certain installation fees are deferred and amortized over the average life of the service.

Advertising Expense

Sprint recognizes advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $778 million in 2003, $863 million in 2002, and $1.1 billion in 2001.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. They are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks included in accounts payable totaled $208 million at year-end 2003 and $192 million at year-end 2002. Sprint had sufficient funds available to fund the outstanding checks when they were presented for payment.

Allowance for Doubtful Accounts

This reserve reflects the estimate of accounts receivable collectibility and requires management’s judgement based on historical trending, industry norms and recognition of current market indicators about general economic conditions, which are predictive of the future economic viability of our customer base.

Investments in Debt Securities

Investments in marketable debt securities are classified as available for sale and reported at estimated fair value, based on quoted market prices. Interest on investments in debt securities is reinvested and recorded in “Other income (expense), net” in the Consolidated Statements of Operations. Gross unrealized holding gains and losses are reflected on the Consolidated Balance Sheets as adjustments to “Shareholders’ equity—Accumulated other comprehensive income (loss),” net of related income taxes.

Investments in Equity Securities

Investments in marketable equity securities are classified as available for sale and reported at estimated fair value, based on quoted market prices. Gross unrealized holding gains and losses are reflected on the Consolidated Balance Sheets as adjustments to “Shareholders’ equity—Accumulated other comprehensive income (loss),” net of related income taxes. Impairment losses on investments in equity securities are recorded to “Other income (expense), net” in the Consolidated Statements of Operations when an investment’s market value declines below Sprint’s cost basis on an other than temporary basis.

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

	December 31,
	2003	2002

	(millions)
FON Group
Global markets division	$14,125	$14,495
Local division	19,030	18,343
Other	2,360	2,217

Total FON Group	35,515	35,055
PCS Group	18,732	16,978

Total property, plant and equipment	$54,247	$52,033

Capitalized Interest

Capitalized interest totaled $86 million in 2003, $118 million in 2002, and $174 million in 2001. Capitalized interest for the FON Group totaled $7 million in 2003, $18 million in 2002, and $30 million in 2001. Capitalized interest for the PCS Group totaled $79 million in 2003, $100 million in 2002, and $144 million in 2001. Capitalized interest is incurred in connection with the PCS Group’s and the FON Group’s construction of capital assets.

Goodwill and Other Intangibles

Effective January 1, 2002, Sprint adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased, and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. See Note 6 for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangibles.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. The book value of goodwill was $4.4 billion at year-end 2003 and 2002.

Sprint evaluates goodwill for impairment on an annual basis and whenever events or circumstances indicate that these assets may be impaired. Sprint determines impairment by comparing the net assets of each reporting unit (identified as Sprint’s operating segments) to the respective fair value. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Indefinite Life Intangibles

Sprint identified spectrum licenses and Sprint’s trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

The PCS Group acquired spectrum licenses from the FCC to operate as a PCS service provider. Additionally, the PCS Group incurred costs related to microwave relocation in constructing the PCS network. The global markets division acquired spectrum licenses when the broadband fixed wireless companies were acquired in 1999. Spectrum licenses are integral to the operation of our business, and in fact, we cannot operate major portions of our business without them. As long as Sprint acts within the requirements and constraints of the regulatory authorities, the renewal and extension of its licenses is reasonably certain. Spectrum licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. At present there is no competing technology on the horizon that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

The Sprint trademark is a highly respected brand with positive connotations. Current market assessments rank it as one of the most recognizable brands in the United States. Sprint has no legal, regulatory or contractual limitations associated with its trademark. Sprint cultivates and protects the use of its brand.

Sprint evaluates the recoverability of indefinite lived intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. Sprint determines impairment by comparing an asset’s respective carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

In the 2003 third quarter, the global markets division recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the fair value of its MMDS spectrum. As of December 31, 2003, the wireless PCS spectrum and the trademark value were not impaired.

The book value of indefinite life intangibles was $3.4 billion at year-end 2003 and $4.6 billion at year-end 2002.

Definite Life Intangibles

Definite life intangibles include the value of Sprint’s patents and previously included the value associated with the PCS Group customer base through acquisition. In 2002, the intangible associated with the PCS customer base of approximately $746 million became fully amortized, at which time the accumulated amortization reduced the carrying value of the asset. Sprint evaluates the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. Sprint determines impairment by comparing an asset’s respective carrying value to estimates of the sum of the future cash flows expected to result from Sprint’s asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Definite life intangibles are amortized over their useful lives, which at year-end 2003 averaged 10 years. Amortization on these assets totaled $1 million in 2003, $4 million in 2002, and $148 million in 2001.

Restructuring Activity

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard provides accounting guidance for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring). This standard revised guidance on when a liability for a cost associated with an exit or disposal activity is incurred. Sprint adopted this standard effective January 1, 2003 for restructuring activities occurring after that date.

Earnings per Share

Earnings per share (EPS) is computed individually for the FON Group and PCS Group. As a part of the Recapitalization, each Class A common share owned by FT and DT was reclassified such that each share represented a right to one share of FON stock and ½ share of PCS stock. In order to give effect to the FT and DT interests when determining earnings per share, the number of shares of FON stock and PCS stock represented by the shares of Class A common stock are included in the calculation of the weighted average FON and PCS common stock outstanding. At year-end 2003, there were no shares of Class A common stock outstanding. At year-end 2001, the outstanding Class A common stock no longer represented shares of FON stock.

The FON Group’s dilutive securities (mainly options and restricted stock units) totaled 2.3 million shares in 2003 and 1.2 million shares in 2002. In 2001, dilutive securities did not have a dilutive effect on loss per share because the FON Group incurred a net loss. Dilutive securities for the PCS Group mainly include options, convertible preferred stock, restricted stock units and equity units. These securities did not have a dilutive effect on loss per share because the PCS Group incurred net losses for 2003, 2002, and 2001. As a result, diluted loss per share equaled basic loss per share.

Options have been granted with exercise prices, which are currently higher than market. These options are considered antidilutive and have not been included in the dilutive calculation. The FON Group’s antidilutive securities totaled $71 million in 2003, $87 million in 2002 and $36 million in 2001. The PCS Group’s antidilutive securities totaled $63 million in 2003, $64 million in 2002 and $27 million in 2001.

Effective January 1, 2003, Sprint adopted SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. Upon adoption of this statement, gains and losses from the extinguishment of debt are required to be reported in other income or expense; they had previously been reported as an extraordinary item. As a result, Sprint has restated its 2001 EPS from continuing operations for the PCS Group to reflect the one cent loss from the extinguishment of debt previously reported as an extraordinary item.

Stock-based Compensation

Effective January 1, 2003, Sprint adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement 123, using the prospective method. Upon adoption Sprint began expensing the fair value of stock-based compensation of all grants, modifications or settlements made on or after January 1, 2003. The following table illustrates the effect on net income and earnings per share of stock-based compensation included in net income and the effect on net income and earnings per share for grants issued on or before December 31, 2002, had Sprint applied the fair value recognition provisions of SFAS No. 123.

Compensation costs are expensed over the vesting period of the award using the straight-line method. The amount of compensation cost recognized at any date is at least equal to the vested portion of the award.

Sprint FON Group
Year-Ended December 31,	2003	2002	2001

	(millions)
Net income (loss), as reported	$1,876	$1,208	$(147)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	19	3	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(91)	(145)

Pro forma net income (loss)	$1,848	$1,120	$(291)

Earnings (loss) per common share:
Basic—as reported	$2.09	$1.36	$(0.16)

Basic—pro forma	$2.06	$1.26	$(0.32)

Diluted—as reported	$2.09	$1.36	$(0.16)

Diluted—pro forma	$2.05	$1.26	$(0.32)

Sprint PCS Group
Year-Ended December 31,	2003	2002	2001

	(millions)
Net income (loss), as reported	$(661)	$(578)	$(1,254)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	14	2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(59)	(127)	(206)

Pro forma net income (loss)	$(706)	$(703)	$(1,460)

Earnings (loss) per common share:
Basic and diluted—as reported	$(0.66)	$(0.58)	$(1.28)

Basic and diluted—pro forma	$(0.70)	$(0.71)	$(1.49)

Sprint recognized pre-tax charges of $37 million related to stock-based grants issued in 2003. In 2002, pre-tax charges of $7 million were recognized for grants of restricted stock made in 2002 and previous years.

In the 2003 second quarter, Sprint recognized pre-tax charges of $15 million for non-cash expense in connection with separation agreements between Sprint and William T. Esrey, former chairman and chief executive officer, Ronald T. LeMay, former president and chief operating officer, and J. Richard Devlin, former executive vice president—general counsel, external affairs and corporate secretary. The charges were associated with accounting for modifications which accelerated vesting and extended exercise periods of stock options granted in prior periods, as required by SFAS No. 123. Most of the FON options had exercise prices that were approximately two times the market price at the modification date, while most of the PCS options had exercise prices that were five times the market price at the modification date. The charge to earnings in the second quarter was approximately one cent per share each for the FON Group and the PCS Group. An additional $21 million pre-tax impact from these separation agreements was not recognized, but is included in the pro forma table above.

2. Investments

At December 31, 2003 Sprint carried $548 million in investment asset value: $125 million of which was included in “Current assets—other” and $423 million in “Other assets”. At December 31, 2002, $311 million of investment asset value was all included in “Other assets.” The material investment types and amounts include:

Investments in Debt Securities

During the second half of 2003, Sprint invested in marketable debt securities in the amount of $500 million. Interest on these investments is reinvested and recognized in “Other income (expense), net” in the Consolidated Statements of Operations. Sprint recognized approximately $3 million of interest income on these investments in 2003. Accumulated unrealized holding gains were immaterial as of December 31, 2003. At December 31, 2003, investments in marketable debt securities totaled $503 million of which $125 million was included in “Current assets—Other” and $177 million was included in “Other assets” on the Consolidated Balance Sheets. The remaining $201 million have original or remaining maturities at purchase of less than 90 days and were included in “Cash and equivalents.” Sprint did not have any marketable debt securities as of December 31, 2002.

Investments in Equity Securities

The cost of investments in marketable equity securities, primarily made up of EarthLink common stock, was $134 million and $95 million at year-end 2003 and 2002, respectively. Accumulated unrealized holding gains were $38 million (net of $23 million tax) at year-end 2003. Comparatively, at year-end 2002, the accumulated unrealized holding losses were $12 million (net of $8 million tax) and accumulated unrealized holding gains were $6 million (net of $4 million tax). Both gains and losses were included in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets.

At year-end 2003, Sprint held 18.9 million shares of EarthLink common stock, which were reflected in “Other assets” on the Consolidated Balance Sheets. These shares were hedged with variable prepaid forward contracts, maturing from November 2004 to November 2005.

In the 2003 second quarter, Sprint sold 10.8 million EarthLink common shares for $66 million. Shares were sold both to EarthLink, Inc. and in the open market. Sprint recognized a $3 million loss on the sales.

In the 2001 third quarter, Sprint sold 18.4 million of its common shares in EarthLink for $228 million. The net loss on the sale was $25 million and was included in “Other income (expense), net” in Sprint’s Consolidated Statements of Operations.

Cost Method Investments

At December 31, 2003, Sprint no longer carried any cost method investment related to EarthLink preferred shares. In the 2003 second quarter, Sprint converted its remaining cost method investment in EarthLink preferred shares into 18 million shares of EarthLink common stock. EarthLink common stock is a marketable equity security.

At December 31, 2002, Sprint’s cost method investment in EarthLink preferred shares of $116 million was included in “Other assets” on the Consolidated Balance Sheets. In the 2002 second quarter, Sprint completed an analysis of the valuation of this investment, which resulted in a write-down of $241 million to market value. This charge was included in “Other income (expense), net” in Sprint’s Consolidated Statements of Operations.

During 2002, Sprint converted 9 million shares of EarthLink preferred stock into 8.8 million shares of EarthLink common stock.

In 2001, Sprint converted 9.3 million shares of EarthLink preferred stock into 8.9 million shares of EarthLink common stock.

Equity Method Investments

At year-end 2003 and 2002, investments accounted for using the equity method consisted primarily of the PCS Group’s investment in Virgin Mobile, USA. At year-end 2001, investments accounted for using the equity method included the PCS Group’s investments in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), SVC BidCo L.P. (BidCo), and Virgin Mobile, USA, as well as the FON Group’s investments in EarthLink and Intelig Telecommunicacoes, Ltda. (Intelig). These investments were reflected in “Other assets” on the Consolidated Balance Sheets. Certain other equity method investments are carried at zero value.

Virgin Mobile, USA

Sprint’s investment in Virgin Mobile, USA was $41 million at year-end 2003 and $101 million at year-end 2002. Sprint determined that Virgin Mobile, USA is not a variable interest entity and therefore carries it as an equity investment.

This joint venture with the Virgin Group was originally entered into in the 2001 fourth quarter. Virgin Mobile, USA launched services in June 2002. In the 2002 second quarter, Sprint entered into a new agreement with Virgin Group for funding of Virgin Mobile, USA. Under the terms of the agreement, Sprint agreed to fund up to $150 million, with the majority in the form of discounted network services and the remainder in cash, and the Virgin Group agreed to fund up to $150 million in cash. As of December 31, 2003, Sprint satisfied 100% of this cash funding commitment and approximately 70% of the network services contribution. Additionally, in the 2003 third quarter, Sprint’s board of directors authorized additional cash funding for the joint venture in the amount of $30 million, of which $20 million had been provided to the joint venture as of December 31, 2003.

Finally, in the 2003 third quarter, a Sprint subsidiary agreed to guarantee a $20 million term-loan facility entered into by Virgin Mobile, USA to fund working capital needs. The facility expires on December 31, 2004. If required to perform, Sprint would acquire Virgin Mobile, USA’s subscriber base. The fair value of this guarantee was recorded in “Noncurrent liabilities—Other” on the Consolidated Balance Sheets in the amount of $5 million.

BidCo

During 2002, the PCS Group’s investment in BidCo was dissolved. In the 2002 fourth quarter, Sprint received $5 million, its final share of the FCC’s return of deposit for licenses in the NextWave spectrum auction after receiving $38 million in the 2002 second quarter representing its 85% share of the deposit for licenses. At dissolution a $5 million loss was recognized.

Pegaso

In the 2002 third quarter, the PCS Group sold its investment in Pegaso to Telefonica Moviles. Sprint also reached an agreement with Pegaso and the other shareholders of Pegaso for payment in connection with the cancellation of Sprint’s Services Contract. Sprint’s book investment in Pegaso was zero due to previous recognition of its share of losses. Sprint received $28 million from Telefonica Moviles in the third quarter, and in October 2002 received an additional final payment, net of foreign withholding tax, of $35 million for its investment in Pegaso.

Other investments

In the 2002 fourth quarter, Sprint liquidated a partnership and received cash proceeds of $148 million. Associated with this transaction, Sprint extinguished a $150 million borrowing from the partnership. Sprint recorded a $1 million loss on the investment.

In the 2002 second quarter, Call-Net, a Canadian long-distance provider, finalized a comprehensive recapitalization proposal that altered the FON Group’s existing ownership in this investment, which has been carried at zero value since the 2000 fourth quarter. Sprint invested approximately $16 million in new Call-Net shares as part of this recapitalization. Since this is an equity method investment, Sprint recognized previously unrecognized losses in the amount of this additional investment. Additionally, Sprint and Call-Net agreed to a new ten year branding and technology services agreement for which Sprint receives royalties.

In the 2001 third quarter, Sprint completed an analysis of the valuation of its investment in Intelig that resulted in a $157 million write-down. This charge was included in “Other income (expense), net” in Sprint’s Consolidated Statement of Operations.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

	2003	2002	2001

	(millions)
Results of operations
Net operating revenues	$831	$674	$1,181

Operating income (loss)	$(277)	$(303)	$(1,185)

Net income (loss)	$(253)	$(468)	$(1,593)

Financial position
Current assets	$260	$166	$835
Noncurrent assets	479	458	2,102

Total	$739	$624	$2,937

Current liabilities	$301	$162	$818
Noncurrent liabilities	328	325	2,251
Partners’ capital	289	130	—
Owners’ equity	(179)	7	(132)

Total	$739	$624	$2,937

3. Financial Instruments

Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. These amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2003. Therefore, estimates of fair value after year-end 2003 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of Sprint’s financial instruments at year-end were as follows:

	2003
	Carrying Amount	Estimated Fair Value

	(millions)
Cash and equivalents	$2,424	$2,424
Investments in securities	497	497
Japanese yen(1)	160	160
Total debt	17,435	19,153
Equity units(2)	1,738	490
Redeemable preferred stock	247	222

	2002
	Carrying Amount	Estimated Fair Value

	(millions)
Cash and equivalents	$1,035	$1,035
Investments in securities	201	182
Japanese yen(1)	157	157
Total debt	20,292	19,242
Equity units(2)	1,756	504
Redeemable preferred stock	256	206

(1)	Yen are held on deposit to satisfy certain capital lease obligations. See Note 8 for additional information.

(2)	Equity units include senior notes of $1.725 billion and the purchase contract adjustment payment liability of $13 million in 2003 and $31 million in 2002. See Note 9 for more information on equity units.

The carrying amounts of Sprint’s cash and equivalents approximate fair value at year-end 2003 and 2002. The estimated fair value of investments in securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of equity units was based on quoted market prices. The estimated fair value of all other issues was based on either the Black-Scholes pricing model, the present value of estimated future cash flows using a discount rate based on the risks involved or quoted market prices when available.

Accounting for Derivative Instruments

Accounting Standard

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities became effective for Sprint on January 1, 2001 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in fair value of derivatives designated as cash flow hedges are recorded in Other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

Risk Management Policies

Sprint’s derivative instruments include interest rate swaps, stock warrants, variable prepaid forward contracts, credit forward contracts, and foreign currency forward contracts. Sprint’s derivative transactions are used principally for hedging purposes and comply with board-approved policies. Senior finance management receives frequent status updates of all outstanding derivative positions.

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint’s fixed-rate debt to a floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed rate.

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

Sprint’s foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint’s primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint’s domestic customers and the operation of its international subsidiaries.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. Sprint held both cash flow hedges and fair value hedges in interest rate swaps for some of the periods presented. Sprint held only fair value hedges during 2003.

Sprint recorded a $26 million asset in 2003 resulting from changes in the fair value of the interest rate swaps. The increase in value for these swaps has been recorded in “Other assets” on the Consolidated Balance Sheets. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying “Long-term debt.”

In 2001, upon adoption of SFAS No. 133, Sprint recorded a cumulative reduction in Other comprehensive income (loss) of $9 million. This reduction results from recognizing the fair value of interest rate swap cash flow hedges and is recorded in “Cumulative effect of change in accounting principle” in the Consolidated Statements of Comprehensive Income (Loss). The net derivative losses included in Accumulated other comprehensive income (loss) as of December 31, 2001 were reclassified into earnings as they matured during 2002.

Sprint recorded a $12 million pre-tax increase to Other comprehensive income (loss) for the year ended December 31, 2002, resulting from gains on cash flow hedges. The change in Other comprehensive income (loss) is included in “Net unrealized gains (losses) on qualifying cash flow hedges” on the Consolidated Statements of Comprehensive Income (Loss).

Sprint recorded a $4 million reduction in Other comprehensive income (loss) for the year ended December 31, 2001, as a result of losses on cash flow hedges.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint’s net derivative losses on stock warrants were less than $1 million in 2003.

Sprint recorded net derivative losses in earnings of $3 million after tax for the year ended December 31, 2002 due to changes in the fair value of the stock warrants.

Sprint recorded net derivative gains in earnings of $2 million after tax for the year ended December 31, 2001 due to changes in the fair value of the stock warrants.

In 2001, upon adoption of SFAS No. 133, Sprint recorded a cumulative adjustment to net income of $2 million (net of tax of $1 million). The $2 million cumulative adjustment was due to recognizing the fair value of the stock warrants that are not designated as hedging instruments and is recorded in “Cumulative effect of changes in accounting principles, net” in the Consolidated Statements of Operations.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges.

Sprint recorded a $37 million after tax decrease for the year ended December 31, 2003 in Other comprehensive income (loss), and a $17 million after tax increase for the year ended December 31, 2002 resulting from gains and losses on these cash flow hedges. There were no net purchased equity options held for the year ended December 31, 2001. The changes in Other comprehensive income (loss) are included in “Net unrealized gains (losses) on qualifying cash flow hedges” on the Consolidated Statements of Comprehensive Income (Loss).

Credit Forward Contracts

Sprint held fair value hedges in credit forward contracts during 2003 and 2002 to hedge changes in fair value of certain debt issues. As there is a high correlation between the credit forward contracts and the debt issues being hedged, fluctuations in the value of the credit forward contracts are generally offset by changes in the fair value of the debt issues. A nominal amount was recorded in 2003 and 2002 on this hedge in the Consolidated Statements of Operations. In 2003, the credit forward contracts were settled.

Foreign Currency Contracts

Foreign currency forward contracts held during the period were not designated as hedges as defined in SFAS No. 133, and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint had outstanding open forward contracts to buy various foreign currencies of $2 million at year-end 2003, $2 million at year-end 2002, and $3 million at year-end 2001. The forward contracts open at year-end 2003, 2002, and 2001 all had original maturities of six months or less. The net gain or loss recorded to reflect the fair value of these contracts is recorded in the period incurred. Including hedge costs and the underlying gains and losses, net losses of $2 million, $0.3 million and $0.8 million were recorded in 2003, 2002 and 2001.

Concentrations of Credit Risk

Sprint’s accounts receivable are not subject to any concentration of credit risk. Sprint controls credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits and internal monitoring procedures. In the event of nonperformance by the counterparties, Sprint’s accounting loss would be limited to the net amount it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint does not anticipate nonperformance by any of the counterparties to these agreements.

4. Asset Retirement Obligations

Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of those assets. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1) a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost should be capitalized by increasing the carrying amount of the related long-lived asset.

Sprint’s network is primarily located on owned and leased property and utility easements. In the FON Group, a majority of the leased property has no requirement for remediation at retirement. The remainder of the FON Group’s leased property and predominately all of the PCS Group’s leased property does have potential remediation obligations. Sprint expects to maintain the property as a necessary component of infrastructure required to maintain FCC licensing. In calculating the required ARO liability, Sprint evaluated the extent of remediation that may be requested by lessors and the associated costs, the likelihood or probability that lessors will require remediation under the lease agreements, and the timing in which remediation may occur. The resultant estimate of the ultimate disposition of those requirements was immaterial both at adoption of this standard on January 1, 2003, and on the 2003 depreciation and accretion expense.

Adoption of SFAS No. 143 affected the cost of removal historically recorded by the FON Group’s local division. Consistent with regulatory requirements and industry practice, the local division historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, the FON Group recorded a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit of $258 million, net of tax, in the Consolidated Statements of Operations. The impact of this accounting change on Income (loss) from continuing operations was a decrease to the FON Group’s 2003 depreciation expense of approximately $40 million and an increase to 2003 expenses incurred for removal costs of approximately $20 million recognized as incurred over the year.

The following table illustrates the effect on the FON Group’s Net income (loss) had Sprint applied SFAS No. 143 in 2002 and 2001:

Years ended December 31,	2003	2002	2001

	(millions, except per share amounts)
Net income (loss), as reported	$1,876	$1,208	$(147)
Deduct: Cumulative effect of change in accounting principle, net of related tax effects	(258)	—	—
Add: Historically accrued cost of removal included in depreciation reserves, less cash removal expenses, net of related tax effects	—	10	10

Adjusted net income (loss)	1,618	1,218	(137)
Preferred stock dividends received	8	7	7

Adjusted earnings (loss) applicable to common stock	$1,626	$1,225	$(130)

Diluted and basic earnings (loss) per share
Net income (loss), as reported	$2.09	$1.36	$(0.16)
Deduct: Cumulative effect of change in accounting principle, net of related tax effects	(0.29)	—	—
Add: Historically accrued cost of removal included in depreciation reserves, less cash removal expenses, net of related tax effects	—	0.01	0.01

Adjusted diluted and basic earnings (loss) per share	$1.80	$1.37	$(0.15)

Diluted weighted average shares outstanding	903.2	893.3	886.8

Basic weighted average shares outstanding	900.9	892.1	886.8

5. Restructuring and Asset Impairments

Restructuring Activity

In the 2003 fourth quarter, Sprint recognized charges from the organizational redesign initiatives. The restructuring was a company wide effort to create a more customer focused organization (Sprint Transformation). This decision resulted in pre-tax charges of $59 million in the 2003 fourth quarter consisting entirely of severance costs associated with work force reductions. In connection with the transformation, Sprint expects the aggregate pre-tax charge to be approximately $80 million. Additional charges for employee termination costs will be recorded in subsequent periods and will impact all of Sprint’s divisions. The severance charges are associated with the involuntary separation of approximately 2,000 employees. As of December 31, 2003, approximately 800 of the employee separations had been completed.

In the 2003 fourth quarter, the PCS Group announced the termination of the development of a new billing platform (PCS Billing Platform Termination). These decisions resulted in pre-tax charges of $351 million in the 2003 fourth quarter. The charge for asset impairments was $339 million and the remaining $12 million was accrued for other contractual obligations.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business. Restructurings of other global markets division operations also occurred in the continuing effort to create a more efficient cost structure (Global Markets Web Hosting Wind-down). These decisions resulted in pre-tax charges of $348 million in the 2003 second quarter, $2 million in the 2003 third quarter and $26 million in the 2003 fourth quarter. The charge for asset impairments was $316 million, the charge for employee terminations was $15 million and the remaining $45 million was accrued for facility lease terminations. In connection with the wind-down of the web hosting business, Sprint will record additional charges for facility lease terminations, customer migration, employee termination, and other wind-down costs in subsequent periods. The severance charges are associated with the involuntary employee separation of approximately 600 employees. As of December 31, 2003, approximately 350 of the employee separations had been completed. Sprint expects the aggregate pre-tax charge to be approximately $440 million. Sprint expects to pay the majority of severance and other exit costs in the next nine months.

In the 2002 fourth quarter, Sprint announced a consolidation in its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as in other areas of Sprint, in the on-going effort to streamline operations and maintain a competitive cost structure (One Sprint Consolidation). These decisions resulted in a $146 million pre-tax charge consisting of severance costs associated with work force reductions totaling $58 million, and the remaining $88 million accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge is associated with the involuntary employee separation of approximately 2,100 employees. In the 2003 fourth quarter, Sprint completed an analysis to true up original estimates, and that analysis resulted in a $12 million reduction of liabilities. The remaining commitment has been reclassified as other current and non-current liabilities.

In the 2002 fourth quarter, the PCS Group announced it would reduce operating expenses through a work force reduction (PCS Consolidation). This action, which was undertaken to create a more competitive cost structure for the business, resulted in a $43 million pre-tax charge. The charge for severance costs totaled $25 million, and the remaining $18 million was accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge was associated with the involuntary employee separation of approximately 1,600 employees. In the 2003 fourth quarter, Sprint completed an analysis to true up original estimates, and that analysis resulted in a $5 million reduction of liabilities. The remaining commitment has been reclassified as other current and non-current liabilities.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions’ web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating E|Solutions’ customer service operations into Network Services. Additionally, Sprint announced that its global markets division would discontinue offering and internally supporting facilities-based Digital Subscriber Line (DSL) services to customers (collectively, the Global Markets Consolidation). These decisions resulted in a $202 million pre-tax charge. The charge for asset impairments was $142 million, severance costs totaled $22 million, and the remaining $38 million was accrued for other exit costs associated with the termination of real estate leases and other contractual obligations. The severance charge was associated with the involuntary employee separation of approximately 1,100 employees. In the 2003 fourth quarter, Sprint completed an analysis to true up original estimates, and that analysis resulted in an $18 million reduction associated with the asset impairment charge and a $15 million reduction of liabilities. The remaining commitment has been reclassified as other current liabilities.

In the 2002 first quarter, the PCS Group announced plans to close five PCS customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units (PCS Customer Service Center Closures). These decisions resulted in a $23 million pre-tax charge. The charge for severance costs was $13 million with the remaining $10 million being for other exit costs, primarily for the termination of real estate leases. The severance charge was associated with the involuntary employee separation of approximately 2,600 employees. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2002 first quarter. This analysis resulted in a $6 million reduction of liabilities. The remaining commitment has been reclassified as other current liabilities.

In the 2001 fourth quarter, Sprint terminated its efforts to provide its Sprint ION consumer and business offerings and announced plans to reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining corporate support functions (Sprint ION Termination). These decisions resulted in a $1,813 million pre-tax charge. The charge for asset impairments was $1,327 million, severance costs totaled $231 million, and the remaining $256 million was accrued for other exit costs including termination of supplier agreements, real estate leases, and other contractual obligations. The severance charge was associated with the involuntary employee separation of approximately 6,000 employees. In the 2002 third quarter, Sprint performed an analysis of the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in a reserve reduction in the 2002 third quarter of $42 million and a $34 million reduction associated with the asset impairment charge. In the 2003 fourth quarter, Sprint completed an analysis to finalize the revised estimates, and that analysis resulted in a $20 million reduction of liabilities. The remaining commitment has been reclassified as other current and non-current liabilities.

This activity is summarized as follows:

		2003 Activity
	December 31, 2002 Liability Balance	Total Restructuring Charge	Cash Payments	Non-cash/ Adjustments	Write-offs/ Expense	Reclass to Other Liabilities	December 31, 2003 Liability Balance

	(millions)
Restructuring Events—2003
Global Markets Web Hosting Wind-down
Severance	$—	$15	$9	$—	$—	$—	$6
Other exit costs	—	45	—	—	—	—	45
Sprint Transformation
Severance	—	59	5	—	—	—	54
PCS Billing Platform Termination
Other exit costs	—	12	—	—	—	—	12

Restructuring Events—2002
One Sprint Consolidation
Severance	58	—	50	—	8	16	—
Other exit costs	51	—	7	—	(20)	24	—
PCS Consolidation
Severance	22	—	21	—	(1)	—	—
Other exit costs	16	—	4	(3)	(4)	5	—
Global Markets Consolidation
Severance	8	—	8	—	—	—	—
Other exit costs	30	—	9	—	(15)	6	—
PCS Customer Service Center Closures
Other exit costs	2	—	1	—	—	1	—

Restructuring Events—2001
Sprint ION Termination
Severance	43	—	21	—	(16)	6	—
Other exit costs	47	—	17	(9)	(4)	17	—

Total	$277	$131	$152	$(12)	$(52)	$75	$117

		2002 Activity
	December 31, 2001 Liability Balance	Total Restructuring Charge	Cash Payments	Non-cash/ Adjustments	December 31, 2002 Liability Balance

	(millions)
Restructuring Events—2002
One Sprint Consolidation
Severance	$—	$58	$—	$—	$58
Other exit costs	—	88	—	(37)	51
PCS Consolidation
Severance	—	25	3	—	22
Other exit costs	—	18	—	(2)	16
Global Markets Consolidation
Severance	—	22	14	—	8
Other exit costs	—	38	8	—	30
PCS Customer Service Center Closures
Severance	—	13	13	—	—
Other exit costs	—	10	2	(6)	2

Restructuring Events—2001
Sprint ION Termination
Severance	160	—	136	19	43
Other exit costs	230	—	112	(71)	47

Total	$390	$272	$288	$(97)	$277

In 2001, activity related to the Sprint ION Termination restructuring included severance cash expenditures of $31 million, additional pension obligations of $40 million, other exit costs expenditures of $7 million and $19 million of non-cash other exit costs.

Other Asset Impairments

In the 2003 third quarter, the FON Group’s global markets division recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down to fair value of its MMDS spectrum. Sprint’s ongoing evaluation of its business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required an impairment analysis of the asset. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

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

6. Goodwill and Other Intangible Assets

Sprint adopted SFAS No. 142, on January 1, 2002. This standard prescribes the accounting treatment for both identifiable intangibles and goodwill after initial recognition. Upon adoption of the standard, amortization of goodwill and indefinite life intangibles ceased and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. Periodic impairment testing of these assets is now required. Definite life intangibles continue to be amortized over their useful lives. Sprint identified spectrum licenses, which include related microwave relocation costs, and its trademark as indefinite life intangibles.

In the 2003 third quarter, the FON Group’s global markets division recorded a pre-tax, non-cash charge of $1.2 billion to asset impairment expense related to the write-down to fair value of its MMDS spectrum. Sprint’s ongoing evaluation of its business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required an impairment analysis of the asset using comparable market prices. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

Goodwill and all other indefinite life intangibles were tested for impairment in the 2003 fourth quarter. No impairment existed.

The following pro forma table adjusts net income (loss) and basic and diluted earnings (loss) per share in 2001 to exclude amortization, net of any related tax effects, of goodwill and indefinite lived intangibles.

	Sprint Corporation			FON Group			PCS Group
Years Ended December 31,	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(millions, except per share amounts)
Reported net income (loss)	$1,215	$630	$(1,401)	$1,876	$1,208	$(147)	$(661)	$(578)	$(1,254)
Add back:
Goodwill amortization	—	—	126	—	—	1	—	—	125
Spectrum licenses amortization	—	—	69	—	—	16	—	—	53

Adjusted net income (loss)	1,215	630	(1,206)	1,876	1,208	(130)	(661)	(578)	(1,076)
Preferred stock dividends (paid) received	(7)	(7)	(7)	8	7	7	(15)	(14)	(14)

Adjusted earnings (loss) applicable to common stock	$1,208	$623	$(1,213)	$1,884	$1,215	$(123)	$(676)	$(592)	$(1,090)

Diluted earnings (loss) per share
Reported diluted earnings (loss) per share				$2.09	$1.36	$(0.16)	$(0.66)	$(0.58)	$(1.28)
Add back:
Goodwill amortization				—	—	—	—	—	0.13
Spectrum licenses amortization				—	—	0.02	—	—	0.05

Adjusted diluted earnings (loss) per share				$2.09	$1.36	$(0.14)	$(0.66)	$(0.58)	$(1.10)

Diluted weighted average shares outstanding				903.2	893.3	886.8	1,028.7	1,015.8	989.7

Basic earnings (loss) per share
Reported basic earnings (loss) per share				$2.09	$1.36	$(0.16)	$(0.66)	$(0.58)	$(1.28)
Add back:
Goodwill amortization				—	—	—	—	—	0.13
Spectrum licenses amortization				—	—	0.02	—	—	0.05

Adjusted basic earnings (loss) per share				$2.09	$1.36	$(0.14)	$(0.66)	$(0.58)	$(1.10)

Basic weighted average shares outstanding				900.9	892.1	886.8	1,028.7	1,015.8	989.7

7. Short-term Borrowings and Current Maturities of Long-term Debt

Sprint’s consolidated short-term borrowings and current maturities of long-term debt at year-end were as follows:

	2003			2002
	FON Group	PCS Group	Consolidated	FON Group	PCS Group	Consolidated

	(millions)
Current maturities of long-term debt	$190	$404	$594	$779	$653	$1,432
Short-term borrowings
Trade receivables securitization(1)	—	—	—	455	—	455

Short-term borrowings and current maturities of long-term debt	$190	$404	$594	$1,234	$653	$1,887

Current maturities of intergroup debt(2)	$(1,072)	$1,072	$—	$—	$—	$—

(1)	These borrowings were incurred under a financing agreement entered into in 2002. To secure repayment of the loans, the lenders were granted a security interest in certain FON Group trade accounts receivable. Sprint’s weighted average interest rate related to these borrowings was 2.5% for the year-ended 2002.

(2)	As a result of FON Group’s repayment of senior notes, the allocated debt is reflected as intergroup debt and is eliminated on the Consolidated Balance Sheet.

At year-end 2003, there was $1.1 billion of current maturities of intergroup debt on the PCS Group balance sheet. This is comprised of the senior notes purchased by the FON Group in the first and third quarters of 2003. As a result of the FON Group’s prepayment of the notes the allocated debt is reflected as intergroup debt on the PCS Group balance sheet. The intergroup debt is eliminated on the Consolidated Balance Sheet.

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

In March 2003, Sprint completed a tender offer to purchase $442 million principal amount of current senior notes before their scheduled maturity. The notes had an interest rate of 5.7% and a maturity date of November 15, 2003. A premium of $6 million was paid as part of the tender offer. The notes were allocated to the PCS Group and reflected as long-term debt. The PCS Group paid $36 million of the total to the FON Group in the 2003 fourth quarter and is scheduled to pay the remaining $406 million in the 2004 second quarter.

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. These notes were allocated to the PCS Group and were reflected as long-term debt at the time of the tender offer. PCS is scheduled to repay the FON Group for this borrowing in the 2004 second quarter. At year-end 2003, the allocated debt is reflected as current maturities of intergroup debt on the PCS Group balance sheet. See further discussion in Note 8.

In February 2003, Sprint prepaid the $455 million balance outstanding relating to the global markets division accounts receivable asset securitization facility.

At year-end 2003, Sprint had total unused lines of credit of $2.2 billion. In addition, Sprint had standby letters of credit serving as backup to various obligations of approximately $134 million at year-end 2003.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Sprint could borrow up to an additional $6.7 billion at year-end 2003 under the most restrictive of its debt covenants. The most restrictive covenant is contained in the new revolving credit facility, which is referenced in Exhibit 10(c) to this Annual Report on Form 10-K, and limits debt, as defined in the agreement, to a multiple of income, adjusted for various items as set forth in the agreement. The same restrictive covenant is contained in the PCS Group and the global markets division accounts receivable asset securitization facilities. Sprint is currently in compliance with all debt covenants associated with its borrowings.

8. Long-term Debt and Capital Lease Obligations

Sprint’s consolidated long-term debt and capital lease obligations at year-end was as follows:

		2003			2002
	Maturing	FON Group	PCS Group	Consolidated	FON Group	PCS Group	Consolidated

	(millions)
Senior notes
5.7% to 9.5%(1)	2003 to 2032	$1,524	$14,367	$15,891	$1,709	$16,032	$17,741
Debentures and notes
6.8% to 9.3%	2003 to 2022	450	—	450	500	—	500
First mortgage bonds
6.3% to 9.8%	2003 to 2025	666	—	666	866	—	866
Capital lease obligations
1.4% to 11.2%	2003 to 2008	43	251	294	49	290	339
Other	2003 to 2006	134	—	134	391	—	391

		2,817	14,618	17,435	3,515	16,322	19,837
Current maturities of long-term debt		(190)	(404)	(594)	(779)	(653)	(1,432)
Long-term intergroup debt(2)		—	—	—	406	(406)	—

Long-term debt and capital lease obligations		$2,627	$14,214	$16,841	$3,142	$15,263	$18,405

(1)	These borrowings were incurred by Sprint and allocated to the applicable group. Sprint’s weighted average effective interest rate related to these borrowings was 7.2% for the year-ended 2003 and 7.3% for the year-ended 2002. The 2003 effective interest rate includes the effect of interest rate swap agreements. See Note 3 for more details regarding interest rate swaps. The weighted average effective interest rate related to the borrowings allocated to the PCS Group was approximately 9.0% for the year-ended 2003 and 9.1% for the year-ended 2002. See Note 1 for a more detailed description of how Sprint allocates financing to each of the groups.

(2)	As a result of FON Group’s prepayment of senior notes, the allocated debt is reflected as intergroup debt and is eliminated on the Consolidated Balance Sheet.

Scheduled principal payments during each of the next five years are as follows:

	Sprint FON Group	Sprint PCS Group	Consolidated

	(millions)
2004	$190	$404	$594
2005	258	1,028	1,286
2006	9	849	858
2007	1,021	750	1,771
2008	308	1,255	1,563

Included in the above schedule are payments to be made in connection with various capital lease obligations. A substantial portion of the capital lease payments will be in Japanese yen and Sprint already satisfied this obligation by depositing the present value of the future yen payment obligations at various banks. These amounts are included on the Consolidated Balance Sheet in “Other Assets.” Based on December 31, 2003 outstanding balances, total Japanese capital lease payments included in the above schedule are $28 million in 2004, $60 million in 2005, $104 million in 2006, and $6 million in 2007.

In the 2003 third quarter, Sprint repaid, before scheduled maturities, $84 million of its local division’s first mortgage bonds. These bonds had interest rates ranging from 9.1% to 9.3% and maturity dates ranging from 2019 to 2021. Sprint recorded a premium of $5 million associated with this repayment.

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. The notes had an interest rate of 5.9% and a maturity date of May 1, 2004. A premium of $13 million was paid as part of the tender offer. The notes were allocated to the PCS Group and reflected as long-term debt at the time of the tender offer. As a result of the FON Group’s repayment of the notes, the allocated debt was reflected as intergroup debt on the PCS Group balance sheet. The notes are scheduled to be paid to the FON Group in the 2004 second quarter. At year-end 2003, the allocated debt is reflected as current maturities of intergroup debt on the PCS Group balance sheet. The intergroup debt is eliminated on the Consolidated Balance Sheet.

In December 2002, Sprint repaid $150 million of notes payable relating to a revolving credit facility. Sprint made a $150 million investment in the entity that provided this credit at the time it was formed in 1997. Sprint liquidated this investment and received a cash distribution approximating its original investment.

In December 2002, Sprint repaid, before scheduled maturities, $67 million of its long-term unsecured debt allocated to the FON Group. These borrowings had interest rates ranging from 6.0% to 7.1% and maturities ranging from 2006 to 2008. This resulted in a discount of $4 million for Sprint.

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

In the 2001 fourth quarter, Sprint redeemed, before scheduled maturities, $558 million of senior notes and senior discount notes of the PCS Group. These notes had interest rates ranging from 11.0% to 12.5%. This resulted in a discount for Sprint of $6 million and a charge to “Other income (expense), net” of $7 million related to the recognition of deferred debt costs.

In the 2001 first quarter, Sprint repaid, before scheduled maturities, $18 million of first mortgage bonds allocated to the FON Group. These bonds had an interest rate of 9.9%. This resulted in a charge to “Other income (expense), net” of $1 million related to the recognition of deferred debt costs.

In the 2001 first quarter, Sprint issued $2.4 billion of debt securities. These borrowings have interest rates ranging from 7.1% to 7.6% and mature in 2006 and 2011. The proceeds were allocated to the PCS Group and used to repay debt and to fund capital investments and working capital requirements.

Other

Substantially all of Sprint’s senior notes, including the senior notes issued in connection with Sprint’s equity units, have been issued by Sprint Capital Corporation, a wholly-owned finance subsidiary, and have been fully and unconditionally guaranteed by Sprint, the parent corporation.

The indentures and financing agreements of certain other subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $551 million of those subsidiaries’ $3.0 billion total retained earnings were restricted at year-end 2003. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

At December 2003, $960 million of debt outstanding represents first mortgage debt and other capital lease obligations and is secured by $15.5 billion of gross property, plant and equipment.

Sprint has complied with all restrictive and financial covenants relating to its debt arrangements at year-end 2003.

9. Equity Unit Notes

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses. The proceeds were allocated to the PCS Group and used to repay debt and to fund capital investments and working capital requirements.

Each equity unit initially consists of a corporate unit. Each corporate unit consists of a purchase contract and $25 principal amount of senior notes (Notes) of Sprint’s wholly owned subsidiary, Sprint Capital Corporation. The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The holder of the equity unit owns the underlying Notes or treasury portfolio, but pledges the Notes or portfolio to Sprint to secure its obligations under the purchase contract.

Purchase Contract

As a component of the equity unit, the purchase contract obligates the holder to purchase, and obligates Sprint to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock ranging from approximately 58 million to 70 million shares depending on the market price of PCS common stock. At December 31, 2003 market prices, Sprint would be obligated to issue the maximum number of shares. Sprint will make quarterly contract adjustment payments of 1.125% on the $25 stated amount per year until the purchase contract is settled, although it has the right to defer these payments until August 17, 2004. The fair value of this obligation is classified as an other liability on the Consolidated Balance Sheets.

These contingently issuable shares have not been included in the diluted earnings per share calculation because their effect is currently antidilutive.

Notes

The Notes initially bear interest, payable quarterly in arrears, at the rate of 6% per annum. Sprint is obligated to remarket the Notes in 2004, at which time the interest rate will be reset. The Notes mature August 17, 2006. In the event of a failed remarketing, Sprint will exercise its rights as a secured party on the Notes, which are pledged to Sprint as collateral for the purchase contracts. No use of working capital would be required to retire the Notes in this event. The Notes are classified as long-term on the Consolidated Balance Sheets.

The corporate units are listed on the New York Stock Exchange under the symbol “SDE.”

10. Redeemable Preferred Stock

The redeemable preferred stock outstanding, at year-end, is as follows:

	2003	2002

	(millions, except per share and share data)
Seventh series preferred stock—stated value $1,000 per share, 246,766 shares, voting, cumulative $6.73 quarterly dividend rate	$247	$246
Fifth series preferred stock—stated value $100,000 per share, 0 and 95 shares—voting, cumulative 6% annual dividend rate	—	10

	$247	$256

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

Fifth Series Preferred Stock

Sprint’s Fifth series preferred stock were redeemed in full in 2003. Sprint and the holder of the Fifth series preferred stock agreed that Sprint would repurchase the outstanding shares on March 14, 2003 for the repurchase price of $100,000 per share plus accrued dividends.

11. Common Stock

In the first quarter of 2003 France Telecom converted 34.4 million shares of Series 3 PCS common stock into shares of Series 1 PCS common stock. At the same time, FT converted 21.6 million shares of PCS common stock underlying Class A FT common stock into Series 1 PCS common stock.

Upon the issuance of the PCS shares underlying the Class A FT common stock, there were no more underlying shares of PCS or FON stock. The par value of the Class A FT common stock was automatically reduced to $0.00 per share from $0.50 per share.

According to an amended Schedule 13D filed by FT with the SEC, it sold its shares of Series 1 PCS common stock in June 2003. In the fourth quarter of 2003, the Class A FT shares were cancelled. As a result, neither France Telecom nor Deutsche Telekom own any shares of Class A common stock, PCS common stock or FON common stock.

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

Classes of Common Stock

Series 1 FON common stock—Designated for general public—At the end of 2003, authorized shares totaled 2.5 billion, issued and outstanding shares totaled 904.3 million.

Series 1 PCS common stock—Designated for general public—At the end of 2003, authorized shares totaled 3.0 billion, issued and outstanding shares totaled 848.0 million.

Series 2 FON common stock—Designated for Cable Partners—At the end of 2003, authorized shares totaled 500 million. There have been no shares issued.

Series 2 PCS common stock—Designated for Cable Partners—At the end of 2003, authorized shares totaled 1.0 billion, issued and outstanding shares totaled 187.4 million.

Common Stock Reserved for Future Grants

At year-end 2003, common stock reserved for future grants under stock option plans and the employees stock purchase plan or for future issuances under various other arrangements was as follows:

Sprint FON Group

Shares

(millions)
Employees Stock Purchase Plan	13.1
Employee savings plans	15.7
Automatic Dividend Reinvestment Plan	2.3
Officer and key employees’ and directors’ stock options	23.4
Other	3.4

57.9

Sprint PCS Group

Shares

(millions)
Employees Stock Purchase Plan	32.8
Employee savings plans	19.8
Officer and key employees’ and directors’ stock options	40.0
Conversion of preferred stock and other	19.0
Purchase contract underlying Equity Unit Notes	70.4

182.0

Shareholder Rights Plan

Under Sprint’s Shareholder Rights Plan, one half of a preferred stock purchase right is attached to each share of FON stock and PCS stock. The rights may be redeemed by Sprint at $0.01 per right and will expire in June 2007, unless extended. The rights are exercisable only if certain takeover events occur and are entitled to the following:

•	Each FON stock right entitles the holder to purchase 1/1,000 of a share (Unit) of a no par Preferred Stock-Sixth Series at $275 per Unit.

•	Each PCS stock right entitles the holder to purchase a Unit of a no par Preferred Stock-Eighth Series at $150 per Unit.

Preferred Stock-Sixth Series is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 2,000 times the total per share amount of all FON common stock dividends. Preferred Stock-Eighth Series has the same features as the Sixth Series, but applies to PCS shares. No Preferred Stock-Sixth Series or Preferred Stock-Eighth Series were issued or outstanding at year-end 2003 or 2002.

12. Stock-based Compensation

Effective January 1, 2003, Sprint adopted SFAS No. 123 as amended by SFAS No. 148 using the prospective method. Upon adoption Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003.

During 2003, the FON Group paid $10 million to the PCS Group to compensate for the net amount of PCS stock-based compensation granted to FON Group employees less FON stock-based compensation granted to PCS Group employees. The FON Group paid the PCS Group $73 million in 2002 and $160 million in 2001 for stock-based compensation. The value paid for stock-based compensation is determined at the time of the grants.

During 2000, the Sprint board of directors approved an Exchange Program to give Sprint employees an election to cancel stock options granted to them in 2000 in exchange for an equal number of new options to be granted in the future with generally more extended vesting schedules. No members of Sprint’s board of directors were eligible for the Exchange Program. Under the terms of the Exchange Program, 16.2 million FON options and 13.1 million PCS options were cancelled on November 10, 2000. The new options were granted on May 11, 2001, and the exercise price was the market price on that date. A total of 15.7 million FON options and 12.4 million PCS options were granted.

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan (MISOP), before 2003 Sprint granted stock options to employees eligible to receive annual incentive compensation. Eligible employees could elect to receive stock options in lieu of a portion of their target incentive under Sprint’s annual incentive compensation plans. The options generally became exercisable on December 31 of the year granted and have a maximum term of 10 years. Under the MISOP, Sprint also granted stock options to executives in lieu of long-term incentive compensation (LTIP-MISOP options). The LTIP-MISOP options generally become exercisable on the third December 31 following the grant date and have a maximum term of 10 years. MISOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2003, this plan authorized options to buy approximately 50.0 million FON shares and approximately 41.0 million PCS shares, many of which have been granted. In December 2003, the board of directors passed a resolution capping the shares authorized under the MISOP plan at its current level. No additional shares will be authorized under the amended terms of the plan in 2004 or 2005.

Long-Term Stock Incentive Program

Under the 1997 Long-Term Stock Incentive Program (1997 Program), Sprint can grant stock options, restricted stock and restricted stock units and other equity based awards to directors and employees. The board of directors adopted the Stock Option Plan (SOP) and the Restricted Stock Plan pursuant to the 1997 Program and a predecessor plan, and until 2004, awards of stock options were generally made out of the SOP and awards of restricted stock were made out of the Restricted Stock Plan. Certain awards, such as the restricted stock units granted to executive officers and directors in 2003, were made directly out of the 1997 Program. In February 2004, the board of directors combined the SOP and the Restricted Stock Plan with and into the 1997 Program and future stock options, restricted stock, restricted stock units and other equity awards will be made directly out of the shares authorized for the 1997 Program. The 1997 Program is an evergreen plan, which means the number of shares available for grant increases each year until 2007, after which no awards may be granted under the plan. On January 1, 2004, the number of shares authorized by the 1997 Program increased by approximately 13.6 million FON shares and 15.5 million PCS shares.

Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed with Sprint or a member of its board of directors until the restrictions on the shares lapse. The restricted stock units granted in 2003 to officers generally vest at a rate of 33.3% per year beginning one year from the grant date, while the restricted stock units granted in 2003 to directors vest after three years.

Under the SOP, Sprint granted stock options to directors and employees. The options generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. SOP options are granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2003, this plan authorized options to buy approximately 74.8 million FON shares and approximately 61.7 million PCS shares, many of which had been granted. To the extent that options had not been granted at the time the plans were combined, the shares remained available for the grant of options under the 1997 Program after the combination of the plans.

In the first quarter of 2003, Sprint entered into an employment contract with Gary Forsee to serve as Sprint’s Chief Executive Officer and Chairman of the Board. Under the employment contract, Sprint granted stock options to Mr. Forsee which vest subject to his continued employment with Sprint.

In early 2001, Sprint entered into new employment contracts with Mr. Esrey and Mr. LeMay. In the second quarter of 2003 these contracts were terminated in connection with separation agreements agreed to by Sprint and Mr. Esrey and Mr. LeMay. These separation agreements included option modifications which accelerated vesting and extended exercise periods of stock options granted in prior years.

Under Sprint’s Restricted Stock Plan, Sprint granted restricted stock to officers and key employees. Employees granted restricted stock are not required to pay for the shares but must remain employed with Sprint until the restrictions on the shares lapse. The restricted stock generally vests at a rate of 33.3% per year beginning one year from the grant date. At year-end 2003, this plan authorized the issuance of approximately 2.7 million FON shares and 2.6 million PCS shares. These shares were available for the grant of restricted stock under the 1997 Program after the combination of the plans.

Employees Stock Purchase Plan

Under Sprint’s ESPP, employees may elect to purchase FON common stock or PCS common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 2003, this plan authorized for purchase approximately 14.9 million FON shares and approximately 40.0 million PCS shares. Elections have been made by employees participating in the 2003 offering under the ESPP to purchase, in 2004, approximately 1.8 million of the FON shares and 7.2 million of the PCS shares. In 2003, an amendment to Sprint’s ESPP established an annual purchase date at the end of each offering period in lieu of interim quarterly purchases.

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

FON Common Stock

2003		SOP

Fair value on grant date		$3.58
Risk-free interest rate		2.93%
Expected volatility		45.0%
Expected dividend yield		4.23%
Expected life (years)		6

2002	SOP	MISOP

Fair value on grant date	$3.47	$4.05
Risk-free interest rate	4.3%	4.3%
Expected volatility	35.2%	35.2%
Expected dividend yield	3.9%	3.5%
Expected life (years)	6	6

2001	MISOP	SOP (Jan)

Fair value on grant date	$7.11	$8.78
Risk-free interest rate	4.9%	4.9%
Expected volatility	33.7%	32.6%
Expected dividend yield	2.3%	1.9%
Expected life (years)	6	6

2001	SOP (May)	Employment

Fair value on grant date	$7.11	$7.46
Risk-free interest rate	4.9%	4.8%
Expected volatility	33.7%	33.5%
Expected dividend yield	2.3%	2.2%
Expected life (years)	6	6

PCS Common Stock

2003		SOP

Fair value on grant date		$3.16
Risk-free interest rate		2.93%
Expected volatility		87.2%
Expected dividend yield		—
Expected life (years)		6

2002	SOP	MISOP

Fair value on grant date	$5.99	$8.25
Risk-free interest rate	4.3%	4.3%
Expected volatility	72.9%	71.5%
Expected dividend yield	—	—
Expected life (years)	6	6

2001	MISOP	SOP (Jan)

Fair value on grant date	$16.91	$18.50
Risk-free interest rate	4.9%	4.9%
Expected volatility	74.3%	75.4%
Expected dividend yield	—	—
Expected life (years)	6	6

2001	SOP (May)	Employment

Fair value on grant date	$16.91	$17.52
Risk-free interest rate	4.9%	4.8%
Expected volatility	74.3%	75.5%
Expected dividend yield	—	—
Expected life (years)	6	6

Employees Stock Purchase Plan

During the 2003 ESPP offering, employees elected to purchase approximately 1.8 million FON and 7.2 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $4.11 per share for each FON election and $2.52 per share for each PCS election.

During the 2002 ESPP offering, employees purchased approximately 4.2 million FON and 8.7 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $1.89 per share for each FON election and $1.45 per share for each PCS election.

During the 2001 ESPP offering, employees purchased approximately 2.0 million FON and 5.5 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $4.37 per share for each FON election and $7.92 per share for each PCS election.

Stock Options

Activity under the SOP and MISOP was as follows:

FON Common Stock

	Sprint FON Shares	Weighted Average per Share Exercise Price

	(millions)
Outstanding, year-end 2000	44.8	$33.12
Granted	43.8	25.06
Exercised	(0.8)	14.10
Forfeited/Expired	(7.6)	43.49

Outstanding, year-end 2001	80.2	27.95
Granted	24.2	13.70
Exercised	(0.2)	11.76
Forfeited/Expired	(5.4)	22.80

Outstanding year-end 2002	98.8	24.78
Granted	10.5	11.81
Exercised	(1.0)	13.16
Forfeited/Expired	(6.3)	23.80

Outstanding year-end 2003	102.0	$23.60

PCS Common Stock

	Sprint PCS Shares	Weighted Average per Share Exercise Price

	(millions)
Outstanding, year-end 2000	26.9	$17.43
Granted	35.3	26.01
Exercised	(2.7)	9.75
Forfeited/Expired	(3.4)	43.17

Outstanding, year-end 2001	56.1	21.70
Granted	22.8	10.66
Exercised	(0.3)	5.83
Forfeited	(5.8)	19.93

Outstanding, year-end 2002	72.8	18.44
Granted	10.5	4.29
Exercised	(0.3)	3.59
Forfeited	(5.8)	18.31

Outstanding, year-end 2003	77.2	$16.60

The following tables summarize outstanding and exercisable options at year-end 2003:

FON Common Stock

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

	(millions)	(years)
$10.00 – $14.99	32.0	7.9	$13.01
15.00 – 19.99	5.7	3.0	18.27
20.00 – 29.99	45.3	5.6	22.95
30.00 – 39.99	12.8	4.6	38.60
40.00 – 49.99	2.3	2.9	44.66
50.00 – 59.99	0.5	2.3	53.36
60.00 – 69.99	3.1	4.1	64.69
70.00 – 79.99	0.3	2.7	74.17

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

	(millions)
$10.00 – $14.99	13.6	$13.93
15.00 – 19.99	5.4	18.37
20.00 – 29.99	39.2	23.02
30.00 – 39.99	12.5	38.64
40.00 – 49.99	2.3	44.66
50.00 – 59.99	0.5	53.36
60.00 – 69.99	2.9	64.57
70.00 – 79.99	0.3	74.17

PCS Common Stock

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

	(millions)	(years)
$ 2.00 – $5.99	17.8	6.5	$4.49
6.00 – 9.99	11.6	7.1	8.79
10.00 – 19.99	16.6	6.3	14.02
20.00 – 29.99	27.8	6.3	24.80
30.00 – 39.99	0.2	3.2	32.74
40.00 – 49.99	0.3	3.3	46.46
50.00 – 59.99	2.5	4.2	53.19
60.00 – 69.99	0.4	3.6	62.75

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

	(millions)
$ 2.00 – $5.99	7.5	$4.77
6.00 – 9.99	3.6	8.55
10.00 – 19.99	16.4	14.07
20.00 – 29.99	22.6	24.77
30.00 – 39.99	0.2	32.74
40.00 – 49.99	0.3	46.47
50.00 – 59.99	2.2	53.22
60.00 – 69.99	0.4	62.75

13. Employee Benefit Plans

Defined Benefit Pension Plan

Most Sprint employees are covered by a noncontributory defined benefit pension plan. Benefits for plan participants belonging to unions are based on negotiated schedules. For non-union participants, pension benefits are based on years of service and the participants’ compensation.

Sprint uses a December 31 measurement date for its defined benefit pension plan.

The following table shows the changes in the projected benefit obligation:

	2003	2002

	(millions)
Beginning balance	$3,536	$3,005
Service cost	119	103
Interest cost	234	221
Amendments	16	14
Termination benefits	—	10
Actuarial loss	313	344
Benefits paid	(180)	(161)

Ending balance	$4,038	$3,536

The plan’s accumulated benefit obligation was $3,730 million at December 31, 2003, and $3,255 million at December 31, 2002.

The following table shows the changes in plan assets:

	2003	2002

	(millions)
Beginning balance	$2,448	$2,996
Employer contributions	400	—
Investment return	508	(387)
Benefits paid	(180)	(161)

Ending balance	$3,176	$2,448

At year-end, the funded status and amounts recognized on the Consolidated Balance Sheets for the plan were as follows:

	2003	2002

	(millions)
Projected benefit obligation in excess of plan assets	$(862)	$(1,088)
Unrecognized net losses	1,507	1,445
Unrecognized prior service cost	95	95
Unamortized transition asset	(4)	(7)

Net amount recognized	$736	$445

Amounts recognized on the Consolidated Balance Sheets consist of:

	2003	2002

	(millions)
Pension benefit obligations	$(553)	$(807)
Intangible asset	95	95
Accumulated other comprehensive loss	1,194	1,157

Net amount recognized	$736	$445

Amounts on the Consolidated Balance Sheets include accrued pension expense of $426 million at year-end 2003 and $718 million at year-end 2002 for the FON Group, and $127 million at year-end 2003 and $89 million at year-end 2002 for the PCS Group.

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, at year-end 2003 and 2002 Sprint recorded an additional minimum pension liability representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Recognition of the additional pension liability also resulted in an intangible asset equal to the unrecognized prior service costs and a charge to equity through Other comprehensive income (loss). The following table sets forth these amounts for the year-ended 2003 and 2002:

	2003			2002
	FON Group	PCS Group	Total	FON Group	PCS Group	Total

	(millions)
Additional minimum liability	$1,226	$63	$1,289	$1,217	$35	$1,252
Intangible asset	94	1	95	95	—	95
Accumulated other comprehensive income (loss)	1,132	62	1,194	1,122	35	1,157

The tax effect for the charge to “Accumulated other comprehensive income (loss)” was $12 million for 2003 and $444 million for 2002. This resulted in a net charge to “Accumulated other comprehensive income (loss)” of $8 million for the year-ended 2003 and $691 million for the year-ended 2002 for the FON Group. This resulted in a net charge to “Accumulated other comprehensive income (loss)” of $17 million for the year-ended 2003 and $22 million for the year-ended 2002 for the PCS Group.

The net pension expense (credit) consisted of the following:

	2003	2002	2001

	(millions)
Service cost—benefits earned during the year	$119	$103	$92
Interest on projected benefit obligation	234	221	209
Expected return on plan assets	(290)	(331)	(353)
Amortization of unrecognized transition asset	(3)	(17)	(23)
Recognition of prior service cost	15	14	13
Recognition of actuarial (gains) and losses	33	(2)	(26)
Special early retirement benefits associated with restructuring	—	10	40

Net pension expense (credit)	$108	$(2)	$(48)

Net periodic pension expense (credit) for the FON Group was $64 million in 2003, $(26) million in 2002, and $(66) million in 2001. Net periodic pension expense (credit) for the PCS Group was $44 million in 2003, $24 million in 2002, and $18 million in 2001.

Weighted-average assumptions used to determine net periodic pension costs:

	2003	2002	2001

Discount rate	6.75%	7.50%	8.00%

Expected long-term rate of return on plan assets	9.00%	9.50%	10.00%

Expected blended rate of future pay raises	4.25%	4.25%	4.50%

Weighted average assumptions used to determine benefit obligations as of December 31:

	2003	2002

Discount rate	6.25%	6.75%

Expected long-term rate of return on plan assets	8.75%	9.00%

Expected blended rate of future pay raises	4.25%	4.25%

During 2003, the assumption regarding the expected long-term rate of return on plan assets was 9.0%. This was set assuming that the long-term return on equities would be 10.3% based on their historical performance over the past 75 years, and that the trust’s other investments would generate a long-term return of 6.0% based on the advice of independent consultants. At the beginning of 2003, when this assumption was chosen, the investment policy called for a 75% target weighting in equities. The weighted average of the two assumed returns is approximately 9.0%.

The plan’s asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	2003	2002

Equity securities	58%	70%
Debt securities	28%	24%
Real estate	5%	6%
Alternatives	9%	—

Total	100%	100%

The pension trust is invested in a well-diversified portfolio of securities. The Pension and Savings Trust Committee has established an investment policy that specifies asset allocation targets and ranges for the trust of: Equities 65% (+/-10%), Debt 15% (+/-5%), Real Estate 10% (+/-5%), and Alternatives 10% (+/-5%). A revision to the investment policy in 2003 increased the allocation to Real Estate and introduced a new category defined as Alternatives. The Alternatives asset category is a diversified portfolio of investments, consisting of both equity and fixed-income instruments. A 2003 contribution of $400 million was temporarily invested in debt securities while suitable Real Estate and Alternatives investments were identified. This funding of Real Estate and Alternatives categories is expected to be completed in 2004. The pension trust holds no Sprint securities.

Sprint contributed $300 million to its pension plan on January 27, 2004. This is the only contribution expected to be made during 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

(millions)
2004	$183
2005	188
2006	195
2007	204
2008	216
2009 – 2013	1,345

Defined Contribution Plans

Sprint sponsors defined contribution savings plans covering most employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint matches contributions of non-union employees in FON stock and PCS stock. The matching contribution was equal to 25% of participants’ contributions up to 6% of their pay for the second half of 2003 and 75% for the first half of 2003. In 2002 and 2001, the matching contribution was equal to 50% of participants’ contributions up to 6% of their pay. In addition, Sprint may, at the discretion of its board of directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to the Dow Jones Total Market Telecom Index. Sprint’s total matching contributions were $72 million in 2003, $84 million in 2002 and $103 million in 2001. The FON Group recorded expenses of $64 million in 2003, $62 million in 2002 and $85 million in 2001 for Sprint’s matching contributions, and the PCS Group recorded matching contribution expenses of $8 million in 2003, $22 million in 2002, and $18 million in 2001.

Postretirement Benefits

Sprint provides postretirement medical benefits to most employees and postretirement life insurance to most retirees. Employees who retired before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees who retire after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid. Sprint uses a December 31 measurement date for its postretirement benefit plans.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law by President Bush on December 8, 2003. The Act contains subsidies to employers who provide prescription drug coverage to retirees. In accordance with FASB Staff Position FAS 106-1, the measures of the accumulated post retirement benefit obligation and net periodic benefit cost in these financial statements and this note do not reflect the effects of the Act on the plan. Specific authoritative accounting guidance on the Act has not yet been issued and is not yet resolved by the FASB. When issued, Sprint will apply that guidance as required.

In the 2001 third quarter, Sprint adopted amendments to two postretirement benefit plans. As a result of the amendments, the life insurance benefit has been eliminated for employees retiring after 2003 and the postretirement medical insurance plan was replaced with a Sprint-funded account to be managed by the employee. The plan amendment to the Sprint retiree medical insurance plan reduced the accumulated postretirement benefit obligation and reduced employee benefits attributed to employee service already rendered. Sprint recognized a curtailment gain from this amendment of $120 million, $75 million after tax.

The following table shows the changes in the accumulated postretirement benefit obligation:

	2003	2002

	(millions)
Beginning balance	$1,077	$878
Service cost	14	16
Interest cost	62	62
Actuarial losses	37	178
Benefits paid	(74)	(57)

Ending balance	$1,116	$1,077

Amounts included on the Consolidated Balance Sheets at year-end were as follows:

	2003	2002

	(millions)
Accumulated postretirement benefit obligation	$1,116	$1,077
Plan assets	(40)	(35)
Unrecognized transition obligation	9	10
Unrecognized prior service benefit	217	170
Unrecognized net loss	(416)	(317)

Accrued postretirement benefits cost	$886	$905

Discount rate	6.25%	6.75%

The amounts of accrued postretirement benefit costs included on the Consolidated Balance Sheets are $881 million at year-end 2003 and $902 million at year-end 2002 for the

FON Group, and $5 million at year-end 2003 and $3 million at year-end 2002 for the PCS Group.

The net postretirement benefits cost consisted of the following:

	2003	2002	2001

	(millions)
Service cost—benefits earned during the year	$14	$16	$18
Interest on accumulated postretirement benefit obligation	62	62	68
Expected return on assets	(3)	(3)	(4)
Recognition of transition obligation	(1)	(1)	(1)
Recognition of prior service cost	(45)	(58)	(33)
Recognition of actuarial losses (gains)	27	14	(2)

Net periodic postretirement benefits cost	$54	$30	$46

Curtailment gain	$—	$—	$(120)

Weighted-average assumptions used to determine net periodic postretirement benefit costs:

	2003	2002	2001

Discount rate	6.75%	7.50%	8.00%

Assumed return on assets	9.00%	9.50%	10.00%

The FON Group recorded net periodic postretirement benefit expense of $53 million in 2003, $29 million in 2002, and $45 million in 2001. The PCS Group recorded net periodic postretirement benefit expense of $1 million in 2003, 2002 and 2001.

Assumed health care cost trend rates at December 31:

	2003	2002

Health care cost increases assumed for next year	10.0%	9.0%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%

Year that the rate reaches the ultimate trend rate	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage-point Increase	One-percentage-point Decrease

	(millions)
Effect on total of service and interest cost	$6	$(5)

Effect on postretirement benefit obligation	$107	$(91)

Details of the plan assets, investment policies and strategies, and assumptions have not been provided based on immateriality.

Sprint plans to contribute to the postretirement benefit plan an amount equal to the value of benefits and premiums paid.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Postretirement Benefits

(millions)
2004	$78
2005	82
2006	85
2007	90
2008	93
2009 - 2013	506

14. Income Taxes

Income tax expense (benefit) allocated to continuing operations consists of the following:

2003	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Current income tax expense (benefit)
Federal	$(672)	$418	$(1,090)
State	21	56	(35)

Total current	(651)	474	(1,125)

Deferred income tax expense (benefit)
Federal	453	(271)	724
State	(58)	(63)	5

Total deferred	395	(334)	729

Total	$(256)	$140	$(396)

2002	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Current income tax expense (benefit)
Federal	$(599)	$(243)	$(356)
State	(3)	(9)	6

Total current	(602)	(252)	(350)

Deferred income tax expense (benefit)
Federal	544	602	(58)
State	12	58	(46)

Total deferred	556	660	(104)

Foreign income tax expense (benefit)	8	—	8

Total	$(38)	$408	$(446)

2001	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Current income tax expense (benefit)
Federal	$(94)	$99	$(193)
State	57	50	7

Total current	(37)	149	(186)

Deferred income tax expense (benefit)
Federal	(552)	(182)	(370)
State	(135)	(48)	(87)

Total deferred	(687)	(230)	(457)

Total	$(724)	$(81)	$(643)

The differences that caused Sprint’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

2003	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Income tax expense (benefit) at the federal statutory rate	$(218)	$152	$(370)
Effect of:
State income taxes, net of federal income tax effect	(25)	(5)	(20)
Credit for research activities	(27)	(18)	(9)
Other, net	14	11	3

Income tax expense (benefit)	$(256)	$140	$(396)

Effective income tax rate	41.1%	32.2%	37.5%

2002	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Income tax expense (benefit) at the federal statutory rate	$151	$509	$(358)
Effect of:
State income taxes, net of federal income tax effect	6	32	(26)
Equity in losses of foreign joint ventures	(55)	2	(57)
Decrease in valuation allowance for previous investment write downs	(130)	(130)	—
Other, net	(10)	(5)	(5)

Income tax expense (benefit)	$(38)	$408	$(446)

Effective income tax rate	(8.8)%	28.0%	43.6%

2001	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Income tax expense (benefit) at the federal statutory rate	$(798)	$(133)	$(665)
Effect of:
State income taxes, net of federal income tax effect	(51)	1	(52)
Equity in losses of foreign joint ventures	40	1	39
Write down of equity method investment	57	57	—
Goodwill amortization	44	6	38
Other, net	(16)	(13)	(3)

Income tax expense (benefit)	$(724)	$(81)	$(643)

Effective income tax rate	31.8%	21.4%	33.8%

Income tax expense (benefit) allocated to other items was as follows:

2003	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Discontinued operations	$820	$820	$—
Cumulative effect of change in accounting principle	(162)	(162)	—
Additional minimum pension liability(1)	(12)	(2)	(10)
Gains (losses) on securities(1)	27	27	—
Gains (losses) on qualifying cash flow hedges(1)	(23)	(23)	—
Stock ownership, purchase and option arrangements(2)	(4)	(3)	(1)

2002	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Discontinued operations	$97	$97	$—
Additional minimum pension liability(1)	(444)	(431)	(13)
Gains (losses) on securities(1)	(18)	(18)	—
Gains (losses) on qualifying cash flow hedges(1)	9	9	—
Stock ownership, purchase and option arrangements(2)	(1)	(2)	1

2001	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group

	(millions)
Discontinued operations	$98	$98	$—
Gains (losses) on securities(1)	(4)	(11)	—
Stock ownership, purchase and option arrangements(2)	(17)	(9)	(8)

(1)	These amounts have been recorded directly to “Shareholders’ equity—Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets.

(2)	These amounts have been recorded directly to “Shareholders’ equity—Capital in excess of par or stated value” on the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2003 and 2002, along with the income tax effect of each, were as follows:

	Sprint Corporation Consolidated 2003 Deferred Income Tax		Sprint FON Group 2003 Deferred Income Tax		Sprint PCS Group 2003 Deferred Income Tax

	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
Property, plant and equipment	$—	$4,726	$—	$2,550	$—	$2,176
Intangibles	—	571	—	24	—	547
Postretirement and other benefits	834	—	811	—	23	—
Reserves and allowances	202	—	29	—	173	—
Operating loss carryforwards	2,583	—	269	—	2,314	—
Tax credit carryforwards	398	—	79	—	319	—
Other, net	138	—	58	—	80	—

	4,155	5,297	1,246	2,574	2,909	2,723
Less valuation allowance	620	—	279	—	341	—

Total	$3,535	$5,297	$967	$2,574	$2,568	$2,723

	Sprint Corporation Consolidated 2002 Deferred Income Tax		Sprint FON Group 2002 Deferred Income Tax		Sprint PCS Group 2002 Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
Property, plant and equipment	$—	$4,465	$—	$2,344	$—	$2,121
Intangibles	—	936	—	465	—	471
Postretirement and other benefits	810	—	797	—	13	—
Reserves and allowances	248	—	55	—	193	—
Operating loss carryforwards	3,196	—	271	—	2,925	—
Tax credit carryforwards	288	—	—	—	288	—
Other, net	213	—	120	—	93	—

	4,755	5,401	1,243	2,809	3,512	2,592
Less valuation allowance	573	—	217	—	356	—

Total	$4,182	$5,401	$1,026	$2,809	$3,156	$2,592

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

The valuation allowance related to deferred income tax assets increased $47 million in 2003 and decreased $113 million in 2002.

In 2002, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley. Due to the anticipated gain on the sale, Sprint recognized $292 million of tax benefits in the third quarter of 2002 on previously recorded investment losses.

The foreign component of income (loss) from continuing operations totaled $(141) million, $(273) million, and $(234) million in 2003, 2002, and 2001, respectively.

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

In connection with the PCS Restructuring, the PCS Group is required to reimburse the FON Group and the Cable Partners for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by the PCS Group produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by the PCS Group and will be made to the FON Group in cash and to the Cable Partners in shares of Sprint stock. The carryforward benefits subject to this requirement total $259 million, which includes the $229 million acquired in the PCS Restructuring.

At year-end 2003, Sprint had federal operating loss carryforwards of approximately $5.9 billion and state operating loss carryforwards of approximately $11.6 billion. Related to these loss carryforwards are federal tax benefits of $2.1 billion and state tax benefits of $808 million. In addition, Sprint had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $4.4 billion and state alternative minimum tax net operating loss carryforwards of $920 million. The loss carryforwards expire in varying amounts through 2023.

Sprint also had available $398 million of federal and state income tax credit carryforwards at year-end 2003. Included in this amount are $292 million of income tax credits which expire in varying amounts through 2023. The remaining $106 million do not expire.

15. Discontinued Operations

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. The pretax gain recognized in 2003 was $2.14 billion, $1.32 billion after tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Sprint has presented the assets, liabilities and results of operations of the directory publishing business as a discontinued operation in the consolidated financial statements. Summary financial information is as follows:

	2003	2002

	(millions)
Assets of discontinued operation:
Accounts receivable, net	$—	$277
Prepaids	—	99
Other assets	—	15

Total assets of discontinued operation	$—	$391

Liabilities of discontinued operation:
Advance billings and other	$—	$299

	2003	2002	2001

	(millions)
Net operating revenues	$5	$546	$556

Income (loss) before income taxes	$5	$255	$249

16. Commitments and Contingencies

Litigation, Claims and Assessments

In March 2003, settlements subject to court approval were announced in both a derivative action and a securities class action filed by institutional stockholders. The settlements were approved in December 2003. The derivative settlement includes the adoption of certain corporate governance enhancements, certain restrictions on stock and options by individual defendants, and the payment of plaintiff’s attorneys’ fees in Sprint stock, for which Sprint recognized $5 million in the 2003 first quarter in “Other income (expense), net”. The securities class action settlement provides for the payment of a total of $50 million to the plaintiff class. Sprint recognized $45 million, representing the settlement amount net of undisputed insurance coverage, in the 2003 first quarter in “Other income (expense), net”. In the 2003 third and fourth quarters, Sprint recorded a total of $35 million in insurance recoveries related to this action. Sprint does not expect to recover any additional insurance related to this action.

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. However, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, which has enjoined all other similar cases. Objectors have appealed the preliminary approval order and injunction to the Seventh Circuit Court of Appeals. In 2001, Sprint accrued for the estimated settlement costs of these suits.

In July 2002, the Federal Communications Commission released a declaratory ruling in a matter referred to it by the federal district court for the Western District of Missouri in Sprint’s suit against AT&T Corporation for the collection of terminating access charges. The FCC ruled that although nothing prohibited wireless carriers from charging for access to their networks, inter-exchange carriers were not required to pay such charges absent a contractual obligation to do so. This decision was affirmed by the D.C. Circuit Court of Appeals. Management believes adequate provisions have been recorded in the PCS Group’s results of operations.

In April and May 2003, three putative class action lawsuits were filed in the U.S. District Court for the District of Kansas by individual participants in the Sprint Retirement Savings Plan and the Centel Retirement Savings Plan for Bargaining Unit Employees against Sprint Corporation, the committees that administer the two plans, and various current and former officers of Sprint. In November 2003, a consolidated amended complaint was filed, naming additional officers and directors and Fidelity Management, the plan trustee, as defendants. In December 2003, two additional complaints, making identical allegations, were filed. These lawsuits have been consolidated before a single judge. The lawsuits allege that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by including FON and PCS stock among the more than thirty investment options offered to plan participants. The lawsuits seek to recover any decline in the value of FON and PCS stock during the class period.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint.

While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint’s beliefs, Sprint expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint or its business segments.

Commitments

The FON Group has minimum purchase commitments with various vendors through 2009. Outstanding commitments at year-end 2003 were approximately $1.2 billion and $900 million at year-end 2002. The outstanding commitments consist primarily of network equipment and maintenance, access commitments, advertising and marketing and other expenses related to normal business operations, as well as in 2003 commitments related to information technology services. Approximately 70% of the 2003 purchase commitment will be incurred within the next twelve months.

The PCS Group has minimum purchase commitments with various vendors through 2008. Outstanding commitments at year-end 2003 were approximately $1.8 billion and $1.6 billion at year-end 2002. The outstanding commitments consist primarily of network equipment and maintenance, handset purchases, access commitments, information technology services, advertising and marketing and other expenses related to normal business operations, as well as in 2003 commitments related to customer support provided by third parties. Approximately 35% of the 2003 purchase commitment will be incurred within the next twelve months.

Operating Leases

Sprint’s minimum rental commitments at year-end 2003 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, real estate, cell and switch sites, and office space, are as follows:

(millions)
2004	$768
2005	610
2006	440
2007	264
2008	143
Thereafter	440

Sprint’s gross rental expense totaled $1.2 billion in 2003, $1.3 billion in 2002, and $1.2 billion in 2001. Rental commitments for subleases, contingent rentals and executory costs were not significant. The table excludes renewal options related to certain cell and switch site leases. These renewal options, which are subject to escalation clauses, generally have five-year terms.

17. Additional Financial Information

Segment Information

Sprint is divided into three segments: the global markets division, the local division, and the PCS wireless telephony products and services business, also known as the PCS Group. Other consists primarily of wholesale distribution of telecommunications products.

Sprint manages its segments to the operating income (loss) level of reporting. Items below Operating income (loss) are held at a corporate level and only attributed to the FON Group and PCS Group. The reconciliation from Operating income (loss) to Net income (loss) is shown on the face of the Consolidated Statements of Operations in the consolidation information.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximate fair value. In certain transactions, pricing is set using market rates.

Segment financial information was as follows:

	Global Markets Division(1)	Local Division	Other	PCS Group(1)	Corporate and Eliminations(2)	Consolidated

	(millions)
2003
Net operating revenues	$7,992	$6,143	$840	$12,690	$(1,468)	$26,197
Affiliated revenues	693	216	550	9	(1,468)	—
Depreciation and amortization	1,428	1,085	23	2,486	(17)	5,005
Restructuring and asset impairments(3)	1,564	24	1	362	—	1,951
Operating expenses	9,464	4,355	872	12,139	(1,494)	25,336
Operating income (loss)	(1,472)	1,788	(32)	551	26	861
Operating margin	NM	29.1%	NM	4.3%	NM	3.3%
Capital expenditures	325	1,240	1	2,150	108	3,824
Total assets	8,194	8,993	324	21,846	3,493	42,850

2002
Net operating revenues	$8,943	$6,257	$863	$12,074	$(1,458)	$26,679
Affiliated revenues	660	285	559	(46)	(1,458)	—
Depreciation and amortization	1,479	1,157	24	2,267	(15)	4,912
Restructuring and asset impairments(3)	194	56	1	138	—	389
Operating expenses	9,143	4,427	886	11,599	(1,476)	24,579
Operating income (loss)	(200)	1,830	(23)	475	18	2,100
Operating margin	NM	29.2%	NM	3.9%	NM	7.9%
Capital expenditures	733	1,286	8	2,668	154	4,849
Total assets	10,830	8,507	733	23,022	2,201	45,293

2001
Net operating revenues	$9,916	$6,294	$1,206	$9,725	$(1,579)	$25,562
Affiliated revenues	581	283	695	20	(1,579)	—
Depreciation and amortization	1,318	1,120	12	2,150	(9)	4,591
Restructuring and asset impairments(3)	1,688	109	6	10	—	1,813
Operating expenses	11,965	4,511	1,172	10,372	(1,557)	26,463
Operating income (loss)	(2,049)	1,783	34	(647)	(22)	(901)
Operating margin	NM	28.3%	2.8%	NM	NM	NM
Capital expenditures	3,580	1,337	111	3,751	267	9,046
Total assets	12,265	9,343	719	22,190	1,276	45,793

NM = Not meaningful

(1)	Affiliated revenues in 2002 are net of the adjustment for wireless access revenue previously recorded between the global markets division and the PCS Group.

(2)	Revenues eliminated in consolidation consist primarily of local access charged to the global markets division by the local division, equipment purchases from the product distribution business, inter-exchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division to the PCS Group, handset purchases from the PCS Group and access to the PCS network. Corporate capital expenditures were incurred mainly for Sprint’s World Headquarters Campus.

(3)	See Note 5 of Notes to Consolidated Financial Statements for additional information.

In 2003, 2002 and 2001, more than 94% of Sprint’s revenues were from equipment and services provided within the United States.

More than 98% of Sprint’s property, plant, and equipment is in the United States.

Equipment sales to one retail chain and the subsequent service revenues generated by sales to its customers represent approximately 21% of the PCS Group’s net operating revenues in 2003, 22% in 2002 and 24% in 2001.

Net operating revenues by product and services were as follows:

	Global Markets Division(1)	Local Division	Other	PCS Group	Eliminations(2)(3)	Consolidated

	(millions)
2003
Voice	$4,994	$4,659	$—	$—	$(771)	$8,882
Data	1,845	737	—	—	(81)	2,501
Internet	973	—	—	—	(29)	944
Wireless services	—	—	—	12,690	(9)	12,681
Other	180	747	840	—	(578)	1,189

Total net operating revenues	$7,992	$6,143	$840	$12,690	$(1,468)	$26,197

2002
Voice	$5,768	$4,810	$—	$—	$(919)	$9,659
Data	1,847	646	—	—	—	2,493
Internet	1,009	—	—	—	—	1,009
Wireless services	—	—	—	12,074	46	12,120
Other	319	801	863	—	(585)	1,398

Total net operating revenues	$8,943	$6,257	$863	$12,074	$(1,458)	$26,679

2001
Voice	$6,610	$4,877	$—	$—	$(827)	$10,660
Data	1,857	569	—	—	—	2,426
Internet	964	—	—	—	—	964
Wireless services	—	—	—	9,725	(20)	9,705
Other	485	848	1,206	—	(732)	1,807

Total net operating revenues	$9,916	$6,294	$1,206	$9,725	$(1,579)	$25,562

(1)	Beginning in 2002, equipment revenue for all periods presented is reported as part of Other revenues. This reclassification had no impact on total net operating revenues.

(2)	Revenues eliminated in consolidation consist primarily of local access charged to the global markets division by the local division, equipment purchases from the product distribution business, inter-exchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division to the PCS Group, handset purchases from the PCS Group and access to the PCS network.

(3)	Prior to 2003, elimination information for the global markets division was not tracked at a specific products and services level. All eliminations were considered voice revenues.

Allowance for Doubtful Accounts

Sprint’s allowance for doubtful accounts was as follows:

	2003	2002

	(millions)
FON Group	$169	$279
PCS Group	107	135

Consolidated	$276	$414

Supplemental Cash Flows Information

Sprint’s cash paid (received) for interest and income taxes was as follows:

	2003	2002	2001

	(millions)
Interest (net of capitalized interest)	$1,397	$1,298	$1,112

Income taxes	$83	$(446)	$12

Sprint’s noncash activities included the following:

	2003	2002	2001

	(millions)
Common stock issued under Sprint’s employee benefit stock plans	$122	$169	$189

Fair value of purchase contract adjustment payment liability	$—	$—	$53

Contribution to equity investment	$—	$33	$43

Tax benefit from stock options exercised	$4	$1	$17

Stock received for stock options exercised	$—	$—	$4

Extinguishment of debt	$—	$3	$—

Pro Forma Information on Long-term Disability Plan

In the fourth quarter of 2003, in conjunction with our periodic review of the liability for medical coverage for participants in Sprint’s long term disability plan, we determined the liability on the balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. The expense, if properly recorded in the years ended December 31, 2002 and December 31, 2001, would have decreased annual earnings per share for the FON Group by less than $0.02 per share in each of those prior periods, and would not have impacted the PCS Group’s reported loss per share for those same periods.

As the impact to prior years’ annual financial statements was not material, Sprint recorded additional expense of $114 million, $72 million after-tax, in the 2003 fourth quarter to appropriately reflect the liability as of December 31, 2003. This adjustment decreased the FON Group’s earnings from continuing operations in the 2003 fourth quarter by $66 million, and increased the PCS Group’s loss from continuing operations by $6 million.

The liability was understated principally because of reliance on an inaccurate report identifying plan participants. Process corrections have been instituted to accurately report this information in the future.

The expense, properly recorded in the respective periods, would have impacted annual income (loss) from continuing operations and net income in the same amount. The impact to annual income (loss) from continuing operations and diluted earnings (loss) per common share is as shown below:

Impact on:	Income (loss) from continuing operations (millions)	Earnings (loss) per common share

2003
FON Group	$66	$0.07
PCS Group	6	0.01

2002
FON Group	$(14)	$(0.02)
PCS Group	(2)	—

2001
FON Group	$(14)	$(0.01)
PCS Group	(1)	—

18. Recently Issued Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits. This statement adds to the disclosures required in SFAS No. 132. Effective for 2003 year-end financial statements, additional disclosures are required for the types of assets in the plan, investment policies, plan obligations, and plan contributions for defined benefit pension plans and other defined benefit postretirement plans. For interim periods beginning after December 15, 2003, additional disclosures are required for net periodic benefit cost and plan contributions. This guidance does not change the requirements for the measurement or recognition of pension and other postretirement benefit plans prescribed by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Sprint adopted this statement effective December 31, 2003. See Note 13 for further discussion.

19. Quarterly Financial Data (Unaudited)

	Quarter
2003	1st	2nd	3rd	4th

	(millions, except per share data)
Net operating revenues	$6,339	$6,463	$6,714	$6,681
Operating income (loss)	604	370	(438)	325
Income (loss) from continuing operations	97	(2)	(497)	35
Net income (loss)	1,668	7	(498)	38
Earnings (loss) per common share from continuing operations(1)
FON common stock
Diluted and Basic	0.31	0.10	(0.48)	0.40
PCS common stock
Diluted and Basic	(0.18)	(0.09)	(0.07)	(0.31)

	Quarter
2002	1st	2nd	3rd	4th

	(millions, except per share data)
Net operating revenues	$6,637	$6,703	$6,798	$6,541
Operating income (loss)	517	671	524	388
Income (loss) from continuing operations	99	(105)	477	—
Net income (loss)	139	(67)	519	39
Earnings (loss) per common share from continuing operations(1)
FON common stock
Diluted and Basic	0.27	0.07	0.54	0.28
PCS common stock
Diluted and Basic	(0.15)	(0.17)	(0.01)	(0.25)

(1)	As the effects of including the incremental shares associated with options, restricted stock units and ESPP shares are antidilutive, both basic earnings per share and diluted earnings per share reflect the same calculation for FON Group in the 2003 third quarter and for all PCS Group reported periods.

20. Subsequent Events (Unaudited)

Dividend Declaration

In February 2004, Sprint’s board of directors declared dividends of 12.5 cents on the FON common stock. Dividends will be paid March 31, 2004.

Virgin Mobile, USA

In February 2004, Sprint’s board of directors authorized additional cash funding for the joint venture of approximately $22 million.

Recombination of Tracking Stock

On February 28, 2004, Sprint’s board of directors decided to recombine the tracking stocks and return to a single common stock. As a result, each share of the PCS common stock will convert automatically into 0.50 shares of FON common stock on April 23, 2004. The FON stock will represent the only outstanding common stock of Sprint. After the recombination, Sprint will continue to present consolidated financial information, but will not include group level information. The recombination will not impact Sprint’s current presentation of all required segment information.

Litigation resultant from Recombination

In early March, 2004, six purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by PCS common stockholders. One suit was filed in the Supreme Court of the State of New York, which is that state’s trial court; the remaining five were filed in the District Court of Johnson County, Kansas. The actions allege breach of fiduciary duty in connection with the approval of the recombination, and seek injunctive relief or monetary damages.

New Directors

In March 2004, two new independent directors, Gordon M. Bethune, Chairman of the Board and Chief Executive Officer of Continental Airlines, Inc., and Deborah A. Henretta, President of Proctor & Gamble’s global baby care division, were appointed to the Sprint board of directors.

SPRINT CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, and 2001

		Additions (Deductions)
	Balance Beginning of Year	Charged to Income (loss)	Charged to Other Accounts	Other Deductions		Balance End of Year

	(millions)
2003
Allowance for doubtful accounts	$414	$461	$98	$(697	)(1)	$276

Valuation allowance—deferred income tax assets	$573	$47	$—	$—		$620

2002
Allowance for doubtful accounts	$397	$1,055	$191	$(1,229	)(1)	$414

Valuation allowance—deferred income tax assets	$686	$(113)	$—	$—		$573

2001
Allowance for doubtful accounts	$352	$913	$70	$(938	)(1)	$397

Valuation allowance—deferred income tax assets	$598	$88	$—	$—		$686

(1)	Accounts written off, net of recoveries.

All prior period amounts have been restated to reflect the results of Sprint’s directory publishing business, which was sold in January 2003, as a discontinued operation.