Form 10-Q
period 2004-03-31
SPRINT CORP
filed 2004-05-07
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------

Commission file number                              1-04721
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


               P.O. Box 7997, Shawnee Mission, Kansas 66207-0997
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

Yes    X          No
   -----------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X          No
   -----------      -------

                                 COMMON SHARES OUTSTANDING AT April 30, 2004:
                                 FON COMMON STOCK
                                        Series 1               1,333,945,270
                                        Series 2                  92,372,664


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Sprint Corporation Financial Statements

                      Consolidated Financial Statements
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income                                    2
                      Consolidated Balance Sheets                                                        3
                      Consolidated Statements of Cash Flows                                              5
                      Consolidated Statement of Shareholders' Equity                                     6
                      Condensed Notes to Consolidated Financial Statements                               7

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            19

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         33

             Item 4.  Controls and Procedures                                                            34

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  35

             Item 2.  Changes in Securities                                                              35

             Item 3.  Defaults Upon Senior Securities                                                    36

             Item 4.  Submission of Matters to a Vote of Security Holders                                37

             Item 5.  Other Information                                                                  38

             Item 6.  Exhibits and Reports on Form 8-K                                                   38

Signature                                                                                                40

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

                  (b) Certification of Chief Financial Officer Pursuant to 18
                      U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                                                                                            Part I.
                                                                                                            Item 1.

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)
--------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended March 31,                                                                 2004              2003
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,707     $       6,339
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,083             2,839
   Selling, general and administrative                                                   1,637             1,650
   Depreciation                                                                          1,243             1,236
   Restructuring and asset impairments                                                      30                10
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              5,993             5,735
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income                                                                           714               604

Interest expense                                                                          (320)             (366)
Premium on early retirement of debt                                                          -               (19)
Other, net                                                                                 (26)              (61)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income from continuing operations before
   income taxes                                                                            368               158
Income tax expense                                                                        (146)              (61)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income from Continuing Operations                                                          222                97
Discontinued operation, net                                                                  -             1,313
Cumulative effect of change in accounting
   principle, net                                                                            -               258
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income                                                                                 222             1,668

Preferred stock dividends paid                                                              (2)               (2)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings Applicable to Common Stock                                               $        220     $       1,666
                                                                                  -- ------------- --- -------------


 Diluted Earnings per Common Share
    Continuing operations                                                         $       0.15     $        0.07
    Discontinued operation                                                                   -              0.93
    Cumulative effect of change in accounting principle, net                                 -              0.18
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total                                                                             $       0.15     $        1.18
                                                                                  -- ------------- --- -------------
Diluted weighted average common shares                                                 1,436.1           1,411.5
                                                                                  -- ------------- --- -------------


 Basic Earnings per Common Share
    Continuing operations                                                         $       0.15     $        0.07
    Discontinued operation                                                                   -              0.93
    Cumulative effect of change in accounting principle, net                                 -              0.18
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total                                                                             $       0.15     $        1.18
                                                                                  -- ------------- --- -------------
Basic weighted average common shares                                                   1,424.2           1,407.6
                                                                                  -- ------------- --- -------------



                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(millions)

--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Quarters Ended March 31,                                                                 2004              2003
--------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income                                                                        $       222      $      1,668
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income

   Unrealized holding losses on securities                                                (21)               (1)
   Income tax benefit                                                                       8                 -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding losses on securities
   during the period                                                                      (13)               (1)

   Reclassification adjustment for gains on securities
     included in net income                                                                (2)               (1)
   Income tax expense                                                                       1                 1
------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income                                                                  (1)                -

Foreign currency translation adjustments                                                    -                 2

   Unrealized gains (losses) on qualifying cash flow hedges                                17                (2)
   Income tax benefit (expense)                                                            (6)                1
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized gains (losses) on qualifying
   cash flow hedges during the period                                                      11                (1)
--------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total other comprehensive loss                                                             (3)                -
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income                                                              $       219      $      1,668
                                                                                  -- ------------- --- -------------




























                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions)
-------------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,       December 31,
                                                                                            2004             2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets

     Current assets
       Cash and equivalents                                                            $        2,728    $        2,424
       Accounts receivable, net of allowance for doubtful accounts of
          $260 and $276                                                                         2,927             2,876
       Inventories                                                                                513               582
       Deferred tax asset                                                                           -                26
       Prepaid expenses                                                                           310               279
       Other                                                                                      428               424
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,906             6,611

     Gross property, plant and equipment                                                       54,317            54,247
     Accumulated depreciation                                                                 (27,676)          (26,971)
-------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                         26,641            27,276

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       3,381             3,385
        Other intangibles                                                                          31                32
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       7,813             7,818
        Accumulated amortization                                                                   (3)               (3)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         7,810             7,815

     Other assets                                                                               1,099             1,148
-------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       42,456    $       42,850
                                                                                      -----------------------------------





























                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(millions, except per share data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,       December 31,
                                                                                            2004              2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $       1,621    $         594
       Accounts payable                                                                         2,118            2,197
       Accrued interconnection costs                                                              522              503
       Accrued taxes                                                                              374              407
       Advance billings                                                                           598              572
       Accrued restructuring costs                                                                111              117
       Payroll and employee benefits                                                              472              683
       Accrued interest                                                                           312              378
       Other                                                                                      909            1,025
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,037            6,476

     Noncurrent liabilities
       Long-term debt and capital lease obligations                                            15,822           16,841
       Equity unit notes                                                                        1,725            1,725
       Deferred income taxes                                                                    1,904            1,789
       Postretirement and other benefit obligations                                             1,313            1,572
       Other                                                                                    1,004              976
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            21,768           22,903

     Redeemable preferred stock                                                                   247              247

     Shareholders' equity
       Common stock
         FON, par value $2.00 per share, 3,000.0 shares authorized, 1,425.6 and
            904.3 shares issued and outstanding                                                 2,851            1,809
         PCS, par value $1.00 per share, 4,000.0 shares authorized, 0
            and 1,035.4 shares issued and outstanding                                               -            1,035
       Capital in excess of par or stated value                                                10,151           10,084
       Retained earnings                                                                        1,126            1,017
       Accumulated other comprehensive loss                                                      (724)            (721)
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,404           13,224
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      42,456    $      42,850
                                                                                      -----------------------------------



















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

------------------------------------------------------------------ ----------------- ----------------- ----------------
Quarters Ended March 31,                                                                   2004             2003
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income                                                                            $        222     $      1,668
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discontinued operation, net                                                                 -           (1,313)
     Cumulative effect of change in accounting principle, net                                    -             (258)
     Depreciation                                                                            1,243            1,236
     Deferred income taxes                                                                     145              736
     Changes in assets and liabilities:
         Accounts receivable, net                                                              (51)             138
         Inventories and other current assets                                                   19             (107)
         Accounts payable and other current liabilities                                       (381)          (1,315)
         Noncurrent assets and liabilities, net                                               (202)             200
     Other, net                                                                                 49               73
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities of continuing operations                          1,044            1,058
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                          (689)            (547)
Investments in and loans to other affiliates, net                                               (2)             (12)
Investments in debt securities                                                                (108)               -
Proceeds from debt securities                                                                  142                -
Other, net                                                                                       5                3
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                                (652)            (556)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Payments on debt                                                                               (22)          (1,555)
Proceeds from common stock issued                                                               33                2
Dividends paid                                                                                (115)            (114)
Other, net                                                                                      16               10
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by financing activities of continuing operations                                 (88)          (1,657)
------------------------------------------------------------------------------------ --- ------------- -- -------------

------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                                -            2,215
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase  in Cash and Equivalents                                                              304            1,060
Cash and Equivalents at Beginning of Period                                                  2,424            1,035
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,728     $      2,095
                                                                                     --- ------------- -- -------------















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(millions)
Quarter Ended March 31, 2004
------------------------------------------------------------------------------------------------------------------------
                                                               Capital in                  Accumulated
                                        FON          PCS        Excess of                     Other
                                       Common       Common       Par or      Retained     Comprehensive
                                       Stock        Stock      Stated Value  Earnings         Loss            Total
------------------------------------------------------------------------------------------------------------------------

Beginning 2004 balance            $     1,809  $     1,035 $     10,084   $    1,017   $      (721)     $    13,224
Net income                                  -            -            -         222              -              222
Common stock dividends                      -            -            -        (113)             -             (113)
Preferred stock dividends                   -            -           (2)       -                 -               (2)
FON Series 1 common stock issued            5            -           57        -                 -               62
PCS Series 1 common stock issued            -            2            6        -                 -                8
Conversion of PCS common stock
   into FON common stock                1,037       (1,037)           -        -                 -                -
Other, net                                  -            -            6        -                (3)               3
------------------------------------------------------------------------------------------------------------------------

March 2004 balance                $     2,851  $         - $     10,151   $    1,126   $      (724)     $    13,404
                                  --------------------------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------
Beginning 2004 balance                  904.3      1,035.4
FON Series 1 common stock issued          2.9           -
PCS Series 1 common stock issued          -            1.4
Conversion of PCS common stock
   into FON common stock                518.4     (1,036.8)
------------------------------------------------------------

March 2004 balance                    1,425.6           -
                                  --------------------------






























                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


                                                                         PART I.
                                                                         Item 1.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Sprint Corporation
(Unaudited)

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 2003 Form 10-K. Operating results for the 2004 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2004.

--------------------------------------------------------------------------------
1.  Basis of Consolidation and Presentation
--------------------------------------------------------------------------------


Consolidation and Comparative Presentation

The consolidated financial statements include the accounts of Sprint, its wholly owned subsidiaries and subsidiaries it controls. Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method. See Note 3 for additional information.

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

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the net results of operations or shareholders' equity as previously reported.

Classification of Operations

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers. Sprint's business is divided into three segments: the PCS wireless division, the global markets division, and the local division.

Change in Depreciable Life

As of January 1, 2004, Sprint re-evaluated the depreciable lives of certain network assets. The depreciable life of certain high-capacity transmission equipment was extended from eight years to twelve years. This extension in life decreased the 2004 first quarter depreciation expense in the global markets division by approximately $25 million.

--------------------------------------------------------------------------------
2.  Recombination of Tracking Stock
--------------------------------------------------------------------------------

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including the PCS wireless division, the global markets division and the local division. This event is reflected in the presentation of these financial statements.

FON common stock and PCS common stock were intended to reflect the financial results and economic value of the FON and PCS Groups. However, they were classes of common stock of Sprint, not of the group they were intended to track. Accordingly, FON and PCS shareholders were each subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Shares of FON common stock and PCS common stock did not represent a direct legal interest in the assets and liabilities allocated to either group, but rather represented a direct equity interest in Sprint's assets and liabilities as a whole.

Earnings Per Share

All per share amounts have been restated, for all periods presented, to reflect the recombination of the FON common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, ESPP, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.


Following is previously reported earnings per share information for the FON Group and the PCS Group:


                Quarter Ended March 31, 2003                        FON Group            PCS Group
                --------------------------------------------------------------------------------------
                                                             (millions, except earnings per share data)

                Income (Loss) from Continuing Operations         $      279          $      (182)
                Discontinued operation, net                           1,313                    -
                Cumulative effect of change in accounting
                   principle, net                                       258                    -
                                                                 -----------------   -----------------
                Net Income (Loss)                                     1,850                 (182)
                Preferred stock dividends (paid) received                 2                   (4)
                                                                 -----------------   -----------------
                Earnings (Loss) Applicable to Common Stock       $    1,852          $      (186)
                                                                 -----------------   -----------------

                Diluted Earnings (Loss) per Common Share(1)
                   Continuing operations                         $     0.31          $     (0.18)
                   Discontinued operation                              1.46                    -
                   Cumulative effect of change in accounting
                     principle, net                                    0.29                    -
                                                                 -----------------   -----------------
                Total                                            $     2.06          $     (0.18)
                                                                 -----------------   -----------------
                Diluted weighted average common shares                899.5               1,022.1
                                                                 -----------------   -----------------

                Basic Earnings (Loss) per Common Share
                   Continuing operations                         $     0.31          $     (0.18)
                   Discontinued operation                              1.47                    -
                   Cumulative effect of change in accounting
                     principle, net                                    0.29                    -
                                                                 -----------------   -----------------
                Total                                            $     2.07          $     (0.18)
                                                                 -----------------   -----------------
                Basic weighted average common shares                  896.6               1,022.1
                                                                 -----------------   -----------------



              (1) As the effects of including the dilutive PCS securities are antidilutive, they are not included in the diluted weighted average common shares outstanding for the PCS Group, nor are they included in the calculation of diluted earnings per share.

Shareholders' Equity

The conversion of PCS common stock into FON common stock resulted in an increase in FON common stock outstanding of 518.4 million shares as of March 31, 2004. Although Sprint's Articles of Incorporation continue to authorize PCS common stock following the conversion of PCS common stock, no shares of PCS common stock may be issued.

--------------------------------------------------------------------------------
3.  Investments
--------------------------------------------------------------------------------

At March 31, 2004, Sprint carried $483 million in investment asset value: $110 million was included in "Current assets--other" and $373 million in "Other assets" on the Consolidated Balance Sheets.

At December 31, 2003, Sprint carried $548 million in investment asset value:
$125 million was included in "Current assets--other" and $423 million in "Other assets" on the Consolidated Balance Sheets.

The material investment types and amounts include:

Investments in Debt Securities

During the second half of 2003, Sprint invested in marketable debt securities. Interest on these investments is reinvested and recognized in "Other, net" in the Consolidated Statements of Operations. Sprint recognized approximately $2 million of interest income on these investments in the 2004 first quarter. Accumulated unrealized holding gains (losses) were immaterial in the 2004 first quarter. At March 31, 2004, investments in marketable debt securities totaled $505 million of which $110 million was included in "Current assets - Other" and $159 million, with maturities of less than five years, was included in "Other assets" on the Consolidated Balance Sheets. The remaining $236 million have original or remaining maturities at purchase of less than 90 days and were included in "Cash and equivalents."

At December 31, 2003, investments in marketable debt securities totaled $503 million of which $125 million was included in "Current assets - Other" and $177 million was included in "Other assets" on the Consolidated Balance Sheets. The remaining $201 million had original or remaining maturities at purchase of less than 90 days and were included in "Cash and equivalents."

Investments in Equity Securities

The cost of investments in marketable equity securities, primarily made up of EarthLink common stock, was $132 million and $134 million at the end of the 2004 first quarter and 2003 year-end, respectively. Accumulated unrealized holding gains were $23 million (net of $15 million tax) and $38 million (net of $23 million tax) at the end of the 2004 first quarter and 2003 year-end, respectively. Both gains and losses were included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets.

At the end of the 2004 first quarter, Sprint held 18.9 million shares of EarthLink common stock, which were reflected in "Other assets" on the Consolidated Balance Sheets. These shares were hedged with variable prepaid forward contracts, maturing from November 2004 to November 2005. See Note 10 for additional information.

Equity Method Investments

At the end of the 2004 first quarter and at year-end 2003, investments accounted for using the equity method consisted primarily of Sprint's investment in Virgin Mobile, USA, LLC. These investments were reflected in "Other assets" on the Consolidated Balance Sheets. Certain other equity method investments were carried at zero value.

Virgin Mobile, USA

Sprint's investment in Virgin Mobile, USA was $31 million at the end of the 2004 first quarter and $41 million at year-end 2003. This joint venture with the Virgin Group was originally entered into in the 2001 fourth quarter to market wireless services, principally to youth and pre-pay segments. Virgin Mobile, USA launched services in June 2002. In the 2002 second quarter, Sprint entered into a new agreement with Virgin Group for funding of Virgin Mobile, USA. Under the terms of the agreement, Sprint agreed to fund up to $150 million, with the majority in the form of discounted network services and the remainder in cash, and the Virgin Group agreed to fund up to $150 million in cash. As of March 31, 2004, Sprint had satisfied 100% of this cash funding commitment and approximately 80% of the network services contribution. Additionally, in the 2003 third quarter, Sprint's board of directors authorized additional cash funding for the joint venture in the amount of $30 million, of which $22 million had been provided to the joint venture as of March 31, 2004.

In the 2003 third quarter, a Sprint subsidiary agreed to guarantee a $20 million term-loan facility entered into by Virgin Mobile, USA to fund working capital needs. The facility expires on December 31, 2004. If required to perform, Sprint would acquire Virgin Mobile, USA's subscriber base. The fair value of this guarantee was recorded in "Current liabilities - Other" on the Consolidated Balance Sheets in the amount of $5 million.

In the 2004 first quarter, Sprint's board of directors authorized additional funding of approximately $22 million in the form of loans to the joint venture. This line of credit remains undrawn.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2004             2003
                     ------------------------------------------------------------------------
                                                                      (millions)
                     Results of operations
                       Net operating revenues              $       295      $       231
                                                           ----------------------------------
                       Operating loss                      $       (30)     $       (14)
                                                           ----------------------------------
                       Net loss                            $       (46)     $       (31)
                                                           ----------------------------------

                     Equity in net losses of affiliates    $       (12)     $       (18)
                                                           ----------------------------------


--------------------------------------------------------------------------------
4.  Asset Retirement Obligations
--------------------------------------------------------------------------------

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

Sprint's network is primarily located on owned and leased property and utility easements. In the global markets division and the local division, a majority of the leased property has no requirement for remediation at retirement. The leased property of the PCS wireless division has potential remediation requirements. Sprint expects to maintain its property as a necessary component of infrastructure required to maintain operations or FCC licensing. Sprint estimates the liability presently required associated with the ultimate satisfaction of those requirements to be immaterial.

Adoption of SFAS No. 143 affected the cost of removal historically recorded by the local division. Consistent with regulatory requirements and industry practice, the local division historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, Sprint recorded a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million.

--------------------------------------------------------------------------------
5.  Restructuring and Asset Impairment
--------------------------------------------------------------------------------

Sprint Transformation

In the 2003 fourth quarter, Sprint recognized charges from its organizational redesign initiatives. The restructuring is a company wide effort to create a more customer focused organization (Sprint Transformation - 2003). This decision resulted in pre-tax charges of $59 million in the 2003 fourth quarter and $24 million in the 2004 first quarter consisting of severance costs associated with work force reductions.

In the 2004 first quarter, Sprint continued its transformation initiatives in an effort to create a more efficient cost structure (Sprint Transformation - 2004). These decisions resulted in a $4 million pre-tax charge in the 2004 first quarter for severance costs associated with work force reductions.

In connection with its transformation efforts, Sprint expects the aggregate pre-tax charges not to exceed $90 million. Additional charges for employee termination costs will be recorded in subsequent periods and will impact all of Sprint's divisions. The severance charges are associated with the involuntary separation of approximately 2,550 employees. As of March 31, 2004, approximately 1,750 of the employee separations had been completed.

Other Restructuring Activity

In the 2003 fourth quarter, Sprint announced the termination of the development of a new billing platform (PCS Billing Platform Termination). These decisions resulted in pre-tax charges of $351 million in the 2003 fourth quarter. The charge for asset impairments was $339 million and the remaining $12 million was accrued for other contractual obligations.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business. Restructurings of other global markets division operations also occurred in the continuing effort to create a more efficient cost structure (Global Markets Web Hosting Wind-down). These decisions resulted in pre-tax charges of $376 million in 2003 and $2 million in the 2004 first quarter. The aggregate charge for asset impairments was $316 million, the aggregate charge for employee terminations was $16 million and the remaining $46 million was accrued for facility lease terminations. In connection with the wind-down of the web hosting business, Sprint will record additional charges for facility lease terminations, customer migration, employee termination, and other wind-down costs in subsequent periods. The severance charges are associated with the involuntary employee separation of approximately 600 employees. As of March 31, 2004, approximately 500 of the employee separations had been completed. Sprint expects the aggregate pre-tax charge to be approximately $440 million. Sprint expects to pay the majority of severance and other exit costs in the next three months.

This activity is summarized as follows:


-------------------------------------- --- ------------------- -- ----------------------------- --- ----------------
                                                                         2004 Activity
                                                                  -----------------------------
                                           December 31, 2003      Restructuring        Cash         March 31, 2004
                                           Liability Balance         Charge          Payments          Liability
                                                                                                        Balance
-------------------------------------- --- ------------------- -- -------------- -- ----------- --- ----------------
                                                                        (millions)
Restructuring Events
   Sprint Transformation - 2004
     Severance                          $          -           $        4        $      -        $          4
   Sprint Transformation - 2003
     Severance                                    54                   24              24                  54
   PCS Billing Platform Termination
     Other exit costs                             12                    -              10                   2
   Global Markets Web Hosting
        Wind-down
     Severance                                     6                    1               1                   6
     Other exit costs                             45                    1               1                  45
-------------------------------------- --- ------------------- -- -------------- -- ----------- --- ----------------

Total                                   $        117           $       30        $     36        $        111
                                       --- ------------------- -- -------------- -- ----------- --- ----------------


Other Asset Impairments

In the 2003 first quarter, Sprint recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

--------------------------------------------------------------------------------
6.  Stock-based Compensation
--------------------------------------------------------------------------------

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


                                                                     Quarters Ended March 31,
                                                                  - -------------- - -------------
                                                                        2004             2003
             ---------------------------------------------------- - -------------- - -------------
                                                                    (millions, except per share
                                                                               data)
             Net income, as reported                                    $ 222           $ 1,668
              Add:  Stock-based employee compensation expense
                included in reported net income, net of related
                tax effects                                               13                -
              Deduct:  Total stock-based employee compensation
                expense determined under fair value based
                method for all awards, net of related tax
                effects                                                  (28)             (34)
             ---------------------------------------------------- - -------------- - -------------

             Pro forma net income                                      $  207           $ 1,634
                                                                  - -------------- - -------------

             Earnings per common share:
                Basic - as reported                                   $ 0.15            $ 1.18
                                                                  - -------------- - -------------
                Basic - pro forma                                     $ 0.14            $ 1.16
                                                                  - -------------- - -------------

                Diluted - as reported                                 $ 0.15            $ 1.18
                                                                  - -------------- - -------------
                Diluted - pro forma                                   $ 0.14            $ 1.16
                                                                  - -------------- - -------------


Sprint recognized pre-tax charges of $21 million in the 2004 first quarter and $1 million in the 2003 first quarter related to stock-based grants issued after December 31, 2002 and grants of restricted stock made in 2002 and previous years.

--------------------------------------------------------------------------------
7.  Employee Benefit Information
--------------------------------------------------------------------------------

The net periodic benefit cost consisted of the following:

                                                       Pension Benefits                  Other Benefits
                                                 ------------------------------   ------------------------------
                                                        Quarters Ended                   Quarters Ended
                                                           March 31,                        March 31,
                                                 ---------------------------------------------------------------
                                                     2004            2003             2004            2003
----------------------------------------------------------------------------------------------------------------

  Service cost                                 $       36      $       32      $         4      $         4
  Interest cost                                        62              58               15               16
  Expected return on plan assets                      (76)            (69)              (1)              (1)
  Amortization of transition (asset)                   (1)             (1)               -                -
  obligation
  Amortization of prior service cost                    4               4              (12)             (11)
  Amortization of net loss                             21               8                8                8
----------------------------------------------------------------------------------------------------------------

  Net benefit expense                          $       46      $       32      $        14      $        16
                                               -----------------------------------------------------------------


Sprint contributed $300 million to the pension trust on January 27, 2004. This is the only contribution expected to be made during the year.

In the 2004 first quarter, Sprint amended certain retiree medical plans to standardize the plan design effective January 1, 2005, eliminating differences in benefit levels. These amendments decreased the accumulated postretirement benefit obligation (APBO) related to other postretirement benefits by approximately $35 million, and decreased the 2004 net benefit expense by $5 million, of which approximately $1 million was recognized in the 2004 first quarter.

As a result of these amendments, Sprint also recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act (the Act) signed into law on December 8, 2003. The Act contains a subsidy to employers who provide prescription drug coverage to retirees that is actuarially equivalent to Medicare Part D. Analysis of Sprint's retiree prescription drug claims data determined that Sprint's retiree prescription drug benefit was actuarially equivalent. In estimating the effects of the Act, estimates of participation rates and per capita claims costs were not changed. The effect of recognizing the federal subsidy related to the Act was a $3 million reduction in the net benefit cost in the 2004 first quarter and a $73 million reduction in the APBO.

--------------------------------------------------------------------------------
8.  Litigation, Claims and Assessments
--------------------------------------------------------------------------------

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by PCS common stockholders. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The lawsuits allege breach of fiduciary duty in connection with the recombination and seek monetary damages.

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

In July 2002, the Federal Communications Commission (FCC) released a declaratory ruling in a matter referred to it by the federal district court for the Western District of Missouri in Sprint's suit against AT&T Corporation for the collection of terminating access charges. The FCC ruled that although nothing prohibited wireless carriers from charging for access to their networks, interexchange carriers were not required to pay such charges absent a contractual obligation to do so. This decision was affirmed by the D.C. Circuit Court of Appeals. Management believes adequate provisions have been recorded in the results of operations.

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

--------------------------------------------------------------------------------
9. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                                    Quarters Ended
                                                                                       March 31,
                                                                          ------------------------------------
                                                                                  2004              2003
             ------------------------------------------------------------ --- -------------- -- --------------
                                                                                      (millions)
             Income tax expense at the federal statutory rate             $        129       $        55
             Effect of:
                State income taxes, net of federal income tax effect                12                 8
                Other, net                                                           5                (2)
             ------------------------------------------------------------ --- -------------- -- --------------

             Income tax expense                                           $        146       $        61
                                                                          --- -------------- -- --------------

             Effective income tax rate                                            39.7%             38.6%
                                                                          --- -------------- -- --------------


--------------------------------------------------------------------------------
10.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

Risk Management Policies

Sprint's derivative instruments include interest rate swaps, stock warrants, variable prepaid forward contracts, credit forward contracts, and foreign currency forward and option contracts. Sprint's derivative transactions are used principally for hedging purposes and comply with board-approved policies. Senior finance management receives frequent status updates of all outstanding derivative positions.

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. Interest rate swap agreements that are designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Interest rate swap agreements designated as cash flow hedges reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed rate.

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

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint's primary transaction exposure results from net payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers and the operation of its international subsidiaries.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. Sprint held only fair-value hedges during 2003 and the 2004 first quarter.

Sprint recorded a $26 million increase in the 2004 first quarter resulting from changes in the fair value of the interest rate swaps. The increase in value for these swaps has been recorded in "Other non-current assets" on the Consolidated Balance Sheets. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying long-term debt.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative losses on stock warrants were immaterial in both the 2004 and 2003 first quarters.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges.

Sprint recorded an $11 million after-tax increase to other comprehensive income in the 2004 first quarter resulting from gains on these cash flow hedges. The changes in other comprehensive income are included in "Net unrealized gains (losses) on qualifying cash flow hedges" in the Consolidated Statements of Comprehensive Income.

Credit Forward Contracts

Sprint held fair value hedges in credit forward contracts during the 2003 first quarter to hedge changes in fair value of certain debt issues. As there is high correlation between the credit forward contracts and the debt issues being hedged, fluctuations in the value of the credit forward contracts are generally offset by changes in the fair value of the debt issues. A nominal amount was recorded in Sprint's Consolidated Statements of Operations in the 2003 first quarter on this investment. The contracts matured in the 2003 third quarter.

Foreign Currency Forward and Option Contracts

Foreign currency forward and option contracts held during the periods were not designated as hedges as defined in SFAS No. 133 and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in both periods presented.

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

--------------------------------------------------------------------------------
11.  Discontinued Operation
--------------------------------------------------------------------------------

In the 2003 first quarter, Sprint sold its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 first quarter, Sprint recognized a pretax gain of $2.13 billion, $1.31 billion after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements. Included in "Discontinued Operations, net" in the 2003 first quarter Consolidated Statements of Operations was $5 million of previously reported "Net operating revenues" and "Income from continuing operations before income taxes."

--------------------------------------------------------------------------------
12.  Other Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's net cash paid (received) for interest and income taxes was as follows:

                                                                                  Quarters Ended
                                                                                     March 31,
                                                                        -- ------------- -- -------------
                                                                               2004             2003
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Interest (net of capitalized interest)              $      380       $      419
                                                                        -- ------------- -- -------------
                    Income taxes                                        $       (1)      $        9
                                                                        -- ------------- -- -------------


Sprint's non-cash activities included the following:

                                                                                  Quarters Ended
                                                                                     March 31,
                                                                        -- ------------- -- -------------
                                                                               2004             2003
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Common stock issued under Sprint's employee
                       benefit stock plans                              $        -       $         6
                                                                        -- ------------- -- -------------
                    Settlement of shareholder suit                      $        5       $         -
                                                                        -- ------------- -- -------------


--------------------------------------------------------------------------------
13.  Segment Information
--------------------------------------------------------------------------------

Sprint is divided into three main lines of business: the PCS wireless division, the global markets division and the local division. Other consists primarily of wholesale distribution of telecommunications products.

Sprint manages its segments to the operating income level of reporting. Items below operating income are held at a corporate level. The reconciliation from operating income to net income is shown on the face of the Consolidated Statements of Operations.

Segment financial information was as follows:


----------------------------------------------------------------------------------------------------------------

                              PCS          Global                                     Corporate
Quarters Ended              Wireless       Markets        Local                          and
March 31,                   Division      Division       Division      Other(1)     Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2004
Net operating revenues  $   3,437      $   1,912     $    1,506     $     196     $    (344)      $    6,707
Affiliated revenues             4            169             56           115          (344)               -
Operating income (loss)       257             11            446            (8)            8              714

2003
Net operating revenues  $   2,947      $   2,046     $    1,532     $     187     $    (373)      $    6,339
Affiliated revenues             3            193             52           125          (373)               -
Operating income (loss)       140              4            462           (10)            8              604
----------------------------------------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 11 for additional information.

(2) Revenues eliminated in consolidation consist principally of local access charged to the global markets division by the local division, equipment purchases from the wholesale distribution business, interexchange services provided to the local division, long-distance services provided to the PCS wireless division for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS wireless division and handset purchases from the PCS wireless division.


Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
                                         PCS        Global
Quarters Ended                         Wireless     Markets       Local
March 31,                              Division     Division     Division    Other(1) Eliminations(2),(3) Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2004
Voice                                $       -   $   1,186    $    1,147   $       -   $    (196)       $    2,137
Data                                         -         452           195           -         (19)              628
Internet                                     -         223             -           -          (3)              220
Wireless services                        3,437           -             -           -          (3)            3,434
Other                                        -          51           164         196        (123)              288
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   3,437   $   1,912    $    1,506   $     196   $    (344)       $    6,707
                                     ----------------------------------------------------------------------------------


2003
Voice                                $       -   $   1,293    $    1,183   $       -   $    (242)       $    2,234
Data                                         -         462           173           -           -               635
Internet                                     -         243             -           -           -               243
Wireless services                        2,947           -             -           -          (3)            2,944
Other                                        -          48           176         187        (128)              283
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   2,947   $   2,046    $    1,532   $     187   $    (373)       $    6,339
                                     ----------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 11 for additional information.

(2) Revenues eliminated in consolidation consist principally of local access charged to the global markets division by the local division, equipment purchases from the wholesale distribution business, interexchange services provided to the local division, long-distance services provided to the PCS wireless division for resale to PCS customers and for internal business use, Caller ID services provided by the local division to the PCS wireless division and handset purchases from the PCS wireless division.

(3) Prior to the 2003 second quarter, elimination information for the global markets division was not tracked at a specific products and services level. All eliminations were considered voice revenues.

--------------------------------------------------------------------------------
14.  Subsequent Events
--------------------------------------------------------------------------------

Dividend Declaration

On April 20, 2004, Sprint's board of directors declared a dividend of 12.5 cents per share on the FON common stock to shareholders of record at the close of business, June 9, 2004. The dividend will be paid June 30, 2004.

Debt Extinguishment

In May 2004, Sprint repurchased $750 million aggregate principal amount of its 6.0% equity unit senior notes, scheduled to mature August 17, 2006, from a single noteholder. Upon completion of this transaction, $975 million aggregate principal amount of these notes remains outstanding.

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

These statements reflect management's judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer and network usage, customer growth and retention, pricing, operating costs, the timing of various events and the economic environment.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

o       extent and duration of any economic downturn;
o the effects of vigorous competition in the markets in which Sprint operates;
o the costs and business risks associated with providing new services and entering new markets;
o adverse change in the ratings afforded our debt securities by ratings agencies;
o the ability of the PCS wireless division to continue to grow a significant market presence;
o the ability of the PCS wireless division to continue to improve profitability;
o the ability of the global markets division and the local division to improve cash flow generation;
o the effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
o the uncertainties related to the outcome of bankruptcies affecting the telecommunications industry;
o the impact of financial difficulties of third-party affiliates on the PCS wireless division's network coverage;
o the uncertainties related to Sprint's investments in networks, systems and other businesses;
o the uncertainties related to the implementation of Sprint's business strategies, including our initiative to realign services to enhance the focus on business and consumer customers;
o the impact of new, emerging and competing technologies on Sprint's business;
o       unexpected results of litigation filed against Sprint;
o the impact of wireless local number portability (WLNP) on the PCS wireless division's growth and churn rates, revenues and expenses;
o the risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;
o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes including the impact of the Telecommunications Act of 1996 (Telecom Act), or other external factors over which Sprint has no control; and
o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

The words "estimate," "project," "intend," "expect," "believe," "target" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2003 Form 10-K, and you are encouraged to review these filings.

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network, which provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers.

Sprint is the nation's third-largest provider of long distance services, based on revenues, and operates nationwide, all-digital long distance and tier one Internet Protocol networks. Sprint currently serves approximately 7.9 million access lines in its franchise territories in 18 states. Additionally, Sprint provides local service using its facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. Sprint also operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. The PCS wireless division, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS wireless division service, including third party affiliates, reaches a quarter billion people. The PCS wireless division, combined with our wholesale and affiliate partners, served more than 21 million customers at the end of the 2004 first quarter.

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. Due to changes in telecommunications, including bankruptcies, over-capacity and the current economic environment, Sprint continues to assess the implications on its operations. Any such assessment may impact the valuation of its long-lived assets.

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

Business Transformation

Currently, Sprint's operations are divided into three lines of business: the PCS wireless division, the global markets division and the local division.

In the 2003 fourth quarter, Sprint undertook an initiative to realign internal resources. This effort was implemented to enhance the customer-facing focus on the needs and preferences of two distinct consumer types - businesses and individuals. This effort is expected to enable Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions. During 2004, Sprint intends to continue to measure its activities using its current business segments, and begin to measure certain activities under this customer-focused approach.

Throughout 2004, management anticipates continuing to make decisions using the current segmentation taking into consideration the re-aligned customer-focused approach.

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

Elimination of Tracking Stocks

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including the PCS wireless division, the global markets division and the local division.

FON common stock and PCS common stock were intended to reflect the financial results and economic value of the FON and PCS Groups. However, they were classes of common stock of Sprint, not of the group they were intended to track. Accordingly, FON and PCS shareholders were each subject to the risks related to an equity investment in Sprint and all of Sprint's businesses, assets and liabilities. Shares of FON common stock and PCS common stock did not represent a direct legal interest in the assets and liabilities allocated to either group, but rather represented a direct equity interest in Sprint assets and liabilities as a whole.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

Net operating revenues increased 6% to $6.7 billion in the 2004 first quarter compared to $6.3 billion in the same 2003 period reflecting growth in the PCS wireless division's revenues partially offset by declining long distance voice revenues in the global markets division.

Income from continuing operations increased to $222 million in the 2004 first quarter compared to $97 million in the 2003 first quarter and includes the after-tax impacts of the items discussed below.

In the 2004 first quarter, income from continuing operations included a $19 million charge related to severance costs associated with Sprint's transformation and the wind-down of its web hosting business, as well as $9 million in advisory fees associated with the recombination of the tracking stocks.

In the 2003 first quarter, income from continuing operations included a $32 million charge to settle derivative action and securities class action litigation, a $12 million charge reflecting the premiums paid on debt tender offers, and a $6 million charge associated with the termination of a software development project.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

PCS Wireless Division

The PCS wireless division operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. The PCS wireless division, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. The PCS wireless division's service, together with third party affiliates, reaches a quarter billion people. The PCS wireless division combined with our wholesale and affiliate partners served more than 21 million customers at the end of the 2004 first quarter. The PCS wireless division provides nationwide service through a combination of:

o operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all transmission bits, sending a scrambled transmission of the encoded information over the air and reassembling the speech and data into its original format,
o affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,
o roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and
o       roaming on other providers' digital networks that use CDMA.

Sprint PCS customers can use their phones through roaming agreements in countries other than the United States, including areas of:

o       Asia Pacific, including China, Guam, Hong Kong and New Zealand,
o       Canada and Mexico,
o Central and South America, including Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Paraguay and Uruguay, and
o       Most major Caribbean Islands.

Sprint's third generation (3G) capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "PCS Vision(TM)," allows consumer and business customers to use their Vision-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

The PCS wireless division supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services using Sprint's spectrum under the Sprint brand name on CDMA networks built and operated at their own expense. Several of these affiliates are experiencing financial difficulties and are evaluating or have completed restructuring activities. Two affiliates have filed for bankruptcy protection and one of them continues to pursue claims against Sprint in the bankruptcy court. One other affiliate has filed suit against us. Several of the affiliates are disputing and refusing to pay amounts owed to Sprint. Reserves have been established that are expected to provide for the ultimate resolution of these disputes, and Sprint is in negotiations with some of the affiliates regarding restructuring its relationship with them.

Sprint has reached agreements with several of its affiliates, including two of the largest who have completed restructuring activities. Sprint has amended the existing agreements to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover nearly 50% of the customers served by all affiliates. The agreements provide simplified and predictable long-term pricing for service bureau fees and stability to the rates charged for inter-area service fees. In addition, the agreements settled all significant outstanding disputes.

The PCS wireless division may incur additional expenses to ensure that service is available to its customers in the areas served by its affiliates. If any of the PCS wireless division affiliates cease operations, the PCS wireless division may incur roaming charges in areas where service was previously provided by the affiliates and costs to meet FCC buildout and renewal requirements, as well as experience lower revenues.

The PCS wireless division also provides wireless services to companies that resell wireless services to their customers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service. In the 2003 third quarter, Sprint executed a five year wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers will use Sprint's national PCS network and have access to Sprint-branded PCS Vision data services. Qwest will continue to provide sales and service support to its wireless customers, including the promotion and sale of handsets and price plans, as well as provide customer service, including billing and account information. Sprint will serve as the exclusive provider to Qwest of wireless services for resale in the markets served by the PCS wireless division. Qwest began adding new customers in the 2004 first quarter. The transition of existing customers will begin in the 2004 second quarter and is expected to be complete by year-end.

The PCS wireless division also includes its investment in Virgin Mobile, USA, a joint venture to market wireless services, principally to youth and pre-pay segments.


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues                         $    3,437       $    2,947        $       490            16.6%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,744            1,448                296            20.4%
   Selling, general and administrative                778              741                 37             5.0%
   Depreciation                                       654              608                 46             7.6%
   Restructuring and asset impairment                   4               10                 (6)          (60.0)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            3,180            2,807                373            13.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      257       $      140        $       117            83.6%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $      412       $      187        $       225           120.3%
                                               -- ------------- -- -------------- -- -------------


The PCS wireless division markets its products through multiple distribution channels, including its own retail stores as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 21.4% of net operating revenues in the 2004 first quarter compared to 22.8% for the same 2003 period.

Net Operating Revenues


                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2004             2003
                     ------------------------------------------------------------------------

                     Customers
                        (millions)                                  16.3             15.0
                                                           ----------------------------------
                     Average monthly service revenue per
                        user (ARPU)                        $          61    $          59
                                                           ----------------------------------
                     Customer churn rate                             2.9%             3.1%
                                                           ----------------------------------


Average monthly service revenue per user (ARPU) is calculated by dividing wireless service revenues by weighted average monthly wireless subscribers to measure revenue on a per user basis. This is a measure which uses GAAP as the basis for the calculation. ARPU, which is used by most wireless companies, is a method of valuing the recurring activity by measuring revenue on a per user basis. Analysts and investors primarily use ARPU to compare relative value across the wireless industry.

Net operating revenues include service revenues and revenues from sales of handsets and accessory equipment. Service revenues consist of monthly recurring charges, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 14.2% in the 2004 first quarter period from the same 2003 period reflecting an increase in the number of customers, increased revenues from data services, customer elections to add services to their base plans and increased fees. These increases were partially offset by lower overage charges from usage-based plans. Average monthly usage in the 2004 first quarter was approximately 15 hours per month, an increase of more than three hours when compared to the 2003 first quarter. At the end of the period 38% of the customer base was subscribing to data services compared to approximately 25% at the end of the 2003 first quarter.

The PCS wireless division had 414,000 post-paid retail additions in the 2004 first quarter, ending the period with approximately 16.3 million customers compared to approximately 15.0 million customers at the end of the 2003 first quarter. Resellers added 420,000 customers in the first quarter of 2004, which increased their customer base to 2.0 million, principally due to Virgin Mobile, USA. The PCS wireless division third party affiliates added 138,000 customers in the first quarter of 2004. This brings the total number of customers served on the PCS and affiliate networks, including post-paid retail, affiliate and wholesale customers, to more than 21.3 million at the end of the 2004 first quarter. In the 2004 first quarter, more than half of new post-paid retail customers chose to include PCS Vision in their service package.

Customer churn is calculated by dividing the customers who discontinued PCS service by the weighted average subscribers for the period. This is an operational measure which is used by most wireless companies as a method of estimating the life of the customer. Analysts and investors primarily use churn to compare relative value across the wireless industry. The customer churn rate in the 2004 first quarter was 2.9% compared to 3.1% for the same 2003 period. Improvement was due to effective customer retention programs, as well as credit management policies. This improvement was partially offset by an increase in voluntary churn due in part to the institution of WLNP in the 2003 fourth quarter.

Revenues from sales of handsets and accessories, including new customers and upgrades, were approximately 11.0% of net operating revenues in the 2004 first quarter compared to 9.1% for the same 2003 period. The increase was mainly due to higher customer additions and higher retail prices, which was partially offset by higher rebates. As part of the PCS wireless division's marketing plans, handsets, net of rebates, are normally sold at prices below the PCS wireless division's cost.

Other service revenues consist primarily of net revenues retained from Sprint PCS customers residing in PCS affiliate territories and revenues from the sale of PCS services to companies that resell those services to their customers on a retail basis. Other revenues represented 3.5% of net operating revenues in the 2004 first quarter compared to 2.5% for the same 2003 period. These increases mainly reflect net additions to the affiliate and wholesale customer base.

Costs of Services and Products

The PCS wireless division's costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer service costs and other network-related costs. These costs increased 20% in the 2004 first quarter from the same 2003 period. These increases were primarily due to network support of a larger customer base, higher minutes of use and expanded market coverage. Equipment costs also increased due to higher gross additions and handset upgrades as well as a decline in availability of refurbished handsets. These increases were somewhat offset by scale benefits resulting from the increased customer base and decreases in information technology expense. Handset and equipment costs were 41% of total costs of services and products in the 2004 first quarter compared to 40% for the same 2003 period. Costs of services and products were 50.7% of net operating revenues in the 2004 first quarter compared to 49.1% for the same 2003 period.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expense mainly includes marketing costs to promote products and services, as well as related salary and benefit costs. SG&A expense increased 5% in the 2004 first quarter from the same 2003 period reflecting an increase in marketing, sales and distribution costs primarily driven by higher gross post-paid retail additions and an increase in the number of our own retail stores. This increase was offset by a decline in bad debt expense due to a better credit class mix, leading to lower write-offs and higher recovery. SG&A expense was 22.6% of net operating revenues in the 2004 first quarter compared to 25.1% for the same 2003 period. Bad debt expense as a percentage of net revenues was 1.1% in the 2004 first quarter compared to 3.0% in the same 2003 period. Reserve for bad debt as a percent of outstanding accounts receivable was 6.8% at the end of the 2004 first quarter and 7.3% at year-end 2003. This improvement was mainly driven by lower involuntary churn and improved cash collections.

Depreciation

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation expense increased 8% in the 2004 first quarter from the same 2003 period due to an increase in the network asset investment during 2003 and the 2004 year-to-date period. Depreciation expense was 19.0% of net operating revenues in the 2004 first quarter compared to 20.6% for the same 2003 period.

Restructuring and Asset Impairment

In the first quarter of 2004, the PCS wireless division recorded a $4 million restructuring charge representing severance associated with Sprint's transformation to a customer-focused organizational design.

In the first quarter of 2003, the PCS wireless division recorded a charge of $10 million associated with the termination of a software development project.

Global Markets Division

The global markets division provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols, such as Internet Protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. Additionally, the global markets division provides local service using Sprint's facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia. The global markets division is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. In addition, the global markets division provides consulting services and international data communications.

The global markets division also includes the operating results of the wireless high speed data and cable TV service operations of the broadband fixed wireless companies using Multichannel Multipoint Distribution Services (MMDS) technology. Sprint is focusing its efforts in the use of MMDS technology on a broad range of alternative strategies. Sprint is continuing to optimize its spectrum portfolio, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,186      $     1,293       $      (107)          (8.3)%
   Data                                                452              462               (10)          (2.2)%
   Internet                                            223              243               (20)          (8.2)%
   Other                                                51               48                 3            6.3%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         1,912            2,046              (134)          (6.5)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,053            1,106               (53)          (4.8)%
   Selling, general and administrative                 516              575               (59)         (10.3)%
   Depreciation                                        320              361               (41)         (11.4)%
   Restructuring and asset impairment                   12                -                12             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             1,901            2,042              (141)          (6.9)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $        11      $         4       $         7             NM
                                               -- ------------- -- -------------- -- -------------

Capital Expenditures                           $        56      $        61       $        (5)          (8.2)%
                                               -- ------------- -- -------------- -- -------------


NM = Not meaningful


Net Operating Revenues

Net operating revenues decreased 6.5% in the 2004 first quarter from the same 2003 period. The overall revenue decrease is in large part due to the decline in voice revenues.

Voice Revenues

Voice revenues decreased 8% in the 2004 first quarter from the same 2003 period due to a decline in consumer voice revenues resulting from wireless, e-mail and instant messaging substitution, aggressive competition from Regional Bell Operating Companies (RBOCs) for consumer and small business customers and aggressive pricing by traditional interexchange carriers and the RBOCs for enterprise customers. Minute volume increased 9% in the 2004 first quarter compared to the 2003 first quarter.

Data Revenues

Data revenues decreased 2% in the 2004 first quarter from the same 2003 period. The decrease is driven by declines in frame relay, private line services and ATM partially offset by an increase in managed network services.

Internet Revenues

Internet revenues decreased 8% in the 2004 first quarter from the same 2003 period. The decline was mainly driven by a decrease in dial IP and web hosting services, somewhat offset by an increase in dedicated IP. Sprint made the decision to exit the web hosting business in the 2003 second quarter.

Other Revenues

Other revenues increased 6% in the 2004 first quarter from the same 2003 period. The increase was primarily due to higher equipment sales.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain our long distance networks, and costs of equipment sales. These costs decreased 5% in the 2004 first quarter from the same 2003 period. The decrease was due to FCC-mandated access rate reductions, favorable carrier access settlements, and initiatives to reduce access unit costs. Costs of services and products for the global markets division were 55.1% of net operating revenues in the 2004 first quarter compared to 54.1% for the same period a year ago.

Selling, General and Administrative

SG&A expenses decreased 10% in the 2004 first quarter from the same 2003 period. The decline was due to reduced bad debt provisions, restructuring efforts, and general cost controls. SG&A expense was 27.0% of net operating revenues in the 2004 first quarter compared to 28.1% for the same period a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.3% in the 2004 first quarter compared to 2.4% for the same 2003 period. This reduction reflects an improvement in collections, aging and recoveries of previously written-off accounts. Reserve for bad debt as a percent of outstanding accounts receivable was 9.8% at the end of the 2004 first quarter and 11.0% at year-end 2003.

Depreciation

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense decreased 11% in the 2004 first quarter from the same period a year ago primarily driven by a decreased asset base due to the asset impairments associated with the wind-down of the web hosting business which occurred in the 2003 second quarter, as well as the extension of the depreciable life of certain high-capacity transmission equipment from eight years to twelve years due to slower anticipated evolution of technology and limited physical deterioration. This extension in life decreased the 2004 first quarter depreciation expense in the global markets division by approximately $25 million. Depreciation expense was 16.7% of net operating revenues in the 2004 first quarter compared to 17.6% for the same 2003 period.

Restructuring and Asset Impairment

In the 2004 first quarter, the global markets division recorded a $12 million restructuring charge representing severance associated with Sprint's transformation to a customer-focused organizational design and the wind-down of the web hosting business.

Local Division

The local division consists mainly of regulated local phone companies serving approximately 7.9 million access lines in 18 states. The local division provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local division's local network, nationwide long distance services to residential customers in its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. The local division provides wireless services to customers in its franchise territories through agency relationships. DSL enables high speed transmission of data over existing copper telephone lines.

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2004              2003                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Voice                                      $      1,147      $     1,183       $       (36)           (3.0)%
   Data                                                195              173                22            12.7%
   Other                                               164              176               (12)           (6.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,506            1,532               (26)           (1.7)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      451              487               (36)           (7.4)%
   Selling, general and administrative                 327              318                 9             2.8%
   Depreciation                                        268              265                 3             1.1%
   Restructuring                                        14                -                14             NM
--------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,060            1,070               (10)           (0.9)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        446      $       462       $       (16)           (3.5)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.6%            30.2%
                                              --- ------------- -- --------------

Capital expenditures                          $        209      $       281       $       (72)          (25.6)%
                                              --- ------------- -- -------------- -- -------------



Net Operating Revenues

Net operating revenues decreased 2% in the 2004 first quarter from the same 2003 period. The decline was driven by lower voice revenue primarily due to fewer access lines and lower consumer long distance services. Equipment sales also contributed to the decrease. The local division ended the 2004 first quarter with approximately 7.9 million switched access lines, a 2% decrease during the past 12 months. The reduction in access lines was driven by wireless and broadband substitution, losses to competitive local providers, and the economic environment. The reduction in access lines is expected to continue, although Sprint expects its ongoing rate of line loss to be less than the loss rates experienced by other major urban carriers. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 6% during the past 12 months. This growth reflects growth in DSL as well as many business customers switching from individual lines to high capacity dedicated circuits.

Voice Revenues

Voice revenues, derived from local exchange services, long distance revenue and switched access revenue, decreased 3% in the 2004 first quarter from the same 2003 period due to a decrease in access lines, lower consumer long distance revenue and the discontinuation of cost recovery related to local number portability.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 13% in the 2004 first quarter compared to a year ago driven by strong growth in DSL lines.

Other Revenues

Other revenues decreased 7% in the 2004 first quarter from the same 2003 period principally driven by lower equipment sales. The decrease in equipment sales was primarily the result of a planned shift in focus to selling higher margin products.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 7% in the 2004 first quarter compared to the same 2003 period. This decrease was mainly driven by general expense controls and lower costs associated with equipment sales, somewhat offset by higher pension costs. Costs of services and products were 29.9% of net operating revenues in the 2004 first quarter compared to 31.8% for the same period a year ago.

Selling, General and Administrative

SG&A expense increased 3% in the 2004 first quarter compared to the same 2003 period. The increase was primarily due to higher pension costs and stock-based compensation offset by lower bad debt expense and general expense controls. SG&A expense was 21.7% of net operating revenues in the 2004 first quarter compared to 20.8% for the same period a year ago. SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.3% in the 2004 first quarter compared to 1.6% in the same period a year ago resulting from improvements in collections and aging. Reserve for bad debt as a percent of outstanding accounts receivable was 8.8% at the end of the 2004 first quarter and 8.5% at year-end 2003.

Depreciation

Estimates and assumptions are used in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense increased 1% in the 2004 first quarter compared to the same 2003 period. Depreciation expense was 17.8% of net operating revenues in the 2004 first quarter compared to 17.3% for the same period a year ago.

Restructuring and Asset Impairment

In the 2004 first quarter, the local division recorded a $14 million restructuring charge representing severance associated with Sprint's transformation to a customer-focused organizational design.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Sprint's effective interest rate on long-term debt was 6.9% in the 2004 first quarter compared to 7.0% in the 2003 first quarter. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See "Liquidity and Capital Resources" for more information on Sprint's financing activities.

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

Other, net

Other, net consisted of the following:

                                                                      Quarters Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                  2004             2003
                     ------------------------------------------------------------------------
                                                                      (millions)
                     Dividend and interest income          $        9       $       14
                     Equity in net losses of affiliates           (12)             (18)
                      Losses from disposal of Property,
                        plant and equipment                         -               (1)
                     Amortization of debt costs                    (6)              (7)
                     Royalties                                      4                3
                     Litigation settlement                          -              (50)
                     Tracking stock recombination                 (15)               -
                     Other, net                                    (6)              (2)
                     ------------------------------------------------------------------------

                     Total                                 $      (26)      $      (61)
                                                           ----------------------------------


Equity in net losses of affiliates was driven by Sprint's investment in Virgin Mobile, USA, in all periods presented.

Royalties are payments made to Sprint by Call-Net equaling 2.5% of Call-Net gross revenues from telecommunication services.

In the 2003 first quarter, Sprint recorded a $50 million charge to settle shareholder litigation.

In the 2004 first quarter, Sprint recorded $15 million in advisory fees relating to the tracking stock recombination.

Income Taxes

See Note 9 of Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

Discontinued Operation, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. In the 2003 first quarter, Sprint recognized a pretax gain of $2.13 billion, $1.31 billion after-tax gain. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements.

Cumulative Effect of Change in Accounting Principle, Net

In the 2003 first quarter, Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS No. 143, Sprint recorded a reduction in the local division's depreciation reserves to remove previously accrued costs of removal. Historically, the local division accrued costs of removal in its depreciable rate, a practice consistent with regulatory requirements and others in the industry. These costs of removal do not meet the standard's definition of an asset retirement obligation liability. This one-time benefit of approximately $420 million resulted in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Sprint's consolidated assets of $42.5 billion decreased $394 million in the 2004 first quarter. Cash and equivalents increased $304 million as operating cash flows exceeded capital expenditures and dividend payments. Net property, plant, and equipment decreased $635 million. Capital expenditures were more than offset by depreciation expense in the 2004 year-to-date period.

--------------------------------------------------------------------------------
Liquidity and Capital Resources
--------------------------------------------------------------------------------

Sprint's board of directors exercises discretion regarding the liquidity and capital resource needs of Sprint's business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Operating Activities

Sprint's operating cash flows of $1.0 billion decreased $14 million in the 2004 first quarter from the same 2003 period. The 2004 decrease was mainly due to a $300 million contribution to the pension trust in the 2004 first quarter, offset by growth in the PCS wireless division.

Investing Activities

Sprint's cash flows used by investing activities, which consisted mainly of capital expenditures, totaled $652 million in the 2004 first quarter compared to $556 million a year ago. The PCS wireless division's capital expenditures were incurred to increase capacity and coverage. Global markets division capital expenditures were incurred mainly to maintain network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services, convert our network from circuit to packet switching, and continue the build-out of high-speed DSL services and to meet federal, state and local regulatory requirements and replace network and support assets. The overall increase in capital expenditures in 2004 was driven mainly by the PCS wireless division.

Financing Activities

Sprint's cash flows used by financing activities totaled $88 million in the 2004 first quarter and $1.7 billion in the year ago period. Financing activities include a $22 million reduction of debt in the 2004 first quarter compared with a reduction of $1.6 billion in the same 2003 period. The debt reduction in the 2003 first quarter was mainly due to the tender for the 2003 and 2004 senior notes and the prepayment of the global markets division accounts receivable securitization. Sprint paid cash dividends of $116 million in the 2004 first quarter compared with $114 million in the 2003 first quarter.

Capital Requirements

Sprint's 2004 investing activities, mainly consisting of capital expenditures, are expected to total approximately $4.0 billion. These expenditures are primarily for increased network capacity and coverage. They also include investments for growth in demand for enterprise services, broadband initiatives and the phased transition from circuit to packet switching. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with growth. Dividend payments are expected to approximate $670 million in 2004 including the impact of the recombination of the tracking stocks in April 2004. Sprint expects overall cash from operations to be $6.5 billion in 2004.

Liquidity

In recent years, Sprint has used the long-term bond market as well as other financial markets to fund its needs. As a result of its improved liquidity position, Sprint currently does not expect to borrow funds through the capital markets in 2004 to fund capital expenditures and operating requirements.

In June 2003, Sprint entered into a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had standby letters of credit serving as a backup to various obligations of approximately $124 million as of March 31, 2004.

Sprint has a PCS wireless division accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $212 million was available as of March 31, 2004.

Sprint has a global markets division accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of March 31, 2004, Sprint had more than $497 million total funding available under the facility.

The undrawn loan facilities described above would charge interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint's credit ratings.

Debt maturities, including capital lease obligations, for the remainder of 2004 total approximately $570 million. Sprint's $2.7 billion cash balance at March 31, 2004, existing financing agreements, and expected 2004 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. On March 31, 2004, Sprint's most restrictive debt covenant would allow an additional $6.7 billion of debt. Sprint is currently in compliance with all debt covenants associated with its borrowings.

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

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of March 31, 2004, Sprint had no outstanding interest rate cash flow hedges.

Other Derivatives

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2003, Sprint entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers and from the operation of its international subsidiaries. These international operations were not material to the consolidated financial position at March 31, 2004 or results of operations or cash flows for the quarter ended March 31, 2004. Sprint has not entered into any significant foreign currency forward and option contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Approximately 92% of Sprint's outstanding debt at March 31, 2004 is fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless market conditions are favorable.

As of March 31, 2004, Sprint held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint pays a floating rate of interest equal to the six-month LIBOR, plus a fixed spread, which averaged 4.1% as of March 31, 2004, and received an average interest rate equal to the coupon rates stated on the underlying senior notes of 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $54 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore, there is no impact to earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable-rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $14 million on the Statements of Operations and Consolidated Statements of Cash Flows at March 31, 2004. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decrease in market interest rates would cause a $533 million increase in fair market value of its debt to $20 billion. This analysis includes the hedged debt, but excludes Sprint's equity unit notes.

Foreign Currency Risk

Sprint also enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency payable related to settlement of international telecommunications access charges and the operation of international subsidiaries. The dollar equivalent of Sprint's net foreign currency payables from international settlements was $40 million and net foreign currency receivables from international operations was $25 million at March 31, 2004. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $1 million.

                                                                         PART I.
                                                                          Item 4

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of this Form 10-Q and as of March 31, 2004, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to update their review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, as well as members of the financial accounting and legal departments, to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2004 and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules governing this report. No changes were made in Sprint's internal controls over financial reporting during the 2004 first quarter that have materially affected or are reasonably likely to materially affect Sprint's financial reporting.

                                                                        PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         All of the purported class action lawsuits relating to the recombination of the tracking stocks filed in the District Court of Johnson County, Kansas that were reported in Sprint's 2003 Annual Report on Form 10-K have been consolidated in the District Court of Johnson County, Kansas. Two additional lawsuits were filed in Johnson County, Kansas and have also been consolidated. The previously reported lawsuit filed in the Supreme Court of the State of New York has been voluntarily stayed by the plaintiff. The plaintiff's withdrew their request for a preliminary injunction. The lawsuits allege breach of fiduciary duty in connection with the recombination and seek monetary damages.

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

Item 2.  Changes in Securities

         Bylaws Amendment

         On April 20, 2004, Sprint's board of directors amended Sprint's bylaws to specifically provide for continuation of indemnification for actions that occur before any amendment to or repeal of the indemnification provision contained in the bylaws. The amendment also clarifies and confirms that serving on an employee benefit plan committee is serving at the request of the corporation and therefore any committee member is entitled to indemnification under the bylaws.

         In addition, the board of directors amended Sprint's bylaws, effective April 23, 2004, to remove provisions relating to the Capital Stock Committee. The Capital Stock Committee was a committee of independent members of the board of directors that interpreted and supervised the implementation of the board's policies to address tracking stock issues.

         Shareholder Rights Plan Amendment

         In connection with the recombination of the tracking stocks, the board of directors amended Sprint's Rights Agreement, effective April 23, 2004. The PCS group rights were converted into FON group rights, based on the conversion ratio, and the FON group rights were redesignated merely as "rights". The rights are now the same for all holders of Sprint common stock. These rights are the same as the FON group rights in existence before April 23, 2004.

         Articles Amendment

         In connection with the amendment to the Rights Agreement, the board of directors amended Sprint's Articles of Incorporation by adopting modified terms for the Preferred Stock-Sixth Series, which is the preferred stock that the holders of rights are entitled to purchase under certain circumstances if certain takeover events occur. The Preferred Stock - Sixth Series was the preferred stock that the holders of FON group rights were entitled to purchase if certain takeover events had occurred before the recombination of the tracking stocks. In addition, the board of directors authorized the elimination of the Preferred Stock - Eighth Series, which was the preferred stock that the holders of PCS group rights were entitled to purchase if certain takeover events had occurred before the recombination of the tracking stocks.

         Sale of Unregistered Equity Securities

         The settlement of the derivative action filed in 2000 by Amalgamated Bank, an institutional shareholder, included an award of attorney's fees to plaintiff's counsel in the form of 250,000 shares of FON common stock and 500,000 shares of PCS common stock. The settlement was approved by the court in December 2003, and the shares were issued in January 2004. Sprint reserved for these shares in the 2003 first quarter.

         The shares of common stock were not registered under the Securities Act of 1933. The common stock was exempt from registration under the Securities Act by the provisions of Section 3(a)(10) of the Securities Act.

         Issuer Purchases of Equity Securities

                                              --- ------------- -- -------------- -- ------------- -----------------
                                                                                        Total       Maximum Number
                                                                                      Number of    (or Approximate
                                                                                        Shares       Dollar Value)
                                                                                       Purchased    of Shares that
                                                                                      as Part of      May Yet Be
                                                     Total            Average          Publicly        Purchased
                                                   Number of        Price Paid        Announced        Under the
                                                     Shares             Per            Plans or        Plans or
       Period                                     Purchased(1)        Share(2)         Programs        Programs
                                              --- ------------- -- -------------- -- ------------- -----------------


         January 1 through January 31
              FON Stock                                   -                 -               -             -
              PCS Stock                                   -                 -               -             -

         February 1 through February 29
              FON Stock                               5,991     $      17.700               -             -
              PCS Stock                               6,383     $       8.850               -             -

         March 1 through March 31
              FON Stock                             156,730     $      17.555               -             -
              PCS Stock                             157,520     $       8.805               -             -


         (1) All acquisitions of equity securities during the 2004 first quarter were the result of the operation of the terms of Sprint's shareholder approved equity compensation plans (the Management Incentive Stock Option Plan and the 1997 Long-Term Stock Incentive Program) and the terms of the equity grants pursuant to those plans, as follows: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units, and (iii) the exercise of options. Excludes shares used for the exercise price of options and required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units when only the net shares were issued.

         (2) Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the date of vesting of the restricted stock, the delivery date of the stock underlying restricted stock units, and the date of the exercise of the option.

         No options may be granted pursuant to the Management Incentive Stock Option Plan after April 18, 2005. No awards may be granted pursuant to the 1997 Long-Term Stock Incentive Program after April 15, 2007. Options, restricted stock awards and restricted stock unit awards outstanding on those dates may continue to be outstanding after those dates. Sprint cannot estimate how many shares will be acquired in the manner described in footnote (1) to the table above through operation of these plans.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 20, 2004, Sprint held its annual meeting of shareholders. In addition to the election of four directors to serve a term of one year, the shareholders ratified the appointment of KPMG LLP as independent auditors of Sprint for 2004. The shareholders did not approve four shareholder proposals.

         The following votes were cast for each of the following nominees for director or were withheld with respect to such nominees:

                                                For                    Withheld
           Gordon M. Bethune              1,118,424,077               8,619,249
           E. Linn Draper, Jr.            1,119,191,385              27,851,941
           Deborah A. Henretta            1,119,101,182              27,942,144
           Linda Koch Lorimer             903,478,590                243,564,736

         The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as independent auditors of Sprint for 2004:

           For                                         1,104,672,293
           Against                                     23,537,370
           Abstain                                     18,833,820

         The following votes were cast with respect to a shareholder proposal requesting the Sprint board to adopt an executive compensation policy that all future stock option grants to senior executives be indexed to an industry peer group stock performance index.

           For                                         308,500,915
           Against                                     658,961,361
           Abstain                                     23,390,075
           Broker Non-Votes                            156,190,973

         The following votes were cast with respect to a shareholder proposal requesting the Sprint board to (1) establish a cap on the total compensation that may be paid to the CEO in a given year equal to 50 times the average compensation paid to employees not exempt from coverage under the Fair Labor Standards Act in the prior year and (2) report to shareholders on the policy before the 2005 annual shareholders' meeting.

           For                                         90,250,278
           Against                                     879,936,280
           Abstain                                     20,670,932
           Broker Non-Votes                            156,185,834

         The following votes were cast with respect to a shareholder proposal urging the Sprint board to amend the bylaws, effective upon expiration of current employment contracts, to require that an independent director be chairman of the board of directors.

           For                                         346,806,821
           Against                                     622,117,140
           Abstain                                     21,932,429
           Broker Non-Votes                            156,186,935

         The following votes were cast with respect to a shareholder proposal requesting the Sprint board to establish an independent committee to prepare a report evaluating the risk of damage to Sprint's brand name and reputation in the United States resulting from its offshoring initiative and make copies of the report available to shareholders upon request.

           For                                         90,348,634
           Against                                     803,327,826
           Abstain                                     97,175,145
           Broker Non-Votes                            156,191,721

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.80 in the 2004 first quarter and 1.32 in the 2003 first quarter. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

         Debt Extinguishment

         In May 2004, Sprint repurchased $750 million aggregate principal amount of its 6.0% equity unit senior notes, scheduled to mature August 17, 2006, from a single noteholder. Upon completion of this transaction, $975 million aggregate principal amount of these notes remains outstanding.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3) Articles of Incorporation and Bylaws:

                  (a) Restated Articles of Incorporation, dated as of December 9, 2003

                  (b) Certificate of Designation, Preferences and Rights of Preferred Stock-Sixth Series, dated as of April 23, 2004

                  (c) Certificate of Elimination of Designations of Preferred Stock-Eighth Series, dated as of April 23, 2004

                  (d)    Amended and Restated Bylaws

           (4) Instruments defining the Rights of Sprint's Security Holders:

                  (a) The rights of Sprint's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See Exhibits 3(a), 3(b) and 3(c).

                  (b) Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders' Meetings are set forth in Article III of the Bylaws. See Exhibit 3(d).

                  (c) Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Corporation's Registration Statement on Form 8-A relating to Sprint's Rights, filed April 12, 2004, and incorporated herein by reference).

           (10)   Executive Compensation Plans and Arrangements

                  (a) Executive Deferred Compensation Plan, as amended.

                  (b) Directors' Deferred Fee Plan, as amended.

                  (c) Amended and Restated Centel Directors Deferred
                      Compensation Plan.

                  (d) Management Incentive Stock Option Plan, as amended.

                  (e) 1997 Long-Term Stock Incentive Program, as amended.

                  (f) Form of Election relating to 2003 Executive restricted stock unit awards.

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

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures Sprint Corporation FON Group Operating Statistics
              Sprint Corporation PCS Group Operating Statistics
              Sprint Corporation--FON Group--Local Division Selected Information

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

         Sprint filed a Current Report on Form 8-K dated March 2, 2004, in which it reported that it had announced the appointment of two new independent directors, Gordon M. Bethune, Chairman of the Board and Chief Executive Officer of Continental Airlines, Inc., and Deborah A. Henretta, President of Proctor & Gamble's global baby care division, to the Sprint board of directors.

         Sprint filed a Current Report on Form 8-K dated April 5, 2004, in which it reported that it had been advised of the plaintiffs' decision to withdraw their request for a preliminary injunction in the lawsuits relating to the recombination of Sprint's PCS and FON tracking stocks.

         Sprint filed a Current report on Form 8-K dated April 20, 2004, in which it reported that it announced 2004 first quarter results. The news release, which was furnished as an exhibit to the Current Report, included the following information:

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures Sprint Corporation Operating Statistics
              Sprint Corporation Reconciliation of Earnings Per Share
              Sprint Corporation Selected Information

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


Dated:  May ____, 2004