Form 10-Q/A
period 2004-03-31
SPRINT CORP
filed 2004-05-10
CIK 101830

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

                                EXPLANATORY NOTE

Sprint Corporation hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Form 10-Q") as set forth in this quarterly report on Form 10-Q/A (the "Form 10-Q/A"). This Form 10-Q/A includes amendments to the following:

        o       Signature Page
        o       Exhibit 31(a)
        o       Exhibit 31(b)
        o       Exhibit 32(a)
        o       Exhibit 32(b)

Each of these pages has been updated to reflect that the officers signed this document and their certifications on May 7, 2004.

All other items of the Form 10-Q are simply restated herein and have not been amended.


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


Dated:  May 7, 2004