Form 10-Q
period 2004-06-30
SPRINT CORP
filed 2004-08-05
CIK 101830

Microsoft Word 10.0.4219;

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                      June 30, 2004
                               -------------------------------------------------

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

Yes    X          No
   -----------      ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X          No
   -----------      ----------

                                     COMMON SHARES OUTSTANDING AT July 31, 2004:
                                        FON COMMON STOCK
                                        Series 1                   1,347,555,148
                                        Series 2                      85,855,178


TABLE OF CONTENTS
                                                                                                      Page
                                                                                                    Reference
Part I - Financial Information

             Item 1.  Sprint Corporation Financial Statements

                      Consolidated Financial Statements
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income                                    2
                      Consolidated Balance Sheets                                                        3
                      Consolidated Statements of Cash Flows                                              5
                      Consolidated Statement of Shareholders' Equity                                     6
                      Condensed Notes to Consolidated Financial Statements                               7

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            22

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         40

             Item 4.  Controls and Procedures                                                            41

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  42

             Item 2.  Changes in Securities                                                              42

             Item 3.  Defaults Upon Senior Securities                                                    43

             Item 4.  Submission of Matters to a Vote of Security Holders                                44

             Item 5.  Other Information                                                                  45

             Item 6.  Exhibits and Reports on Form 8-K                                                   45

Signature                                                                                                47

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

         (b) Certification of Chief Financial Officer Pursuant to 18
             U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                                                                                                             Part I.
                                                                                                                             Item 1.

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)
                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2004             2003              2004              2003
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                        $       6,869     $     6,463       $     13,576     $      12,802
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                     3,142           2,893              6,225             5,732
   Selling, general and administrative                1,681           1,600              3,318             3,250
   Depreciation and amortization                      1,243           1,252              2,486             2,488
   Restructuring and asset impairments                   96             348                126               358
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                           6,162           6,093             12,155            11,828
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income                                        707             370              1,421               974

Interest expense                                       (310)           (351)              (630)             (717)
Premium on early retirement of debt                     (20)              -                (20)              (19)
Other, net                                               (4)            (21)               (30)              (82)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                  373              (2)               741               156
Income tax expense                                     (140)              -               (286)              (61)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations
                                                        233              (2)               455                95
Discontinued operation, net                               -               9                  -             1,322
Cumulative effect of change in accounting
   principle, net                                         -               -                  -               258
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income                                              233               7                455             1,675
Earnings allocated to participating
   securities                                            (6)              -                 (6)                -
Preferred stock dividends paid                           (1)             (1)                (3)               (3)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings Applicable to Common Stock           $         226     $         6       $        446     $       1,672
                                              --- ------------- -- -------------- -- ------------- --- -------------


Diluted Earnings per Common Share
    Continuing operations                     $        0.16     $         -       $       0.31     $        0.07
    Discontinued operation                                -            0.01                  -              0.94
    Cumulative effect of change in
       accounting principle, net                          -               -                  -              0.18
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total                                         $        0.16     $         -       $       0.31     $        1.18
                                              --- ------------- -- -------------- -- ------------- --- -------------
 Diluted weighted average common shares             1,438.1         1,412.0            1,437.3           1,413.5
                                              --- ------------- -- -------------- -- ------------- --- -------------


Basic Earnings per Common Share
    Continuing operations                     $        0.16     $         -       $       0.31     $        0.07
    Discontinued operation                                -            0.01                  -              0.94
    Cumulative effect of change in
       accounting principle, net                          -               -                  -              0.18
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total                                         $        0.16     $         -       $       0.31     $        1.19
                                              --- ------------- -- -------------- -- ------------- --- -------------
Basic weighted average common shares                1,426.5         1,412.0            1,425.4           1,409.8
                                              --- ------------- -- -------------- -- ------------- --- -------------

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(millions)
                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2004             2003              2004              2003
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income                                    $      233        $         7       $       455      $      1,675
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income

   Unrealized holding gains on securities             26                 41                 5                40
   Income tax expense                                (10)               (15)               (2)              (15)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains on securities
   during the period                                  16                 26                 3                25

   Reclassification adjustment for gains on
     securities included in net income                 -                 (2)               (2)               (3)
   Income tax expense                                  -                  1                 1                 2
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income                              -                 (1)               (1)               (1)

Foreign currency translation adjustments               -                 (3)                -                (1)

   Unrealized losses on qualifying cash
     flow hedges                                     (20)               (28)               (3)              (30)
   Income tax benefit                                  7                 11                 1                12
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized losses on qualifying cash
   flow hedges during the period                     (13)               (17)               (2)              (18)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income                       3                  5                 -                 5
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income                          $      236        $        12       $       455      $      1,680
                                              --- ------------- -- -------------- -- ------------- --- -------------

























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions)
                                                                                          June 30,       December 31,
                                                                                            2004             2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets
     Current assets
       Cash and equivalents                                                            $        2,378    $        2,424
       Accounts receivable, net of allowance for doubtful accounts of
          $287 and $276                                                                         2,999             2,876
       Inventories                                                                                754               582
       Prepaid expenses                                                                           326               279
       Other                                                                                      402               450
-------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,859             6,611

     Gross property, plant and equipment                                                       54,732            54,247
     Accumulated depreciation                                                                 (28,387)          (26,971)
-------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                         26,345            27,276

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       3,380             3,385
        Other intangibles                                                                          68                32
-------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       7,849             7,818
        Accumulated amortization                                                                   (5)               (3)
-------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         7,844             7,815

     Other assets                                                                                 993             1,148
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $       42,041    $       42,850
                                                                                      -----------------------------------





























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(millions, except per share data)
                                                                                          June 30,        December 31,
                                                                                            2004              2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Shareholders' Equity
     Current liabilities
       Current maturities of long-term debt                                             $       1,342    $         594
       Accounts payable                                                                         2,332            2,197
       Accrued interconnection costs                                                              486              503
       Accrued taxes                                                                              429              407
       Advance billings                                                                           608              572
       Accrued restructuring costs                                                                184              117
       Payroll and employee benefits                                                              429              683
       Accrued interest                                                                           358              378
       Other                                                                                      999            1,025
-------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,167            6,476

     Noncurrent liabilities
       Long-term debt and capital lease obligations                                            15,702           16,841
       Equity unit notes                                                                          975            1,725
       Deferred income taxes                                                                    2,025            1,789
       Postretirement and other benefit obligations                                             1,357            1,572
       Other                                                                                    1,041              976
-------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            21,100           22,903

     Redeemable preferred stock                                                                   247              247

     Shareholders' equity
       Common stock
         FON, par value $2.00 per share, 3,000.0 shares authorized, 1,427.1 and
            904.3 shares issued and outstanding                                                 2,854            1,809
         PCS, par value $1.00 per share, 4,000.0 shares authorized, 0 and 1,035.4
            shares issued and outstanding                                                           -            1,035
       Capital in excess of par or stated value                                                10,215           10,084
       Retained earnings                                                                        1,179            1,017
       Accumulated other comprehensive loss                                                      (721)            (721)
-------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,527           13,224
-------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      42,041    $      42,850
                                                                                      -----------------------------------



















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

------------------------------------------------------------------ ----------------- ----------------- ----------------
Year-to-Date June 30,                                                                      2004             2003
------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income                                                                            $        455     $      1,675
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discontinued operation, net                                                                 -           (1,322)
     Cumulative effect of change in accounting principle, net                                    -             (258)
     Depreciation and amortization                                                           2,486            2,488
     Deferred income taxes                                                                     251              644
     Net losses on write-down of assets                                                          -              347
     Changes in assets and liabilities:
         Accounts receivable, net                                                             (123)              49
         Inventories and other current assets                                                 (239)              62
         Accounts payable and other current liabilities                                         76           (1,079)
         Noncurrent assets and liabilities, net                                               (100)             234
     Other, net                                                                                140              128
------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities of continuing operations                           2,946            2,968
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (1,688)          (1,492)
Investments in and loans to other affiliates, net                                               (5)             (12)
Investments in debt securities                                                                (116)               -
Proceeds from debt securities                                                                  195                -
Other, net                                                                                     (24)              77
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                              (1,638)          (1,427)
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from debt                                                                               -               44
Payments on debt                                                                            (1,112)          (1,903)
Proceeds from common stock issued                                                               45                3
Dividends paid                                                                                (295)            (228)
Other, net                                                                                       8               16
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by financing activities of continuing operations                              (1,354)          (2,068)
------------------------------------------------------------------------------------ --- ------------- -- -------------

------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                                -            2,231
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    (46)           1,704
Cash and Equivalents at Beginning of Period                                                  2,424            1,035
------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,378     $      2,739
                                                                                     --- ------------- -- -------------












                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(millions)
Year-to-Date June 30, 2004
------------------------------------------------------------------------------------------------------------------------
                                                              Capital in                   Accumulated
                                         FON         PCS       Excess of                      Other
                                        Common      Common       Par or       Retained    Comprehensive
                                        Stock       Stock     Stated Value    Earnings         Loss          Total
------------------------------------------------------------------------------------------------------------------------

Beginning 2004 balance            $     1,809  $     1,035 $     10,084   $    1,017   $      (721)     $    13,224
Net income                                  -            -            -          455             -              455
Common stock dividends                      -            -            -         (292)            -             (292)
Preferred stock dividends                   -            -           (3)           -             -               (3)
FON Series 1 common stock issued            8            -           52            -             -               60
PCS Series 1 common stock issued            -            2            7            -             -                9
Stock-based compensation expense            -            -           68            -             -               68
Conversion of PCS common stock
   into FON common stock                1,037       (1,037)           -            -             -                -
Other, net                                  -            -            7           (1)            -                6
------------------------------------------------------------------------------------------------------------------------

June 30, 2004 balance             $     2,854  $         - $     10,215   $    1,179   $      (721)     $    13,527
                                  --------------------------------------------------------------------------------------


Shares Outstanding
------------------------------------------------------------
Beginning 2004 balance                  904.3      1,035.4
FON Series 1 common stock issued          4.3           -
PCS Series 1 common stock issued           -           1.6
Conversion of PCS common stock
   into FON common stock                518.5     (1,037.0)
------------------------------------------------------------

June 30, 2004 balance                 1,427.1           -
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

Classification of Operations

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network and is a leader in providing high-speed wireless data services. Sprint's business is divided into three segments: Wireless, Local and Long distance operations.

Change in Depreciable Life

As of January 1, 2004, Sprint re-evaluated the depreciable lives of certain network assets. The depreciable life of certain high-capacity transmission equipment was extended from eight years to twelve years. This extension in life decreased the 2004 second quarter and 2004 year-to-date depreciation expense in Long distance by approximately $24 million and $49 million, respectively.

--------------------------------------------------------------------------------
2.  Recombination of Tracking Stock
--------------------------------------------------------------------------------

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including Wireless, Local and Long distance operations. This event is reflected in the presentation of these financial statements.

Shareholders' Equity

The conversion of PCS common stock into FON common stock resulted in an increase in FON common stock outstanding of 518.5 million shares as of April 23, 2004. Although Sprint's Articles of Incorporation continue to authorize PCS common stock following the conversion of PCS common stock, Sprint's board of directors adopted a resolution prohibiting the issuance of any shares. Sprint intends to submit to a vote of stockholders an amendment to the Articles to delete references to the PCS common stock at its next annual meeting of stockholders.

Earnings Per Share

All per share amounts have been restated, for all periods presented, to reflect the recombination of the FON common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employee stock purchase plan shares, convertible preferred stock, and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

Following is previously reported earnings per share information for the FON Group and the PCS Group:

                                                           Quarter Ended                    Year-to-Date
                                                   ------------------------------   ------------------------------
                                                     FON Group        PCS Group       FON Group        PCS Group
Periods Ended June 30, 2003
------------------------------------------------   ------------------------------   ------------------------------
                                                             (millions, except earnings per share data)

Income (Loss) from Continuing Operations           $       90      $       (92)     $      369      $      (274)
Discontinued operation, net                                 9                -           1,322                -
Cumulative effect of change in accounting
   principle, net                                           -                -             258                -
                                                   -------------   --------------   -------------   --------------
Net Income (Loss)                                          99              (92)          1,949             (274)
Preferred stock dividends (paid) received                   2               (3)              4               (7)
                                                   -------------   --------------   -------------   --------------
Earnings (Loss) Applicable to Common Stock         $      101      $       (95)     $    1,953      $      (281)
                                                   -------------   --------------   -------------   --------------

Diluted Earnings (Loss) per Common Share(1)
   Continuing operations                           $     0.10      $     (0.09)     $     0.41      $     (0.27)
   Discontinued operation                                0.01                -            1.47                -
   Cumulative effect of change in accounting
     principle, net                                         -                -            0.29                -
                                                   -------------   --------------   -------------   --------------
Total                                              $     0.11      $     (0.09)     $     2.17      $     (0.27)
                                                   -------------   --------------   -------------   --------------
Diluted weighted average common shares                  901.7           1,024.3           900.2          1,023.2
                                                   -------------   --------------   -------------   --------------

Basic Earnings (Loss) per Common Share
   Continuing operations                           $     0.10      $     (0.09)         $ 0.41          $ (0.27)
   Discontinued operation                                0.01                -            1.47                -
   Cumulative effect of change in accounting
     principle, net                                         -                -            0.29                -
                                                   -------------   --------------   -------------   --------------
Total                                              $     0.11      $     (0.09)         $ 2.17          $ (0.27)
                                                   -------------   --------------   -------------   --------------
Basic weighted average common shares                    899.9          1,024.3           898.2          1,023.2
                                                   -------------   --------------   -------------   --------------


(1) As the effects of including dilutive PCS securities were antidilutive, they were not included in the diluted weighted average common shares outstanding for the PCS Group, nor were they included in the calculation of diluted earnings per share.

--------------------------------------------------------------------------------
3.  Investments
--------------------------------------------------------------------------------

At June 30, 2004, Sprint carried $450 million in investment asset value: $93 million was included in "Current assets--other" and $357 million in "Other assets" on the Consolidated Balance Sheets.

At December 31, 2003, Sprint carried $548 million in investment asset value:
$125 million was included in "Current assets--other" and $423 million in "Other assets" on the Consolidated Balance Sheets.

Specific investment types and the related carrying amounts include:

Investments in Debt Securities

During the second half of 2003, Sprint invested in marketable debt securities. Interest on these investments is reinvested and recognized in "Other, net" in the Consolidated Statements of Operations. Sprint recognized approximately $2 million of interest income on these investments in the 2004 second quarter and $4 million in the 2004 year-to-date period. Accumulated unrealized holding losses were approximately $1 million (net of $1 million tax) at the end of June 30, 2004 and immaterial at December 31, 2003. At June 30, 2004, investments in marketable debt securities totaled $505 million of which $93 million was included in "Current assets - Other" and $130 million, with maturities of less than five years, was included in "Other assets" on the Consolidated Balance Sheets. The remaining $282 million have original or remaining maturities at purchase of less than 90 days and were included in "Cash and equivalents."

At December 31, 2003, investments in marketable debt securities totaled $503 million of which $125 million was included in "Current assets - Other" and $177 million was included in "Other assets" on the Consolidated Balance Sheets. The remaining $201 million had original or remaining maturities at purchase of less than 90 days and were included in "Cash and equivalents."

Investments in Equity Securities

The cost of investments in marketable equity securities, primarily made up of EarthLink common stock, was $133 million and $134 million at June 30, 2004 and December 31, 2003, respectively. Accumulated unrealized holding gains were $41 million (net of $25 million tax) and $38 million (net of $23 million tax) at June 30, 2004 and December 31, 2003, respectively. These gains were included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets.

At June 30, 2004, Sprint held 18.9 million shares of EarthLink common stock, which were reflected in "Other assets" on the Consolidated Balance Sheets. These shares were hedged with variable prepaid forward contracts, maturing from November 2004 to November 2005. See Note 11 for additional information.

Equity Method Investments

At June 30, 2004 and at December 31, 2003, investments accounted for using the equity method consisted primarily of Sprint's investment in Virgin Mobile, USA, LLC. These investments were reflected in "Other assets" on the Consolidated Balance Sheets. Certain other equity method investments were carried at zero value.

Virgin Mobile, USA

Sprint's investment in Virgin Mobile, USA was $23 million at June 30, 2004 and $41 million at December 31, 2003. Sprint determined that Virgin Mobile, USA is not a variable interest entity and therefore carries it as an equity investment.

This joint venture with the Virgin Group was originally entered into in the 2001 fourth quarter to market wireless services, principally to youth and pre-pay segments. Virgin Mobile, USA launched services in June 2002. In the 2002 second quarter, Sprint entered into a new agreement with Virgin Group for funding of Virgin Mobile, USA. Under the terms of the agreement, Sprint agreed to fund up to $150 million, with the majority in the form of discounted network services and the remainder in cash, and the Virgin Group agreed to fund up to $150 million in cash. Sprint has satisfied 100% of this cash funding commitment and has satisfied approximately 90% of the network services contribution through June 30, 2004. Additionally, in the 2003 third quarter, Sprint's board of directors authorized additional cash funding for the joint venture in the amount of $30 million, of which $25 million had been provided to the joint venture as of June 30, 2004.

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

Sprint's board of directors authorized additional funding to the joint venture of approximately $22 million in the 2004 first quarter, and approximately $13 million in the 2004 second quarter. A loan facility for these funds is in place with the venture and the available line of credit remains undrawn.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                                      Quarters Ended                      Year-to-Date
                                                         June 30,                           June 30,
                                           -- ------------------------------- --- ------------------------------
                                                  2004              2003              2004             2003
------------------------------------------ -- ------------- --- ------------- --- ------------- -- -------------
                                                                        (millions)
Results of operations
   Net operating revenues                  $       294       $       184       $       589      $       347
                                           -- ------------- --- ------------- --- ------------- -- -------------
   Operating loss                          $       (26)      $       (32)      $       (56)     $       (54)
                                           -- ------------- --- ------------- --- ------------- -- -------------
   Net loss                                $       (37)      $       (19)      $       (83)     $       (51)
                                           -- ------------- --- ------------- --- ------------- -- -------------

Equity in net losses of affiliates         $       (11)      $       (10)      $       (23)     $       (28)
                                           -- ------------- --- ------------- --- ------------- -- -------------


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

Sprint's network is primarily located on owned and leased property and utility easements. In Long distance and Local operations, a majority of the leased property has no requirement for remediation at retirement. The leased property of the Wireless operation has potential remediation requirements. Sprint expects to maintain its property as a necessary component of infrastructure required to maintain operations or FCC licensing. Sprint has recorded the liability presently required for the ultimate satisfaction of these requirements, and this amount is immaterial.

Adoption of SFAS No. 143 affected the cost of removal historically recorded by Local. Consistent with regulatory requirements and industry practice, Local historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, Sprint recorded a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million.

--------------------------------------------------------------------------------
5.  Restructuring and Asset Impairment
--------------------------------------------------------------------------------

Organizational Realignment

In the 2003 fourth quarter, Sprint initiated a company-wide effort to realign internal resources to enhance our focus on the needs and preferences of two distinct consumer types - business and individuals. This business transformation initiative is enabling the enterprise to more effectively and efficiently use its asset portfolio to create customer-focused solutions. One of the goals of this initiative is to create a more efficient cost structure. As decisions are made to meet this specific goal (Organizational Realignment), charges are recognized for severance costs associated with work force reductions.

The decisions made in the 2003 fourth quarter and 2004 first quarter are expected to result in the involuntary separation of approximately 2,550 employees. The decisions made in the 2004 second quarter to consolidate call center activity and respond to the continued competitive pressures in the long-distance market are expected to result in the involuntary separation of approximately 2,350 additional employees. As of June 30, 2004, approximately 2,500 separations have been completed. Sprint recognized $126 million in pre-tax charges associated with severance benefits in the last three quarters and currently expects the aggregate pre-tax charges will not exceed $135 million. Actions associated with these decisions should be completed by the end of 2004.

Other Restructuring Activity

In the 2003 fourth quarter, Sprint announced the termination of the development of a new billing platform (PCS Billing Platform Termination). This decision resulted in pre-tax charges of $351 million in the 2003 fourth quarter. The charge for asset impairments was $339 million and the remaining $12 million was accrued for other contractual obligations.

In the 2003 second quarter, Sprint announced the wind-down of its web hosting business. Restructurings of other Long distance operations also occurred in the continuing effort to create a more efficient cost structure (Web Hosting Wind-down). These decisions resulted in pre-tax charges of $376 million in 2003, $2 million in the 2004 first quarter, and $57 million in the 2004 second quarter. The aggregate charge for asset impairments was $316 million, the aggregate charge for employee terminations was $14 million and the remaining $105 million was for facility lease terminations. In connection with the wind-down of the Web Hosting business, Sprint will record additional charges for facility lease terminations, customer migration, and other wind-down costs in subsequent periods. The severance charges are associated with the involuntary employee separation of approximately 600 employees. As of June 30, 2004 substantially all of the employee separations have been completed. Sprint has recognized $435 million in pre-tax charges and expects the aggregate pre-tax charge to be approximately $440 million.

The 2004 activity is summarized as follows:

-------------------------------------- -- ------------------- --- ----------------------------- -- -----------------
                                                                         2004 Activity
                                                                  ------------- --- -----------
                                          December 31, 2003       Restructuring        Cash         June 30, 2004
                                          Liability Balance          Charge          Payments      Liability Balance
-------------------------------------- -- ------------------- --- ------------- --- ----------- -- -----------------
                                                                        (millions)
Restructuring Events:

   Organizational Realignment
     Severance                         $         54            $       67        $     43       $         78

   PCS Billing Platform Termination
     Other exit costs                            12                     -              10                  2

   Web Hosting Wind-down
     Severance                                    6                     -               2                  4
     Other exit costs                            45                    59               4                100
-------------------------------------- -- ------------------- --- ------------- --- ----------- -- -----------------

Total                                  $        117            $      126        $     59       $        184
                                       -- ------------------- --- ------------- --- ----------- -- -----------------


Other Asset Impairments

In the 2003 first quarter, Sprint recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

--------------------------------------------------------------------------------
6. Equity Unit Notes
--------------------------------------------------------------------------------

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses.

Each equity unit initially consisted of a corporate unit. Each corporate unit consisted of a purchase contract and a $25 principal amount of senior notes (Notes) of Sprint's wholly owned subsidiary, Sprint Capital Corporation. The corporate unit could be converted by the holder into a treasury unit consisting of the purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The underlying Notes or treasury portfolio were pledged to Sprint to secure the holder's obligations under the purchase contract.

Purchase Contracts

As a component of the equity unit, the purchase contract originally obligated the holder to purchase, and obligated Sprint to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock, totaling a range from approximately 58 million to 70 million shares depending on the market price of PCS common stock. As a result of the recombination of PCS common stock and FON common stock on April 23, 2004, the purchase contract now obligates the holder to purchase, and Sprint to sell, a variable number of shares of FON common stock, totaling a range from approximately 29 million to 35 million shares of FON stock. These forward purchase contracts include a provision permitting the equity unit holders to benefit from or "participate" in any dividends declared on the common stock during the contract period. Sprint expects to issue the maximum number of shares. Sprint will receive $1.725 billion in cash when the FON common stock is issued.

Notes

The Notes originally had an interest rate of 6% per annum, payable quarterly in arrears.

In May 2004, Sprint purchased $750 million principal amount of the Notes before their scheduled maturity. Sprint recorded costs of $29 million consisting of a $20 million premium and $9 million of unamortized debt costs associated with this prepayment.

In May 2004, Sprint successfully remarketed approximately $940 million principal amount of the Notes. The interest rate on the Notes was reset to 4.78% effective May 24, 2004. The remarketed Notes will mature August 17, 2006. The remaining $35 million principal amount of outstanding Notes was retained by the current Note holders. These Notes were also reset to the new interest rate.

Following the remarketing of the Notes, the Notes are no longer pledged to secure the obligations under the purchase contracts. Proceeds received by the previous Note holders from the remarketing were used by the collateral agent to purchase other securities that have been pledged as security.

--------------------------------------------------------------------------------
7.  Earnings Per Share
--------------------------------------------------------------------------------

Sprint's dilutive securities (mainly options, convertible preferred stock, restricted stock units and shares associated with Sprint's employee stock purchase plan) totaled 11.6 million shares in the 2004 second quarter, 11.9 million shares in the 2004 year-to-date period and 3.7 million shares in the 2003 year-to-date period. In the 2003 second quarter, dilutive securities did not have a dilutive effect on earnings per share because Sprint incurred a loss from continuing operations.

Options have been granted with exercise prices which are currently higher than market. These options are considered antidilutive and have not been included in the dilutive calculation. Sprint's antidilutive securities totaled 92.1 million shares in the 2004 second quarter and 92.2 million shares in the 2004 year-to-date period compared to 129.8 million and 132.8 million shares in the same 2003 periods.

--------------------------------------------------------------------------------
8.  Stock-based Compensation
--------------------------------------------------------------------------------

Effective January 1, 2003, Sprint adopted SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, using the prospective method. Upon adoption, Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003 using the Black-Scholes-Merton model. The following table illustrates the effect on net income and earnings per share of stock-based compensation included in net income and the effect on net income and earnings per share for grants issued on or before December 31, 2002, had Sprint applied the fair value recognition provisions of SFAS No. 123.

                                                              Quarters Ended                 Year-to-Date
                                                                 June 30,                      June 30,
                                                     -- --------------------------- -- ----------------------------
                                                           2004            2003            2004            2003
---------------------------------------------------- -- ----------- -- ------------ -- ------------ -- ------------
                                                                  (millions, except per share data)

Net income, as reported                              $       233    $         7     $      455     $     1,675
 Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                30             15             43              15
 Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                   (37)           (59)           (65)            (93)
---------------------------------------------------- -- ----------- -- ------------ -- ------------ -- ------------

Pro forma net income (loss)                          $       226    $       (37)    $      433     $     1,597
                                                     -- ----------- -- ------------ -- ------------ -- ------------

Earnings (loss) per common share:
   Basic - as reported                               $      0.16    $      -        $     0.31     $      1.19
                                                     -- ----------- -- ------------ -- ------------ -- ------------
   Basic - pro forma                                 $      0.15    $     (0.03)    $     0.30     $      1.13
                                                     -- ----------- -- ------------ -- ------------ -- ------------

   Diluted - as reported                             $      0.16    $      -        $     0.31     $      1.18
                                                     -- ----------- -- ------------ -- ------------ -- ------------
   Diluted - pro forma                               $      0.15    $     (0.03)    $     0.29     $      1.13
                                                     -- ----------- -- ------------ -- ------------ -- ------------


Sprint recognized pre-tax charges of $22 million in the 2004 second quarter and $43 million in the year-to-date period and $8 million in the 2003 second quarter and $9 million in the year-to-date period related to stock-based grants issued after December 31, 2002 and grants of restricted stock made in 2002 and previous years.

In the 2004 second quarter, Sprint recognized pre-tax charges of approximately $25 million of non-cash expense related to the recombination of FON and PCS stock on April 23, 2004. The charges primarily reflect application of stock option expensing to PCS stock options granted before January 1, 2003, as required by SFAS No. 123. Sprint expects to recognize about $100 million of non-cash pre-tax expense related to the conversion of PCS stock options into FON stock options through 2006, with not more than $55 million recognized in 2004, not more than $43 million in 2005, and the remaining amounts in 2006.

In the 2003 second quarter, Sprint recognized pre-tax charges of $15 million of non-cash expense in connection with separation agreements agreed to by Sprint and William T. Esrey, former chairman and chief executive officer; Ronald T. LeMay, former president and chief operating officer; and J. Richard Devlin, former executive vice president--general counsel, external affairs and corporate secretary. The charges were associated with accounting for modifications which accelerated vesting and extended exercise periods of stock options granted in prior periods, as required by SFAS No. 123. Most of the FON options had exercise prices that were approximately two times the market price at the modification date, while most of the PCS options had exercise prices that were approximately five times the market prices at the modification date.

--------------------------------------------------------------------------------
9.  Employee Benefit Information
--------------------------------------------------------------------------------

The net periodic benefit cost consisted of the following:

                                                         Pension Benefits            Other Postretirement
                                                                                           Benefits
                                                    ---------------------------   ---------------------------
                                                         Quarters Ended                Quarters Ended
                                                             June 30,                      June 30,
                                                    ---------------------------------------------------------
                                                       2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------

  Service cost                                   $        35    $        32    $         3    $          4
  Interest cost                                           62             59             15              16
  Expected return on plan assets                         (76)           (69)             -               -
  Amortization of transition (asset) obligation            -             (1)            (1)              -
  Amortization of prior service cost                       4              4            (12)            (11)
  Amortization of net loss                                21              8              9               7
-------------------------------------------------------------------------------------------------------------
  Net benefit expense                            $        46    $        33    $        14    $         16
                                                 ------------------------------------------------------------


                                                         Pension Benefits            Other Postretirement
                                                                                           Benefits
                                                    ---------------------------   ---------------------------
                                                           Year-to-Date                  Year-to-Date
                                                             June 30,                      June 30,
                                                    ---------------------------------------------------------
                                                       2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------

  Service cost                                   $        71    $        64    $         7    $          8
  Interest cost                                          124            117             30              32
  Expected return on plan assets                        (152)          (138)            (1)             (1)
  Amortization of transition (asset) obligation           (1)            (2)            (1)              -
  Amortization of prior service cost                       8              8            (24)            (22)
  Amortization of net loss                                42             16             17              15
-------------------------------------------------------------------------------------------------------------
  Net benefit expense                            $        92    $        65    $        28    $         32
                                                 ------------------------------------------------------------


Sprint contributed $300 million to the pension trust on January 27, 2004. This is the only contribution expected to be made during the year.

In the 2004 first quarter, Sprint amended certain retiree medical plans to standardize the plan design effective January 1, 2005, eliminating differences in benefit levels. These amendments decreased the accumulated postretirement benefit obligation (APBO) related to other postretirement benefits by approximately $35 million, and decreased the 2004 net benefit expense by $5 million, of which approximately $1 million was recognized in the 2004 second quarter and approximately $3 million in the year-to-date period.

As a result of these amendments, Sprint also recognized the effects of the 2003 Medicare Prescription Drug, Improvement and Modernization Act (the Act). The Act contains a subsidy to employers who provide prescription drug coverage to retirees that is actuarially equivalent to Medicare Part D. Analysis of Sprint's retiree prescription drug claims data determined that Sprint's retiree prescription drug benefit was actuarially equivalent. In estimating the effects of the Act, estimates of participation rates and per capita claims costs were not changed. The effect of recognizing the federal subsidy related to the Act was a $73 million reduction in the APBO and a $3 million reduction in the net benefit cost in the 2004 second quarter and a $6 million reduction in the year-to-date period. Sprint has accounted for its retiree medical benefit plan in accordance with Financial Accounting Standards Board Staff Position No. 106-2.

--------------------------------------------------------------------------------
10.  Litigation, Claims and Assessments
--------------------------------------------------------------------------------

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages.

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

In 2002, the Federal Communications Commission (FCC) released a declaratory ruling in a matter referred to it by the federal district court for the Western District of Missouri in Sprint's suit against AT&T Corporation for the collection of terminating access charges. The FCC ruled that although nothing prohibited wireless carriers from charging for access to their networks, interexchange carriers were not required to pay such charges absent a contractual obligation to do so. This case has now been settled. Adequate provisions had previously been recorded in the results of operations.

In April and May 2003, three putative class action lawsuits were filed in the U.S. District Court for the District of Kansas by individual participants in the Sprint Retirement Savings Plan, the Sprint Retirement Savings Plan for Bargaining Unit Employees and the Centel Retirement Savings Plan for Bargaining Unit Employees against Sprint Corporation, the committees that administer the two plans, and various current and former officers of Sprint. In November 2003, a consolidated amended complaint was filed, naming additional officers and directors and Fidelity Management, the plan trustee, as defendants. In December 2003, two additional complaints, making identical allegations, were filed. These lawsuits have been consolidated before a single judge. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by making the company contribution in FON and PCS stock and including FON and PCS stock among the more than thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON and PCS stock during the class period.

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

--------------------------------------------------------------------------------
11. Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                                    Year-to-Date
                                                                                      June 30,
                                                                         -----------------------------------
                                                                                2004               2003
           ------------------------------------------------------------- -- -------------- -- --------------
                                                                                      (millions)
           Income tax expense at the federal statutory rate              $       259       $         55
           Effect of:
              State income taxes, net of federal income tax effect                20                  8
              Other, net                                                           7                 (2)
           ------------------------------------------------------------- -- -------------- -- --------------

           Income tax expense                                            $       286       $         61
                                                                         -- -------------- -- --------------

           Effective income tax rate                                            38.6%              39.1%
                                                                         -- -------------- -- --------------


--------------------------------------------------------------------------------
12.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

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

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. Sprint held only fair-value hedges during 2003 and in the period ending June 30, 2004.

Sprint recorded a $25 million decrease as of the end of June 2004 resulting from changes in the fair value of the interest rate swaps. The decrease in value for these swaps has been recorded in "Other non-current assets" on the Consolidated Balance Sheets. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying long-term debt.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative gains on stock warrants were immaterial in both the 2004 second quarter and 2004 year-to-date period.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges.

Sprint recorded a $13 million after-tax decrease to other comprehensive income in the 2004 second quarter and a $2 million after-tax decrease for the 2004 year-to-date period resulting from losses on these cash flow hedges. The changes in other comprehensive income are included in "Net unrealized losses on qualifying cash flow hedges" in the Consolidated Statements of Comprehensive Income.

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

--------------------------------------------------------------------------------
13.  Discontinued Operation
--------------------------------------------------------------------------------

In the 2003 first quarter, Sprint sold its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003.

The pre-tax gain recognized in the 2003 year-to-date period was $2.14 billion, $1.32 billion after-tax. In the 2003 second quarter, Sprint recognized a pretax gain of $14 million, $9 million after-tax, primarily related to a final working capital settlement in the on-going operation.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements. Included in "Discontinued Operations, net" in the 2003 year-to-date Consolidated Statements of Operations was $5 million of "Net operating revenues" and "Income from continuing operations before income taxes."

--------------------------------------------------------------------------------
14.  Other Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's net cash paid for interest and income taxes was as follows:

                                                                                 Year-to-Date
                                                                                   June 30,
                                                                      -- ------------- -- -------------
                                                                             2004             2003
                  --------------------------------------------------- -- ------------- -- -------------
                                                                                 (millions)
                  Interest (net of capitalized interest)              $      643       $      729
                                                                      -- ------------- -- -------------
                  Income taxes                                        $        2       $       94
                                                                      -- ------------- -- -------------


Sprint's non-cash activities included the following:

                                                                                 Year-to-Date
                                                                                   June 30,
                                                                      -- ------------- -- -------------
                                                                             2004             2003
                  --------------------------------------------------- -- ------------- -- -------------
                                                                                 (millions)
                  Common stock issued:
                     Sprint's employee benefit stock plans            $        -       $        12
                                                                      -- ------------- -- -------------
                     Settlement of shareholder suit                   $        5       $         -
                                                                      -- ------------- -- -------------

--------------------------------------------------------------------------------
15.  Segment Information
--------------------------------------------------------------------------------

Sprint is divided into three main lines of business: Wireless, Local and Long distance. Other consists primarily of wholesale distribution of telecommunications products. In prior filings, our segments were labeled PCS Wireless, Local and Global Markets. The relabeling of segments had no effect on previously reported results.

Sprint manages its segments to the operating income (loss) level of reporting. Items below operating income (loss) are managed at a corporate level. The reconciliation from operating income to net income is shown on the face of the Consolidated Statements of Operations in the consolidating information.

Segment financial information was as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                      Corporate
Quarters Ended                                             Long                          and
June 30,                    Wireless        Local        Distance      Other(1)     Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                               (millions)
2004
Net operating revenues  $   3,614      $   1,510     $    1,873     $     225     $    (353)      $    6,869
Affiliated revenues             2             53            166           132          (353)               -
Operating income (loss)       407            445           (139)           (3)           (3)             707

2003
Net operating revenues  $   3,096      $   1,526     $    2,005     $     210     $    (374)      $    6,463
Affiliated revenues             2             66            170           136          (374)               -
Operating income (loss)       261            453           (333)           (6)           (5)             370
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
                                                                                      Corporate
Year-to-Date                                               Long                          and
June 30,                    Wireless        Local        Distance      Other(1)     Eliminations(2) Consolidated
----------------------------------------------------------------------------------------------------------------
                                                               (millions)
2004
Net operating revenues  $   7,051      $   3,016     $    3,785     $     421     $    (697)      $   13,576
Affiliated revenues             6            109            335           247          (697)               -
Operating income (loss)       674            891           (128)          (11)           (5)           1,421

2003
Net operating revenues  $   6,043      $   3,058     $    4,051     $     397     $    (747)      $   12,802
Affiliated revenues             5            118            363           261          (747)               -
Operating income (loss)       411            915           (329)          (16)           (7)             974
----------------------------------------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 13 for additional information.

(2) Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, Long distance services provided to Wireless for resale to PCS customers and for internal business use, Caller ID services provided by Local to Wireless and handset purchases from Wireless.

Net operating revenues by product and services were as follows:

----------------------------------------------------------------------------------------------------------------------
Quarters Ended                                                     Long
June 30,                               Wireless      Local       Distance    Other(1)    Eliminations(2)Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2004
Voice                                $       -   $   1,136    $    1,164   $       -   $    (189)       $    2,111
Data                                         -         205           438           -         (19)              624
Internet                                     -           -           214           -          (4)              210
Wireless services                        3,614           -             -           -          (2)            3,612
Other                                        -         169            57         225        (139)              312
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   3,614   $   1,510    $    1,873   $     225   $    (353)       $    6,869
                                     ----------------------------------------------------------------------------------


2003
Voice                                $       -   $   1,165    $    1,244   $       -   $    (205)       $    2,204
Data                                         -         176           466           -         (19)              623
Internet                                     -           -           245           -         (11)              234
Wireless services                        3,096           -             -           -          (2)            3,094
Other                                        -         185            50         210        (137)              308
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   3,096   $   1,526    $    2,005   $     210   $    (374)       $    6,463
                                     ----------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
Year-to-Date                                                       Long
June 30,                               Wireless      Local       Distance    Other(1)    Eliminations(2)Consolidated
----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2004
Voice                                $       -   $   2,283    $    2,350   $       -   $    (385)       $    4,248
Data                                         -         400           890           -         (38)            1,252
Internet                                     -           -           437           -          (7)              430
Wireless services                        7,051           -             -           -          (6)            7,045
Other                                        -         333           108         421        (261)              601
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   7,051   $   3,016    $    3,785   $     421   $    (697)       $   13,576
                                     ----------------------------------------------------------------------------------


2003
Voice                                $       -   $   2,348    $    2,537   $       -   $    (400)       $    4,485
Data                                         -         349           928           -         (42)            1,235
Internet                                     -           -           488           -         (23)              465
Wireless services                        6,043           -             -           -          (5)            6,038
Other                                        -         361            98         397        (277)              579
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   6,043   $   3,058    $    4,051   $     397   $    (747)       $   12,802
                                     ----------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 13 for additional information.

(2) Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, Long distance services provided to Wireless for resale to PCS customers and for internal business use, Caller ID services provided by Local to Wireless and handset purchases from Wireless.

(3) Prior to the 2003 second quarter, elimination information for Long distance was not tracked at a specific products and services level. All eliminations were considered voice revenues.

--------------------------------------------------------------------------------
16.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------

In March 2004, the EITF of the Financial Accounting Standards Board reached a consensus on EITF No. 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share (EITF No. 03-6). This guidance requires that the rights of securities to participate in the earnings of an enterprise must be reflected in the reporting of earnings per share. Sprint's equity unit purchase contracts meet the "participating security" qualifications outlined in the guidance, because the purchase contracts include a provision permitting the equity unit holders to benefit from or "participate" in any dividends declared on the common stock during the contract period.

Sprint adopted EITF No. 03-6 in the 2004 second quarter. Prior to April 23, 2004, the equity unit purchase contracts were tied only to the PCS common stock which had no earnings upon which to declare dividends. Upon recombination, the equity unit purchase contracts participate in the earnings of FON common stock. The proportionate share of earnings attributable to these securities was $6 million, net of tax, in both the 2004 second quarter and year-to-date periods. This attribution was reflected as "Earnings allocated to participating securities" on the face of the Consolidated Statements of Operations.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

 o the effects of vigorous competition and the overall demand for Sprint's service offerings in the markets in which Sprint operates;
 o the costs and business risks associated with providing new services and entering new markets;
 o adverse change in the ratings afforded our debt securities by ratings agencies;
 o the ability of Wireless to continue to grow and improve profitability;
 o the ability of Local and Long distance to maintain cash flow generation;
 o the effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
 o the uncertainties related to bankruptcies affecting the telecommunications industry;
 o the impact of financial difficulties of third-party affiliates on Wireless network coverage;
 o the uncertainties related to Sprint's investments in networks, systems and other businesses;
 o the uncertainties related to the implementation of Sprint's business strategies, including our initiative to realign services to enhance the focus on business and consumer customers;
 o the impact of new, emerging and competing technologies on Sprint's business;
 o unexpected results of litigation filed against Sprint;
 o the impact of wireless local number portability (WLNP) on Wireless growth and churn rates, revenues and expenses;
 o the risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;
 o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes, or other external factors over which Sprint has no control; and
 o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

The words "estimate," "project," "forecast," "intend," "expect," "believe," "target," "providing guidance" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2003 Form 10-K, and you are encouraged to review these filings.

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

Sprint is a global communications company and a leader in integrating wireless, local service and long-distance communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol network and is a leader in providing high-speed wireless data services.

Sprint operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Wireless, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. Wireless, including third party affiliates, reaches a quarter billion people. Combined with our wholesale and affiliate partners, Wireless served more than 22 million subscribers at the end of the 2004 second quarter. Additionally, Sprint provides local service using its facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. Sprint is the nation's third-largest provider of long-distance services, based on revenues, and operates nationwide, all-digital long distance and tier one Internet Protocol networks. Sprint currently serves approximately 7.8 million access lines in its franchise territories in 18 states. Long distance has ceased marketing residential local service using unbundled elements, and will only provide new local service selectively to small business customers who seek this service from Long distance. Existing customers will continue to be served.

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. Due to changes in telecommunications, including bankruptcies, over-capacity and a highly competitive pricing environment in long-distance, Sprint has taken actions to appropriately allocate capital and other resources to enable sustaining cash contribution. Sprint continues to assess the implications of its actions on its operations. Any such assessment may impact the future valuation of its long-lived assets.

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

Business Transformation

Currently, Sprint's operations are divided into three lines of business:
Wireless, Local and Long distance operations.

In the 2003 fourth quarter, Sprint undertook an initiative to realign internal resources. This effort was implemented to enhance our focus on the needs and preferences of two distinct consumer types - businesses and individuals. This effort is enabling Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions. Throughout 2004, management anticipates continuing to make decisions using the current segmentation, taking into consideration the re-aligned customer-focused approach.

In furtherance of the goals of the realignment initiative, efforts are underway to improve Sprint's productivity through:

 o Consolidating systems and eliminating redundancies
 o Automation
 o Process re-engineering
 o E-enablement
 o Organizational redesign and streamlining

These efforts have resulted and could continue to result in decisions requiring restructuring charges and asset impairments over the next several years.

Elimination of Tracking Stocks

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including Wireless, Local and Long distance.

Regulatory Developments

In May 2004, the California Public Utilities Commission adopted consumer protection rules applicable to the telecommunications industry. Both wireline and wireless carriers, including Sprint, have initiated legal challenges to the new rules, including applications for rehearing and motions for stay filed with the Commission. If the rules are allowed to go into effect, they are expected to impact the operations of telecommunications providers in California, forcing increases to costs.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Net operating revenues                        $     6,869       $    6,463        $    13,576      $     12,802
                                              --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations      $       233       $       (2)       $       455      $         95
                                              --- ------------- -- -------------- -- ------------- --- -------------



Net operating revenues increased 6% in both the 2004 second quarter and the 2004 year-to-date period compared to the same 2003 periods reflecting growth in Wireless revenues partially offset by declining Long distance and Local revenues.

Income from continuing operations increased to $233 million in the 2004 second quarter and $455 million in the 2004 year-to-date period and includes the after-tax impacts of the items discussed below.

In the 2004 second quarter, income from continuing operations included a $58 million charge related to Sprint's Organizational Realignment and the termination of its Web Hosting business and an $18 million charge associated with the early retirement of $750 million of Equity Unit notes, including $12 million of premiums paid and the recognition of $6 million of deferred debt costs. These charges were partially offset by a $9 million benefit resulting from the receipt of the final payment of a bankruptcy settlement with MCI (WorldCom).

In the 2004 first quarter, income from continuing operations included a $19 million charge related to severance costs associated with Sprint's Organizational Realignment and the wind-down of its Web Hosting business, as well as $15 million in advisory fees associated with the recombination of the tracking stocks.

In the 2003 second quarter, income from continuing operations included a $22 million charge in connection with the separation agreements agreed to by Sprint and three former executive officers and a $218 million charge related to winding down the Web Hosting business. This charge includes a non-cash charge for the impairment of hosting assets and a charge related to cash requirements for employee terminations.

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

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Wireless

Wireless operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Wireless, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. Wireless service, together with third party affiliates, reaches a quarter billion people. Combined with our wholesale and affiliate partners, Wireless served more than 22 million subscribers at the end of the 2004 second quarter. Wireless provides nationwide service through a combination of:

 o operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all transmission bits, sending a scrambled transmission of the encoded information over the air and reassembling the speech and data into its original format,
 o affiliating with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,
 o roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and
 o roaming on other providers'digital networks that use CDMA.

Sprint PCS subscribers can use their phones through roaming agreements in countries other than the United States, including areas of:

 o Asia Pacific, including China, Guam, Hong Kong and New Zealand,
 o Canada and Mexico,
 o Central and South America, including Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Paraguay and Uruguay, and
 o Most major Caribbean Islands.

Sprint's third generation (3G) capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "Sprint PCS VisionSM," allows consumer and business subscribers to use their Vision-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

Wireless supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer PCS services using Sprint's spectrum under the Sprint brand name on CDMA networks built and operated at their own expense. Several of these affiliates are experiencing financial difficulties and are evaluating or have completed restructuring activities. Two affiliates filed for bankruptcy protection and simultaneously filed suit against us. Sprint has settled both law suits. One other affiliate has filed suit against us. Several of the affiliates are disputing and refusing to pay amounts owed to Sprint. Reserves have been established that are expected to provide for the ultimate resolution of these disputes, and Sprint is in negotiations with some of the affiliates regarding restructuring its relationship with them.

Sprint has reached agreements with some of its affiliates, including two of the largest who have completed restructuring activities. Sprint amended the existing agreements to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover slightly more than 50% of the subscribers served by all affiliates. The agreements provide simplified and predictable long-term pricing for service bureau fees and stability to the rates charged for inter-area service fees. In addition, the agreements settled all significant outstanding disputes with these affiliates.

Wireless may incur additional expenses to ensure that service is available to its subscribers in the areas served by its affiliates. If any of the PCS affiliates cease operations, Wireless may incur roaming charges in areas where service was previously provided by the affiliates and costs to meet FCC buildout and renewal requirements, as well as experience lower revenues.

Wireless also provides services to companies that resell wireless services to their subscribers on a retail basis under their own brand. These companies bear the costs of acquisition, billing and customer service. In the 2003 third quarter, Sprint executed a five year wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers will use Sprint's national PCS network and have access to Sprint-branded PCS Vision data services. Qwest will continue to provide sales and service support to its wireless subscribers, including the promotion and sale of handsets and price plans, as well as provide customer service, including billing and account information. Sprint will serve as the exclusive provider to Qwest of wireless services for resale in the markets served by Wireless. Qwest began adding new subscribers in the 2004 first quarter. In the 2004 second quarter, existing subscribers have begun transition to Sprint's network and this transition is expected to be substantively complete by year-end.

Wireless also includes its investment in Virgin Mobile, USA, a joint venture to market wireless services, principally to youth and pre-pay segments.

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Service                                     $    3,102       $    2,803        $       299            10.7%
   Equipment                                          388              237                151            63.7%
   Wholesale, affiliate and other                     124               56                 68             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                        3,614            3,096                518            16.7%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,733            1,521                212            13.9%
   Selling, general and administrative                811              697                114            16.4%
   Depreciation and amortization                      651              617                 34             5.5%
   Restructuring and asset impairment                  12                -                 12             NM
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                            3,207            2,835                372            13.1%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      407       $      261        $       146            55.9%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $      667       $      533        $       134            25.1%
                                               -- ------------- -- -------------- -- -------------


NM = Not meaningful

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Service                                     $    6,041       $    5,409        $       632            11.7%
   Equipment                                          765              505                260            51.5%
   Wholesale, affiliate and other                     245              129                116            90.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                        7,051            6,043              1,008            16.7%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   3,477            2,969                508            17.1%
   Selling, general and administrative              1,579            1,428                151            10.6%
   Depreciation and amortization                    1,305            1,225                 80             6.5%
   Restructuring and asset impairment                  16               10                  6            60.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                            6,377            5,632                745            13.2%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      674       $      411        $       263            64.0%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $    1,079       $      720        $       359            49.9%
                                               -- ------------- -- -------------- -- -------------

Wireless markets its products through multiple distribution channels, including its own retail stores, as well as other retail outlets. Equipment sales to one retail chain and the service revenues generated by sales to its customers accounted for 20.0% of net operating revenues in the 2004 second quarter and 20.7% in the 2004 year-to-date period compared to 20.6% and 21.7% for the same 2003 periods.

Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Direct subscribers (millions)                          16.9             15.3              16.9              15.3
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          62     $         62      $         62     $          60
                                              --- ------------- -- -------------- -- ------------- --- -------------
Subscriber churn rate                                   2.3%             2.4%              2.6%              2.8%
                                              --- ------------- -- -------------- -- ------------- --- -------------


Average monthly service revenue per user (ARPU), calculated on our direct subscriber base, is computed by dividing wireless service revenues by weighted average monthly wireless subscribers to measure revenue on a per user basis. This is a measure which uses GAAP as the basis for the calculation. ARPU, which is used by most wireless companies, is a method of valuing the recurring activity by measuring revenue on a per user basis. Analysts and investors primarily use ARPU to compare relative value across the wireless industry.

Net operating revenues include service revenues from the direct subscriber base, revenues from sales of handsets and accessory equipment, and revenues from our wholesale and affiliate partners. Service revenues consist of monthly recurring charges, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 10.7% in the 2004 second quarter and 11.7% for the 2004 year-to-date period from the same 2003 periods reflecting an increase in the number of subscribers, increased revenues from data services, and subscriber elections to add services to their base plans. These increases were partially offset by lower overage charges from usage-based plans. Average monthly usage in the 2004 second quarter was over 16 hours per month, an increase of more than three hours when compared to the 2003 second quarter. At the end of the period approximately 41% of the subscriber base included data services in their package compared to approximately 30% at the end of the 2003 second quarter.

Wireless had 505,000 direct net retail additions in the 2004 second quarter and acquired 91,000 subscribers from a third party affiliate at the end of the quarter, ending the period with approximately 16.9 million subscribers compared to approximately 15.3 million subscribers at the end of the 2003 second quarter. Wholesale partners added 299,000 subscribers in the second quarter of 2004, which increased their subscriber base to 2.3 million, principally due to Virgin Mobile, USA. The PCS third-party affiliates added 93,000 subscribers in the second quarter of 2004 before giving effect to the 91,000 subscribers acquired by Wireless from an affiliate at the end of the quarter. This brings the total number of subscribers served on the Wireless and affiliate networks, including direct retail, affiliate and wholesale subscribers, to more than 22.2 million at the end of the 2004 second quarter. In the 2004 second quarter, 55% of new direct retail subscribers chose to include PCS Vision in their service package.

Subscriber churn, which is calculated on our direct subscriber base, is computed by dividing the subscribers who discontinued Sprint PCS service by the weighted average subscribers for the period. This is an operational measure which is used by most wireless companies as a method of estimating the life of the subscriber. Analysts and investors primarily use churn to compare relative value across the wireless industry. The subscriber churn rate in the 2004 second quarter was 2.3% compared to 2.4% for the same 2003 period. Viewed sequentially, 2004 second quarter churn dropped more than 50 basis points. These improvements were due to effective subscriber retention programs and network improvements, as well as improved credit management policies.

Revenues from sales of handsets and accessories, including new subscribers and upgrades, were approximately 10.7% of net operating revenues in the 2004 second quarter and 10.8% in the 2004 year-to-date period compared to 7.7% and 8.4% for the same 2003 periods. The increase was mainly due to higher subscriber additions and higher retail prices, which was partially offset by higher rebates. As part of Wireless marketing plans, handsets, net of rebates, are normally sold at prices below the cost.

Wholesale, affiliate and other revenues consist primarily of net revenues retained from Sprint PCS subscribers residing in PCS affiliate territories, and revenues from the sale of Sprint PCS services to companies that resell those services to their subscribers on a retail basis. These revenues represented 3.4% of net operating revenues in the 2004 second quarter and 3.5% in the 2004 year-to-date period compared to 1.8% and 2.1% for the same 2003 periods. These increases mainly reflect net additions to the affiliate and wholesale customer base.

Costs of Services and Products

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer service costs and other network-related costs. These costs increased 14% in the 2004 second quarter and 17% in the 2004 year-to-date period from the same 2003 periods. These increases were primarily due to network support of a larger subscriber base, higher minutes of use, expanded network coverage and initial costs associated with customer service co-sourcing arrangements. Equipment costs also increased due to higher direct gross retail additions and handset upgrades as well as a decline in availability of refurbished handsets. These increases were somewhat offset by decreases in information technology expense due to operational efficiencies. Handset and equipment costs were 38.9% of total costs of services and products in the 2004 second quarter and 40.1% in the 2004 year-to-date period compared to 36.0% and 37.9% for the same 2003 periods. Costs of services and products were 48.0% of net operating revenues in the 2004 second quarter and 49.3% in the 2004 year-to-date period compared to 49.1% for both 2003 periods.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expense mainly includes marketing costs to promote and sell products and services, as well as related salary and benefit costs. SG&A expense increased 16% in the 2004 second quarter and 11% in the 2004 year-to-date period from the same 2003 periods reflecting an increase in sales and distribution costs primarily driven by higher direct gross retail additions and an increase in the number of owned retail stores. Marketing costs also contributed to the increase as a significant campaign was launched in the second quarter to reposition the PCS brand. This increase was offset by a decline in bad debt expense due to improved cash collections. SG&A expense was 22.4% of net operating revenues in the 2004 second quarter and in the 2004 year-to-date period compared to 22.5% and 23.6% for the same 2003 periods. Bad debt expense as a percentage of net revenues was 1.3% in the 2004 second quarter and 1.2% in the 2004 year-to-date period compared to 1.8% and 2.4% in the same 2003 periods. Reserve for bad debt as a percent of outstanding accounts receivable was 7.2% at the end of the 2004 second quarter and 7.3% at year-end 2003. This improvement was mainly driven by lower involuntary churn and improved cash collections.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation expense increased 6% in the 2004 second quarter and 7% in the 2004 year-to-date period from the same 2003 periods due to an increase in the network asset investment during 2003 and the 2004 year-to-date period. Depreciation expense was 18.0% of net operating revenues in the 2004 second quarter and 18.5% in the 2004 year-to-date period compared to 19.9% and 20.3% for the same 2003 periods.

Restructuring and Asset Impairment

Wireless recorded a $12 million restructuring charge in the second quarter of 2004 and a $4 million restructuring charge in the first quarter of 2004. Both charges represent severance costs associated with Sprint's Organizational Realignment.

In the first quarter of 2003, Wireless recorded a charge of $10 million associated with the termination of a software development project.

Local

Local consists mainly of regulated local phone companies serving approximately
7.8 million access lines in 18 states. Local provides voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local network, nationwide long-distance services to residential customers in its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. Local provides wireless services and video services to customers in its franchise territories through agency relationships.

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2004              2003                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Voice                                      $      1,136      $     1,165       $       (29)           (2.5)%
   Data                                                205              176                29            16.5%
   Other                                               169              185               (16)           (8.6)%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total net operating revenues                         1,510            1,526               (16)           (1.0)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      462              489               (27)           (5.5)%
   Selling, general and administrative                 329              313                16             5.1%
   Depreciation and amortization                       271              271                 -             NM
   Restructuring                                         3                -                 3             NM
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total operating expenses                             1,065            1,073                (8)           (0.7)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        445      $       453       $        (8)           (1.8)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.5%            29.7%
                                              --- ------------- -- --------------

Capital expenditures                          $        247      $       289       $       (42)          (14.5)%
                                              --- ------------- -- -------------- -- -------------


NM = Not meaningful



                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
                                                    2004              2003                $               %
--------------------------------------------- ----------------- ----------------- -- ------------- -----------------
                                                                  (millions)
Net operating revenues
   Voice                                      $      2,283      $     2,348       $       (65)           (2.8)%
   Data                                                400              349                51            14.6%
   Other                                               333              361               (28)           (7.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total net operating revenues                         3,016            3,058               (42)           (1.4)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      913              976               (63)           (6.5)%
   Selling, general and administrative                 656              631                25             4.0%
   Depreciation and amortization                       539              536                 3             0.6%
   Restructuring                                        17                -                17             NM
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total operating expenses                             2,125            2,143               (18)           (0.8)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        891      $       915       $       (24)           (2.6)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.5%            29.9%
                                              --- ------------- -- --------------

Capital expenditures                          $        456      $       570       $      (114)          (20.0)%
                                              --- ------------- -- -------------- -- -------------


NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 1% in both the 2004 second quarter and the 2004 year-to-date period from the same 2003 periods. The decline was driven by lower voice revenue primarily due to fewer access lines and lower consumer long-distance revenues. Lower equipment sales also contributed to the decrease. Local ended the 2004 second quarter with approximately 7.8 million switched access lines, a 2% decrease during the past 12 months. The reduction in access lines was driven by wireless and broadband substitution, losses to competitive local providers, and seasonally higher disconnects in the second quarter. The reduction in access lines is expected to continue, although Sprint expects its ongoing rate of line loss to be less than the loss rates experienced by other major urban carriers. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 7% during the past 12 months. This growth reflects growth in DSL, as well as many business customers switching from individual lines to high capacity dedicated circuits.

Voice Revenues

Voice revenues, derived from local exchange services, long-distance revenue and switched access revenue, decreased 2% in the 2004 second quarter and 3% in the 2004 year-to-date period from the same 2003 periods due to a decrease in access lines and lower consumer long-distance revenue. Voice revenues partially benefited this quarter from a retroactive access billing adjustment with a third-party carrier. Additionally, FCC-allowable cost recoveries associated with local number portability ceased in February 2004.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 16% in the 2004 second quarter and 15% in the 2004 year-to-date period compared to the same 2003 periods driven by strong growth in DSL lines.

Other Revenues

Other revenues decreased 9% in the 2004 second quarter and 8% in the 2004 year-to-date period from the same 2003 periods principally driven by lower equipment sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 6% in both the 2004 second quarter and the 2004 year-to-date period compared to the same 2003 periods. This decrease was mainly driven by general expense controls and lower costs associated with equipment sales, somewhat offset by higher pension costs. Costs of services and products were 30.6% of net operating revenues in the 2004 second quarter and 30.3% in the 2004 year-to-date period compared to 32.0% and 31.9% for the same periods a year ago.

Selling, General and Administrative

SG&A expense increased 5% in the 2004 second quarter and 4% in the 2004 year-to-date period compared to the same 2003 periods. The increase was primarily due to higher pension costs and stock-based compensation offset by general expense controls. SG&A expense was 21.8% of net operating revenues in both the 2004 second quarter and the 2004 year-to-date period compared to 20.5% and 20.6% for the same periods a year ago. SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.3% in both the 2004 second quarter and the 2004 year-to-date period compared to 1.1% and 1.3% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 8.9% at the end of the 2004 second quarter and 8.5% at year-end 2003.

Depreciation and Amortization

Estimates and assumptions are used in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense was flat in both the 2004 second quarter and the 2004 year-to-date period compared to the same 2003 periods. Depreciation expense was 17.9% of net operating revenues in both the 2004 second quarter and the 2004 year-to-date period compared to 17.8% and 17.5% for the same periods a year ago.

Restructuring and Asset Impairment

In the 2004 first quarter, Local recorded a $14 million restructuring charge representing severance associated with Sprint's Organizational Realignment. In the 2004 second quarter, an additional $3 million was recorded.

Long distance

Long distance provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols, such as Internet Protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. Long distance is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. In addition, Long distance provides international data communications, and provides local service using Sprint's facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia.

Long distance also includes the operating results of the wireless high speed data and cable TV service operations of the wireless broadband companies using Multichannel Multipoint Distribution Services (MMDS) technology. Sprint is focusing its future efforts in the use of MMDS technology on a broad range of alternative strategies. Sprint is continuing to optimize its spectrum portfolio, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     1,164      $     1,244       $       (80)          (6.4)%
   Data                                                438              466               (28)          (6.0)%
   Internet                                            214              245               (31)         (12.7)%
   Other                                                57               50                 7           14.0%
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                         1,873            2,005              (132)          (6.6)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,095            1,064                31            2.9%
   Selling, general and administrative                 515              563               (48)          (8.5)%
   Depreciation and amortization                       321              363               (42)         (11.6)%
   Restructuring and asset impairment                   81              348              (267)         (76.7)%
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                             2,012            2,338              (326)         (13.9)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (139)     $      (333)      $       194           58.3%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $        64      $        94       $       (30)         (31.9)%
                                               -- ------------- -- -------------- -- -------------




                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
---------------------------------------------- ---------------- ----------------- -- ------------- -----------------
                                                                   (millions)
Net operating revenues
   Voice                                       $     2,350      $     2,537       $      (187)          (7.4)%
   Data                                                890              928               (38)          (4.1)%
   Internet                                            437              488               (51)         (10.5)%
   Other                                               108               98                10           10.2%
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                         3,785            4,051              (266)          (6.6)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    2,148            2,170               (22)          (1.0)%
   Selling, general and administrative               1,031            1,138              (107)          (9.4)%
   Depreciation and amortization                       641              724               (83)         (11.5)%
   Restructuring and asset impairment                   93              348              (255)         (73.3)%
---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                             3,913            4,380              (467)         (10.7)%
---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (128)     $      (329)      $       201           61.1%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $       120      $       155       $       (35)         (22.6)%
                                               -- ------------- -- -------------- -- -------------


Net Operating Revenues

Net operating revenues decreased 7% in both the 2004 second quarter and the 2004 year-to-date periods from the same 2003 periods. The revenue decline in nearly all categories was due to a competitive pricing environment in the long-distance business.

Voice Revenues

Voice revenues decreased 6% in the 2004 second quarter and 7% in the 2004 year-to-date period from the same 2003 periods due to a decline in consumer voice revenues resulting from wireless, e-mail and instant messaging substitution, aggressive competition from Regional Bell Operating Companies (RBOCs) for consumer and small business customers and aggressive pricing by traditional interexchange carriers and the RBOCs for enterprise customers. Minute volume increased 13% in the 2004 second quarter and 11% in the 2004 year-to-date period compared to the same 2003 periods.

Data Revenues

Data revenues decreased 6% in the 2004 second quarter and 4% in the 2004 year-to-date period from the same 2003 periods. The decrease is driven by declines in frame relay and private line services partially offset by an increase in ATM and managed network services.

Internet Revenues

Internet revenues decreased 13% in the 2004 second quarter and 10% in the 2004 year-to-date period from the same 2003 periods. The decline was mainly driven by a decrease in dial IP and Web Hosting services, somewhat offset by an increase in dedicated IP. Sprint made the decision to exit the web hosting business in the 2003 second quarter.

Other Revenues

Other revenues increased 14% in the 2004 second quarter and 10% in the 2004 year-to-date period from the same 2003 periods. The increase was primarily due to higher equipment sales.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by the division's domestic customers, costs to operate and maintain our long-distance networks, and costs of equipment sales. These costs increased 3% in the 2004 second quarter, but decreased 1% in the 2004 year-to-date period from the same 2003 periods. The increase is primarily attributable to higher volumes, particularly in international traffic. The decrease was due to renegotiated access rate agreements, and initiatives to reduce access unit costs. Costs of services and products for Long distance were 58.5% of net operating revenues in the 2004 second quarter and 56.8% in the 2004 year-to-date period compared to 53.1% and 53.6% for the same periods a year ago. These increases reflect the competitive pricing environment of the long-distance business.

Selling, General and Administrative

SG&A expenses decreased 9% in both the 2004 second quarter and the 2004 year-to-date period from the same 2003 periods. The decline was due to restructuring efforts and general cost controls. SG&A expense was 27.5% of net operating revenues in the 2004 second quarter and 27.2% in the 2004 year-to-date period compared to 28.1% for the same periods a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 3.5% in the 2004 second quarter and 2.4% in the 2004 year-to-date period compared to 1.9% and 2.2% for the same 2003 periods. This increase is primarily driven by higher bad debt experience in the wholesale market. Reserve for bad debt as a percent of outstanding accounts receivable was 11.4% at the end of the 2004 second quarter and 11% at year-end 2003.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense decreased 12% in the 2004 second quarter and 11% in the year-to-date period from the same periods a year ago primarily driven by a decreased asset base due to the asset impairments associated with the wind-down of the Web Hosting business announced in the 2003 second quarter, as well as the extension of the depreciable life of certain high-capacity transmission equipment from eight years to twelve years due to slower anticipated evolution of technology and limited physical deterioration. This extension in life decreased the 2004 second quarter and year-to-date depreciation expense in Long distance by approximately $24 million and $49 million, respectively. Depreciation expense was 17.1% of net operating revenues in the 2004 second quarter and 16.9% in the 2004 year-to-date period compared to 18.1% and 17.9% for the same periods a year ago.

Restructuring and Asset Impairment

Long distance recorded an $81 million restructuring charge in the 2004 second quarter and $12 million in the 2004 first quarter representing severance costs associated with Sprint's Organizational Realignment and the wind-down of the Web Hosting business.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Interest expense decreased $41 million in the 2004 second quarter and $87 million in the 2004 year-to-date period compared to the same periods a year ago. These decreases are primarily due to reductions in Sprint's outstanding debt.

Sprint's effective interest rate on long-term debt was 6.9% in the 2004 second quarter compared to 7.0% in the 2003 second quarter. The lower effective interest rate is primarily due to $1 billion worth of fair value interest rate swaps entered into during the third quarter of 2003. At June 30, 2004, the average floating rate of interest on the swapped debt was 4.2%; the average coupon on the underlying debt was 7.2%. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt.

Premium on Early Retirement of Debt

In May 2004, Sprint recorded a premium of $20 million due to early retirement of $750 million of senior notes related to the equity units. The notes had an interest rate of 6% and a maturity date of August 17, 2006.

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

Other, net

Other, net consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $         8       $        7        $        17      $         21
Equity in net losses of affiliates                    (10)             (10)               (22)              (28)
Amortization of debt costs                            (15)              (8)               (21)              (15)
Royalties                                               3                4                  7                 7
Litigation settlement                                   -                -                  -               (50)
Losses on sales of investments                          -               (3)                 -                (3)
Tracking stock recombination
   advisory fees                                        -                -                (15)                -
Other, net                                             10              (11)                 4               (14)
--------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total                                         $        (4)      $      (21)       $       (30)     $        (82)
                                              --- ------------- -- -------------- -- ------------- --- -------------


Equity in net losses of affiliates was driven by Sprint's investment in Virgin Mobile, USA, in all periods presented.

Amortization of debt costs include the recognition of $9 million of deferred costs associated with the early retirement of $750 million of equity unit notes in the 2004 second quarter.

Royalties are payments made to Sprint by Call-Net equaling 2.5% of Call-Net gross revenues from telecommunication services.

In the 2004 first quarter, Sprint recorded $15 million in advisory fees relating to the tracking stock recombination.

In the 2003 first quarter, Sprint recorded a $50 million charge to settle shareholder litigation.

Income Taxes

See Note 11 of Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

Discontinued Operation, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003.

The pretax gain recognized in the 2003 year-to-date period was $2.14 billion, $1.32 billion after-tax. In the 2003 second quarter, Sprint recognized a pretax gain of $14 million, $9 million after-tax, primarily related to a final working capital settlement in the on-going operation.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sprint has presented the directory publishing business as a discontinued operation in the consolidated financial statements.

Cumulative Effect of Change in Accounting Principle, Net

In the 2003 first quarter, Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS No. 143, Sprint recorded a reduction in Local's depreciation reserves to remove previously accrued costs of removal. Historically, Local accrued costs of removal in its depreciable rate, a practice consistent with regulatory requirements and others in the industry. These costs of removal do not meet the standard's definition of an asset retirement obligation liability. This one-time benefit of approximately $420 million resulted in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Sprint's consolidated assets of $42.0 billion decreased $809 million in the 2004 year-to-date period. Cash and equivalents decreased $46 million as capital expenditures, early retirement of equity unit notes and dividend payments slightly exceeded operating cash flows. Inventories increased $172 million as several new wireless handset models were launched in the 2004 second quarter. Net property, plant, and equipment decreased $931 million, as capital expenditures were more than offset by depreciation expense in the 2004 year-to-date period.

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

Operating Activities

Sprint's operating cash flows of $3.0 billion decreased $22 million in the 2004 year-to-date period from the same 2003 period. The 2004 decrease was mainly due to a $300 million contribution to the pension trust in the 2004 first quarter, partially offset by growth in Wireless.

Investing Activities

Sprint's cash flows used by investing activities, which consisted mainly of capital expenditures, totaled $1.6 billion in the 2004 year-to-date period compared to $1.4 billion in the same 2003 period. Wireless capital expenditures were incurred mainly to maintain network reliability and upgrade capabilities for providing new products and services. Local incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services, convert our network from circuit to packet switching, and continue the build-out of high-speed DSL services, to meet federal, state and local regulatory requirements, and to replace network and support assets. Long distance capital expenditures were incurred mainly to maintain network reliability and upgrade capabilities for providing new products and services. The overall increase in capital expenditures in 2004 was driven by higher Wireless spending, somewhat offset by Local and Long distance spending reductions.

Financing Activities

Sprint's cash flows used by financing activities totaled $1.4 billion in the 2004 year-to-date period and $2.1 billion in the same 2003 period. Financing activities include a $1.1 billion reduction of debt in the 2004 year-to-date period compared with a reduction of $1.9 billion in the same 2003 period. The debt reduction in the 2004 year-to-date period was primarily due to the early retirement of a portion of Sprint's equity unit notes and payment of scheduled maturities on senior notes. The debt reduction in the 2003 year-to-date period was mainly due to the tender for the 2003 and 2004 senior notes and the prepayment of borrowings under the long distance accounts receivable securitization facility. Sprint paid cash dividends of $295 million in the 2004 year-to-date period compared with $228 million in the same 2003 period. The dividend increase was due to additional FON shares issued in the April 2004 stock recombination.

Capital Requirements

Sprint's 2004 investing activities, mainly consisting of capital expenditures, are expected to total approximately $4.0 billion. These expenditures are primarily for increased network capacity and coverage. They also include investments for growth in demand for enterprise services, broadband initiatives including DSL and Evolution Data Optimized or EV-DO, which is the next version of CDMA technology enabling high-speed wireless data capabilities, and the phased transition from circuit to packet switching. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with customer demand. Dividend payments are expected to approximate $670 million in 2004. Sprint expects overall cash from operations to be approximately $6.5 billion in 2004.

Liquidity

Prior to 2003, Sprint has used the long-term bond market, as well as other financial markets to fund its needs. As a result of its improved liquidity position, Sprint has not recently accessed the capital markets, and does not currently expect to do so in 2004 to fund either capital expenditures or operating requirements.

In June 2004, Sprint entered into a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had standby letters of credit serving as a backup to various obligations of approximately $121 million as of June 30, 2004.

Sprint has a Wireless accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $295 million was available as of June 30, 2004.

Sprint has a Long distance accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in 2005, is subject to annual renewals and does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of June 30, 2004, Sprint had more than $380 million total funding available under the facility.

The undrawn loan facilities described above would charge interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint's credit ratings.

Debt maturities, including capital lease obligations, for the remainder of 2004 total approximately $220 million. Sprint's $2.4 billion cash balance at June 30, 2004 and expected 2004 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. On June 30, 2004, Sprint's most restrictive debt covenant would allow an additional $7.4 billion of debt. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Fitch Ratings currently rates Sprint's long-term senior unsecured debt at BBB with a stable outlook. Standard and Poor's Corporate Ratings currently rates Sprint's long-term senior unsecured debt at BBB- with a stable outlook. Moody's Investor Service currently rates Sprint's long-term senior unsecured debt at Baa3 with a stable outlook.

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

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of June 30, 2004, Sprint had no outstanding interest rate cash flow hedges.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers and from the operation of its international subsidiaries. These international operations were immaterial to the consolidated financial position at June 30, 2004 or results of operations or cash flows for the quarter ended June 30, 2004. Sprint has not entered into any significant foreign currency forward and option contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Approximately 93% of Sprint's outstanding debt at June 30, 2004 is fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless market conditions are favorable.

As of June 30, 2004, Sprint held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint pays a floating rate of interest equal to the six-month LIBOR, plus a fixed spread, which averaged 4.2% as of June 30, 2004, and received an average interest rate equal to the coupon rates stated on the underlying senior notes of 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $49 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore, there is no impact to earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable-rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $14 million on the Statements of Operations and Consolidated Statements of Cash Flows at June 30, 2004. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decrease in market interest rates would cause a $572 million increase in fair market value of its debt to $20 billion.

Foreign Currency Risk

Sprint also enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges and the operation of international subsidiaries. The dollar equivalent of Sprint's net foreign currency payables from international settlements was $34 million and net foreign currency receivables from international operations was $32 million at June 30, 2004. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $9 million.

                                                                         PART I.
                                                                         Item 4

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of this Form 10-Q and as of June 30, 2004, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to update their review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, as well as members of the financial accounting and legal departments, to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2004 and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules governing this report. No changes were made in Sprint's internal controls over financial reporting during the 2004 second quarter that have materially affected or are reasonably likely to materially affect Sprint's financial reporting.

                                                                        PART II.
                                                              Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         The complaint in the consolidated lawsuit filed in the District Court of Johnson County, Kansas, relating to the recombination of the tracking stocks, reported in Sprint's 2003 Annual Report on Form 10-K and its 2004 first quarter report on Form 10-Q, has been amended and now alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks as well as breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination of the tracking stocks and monetary damages.

         Sprint's motion to dismiss the lawsuit filed by individual participants in the Sprint Retirement Savings Plan, the Sprint Retirement Savings Plan for Bargaining Unit Employees and the Centel Savings Plan for Bargaining Unit Employees, reported in Sprint's 2003 Annual Report on Form 10-K, was granted in part and denied in part. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by making the company contribution in FON and PCS stock and by including FON and PCS stock among the more than thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON and PCS stock during the class period.

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

Item 2.  Changes in Securities

         Sale of Unregistered Equity Securities

         In June 2004, Sprint issued to its directors and certain of its current and former executive officers an aggregate of 6,221 unregistered restricted stock units relating to shares of FON Stock. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of FON Stock once the unit vests. Delivery of the shares may be delayed under certain circumstances. The underlying shares are currently scheduled to be delivered at various times beginning in 2005 and ending in 2007.

         Neither these restricted stock units nor the common stock issuable once the units vest were registered under the Securities Act of 1933. The issuance of the restricted stock units was exempt from registration under the Securities Act in reliance on the exemption provided by
         Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.



         Issuer Purchases of Equity Securities

                                       --- ---------------- --- ----------------- ---------------- -----------------
                                                                                   Total Number      Maximum Number
                                                                                     of Shares       (or Approximate
                                                                                     Purchased        Dollar Value)
                                                                                    as Part of       of Shares that
                                                                                     Publicly          May Yet Be
                                            Total Number         Average Price       Announced       Purchased Under
         Period                               of Shares               Paid            Plans or        the Plans or
                                           Purchased(1),(2)     Per Share(3),(4)      Programs          Programs
                                       --- ---------------- --- ----------------- ---------------- -----------------

         April 1 through April 30
              FON Stock                       34,669        $       15.517                  -             -
              PCS Stock(5)                    34,349        $        7.709                  -             -

         May 1 through May 31
              FON Stock                        1,113        $       17.771                  -             -

         June 1 through June 30
              FON Stock                       35,610        $       17.316                  -             -


         (1) Excludes an aggregate of 1,502.5 shares of FON Stock acquired as a result of Sprint's decision to pay cash for fractional shares in the recombination of the PCS Stock and FON Stock. The recombination occurred on April 23, 2004.

         (2) Except for fractional shares of FON Stock acquired in the recombination of PCS Stock and FON Stock, all acquisitions of equity securities during the 2004 second quarter were the result of the operation of the terms of Sprint's shareholder approved equity compensation plans (the Management Incentive Stock Option Plan and the 1997 Long-Term Stock Incentive Program) and the terms of the equity grants pursuant to those plans, as follows: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units, and (iii) the exercise of options. Excludes shares used for the exercise price of options and required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units when only the net shares were issued.

         (3) Excludes the purchase price for the fractional shares of FON Stock resulting from the recombination of the PCS Stock and FON Stock. Pursuant to Sprint's Articles of Incorporation, the cash value per share is determined by averaging the high and low reported sales price of the FON Stock on the fifth trading day before the date on which the payment is made. The payment is made when the certificates for PCS Stock are surrendered for exchange. As of June 30, 2004, payment had been made for an aggregate of 802.5 shares of FON Stock at an average price per share of $17.65.

         (4) Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the date of vesting of the restricted stock, the delivery date of the stock underlying restricted stock units, and the date of the exercise of the option.

         (5) PCS Stock purchased before the recombination of PCS Stock and FON Stock on April 23, 2004.



         No options may be granted pursuant to the Management Incentive Stock Option Plan after April 18, 2005. No awards may be granted pursuant to the 1997 Long-Term Stock Incentive Program after April 15, 2007. Options, restricted stock awards and restricted stock unit awards outstanding on those dates may continue to be outstanding after those dates. Sprint cannot estimate how many shares will be acquired in the manner described in footnote (2) to the table above through operation of these plans.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 20, 2004, Sprint held its annual meeting of shareholders. In addition to the election of four directors to serve a term of one year, the shareholders ratified the appointment of KPMG LLP as independent auditors of Sprint for 2004. The shareholders did not approve four shareholder proposals.

         The following votes were cast for each of the following nominees for director or were withheld with respect to such nominees:

                                              For                     Withheld
           Gordon M. Bethune             1,118,424,077               28,619,249
           E. Linn Draper, Jr.           1,119,191,385               27,851,941
           Deborah A. Henretta           1,119,101,182               27,942,144
           Linda Koch Lorimer              903,478,590              243,564,736

         The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as independent auditors of Sprint for 2004:

           For                                       1,104,672,293
           Against                                      23,537,370
           Abstain                                      18,833,820

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

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.85 and 1.82 in the 2004 second quarter and year-to-date period compared to 1.15 in the 2003 year-to-date period. In the 2003 second quarter, earnings were inadequate to cover fixed charges by $12 million. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3) Articles of Incorporation and Bylaws:

                  (a) Restated Articles of Incorporation, dated as of December 9, 2003 (filed as Exhibit 3(a) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

                  (b) Certificate of Designation, Preferences and Rights of Preferred Stock-Sixth Series, dated as of April 23, 2004 (filed as Exhibit 3(b) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

                  (c) Certificate of Elimination of Designations of Preferred Stock-Eighth Series,dated as of April 23, 2004 (filed as Exhibit 3(c) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

                  (d) Amended and Restated Bylaws (filed as Exhibit 3(d) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

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

           (10)   Material Agreements

                  (a) 364-Day Credit Agreement, dated as of June 22, 2004, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, JPMorgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS Loan Finance LLC, as documentation agents.

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

         Sprint filed a Current Report on Form 8-K dated May 19, 2004, to file with the Securities and Exchange Commission a certain tax opinion to be incorporated by reference in Sprint's registration statement relating to the remarketing of its equity unit notes.

         Sprint filed a Current report on Form 8-K dated July 21, 2004, in which it reported that it announced 2004 second quarter results. The news release, which was furnished as an exhibit to the Current Report, included the following information:

              Sprint Corporation Consolidated Statements of Operations
              Sprint Corporation Consolidated Balance Sheets
              Sprint Corporation Condensed Consolidated Cash Flow Information Sprint Corporation Reconciliation of Non-GAAP Liquidity Measures Sprint Corporation Reconciliation of Earnings Per Share
              Sprint Corporation Operating Statistics
              Sprint Corporation Wireless-Selected Information

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


Dated:  August 5, 2004