Form 10-K/A
period 2003-12-31
SPRINT CORP
filed 2004-11-09
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Sprint Corporation for the fiscal year ended December 31, 2003 is to restate our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and related disclosures, including the selected financial data included herein as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, as described in Note 2 to the Consolidated Financial Statements.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 9, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I—Item 1—Business
•	Part I—Item 2—Properties
•	Part II—Item 6—Selected Financial Data
•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II—Item 8—Financial Statements and Supplementary Data;
•	Part II—Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure;
•	Part II—Item 9A—Controls and Procedures; and
•	Part IV—Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

During a review of internal controls relating to our capital assets, we identified, in the 2004 third quarter, a calculation error that had resulted, since 1999, in the overstatement of interest capitalized during the construction of our Wireless capital assets, with a corresponding understatement of interest expense. The error subsequently resulted in an overstatement of depreciation expense after the associated capital assets were placed in service. This error resulted in a cumulative overstatement of capitalized interest costs and a corresponding understatement of interest expense of $265 million from 1999 through June 30, 2004, as well as a cumulative overstatement of depreciation expense of $99 million from 1999 through June 30, 2004. The cumulative impacts of this error as of June 30, 2004, including the related income tax effect, resulted in a $166 million overstatement of net property, plant and equipment, a $61 million overstatement of deferred income tax liability, and a $105 million overstatement of retained earnings.

While we believe the impacts of this calculation error are not material to any previously issued financial statement, we determined that the cumulative adjustment required to correct this calculation error was too large to record in 2004, and that the calculation error was most appropriately corrected through restatement of previously issued financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 and interim financial statements for the quarters ended March 31, 2004 and June 30, 2004.

Our decision to restate previously issued financial statements was based on the impact of a cumulative correction on the 2004 financial statements rather than the impact on any previously issued financial statement.

Additionally, in the fourth quarter of 2003, in conjunction with our periodic review of the liability for medical coverage for participants in Sprint’s long-term disability plan, we determined the liability on our balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. The cumulative impacts of this error as of December 31, 2003, including the related income tax effect, resulted in a $114 million understatement of postretirement and other benefit obligations, a $42 million overstatement of deferred income tax liability, and a $72 million overstatement of retained earnings. Accordingly, in the fourth quarter of 2003, we recorded, and fully disclosed, an adjustment to appropriately state this long-term disability liability. Because we have restated our previously issued financial statements for the matter discussed above, we have also restated our previously issued financial statements to apply the long-term disability adjustment to the appropriate pre-2003 periods.

See Note 2 to the Consolidated Financial Statements for additional information.

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

These efforts have resulted in restructuring charges and asset impairments in the fourth quarter of 2003 and will impact subsequent quarters. Ongoing efforts in these areas may have additional impacts in subsequent periods. See Note 6 of Notes to Consolidated Financial Statements for more information relating to these activities.

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

Global Markets Division

The global markets division’s financial performance for 2003, 2002 and 2001 is summarized as follows:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net operating revenues	$7,992	$8,943	$9,916

Operating income (loss)(1)	$(1,426)	$(208)	$(2,057)

(1)	See Part II, Item 7 Segmental Results of Operations – Global Markets Division for more information regarding division financial performance.

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

The local division’s financial performance for 2003, 2002 and 2001 is summarized as follows:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net operating revenues	$6,143	$6,257	$6,294

Operating income (loss)(1)	$1,846	$1,816	$1,770

(1)	See Part II, Item 7 Segmental Results of Operations – Local Division for more information regarding division financial performance.

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

The financial performance for the PCS Group for 2003, 2002 and 2001 is summarized as follows:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net operating revenues	$12,690	$12,074	$9,725

Operating income (loss)(1)	$592	$494	$(634)

(1)	See Part II, Item 7 Segmental Results of Operations – PCS Group for more information regarding division financial performance.

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

See Note 6 of Notes to Consolidated Financial Statements, Restructuring and Asset Impairments, for more information on the impacts of these decisions.

Management

For information concerning the executive officers of Sprint, see “Executive Officers of the Registrant” in this document.

Information as to Business Segments

For information required by this section, refer to Sprint’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to Note 18 of Notes to Consolidated Financial Statements section of the Financial Statements filed as part of this document.

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

Item 2. Properties

Sprint’s gross property, plant and equipment totaled $54.0 billion at year-end 2003. Of this amount, $19.0 billion relates to the FON Group’s local division, $14.1 billion relates to the FON Group’s global markets division, $18.5 billion relates to the PCS Group and the remainder relates to the FON Group’s product distribution properties and general support assets.

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

For additional information, see Note 17 of the Notes to Consolidated Financial Statements.

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

Item 6. Selected Financial Data

Consolidated Selected Financial Data

	2003 (as restated)	2002 (as restated)	2001 (as restated)	2000 (as restated)	1999 (as restated)
	(millions, except per share data)
Results of Operations
Net operating revenues	$26,197	$26,679	$25,562	$23,166	$19,856
Operating income (loss)(1),(5)	1,007	2,096	(910)	280	(507)
Income (Loss) from continuing operations(1),(2),(5)	(292)	451	(1,599)	(788)	(975)

Earnings (Loss) per Share and Dividends
Earnings (Loss) per common share from continuing operations:(1),(2),(3),(4),(5)
Sprint FON Group (diluted)	$0.41	$1.17	$(0.34)	$1.27	$1.78
Sprint FON Group (basic)	0.41	1.17	(0.34)	1.28	1.82
Sprint PCS Group (diluted and basic)	(0.65)	(0.59)	(1.32)	(1.99)	(2.78)
Dividends per FON common share	0.50	0.50	0.50	0.50	0.50

Financial Position
Total assets	$42,675	$45,113	$45,619	$42,943	$39,656
Property, plant and equipment, gross	53,994	51,807	48,508	42,938	36,985
Property, plant and equipment, net	27,101	28,565	28,786	25,166	21,874
Total debt (including short-term and long-term borrowings, equity unit notes and redeemable preferred stock)	19,407	22,273	22,883	18,975	17,028
Shareholders’ equity	13,113	12,108	12,450	13,596	13,245

Cash Flow Data
Net cash from operating activities—continuing operations	$6,515	$6,178	$4,499	$4,028	$1,735
Capital expenditures	3,797	4,821	8,982	7,084	6,022

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported. All prior period amounts have been restated to reflect the results of Sprint’s directory publishing business, which was sold in January 2003, as a discontinued operation.

During a review of internal controls relating to its capital assets, Sprint identified, in the 2004 third quarter, a calculation error that had resulted, since 1999, in the overstatement of interest capitalized during the construction of its Wireless capital assets, with a corresponding understatement of interest expense. The error subsequently resulted in an overstatement of depreciation expense after the associated capital assets were placed in service. While Sprint believes the impacts of this calculation error are not material to any previously issued financial statement, Sprint determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements.

Additionally, in the fourth quarter of 2003, in conjunction with Sprint’s periodic review of the liability for medical coverage for participants in its long-term disability plan, Sprint determined the liability on its balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. Accordingly, in the fourth quarter of 2003, Sprint recorded, and fully disclosed, an adjustment to appropriately state this long-term disability liability. Because Sprint has restated its previously issued financial statements for the matter discussed above, Sprint has also restated its previously issued financial statements to apply the long-term disability adjustment to the appropriate pre-2003 periods.

See footnotes following Consolidating Selected Financial Data.

Item 6. Selected Financial Data (continued)

Consolidating Selected Financial Data

	2003 (as restated)	2002 (as restated)	2001 (as restated)	2000 (as restated)	1999 (as restated)
	(millions)
Results of Operations
Net operating revenues
Sprint FON Group	$14,185	$15,227	$16,415	$17,241	$16,750
Sprint PCS Group	12,690	12,074	9,725	6,341	3,373
Eliminations	(678)	(622)	(578)	(416)	(267)
Consolidated	$26,197	$26,679	$25,562	$23,166	$19,856

Operating income (loss)(1),(5)
Sprint FON Group	$373	$1,569	$(287)	$2,202	$2,731
Sprint PCS Group	592	494	(634)	(1,922)	(3,238)
Eliminations	42	33	11	—	—
Consolidated	$1,007	$2,096	$(910)	$280	$(507)

Income (Loss) from continuing operations(1),(2),(5)
Sprint FON Group	$360	$1,035	$(311)	$1,122	$1,569
Sprint PCS Group	(652)	(584)	(1,288)	(1,910)	(2,544)
Consolidated	$(292)	$451	$(1,599)	$(788)	$(975)

Financial Position
Total assets
Sprint FON Group	$21,862	$23,133	$24,272	$24,190	$22,247
Sprint PCS Group	21,671	22,842	22,016	19,638	17,859
Eliminations	(858)	(862)	(669)	(885)	(450)
Consolidated	$42,675	$45,113	$45,619	$42,943	$39,656

Property, plant and equipment, gross
Sprint FON Group	$35,515	$35,055	$34,072	$30,955	$27,640
Sprint PCS Group	18,479	16,752	14,436	11,983	9,345
Consolidated	$53,994	$51,807	$48,508	$42,938	$36,985

Property, plant and equipment, net
Sprint FON Group	$16,050	$16,894	$17,491	$15,808	$13,972
Sprint PCS Group	11,098	11,717	11,342	9,397	7,931
Eliminations	(47)	(46)	(47)	(39)	(29)
Consolidated	$27,101	$28,565	$28,786	$25,166	$21,874

Total debt (including short-term and long-term borrowings, equity unit notes and redeemable preferred stock)
Sprint FON Group	$1,745	$3,980	$5,324	$4,518	$5,443
Sprint PCS Group	17,941	18,573	17,839	14,906	12,015
Eliminations	(279)	(280)	(280)	(449)	(430)
Consolidated	$19,407	$22,273	$22,883	$18,975	$17,028

Shareholders’ equity
Sprint FON Group	$13,372	$11,748	$11,652	$12,305	$10,489
Sprint PCS Group	(259)	360	798	1,284	2,751
Eliminations	—	—	—	7	5
Consolidated	$13,113	$12,108	$12,450	$13,596	$13,245

Cash Flow Data
Net cash from operating activities—continuing operations
Sprint FON Group	$4,039	$4,176	$4,457	$4,104	$3,562
Sprint PCS Group	2,476	2,002	42	(76)	(1,758)
Eliminations	—	—	—	—	(69)
Consolidated	$6,515	$6,178	$4,499	$4,028	$1,735

Capital expenditures
Sprint FON Group	$1,674	$2,181	$5,295	$4,105	$3,508
Sprint PCS Group	2,123	2,640	3,687	2,979	2,514
Consolidated	$3,797	$4,821	$8,982	$7,084	$6,022

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported. All prior period amounts have been restated to reflect the results of Sprint’s directory publishing business, which was sold in January 2003, as a discontinued operation.

Item 6. Selected Financial Data (continued)

During a review of internal controls relating to its capital assets, Sprint identified, in the 2004 third quarter, a calculation error that had resulted, since 1999, in the overstatement of interest capitalized during the construction of its Wireless capital assets, with a corresponding understatement of interest expense. The error subsequently resulted in an overstatement of depreciation expense after the associated capital assets were placed in service. While Sprint believes the impacts of this calculation error are not material to any previously issued financial statement, Sprint determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements.

Additionally, in the fourth quarter of 2003, in conjunction with Sprint’s periodic review of the liability for medical coverage for participants in its long-term disability plan, Sprint determined the liability on its balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. Accordingly, in the fourth quarter of 2003, Sprint recorded, and fully disclosed, an adjustment to appropriately state this long-term disability liability. Because Sprint has restated its previously issued financial statements for the matter discussed above, Sprint has also restated its previously issued financial statements to apply the long-term disability adjustment to the appropriate pre-2003 periods.

See footnotes following Consolidating Selected Financial Data.

(1)	In 2003, Sprint recorded net charges reducing Sprint’s operating income by $1.9 billion and reducing income from continuing operations by $1.2 billion resulting in an overall loss from continuing operations. The FON Group recorded charges reducing operating income by $1.6 billion and reducing income from continuing operations by $1.0 billion. The charges taken by the FON Group related primarily to restructurings, asset impairments, and executive separation agreements, offset by recoveries of fully reserved MCI (formerly WorldCom) receivables. The PCS Group recorded charges reducing operating income by $381 million and increasing loss from continuing operations by $240 million. The PCS Group charges related primarily to restructurings, asset impairments, and executive separation agreements.

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

Item 6. Selected Financial Data (continued)

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

These efforts have resulted in restructuring charges and asset impairments in the fourth quarter of 2003 and will continue to impact subsequent quarters. Ongoing efforts in these areas may have additional impacts in subsequent periods. See Note 6 of Notes to Consolidated Financial Statements for more information relating to these activities.

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

Restatement of Previously Issued Financial Statements

During a review of internal controls relating to its capital assets, Sprint identified, in the 2004 third quarter, a calculation error that had resulted, since 1999, in the overstatement of interest capitalized during the construction of its Wireless capital assets, with a corresponding understatement of interest expense. The error subsequently resulted in an overstatement of depreciation expense after the associated capital assets were placed in service. While Sprint believes the impacts of this calculation error are not material to any previously issued financial statement, Sprint determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements.

Additionally, in the fourth quarter of 2003, in conjunction with Sprint’s periodic review of the liability for medical coverage for participants in its long-term disability plan, Sprint determined the liability on its balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. Accordingly, in the fourth quarter of 2003, Sprint recorded, and fully disclosed, an adjustment to appropriately state this long-term disability liability. Because Sprint has restated its previously issued financial statements for the matter discussed above, Sprint has also restated its previously issued financial statements to apply the long-term disability adjustment to the appropriate pre-2003 periods.

The following discussion reflects the impacts of these restatements. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Consolidated Results of Operations

Total net operating revenues were as follows:

	2003	2002	2001
	(millions)
FON Group	$14,185	$15,227	$16,415
PCS Group	12,690	12,074	9,725
Intergroup eliminations	(678)	(622)	(578)
Net operating revenues	$26,197	$26,679	$25,562

Income (Loss) from continuing operations was as follows:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
FON Group	$360	$1,035	$(311)
PCS Group	(652)	(584)	(1,288)
Income (Loss) from continuing operations	$(292)	$451	$(1,599)

Income (loss) from continuing operations as presented in the above table includes the after-tax impacts of the items discussed in the following paragraphs.

In 2003, Sprint recorded net restructuring charges and asset impairments of $1.2 billion. These charges were associated with the write-down to fair value of the FON Group’s Multipoint Multichannel Distribution Services (MMDS) spectrum, other asset impairment charges, facilities and severance charges associated with the termination of the web hosting business, impairment charges associated with the termination of development of a new billing platform, impairment charges associated with the termination of software development projects, and severance costs associated with Sprint’s transformation to a customer-focused organizational design, offset by the finalization of all 2001 and 2002 restructuring liabilities. Also included in 2003 was a $22 million charge in connection with the separation agreements agreed to by Sprint and three former executive officers, a $13 million charge mainly reflecting the premiums paid on a debt tender offer and the early retirement of local division debt, and a $9 million charge to settle a securities class action and derivative lawsuit relating to the failed merger with WorldCom (now MCI). These charges were partially offset by a $49 million tax benefit for recognition of certain income tax credits relating to various taxing jurisdictions and adjustments for state tax apportionments and a $31 million settlement of accounts receivable claims with MCI (formerly WorldCom) that had previously been fully reserved.

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

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net operating revenues
Voice	$4,994	$5,768	$6,610
Data	1,845	1,847	1,857
Internet	973	1,009	964
Other	180	319	485
Total net operating revenues	7,992	8,943	9,916
Operating expenses
Costs of services and products	4,245	5,015	6,004
Selling, general and administrative	2,181	2,463	2,963
Depreciation and amortization	1,428	1,479	1,318
Restructuring and asset impairments	1,564	194	1,688
Total operating expenses	9,418	9,151	11,973
Operating income (loss)	$(1,426)	$(208)	$(2,057)

Capital expenditures	$325	$733	$3,580

The global markets division continued to face significant challenges in 2003. The decline in voice revenues and loss of revenues from a low-margin wholesale customer contributed to an 11% decline in net operating revenues. This, along with the write-down in the MMDS spectrum, resulted in an operating loss for the year. Throughout 2003, the global markets division focused on cost management. In 2003, the global markets division achieved a double-digit reduction in costs of services and products and selling, general and administrative expenses. In 2003, Sprint undertook initiatives to improve operational efficiency and reduce costs. These actions, along with a pre-tax, non-cash charge of $1.2 billion related to the write-down to fair value of its MMDS spectrum, resulted in a $1,564 million net charge to the global markets division’s operations.

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

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense decreased 11% in 2003 and 17% in 2002. The 2003 decline was due to reduced bad debt expense including the MCI (formerly WorldCom) accounts receivable settlement, restructuring efforts, and general cost controls partially offset by the costs of the executive separation agreements recorded in the second quarter of 2003. The 2002 decrease is related to restructuring efforts and tight management of discretionary expenses.

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

Total SG&A expense for the global markets division was 27.3% of net operating revenues in 2003, 27.5% in 2002, and 29.9% in 2001.

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

In the 2002 fourth quarter, Sprint recorded a net restructuring charge of $57 million to the global markets division related to consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations as well as additional steps to reduce overall operating costs. Additionally, it recorded a network asset impairment related to the global markets division of $14 million. Sprint recorded a net restructuring charge and asset impairment of $123 million related to the global markets division in the 2002 third quarter. This consisted of a $202 million charge for the termination of high-speed data services, as well as additional steps to reduce operating costs. The charge was partially offset by a $79 million adjustment to finalize the restructuring charge taken in the 2001 fourth quarter to abandon the ION initiative and restructure operations in the global markets division. The 2001 fourth quarter actions, which resulted in a $1.7 billion charge to the global markets division, were taken in an effort to better focus on enterprise data and Internet services and to aggressively manage costs. For additional information see Note 6 of the Notes to Consolidated Financial Statements.

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

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net operating revenues
Voice	$4,659	$4,810	$4,877
Data	737	646	569
Other	747	801	848
Total net operating revenues	6,143	6,257	6,294
Operating expenses
Costs of services and products	1,950	1,945	2,002
Selling, general and administrative	1,238	1,283	1,293
Depreciation	1,085	1,157	1,120
Restructuring and asset impairments	24	56	109
Total operating expenses	4,297	4,441	4,524
Operating income (loss)	$1,846	$1,816	$1,770

Operating margin	30.1%	29.0%	28.1%

Capital expenditures	$1,240	$1,286	$1,337

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

Selling, General and Administrative Expense

SG&A expense decreased 4% in 2003. In 2002, SG&A decreased 1% despite increases in bad debt expense. The 2003 decrease is driven by general cost controls and lower bad debt expense partially offset by the executive separation agreements and higher pension costs. The reserve for bad debt requires management’s judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 0.9% in 2003, 2.6% in 2002, and 2.5% in 2001. Reserve for bad debt expense as a percent of outstanding accounts receivable was 8.6% in 2003, 13.9% in 2002, and 6.9% in 2001. In 2003, the local division experienced continued improvement in its bad debt experience with end user customers as well as recoveries from previously written off accounts, principally MCI (formerly WorldCom). In 2002, improved bad debt experience with end user customers was more than offset by the need to establish reserves for certain competitive local exchange carriers and long distance companies, including WorldCom (now MCI), with financial difficulties.

SG&A expense was 20.2% of net operating revenues in 2003, and 20.5% in both 2002 and 2001.

Depreciation and Amortization Expense

Estimates and assumptions are used in setting depreciable lives. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 6% in 2003 and increased 3% in 2002. The 2003 decrease was driven by the implementation of SFAS No. 143, Accounting for Asset Retirement Obligations, which eliminated the accrual for removal cost from the depreciable rate, as well as declines in circuit switching depreciation rates due to a revised schedule for converting from a digital to a packet network. For further information on the implementation of SFAS No. 143 see Note 5 of Notes to Consolidated Financial Statements. The 2002 increase reflects capital spending to support voice-grade equivalent growth, service improvements, and ongoing build out of DSL services. Depreciation and amortization expense was 17.7% of net operating revenues in 2003, 18.5% in 2002, and 17.8% in 2001.

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

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. This decision resulted in a charge of $109 million associated with the severance costs of the work force reductions and contractual obligations. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in the recognition of an additional charge of $3 million being recorded in the 2002 third quarter. For additional information see Note 6 of the Notes to Consolidated Financial Statements.

Other

Other businesses consist primarily of wholesale sales of telecommunications equipment. Net operating revenues were $840 million in 2003, $863 million in 2002, and $1,206 million in 2001. Nonaffiliated revenues, which accounted for 35% of revenues in 2003, declined 5% as capital spending continued to decline in the telecommunications industry. Operating expenses decreased 2% in 2003 and 24% in 2002 driven by reduced cost of services and products. Operating loss for 2003 and 2002 was $31 million and $24 million, respectively, while operating income was $33 million in 2001. In 2004, Sprint plans to continue to leverage its web-enabled capabilities to improve revenues and expand value added services.

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

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net operating revenues	$12,690	$12,074	$9,725
Operating expenses
Costs of services and products	6,155	5,783	5,295
Selling, general and administrative	3,127	3,414	2,919
Depreciation and amortization	2,454	2,245	2,135
Restructuring and asset impairment	362	138	10
Total operating expenses	12,098	11,580	10,359
Operating income (loss)	$592	$494	$(634)

Capital expenditures	$2,123	$2,640	$3,687

The PCS Group made progress in improving its operating and service measures in 2003. The PCS Group exited the year with a 5% increase in net operating revenues and a $98 million improvement in operating income.

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

Selling, General and Administrative Expense

SG&A expense mainly includes marketing costs to promote products and services as well as salary and benefit costs. SG&A expense decreased 8% in 2003 compared to an increase of 17% in 2002. The 2003 decrease was primarily due to a decline in bad debt expense due to a better credit class mix, leading to lower write-offs and higher recovery. This decrease was partially offset by increases in other sales and marketing costs due to more competitive market conditions and expanded direct sales presence and the executive separation agreements. The 2002 increase reflects increased marketing and selling costs associated with the PCS Vision launch and increased bad debt expense. SG&A expense was 24.6% of net operating revenues in 2003, 28.3% in 2002 and 30.0% in 2001. Bad debt expense as a percentage of net operating revenues was 2.3% in 2003, 5.1% in 2002 and 3.9% in 2001. Reserve for bad debt as a percent of outstanding accounts receivable was 7.3% in 2003, 9.4% in 2002, and 9.1% in 2001. The 2003 improvements were mainly driven by credit management policies initiated in the 2002 fourth quarter resulting in lower involuntary churn and improved receivables aging.

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

Depreciation and amortization expense increased 9% in 2003 and 5% in 2002 mainly reflecting depreciation of the network assets placed in service during 2002 and 2003. Amortization of goodwill and indefinite life intangibles ceased upon adoption of SFAS No. 142 at January 1, 2002. Depreciation and amortization expense was 19.3% of net operating revenues in 2003, 18.6% in 2002, and 22.0% in 2001.

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

In 2001, Sprint consolidated and streamlined marketing and network operations, as well as streamlined corporate support functions. This resulted in a charge of $10 million to the PCS Group associated with severance costs and termination of contractual obligations. For additional information see Note 6 of the Notes to Consolidated Financial Statements.

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

The effective interest rate includes the effect of interest rate swap agreements. See Note 4 in the Notes to Consolidated Financial Statements for more details regarding interest rate swaps. Sprint’s effective interest rate on long-term debt increased in 2003 due to the retirement of fixed-rate debt with lower interest rates. The effective interest rate increased in 2002 due to additional fixed-rate debt with higher interest rates.

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

In the 2003 first quarter, Sprint recorded a $50 million net charge to settle shareholder litigation. In the 2003 third and fourth quarters, Sprint recorded a $17 million and $18 million credit, respectively, from insurance settlements related to this action. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Income Taxes

Sprint’s consolidated effective tax rates were 42.1% in 2003, (12.5)% in 2002, and 32.0% in 2001. See Note 15 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operations, Net

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. The pretax gain recognized in 2003 was $2.14 billion, $1.32 billion after tax.

Financial Condition

	2003 (as restated)	2002 (as restated)
	(millions)
FON Group	$21,862	$23,133
PCS Group	21,671	22,842
Intergroup eliminations	(858)	(862)
Consolidated assets	$42,675	$45,113

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

The Sprint debt-to-total-capital ratio was 58.9% at year-end 2003 versus 64.0% at year-end 2002. The rating agencies generally give some form of equity treatment for equity unit notes in determining debt-to-total-capital ratios. Assuming that the Sprint equity unit notes are treated as 80% equity and 20% debt, this ratio would be 54.7% at year-end 2003, versus 60.0% at year-end 2002. Accordingly, this debt-to-total-capital ratio for Sprint is calculated defining “debt” as short-term borrowings, long-term debt, capital lease obligations and 20% of the equity unit notes carrying amount. Total capital is defined as “debt,” plus the remaining 80% of the equity unit notes value, redeemable preferred stock and total shareholders’ equity. See “Liquidity and Capital Resources” for more information about changes in Sprint’s Consolidated Balance Sheets.

Liquidity and Capital Resources

Sprint’s board of directors exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Operating Activities

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
FON Group	$4,039	$4,176	$4,457
PCS Group	2,476	2,002	42
Cash flows provided (used) by operating activities of continuing operations	$6,515	$6,178	$4,499

Operating cash flows increased $337 million in 2003 and $1.7 billion in 2002. The 2003 increase was mainly due to growth in the PCS Group partially offset by higher working capital requirements in both the FON and PCS Groups. The 2002 increase was driven mainly by growth in the PCS Group. Cost controls and reductions in work force in the FON Group mitigated the revenue erosion seen in the global market division. The receipt of $480 million of tax refunds generated by the economic stimulus bill passed in the 2002 first quarter also contributed to the increase. The 2002 increase was partially offset by higher working capital requirements.

Investing Activities

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
FON Group	$(1,876)	$(1,987)	$(5,036)
PCS Group	(2,154)	(2,580)	(3,678)
Cash flows provided (used) by investing activities of continuing operations	$(4,030)	$(4,567)	$(8,714)

The FON Group’s capital expenditures totaled $1.7 billion in 2003, $2.2 billion in 2002, and $5.3 billion in 2001. Global markets division capital expenditures were incurred mainly to enhance network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice-grade equivalent growth, maintain or improve service delivery capabilities, expand capabilities for providing enhanced services, convert our network from circuit to next generation packet switching and continue the build-out of high-speed DSL services. The decline in FON Group capital expenditures was driven mainly by the termination of Sprint ION in 2001 and reduced spending for data-related services. The PCS Group capital expenditures, totaling $2.1 billion in 2003, $2.6 billion in 2002, and $3.7 billion in 2001, were incurred to increase capacity and expand coverage. The 2002 and 2001 amounts also include approximately $100 million and $600 million, respectively, of expenditures related to deployment of 3G technology which was launched nationwide in 2002. Network efficiencies gained from 3G technology contributed to lower capital requirements in 2003.

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

Sprint’s ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the bank, term-debt and equity markets. Given the volatility in the markets, Sprint continues to monitor the markets closely and to take steps to maintain financial flexibility and a reasonable capital structure cost. Other than the remarketing of its equity unit notes as discussed in Note 10 of Notes to the Consolidated Financial Statements, Sprint currently plans to access the markets only for extension, replacement or renewal of current credit arrangements.

As of December 31, 2003, Sprint’s contractual obligations are summarized below and are fully disclosed in Notes 3, 8, 9, 10, 11, and 17 to Sprint’s Consolidated Financial Statements.

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

See Note 14 of Notes to Consolidated Financial Statements for Sprint’s discussion of its pension and other postretirement benefits.

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

As previously reported, on October 14, 2003, the Audit Committee of Sprint’s board of directors determined that Ernst & Young LLP (Ernst & Young) would be replaced by KPMG as the independent auditor for Sprint for the year ending December 31, 2004. This action effectively dismissed Ernst & Young as Sprint’s independent auditor for the year ending December 31, 2004; however, Ernst & Young continued as Sprint’s independent auditor for the audit of the consolidated financial statements as of December 31, 2003 and the fiscal year then ended until the filing date of the Form 10-K.

Ernst & Young’s reports on Sprint’s consolidated financial statements as of December 31, 2003 and 2002 and for each of the two fiscal years in the period ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2002 and 2003 and through the filing date of the Form 10-K, there were no disagreements between Sprint and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K of the SEC have occurred during the fiscal years ended December 31, 2002 or 2003 or through the filing date of the Form 10-K.

Sprint has requested Ernst & Young to furnish Sprint with a letter addressed to the SEC stating whether Ernst & Young agrees with the above statements. A copy of Ernst & Young’s letter is attached as Exhibit 16 to the Form 10-K.

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

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Sprint’s reports under the Securities Exchange Act of 1934, such as this Form 10-K/A, is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-K and as of December 31, 2003, Sprint’s Chief Executive Officer and Chief Financial Officer directed Sprint’s internal auditors to conduct a review of the effectiveness of Sprint’s disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, members of the financial accounting and legal departments, and Sprint’s independent auditors to discuss and evaluate Sprint’s disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of the disclosure controls and procedures were effective and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules covering this report. There were no changes in Sprint’s internal controls over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect Sprint’s financial reporting.

During a review of internal controls relating to its capital assets, Sprint identified, in the 2004 third quarter, a calculation error that had resulted, since 1999, in the overstatement of interest capitalized during the construction of its Wireless capital assets, with a corresponding understatement of interest expense. The error subsequently resulted in an overstatement of depreciation expense after the associated capital assets were placed in service. While Sprint believes the impacts of this calculation are not material to any previously issued financial statement, Sprint determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements.

This overstatement of capitalized interest resulted from the application of interest capitalization rates to assets which were under construction, but had not yet required the payment of cash or the incurrence of an interest-bearing liability, and accordingly, were not incurring interest cost. SFAS No. 34, Capitalization of Interest Costs, requires that assets under construction be incurring interest cost through the payment of cash or incurrence of an interest-bearing liability in order to qualify for interest capitalization. Process corrections have been instituted to appropriately exclude assets under construction which are not incurring interest cost from the capitalized interest calculation in the future.

Additionally, in the fourth quarter of 2003, in conjunction with Sprint’s periodic review of the liability for medical coverage for participants in its long-term disability plan, Sprint determined the liability on its balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. Accordingly, in the fourth quarter of 2003, Sprint recorded, and fully disclosed, an adjustment to appropriately state this long-term disability liability. Because Sprint has restated its previously issued financial statements for the matter discussed above, Sprint has also restated its previously issued financial statements to apply the long-term disability adjustment to the appropriate pre-2003 periods.

The long-term disability liability was understated principally because of reliance on an inaccurate report identifying plan participants. Process corrections have been instituted to accurately report this information in the future.

See Note 2 of Notes to Consolidated Financial Statements for the impacts of these restatements on previously issued financial statements.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. The consolidated financial statements of Sprint filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

2.	The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed as part of this report:

EXHIBITS

(3)	Articles of Incorporation and Bylaws:

(a)	Articles of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 6 to Sprint Corporation’s Registration Statement on Form 8-A relating to its FON Common Stock, filed December 17, 2003, and incorporated herein by reference).

(b)	Bylaws, as amended (filed as Exhibit 3(b) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference).

(4)	Instruments defining the Rights of Sprint’s Security Holders:

(a)	The rights of Sprint’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3(a).

(b)	Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article III of the Bylaws. Provisions regarding the Capital Stock Committee are set forth in Article IV, Section 12 of the Bylaws. See Exhibit 3(b).

(c)	Amended and Restated Rights Agreement dated as of November 23, 1998, between Sprint Corporation and UMB Bank, n.a., as Rights Agent (filed as Exhibit 4.1 to Amendment No. 1 to Sprint Corporation’s Registration Statement on Form 8-A relating to Sprint’s PCS Group Rights, filed November 25, 1998, and incorporated herein by reference).

(d)	Amendment dated March 28, 2003, to Amended and Restated Rights Agreement between the Registrant and UMB, n.a., as Rights Agent (filed as Exhibit 4.2 to Amendment No. 3 to Sprint Corporation’s Registration Statement on Form 8-A relating to Sprint’s PCS Group Rights, filed April 2, 2003, and incorporated herein by reference).

(e)	Tracking Stock Policies of Sprint Corporation, as amended (filed as Exhibit 4(c) to Sprint Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(f)	Amended and Restated Standstill Agreement dated November 23, 1998, by and among Sprint Corporation, France Telecom and Deutsche Telekom AG (filed as Exhibit 4E to Post-Effective Amendment No. 2 to Sprint Corporation’s Registration Statement on Form S-3 (No. 33-58488) and incorporated herein by reference) as amended by the Master Transfer Agreement dated January 21, 2000 between and among France Telecom, Deutsche Telekom AG, NAB Nordamerika Beteiligungs Holding GmbH, Atlas Telecommunications, S.A., Sprint Corporation, Sprint Global Venture, Inc. and the JV Entities set forth in Schedule II thereto (filed as Exhibit 2 to Sprint Corporation’s Current Report on Form 8-K dated January 26, 2000 and incorporated herein by reference).

(g)	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation’s Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Corporation’s Current Report on Form 8-K/A dated October 17, 2001 and incorporated herein by reference).

(h)	Indenture, dated as of October 1, 1998, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation’s Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference).

(i)	Purchase Contract Agreement, dated as of August 10, 2001, between Sprint Corporation and Bank One, National Association, as purchase contract agent (filed as Exhibit 4(e) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(j)	Form of Corporate Units Certificates, including the form of Purchase Contract (included as Exhibit A to the Purchase Contract Agreement filed as Exhibit 4(e) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(k)	Pledge Agreement, dated as of August 10, 2001, among Sprint Corporation and Bank One, National Association, as collateral agent and as purchase contract agent (filed as Exhibit 4(g) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(l)	Remarketing Agreement, dated as of August 10, 2001, among Sprint Corporation, Sprint Capital Corporation, Bank One, National Association, as purchase contract agent, and UBS Warburg LLC, as remarketing agent (filed as Exhibit 4(h) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(m)	Terms of 6% notes due 2006, including form of note (filed as Exhibit 4(i) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(10)	Material Agreements

(a)	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

(b)	Standstill Agreement, dated May 26, 1996, between Sprint Corporation and Tele-Communications, Inc. (filed as Exhibit 10(g) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

(c)	364-Day Credit Agreement, dated as of June 24, 2003, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, and J.P. Morgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS AG, Cayman Islands Branch, as documentation agents (filed as Exhibit 10(a) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:*

(d)	Executive Deferred Compensation Plan, as amended.* Summary of Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10(i) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

(e)	Management Incentive Stock Option Plan, as amended.*

(f)	1997 Long-Term Stock Incentive Program, as amended (filed as Exhibit 4 to Post-effective Amendment No. 2 to Sprint Corporation’s Registration Statement on Form S-8 No. 33-59349 and incorporated herein by reference).

(g)	Sprint Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(l) to Sprint Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(h)	Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(m) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

(i)	Executive Management Incentive Plan (filed as Exhibit 10(k) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

(i)	Management Incentive Plan, as amended (filed as Exhibit 10(r) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

(k)	Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

(l)	Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

(m)	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers (Mr. Betts) (filed as Exhibit 10(h) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

(n)	Director’s Deferred Fee Plan, as amended (filed as Exhibit 10(v) to Sprint Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

(o)	Form of Indemnification Agreements between Sprint Corporation and its Directors and Officers (filed as Exhibit 10(e) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

(p)	Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.*

(q)	Special Incentive Plan (filed as Exhibit 10(g) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

(r)	Executive Agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company, and Len Lauer (filed as Exhibit 10(bb) to Sprint Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(s)	Employment Agreement dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10(c) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

(t)	Letter Agreement dated April 9, 2003 and Separation Agreement dated as of April 9, 2003 by and among Sprint Corporation, Sprint/United Management Company and Ronald T. LeMay (filed as Exhibit 10(d) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

(u)	Separation Agreement dated as of May 12, 2003 by and among Sprint Corporation, Sprint/United Management Company and William T. Esrey (filed as Exhibit 99(b) to Sprint Corporation’s Current Report on Form 8-K dated June 10, 2003 and incorporated herein by reference).

(v)	Form of Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(g) to Sprint Corporations Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(w)	Form of Award Agreement (awarding restricted stock units and stock options) with Executive Officers (filed as Exhibit 10(h) to Sprint Corporations Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(x)	Employment Agreements and other compensation arrangements between Sprint Corporation and certain of its Executive Officers (Messrs. Blessing, Dellinger, Fuller, Gerke, Janzen, Kissinger, Stout and Ms. Walker).*

(12)	Computation of Ratio of Earnings to Fixed Charges

(16)	Letter to the Securities and Exchange Commission from Ernst & Young*

(21)	Subsidiaries of Registrant*

(23)	Consent of Independent Registered Public Accounting Firm

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(b) Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-K.

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

Date: November 9, 2004

Index to Financial Statements, Financial Statement Schedule and Exhibits

Exhibits

(12)—Computation of Ratio of Earnings to Fixed Charges
(23)—Consent of Independent Registered Public Accounting Firm
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, Sprint adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002; as discussed in Note 1, Sprint adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, effective January 1, 2003; and, as discussed in Note 5 of the Notes to Consolidated Financial Statements, Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

As described in Note 2 of the Notes to Consolidated Financial Statements, the financial statements for all periods have been restated to adjust for an overstatement of interest capitalized in connection with the construction of wireless capital assets and the related depreciation impact, and an understatement of the long-term disability liability.

Ernst & Young LLP

Kansas City, Missouri

February 3, 2004, except for

    Note 2, as to which the date

    is November 2, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions)

	Sprint Corporation
	Consolidated
Years Ended December 31,	2003 (as restated)	2002 (as restated)	2001 (as restated)
Net Operating Revenues	$26,197	$26,679	$25,562
Operating Expenses
Costs of services and products	11,658	12,076	12,811
Selling, general and administrative	6,608	7,228	7,272
Depreciation	4,972	4,886	4,194
Amortization	1	4	382
Restructuring and asset impairments	1,951	389	1,813
Total operating expenses	25,190	24,583	26,472
Operating Income (Loss)	1,007	2,096	(910)
Interest expense	(1,401)	(1,434)	(1,244)
Intergroup interest charge	—	—	—
Discount (premium) on early retirement of debt	(21)	4	6
Other income (expense), net	(89)	(265)	(202)
Income (loss) from continuing operations before income taxes	(504)	401	(2,350)
Income tax (expense) benefit	212	50	751
Income (Loss) from Continuing Operations	(292)	451	(1,599)
Discontinued operations, net	1,324	159	150
Cumulative effect of changes in accounting principles, net	258	—	2
Net Income (Loss)	1,290	610	(1,447)
Preferred stock dividends (paid) received	(7)	(7)	(7)
Earnings (Loss) Applicable to Common Stock	$1,283	$603	$(1,454)

Diluted Earnings (Loss) per Common Share(1)
Continuing operations
Discontinued operations
Cumulative effect of change in accounting principle, net
Total

Diluted weighted average common shares(1)

Basic Earnings (Loss) per Common Share
Continuing operations
Discontinued operations
Cumulative effect of change in accounting principle, net
Total

Basic weighted average common shares(1)

DIVIDENDS PER COMMON SHARE
FON common stock

Class A common stock

(1)	As the effects of including the incremental shares associated with options, restricted stock units and Employees Stock Purchase Plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation in these consolidated statements of operations for the PCS Group for all periods presented and for the year ended December 31, 2001 for the FON Group.

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications			Sprint FON Group			Sprint PCS Group
2003	2002	2001	2003 (as restated)	2002 (as restated)	2001 (as restated)	2003 (as restated)	2002 (as restated)	2001 (as restated)
$(678)	$(622)	$(578)	$14,185	$15,227	$16,415	$12,690	$12,074	$9,725

(678)	(622)	(578)	6,181	6,915	8,094	6,155	5,783	5,295
(42)	(33)	(11)	3,523	3,847	4,364	3,127	3,414	2,919
—	—	—	2,518	2,645	2,423	2,454	2,241	1,771
—	—	—	1	—	18	—	4	364
—	—	—	1,589	251	1,803	362	138	10
(720)	(655)	(589)	13,812	13,658	16,702	12,098	11,580	10,359
42	33	11	373	1,569	(287)	592	494	(634)
—	—	15	(236)	(295)	(344)	(1,165)	(1,139)	(915)
—	—	—	374	336	288	(374)	(336)	(288)
—	—	11	(21)	4	—	—	—	(5)
(42)	(33)	(37)	49	(180)	(57)	(96)	(52)	(108)
—	—	—	539	1,434	(400)	(1,043)	(1,033)	(1,950)
—	—	—	(179)	(399)	89	391	449	662
—	—	—	360	1,035	(311)	(652)	(584)	(1,288)
—	—	—	1,324	159	150	—	—	—
—	—	—	258	—	—	—	—	2
—	—	—	1,942	1,194	(161)	(652)	(584)	(1,286)
—	—	—	8	7	7	(15)	(14)	(14)
$—	$—	$—	$1,950	$1,201	$(154)	$(667)	$(598)	$(1,300)

			$0.41	$1.17	$(0.34)	$(0.65)	$(0.59)	$(1.32)
			1.47	0.18	0.17	—	—	—
			0.29	—	—	—	—	—
			$2.16	$1.34	$(0.17)	$(0.65)	$(0.59)	$(1.31)

			903.2	893.3	886.8	1,028.7	1,015.8	989.7

			$0.41	$1.17	$(0.34)	$(0.65)	$(0.59)	$(1.32)
			1.47	0.18	0.17	—	—	—
			0.29	—	—	—	—	—
			$2.16	$1.35	$(0.17)	$(0.65)	$(0.59)	$(1.31)

			900.9	892.1	886.8	1,028.7	1,015.8	989.7

			$0.50	$0.50	$0.50	$—	$—	$—

			$—	$0.125	$0.125	$—	$—	$—

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)

	Sprint Corporation
	Consolidated
Years Ended December 31,	2003 (as restated)	2002 (as restated)	2001 (as restated)
Net Income (Loss)	$1,290	$610	$(1,447)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities	78	(47)	12
Income tax benefit (expense)	(30)	17	(5)
Net unrealized holding gains (losses) on securities during the period	48	(30)	7
Reclassification adjustments for gains (losses) included in net income (loss)	(7)	(3)	(24)
Income tax expense on gain adjustments	3	1	9
Net reclassification adjustments for gains (losses) included in net income (loss)	(4)	(2)	(15)
Foreign currency translation adjustments	(2)	8	(17)
Reclassification adjustments for foreign currency translation gains (losses) included in net income (loss)	—	(7)	31
Total foreign currency translation adjustments	(2)	1	14
Unrealized gains (losses) on qualifying cash flow hedges	(60)	38	(4)
Income tax benefit (expense)	23	(9)	—
Net unrealized holding gains (losses) on qualifying cash flow hedges	(37)	29	(4)
Additional minimum pension obligation	(37)	(1,157)	—
Income tax benefit	12	444	—
Net additional minimum pension obligation	(25)	(713)	—
Cumulative effect of change in accounting principle	—	—	(9)
Total other comprehensive income (loss)	(20)	(715)	(7)
Comprehensive Income (Loss)	$1,270	$(105)	$(1,454)

See accompanying Notes to Consolidated Financial Statements.

Eliminations/ Reclassifications			Sprint FON Group			Sprint PCS Group
2003	2002	2001	2003 (as restated)	2002 (as restated)	2001 (as restated)	2003 (as restated)	2002 (as restated)	2001 (as restated)
$—	$—	$—	$1,942	$1,194	$(161)	$(652)	$(584)	$(1,286)

—	—	9	78	(47)	3	—	—	—
—	—	(4)	(30)	17	(1)	—	—	—
—	—	5	48	(30)	2	—	—	—
—	—	10	(7)	(3)	(34)	—	—	—
—	—	(3)	3	1	12	—	—	—

—	—	7	(4)	(2)	(22)	—	—	—
—	—	—	(2)	3	(16)	—	5	(1)

—	—	—	—	—	31	—	(7)	—
—	—	—	(2)	3	15	—	(2)	(1)
—	—	—	(60)	38	(4)	—	—	—
—	—	—	23	(9)	—	—	—	—
—	—	—	(37)	29	(4)	—	—	—
—	—	—	(10)	(1,122)	—	(27)	(35)	—
—	—	—	2	431	—	10	13	—
—	—	—	(8)	(691)	—	(17)	(22)	—
—	—	—	—	—	(9)	—	—	—
—	—	12	(3)	(691)	(18)	(17)	(24)	(1)
$—	$—	$12	$1,939	$503	$(179)	$(669)	$(608)	$(1,287)

CONSOLIDATED BALANCE SHEETS

(millions)

	Sprint Corporation
	Consolidated
December 31,	2003 (as restated)	2002 (as restated)
Assets
Current assets
Cash and equivalents	$2,424	$1,035
Accounts receivable, net of consolidated allowance for doubtful accounts of $276 and $414	2,876	2,951
Inventories	582	682
Deferred tax asset	26	806
Prepaid expenses	279	360
Intergroup receivable	—	—
Other	424	244
Total current assets	6,611	6,078
Assets of discontinued operation	—	391
Property, plant and equipment
FON Group	35,515	35,055
PCS Group	18,479	16,752
Total property, plant and equipment	53,994	51,807
Accumulated depreciation	(26,893)	(23,242)
Net property, plant and equipment	27,101	28,565
Intangibles
Goodwill	4,401	4,401
Spectrum licenses	3,385	4,620
Other intangibles	32	26
Total intangibles	7,818	9,047
Accumulated amortization	(3)	(2)
Net intangibles	7,815	9,045
Other assets	1,148	1,034
Total	$42,675	$45,113

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications		Sprint FON Group		Sprint PCS Group
2003	2002	2003	2002	2003 (as restated)	2002 (as restated)

$—	$—	$1,635	$641	$789	$394

—	—	1,516	1,650	1,360	1,301
—	—	205	219	377	463
—	—	26	42	—	764
—	—	140	215	139	145
(532)	(536)	532	536	—	—
—	—	324	114	100	130
(532)	(536)	4,378	3,417	2,765	3,197
—	—	—	391	—	—

—	—	35,515	35,055	—	—
—	—	—	—	18,479	16,752
—	—	35,515	35,055	18,479	16,752
(47)	(46)	(19,465)	(18,161)	(7,381)	(5,035)
(47)	(46)	16,050	16,894	11,098	11,717

—	—	27	27	4,374	4,374
—	—	300	1,520	3,085	3,100
—	—	28	24	4	2
—	—	355	1,571	7,463	7,476
—	—	(3)	(2)	—	—
—	—	352	1,569	7,463	7,476
(279)	(280)	1,082	862	345	452
$(858)	$(862)	$21,862	$23,133	$21,671	$22,842

CONSOLIDATED BALANCE SHEETS (continued)

(millions, except per share data)

	Sprint Corporation
	Consolidated
December 31,	2003 (as restated)	2002 (as restated)
Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$594	$1,887
Current maturities of intergroup debt	—	—
Accounts payable	2,197	2,151
Accrued interconnection costs	503	626
Accrued taxes	407	358
Advance billings	572	510
Accrued restructuring costs	117	277
Payroll and employee benefits	683	579
Accrued interest	378	416
Intergroup payable	—	—
Other	1,025	1,004
Total current liabilities	6,476	7,808
Liabilities of discontinued operation	—	299
Noncurrent liabilities
Long-term debt and capital lease obligations	16,841	18,405
Intergroup debt	—	—
Equity unit notes	1,725	1,725
Deferred income taxes	1,725	1,917
Postretirement and other benefit obligations	1,572	1,826
Other	976	769
Total noncurrent liabilities	22,839	24,642
Redeemable preferred stock	247	256
Shareholders’ equity
Common stock
Class A FT, par value $0.00 and $0.50 per share, 0.0 and 100.0 shares authorized, 0.0 and 43.1 shares issued and outstanding	—	22
FON, par value $2.00 per share, 3,000.0 and 4,200.0 shares authorized, 904.3 and 895.1 shares issued and outstanding	1,809	1,790
PCS, par value $1.00 per share, 4,000.0 and 4,600.0 shares authorized, 1,035.4 and 999.8 shares issued and outstanding	1,035	1,000
Capital in excess of par or stated value	10,084	9,931
Retained earnings (deficit)	906	66
Accumulated other comprehensive income (loss)	(721)	(701)
Combined attributed net assets	—	—
Total shareholders’ equity	13,113	12,108
Total	$42,675	$45,113

See accompanying Notes to Consolidated Financial Statements.

Eliminations/Reclassifications		Sprint FON Group		Sprint PCS Group
2003 (as restated)	2002 (as restated)	2003	2002 (as restated)	2003 (as restated)	2002 (as restated)

$—	$—	$190	$1,234	$404	$653
—	—	(1,072)	—	1,072	—
—	—	888	808	1,309	1,343
—	—	493	614	10	12
—	—	229	122	178	236
—	—	232	232	340	278
—	—	105	251	12	26
—	—	683	488	—	91
—	—	75	116	303	300
(532)	(536)	—	—	532	536
(47)	(46)	536	545	536	505
(579)	(582)	2,359	4,410	4,696	3,980
—	—	—	299	—	—

—	—	2,627	3,142	14,214	15,263
—	—	—	(406)	—	406
—	—	—	—	1,725	1,725
—	—	1,633	1,786	92	131
—	—	1,445	1,782	127	44
—	—	426	362	550	407
—	—	6,131	6,666	16,708	17,976
(279)	(280)	—	10	526	526

—	22	—	—	—	—
1,809	1,790	—	—	—	—
1,035	1,000	—	—	—	—
10,084	9,931	—	—	—	—
906	66	—	—	—	—
(721)	(701)	—	—	—	—
(13,113)	(12,108)	13,372	11,748	(259)	360
—	—	—	—	—	—
$(858)	$(862)	$21,862	$23,133	$21,671	$22,842

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Sprint Corporation
	Consolidated
Years Ended December 31,	2003 (as restated)	2002 (as restated)	2001 (as restated)
Operating Activities
Net income (loss)	$1,290	$610	$(1,447)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Discontinued operation, net	(1,324)	(159)	(150)
Cumulative effect of change in accounting principle	(258)	—	(2)
Equity in net losses of affiliates	77	117	175
Depreciation and amortization	4,973	4,890	4,576
Deferred income taxes	439	544	(714)
Non-cash portion of restructuring charge	—	35	59
Benefit plan curtailment gain	—	—	(120)
Net losses (gains) on sales of assets	(4)	(111)	82
Net losses on write-down of assets	1,873	418	1,491
Changes in assets and liabilities:
Accounts receivable, net	75	590	265
Inventories and other current assets	204	(31)	136
Accounts payable and other current liabilities	(856)	(741)	274
Affiliate receivables and payables, net	—	—	—
Noncurrent assets and liabilities, net	(115)	(20)	(116)
Other, net	141	36	(10)
Net cash provided (used) by operating activities of continuing operations	6,515	6,178	4,499
Investing Activities
Capital expenditures	(3,797)	(4,821)	(8,982)
Investments in and loans to other affiliates, net	(32)	116	(66)
Net proceeds from sales of assets	101	138	301
Investments in debt securities	(302)	—	—
Other, net	—	—	33
Net cash provided (used) by investing activities of continuing operations	(4,030)	(4,567)	(8,714)
Financing Activities
Proceeds from debt	44	6,061	7,652
Payments on debt	(2,952)	(6,703)	(5,389)
Proceeds from equity unit notes	—	—	1,725
Proceeds from common stock issued	12	3	608
Dividends paid	(457)	(454)	(451)
Other, net	24	50	16
Net cash provided (used) by financing activities of continuing operations	(3,329)	(1,043)	4,161
Net cash from discontinued operations	2,233	154	164
Increase (Decrease) in Cash and Equivalents	1,389	722	110
Cash and Equivalents at Beginning of Period	1,035	313	203
Cash and Equivalents at End of Period	$2,424	$1,035	$313

See accompanying Notes to Consolidated Financial Statements.

Eliminations/ Reclassifications			Sprint FON Group			Sprint PCS Group
2003	2002	2001	2003 (as restated)	2002 (as restated)	2001 (as restated)	2003 (as restated)	2002 (as restated)	2001 (as restated)

$—	$—	$—	$1,942	$1,194	$(161)	$(652)	$(584)	$(1,286)

—	—	—	(1,324)	(159)	(150)	—	—	—
—	—	—	(258)	—	—	—	—	(2)
—	—	—	(3)	13	64	80	104	111
—	—	—	2,519	2,645	2,441	2,454	2,245	2,135
—	—	—	(295)	651	(238)	734	(107)	(476)
—	—	—	—	27	56	—	8	3
—	—	—	—	—	(120)	—	—	—
—	—	—	(4)	(49)	55	—	(62)	27
—	—	—	1,524	375	1,491	349	43	—

—	—	—	134	506	754	(59)	84	(489)
700	—	(28)	54	(39)	121	(550)	8	43
(700)	—	28	(86)	(887)	125	(70)	146	121
—	—	—	56	(64)	237	(56)	64	(237)
—	—	—	(323)	(3)	(172)	208	(17)	56
—	—	—	103	(34)	(46)	38	70	36
—	—	—	4,039	4,176	4,457	2,476	2,002	42

—	—	—	(1,674)	(2,181)	(5,295)	(2,123)	(2,640)	(3,687)
—	—	—	—	122	(37)	(32)	(6)	(29)
—	—	—	100	72	263	1	66	38
—	—	—	(302)	—	—	—	—	—
—	—	—	—	—	33	—	—	—
—	—	—	(1,876)	(1,987)	(5,036)	(2,154)	(2,580)	(3,678)

—	—	—	44	1,325	2,625	—	4,736	5,027
—	—	—	(2,299)	(2,678)	(1,604)	(653)	(4,025)	(3,785)
—	—	—	—	—	—	—	—	1,725
—	—	—	11	2	21	1	1	587
—	—	—	(443)	(440)	(437)	(14)	(14)	(14)
—	—	—	(15)	(45)	(142)	39	95	158
—	—	—	(2,702)	(1,836)	463	(627)	793	3,698
—	—	—	1,533	154	164	700	—	—
—	—	—	994	507	48	395	215	62
—	—	—	641	134	86	394	179	117
$—	$—	$—	$1,635	$641	$134	$789	$394	$179

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (millions)	Sprint Corporation

	Class A FT Common Stock	Class A DT Common Stock	FON Common Stock	PCS Common Stock
Beginning 2001 balance	$108	$108	$1,598	$933
Net income (loss)	—	—	—	—
FON common stock dividends	—	—	—	—
Class A common stock dividends	—	—	—	—
PCS preferred stock dividends	—	—	—	—
Conversion of common stock underlying Class A common stock	(86)	(108)	172	22
FON Series 1 common stock issued	—	—	8	—
PCS Series 1 common stock issued	—	—	—	32
Treasury stock issued	—	—	—	—
Fair value of contract adjustment payment liability	—	—	—	—
Tax (expense) benefit from stock compensation	—	—	—	—
Intergroup stock compensation	—	—	—	—
Other, net	—	—	—	—
Ending 2001 balance	22	—	1,778	987
Net income (loss)	—	—	—	—
FON common stock dividends	—	—	—	—
PCS preferred stock dividends	—	—	—	—
FON Series 1 common stock issued	—	—	12	—
PCS Series 1 common stock issued	—	—	—	13
Intergroup stock compensation	—	—	—	—
Additional minimum pension liability	—	—	—	—
Other, net	—	—	—	—
Ending 2002 balance	22	—	1,790	1,000
Net income (loss)	—	—	—	—
FON common stock dividends	—	—	—	—
PCS preferred stock dividends	—	—	—	—
Conversion of PCS common stock underlying Class A common stock	(22)	—	—	22
FON Series 1 common stock issued	—	—	19	—
PCS Series 1 common stock issued	—	—	—	13
Additional minimum pension liability	—	—	—	—
Other, net	—	—	—	—
Ending 2003 balance	$—	$—	$1,809	$1,035

Shares Outstanding
Beginning 2001 balance	43.1	43.1	798.4	933.1
Conversion of common stock underlying Class A DT common stock	—	—	86.2	21.6
Cancellation of Class A DT common stock	—	(43.1)	—	—
FON Series 1 common stock issued	—	—	3.8	—
PCS Series 1 common stock issued	—	—	—	32.0
Treasury stock issued	—	—	0.4	—
Ending 2001 balance	43.1	—	888.8	986.7
FON Series 1 common stock issued	—	—	6.3	—
PCS Series 1 common stock issued	—	—	—	13.1
Ending 2002 balance	43.1	—	895.1	999.8
Conversion of common stock underlying Class A FT common stock	—	—	—	21.6
Cancellation of Class A FT common stock	(43.1)	—	—	—
FON Series 1 common stock issued	—	—	9.2	—
PCS Series 1 common stock issued	—	—	—	14.0
Ending 2003 balance	—	—	904.3	1,035.4

(1)	As of December 31, 2003, Accumulated other comprehensive loss consists of $738 million additional minimum pension liability and $17 million of unrealized net gains related to investments and derivatives.

See accompanying Notes to Consolidated Financial Statements.

Capital In Excess of Par or Stated Value	Retained Earnings (Deficit) (as restated)	Treasury Stock	Accumulated Other Comprehensive Income (loss)(1)	Consolidated Total (as restated)	Eliminations	Combined Attributed Net Assets
						Sprint FON Group (as restated)	Sprint PCS Group (as restated)
$9,380	$1,458	$(10)	$21	$13,596	$7	$12,305	$1,284
—	(1,447)	—	—	(1,447)	—	(161)	(1,286)
—	(433)	—	—	(433)	—	(433)	—
—	(11)	—	—	(11)	—	(11)	—
—	(7)	—	—	(7)	—	7	(14)
—	—	—	—	—	—	—	—
78	—	—	—	86	—	86	—
671	—	—	—	703	—	—	703
—	(3)	10	—	7	—	7	—
(53)	—	—	—	(53)	—	—	(53)
17	—	—	—	17	—	9	8
—	—	—	—	—	—	(160)	160
(17)	16	—	(7)	(8)	(7)	3	(4)
10,076	(427)	—	14	12,450	—	11,652	798
—	610	—	—	610	—	1,194	(584)
(334)	(113)	—	—	(447)	—	(447)	—
(7)	—	—	—	(7)	—	7	(14)
60	—	—	—	72	—	72	—
89	—	—	—	102	—	—	102
—	—	—	—	—	—	(73)	73
—	—	—	(713)	(713)	—	(691)	(22)
47	(4)	—	(2)	41	—	34	7
9,931	66	—	(701)	12,108	—	11,748	360
—	1,290	—	—	1,290	—	1,942	(652)
—	(450)	—	—	(450)	—	(450)	—
(7)	—	—	—	(7)	—	7	(14)
—	—	—	—	—	—	—	—
121	—	—	—	140	—	140	—
39	—	—	—	52	—	—	52
—	—	—	(25)	(25)	—	(8)	(17)
—	—	—	5	5	—	(7)	12
$10,084	$906	$—	$(721)	$13,113	$—	$13,372	$(259)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Sprint Corporation

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

Considerations Relating to Tracking Stocks

As discussed in Note 21, a recombination of tracking stocks has been announced. Until the recombination, the FON common stock and the PCS common stock are intended to track the performance of the FON Group and the PCS Group, respectively. Because the FON common stock and the PCS common stock are classes of common stock of Sprint, not common stock of the group they are intended to track, the holders of the FON common stock and the PCS common stock are subject to the risks related to an equity investment in Sprint and all of Sprint’s businesses, assets and liabilities. Therefore, the market prices of the FON common stock and the PCS common stock may not accurately reflect the performance of the group they are intended to track. Between the announcement and the completion of the recombination, the price of the tracking stocks may reflect the expectation that a single common stock will result from the recombination, rather than reflecting the performance of the groups.

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

	December 31,
	2003 (as restated)	2002 (as restated)
	(millions)
FON Group
Global markets division	$14,125	$14,495
Local division	19,030	18,343
Other	2,360	2,217
Total FON Group	35,515	35,055
PCS Group	18,479	16,752
Total property, plant and equipment	$53,994	$51,807

Capitalized Interest

Capitalized interest totaled $59 million in 2003, $90 million in 2002, and $110 million in 2001. Capitalized interest for the FON Group totaled $7 million in 2003, $18 million in 2002, and $30 million in 2001. Capitalized interest for the PCS Group totaled $52 million in 2003, $72 million in 2002, and $80 million in 2001. Capitalized interest is incurred in connection with the PCS Group’s and the FON Group’s construction of capital assets.

Goodwill and Other Intangibles

Effective January 1, 2002, Sprint adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased, and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. See Note 7 for additional information regarding SFAS No. 142 and the treatment of goodwill and other intangibles.

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

Sprint FON Group
Year-Ended December 31,	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net income (loss), as reported	$1,942	$1,194	$(161)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	19	3	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(91)	(145)
Pro forma net income (loss)	$1,914	$1,106	$(305)

Earnings (loss) per common share:
Basic—as reported	$2.16	$1.35	$(0.17)

Basic—pro forma	$2.13	$1.25	$(0.34)

Diluted—as reported	$2.16	$1.34	$(0.17)

Diluted—pro forma	$2.13	$1.25	$(0.34)

Sprint PCS Group
Year-Ended December 31,	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Net income (loss), as reported	$(652)	$(584)	$(1,286)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	14	2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(59)	(127)	(206)
Pro forma net income (loss)	$(697)	$(709)	$(1,492)

Earnings (loss) per common share:
Basic and diluted—as reported	$(0.65)	$(0.59)	$(1.31)

Basic and diluted—pro forma	$(0.69)	$(0.71)	$(1.52)

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

2. Restatement of Previously Issued Financial Statements

During a review of internal controls relating to its capital assets, Sprint identified, in the 2004 third quarter, a calculation error that had resulted, since 1999, in the overstatement of interest capitalized during the construction of its Wireless capital assets, with a corresponding understatement of interest expense. The error subsequently resulted in an overstatement of depreciation expense after the associated capital assets were placed in service. This error resulted in a cumulative overstatement of capitalized interest costs and a corresponding understatement of interest expense of $265 million from 1999 through June 30, 2004, as well as a cumulative overstatement of depreciation expense of $99 million from 1999 through June 30, 2004. The cumulative impacts of this error as of June 30, 2004, including the related income tax effect, resulted in a $166 million overstatement of net property, plant and equipment, a $61 million overstatement of deferred income tax liability, and a $105 million overstatement of retained earnings.

While Sprint believes the impacts of this calculation error are not material to any previously issued financial statement, Sprint determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements.

Additionally, in the fourth quarter of 2003, in conjunction with Sprint’s periodic review of the liability for medical coverage for participants in its long-term disability plan, Sprint determined the liability on its balance sheet relating to costs incurred in periods prior to 2003 was understated by $114 million. The cumulative impacts of this error as of December 31, 2003, including the related income tax effect, resulted in a $114 million understatement of postretirement and other benefit obligations, a $42 million overstatement of deferred income tax liability, and a $72 million overstatement of retained earnings. Accordingly, in the fourth quarter of 2003, Sprint recorded, and fully disclosed, an adjustment to appropriately state this long-term disability liability. Because Sprint has restated its previously issued financial statements for the matter discussed above, Sprint has also restated its previously issued financial statements to apply the long-term disability adjustment to the appropriate pre-2003 periods.

The impacts of these restatements on the financial statements are summarized below (in millions, except per share information):

Consolidated Sprint Corporation

	2003
Statement of Operations Data:	Previously Reported	Adjustment	As Restated

Operating income	$861	$146	$1,007
Interest expense	1,374	27	1,401
Loss from continuing operations	(367)	75	(292)
Net income	1,215	75	1,290

	2003
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated

Net cash provided by operating activities of continuing operations	$6,542	$(27)	$6,515
Capital expenditures	3,824	(27)	3,797
Increase in Cash and Equivalents	1,389	—	1,389

	December 31, 2003
Balance Sheet Data:	Previously Reported	Adjustment	As Restated

Net property, plant and equipment	$27,276	$(175)	$27,101
Deferred income tax liability	1,789	(64)	1,725
Postretirement and other benefit obligations	1,572	—	1,572
Total shareholders’ equity	13,224	(111)	13,113

FON Group

	2003
Statement of Operations Data:	Previously Reported	Adjustment	As Restated
Operating income	$268	105	$373
Interest expense	236	—	236
Income from continuing operations	294	66	360
Net income	1,876	66	1,942
Diluted earnings per common share(1)	2.09	.07	2.16
Basic earnings per common share(1)	2.09	.07	2.16

	2003
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated
Net cash provided by operating activities of continuing operations	$4,039	$—	$4,039
Capital expenditures	1,674	—	1,674
Increase in Cash and Equivalents	994	—	994

	December 31, 2003
Balance Sheet Data:	Previously Reported	Adjustment	As Restated
Net property, plant and equipment	$16,050	$—	$16,050
Deferred income tax liability	1,633	—	1,633
Postretirement and other benefit obligations	1,445	—	1,445
Total shareholders’ equity	13,372	—	13,372

PCS Group

	2003
Statement of Operations Data:	Previously Reported	Adjustment	As Restated

Operating income	$551	$41	$592
Interest expense	1,138	27	1,165
Loss from continuing operations	(661)	9	(652)
Net loss	(661)	9	(652)
Diluted loss per common share(1)	(0.66)	.01	(0.65)
Basic loss per common share(1)	(0.66)	.01	(0.65)

	2003
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated

Net cash provided by operating activities of continuing operations	$2,503	$(27)	$2,476
Capital expenditures	2,150	(27)	2,123
Increase in Cash and Equivalents	395	—	395

	December 31, 2003
Balance Sheet Data:	Previously Reported	Adjustment	As Restated

Net property, plant and equipment	$11,273	$(175)	$11,098
Deferred income tax liability	156	(64)	92
Postretirement and other benefit obligations	127	—	127
Total shareholders’ equity	(148)	(111)	(259)

Consolidated Sprint Corporation

	2002
Statement of Operations Data:	Previously Reported	Adjustment	As Restated
Operating income	$2,100	$(4)	$2,096
Interest expense	1,406	28	1,434
Income from continuing operations	471	(20)	451
Net income	630	(20)	610

	2002
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated
Net cash provided by operating activities of continuing operations	$6,206	$(28)	$6,178
Capital expenditures	4,849	(28)	4,821
Increase in Cash and Equivalents	722	—	722

	December 31, 2002
Balance Sheet Data:	Previously Reported	Adjustment	As Restated
Net property, plant and equipment	$28,745	$(180)	$28,565
Deferred income tax liability	2,025	(108)	1,917
Postretirement and other benefit obligations	1,712	114	1,826
Total shareholders’ equity	12,294	(186)	12,108

FON Group

	2002
Statement of Operations Data:	Previously Reported	Adjustment	As Restated
Operating income	$1,592	$(23)	$1,569
Interest expense	295	—	295
Income from continuing operations	1,049	(14)	1,035
Net income	1,208	(14)	1,194
Diluted earnings per common share(1)	1.36	(0.02)	1.34
Basic earnings per common share(1)	1.36	(0.01)	1.35

	2002
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated
Net cash provided by operating activities of continuing operations	$4,176	$—	$4,176
Capital expenditures	2,181	—	2,181
Increase in Cash and Equivalents	507	—	507

	December 31, 2002
Balance Sheet Data:	Previously Reported	Adjustment	As Restated
Net property, plant and equipment	$16,894	$—	$16,894
Deferred income tax liability	1,825	(39)	1,786
Postretirement and other benefit obligations	1,677	105	1,782
Total shareholders’ equity	11,814	(66)	11,748

PCS Group

	2002
Statement of Operations Data:	Previously Reported	Adjustment	As Restated
Operating income	$475	$19	$494
Interest expense	1,111	28	1,139
Loss from continuing operations	(578)	(6)	(584)
Net loss	(578)	(6)	(584)
Diluted loss per common share(1)	(0.58)	(0.01)	(0.59)
Basic loss per common share(1)	(0.58)	(0.01)	(0.59)

	2002
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated
Net cash provided by operating activities of continuing operations	$2,030	$(28)	$2,002
Capital expenditures	2,668	(28)	2,640
Increase in Cash and Equivalents	215	—	215

	December 31, 2002
Balance Sheet Data:	Previously Reported	Adjustment	As Restated
Net property, plant and equipment	$11,897	$(180)	$11,717
Deferred income tax liability	200	(69)	131
Postretirement and other benefit obligations	35	9	44
Total shareholders’ equity	480	(120)	360

Consolidated Sprint Corporation

	2001
Statement of Operations Data:	Previously Reported	Adjustment	As Restated
Operating loss	$(901)	$(9)	$(910)
Interest expense	1,180	64	1,244
Loss from continuing operations	(1,553)	(46)	(1,599)
Net loss	(1,401)	(46)	(1,447)

	2001
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated
Net cash provided by operating activities of continuing operations	$4,563	$(64)	$4,499
Capital expenditures	9,046	(64)	8,982
Increase in Cash and Equivalents	110	—	110

	December 31, 2001
Balance Sheet Data:	Previously Reported	Adjustment	As Restated
Net property, plant and equipment	$28,960	$(174)	$28,786
Deferred income tax liability	1,586	(96)	1,490
Postretirement and other benefit obligations	940	88	1,028
Total shareholders’ equity	12,616	(166)	12,450

FON Group

	2001
Statement of Operations Data:	Previously Reported	Adjustment	As Restated
Operating loss	$(265)	$(22)	$(287)
Interest expense	344	—	344
Loss from continuing operations	(297)	(14)	(311)
Net loss	(147)	(14)	(161)
Diluted loss per common share(1)	(0.16)	(0.01)	(0.17)
Basic loss per common share(1)	(0.16)	(0.01)	(0.17)

	2001
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated
Net cash provided by operating activities of continuing operations	$4,457	$—	$4,457
Capital expenditures	5,295	—	5,295
Increase in Cash and Equivalents	48	—	48

	December 31, 2001
Balance Sheet Data:	Previously Reported	Adjustment	As Restated
Net property, plant and equipment	$17,491	$—	$17,491
Deferred income tax liability	1,585	(29)	1,556
Postretirement and other benefit obligations	940	81	1,021
Total shareholders’ equity	11,704	(52)	11,652

PCS Group

	2001
Statement of Operations Data:	Previously Reported	Adjustment	As Restated
Operating loss	$(647)	$13	$(634)
Interest expense	851	64	915
Loss from continuing operations	(1,256)	(32)	(1,288)
Net loss	(1,254)	(32)	(1,286)
Diluted loss per common share(1)	(1.28)	(0.03)	(1.31)
Basic loss per common share(1)	(1.28)	(0.03)	(1.31)

	2001
Statement of Cash Flows Data:	Previously Reported	Adjustment	As Restated
Net cash provided by operating activities of continuing operations	$106	$(64)	$42
Capital expenditures	3,751	(64)	3,687
Increase in Cash and Equivalents	62	—	62

	December 31, 2001
Balance Sheet Data:	Previously Reported	Adjustment	As Restated
Net property, plant and equipment	$11,516	$(174)	$11,342
Deferred income tax liability	1	(67)	(66)
Postretirement and other benefit obligations	—	7	7
Total shareholders’ equity	912	(114)	798

3. Investments

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

4. Financial Instruments

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

The carrying amounts and estimated fair values of Sprint’s financial instruments at year-end were as follows:

	2003
	Carrying Amount	Estimated Fair Value
	(millions)
Cash and equivalents	$2,424	$2,424
Investments in securities	497	497
Japanese yen(1)	160	160
Total debt	17,435	19,153
Equity units(2)	1,738	490
Redeemable preferred stock	247	222

	2002
	Carrying Amount	Estimated Fair Value
	(millions)
Cash and equivalents	$1,035	$1,035
Investments in securities	201	182
Japanese yen(1)	157	157
Total debt	20,292	19,242
Equity units(2)	1,756	504
Redeemable preferred stock	256	206

(1)	Yen are held on deposit to satisfy certain capital lease obligations. See Note 9 for additional information.

(2)	Equity units include senior notes of $1.725 billion and the purchase contract adjustment payment liability of $13 million in 2003 and $31 million in 2002. See Note 10 for more information on equity units.

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

5. Asset Retirement Obligations

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

The following table illustrates the effect on the FON Group’s Net income (loss) had Sprint applied SFAS No. 143 in 2002 and 2001:

Years ended December 31,	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions, except per share amounts)
Net income (loss), as reported	$1,942	$1,194	$(161)
Deduct: Cumulative effect of change in accounting principle, net of related tax effects	(258)	—	—
Add: Historically accrued cost of removal included in depreciation reserves, less cash removal expenses, net of related tax effects	—	10	10
Adjusted net income (loss)	1,684	1,204	(151)
Preferred stock dividends received	8	7	7
Adjusted earnings (loss) applicable to common stock	$1,692	$1,211	$(144)

Diluted earnings (loss) per share
Net income (loss), as reported	$2.16	$1.34	$(0.17)
Deduct: Cumulative effect of change in accounting principle, net of related tax effects	(0.29)	—	—
Add: Historically accrued cost of removal included in depreciation reserves, less cash removal expenses, net of related tax effects	—	0.01	0.01
Adjusted diluted earnings (loss) per share	$1.87	$1.36	$(0.16)

Basic earnings (loss) per share
Net income (loss), as reported	$2.16	$1.35	$(0.17)
Deduct: Cumulative effect of change in accounting principle, net of related tax effects	(0.29)	—	—
Add: Historically accrued cost of removal included in depreciation reserves, less cash removal expenses, net of related tax effects	—	0.01	0.01
Adjusted basic earnings (loss) per share	$1.88	$1.36	$(0.16)

Diluted weighted average shares outstanding	903.2	893.3	886.8

Basic weighted average shares outstanding	900.9	892.1	886.8

6. Restructuring and Asset Impairments

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

7. Goodwill and Other Intangible Assets

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

	Sprint Corporation			FON Group			PCS Group
Years Ended December 31,	2003 (as restated)	2002 (as restated)	2001 (as restated)	2003 (as restated)	2002 (as restated)	2001 (as restated)	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions, except per share amounts)
Reported net income (loss)	$1,290	$610	$(1,447)	$1,942	$1,194	$(161)	$(652)	$(584)	$(1,286)
Add back:
Goodwill amortization	—	—	126	—	—	1	—	—	125
Spectrum licenses amortization	—	—	69	—	—	16	—	—	53

Adjusted net income (loss)	1,290	610	(1,252)	1,942	1,194	(144)	(652)	(584)	(1,108)
Preferred stock dividends (paid) received	(7)	(7)	(7)	8	7	7	(15)	(14)	(14)

Adjusted earnings (loss) applicable to common stock	$1,283	$603	$(1,259)	$1,950	$1,201	$(137)	$(667)	$(598)	$(1,122)

Diluted earnings (loss) per share
Reported diluted earnings (loss) per share				$2.16	$1.34	$(0.17)	$(0.65)	$(0.59)	$(1.31)
Add back:
Goodwill amortization				—	—	—	—	—	0.13
Spectrum licenses amortization				—	—	0.02	—	—	0.05

Adjusted diluted earnings (loss) per share				$2.16	$1.34	$(0.15)	$(0.65)	$(0.59)	$(1.13)

Diluted weighted average shares outstanding				903.2	893.3	886.8	1,028.7	1,015.8	989.7

Basic earnings (loss) per share
Reported basic earnings (loss) per share				$2.16	$1.35	$(0.17)	$(0.65)	$(0.59)	$(1.31)
Add back:
Goodwill amortization				—	—	—	—	—	0.13
Spectrum licenses amortization				—	—	0.02	—	—	0.05

Adjusted basic earnings (loss) per share				$2.16	$1.35	$(0.15)	$(0.65)	$(0.59)	$(1.13)

Basic weighted average shares outstanding				900.9	892.1	886.8	1,028.7	1,015.8	989.7

8. Short-term Borrowings and Current Maturities of Long-term Debt

Sprint’s consolidated short-term borrowings and current maturities of long-term debt at year-end were as follows:

	2003			2002
	FON Group	PCS Group	Consolidated	FON Group	PCS Group	Consolidated
	(millions)
Current maturities of long-term debt	$190	$404	$594	$779	$653	$1,432
Short-term borrowings
Trade receivables securitization(1)	—	—	—	455	—	455
Short-term borrowings and current maturities of long-term debt	$190	$404	$594	$1,234	$653	$1,887

Current maturities of intergroup debt(2)	$(1,072)	$1,072	$—	$—	$—	$—

(1)	These borrowings were incurred under a financing agreement entered into in 2002. To secure repayment of the loans, the lenders were granted a security interest in certain FON Group trade accounts receivable. Sprint’s weighted average interest rate related to these borrowings was 2.5% for the year-ended 2002.

(2)	As a result of FON Group’s repayment of senior notes, the allocated debt is reflected as intergroup debt and is eliminated on the Consolidated Balance Sheet.

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

In March 2003, Sprint completed a tender offer to purchase $635 million principal amount of its long-term senior notes before their scheduled maturity. These notes were allocated to the PCS Group and were reflected as long-term debt at the time of the tender offer. PCS is scheduled to repay the FON Group for this borrowing in the 2004 second quarter. At year-end 2003, the allocated debt is reflected as current maturities of intergroup debt on the PCS Group balance sheet. See further discussion in Note 9.

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

9. Long-term Debt and Capital Lease Obligations

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

10. Equity Unit Notes

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

11. Redeemable Preferred Stock

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

12. Common Stock

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

13. Stock-based Compensation

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

14. Employee Benefit Plans

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Postretirement Benefits
(millions)
2004	$78
2005	82
2006	85
2007	90
2008	93
2009 - 2013	506

15. Income Taxes

Income tax expense (benefit) allocated to continuing operations consists of the following:

2003	Sprint Corporation Consolidated (as restated)	Sprint FON Group (as restated)	Sprint PCS Group (as restated)
	(millions)
Current income tax expense (benefit)
Federal	$(672)	$418	$(1,090)
State	21	56	(35)
Total current	(651)	474	(1,125)
Deferred income tax expense (benefit)
Federal	494	(235)	729
State	(55)	(60)	5
Total deferred	439	(295)	734
Total	$(212)	$179	$(391)

2002	Sprint Corporation Consolidated (as restated)	Sprint FON Group (as restated)	Sprint PCS Group (as restated)
	(millions)
Current income tax expense (benefit)
Federal	$(599)	$(243)	$(356)
State	(3)	(9)	6
Total current	(602)	(252)	(350)
Deferred income tax expense (benefit)
Federal	533	594	(61)
State	11	57	(46)
Total deferred	544	651	(107)
Foreign income tax expense (benefit)	8	—	8
Total	$(50)	$399	$(449)

2001	Sprint Corporation Consolidated (as restated)	Sprint FON Group (as restated)	Sprint PCS Group (as restated)
	(millions)
Current income tax expense (benefit)
Federal	$(94)	$99	$(193)
State	57	50	7
Total current	(37)	149	(186)
Deferred income tax expense (benefit)
Federal	(576)	(189)	(387)
State	(138)	(49)	(89)
Total deferred	(714)	(238)	(476)
Total	$(751)	$(89)	$(662)

The differences that caused Sprint’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

2003	Sprint Corporation Consolidated (as restated)	Sprint FON Group (as restated)	Sprint PCS Group (as restated)
	(millions)
Income tax expense (benefit) at the federal statutory rate	$(176)	$189	$(365)
Effect of:
State income taxes, net of federal income tax effect	(23)	(3)	(20)
Credit for research activities	(27)	(18)	(9)
Other, net	14	11	3
Income tax expense (benefit)	$(212)	$179	$(391)

Effective income tax rate	42.1%	33.2%	37.5%

2002	Sprint Corporation Consolidated (as restated)	Sprint FON Group (as restated)	Sprint PCS Group (as restated)
	(millions)
Income tax expense (benefit) at the federal statutory rate	$140	$502	$(362)
Effect of:
State income taxes, net of federal income tax effect	5	31	(26)
Equity in losses of foreign joint ventures	(55)	2	(57)
Decrease in valuation allowance for previous investment write downs	(130)	(130)	—
Other, net	(10)	(6)	(4)
Income tax expense (benefit)	$(50)	$399	$(449)

Effective income tax rate	(12.5)%	27.8%	43.5%

2001	Sprint Corporation Consolidated (as restated)	Sprint FON Group (as restated)	Sprint PCS Group (as restated)
	(millions)
Income tax expense (benefit) at the federal statutory rate	$(823)	$(140)	$(683)
Effect of:
State income taxes, net of federal income tax effect	(53)	—	(53)
Equity in losses of foreign joint ventures	40	1	39
Write down of equity method investment	57	57	—
Goodwill amortization	44	6	38
Other, net	(16)	(13)	(3)
Income tax expense (benefit)	$(751)	$(89)	$(662)

Effective income tax rate	32.0%	22.3%	33.9%

Income tax expense (benefit) allocated to other items was as follows:

2003	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group
	(millions)
Discontinued operations	$820	$820	$—
Cumulative effect of change in accounting principle	(162)	(162)	—
Additional minimum pension liability(1)	(12)	(2)	(10)
Gains (losses) on securities(1)	27	27	—
Gains (losses) on qualifying cash flow hedges(1)	(23)	(23)	—
Stock ownership, purchase and option arrangements(2)	(4)	(3)	(1)

2002	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group
	(millions)
Discontinued operations	$97	$97	$—
Additional minimum pension liability(1)	(444)	(431)	(13)
Gains (losses) on securities(1)	(18)	(18)	—
Gains (losses) on qualifying cash flow hedges(1)	9	9	—
Stock ownership, purchase and option arrangements(2)	(1)	(2)	1

2001	Sprint Corporation Consolidated	Sprint FON Group	Sprint PCS Group
	(millions)
Discontinued operations	$98	$98	$—
Gains (losses) on securities(1)	(4)	(11)	—
Stock ownership, purchase and option arrangements(2)	(17)	(9)	(8)

(1)	These amounts have been recorded directly to “Shareholders’ equity—Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets.

(2)	These amounts have been recorded directly to “Shareholders’ equity—Capital in excess of par or stated value” on the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2003 and 2002, along with the income tax effect of each, were as follows:

	Sprint Corporation Consolidated 2003 Deferred Income Tax		Sprint FON Group 2003 Deferred Income Tax		Sprint PCS Group 2003 Deferred Income Tax
	Assets	Liabilities (as restated)	Assets	Liabilities	Assets	Liabilities (as restated)
	(millions)
Property, plant and equipment	$—	$4,663	$—	$2,550	$—	$2,113
Intangibles	—	571	—	24	—	547
Postretirement and other benefits	834	—	811	—	23	—
Reserves and allowances	202	—	29	—	173	—
Operating loss carryforwards	2,583	—	269	—	2,314	—
Tax credit carryforwards	398	—	79	—	319	—
Other, net	138	—	58	—	80	—
	4,155	5,234	1,246	2,574	2,909	2,660
Less valuation allowance	620	—	279	—	341	—
Total	$3,535	$5,234	$967	$2,574	$2,568	$2,660

	Sprint Corporation Consolidated 2002 Deferred Income Tax		Sprint FON Group 2002 Deferred Income Tax		Sprint PCS Group 2002 Deferred Income Tax
	Assets (as restated)	Liabilities (as restated)	Assets (as restated)	Liabilities	Assets (as restated)	Liabilities (as restated)
	(millions)
Property, plant and equipment	$—	$4,399	$—	$2,344	$—	$2,055
Intangibles	—	936	—	465	—	471
Postretirement and other benefits	852	—	836	—	16	—
Reserves and allowances	248	—	55	—	193	—
Operating loss carryforwards	3,196	—	271	—	2,925	—
Tax credit carryforwards	288	—	—	—	288	—
Other, net	213	—	120	—	93	—
	4,797	5,335	1,282	2,809	3,515	2,526
Less valuation allowance	573	—	217	—	356	—
Total	$4,224	$5,335	$1,065	$2,809	$3,159	$2,526

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

16. Discontinued Operations

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

17. Commitments and Contingencies

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

18. Additional Financial Information

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

Segment financial information was as follows:

	Global Markets Division(1) (as restated)	Local Division (as restated)	Other (as restated)	PCS Group(1) (as restated)	Corporate and Eliminations(2)	Consolidated (as restated)
	(millions)
2003
Net operating revenues	$7,992	$6,143	$840	$12,690	$(1,468)	$26,197
Affiliated revenues	693	216	550	9	(1,468)	—
Depreciation and amortization	1,428	1,085	23	2,454	(17)	4,973
Restructuring and asset impairments(3)	1,564	24	1	362	—	1,951
Operating expenses	9,418	4,297	871	12,098	(1,494)	25,190
Operating income (loss)	(1,426)	1,846	(31)	592	26	1,007
Operating margin	NM	30.1%	NM	4.7%	NM	3.8%
Capital expenditures	325	1,240	1	2,123	108	3,797
Total assets	8,194	8,993	324	21,671	3,493	42,675

2002
Net operating revenues	$8,943	$6,257	$863	$12,074	$(1,458)	$26,679
Affiliated revenues	660	285	559	(46)	(1,458)	—
Depreciation and amortization	1,479	1,157	24	2,245	(15)	4,890
Restructuring and asset impairments(3)	194	56	1	138	—	389
Operating expenses	9,151	4,441	887	11,580	(1,476)	24,583
Operating income (loss)	(208)	1,816	(24)	494	18	2,096
Operating margin	NM	29.0%	NM	4.1%	NM	7.9%
Capital expenditures	733	1,286	8	2,640	154	4,821
Total assets	10,830	8,507	733	22,842	2,201	45,113

2001
Net operating revenues	$9,916	$6,294	$1,206	$9,725	$(1,579)	$25,562
Affiliated revenues	581	283	695	20	(1,579)	—
Depreciation and amortization	1,318	1,120	12	2,135	(9)	4,576
Restructuring and asset impairments(3)	1,688	109	6	10	—	1,813
Operating expenses	11,973	4,524	1,173	10,359	(1,557)	26,472
Operating income (loss)	(2,057)	1,770	33	(634)	(22)	(910)
Operating margin	NM	28.1%	2.7%	NM	NM	NM
Capital expenditures	3,580	1,337	111	3,687	267	8,982
Total assets	12,265	9,343	719	22,016	1,276	45,619

NM = Not meaningful

(1)	Affiliated revenues in 2002 are net of the adjustment for wireless access revenue previously recorded between the global markets division and the PCS Group.

(2)	Revenues eliminated in consolidation consist primarily of local access charged to the global markets division by the local division, equipment purchases from the product distribution business, inter-exchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division to the PCS Group, handset purchases from the PCS Group and access to the PCS network. Corporate capital expenditures were incurred mainly for Sprint’s World Headquarters Campus.

(3)	See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Net operating revenues by product and services were as follows:

	Global Markets Division(1)	Local Division	Other	PCS Group	Eliminations(2)(3)	Consolidated
	(millions)
2003
Voice	$4,994	$4,659	$—	$—	$(771)	$8,882
Data	1,845	737	—	—	(81)	2,501
Internet	973	—	—	—	(29)	944
Wireless services	—	—	—	12,690	(9)	12,681
Other	180	747	840	—	(578)	1,189

Total net operating revenues	$7,992	$6,143	$840	$12,690	$(1,468)	$26,197

2002
Voice	$5,768	$4,810	$—	$—	$(919)	$9,659
Data	1,847	646	—	—	—	2,493
Internet	1,009	—	—	—	—	1,009
Wireless services	—	—	—	12,074	46	12,120
Other	319	801	863	—	(585)	1,398

Total net operating revenues	$8,943	$6,257	$863	$12,074	$(1,458)	$26,679

2001
Voice	$6,610	$4,877	$—	$—	$(827)	$10,660
Data	1,857	569	—	—	—	2,426
Internet	964	—	—	—	—	964
Wireless services	—	—	—	9,725	(20)	9,705
Other	485	848	1,206	—	(732)	1,807

Total net operating revenues	$9,916	$6,294	$1,206	$9,725	$(1,579)	$25,562

(1)	Beginning in 2002, equipment revenue for all periods presented is reported as part of Other revenues. This reclassification had no impact on total net operating revenues.

(2)	Revenues eliminated in consolidation consist primarily of local access charged to the global markets division by the local division, equipment purchases from the product distribution business, inter-exchange services provided to the local division, long distance services provided to the PCS Group for resale to PCS customers and for internal business use, caller ID services provided by the local division to the PCS Group, handset purchases from the PCS Group and access to the PCS network.

(3)	Prior to 2003, elimination information for the global markets division was not tracked at a specific products and services level. All eliminations were considered voice revenues.

Allowance for Doubtful Accounts

Sprint’s allowance for doubtful accounts was as follows:

	2003	2002
	(millions)
FON Group	$169	$279
PCS Group	107	135
Consolidated	$276	$414

Supplemental Cash Flows Information

Sprint’s cash paid (received) for interest and income taxes was as follows:

	2003 (as restated)	2002 (as restated)	2001 (as restated)
	(millions)
Interest (net of capitalized interest)	$1,424	$1,326	$1,176

Income taxes	$83	$(446)	$12

Sprint’s noncash activities included the following:

	2003	2002	2001
	(millions)
Common stock issued under Sprint’s employee benefit stock plans	$122	$169	$189

Fair value of purchase contract adjustment payment liability	$—	$—	$53

Contribution to equity investment	$—	$33	$43

Tax benefit from stock options exercised	$4	$1	$17

Stock received for stock options exercised	$—	$—	$4

Extinguishment of debt	$—	$3	$—

19. Recently Issued Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits. This statement adds to the disclosures required in SFAS No. 132. Effective for 2003 year-end financial statements, additional disclosures are required for the types of assets in the plan, investment policies, plan obligations, and plan contributions for defined benefit pension plans and other defined benefit postretirement plans. For interim periods beginning after December 15, 2003, additional disclosures are required for net periodic benefit cost and plan contributions. This guidance does not change the requirements for the measurement or recognition of pension and other postretirement benefit plans prescribed by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Sprint adopted this statement effective December 31, 2003. See Note 14 for further discussion.

20. Quarterly Financial Data (Unaudited)

	Quarter
2003	1st (as restated)	2nd (as restated)	3rd (as restated)	4th (as restated)
	(millions, except per share data)
Net operating revenues	$6,339	$6,463	$6,714	$6,681
Operating income (loss)	612	378	(430)	447
Income (loss) from continuing operations	99	(2)	(496)	107
Net income (loss)	1,670	7	(497)	110
Earnings (loss) per common share from continuing operations(1)
FON common stock
Diluted and Basic	0.31	0.10	(0.48)	0.47
PCS common stock
Diluted and Basic	(0.18)	(0.09)	(0.07)	(0.31)

	Quarter
2002	1st (as restated)	2nd (as restated)	3rd (as restated)	4th (as restated)
	(millions, except per share data)
Net operating revenues	$6,637	$6,703	$6,798	$6,541
Operating income (loss)	523	675	530	368
Income (loss) from continuing operations	99	(107)	476	(17)
Net income (loss)	139	(69)	518	22
Earnings (loss) per common share from continuing operations(1)
FON common stock
Diluted and Basic	0.27	0.07	0.54	0.27
PCS common stock
Diluted and Basic	(0.15)	(0.17)	(0.01)	(0.26)

(1)	As the effects of including the incremental shares associated with options, restricted stock units and ESPP shares are antidilutive, both basic earnings per share and diluted earnings per share reflect the same calculation for FON Group in the 2003 third quarter and for all PCS Group reported periods.

21. Subsequent Events (Unaudited)

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