Form 10-Q/A
period 2004-03-31
SPRINT CORP
filed 2004-11-09
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                              ------------------------   -----------------------

Commission file number                               1-04721
                       ---------------------------------------------------------

                               SPRINT CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              KANSAS                                         48-0457967
- ---------------------------------------        ---------------------------------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                         Identification No.)


 P.O. Box 7997, Shawnee Mission, Kansas                    66207-0997
- ---------------------------------------        ---------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (913) 624-3000
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

                                EXPLANATORY NOTE


The purpose of this Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Sprint Corporation for the quarter ended March 31, 2004 is to restate our interim consolidated financial statements for the quarters ended March 31, 2004 and 2003 and related disclosures as discussed in Note 3 of the Condensed Notes to Consolidated Financial Statements.

Generally, no attempt has been made in this Amendment No. 2 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 7, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

        o Part I - Item 1 - Financial Statements;
        o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations;
        o Part I - Item 4 - Controls and Procedures;
        o Part II - Item 5 - Other Information; and
        o Part II - Item 6 - Exhibits and Reports on Form 8-K

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

While we believe the impacts of this calculation error are not material to any previously issued financial statement, we determined that the cumulative adjustment required to correct this calculation error was too large to record in 2004, and that the calculation error was most appropriately corrected through restatement of previously issued financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 and interim financial statements for the quarters ended March 31, 2004 and June 30, 2004 and comparative 2003 interim periods.

Our decision to restate previously issued financial statements was based on the impact of a cumulative correction on the 2004 financial statements rather than the impact on any previously issued financial statement.

See Note 3 of the Condensed Notes to Consolidated Financial Statements for additional information.


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

        (b) Certification of Chief Financial Officer Pursuant to 18
            U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                                                                                                             Part I.
                                                                                                                             Item 1.

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)
- --------------------------------------------- --- ------------- -- -------------- -- -------------------------------
Quarters Ended March 31,                                                                 2004              2003
                                                                                    (as restated)      (as restated)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                                                            $      6,707     $       6,339
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                        3,083             2,839
   Selling, general and administrative                                                   1,637             1,650
   Depreciation                                                                          1,233             1,228
   Restructuring and asset impairments                                                      30                10
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                                                              5,983             5,727
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income                                                                           724               612

Interest expense                                                                          (326)             (372)
Premium on early retirement of debt                                                          -               (19)
Other, net                                                                                 (26)              (61)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income from continuing operations before
   income taxes                                                                            372               160
Income tax expense                                                                        (147)              (61)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income from Continuing Operations                                                          225                99
Discontinued operation, net                                                                  -             1,313
Cumulative effect of change in accounting
   principle, net                                                                            -               258
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income                                                                                 225             1,670

Preferred stock dividends paid                                                              (2)               (2)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings Applicable to Common Stock                                               $        223     $       1,668
                                                                                  -- ------------- --- -------------

 Diluted Earnings per Common Share
    Continuing operations                                                         $       0.16     $        0.07
    Discontinued operation                                                                   -              0.93
    Cumulative effect of change in accounting principle, net                                 -              0.18
- --------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total                                                                             $       0.16     $        1.18
                                                                                  -- ------------- --- -------------
Diluted weighted average common shares                                                 1,436.1           1,411.5
                                                                                  -- ------------- --- -------------


 Basic Earnings per Common Share
    Continuing operations                                                         $       0.16     $        0.07
    Discontinued operation                                                                   -              0.93
    Cumulative effect of change in accounting principle, net                                 -              0.18
- --------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Total                                                                             $       0.16     $        1.18
                                                                                  -- ------------- --- -------------
Basic weighted average common shares                                                   1,424.2           1,407.6
                                                                                  -- ------------- --- -------------






                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(millions)

- --------------------------------------------- ----------------- ----------------- -- ------------- --- -------------
Quarters Ended March 31,                                                                 2004              2003
                                                                                     (as restated)     (as restated)
- --------------------------------------------- ----------------- ----------------- -- ------------- --- -------------

Net Income                                                                        $       225      $      1,670
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income

   Unrealized holding losses on securities                                                (21)               (1)
   Income tax benefit                                                                       8                 -
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding losses on securities
   during the period                                                                      (13)               (1)

   Reclassification adjustment for gains on securities
     included in net income                                                                (2)               (1)
   Income tax expense                                                                       1                 1
- ------------------------------------------------- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income                                                                  (1)                -

Foreign currency translation adjustments                                                    -                 2

   Unrealized gains (losses) on qualifying cash flow hedges                                17                (2)
   Income tax benefit (expense)                                                            (6)                1
- --------------------------------------------------------------- -- -------------- -- ------------- --- -------------
Net unrealized gains (losses) on qualifying
   cash flow hedges during the period                                                      11                (1)
- --------------------------------------------------------------- -- -------------- -- ------------- --- -------------

Total other comprehensive loss                                                             (3)                -
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income                                                              $       222      $      1,670
                                                                                  -- ------------- --- -------------




























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,       December 31,
                                                                                            2004             2003
                                                                                       (as restated)
                                                                                        (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------

Assets
     Current assets
       Cash and equivalents                                                            $        2,728    $        2,424
       Accounts receivable, net of allowance for doubtful accounts of
          $260 and $276                                                                         2,927             2,876
       Inventories                                                                                513               582
       Prepaid expenses                                                                           310               279
       Other                                                                                      428               450
- -------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,906             6,611

     Gross property, plant and equipment                                                       54,058            53,994
     Accumulated depreciation                                                                 (27,588)          (26,893)
- -------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                         26,470            27,101

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       3,381             3,385
        Other intangibles                                                                          31                32
- -------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       7,813             7,818
        Accumulated amortization                                                                   (3)               (3)
- -------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         7,810             7,815

     Other assets                                                                               1,099             1,148
- -------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       42,285    $       42,675
                                                                                      -----------------------------------



























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(millions, except per share data)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,       December 31,
                                                                                            2004              2003
                                                                                        (as restated)
                                                                                         (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Current liabilities
       Short-term borrowings and current maturities of long-term debt                   $       1,621    $         594
       Accounts payable                                                                         2,118            2,197
       Accrued interconnection costs                                                              522              503
       Accrued taxes                                                                              374              407
       Advance billings                                                                           598              572
       Accrued restructuring costs                                                                111              117
       Payroll and employee benefits                                                              472              683
       Accrued interest                                                                           312              378
       Other                                                                                      909            1,025
- -------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,037            6,476

     Noncurrent liabilities
        Long-term debt and capital lease obligations                                           15,822           16,841
        Equity unit notes                                                                       1,725            1,725
       Deferred income taxes                                                                    1,841            1,725
       Postretirement and other benefit obligations                                             1,313            1,572
       Other                                                                                    1,004              976
- -------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            21,705           22,839

     Redeemable preferred stock                                                                   247              247

     Shareholders' equity
       Common stock
         FON, par value $2.00 per share, 3,000.0 shares authorized, 1,425.6 and
            904.3 shares issued and outstanding                                                 2,851            1,809
         PCS, par value $1.00 per share, and 4,000.0 shares authorized, 0 and
            1,035.4 shares issued and outstanding                                                   -            1,035
       Capital in excess of par or stated value                                                10,151           10,084
       Retained earnings                                                                        1,018              906
       Accumulated other comprehensive loss                                                      (724)            (721)
- -------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,296           13,113
- -------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      42,285    $      42,675
                                                                                      -----------------------------------

















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)
- ------------------------------------------------------------------ ----------------- ----------------------------------
Quarters Ended March 31,                                                                   2004             2003
                                                                                      (as restated)     (as restated)
- ------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income                                                                            $        225     $      1,670
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discontinued operation, net                                                                 -           (1,313)
     Cumulative effect of change in accounting principle, net                                    -             (258)
     Depreciation                                                                            1,233            1,228
     Deferred income taxes                                                                     146              736
     Changes in assets and liabilities:
         Accounts receivable, net                                                              (51)             138
         Inventories and other current assets                                                   19             (107)
         Accounts payable and other current liabilities                                       (381)          (1,315)
         Noncurrent assets and liabilities, net                                               (202)             200
     Other, net                                                                                 49               73
- ------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided  by operating activities of continuing operations                          1,038            1,052
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                          (683)            (541)
Investments in and loans to other affiliates, net                                               (2)             (12)
Investments in debt securities                                                                (108)               -
Proceeds from debt securities                                                                  142                -
Other, net                                                                                       5                3
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                                (646)            (550)
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Payments on debt                                                                               (22)          (1,555)
Proceeds from common stock issued                                                               33                2
Dividends paid                                                                                (115)            (114)
Other, net                                                                                      16               10
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by financing activities of continuing operations                                 (88)          (1,657)
- ------------------------------------------------------------------------------------ --- ------------- -- -------------

- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                                -            2,215
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                                               304            1,060
Cash and Equivalents at Beginning of Period                                                  2,424            1,035
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,728     $      2,095
                                                                                     --- ------------- -- -------------















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(millions)


- ------------------------------------------------------------------------------------------------------------------------
                                                               Capital in   Retained       Accumulated
                                        FON        PCS         Excess of    Earnings          Other
                                      Common      Common         Par or       (as         Comprehensive       Total
Quarter Ended March 31, 2004           Stock      Stock       Stated Value  restated)          Loss        (as restated)
- ------------------------------------------------------------------------------------------------------------------------

Beginning 2004 balance            $     1,809  $     1,035 $     10,084   $    906     $      (721)     $    13,113
Net income                                  -            -            -        225               -              225
Common stock dividends                      -            -            -       (113)              -             (113)
Preferred stock dividends                   -            -           (2)       -                 -               (2)
FON Series 1 common stock issued            5            -           57        -                 -               62
PCS Series 1 common stock issued            -            2            6        -                 -                8
Conversion of PCS common stock
   into FON common stock                1,037       (1,037)           -        -                 -                -
Other, net                                  -            -            6        -                (3)               3
- ------------------------------------------------------------------------------------------------------------------------

March 2004 balance                $     2,851  $         - $     10,151   $    1,018   $      (724)     $    13,296
                                  --------------------------------------------------------------------------------------


Shares Outstanding
- ------------------------------------------------------------
Beginning 2004 balance                  904.3      1,035.4
FON Series 1 common stock issued          2.9           -
PCS Series 1 common stock issued          -            1.4
Conversion of PCS common stock
   into FON common stock                518.4     (1,036.8)
- ------------------------------------------------------------

March 2004 balance                    1,425.6           -
                                  --------------------------






























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



                                                                         PART I.
                                                                         Item 1.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          Sprint Corporation
(Unaudited)

The information in this Form 10-Q/A has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments, consisting only of normal recurring accruals, needed to fairly present Sprint Corporation's consolidated financial position, results of operations, cash flows and comprehensive income.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 2003 Form 10-K/A. Operating results for the 2004 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2004.

- --------------------------------------------------------------------------------
1.  Basis of Consolidation and Presentation
- --------------------------------------------------------------------------------

Consolidation and Comparative Presentation

The consolidated financial statements include the accounts of Sprint, its wholly owned subsidiaries and subsidiaries it controls. Investments in entities in which Sprint exercises significant influence, but does not control, are accounted for using the equity method. See Note 4 for additional information.

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

- --------------------------------------------------------------------------------
2.  Recombination of Tracking Stock
- --------------------------------------------------------------------------------

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

Earnings Per Share

All per share amounts have been restated, for all periods presented, to reflect the recombination of the FON common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, ESPP, convertible preferred stock, and restricted stock units) to determine diluted weighted average shares on a consolidated basis.


Following is previously reported earnings per share information for the FON Group and the PCS Group. These amounts reflect the restatement discussed in Note 3.


                Quarter Ended March 31, 2003                         FON Group            PCS Group

                                                                            (as restated)
                --------------------------------------------------------------------------------------
                                                                    (millions, except earnings per
                                                                             share data)
                Income (Loss) from Continuing Operations         $      279          $      (180)
                Discontinued operation, net                           1,313                    -
                Cumulative effect of change in accounting
                   principle, net                                       258                    -
                                                                 -----------------   -----------------
                Net Income (Loss)                                     1,850                 (180)
                Preferred stock dividends (paid) received                 2                   (4)
                                                                 -----------------   -----------------
                Earnings (Loss) Applicable to Common Stock       $    1,852          $      (184)
                                                                 -----------------   -----------------

                Diluted Earnings (Loss) per Common Share(1)
                   Continuing operations                         $     0.31          $     (0.18)
                   Discontinued operation                              1.46                    -
                   Cumulative effect of change in accounting
                     principle, net                                    0.29                    -
                                                                 -----------------   -----------------
                Total                                            $     2.06          $     (0.18)
                                                                 -----------------   -----------------
                Diluted weighted average common shares                899.5               1,022.1
                                                                 -----------------   -----------------

                Basic Earnings (Loss) per Common Share
                   Continuing operations                         $     0.31          $     (0.18)
                   Discontinued operation                              1.47                    -
                   Cumulative effect of change in accounting
                     principle, net                                    0.29                    -
                                                                 -----------------   -----------------
                Total                                            $     2.07          $     (0.18)
                                                                 -----------------   -----------------
                Basic weighted average common shares                  896.6               1,022.1
                                                                 -----------------   -----------------



              (1) As the effects of including dilutive PCS securities are antidilutive, they are not included in the diluted weighted average common shares outstanding for the PCS Group, nor are they included in the calculation of diluted earnings per share.

Shareholders' Equity

The conversion of PCS common stock into FON common stock resulted in an increase in FON common stock outstanding of 518.4 million shares as of March 31, 2004. Although Sprint's Articles of Incorporation continue to authorize PCS common stock following the conversion of PCS common stock, no shares of PCS common stock may be issued.

- --------------------------------------------------------------------------------
3.  Restatement of Previously Issued Financial Statements
- --------------------------------------------------------------------------------

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

The impacts of this restatement on the financial statements for the quarters ended March 31, 2004 and 2003 are summarized below (in millions, except per share information):


Statement of Operations
Data:                             Quarter Ended March 31, 2004                    Quarter Ended March 31, 2003
                           -----------------------------------------     -------------------------------------------
                           Previously                          As         Previously                          As
                            Reported      Adjustment       Restated        Reported      Adjustment        Restated
                           ----------- -- ----------- -- -----------     ----------- -- ----------- -- -------------

Operating income               $  714         $   10         $  724          $  604     $        8        $     612

Interest expense                  320              6            326             366              6              372
Income from continuing
  operations                      222              3            225              97              2               99

Net income                        222              3            225           1,668              2            1,670
Diluted earnings per
  common share(1)                0.15           0.01           0.16            1.18              -             1.18
Basic earnings per
  common share(1)                0.15           0.01           0.16            1.18              -             1.18



                                Quarter Ended March 31, 2004                    Quarter Ended March 31, 2003
                           -----------------------------------------     ------------------------------------------
Statement of Cash Flows    Previously                          As         Previously                         As
Data:                       Reported      Adjustment       Restated        Reported      Adjustment       Restated
                           ----------- -- ----------- -- -----------     ----------- -- ------------ -- -----------

Net cash provided by
  operating activities
  of continuing
  operations                  $ 1,044        $   (6)         $1,038         $ 1,058          $  (6)        $ 1,052

Capital expenditures              689            (6)            683             547             (6)            541

Increase in
  Cash and Equivalents            304              -            304           1,060               -          1,060


                                     As of March 31, 2004
                           -----------------------------------------
                            Previously                        As
Balance Sheet Data:          Reported     Adjustment       Restated
                           ----------- -- ----------- -- -----------

Total shareholders' equity  $  13,404      $  (108)       $  13,296


(1) On April 23, 2004 Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. All per share amounts have been restated to reflect the recombination of the FON common stock as of the earliest period presented at an identical conversion ratio (0.5). The conversion ratio was also applied to dilutive PCS Group securities (mainly stock options, employee stock purchase plan, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.


Following are the impacts of the restatements on previously reported information for the FON Group and the PCS Group:


                                Quarter Ended March 31, 2003
                           -----------------------------------------
                           Previously                          As
                            Reported      Adjustment       Restated
                           ----------- -- ----------- -- -----------

FON Net income               $  1,850         $    -       $  1,850
Diluted earnings per FON
  common share                   2.06              -           2.06
Basic earnings per FON
  common share                   2.07              -           2.07
PCS Net loss                     (182)             2           (180)
Diluted and basic loss per
  PCS common share              (0.18)             -          (0.18)


- --------------------------------------------------------------------------------
4.  Investments
- --------------------------------------------------------------------------------

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

Equity Method Investments

At the end of the 2004 first quarter and at year-end 2003, investments accounted for using the equity method consisted primarily of Sprint's investment in Virgin Mobile, USA, LLC (Virgin Mobile, USA). These investments were reflected in "Other assets" on the Consolidated Balance Sheets. Certain other equity method investments were carried at zero value.

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
                                                           ----------------------------------


- --------------------------------------------------------------------------------
5.  Asset Retirement Obligations
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
6.  Restructuring and Asset Impairment
- --------------------------------------------------------------------------------

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

This activity is summarized as follows:

- -------------------------------------- --- ------------------- -- ----------------------------- --- ----------------
                                                                         2004 Activity
                                                                  -----------------------------
                                           December 31, 2003      Restructuring        Cash         March 31, 2004
                                           Liability Balance         Charge          Payments          Liability
                                                                                                        Balance
- -------------------------------------- --- ------------------- -- -------------- -- ----------- --- ----------------
                                                                        (millions)
Restructuring Events
   Sprint Transformation - 2004
     Severance                          $          -           $        4        $      -        $          4
   Sprint Transformation - 2003
     Severance                                    54                   24              24                  54
   PCS Billing Platform Termination
     Other exit costs                             12                    -              10                   2
   Global Markets Web Hosting
        Wind-down
     Severance                                     6                    1               1                   6
     Other exit costs                             45                    1               1                  45
- -------------------------------------- --- ------------------- -- -------------- -- ----------- --- ----------------

Total                                   $        117           $       30        $     36        $        111
                                       --- ------------------- -- -------------- -- ----------- --- ----------------

Other Asset Impairments

In the 2003 first quarter, Sprint recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

- --------------------------------------------------------------------------------
7.  Stock-based Compensation
- --------------------------------------------------------------------------------

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


                                                                     Quarters Ended March 31,
                                                                  - -------------- - -------------
                                                                        2004             2003
                                                                    (as restated)    (as restated)
             ---------------------------------------------------- - -------------- - -------------
                                                                    (millions, except per share
                                                                               data)
             Net income, as reported                              $      225       $     1,670
              Add:  Stock-based employee compensation expense
                included in reported net income, net of related
                tax effects                                               13                 -
              Deduct:  Total stock-based employee compensation
                expense determined under fair value based
                method for all awards, net of related tax
                effects                                                  (28)              (34)
             ---------------------------------------------------- - -------------- - -------------

             Pro forma net income                                 $      210       $     1,636
                                                                  - -------------- - -------------

             Earnings per common share:
                Basic - as reported                               $     0.16       $      1.18
                                                                  - -------------- - -------------
                Basic - pro forma                                 $     0.15       $      1.16
                                                                  - -------------- - -------------

                Diluted - as reported                             $     0.16       $      1.18
                                                                  - -------------- - -------------
                Diluted - pro forma                               $     0.14       $      1.16
                                                                  - -------------- - -------------


Sprint recognized pre-tax charges of $21 million in the 2004 first quarter and $1 million in the 2003 first quarter related to stock-based grants issued after December 31, 2002 and grants of restricted stock made in 2002 and previous years.

- --------------------------------------------------------------------------------
8.  Employee Benefit Information
- --------------------------------------------------------------------------------

The net periodic benefit cost consisted of the following:


                                                       Pension Benefits                  Other Benefits
                                                 ------------------------------   ------------------------------
                                                        Quarters Ended                   Quarters Ended
                                                           March 31,                        March 31,
                                                 ---------------------------------------------------------------
                                                     2004            2003             2004            2003
- ----------------------------------------------------------------------------------------------------------------

  Service cost                                 $       36      $       32      $         4      $         4
  Interest cost                                        62              58               15               16
  Expected return on plan assets                      (76)            (69)              (1)              (1)
  Amortization of transition (asset)                   (1)             (1)               -                -
  obligation
  Amortization of prior service cost                    4               4              (12)             (11)
  Amortization of net loss                             21               8                8                8
- ----------------------------------------------------------------------------------------------------------------

  Net benefit expense                          $       46      $       32      $        14      $        16
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

- --------------------------------------------------------------------------------
9.  Litigation, Claims and Assessments
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
10. Income Taxes
- --------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                                    Quarters Ended
                                                                                       March 31,
                                                                          ------------------------------------
                                                                                  2004              2003
                                                                              (as restated)     (as restated)
             ------------------------------------------------------------ --- -------------- -- --------------
                                                                                      (millions)

             Income tax expense at the federal statutory rate             $        130       $        56
             Effect of:
                State income taxes, net of federal income tax effect                12                 8
                Other, net                                                           5                (3)
             ------------------------------------------------------------ --- -------------- -- --------------

             Income tax expense                                           $        147       $        61
                                                                          --- -------------- -- --------------

             Effective income tax rate                                            39.5%             38.1%
                                                                          --- -------------- -- --------------


- --------------------------------------------------------------------------------
11.  Accounting for Derivative Instruments
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
12.  Discontinued Operation
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
13.  Other Financial Information
- --------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's net cash paid (received) for interest and income taxes was as follows:


                                                                                  Quarters Ended
                                                                                     March 31,
                                                                        -- ------------- -- -------------
                                                                               2004             2003
                                                                          (as restated)     (as restated)
                    --------------------------------------------------- -- ------------- -- -------------
                                                                                   (millions)
                    Interest (net of capitalized interest)              $      386       $      425
                                                                        -- ------------- -- -------------
                    Income taxes                                        $       (1)      $        9
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
                                                                        -- ------------- -- -------------


- --------------------------------------------------------------------------------
14.  Segment Information
- --------------------------------------------------------------------------------

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

Segment financial information was as follows:


- ----------------------------------------------------------------------------------------------------------------
                              PCS
                            Wireless
                            Division       Global                                     Corporate    Consolidated
Quarters Ended                (as          Markets        Local                          and           (as
March 31,                  restated)      Division       Division      Other(1)     Eliminations(2)  restated)
- ----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2004
Net operating revenues  $   3,437      $   1,912     $    1,506     $     196     $    (344)      $    6,707
Affiliated revenues             4            169             56           115          (344)               -
Operating income (loss)       277             11            446            (8)           (2)             724

2003
Net operating revenues  $   2,947      $   2,046     $    1,532     $     187     $    (373)      $    6,339
Affiliated revenues             3            193             52           125          (373)               -
Operating income (loss)       158              4            462           (10)           (2)             612
- ----------------------------------------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 12 for additional information.

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

Net operating revenues by product and services were as follows:


- ----------------------------------------------------------------------------------------------------------------------
                                         PCS        Global
Quarters Ended                         Wireless     Markets      Local
March 31,                              Division     Division    Division     Other(1)  Eliminations(2)(3) Consolidated
- ----------------------------------------------------------------------------------------------------------------------
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
                                     ----------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 12 for additional information.

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


- --------------------------------------------------------------------------------
15.  Subsequent Events
- --------------------------------------------------------------------------------

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

The words "estimate," "project," "intend," "expect," "believe," "target" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2003 Form 10-K/A, and you are encouraged to review these filings.

- --------------------------------------------------------------------------------
Overview
- --------------------------------------------------------------------------------

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

Restatement of Previously Issued Financial Statements

During a review of internal controls relating to its capital assets, Sprint identified, in the 2004 third quarter, a calculation error that had resulted, since 1999, in the overstatement of interest capitalized during the construction of its Wireless capital assets, with a corresponding understatement of interest expense. The error subsequently resulted in an overstatement of depreciation expense after the associated capital assets were placed in service. While Sprint believes the impacts of this calculation error are not material to any previously issued financial statement, Sprint determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements. The following discussion reflects this restatement. See
Note 3 of the Condensed Notes to Consolidated Financial Statements for additional information.


- --------------------------------------------------------------------------------
Results of Operations
- --------------------------------------------------------------------------------

Consolidated

Net operating revenues increased 6% to $6.7 billion in the 2004 first quarter compared to $6.3 billion in the same 2003 period reflecting growth in the PCS wireless division's revenues partially offset by declining long distance voice revenues in the global markets division.

Income from continuing operations increased to $225 million in the 2004 first quarter compared to $99 million in the 2003 first quarter and includes the after-tax impacts of the items discussed below.

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

- --------------------------------------------------------------------------------
Segmental Results of Operations
- --------------------------------------------------------------------------------

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


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
(millions)                                      (as restated)    (as restated)
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues                         $    3,437       $    2,947        $       490            16.6%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,744            1,448                296            20.4%
   Selling, general and administrative                768              731                 37             5.1%
   Depreciation                                       644              600                 44             7.3%
   Restructuring and asset impairment                   4               10                 (6)          (60.0)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                            3,160            2,789                371            13.3%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      277       $      158        $       119            75.3%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $      406       $      181        $       225           124.3%
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

Other service revenues consist primarily of net revenues retained from Sprint PCS customers residing in PCS affiliate territories, and revenues from the sale of PCS services to companies that resell those services to their customers on a retail basis. Other revenues represented 3.5% of net operating revenues in the 2004 first quarter compared to 2.5% for the same 2003 period. These increases mainly reflect net additions to the affiliate and wholesale customer base.

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

Selling, General and Administrative

Selling, General and Administrative (SG&A) expense mainly includes marketing costs to promote products and services, as well as related salary and benefit costs. SG&A expense increased 5% in the 2004 first quarter from the same 2003 period reflecting an increase in marketing, sales and distribution costs primarily driven by higher gross post-paid retail additions and an increase in the number of our own retail stores. This increase was offset by a decline in bad debt expense due to a better credit class mix, leading to lower write-offs and higher recovery. SG&A expense was 22.3% of net operating revenues in the 2004 first quarter compared to 24.8% for the same 2003 period. Bad debt expense as a percentage of net revenues was 1.1% in the 2004 first quarter compared to 3.0% in the same 2003 period. Reserve for bad debt as a percent of outstanding accounts receivable was 6.8% at the end of the 2004 first quarter and 7.3% at year-end 2003. This improvement was mainly driven by lower involuntary churn and improved cash collections.

Depreciation

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation expense increased 7% in the 2004 first quarter from the same 2003 period due to an increase in the network asset investment during 2003 and the 2004 year-to-date period. Depreciation expense was 18.7% of net operating revenues in the 2004 first quarter compared to 20.4% for the same 2003 period.

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

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           March 31,                            Variance
                                               ----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                       $     1,186      $     1,293       $      (107)          (8.3)%
   Data                                                452              462               (10)          (2.2)%
   Internet                                            223              243               (20)          (8.2)%
   Other                                                51               48                 3            6.3%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         1,912            2,046              (134)          (6.5)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,053            1,106               (53)          (4.8)%
   Selling, general and administrative                 516              575               (59)         (10.3)%
   Depreciation                                        320              361               (41)         (11.4)%
   Restructuring and asset impairment                   12                -                12             NM
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             1,901            2,042              (141)          (6.9)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $        11      $         4       $         7             NM
                                               -- ------------- -- -------------- -- -------------

Capital Expenditures                           $        56      $        61       $        (5)          (8.2)%
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

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- --------------------------------------------- ----------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                      $      1,147      $     1,183       $       (36)           (3.0)%
   Data                                                195              173                22            12.7%
   Other                                               164              176               (12)           (6.8)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,506            1,532               (26)           (1.7)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      451              487               (36)           (7.4)%
   Selling, general and administrative                 327              318                 9             2.8%
   Depreciation                                        268              265                 3             1.1%
   Restructuring                                        14                -                14             NM
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,060            1,070               (10)           (0.9)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        446      $       462       $       (16)           (3.5)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.6%            30.2%
                                              --- ------------- -- --------------

Capital expenditures                          $        209      $       281       $       (72)          (25.6)%
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

- --------------------------------------------------------------------------------
Nonoperating Items
- --------------------------------------------------------------------------------

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

Income Taxes

See Note 10 of the Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

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

- --------------------------------------------------------------------------------
Financial Condition
- --------------------------------------------------------------------------------

Sprint's consolidated assets of $42.3 billion decreased $390 million in the 2004 first quarter. Cash and equivalents increased $304 million as operating cash flows exceeded capital expenditures and dividend payments. Net property, plant, and equipment decreased $631 million. Capital expenditures were more than offset by depreciation expense in the 2004 year-to-date period.

- --------------------------------------------------------------------------------
Liquidity and Capital Resources
- --------------------------------------------------------------------------------

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

Investing Activities

Sprint's cash flows used by investing activities, which consisted mainly of capital expenditures, totaled $646 million in the 2004 first quarter compared to $550 million a year ago. The PCS wireless division's capital expenditures were incurred to increase capacity and coverage. Global markets division capital expenditures were incurred mainly to maintain network reliability and upgrade capabilities for providing new products and services. The local division incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services, convert our network from circuit to packet switching, and continue the build-out of high-speed DSL services and to meet federal, state and local regulatory requirements and replace network and support assets. The overall increase in capital expenditures in 2004 was driven mainly by the PCS wireless division.

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

- --------------------------------------------------------------------------------
Financial Strategies
- --------------------------------------------------------------------------------

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

                                                                         PART I.
                                                                          Item 4

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of the Form 10-Q and as of March 31, 2004, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to update their review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, as well as members of the financial accounting and legal departments, to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2004 and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules governing this report. No changes were made in Sprint's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Sprint's internal controls over financial reporting.

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

This overstatement of capitalized interest resulted from the application of interest capitalization rates to assets which were under construction, but had not yet required the payment of cash or the incurrence of an interest-bearing liability, and accordingly, were not incurring interest cost. SFAS No. 34, Capitalization of Interest Costs, requires that assets under construction be incurring interest cost through the payment of cash or incurrence of an interest-bearing liability in order to qualify for interest capitalization. Process changes have been instituted to appropriately exclude assets under construction which are not incurring interest cost from the capitalized interest calculation in the future.

See Note 3 of the Condensed Notes to Consolidated Financial Statements for the impact of this restatement on previously issued financial statements.

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

         Issuer Purchases of Equity Securities

                                              --- ------------- -- -------------- -- ------------- -----------------
                                                                                        Total
                                                                                      Number of       Maximum Number
                                                                                        Shares       (or Approximate
                                                                                      Purchased        Dollar Value)
                                                                                      as Part of      of Shares that
                                                     Total                             Publicly         May Yet Be
                                                   Number of          Average         Announced      Purchased Under
                                                     Shares         Price Paid         Plans or        the Plans or
          Period                                  Purchased(1)     Per Share(2)        Programs          Programs
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

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.82 in the 2004 first quarter and 1.33 in the 2003 first quarter. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3) Articles of Incorporation and Bylaws:

                  (a) Restated Articles of Incorporation, dated as of December 9, 2003 *

                  (b) Certificate of Designation, Preferences and Rights of Preferred Stock-Sixth Series, dated as of April 23, 2004 *

                  (c) Certificate of Elimination of Designations of Preferred Stock-Eighth Series, dated as of April 23, 2004 *

                  (d)    Amended and Restated Bylaws *

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

           (10)   Executive Compensation Plans and Arrangements

                  (a)    Executive Deferred Compensation Plan, as amended. *

                  (b)    Directors' Deferred Fee Plan, as amended. *

                  (c) Amended and Restated Centel Directors Deferred Compensation Plan. *

                  (d)    Management Incentive Stock Option Plan, as amended. *

                  (e)    1997 Long-Term Stock Incentive Program, as amended. *

                  (f) Form of Election relating to 2003 Executive restricted stock unit awards. *

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

*  Previously filed on Amendment No. 1 to Form 10-Q on Form 10-Q/A.

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


Dated:  November 9, 2004