Form 10-Q/A
period 2004-06-30
SPRINT CORP
filed 2004-11-09
CIK 101830

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

                                SPRINT CORPORATION
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


               KANSAS                                    48-0457967
- ---------------------------------------       ----------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)


P.O. Box 7997, Shawnee Mission, Kansas                   66207-0997
- ---------------------------------------       ----------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (913) 624-3000
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

                                EXPLANATORY NOTE


The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Sprint Corporation for the quarter ended June 30, 2004 is to restate our interim consolidated financial statements for the quarters ended June 30, 2004 and 2003 and related disclosures as discussed in Note 3 of the Condensed Notes to the Consolidated Financial Statements.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 5, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

See Note 3 of the Condensed Notes to the Consolidated Financial Statement for additional information.



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

                      (b) Certification of Chief Financial Officer Pursuant to 18
                          U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                          the Sarbanes-Oxley Act of 2002



                                                                                                                             Part I.
                                                                                                                             Item 1.

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)
                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2004             2003              2004              2003
                                                  (as restated)    (as restated)     (as restated)     (as restated)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net Operating Revenues                        $       6,869     $     6,463       $     13,576     $      12,802
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                     3,142           2,893              6,225             5,732
   Selling, general and administrative                1,681           1,600              3,318             3,250
   Depreciation and amortization                      1,232           1,244              2,465             2,472
   Restructuring and asset impairments                   96             348                126               358
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                           6,151           6,085             12,134            11,812
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income                                        718             378              1,442               990

Interest expense                                       (316)           (358)              (642)             (730)
Premium on early retirement of debt                     (20)              -                (20)              (19)
Other, net                                               (4)            (21)               (30)              (82)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (loss) from continuing operations
   before income taxes                                  378              (1)               750               159
Income tax expense                                     (142)             (1)              (289)              (62)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from Continuing Operations
                                                        236              (2)               461                97
Discontinued operation, net                               -               9                  -             1,322
Cumulative effect of change in accounting
   principle, net                                         -               -                  -               258
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income                                              236               7                461             1,677
Earnings allocated to participating
   securities                                            (6)              -                 (6)                -
Preferred stock dividends paid                           (1)             (1)                (3)               (3)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Earnings Applicable to Common Stock           $         229     $         6       $        452     $       1,674
                                              --- ------------- -- -------------- -- ------------- --- -------------


Diluted Earnings per Common Share
    Continuing operations                     $        0.16     $         -       $       0.31     $        0.07
    Discontinued operation                                -            0.01                  -              0.94
    Cumulative effect of change in
       accounting principle, net                          -               -                  -              0.18
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total                                         $        0.16     $         -       $       0.31     $        1.18
                                              --- ------------- -- -------------- -- ------------- --- -------------
Diluted weighted average common shares              1,438.1         1,412.0            1,437.3           1,413.5
                                              --- ------------- -- -------------- -- ------------- --- -------------


Basic Earnings per Common Share
    Continuing operations                     $        0.16     $         -       $       0.32     $        0.07
    Discontinued operation                                -            0.01                  -              0.94
    Cumulative effect of change in
       accounting principle, net                          -               -                  -              0.18
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total                                         $        0.16     $         -       $       0.32     $        1.19
                                              --- ------------- -- -------------- -- ------------- --- -------------
Basic weighted average common shares                1,426.5         1,412.0            1,425.4           1,409.8
                                              --- ------------- -- -------------- -- ------------- --- -------------

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(millions)
                                                          Quarters Ended                      Year-to-Date
                                                             June 30,                           June 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2004             2003              2004              2003
                                                  (as restated)    (as restated)     (as restated)     (as restated)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net Income                                    $      236        $         7       $       461      $      1,677
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income

   Unrealized holding gains on securities             26                 41                 5                40
   Income tax expense                                (10)               (15)               (2)              (15)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains on securities
   during the period                                  16                 26                 3                25

   Reclassification adjustment for gains on
     securities included in net income                 -                 (2)               (2)               (3)
   Income tax expense                                  -                  1                 1                 2
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income                              -                 (1)               (1)               (1)

Foreign currency translation adjustments               -                 (3)                -                (1)

   Unrealized losses on qualifying cash
     flow hedges                                     (20)               (28)               (3)              (30)
   Income tax benefit                                  7                 11                 1                12
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized losses on qualifying cash
   flow hedges during the period                     (13)               (17)               (2)              (18)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income                       3                  5                 -                 5
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income                          $      239        $        12       $       461      $      1,682
                                              --- ------------- -- -------------- -- ------------- --- -------------

























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions)
                                                                                          June 30,       December 31,
                                                                                            2004             2003
                                                                                       (as restated)
                                                                                        (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------
Assets
     Current assets
       Cash and equivalents                                                            $        2,378    $        2,424
       Accounts receivable, net of allowance for doubtful accounts of
          $287 and $276                                                                         2,999             2,876
       Inventories                                                                                754               582
       Prepaid expenses                                                                           326               279
       Other                                                                                      402               450
- -------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,859             6,611

     Gross property, plant and equipment                                                       54,467            53,994
     Accumulated depreciation                                                                 (28,288)          (26,893)
- -------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                         26,179            27,101

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       3,380             3,385
        Other intangibles                                                                          68                32
- -------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       7,849             7,818
        Accumulated amortization                                                                   (5)               (3)
- -------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         7,844             7,815

     Other assets                                                                                 993             1,148
- -------------------------------------------------------------------------------------------------------------------------

    Total                                                                              $       41,875    $       42,675
                                                                                      -----------------------------------





























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(millions, except per share data)
                                                                                          June 30,        December 31,
                                                                                            2004              2003
                                                                                        (as restated)
                                                                                         (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
     Current liabilities
       Current maturities of long-term debt                                             $       1,342    $         594
       Accounts payable                                                                         2,332            2,197
       Accrued interconnection costs                                                              486              503
       Accrued taxes                                                                              429              407
       Advance billings                                                                           608              572
       Accrued restructuring costs                                                                184              117
       Payroll and employee benefits                                                              429              683
       Accrued interest                                                                           358              378
       Other                                                                                      999            1,025
- -------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                7,167            6,476

     Noncurrent liabilities
       Long-term debt and capital lease obligations                                            15,702           16,841
       Equity unit notes                                                                          975            1,725
       Deferred income taxes                                                                    1,964            1,725
       Postretirement and other benefit obligations                                             1,357            1,572
       Other                                                                                    1,041              976
- -------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            21,039           22,839

     Redeemable preferred stock                                                                   247              247

     Shareholders' equity
       Common stock
         FON, par value $2.00 per share, 3,000.0 shares authorized, 1,427.1 and
            904.3 shares issued and outstanding                                                 2,854            1,809
         PCS, par value $1.00 per share, 4,000.0 shares authorized, 0 and 1,035.4
            shares issued and outstanding                                                           -            1,035
       Capital in excess of par or stated value                                                10,215           10,084
       Retained earnings                                                                        1,074              906
       Accumulated other comprehensive loss                                                      (721)            (721)
- -------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,422           13,113
- -------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      41,875    $      42,675
                                                                                      -----------------------------------

















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)
- ------------------------------------------------------------------ ----------------- ----------------------------------
Year-to-Date June 30,                                                                      2004             2003
                                                                                      (as restated)     (as restated)
- ------------------------------------------------------------------ ----------------- ----------------- ----------------
Operating Activities

Net income                                                                            $        461     $      1,677
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discontinued operation, net                                                                 -           (1,322)
     Cumulative effect of change in accounting principle, net                                    -             (258)
     Depreciation and amortization                                                           2,465            2,472
     Deferred income taxes                                                                     254              645
     Net losses on write-down of assets                                                          -              347
     Changes in assets and liabilities:
         Accounts receivable, net                                                             (123)              49
         Inventories and other current assets                                                 (239)              62
         Accounts payable and other current liabilities                                         76           (1,079)
         Noncurrent assets and liabilities, net                                               (100)             234
     Other, net                                                                                140              128
- ------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities of continuing operations                           2,934            2,955
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (1,676)          (1,479)
Investments in and loans to other affiliates, net                                               (5)             (12)
Investments in debt securities                                                                (116)               -
Proceeds from debt securities                                                                  195                -
Other, net                                                                                     (24)              77
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                              (1,626)          (1,414)
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from debt                                                                               -               44
Payments on debt                                                                            (1,112)          (1,903)
Proceeds from common stock issued                                                               45                3
Dividends paid                                                                                (295)            (228)
Other, net                                                                                       8               16
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by financing activities of continuing operations                              (1,354)          (2,068)
- ------------------------------------------------------------------------------------ --- ------------- -- -------------

- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                                -            2,231
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase (Decrease) in Cash and Equivalents                                                    (46)           1,704
Cash and Equivalents at Beginning of Period                                                  2,424            1,035
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      2,378     $      2,739
                                                                                     --- ------------- -- -------------












                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(millions)

- ------------------------------------------------------------------------------------------------------------------------
                                        FON        PCS        Excess of      Retained         Other
                                       Common     Common        Par or       Earnings     Comprehensive       Total
 Year-to-Date June 30, 2004            Stock       Stock     Stated Value  (as restated)       Loss       (as restated)
- ------------------------------------------------------------------------------------------------------------------------
Beginning 2004 balance            $     1,809  $     1,035 $     10,084   $    906     $      (721)     $    13,113
Net income                                  -            -            -        461               -              461
Common stock dividends                      -            -            -       (292)              -             (292)
Preferred stock dividends                   -            -           (3)        -                -               (3)
FON Series 1 common stock issued            8            -           52         -                -               60
PCS Series 1 common stock issued            -            2            7         -                -                9
Stock-based compensation expense            -            -           68         -                -               68
Conversion of PCS common stock
   into FON common stock                1,037       (1,037)           -         -                -                -
Other, net                                  -            -            7         (1)              -                6
- ------------------------------------------------------------------------------------------------------------------------

June 30, 2004 balance             $     2,854  $         - $     10,215   $  1,074     $      (721)     $    13,422
                                  --------------------------------------------------------------------------------------


Shares Outstanding
- ------------------------------------------------------------
Beginning 2004 balance                  904.3      1,035.4
FON Series 1 common stock issued          4.3           -
PCS Series 1 common stock issued          -            1.6
Conversion of PCS common stock
   into FON common stock                518.5     (1,037.0)
- ------------------------------------------------------------

June 30, 2004 balance                 1,427.1           -
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

                                                           Quarter Ended                    Year-to-Date
                                                   ------------------------------   ------------------------------
                                                      FON              PCS              FON              PCS
Periods Ended June 30, 2003                          Group            Group            Group            Group
- -----------------------------------------------    ------------------------------   ------------------------------
                                                            (as restated)                   (as restated)

                                                             (millions, except earnings per share data)
Income (Loss) from Continuing Operations           $       90      $       (92)     $      369      $      (272)
Discontinued operation, net                                 9                -           1,322                -
Cumulative effect of change in accounting
   principle, net                                           -                -             258                -
                                                   -------------   --------------   -------------   --------------
Net Income (Loss)                                          99              (92)          1,949             (272)
Preferred stock dividends (paid) received                   2               (3)              4               (7)
                                                   -------------   --------------   -------------   --------------
Earnings (Loss) Applicable to Common Stock         $      101      $       (95)     $    1,953      $      (279)
                                                   -------------   --------------   -------------   --------------

Diluted Earnings (Loss) per Common Share(1)
   Continuing operations                           $     0.10      $     (0.09)     $     0.41      $     (0.27)
   Discontinued operation                                0.01                -            1.47                -
   Cumulative effect of change in accounting
     principle, net                                         -                -            0.29                -
                                                   -------------   --------------   -------------   --------------
Total                                              $     0.11      $     (0.09)     $     2.17      $     (0.27)
                                                   -------------   --------------   -------------   --------------
Diluted weighted average common shares                  901.7           1,024.3           900.2          1,023.2
                                                   -------------   --------------   -------------   --------------
Basic Earnings (Loss) per Common Share
   Continuing operations                           $     0.10      $     (0.09)         $ 0.42          $ (0.27)
   Discontinued operation                                0.01                -            1.47                -
   Cumulative effect of change in accounting
     principle, net                                         -                -            0.29                -
                                                   -------------   --------------   -------------   --------------
Total                                              $     0.11      $     (0.09)         $ 2.17          $ (0.27)
                                                   -------------   --------------   -------------   --------------
Basic weighted average common shares                    899.9           1,024.3           898.2          1,023.2
                                                   -------------   --------------   -------------   --------------


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

The impacts of this restatement on the financial statements for the quarters and year-to-date periods ended June 30, 2004 and 2003 are summarized below (in millions, except per share information):


Statement of Operations Data:                  Quarter                                   Year-to-Date
                                   --------------------------------------    --------------------------------------
                                    Previously                    As          Previously                    As
   Periods Ended June 30, 2004       Reported     Adjustment   Restated        Reported    Adjustment    Restated
                                   --------------------------------------    --------------------------------------

   Operating income                $     707   $       11   $      718       $   1,421   $      21    $    1,442
   Interest expense                      310            6          316             630          12           642
   Income from continuing
     operations                          233            3          236             455           6           461
   Net income                            233            3          236             455           6           461
   Diluted earnings per common
     share(1)                           0.16            -         0.16            0.31           -          0.31
   Basic earnings per common
     share(1)                           0.16            -         0.16            0.31        0.01          0.32


Statement of Cash Flows Data:         Six Months Ended June 30, 2004
                                   --------------------------------------
                                   Previously                    As
                                    Reported     Adjustment   Restated
                                   --------------------------------------
   Net cash provided by operating
     activities of continuing      $   2,946   $      (12)  $    2,934
     operations
   Capital expenditures                1,688          (12)       1,676
   Decrease in Cash and                  (46)           -          (46)
     Equivalents

Balance Sheet Data:                          As of June 30, 2004
                                   --------------------------------------
                                    Previously                    As
                                     Reported     Adjustment   Restated
                                   --------------------------------------
   Total shareholder's equity       $  13,527   $     (105)  $   13,422


Statement of Operations Data:                 Quarter                                    Year-to-Date
                                   --------------------------------------    --------------------------------------
                                    Previously                    As          Previously                    As
   Periods Ended June 30, 2003       Reported     Adjustment   Restated        Reported    Adjustment    Restated
                                   --------------------------------------    --------------------------------------
   Operating income                $     370   $        8   $      378       $     974   $      16    $      990
   Interest expense                      351            7          358             717          13           730
   Income (loss) from continuing
     operations                           (2)           -           (2)             95           2            97
   Net income                              7            -            7           1,675           2         1,677
   Diluted earnings per common
     share(1)                               -           -            -            1.18           -          1.18
   Basic earnings per common
     share(1)                               -           -            -            1.19           -          1.19



Statement of Cash Flows Data:         Six Months Ended June 30, 2003
                                   --------------------------------------
                                    Previously                    As
                                     Reported     Adjustment   Restated
                                   --------------------------------------

   Net cash provided by operating
     activities of continuing      $   2,968   $      (13)  $    2,955
     operations
   Capital expenditures                1,492          (13)       1,479
   Increase in Cash and                1,704            -        1,704
     Equivalents

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


Following are the impacts of the restatements on previously reported information for the FON Group and the PCS Group:

                                                    Quarter                               Year-to-Date
                                   --------------------------------------    --------------------------------------
                                    Previously                    As          Previously                    As
   Periods Ended June 30, 2003       Reported     Adjustment   Restated        Reported    Adjustment    Restated
                                   --------------------------------------    --------------------------------------

   FON Net income                  $      99   $        -   $       99       $   1,949   $       -    $    1,949
   Diluted earnings per FON
     common share                       0.11            -         0.11            2.17           -          2.17
   Basic earnings per FON common
     share                              0.11            -         0.11            2.17           -          2.17
   PCS Net loss                          (92)           -          (92)           (274)          2          (272)
   Diluted and Basic loss per
     PCS common share                  (0.09)           -        (0.09)          (0.27)          -         (0.27)



- --------------------------------------------------------------------------------
4.  Investments
- --------------------------------------------------------------------------------

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

At June 30, 2004, Sprint held 18.9 million shares of EarthLink common stock, which were reflected in "Other assets" on the Consolidated Balance Sheets. These shares were hedged with variable prepaid forward contracts, maturing from November 2004 to November 2005. See Note 13 for additional information.

Equity Method Investments

At June 30, 2004 and at December 31, 2003, investments accounted for using the equity method consisted primarily of Sprint's investment in Virgin Mobile, USA, LLC (Virgin Mobile USA). These investments were reflected in "Other assets" on the Consolidated Balance Sheets. Certain other equity method investments were carried at zero value.

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

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                                      Quarters Ended                      Year-to-Date
                                                         June 30,                           June 30,
                                           -- ------------------------------- --- ------------------------------
                                                  2004              2003              2004             2003
- ------------------------------------------ -- ------------- --- ------------- --- ------------- -- -------------
                                                                        (millions)
Results of operations
   Net operating revenues                  $       294       $       184       $       589      $       347
                                           -- ------------- --- ------------- --- ------------- -- -------------
   Operating loss                          $       (26)      $       (32)      $       (56)     $       (54)
                                           -- ------------- --- ------------- --- ------------- -- -------------
   Net loss                                $       (37)      $       (19)      $       (83)     $       (51)
                                           -- ------------- --- ------------- --- ------------- -- -------------

Equity in net losses of affiliates         $       (11)      $       (10)      $       (23)     $       (28)
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

The 2004 activity is summarized as follows:

- -------------------------------------- -- ------------------- --- ----------------------------- -- -----------------
                                                                         2004 Activity
                                                                  -----------------------------
                                           December 31, 2003       Restructuring       Cash          June 30, 2004
                                           Liability Balance          Charge         Payments      Liability Balance
- -------------------------------------- -- ------------------- --- ------------- --- ----------- -- -----------------
                                                                           (millions)
Restructuring Events:

   Organizational Realignment
     Severance                                   54                    67              43                 78

   PCS Billing Platform Termination
     Other exit costs                            12                     -              10                  2

   Web Hosting Wind-down
     Severance                                    6                     -               2                  4
     Other exit costs                            45                    59               4                100
- -------------------------------------- -- ------------------- --- ------------- --- ----------- -- -----------------

Total                                  $        117            $      126        $     59       $        184
                                       -- ------------------- --- ------------- --- ----------- -- -----------------

Other Asset Impairments

In the 2003 first quarter, Sprint recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

- --------------------------------------------------------------------------------
7. Equity Unit Notes
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
8.  Earnings Per Share
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
9.  Stock-based Compensation
- --------------------------------------------------------------------------------

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

                                                              Quarters Ended                 Year-to-Date
                                                                 June 30,                      June 30,
                                                     -- ----------- -- ------------ - ------------ - ------------
                                                            2004           2003           2004           2003
                                                            (as            (as            (as            (as
                                                          restated)       restated)     restated)      restated)
- ---------------------------------------------------- -- ----------- -- ------------ - ------------ - ------------
                                                                  (millions, except per share data)
Net income, as reported                              $       236    $         7     $      461     $     1,677
 Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                30             15             43              15
 Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                   (37)           (59)           (65)            (93)
- ---------------------------------------------------- -- ----------- -- ------------ - ------------ - ------------

Pro forma net income (loss)                          $       229    $       (37)    $      439     $     1,599
                                                     -- ----------- -- ------------ - ------------ - ------------

Earnings (loss) per common share:
   Basic - as reported                               $      0.16    $      -        $    0.32      $      1.19
                                                     -- ----------- -- ------------ - ------------ - ------------
   Basic - pro forma                                 $      0.16    $     (0.03)    $    0.30      $      1.13
                                                     -- ----------- -- ------------ - ------------ - ------------

   Diluted - as reported                             $      0.16    $      -        $    0.31      $      1.18
                                                     -- ----------- -- ------------ - ------------ - ------------
   Diluted - pro forma                               $      0.16    $     (0.03)    $    0.31      $      1.13
                                                     -- ----------- -- ------------ - ------------ - ------------

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

- --------------------------------------------------------------------------------
10.  Employee Benefit Information
- --------------------------------------------------------------------------------

The net periodic benefit cost consisted of the following:

                                                         Pension Benefits            Other Postretirement
                                                                                           Benefits
                                                    ---------------------------   ---------------------------
                                                          Quarters Ended                Quarters Ended
                                                             June 30,                      June 30,
                                                    ---------------------------------------------------------
                                                       2004           2003           2004           2003
- -------------------------------------------------------------------------------------------------------------

  Service cost                                   $        35    $        32    $         3    $          4
  Interest cost                                           62             59             15              16
  Expected return on plan assets                         (76)           (69)             -               -
  Amortization of transition (asset) obligation            -             (1)            (1)              -
  Amortization of prior service cost                       4              4            (12)            (11)
  Amortization of net loss                                21              8              9               7
- -------------------------------------------------------------------------------------------------------------
  Net benefit expense                            $        46    $        33    $        14    $         16
                                                 ------------------------------------------------------------


                                                         Pension Benefits            Other Postretirement
                                                                                           Benefits
                                                    ---------------------------   ---------------------------
                                                           Year-to-Date                  Year-to-Date
                                                             June 30,                      June 30,
                                                    ---------------------------------------------------------
                                                       2004           2003           2004           2003
- -------------------------------------------------------------------------------------------------------------

  Service cost                                   $        71    $        64    $         7    $          8
  Interest cost                                          124            117             30              32
  Expected return on plan assets                        (152)          (138)            (1)             (1)
  Amortization of transition (asset) obligation           (1)            (2)            (1)              -
  Amortization of prior service cost                       8              8            (24)            (22)
  Amortization of net loss                                42             16             17              15
- -------------------------------------------------------------------------------------------------------------
  Net benefit expense                            $        92    $        65    $        28    $         32
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

- --------------------------------------------------------------------------------
11.  Litigation, Claims and Assessments
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
12. Income Taxes
- --------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

                                                                                    Year-to-Date
                                                                                      June 30,
                                                                         -----------------------------------
                                                                                2004               2003
                                                                            (as restated)      (as restated)
           ------------------------------------------------------------- -- -------------- --- -------------
                                                                                     (millions)
           Income tax expense at the federal statutory rate              $       263       $         56
           Effect of:
              State income taxes, net of federal income tax effect                20                  8
              Other, net                                                           6                 (2)
           ------------------------------------------------------------- -- -------------- --- -------------

           Income tax expense                                            $       289       $         62
                                                                         -- -------------- --- -------------

           Effective income tax rate                                            38.5%             39.0%
                                                                         -- -------------- --- -------------


- --------------------------------------------------------------------------------
13.  Accounting for Derivative Instruments
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
14.  Discontinued Operation
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
15.  Other Financial Information
- --------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's net cash paid for interest and income taxes was as follows:

                                                                                 Year-to-Date
                                                                                   June 30,
                                                                      -- ------------- -- -------------
                                                                             2004              2003
                                                                        (as restated)      (as restated)
                   --------------------------------------------------- -- ------------- -- -------------
                                                                                 (millions)
                  Interest (net of capitalized interest)              $      655       $      742
                                                                      -- ------------- -- -------------
                  Income taxes                                        $        2       $       94
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
                                                                      -- ------------- -- -------------



- --------------------------------------------------------------------------------
16.  Segment Information
- --------------------------------------------------------------------------------

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

Segment financial information was as follows:

- -----------------------------------------------------------------------------------------------------------------
                                                                                    Corporate
Quarters Ended            Wireless                        Long                         and         Consolidated
June 30,                (as restated)      Local        Distance      Other(1)    Eliminations(2)  (as restated)
- -----------------------------------------------------------------------------------------------------------------
                                                             (millions)
2004
Net operating revenues  $   3,614      $   1,510     $    1,873     $     225    $    (353)      $     6,869
Affiliated revenues             2             53            166           132         (353)                -
Operating income (loss)       418            445           (139)           (3)          (3)              718

2003
Net operating revenues  $   3,096      $   1,526     $    2,005     $     210    $    (374)      $     6,463
Affiliated revenues             2             66            170           136         (374)                -
Operating income (loss)       269            453           (333)           (6)          (5)              378
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
                                                                                    Corporate
Year-to-Date              Wireless                        Long                         and         Consolidated
June 30,                (as restated)      Local        Distance      Other(1)    Eliminations(2)  (as restated)
- -----------------------------------------------------------------------------------------------------------------
                                                              (millions)
2004
Net operating revenues  $   7,051      $   3,016     $    3,785     $     421    $    (697)      $    13,576
Affiliated revenues             6            109            335           247         (697)                -
Operating income (loss)       695            891           (128)          (11)          (5)            1,442

2003
Net operating revenues  $   6,043      $   3,058     $    4,051     $     397    $    (747)      $    12,802
Affiliated revenues             5            118            363           261         (747)                -
Operating income (loss)       427            915           (329)          (16)          (7)              990
- -----------------------------------------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 14 for additional information.

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

Net operating revenues by product and services were as follows:

- ----------------------------------------------------------------------------------------------------------------------

Quarters Ended                                                     Long
June 30,                               Wireless      Local       Distance    Other(1)  Eliminations(2)(3) Consolidated
- ----------------------------------------------------------------------------------------------------------------------
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
                                     ----------------------------------------------------------------------------------



- ----------------------------------------------------------------------------------------------------------------------

Year-to-Date                                                       Long
June 30,                               Wireless      Local       Distance    Other(1)  Eliminations(2)(3) Consolidated
- ----------------------------------------------------------------------------------------------------------------------
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
                                     ----------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 14 for additional information.

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


- --------------------------------------------------------------------------------
17.  Recently Issued Accounting Pronouncements
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
Results of Operations
- --------------------------------------------------------------------------------

Consolidated

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004               2003
                                                  (as restated)    (as restated)     (as restated)      (as restated)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Net operating revenues                        $     6,869       $    6,463        $    13,576      $     12,802
                                              --- ------------- -- -------------- -- ------------- --- -------------

Income (Loss) from continuing operations      $       236       $       (2)       $       461      $         97
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues increased 6% in both the 2004 second quarter and the 2004 year-to-date period compared to the same 2003 periods reflecting growth in Wireless revenues partially offset by declining Long distance and Local revenues.

Income from continuing operations increased to $236 million in the 2004 second quarter and $461 million in the 2004 year-to-date period and includes the after-tax impacts of the items discussed below.

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

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                     2004             2003                 $               %
 (millions)                                     (as restated)    (as restated)
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Service                                     $    3,102       $    2,803        $       299            10.7%
   Equipment                                          388              237                151            63.7%
   Wholesale, affiliate and other                     124               56                 68             NM
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                        3,614            3,096                518            16.7%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,733            1,521                212            13.9%
   Selling, general and administrative                811              697                114            16.4%
   Depreciation and amortization                      640              609                 31             5.1%
   Restructuring and asset impairment                  12                -                 12             NM
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                            3,196            2,827                369            13.1%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      418       $      269        $       149            55.4%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $      661       $      526        $       135            25.7%
                                               -- ------------- -- -------------- -- -------------

NM = Not meaningful

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
                                                    2004             2003                 $               %
 (millions)                                     (as restated)    (as restated)
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Service                                     $    6,041       $    5,409        $       632            11.7%
   Equipment                                          765              505                260            51.5%
   Wholesale, affiliate and other                     245              129                116            90.0%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                        7,051            6,043              1,008            16.7%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   3,477            2,969                508            17.1%
   Selling, general and administrative              1,579            1,428                151            10.6%
   Depreciation and amortization                    1,284            1,209                 75             6.2%
   Restructuring and asset impairment                  16               10                  6            60.0%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                            6,356            5,616                740            13.2%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      695       $      427        $       268            62.8%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $    1,067       $      707        $       360            50.9%
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

Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Direct subscribers (millions)                          16.9             15.3              16.9              15.3
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          62     $         62      $         62     $          60
                                              --- ------------- -- -------------- -- ------------- --- -------------
Subscriber churn rate                                   2.3%             2.4%              2.6%              2.8%
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

Depreciation expense increased 5% in the 2004 second quarter and 6% in the 2004 year-to-date period from the same 2003 periods due to an increase in the network asset investment during 2003 and the 2004 year-to-date period. Depreciation expense was 17.7% of net operating revenues in the 2004 second quarter and 18.2% in the 2004 year-to-date period compared to 19.7% and 20.0% for the same 2003 periods.

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

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- --------------------------------------------- ----------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                      $      1,136      $     1,165       $       (29)           (2.5)%
   Data                                                205              176                29            16.5%
   Other                                               169              185               (16)           (8.6)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,510            1,526               (16)           (1.0)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      462              489               (27)           (5.5)%
   Selling, general and administrative                 329              313                16             5.1%
   Depreciation and amortization                       271              271                 -             NM
   Restructuring                                         3                -                 3             NM
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,065            1,073                (8)           (0.7)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        445      $       453       $        (8)           (1.8)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.5%            29.7%
                                              --- ------------- -- --------------

Capital expenditures                          $        247      $       289       $       (42)          (14.5)%
                                              --- ------------- -- -------------- -- -------------


NM = Not meaningful


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                              -----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- --------------------------------------------- ----------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                      $      2,283      $     2,348       $       (65)           (2.8)%
   Data                                                400              349                51            14.6%
   Other                                               333              361               (28)           (7.8)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         3,016            3,058               (42)           (1.4)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      913              976               (63)           (6.5)%
   Selling, general and administrative                 656              631                25             4.0%
   Depreciation and amortization                       539              536                 3             0.6%
   Restructuring                                        17                -                17             NM
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             2,125            2,143               (18)           (0.8)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        891      $       915       $       (24)           (2.6)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      29.5%            29.9%
                                              --- ------------- -- --------------

Capital expenditures                          $        456      $       570       $      (114)          (20.0)%
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

Long distance also includes the operating results of the wireless high speed data and cable TV service operations of the broadband wireless companies using Multichannel Multipoint Distribution Services (MMDS) technology. Sprint is focusing its future efforts in the use of MMDS technology on a broad range of alternative strategies. Sprint is continuing to optimize its spectrum portfolio, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                       $     1,164      $     1,244       $       (80)          (6.4)%
   Data                                                438              466               (28)          (6.0)%
   Internet                                            214              245               (31)         (12.7)%
   Other                                                57               50                 7           14.0%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         1,873            2,005              (132)          (6.6)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,095            1,064                31            2.9%
   Selling, general and administrative                 515              563               (48)          (8.5)%
   Depreciation and amortization                       321              363               (42)         (11.6)%
   Restructuring and asset impairment                   81              348              (267)         (76.7)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             2,012            2,338              (326)         (13.9)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (139)     $      (333)      $       194           58.3%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                                $   64      $        94            $  (30)         (31.9)%
                                               -- ------------- -- -------------- -- -------------




                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                           June 30,                             Variance
                                               ----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                       $     2,350      $     2,537       $      (187)          (7.4)%
   Data                                                890              928               (38)          (4.1)%
   Internet                                            437              488               (51)         (10.5)%
   Other                                               108               98                10           10.2%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         3,785            4,051              (266)          (6.6)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    2,148            2,170               (22)          (1.0)%
   Selling, general and administrative               1,031            1,138              (107)          (9.4)%
   Depreciation and amortization                       641              724               (83)         (11.5)%
   Restructuring and asset impairment                   93              348              (255)         (73.3)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             3,913            4,380              (467)         (10.7)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $      (128)     $      (329)      $       201           61.1%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                                $  120      $       155            $  (35)         (22.6)%
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

- --------------------------------------------------------------------------------
Nonoperating Items
- --------------------------------------------------------------------------------

Interest Expense

Interest expense decreased $42 million in the 2004 second quarter and $88 million in the 2004 year-to-date period compared to the same periods a year ago. These decreases are primarily due to reductions in Sprint's outstanding debt.

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

Other, net

Other, net consisted of the following:

                                                        Quarters Ended                      Year-to-Date
                                                           June 30,                           June 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $         8       $        7        $        17      $         21
Equity in net losses of affiliates                    (10)             (10)               (22)              (28)
Amortization of debt costs                            (15)              (8)               (21)              (15)
Royalties                                               3                4                  7                 7
Litigation settlement                                   -                -                  -               (50)
Losses on sales of investments                          -               (3)                 -                (3)
Tracking stock recombination
   advisory fees                                        -                -                (15)                -
Other, net                                             10              (11)                 4               (14)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $        (4)      $      (21)       $       (30)     $        (82)
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

Income Taxes

See Note 12 of Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

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

- --------------------------------------------------------------------------------
Financial Condition
- --------------------------------------------------------------------------------

Sprint's consolidated assets of $41.9 billion decreased $800 million in the 2004 year-to-date period. Cash and equivalents decreased $46 million as capital expenditures, early retirement of equity unit notes and dividend payments slightly exceeded operating cash flows. Inventories increased $172 million as several new wireless handset models were launched in the 2004 second quarter. Net property, plant, and equipment decreased $922 million, as capital expenditures were more than offset by depreciation expense in the 2004 year-to-date period.

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

Operating Activities

Sprint's operating cash flows of $2.9 billion decreased $21 million in the 2004 year-to-date period from the same 2003 period. The 2004 decrease was mainly due to a $300 million contribution to the pension trust in the 2004 first quarter, partially offset by growth in Wireless.

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

                                                                         PART I.
                                                                          Item 4

Item 4.  Controls and Procedures

In response to adoption of the Sarbanes-Oxley Act of 2002, Sprint formalized its disclosure controls and procedures. In connection with the preparation of the Form 10-Q and as of June 30, 2004, Sprint's Chief Executive Officer and Chief Financial Officer directed Sprint's internal auditors to update their review of the effectiveness of these disclosure controls and procedures and report their conclusions. The Chief Executive Officer and Chief Financial Officer also met with other members of management, as well as members of the financial accounting and legal departments, to discuss and evaluate Sprint's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions and the report of the internal auditors, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2004 and enabled Sprint to disclose all material financial and non-financial information affecting its businesses as required by the rules governing this report. No changes were made in Sprint's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Sprint's internal controls over financial reporting.

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


         Issuer Purchases of Equity Securities

                                       --- ---------------- --- ----------------- -- ------------- -----------------
                                                                                     Total Number    Maximum Number
                                                                                       of Shares    (or Approximate
                                                                                       Purchased      Dollar Value)
                                                                                      as Part of     of Shares that
                                                                                       Publicly         May Yet Be
                                            Total Number         Average Price         Announced      Purchased Under
         Period                               of Shares               Paid             Plans or        the Plans or
                                           Purchased(1),(2)     Per Share(3),(4)       Programs         Programs
                                       --- ---------------- --- ----------------- -- ------------- -----------------

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

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 1.87 and 1.85 in the 2004 second quarter and year-to-date period compared to 1.17 in the 2003 year-to-date period. In the 2003 second quarter, earnings were inadequate to cover fixed charges by $4 million. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

           (3) Articles of Incorporation and Bylaws:

                  (a) Restated Articles of Incorporation, dated as of December 9, 2003 (filed as Exhibit 3(a) to Amendment No. 1 to Sprint Corporation's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and incorporated herein by reference).

                  (b) Certificate of Designation, Preferences and Rights of Preferred Stock-Sixth Series, dated as of April 23, 2004 (filed as Exhibit 3(b) to Amendment No. 1 to Sprint Corporation's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and incorporated herein by reference).

                  (c) Certificate of Elimination of Designations of Preferred Stock-Eighth Series,dated as of April 23, 2004 (filed as Exhibit 3(c) to Amendment No. 1 to Sprint Corporation's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and incorporated herein by reference).

                  (d) Amended and Restated Bylaws (filed as Exhibit 3(d) to Amendment No. 1 to Sprint Corporation's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and incorporated herein by reference).

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

           (10)   Material Agreements

                  (a) 364-Day Credit Agreement, dated as of June 22, 2004, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, JPMorgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS Loan Finance LLC, as documentation agents.*

           (12)   Computation of Ratios of Earnings to Fixed Charges

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

*Previously filed on Form 10-Q.

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