Form 10-Q
period 2004-09-30
SPRINT CORP
filed 2004-11-09
CIK 101830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2004
                               -------------------------------------------------

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

                               SPRINT CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               KANSAS                                       48-0457967
- --------------------------------------      ------------------------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       Identification No.)


P.O. Box 7997, Shawnee Mission, Kansas                      66207-0997
- --------------------------------------      ------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (913) 624-3000
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

Yes    X          No
   -----------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X          No
   -----------      -------

                              COMMON SHARES OUTSTANDING AT October 31, 2004:
                                  FON COMMON STOCK
                                       Series 1               1,385,221,790
                                       Series 2                  85,745,926


TABLE OF CONTENTS
                                                                                                        Page
                                                                                                     Reference
Part I - Financial Information

             Item 1.  Sprint Corporation Financial Statements

                      Consolidated Financial Statements
                      Consolidated Statements of Operations                                              1
                      Consolidated Statements of Comprehensive Income (Loss)                             2
                      Consolidated Balance Sheets                                                        3
                      Consolidated Statements of Cash Flows                                              5
                      Consolidated Statement of Shareholders' Equity                                     6
                      Condensed Notes to Consolidated Financial Statements                               7

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            24

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         42

             Item 4.  Controls and Procedures                                                            43

Part II - Other Information

             Item 1.  Legal Proceedings                                                                  44

             Item 2.  Changes in Securities                                                              44

             Item 3.  Defaults Upon Senior Securities                                                    45

             Item 4.  Submission of Matters to a Vote of Security Holders                                45

             Item 5.  Other Information                                                                  46

             Item 6.  Exhibits                                                                           46

Signature                                                                                                48

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

         (b) Certification of Chief Financial Officer Pursuant to 18
             U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                                                                                            Part I.
                                                                                                            Item 1.

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)
                                                          Quarters Ended                      Year-to-Date
                                                          September 30,                      September 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2004             2003              2004              2003
                                                                   (as restated)                       (as restated)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Operating Revenues                        $       6,922     $     6,714       $     20,498     $      19,516
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Expenses
   Costs of services and products                     3,190           3,034              9,415             8,766
   Selling, general and administrative                1,666           1,644              4,984             4,894
   Depreciation and amortization                      1,222           1,243              3,687             3,715
   Restructuring and asset impairments                3,559           1,223              3,685             1,581
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

   Total operating expenses                           9,637           7,144             21,771            18,956
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Operating Income (Loss)                              (2,715)           (430)            (1,273)              560

Interest expense                                       (305)           (341)              (947)           (1,071)
Premium on early retirement of debt                     (38)             (2)               (58)              (21)
Other income (expense), net                              13               4                (17)              (78)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss from continuing operations before
   income taxes                                      (3,045)           (769)            (2,295)             (610)
Income tax benefit                                    1,135             273                846               211
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss from Continuing Operations                      (1,910)           (496)            (1,449)             (399)
Discontinued operation, net                               -              (1)                 -             1,321
Cumulative effect of change in accounting
   principle, net                                         -               -                  -               258
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                                    (1,910)           (497)            (1,449)            1,180
Earnings allocated to participating
   securities                                            (3)              -                 (9)                -
Preferred stock dividends paid                           (2)             (2)                (5)               (5)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Earnings (Loss) Applicable to Common Stock
                                              $      (1,915)    $      (499)      $     (1,463)    $       1,175
                                              --- ------------- -- -------------- -- ------------- --- -------------


Diluted Earnings(Loss) per Common Share
    Continuing operations                     $       (1.32)    $     (0.35)      $      (1.02)    $       (0.29)
    Discontinued operation                                -               -                  -              0.93
    Cumulative effect of change in
       accounting principle, net                          -               -                  -              0.18
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total                                         $       (1.32)    $     (0.35)      $      (1.02)    $        0.83
                                              --- ------------- -- -------------- -- ------------- --- -------------
Diluted weighted average common shares              1,450.6         1,419.6            1,433.8           1,413.1
                                              --- ------------- -- -------------- -- ------------- --- -------------


Basic Earnings (Loss) per Common Share
    Continuing operations                     $       (1.32)    $     (0.35)      $      (1.02)    $       (0.29)
    Discontinued operation                                -               -                  -              0.93
    Cumulative effect of change in
       accounting principle, net                          -               -                  -              0.18
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Total                                         $       (1.32)    $     (0.35)      $      (1.02)    $        0.83
                                              --- ------------- -- -------------- -- ------------- --- -------------
Basic weighted average common shares                1,450.6         1,419.6            1,433.8           1,413.1
                                              --- ------------- -- -------------- -- ------------- --- -------------

                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss) (Unaudited)
(millions)
                                                          Quarters Ended                      Year-to-Date
                                                          September 30,                      September 30,
                                              --- ------------------------------- -- -------------------------------
                                                      2004             2003              2004              2003
                                                                   (as restated)                       (as restated)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Net Income (Loss)                             $   (1,910)       $      (497)      $    (1,449)     $      1,180
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Other Comprehensive Income (Loss)

   Unrealized holding gains on securities             14                  4                19                44
   Income tax expense                                 (4)                (2)               (6)              (17)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized holding gains on securities
   during the period                                  10                  2                13                27


   Reclassification adjustment for gains on
     securities included in net income
     (loss)                                            -                 (3)               (2)               (6)
   Income tax benefit                                  -                  1                 1                 3
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net reclassification adjustment for gains
   included in net income                              -                 (2)               (1)               (3)

   Foreign currency translation adjustments
                                                      24                  -                24                (1)
   Income tax expense                                 (9)                 -                (9)                -
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net foreign currency translation adjustment
                                                      15                  -                15                (1)

   Unrealized losses on qualifying cash
     flow hedges                                       -                 (4)               (3)              (34)
   Income tax benefit                                  -                  1                 1                13
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Net unrealized losses on qualifying cash
   flow hedges during the period                       -                 (3)               (2)              (21)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total other comprehensive income (loss)               25                 (3)               25                 2
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Comprehensive Income (Loss)                   $   (1,885)       $      (500)      $    (1,424)     $      1,182
                                              --- ------------- -- -------------- -- ------------- --- -------------


















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions)
                                                                                       September 30,     December 31,
                                                                                            2004             2003
                                                                                        (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------

Assets
     Current assets
       Cash and equivalents                                                            $        4,016    $        2,424
       Accounts receivable, net of allowance for doubtful accounts of
          $271 and $276                                                                         3,207             2,876
       Inventories                                                                                691               582
       Prepaid expenses                                                                           300               279
       Other                                                                                      414               450
- -------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                     8,628             6,611

     Gross property, plant and equipment                                                       42,949            53,994
     Accumulated depreciation                                                                 (20,590)          (26,893)
- -------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                         22,359            27,101

     Intangibles
        Goodwill                                                                                4,401             4,401
        Spectrum licenses                                                                       3,386             3,385
        Other intangibles                                                                          69                32
- -------------------------------------------------------------------------------------------------------------------------
        Total intangibles                                                                       7,856             7,818
        Accumulated amortization                                                                   (8)               (3)
- -------------------------------------------------------------------------------------------------------------------------
        Net intangibles                                                                         7,848             7,815

     Other assets                                                                                 944             1,148
- -------------------------------------------------------------------------------------------------------------------------


    Total                                                                              $       39,779    $       42,675
                                                                                      -----------------------------------





























                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(millions, except per share data)
                                                                                        September 30,     December 31,
                                                                                            2004              2003
                                                                                         (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Current liabilities
       Current maturities of long-term debt                                             $       1,414    $         594
       Accounts payable                                                                         2,176            2,197
       Accrued interconnection costs                                                              445              503
       Accrued taxes                                                                              466              407
       Advance billings                                                                           626              572
       Accrued restructuring costs                                                                160              117
       Payroll and employee benefits                                                              416              683
       Accrued interest                                                                           276              378
       Other                                                                                    1,014            1,025
- -------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                6,993            6,476

     Noncurrent liabilities
        Long-term debt and capital lease obligations                                           16,038           16,841
        Equity unit notes                                                                           -            1,725
       Deferred income taxes                                                                      857            1,725
       Postretirement and other benefit obligations                                             1,397            1,572
       Other                                                                                    1,070              976
- -------------------------------------------------------------------------------------------------------------------------
       Total noncurrent liabilities                                                            19,362           22,839

     Redeemable preferred stock                                                                   247              247

     Shareholders' equity
       Common stock
         FON, par value $2.00 per share, 3,000.0 shares authorized, 1,470.3 and
            904.3 shares issued and outstanding                                                 2,941            1,809
         PCS, par value $1.00 per share, 4,000.0 shares authorized, 0 and 1,035.4
            shares issued and outstanding                                                           -            1,035
       Capital in excess of par or stated value                                                11,956           10,084
       Retained earnings (deficit)                                                             (1,024)             906
       Accumulated other comprehensive loss                                                      (696)            (721)
- -------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                              13,177           13,113
- -------------------------------------------------------------------------------------------------------------------------

    Total                                                                               $      39,779    $      42,675
                                                                                      -----------------------------------


















                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)
- ------------------------------------------------------------------ ----------------- ----------------------------------
Year-to-Date September 30,                                                                 2004             2003
                                                                                                        (as restated)
- ------------------------------------------------------------------ ----------------- ----------------- ----------------

Operating Activities

Net income (loss)                                                                     $     (1,449)    $      1,180
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Discontinued operation, net                                                                 -           (1,321)
     Cumulative effect of change in accounting principle, net                                    -             (258)
     Depreciation and amortization                                                           3,687            3,715
     Deferred income taxes                                                                    (879)             442
     Net losses on write-down of assets                                                      3,540            1,568
     Changes in assets and liabilities:
         Accounts receivable, net                                                             (331)              44
         Inventories and other current assets                                                 (153)             174
         Accounts payable and other current liabilities                                       (138)          (1,226)
         Noncurrent assets and liabilities, net                                                 (2)            (148)
     Other, net                                                                                251              190
- ------------------------------------------------------------------------------------ --- ------------- -- -------------
Net cash provided by operating activities of continuing operations                           4,526            4,360
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Investing Activities

Capital expenditures                                                                        (2,642)          (2,333)
Investments in debt securities                                                                (121)               -
Proceeds from debt securities                                                                  237              (91)
Other, net                                                                                     (26)              65
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by investing activities of continuing operations                              (2,552)          (2,359)
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Financing Activities

Proceeds from debt                                                                               -               44
Payments on debt                                                                            (1,685)          (2,386)
Proceeds from common stock issued                                                            1,802                6
Dividends paid                                                                                (485)            (343)
Other, net                                                                                     (14)              14
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Net cash used by financing activities of continuing operations                                (382)          (2,665)
- ------------------------------------------------------------------------------------ --- ------------- -- -------------

- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------
Cash from discontinued operations                                                                -            2,230
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Increase in Cash and Equivalents                                                             1,592            1,566
Cash and Equivalents at Beginning of Period                                                  2,424            1,035
- ------------------------------------------------------------------ --- ------------- --- ------------- -- -------------

Cash and Equivalents at End of Period                                                 $      4,016     $      2,601
                                                                                     --- ------------- -- -------------











                          See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).



SPRINT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(millions)
Year-to-Date September 30, 2004
- ------------------------------------------------------------------------------------------------------------------------
                                                              Capital in                  Accumulated
                                        FON       PCS          Excess of    Retained         Other
                                      Common     Common         Par or      Earnings     Comprehensive
                                       Stock     Stock       Stated Value   (Deficit)        Loss            Total
- ------------------------------------------------------------------------------------------------------------------------

Beginning 2004 balance            $     1,809  $     1,035 $     10,084   $    906     $      (721)     $    13,113
Net loss                                    -            -            -     (1,449)              -           (1,449)
Common stock dividends                      -            -            -       (480)              -             (480)
Preferred stock dividends                   -            -           (5)         -               -               (5)
FON Series 1 common stock issued           95            -        1,783          -               -            1,878
PCS Series 1 common stock issued            -            2            7          -               -                9
Stock-based compensation expense            -            -          102          -               -              102
Conversion of PCS common stock
   into FON common stock                1,037       (1,037)           -          -               -                -
Other, net                                  -            -          (15)        (1)             25                9
- ------------------------------------------------------------------------------------------------------------------------

September 30, 2004 balance        $     2,941  $         - $     11,956   $ (1,024)    $      (696)     $    13,177
                                  --------------------------------------------------------------------------------------


Shares Outstanding
- ------------------------------------------------------------
Beginning 2004 balance                  904.3      1,035.4
FON Series 1 common stock issued         47.5           -
PCS Series 1 common stock issued          -            1.6
Conversion of PCS common stock
   into FON common stock                518.5     (1,037.0)
- ------------------------------------------------------------

September 30, 2004 balance            1,470.3           -
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

Classification of Operations

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint is also one of the largest carriers of Internet traffic using its tier one Internet Protocol
(IP) network and is a leader in providing high-speed wireless data services. Sprint's business is divided into three segments: Wireless, Local and Long distance operations.

Change in Depreciable Life

As of January 1, 2004, Sprint re-evaluated the depreciable lives of certain network assets. The depreciable life of certain high-capacity transmission equipment was extended from eight years to twelve years. This extension in life decreased the 2004 third quarter and 2004 year-to-date depreciation expense in Long distance by approximately $24 million and $73 million, respectively.

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

Earnings Per Share

All per share amounts have been restated, for all periods presented, to reflect the recombination of the FON common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50). The conversion ratio was also applied to dilutive PCS Group securities (mainly stock options, employee stock purchase plan shares, convertible preferred stock, and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

Following is earnings per share information for the FON Group and the PCS Group. These amounts reflect the restatement discussed in Note 3.

                                                           Quarter Ended                    Year-to-Date
                                                   ------------------------------   ------------------------------
                                                     FON Group        PCS Group       FON Group        PCS Group
Periods Ended September 30, 2003                           (as restated)                    (as restated)
                                                   ------------------------------   ------------------------------

                                                             (millions, except earnings per share data)
Loss from Continuing Operations                    $     (432)     $       (64)     $      (63)     $      (336)
Discontinued operation, net                                (1)               -           1,321                -
Cumulative effect of change in accounting
   principle, net                                           -                -             258                -
                                                   -------------   --------------   -------------   --------------
Net Income (Loss)                                        (433)             (64)          1,516             (336)
Preferred stock dividends (paid) received                   2               (4)              6              (11)
                                                   -------------   --------------   -------------   --------------
Earnings (Loss) Applicable to Common Stock         $     (431)     $       (68)     $    1,522      $      (347)
                                                   -------------   --------------   -------------   --------------

Diluted Earnings (Loss) per Common Share(1)
   Continuing operations                           $    (0.48)     $     (0.07)     $    (0.07)     $     (0.34)
   Discontinued operation                                   -                -            1.47                -
   Cumulative effect of change in accounting
     principle, net                                         -                -            0.29                -
                                                   -------------   --------------   -------------   --------------
Total                                              $    (0.48)     $     (0.07)     $     1.69      $     (0.34)
                                                   -------------   --------------   -------------   --------------
Diluted weighted average common shares                  903.0           1,033.1           899.9          1,026.6
                                                   -------------   --------------   -------------   --------------

Basic Earnings (Loss) per Common Share
   Continuing operations                           $    (0.48)     $     (0.07)     $    (0.07)     $     (0.34)
   Discontinued operation                                   -                -            1.47                -
   Cumulative effect of change in accounting
     principle, net                                         -                -            0.29                -
                                                   -------------   --------------   -------------   --------------
Total                                              $    (0.48)     $     (0.07)     $     1.69      $      (0.34)
                                                   -------------   --------------   -------------   --------------
Basic weighted average common shares                    903.0           1,033.1           899.9          1,026.6
                                                   -------------   --------------   -------------   --------------


(1) As the effects of including dilutive FON Group and PCS Group securities were antidilutive, they were not included in the diluted weighted average common shares outstanding for the FON Group and PCS Group, nor were they included in the calculation of diluted earnings per share.


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

The impacts of this restatement on the financial statements for the quarter and year-to-date periods ended September 30, 2003 are summarized below (in millions, except per share information):


Statement of Operations Data:                  Quarter Ended                             Year-to-Date
                                   --------------------------------------    --------------------------------------
Periods Ended                        Previously                    As          Previously                    As
September 30,  2003                   Reported     Adjustment   Restated        Reported    Adjustment    Restated
                                   --------------------------------------    --------------------------------------

   Operating income (loss)         $    (438)  $        8   $     (430)      $     536   $      24    $      560
   Interest expense                      335            6          341           1,052          19         1,071
   Loss from continuing
     operations                         (497)           1         (496)           (402)          3          (399)
   Net income (loss)                    (498)           1         (497)          1,177           3         1,180
   Diluted earnings (loss) per
     common share(1)                    (0.35)          -        (0.35)            0.83          -          0.83
   Basic earnings (loss) per
     common share(1)                    (0.35)          -        (0.35)            0.83          -          0.83


Statement of Cash Flows Data:      Nine Months Ended September 30, 2003
                                   --------------------------------------
                                     Previously                   As
                                     Reported     Adjustment   Restated
                                   --------------------------------------

   Net cash provided by operating
     activities of continuing
     operations                    $   4,379   $      (19)  $    4,360
   Capital expenditures                2,352          (19)       2,333
   Increase in Cash and
     Equivalents                       1,566            -        1,566


(1) On April 23, 2004 Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. All per share amounts have been restated to reflect the recombination of the FON common stock as of the earliest period presented at an identical conversion ratio (0.5). The conversion ratio was also applied to dilutive PCS Group securities (mainly stock options, employee stock purchase plans, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

Following are the impacts of the restatements on previously reported information for the FON Group and the PCS Group:

                                               Quarter Ended                             Year-to-Date
                                   --------------------------------------    --------------------------------------
   Periods Ended                    Previously                    As          Previously                    As
   September 30, 2003                Reported     Adjustment   Restated        Reported    Adjustment    Restated
                                   --------------------------------------    --------------------------------------

   FON Net income (loss)           $    (433)  $        -   $     (433)      $   1,516   $       -    $    1,516
   Diluted earnings (loss) per
     FON common share                   (0.48)          -        (0.48)            1.69          -          1.69
   Basic earnings (loss) per FON
     common share                       (0.48)          -        (0.48)            1.69          -          1.69
   PCS Net loss                          (65)           1          (64)           (339)          3          (336)
   Diluted loss per PCS common
     share                              (0.07)          -        (0.07)           (0.34)         -         (0.34)
   Basic loss per PCS common share
                                        (0.07)          -        (0.07)           (0.34)         -         (0.34)



- --------------------------------------------------------------------------------
4.  Investments
- --------------------------------------------------------------------------------

At September 30, 2004, Sprint carried $424 million in investment asset value:
$70 million was included in "Current assets--other" and $354 million in "Other assets" on the Consolidated Balance Sheets.

At December 31, 2003, Sprint carried $548 million in investment asset value:
$125 million was included in "Current assets--other" and $423 million in "Other assets" on the Consolidated Balance Sheets.

Specific investment types and the related carrying amounts include:

Investments in Debt Securities

During the second half of 2003, Sprint invested in marketable debt securities. Interest on these investments is reinvested and recognized in "Other, net" in the Consolidated Statements of Operations. Sprint recognized approximately $2 million of interest income on these investments in the 2004 third quarter and $6 million in the 2004 year-to-date period. Accumulated unrealized holding losses were immaterial at the end of September 30, 2004 and at December 31, 2003. At September 30, 2004, investments in marketable debt securities totaled $608 million of which $70 million was included in "Current assets - Other" and $117 million, with maturities of less than five years, was included in "Other assets" on the Consolidated Balance Sheets. The remaining $421 million have original or remaining maturities at purchase of less than 90 days and were included in "Cash and equivalents."

At December 31, 2003, investments in marketable debt securities totaled $503 million of which $125 million was included in "Current assets - Other" and $177 million was included in "Other assets" on the Consolidated Balance Sheets. The remaining $201 million had original or remaining maturities at purchase of less than 90 days and were included in "Cash and equivalents."

Investments in Equity Securities

The cost of investments in marketable equity securities, primarily made up of EarthLink common stock, was $134 million at September 30, 2004 and December 31, 2003. Accumulated unrealized holding gains were $50 million (net of $29 million tax) and $38 million (net of $23 million tax) at September 30, 2004 and December 31, 2003, respectively. These gains were included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

At September 30, 2004, Sprint held 18.9 million shares of EarthLink common stock, which were reflected in "Other assets" on the Consolidated Balance Sheets. These shares were hedged with variable prepaid forward contracts, maturing from November 2004 to November 2005. See Note 14 for additional information.

Equity Method Investments

At September 30, 2004 and at December 31, 2003, investments accounted for using the equity method consisted primarily of Sprint's investment in Virgin Mobile USA, LLC (Virgin Mobile USA). These investments were reflected in "Other assets" on the Consolidated Balance Sheets. Certain other equity method investments were carried at zero value.

Virgin Mobile USA

Sprint's investment in Virgin Mobile USA was $19 million at September 30, 2004 and $41 million at December 31, 2003. Sprint determined that Virgin Mobile USA is not a variable interest entity and therefore carries it as an equity investment.

This joint venture with the Virgin Group was originally entered into in the 2001 fourth quarter to market wireless services, principally to youth and pre-pay segments. Virgin Mobile USA launched services in June 2002. In the 2002 second quarter, Sprint entered into a new agreement with Virgin Group for funding of Virgin Mobile USA. Under the terms of the agreement, Sprint agreed to fund up to $150 million, with the majority in the form of discounted network services and the remainder in cash, and the Virgin Group agreed to fund up to $150 million in cash. Sprint has satisfied 100% of this cash funding commitment and 100% of the network services contribution through September 30, 2004. Additionally, in the 2003 third quarter, Sprint's board of directors authorized additional cash funding for the joint venture in the amount of $30 million, all of which had been provided to the joint venture as of September 30, 2004.

Sprint's board of directors authorized additional funding to the joint venture of approximately $22 million in the 2004 first quarter, and approximately $13 million in the 2004 second quarter. A loan facility for these funds is in place with the venture and the available line of credit remains undrawn.

In the 2003 third quarter, a Sprint subsidiary agreed to guarantee a $20 million term-loan facility entered into by Virgin Mobile USA to fund working capital needs. The facility expires on December 31, 2004. If required to perform, Sprint would acquire Virgin Mobile USA's subscriber base. The fair value of this guarantee was recorded in "Current liabilities - Other" on the Consolidated Balance Sheets in the amount of $5 million.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:


                                                      Quarters Ended                      Year-to-Date
                                                      September 30,                       September 30,
                                           -- ------------------------------- --- ------------------------------
                                                  2004              2003              2004             2003
- ------------------------------------------ -- ------------- --- ------------- --- ------------- -- -------------
                                                                        (millions)
Results of operations
   Net operating revenues                  $       302       $       221       $       891      $       568
                                           -- ------------- --- ------------- --- ------------- -- -------------
   Operating loss                          $       (29)      $       (63)      $       (85)     $      (177)
                                           -- ------------- --- ------------- --- ------------- -- -------------
   Net loss                                $       (24)      $       (77)      $      (107)     $      (163)
                                           -- ------------- --- ------------- --- ------------- -- -------------

Equity in net losses of affiliates         $        (8)      $       (17)      $       (30)     $       (45)
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

Adoption of SFAS No. 143 affected the cost of removal historically recorded by Local operations. Consistent with regulatory requirements and industry practice, Local historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, Sprint recorded a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million.

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

The decisions made in the 2003 fourth quarter and 2004 first quarter are expected to result in the involuntary separation of approximately 2,550 employees. The decisions made in the 2004 second quarter to consolidate call center activity and respond to the continued competitive pressures in the long-distance market are expected to result in the involuntary separation of approximately 2,350 additional employees. As of September 30, 2004, approximately 4,200 separations have been completed. In October 2004, Sprint announced strategic plans that will result in additional work force reductions of up to 1,000 employees achieved through attrition, voluntary and involuntary separations.

Sprint has recognized $144 million in pre-tax charges for the Organizational Realignment associated with severance benefits and currently expects the aggregate pre-tax charges will not exceed $175 million. Actions associated with these decisions should be completed in the first half of 2005.

Other Restructuring Activity

In the 2003 fourth quarter, Sprint announced the termination of the development of a new billing platform (PCS Billing Platform Termination). This decision resulted in pre-tax charges of $351 million in the 2003 fourth quarter. The charge for asset impairments was $339 million and the remaining $12 million was accrued for other contractual obligations. In the 2004 third quarter, Sprint recorded an expense reduction of $2 million as a result of finalizing the contractual obligations associated with this action.

In the 2003 second quarter, Sprint announced the wind-down of its Web Hosting business. Restructurings of other Long distance operations also occurred in the continuing effort to create a more efficient cost structure (Web Hosting Wind-down). These decisions resulted in pre-tax charges of $376 million in 2003 and $62 million in the 2004 year-to-date period. The aggregate charge for asset impairments was $316 million, the aggregate charge for employee terminations was $14 million and the remaining $108 million was for facility lease terminations. In connection with the Web Hosting wind-down, Sprint may incur additional charges for facility lease terminations in subsequent periods. The severance charges are associated with the involuntary employee separation of approximately 600 employees. As of September 30, 2004, substantially all of the employee separations have been completed. Sprint has recognized $438 million in pre-tax charges and expects the aggregate pre-tax charge to be approximately $440 million.

The 2004 activity is summarized as follows:


- ------------------------------------ --- ------------------- ---------------------------------- --- ------------------
                                                                       2004 Activity
                                                             ----------------------------------
                                         December 31, 2003      Restructuring         Cash            September 30,
                                         Liability Balance         Charge           Payments         2004 Liability
                                                                                                         Balance
- ------------------------------------ --- ------------------- -- -------------- --- ------------ --- ------------------
                                                                        (millions)
Restructuring Events

   Organizational Realignment
     Severance                        $         54           $       85         $       81       $        58

   PCS Billing Platform Termination
     Other exit costs                           12                   (2)                10                 -

   Web Hosting Wind-down
     Severance                                   6                    -                  3                 3
     Other exit costs                           45                   62                  8                99
- ------------------------------------ --- ------------------- -- -------------- --- ------------ --- ------------------

Total                                 $        117           $      145         $      102       $       160
                                     --- ------------------- -- -------------- --- ------------ --- ------------------


Asset Impairments

Sprint determined that business conditions and events occurring in the 2004 third quarter and impacting its Long distance operations constituted a "triggering event" requiring an evaluation of the recoverability of the Long distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The industry-wide business conditions and events included the continuing impacts of the highly-competitive long distance market, the related aggressive pricing, recent changes in the regulatory climate negatively impacting the long-term ability of Long distance to bridge the last mile in the consumer and small business market segments, product substitution and customers' accelerated demands for cost-effective, advanced, IP-driven telecommunications solutions requiring transparent wireline and wireless connectivity.

In light of these industry-wide business conditions and events, Sprint reevaluated its strategy and financial forecasts in the 2004 third quarter. Sprint intends to focus sales efforts and resources on being a leader in telecommunications solutions, by emphasizing (1) integrate-able products and telecommunications solutions, such as wireless-enabled and IP-driven, and (2) markets in which Sprint can leverage its unique portfolio of wireless and wireline assets.

Evaluations of asset recoverability are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. Due to the integrated nature of the Long distance network, Sprint conducted its testing of the asset group at the Long distance entity level (excluding assets held for sale), as this is the lowest level for which identifiable cash flows are available. Further, it was concluded that the fiber-optic backbone constituted the primary asset of the Long distance asset group. Accordingly, cash flows were projected over the remaining useful life of the fiber-optic backbone. These cash flow projections reflect estimated future operating results, considering all relevant circumstances and events, and estimated capital expenditures required to maintain, but not to increase, the service potential of the asset group. The resulting undiscounted future cash flows were less than the carrying value of the Long distance asset group, requiring that the asset group be reduced to fair value.

The fair value of the asset group was determined by discounting the cash flow projections at a 10% discount rate, reflecting a risk-adjusted weighted average cost of capital. The resulting fair value of the asset group required a $3.52 billion pre-tax non-cash impairment charge, reducing the net carrying value of Long distance property, plant and equipment by about 60%, to $2.29 billion at September 30, 2004.

In October 2004, Sprint completed the sale of its wholesale Dial IP business for $34 million. These assets were classified as held for sale at September 30, 2004, and an associated pre-tax non-cash charge of $21 million was recorded in the 2004 third quarter to adjust the carrying value of these assets to fair value.


In the 2003 third quarter, Sprint recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the fair value of its MMDS spectrum. Sprint's ongoing evaluation of business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required a revaluation of the fair value of the asset.

This fair value was based on recent sales prices for similar assets. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to optimize its spectrum portfolio, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

In the 2003 first quarter, Sprint recorded a charge for asset impairment of $10 million. This charge was associated with the termination of a software development project.

- --------------------------------------------------------------------------------
7. Long-term Debt and Capital Lease Obligations
- --------------------------------------------------------------------------------

In August 2004, Sprint purchased $516 million of its senior notes before their scheduled maturities. These notes had interest rates ranging from 6.0% to 6.9% and maturity dates ranging from 2007 to 2028. Sprint recorded a premium of $38 million and $3 million of unamortized debt costs and fees associated with this repayment.

In September 2004, Sprint paid $13 million of its capital lease obligations before their scheduled maturities.

- --------------------------------------------------------------------------------
8.  Equity Unit Notes
- --------------------------------------------------------------------------------

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses.

Each equity unit initially consisted of a corporate unit. Each corporate unit consisted of a forward purchase contract and a $25 principal amount of senior notes (Notes) of Sprint's wholly owned subsidiary, Sprint Capital Corporation. The corporate unit could be converted by the holder into a treasury unit consisting of the forward purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The underlying Notes or treasury portfolio were pledged to Sprint to secure the holder's obligations under the forward purchase contract.

Forward Purchase Contracts

As a component of the equity units, the forward purchase contracts originally obligated the holders to purchase, and obligated Sprint to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock, ranging from approximately 58 million to 70 million shares depending on the market price of PCS common stock. As a result of the recombination of PCS common stock and FON common stock on April 23, 2004, the forward purchase contracts obligated the holders to purchase, and Sprint to sell, a variable number of shares of newly issued FON common stock, ranging from approximately 29 million to 35 million shares. These forward purchase contracts included a provision permitting the equity unit holders to benefit from or "participate" in any dividends declared on the common stock during the contract period. On August 17, 2004, the forward purchase contracts were settled by the issuance of approximately 35 million shares of FON common stock in exchange for $1.725 billion in cash.

Notes

The Notes originally had an interest rate of 6% per annum, payable quarterly in arrears.

In May 2004, Sprint purchased $750 million principal amount of the Notes before their scheduled maturity. Sprint recorded costs of $29 million consisting of a $20 million premium and $9 million of unamortized debt costs associated with this prepayment.

In May 2004, Sprint successfully remarketed approximately $940 million principal amount of the Notes. The interest rate on the Notes was reset to 4.78% effective May 24, 2004. The remarketed Notes will mature August 17, 2006. The remaining $35 million principal amount of outstanding Notes was retained by the holders of those Notes. These Notes were also reset to the new interest rate.

Following the remarketing of the Notes, the Notes were no longer pledged to secure the obligations under the purchase contracts. Proceeds received by the previous Note holders from the remarketing were used by the collateral agent to purchase other securities that were pledged as security.

As of September 2004, the remarketed notes are included in "Long-term debt and capital lease obligations" on the Consolidated Balance Sheets.

- --------------------------------------------------------------------------------
9.  Earnings Per Share
- --------------------------------------------------------------------------------

Dilutive securities did not have a dilutive effect on earnings per share because Sprint incurred a loss from continuing operations in all periods presented.

Options have been granted with exercise prices which are currently higher than market prices. These options are considered antidilutive. Sprint's antidilutive securities totaled 87.7 million shares in the 2004 third quarter and 89.4 million shares in the 2004 year-to-date period compared to 105.2 million and
117.9 million shares in the same 2003 periods.

- --------------------------------------------------------------------------------
10.  Stock-based Compensation
- --------------------------------------------------------------------------------

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


                                                              Quarters Ended                 Year-to-Date
                                                              September 30,                 September 30,
                                                     -- --------------------------- - ---------------------------
                                                           2004           2003           2004           2003
                                                                      (as restated)                 (as restated)
- ---------------------------------------------------- -- ----------- -- ------------ - ------------ - ------------
                                                                  (millions, except per share data)

Net income (loss), as reported                       $    (1,910)   $      (497)        (1,449)          1,180
 Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                22             10             65              25
 Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                   (27)           (33)           (92)           (126)
- ---------------------------------------------------- -- ----------- -- ------------ - ------------ - ------------

Pro forma net income (loss)                          $    (1,915)   $      (520)    $   (1,476)    $     1,079
                                                     -- ----------- -- ------------ - ------------ - ------------

Earnings (loss) per common share:
   Basic - as reported                               $     (1.32)   $     (0.35)    $   (1.02)     $      0.83
                                                     -- ----------- -- ------------ - ------------ - ------------
   Basic - pro forma                                 $     (1.32)   $     (0.37)    $   (1.04)     $      0.76
                                                     -- ----------- -- ------------ - ------------ - ------------

   Diluted - as reported                             $     (1.32)   $     (0.35)    $   (1.02)     $      0.83
                                                     -- ----------- -- ------------ - ------------ - ------------
   Diluted - pro forma                               $     (1.32)   $     (0.37)    $   (1.04)     $      0.76
                                                     -- ----------- -- ------------ - ------------ - ------------


Sprint recognized pre-tax charges of $19 million in the 2004 third quarter, $62 million in the 2004 year-to-date period, $14 million in the 2003 third quarter, and $23 million in the 2003 year-to-date period related to stock-based grants issued after December 31, 2002 and grants of restricted stock made in 2002 and previous years.

Sprint recognized pre-tax charges of $15 million in the 2004 third quarter and $40 million in the 2004 year-to-date period of non-cash expense related to the recombination of FON common stock and PCS common stock on April 23, 2004. The charges primarily reflect application of stock option expensing to PCS stock options granted before January 1, 2003, as required by SFAS No. 123. Sprint expects to recognize about $100 million of non-cash pre-tax expense related to the conversion of PCS stock options into FON stock options through 2006, with not more than $55 million recognized in 2004, not more than $43 million in 2005, and the remaining amount in 2006.

In the 2003 second quarter, Sprint recognized pre-tax charges of $15 million of non-cash expense in connection with separation agreements agreed to by Sprint and William T. Esrey, former chairman and chief executive officer; Ronald T. LeMay, former president and chief operating officer; and J. Richard Devlin, former executive vice president--general counsel, external affairs and corporate secretary. The charges were associated with accounting for modifications which accelerated vesting and extended exercise periods of stock options granted in prior periods, as required by SFAS No. 123. Most of the FON stock options had exercise prices that were approximately two times the market price at the modification date, while most of the PCS stock options had exercise prices that were approximately five times the market price at the modification date.

- --------------------------------------------------------------------------------
11.  Employee Benefit Information
- --------------------------------------------------------------------------------

The net periodic benefit cost consisted of the following:


                                                         Pension Benefits            Other Postretirement
                                                                                           Benefits
                                                    ---------------------------   ---------------------------
                                                          Quarters Ended                Quarters Ended
                                                          September 30,                 September 30,
                                                    ---------------------------------------------------------
                                                       2004           2003           2004           2003
- -------------------------------------------------------------------------------------------------------------

  Service cost                                   $        29    $        25    $         4    $          2
  Interest cost                                           63             59             18              15
  Expected return on plan assets                         (75)           (80)            (1)             (1)
  Amortization of transition (asset) obligation           (1)             -              -              (1)
  Amortization of prior service cost                       4              3            (13)            (11)
  Amortization of net loss                                25              9             13               5
- -------------------------------------------------------------------------------------------------------------

  Net benefit expense                            $        45    $        16    $        21    $          9
                                                 ------------------------------------------------------------


                                                         Pension Benefits            Other Postretirement
                                                                                           Benefits
                                                    ---------------------------   ---------------------------
                                                           Year-to-Date                  Year-to-Date
                                                          September 30,                 September 30,
                                                    ---------------------------------------------------------
                                                       2004           2003           2004           2003
- -------------------------------------------------------------------------------------------------------------

  Service cost                                   $       100    $        89    $        11    $         10
  Interest cost                                          187            176             48              47
  Expected return on plan assets                        (227)          (218)            (2)             (2)
  Amortization of transition (asset) obligation           (2)            (2)            (1)             (1)
  Amortization of prior service cost                      12             11            (37)            (33)
  Amortization of net loss                                67             25             30              20
- -------------------------------------------------------------------------------------------------------------

  Net benefit expense                            $       137    $        81    $        49    $         41
                                                 ------------------------------------------------------------


Sprint contributed $300 million to the pension trust in January 2004.

In the 2004 first quarter, Sprint amended certain retiree medical plans to standardize the plan design effective January 1, 2005, eliminating differences in benefit levels. These amendments decreased the accumulated postretirement benefit obligation (APBO) related to other postretirement benefits by approximately $35 million, and decreased the 2004 net benefit expense by $5 million, of which approximately $1 million was recognized in the 2004 third quarter and approximately $4 million in the year-to-date period.

As a result of these amendments, Sprint also recognized the effects of the 2003 Medicare Prescription Drug, Improvement and Modernization Act (the Act). The Act contains a subsidy to employers who provide prescription drug coverage to retirees that is actuarially equivalent to Medicare Part D. Analysis of Sprint's retiree prescription drug claims data determined that Sprint's retiree prescription drug benefit was actuarially equivalent. In estimating the effects of the Act, estimates of participation rates and per capita claims costs were not changed. The effect of recognizing the federal subsidy related to the Act in the 2004 first quarter was a $73 million reduction in the APBO, a $3 million reduction in the net benefit cost in the 2004 third quarter and a $9 million reduction in the net benefit cost in the year-to-date period. Sprint has accounted for its retiree medical benefit plan in accordance with Financial Accounting Standards Board Staff Position No. 106-2.

- --------------------------------------------------------------------------------
12.  Litigation, Claims and Assessments
- --------------------------------------------------------------------------------

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter.

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. However, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, which enjoined all other similar cases. Objectors appealed the preliminary approval order and injunction to the Seventh Circuit Court of Appeals. In October, 2004, the Seventh Circuit Court of Appeals vacated the nationwide class and the injunction and remanded the case to the trial court for further proceedings. In 2001, Sprint accrued for the estimated settlement costs of these suits.

In 2003, several putative class action lawsuits were filed in the U.S. District Court for the District of Kansas by participants in the Sprint Retirement Savings Plan, the Sprint Retirement Savings Plan for Bargaining Unit Employees and the Centel Retirement Savings Plan for Bargaining Unit Employees. The complaints, which name Sprint, the committees that administer the plans, and various current and former directors and officers as defendants, have been consolidated before one judge. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by making the company contribution in FON common stock and PCS common stock and including FON common stock and PCS common stock among the more than thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter.

In 2003, a series of putative class action lawsuits were filed by shareholders against Sprint, certain current and former officers and directors, and its former auditor, Ernst & Young (EY). The lawsuits alleged that Sprint's financial statements were misleading as a result of failure to disclose personal tax strategies utilized by senior executives of Sprint and allegedly sponsored by EY, and that EY was not independent. The cases were consolidated into a single proceeding in the U.S. District Court for the District of Kansas, and in April 2004, the court dismissed those allegations on defendants' motion and dismissed EY with prejudice, but permitted plaintiffs to amend their complaint against other defendants. Plaintiffs filed an amended complaint alleging that Sprint's 2001 and 2002 proxy statements were misleading because they described new employment agreements entered into with senior executives without disclosing that the board allegedly was considering terminating those same executives. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. In September, 2004, the court denied defendants' motion to dismiss these new allegations, and the parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter.

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

- --------------------------------------------------------------------------------
13. Income Taxes
- --------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:


                                                                                    Year-to-Date
                                                                                   September 30,
                                                                         -----------------------------------
                                                                                2004               2003
                                                                                               (as restated)
           ------------------------------------------------------------- -- -------------- --- -------------
                                                                                     (millions)
           Income tax benefit at the federal statutory rate              $       803       $        214
           Effect of:
              State income taxes, net of federal income tax effect                48                 (2)
              Other, net                                                          (5)                (1)
           ------------------------------------------------------------- -- -------------- --- -------------

           Income tax benefit                                            $       846       $        211
                                                                         -- -------------- --- -------------

           Effective income tax rate                                            36.9%             34.6%
                                                                         -- -------------- --- -------------


- --------------------------------------------------------------------------------
14.  Accounting for Derivative Instruments
- --------------------------------------------------------------------------------

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

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. Sprint held only fair-value hedges during 2003 and in the period ending September 30, 2004.

Sprint recorded a $1 million decrease as of September 30, 2004 resulting from changes in the fair value of the interest rate swaps. The decrease in value for these swaps has been recorded in "Other non-current assets" on the Consolidated Balance Sheets. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying long-term debt.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative gains on stock warrants were immaterial in both the 2004 third quarter and 2004 year-to-date period.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges.

The impact to other comprehensive income in the 2004 third quarter was immaterial. Sprint has recorded a $2 million after-tax decrease for the 2004 year-to-date period resulting from losses on these cash flow hedges. The changes in other comprehensive income are included in "Net unrealized losses on qualifying cash flow hedges" in the Consolidated Statements of Comprehensive Income.

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

- --------------------------------------------------------------------------------
15.  Discontinued Operation
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
16.  Other Financial Information
- --------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's net cash paid (received) for interest and income taxes was as follows:


                                                                                 Year-to-Date
                                                                                 September 30,
                                                                      -- ------------- -- -------------
                                                                             2004             2003
                                                                                         (as restated)
                  --------------------------------------------------- -- ------------- -- -------------
                                                                                 (millions)
                  Interest (net of capitalized interest)              $    1,039       $    1,137
                                                                      -- ------------- -- -------------
                  Income taxes                                        $      (42)      $       70
                                                                      -- ------------- -- -------------


Sprint's non-cash activities included the following:

                                                                                 Year-to-Date
                                                                                 September 30,
                                                                      -- ------------- -- -------------
                                                                             2004             2003
                  --------------------------------------------------- -- ------------- -- -------------
                                                                                 (millions)
                  Common stock issued:
                     Sprint's employee benefit stock plans            $       53       $        51
                                                                      -- ------------- -- -------------
                     Settlement of shareholder suit                   $        5       $         -
                                                                      -- ------------- -- -------------


- --------------------------------------------------------------------------------
17.  Segment Information
- --------------------------------------------------------------------------------

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

Segment financial information was as follows:


- ----------------------------------------------------------------------------------------------------------------

                                                                                      Corporate
Quarters Ended                                             Long                          and
September 30,               Wireless        Local        Distance      Other(1)     Eliminations(2) Consolidated
- ----------------------------------------------------------------------------------------------------------------
                                   (millions)
2004
Net operating revenues  $   3,760      $   1,496     $    1,808     $     217     $    (359)      $    6,922
Affiliated revenues             3             54            168           134          (359)               -
Operating income (loss)       451            411         (3,570)           (5)           (2)          (2,715)

2003 (as restated)
Net operating revenues  $   3,340      $   1,527     $    1,977     $     220     $    (350)      $    6,714
Affiliated revenues             2             40            167           141          (350)               -
Operating income (loss)       303            463         (1,185)           (7)           (4)            (430)
- ----------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------

                                                                                      Corporate
Year-to-Date                                               Long                          and
September 30,               Wireless        Local        Distance      Other(1)     Eliminations(2) Consolidated
- ----------------------------------------------------------------------------------------------------------------
                                   (millions)
2004
Net operating revenues  $  10,811      $   4,512     $    5,593     $     638     $  (1,056)      $   20,498
Affiliated revenues             9            163            503           381        (1,056)               -
Operating income (loss)     1,146          1,302         (3,698)          (16)           (7)          (1,273)

2003 (as restated)
Net operating revenues  $   9,383      $   4,585     $    6,028     $     617     $  (1,097)      $   19,516
Affiliated revenues             7            158            530           402        (1,097)               -
Operating income (loss)       730          1,378         (1,514)          (23)          (11)             560
- ----------------------------------------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 15 for additional information.

(2) Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, long distance services provided to Wireless for resale to Wireless customers and for internal business use, Caller ID services provided by Local to Wireless and Local handset purchases from Wireless.


Net operating revenues by product and services were as follows:


- ----------------------------------------------------------------------------------------------------------------------

Quarters Ended                                                     Long
September 30,                          Wireless      Local       Distance    Other(1)    Eliminations(2)Consolidated
- ----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2004
Voice                                $       -   $   1,105    $    1,131   $       -   $    (196)       $    2,040
Data                                         -         214           427           -         (16)              625
Internet                                     -           -           180           -          (3)              177
Wireless services                        3,760           -             -           -          (3)            3,757
Other                                        -         177            70         217        (141)              323
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   3,760   $   1,496    $    1,808   $     217   $    (359)       $    6,922
                                     ----------------------------------------------------------------------------------


2003
Voice                                $       -   $   1,152    $    1,243   $       -   $    (188)       $    2,207
Data                                         -         187           463           -         (16)              634
Internet                                     -           -           233           -          (2)              231
Wireless services                        3,340           -             -           -          (2)            3,338
Other                                        -         188            38         220        (142)              304
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   3,340   $   1,527    $    1,977   $     220   $    (350)       $    6,714
                                     ----------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------------

Year-to-Date                                                       Long
September 30,                          Wireless      Local       Distance    Other(1)    Eliminations(2)Consolidated
- ----------------------------------------------------------------------------------------------------------------------
                                                                        (millions)
2004
Voice                                $       -   $   3,388    $    3,481   $       -   $    (581)       $    6,288
Data                                         -         614         1,317           -         (54)            1,877
Internet                                     -           -           617           -         (10)              607
Wireless services                       10,811           -             -           -          (9)           10,802
Other                                        -         510           178         638        (402)              924
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $  10,811   $   4,512    $    5,593   $     638   $  (1,056)       $   20,498
                                     ----------------------------------------------------------------------------------


2003
Voice                                $       -   $   3,500    $    3,780   $       -   $    (588)       $    6,692
Data                                         -         536         1,391           -         (58)            1,869
Internet                                     -           -           721           -         (25)              696
Wireless services                        9,383           -             -           -          (7)            9,376
Other                                        -         549           136         617        (419)              883
                                     ----------------------------------------------------------------------------------
Total net operating revenues         $   9,383   $   4,585    $    6,028   $     617   $  (1,097)       $   19,516
                                     ----------------------------------------------------------------------------------


(1) In the 2003 first quarter, Sprint closed the sale of its directory publishing business to R.H. Donnelley for $2.23 billion in cash. Operations of the directory publishing business are reported as a discontinued operation for all periods presented. See Note 15 for additional information.

(2) Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, long distance services provided to Wireless for resale to Wireless customers and for internal business use, Caller ID services provided by Local to Wireless and Local handset purchases from Wireless. The decline in the Internet elimination in the year-to-date periods is driven by the termination of the Web Hosting business in the 2003 second quarter.


- --------------------------------------------------------------------------------
18.  Recently Issued Accounting Pronouncements
- --------------------------------------------------------------------------------

In March 2004, the EITF of the Financial Accounting Standards Board reached a consensus on EITF No. 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share (EITF No. 03-6). This guidance requires that the rights of securities to participate in the earnings of an enterprise must be reflected in the reporting of earnings per share. Sprint's equity unit purchase contracts met the "participating security" qualifications outlined in the guidance, because the purchase contracts included a provision permitting the equity unit holders to benefit from or "participate" in any dividends declared on the common stock during the contract period.

Sprint adopted EITF No. 03-6 in the 2004 second quarter. Prior to April 23, 2004, the equity unit forward purchase contracts were tied only to the PCS common stock which had no earnings upon which to declare dividends. Upon recombination and until settlement in August 2004, the equity unit purchase contracts participated in the earnings of FON common stock. The proportionate share of earnings attributable to these securities was $3 million, net of tax, in the 2004 third quarter and $9 million in the year-to-date period. This attribution was reflected as "Earnings allocated to participating securities" on the face of the Consolidated Statements of Operations.

- --------------------------------------------------------------------------------
19.  Subsequent Event
- --------------------------------------------------------------------------------

Dividend Declaration

On October 11, 2004, Sprint's board of directors declared a dividend of 12.5 cents per share on the FON common stock to shareholders of record at the close of business, December 9, 2004. The dividend will be paid December 30, 2004.

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

Sprint operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Wireless, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas, and reaches a quarter billion people. Combined with our wholesale and affiliate partners, Wireless served more than 23 million subscribers at the end of the 2004 third quarter. Sprint currently serves approximately 7.7 million access lines in its franchise territories in 18 states. Additionally, Sprint provides local service using its facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia. Sprint has ceased proactively marketing residential local service using a platform of unbundled elements, often referred to as UNE-P, and seeks to provide new local service selectively to small business customers who seek this service from Long distance. Sprint intends to continue serving existing customers. Sprint is the nation's third-largest provider of long-distance services, based on revenues, and operates nationwide, all-digital long distance and tier one Internet Protocol (IP) networks. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities.

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. Due to changes in telecommunications, including bankruptcies, over-capacity and a highly competitive pricing environment in all telecommunications sectors, Sprint has taken actions to appropriately allocate capital and other resources to enable sustaining cash contribution. Sprint routinely assesses the implications of these actions on its operations and these assessments may continue to impact the future valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations. Sprint is currently in active discussions regarding strategic alternatives related to its owned Wireless communications towers, and expects to reach any conclusions regarding these alternatives in the 2004 fourth quarter or in the 2005 first quarter.

In the 2003 first quarter, Sprint sold its directory publishing business to R.H. Donnelley for $2.23 billion in cash.

Business Transformation

Currently, Sprint's operations are divided into three lines of business:
Wireless, Local and Long distance operations.

In the 2003 fourth quarter, Sprint undertook an initiative to realign internal resources (Organizational Realignment). This effort was implemented to enhance our focus on the needs and preferences of two distinct consumer types - businesses and individuals. This effort is enabling Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions. Throughout 2004, management anticipates continuing to make decisions using the current segmentation, taking into consideration the re-aligned customer-focused approach.

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

Impairment of Long Distance Assets

Sprint determined that business conditions and events occurring in the 2004 third quarter and impacting its Long distance operations constituted a "triggering event" requiring an evaluation of the recoverability of the Long distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The industry-wide business conditions and events included the continuing impacts of the highly-competitive long distance market, the related aggressive pricing, recent changes in the regulatory climate negatively impacting the long-term ability of Long distance to bridge the last mile in the consumer and small business market segments, product substitution and customers' accelerated demands for cost-effective, advanced, IP-driven telecommunications solutions requiring transparent wireline and wireless connectivity.

In light of these industry-wide business conditions and events, Sprint reevaluated its strategy and financial forecasts in the 2004 third quarter. Sprint intends to focus sales efforts and resources on being a leader in telecommunications solutions, by emphasizing (1) integrate-able products and telecommunications solutions, such as wireless-enabled and IP-driven, and (2) markets in which Sprint can leverage its unique portfolio of wireless and wireline assets.

Evaluations of asset recoverability are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. Due to the integrated nature of the Long distance network, Sprint conducted its testing of the asset group at the Long distance entity level (excluding assets held for sale), as this is the lowest level for which identifiable cash flows are available. Further, it was concluded that the fiber-optic backbone constituted the primary asset of the Long distance asset group. Accordingly, cash flows were projected over the remaining useful life of the fiber-optic backbone. These cash flow projections reflect estimated future operating results, considering all relevant circumstances and events, and estimated capital expenditures required to maintain, but not to increase, the service potential of the asset group. The resulting undiscounted future cash flows were less than the carrying value of the Long distance asset group, requiring that the asset group be reduced to fair value.

The fair value of the asset group was determined by discounting the cash flow projections at a 10% discount rate, reflecting a risk-adjusted weighted average cost of capital. The resulting fair value of the asset group required a $3.52 billion pre-tax non-cash impairment charge, reducing the net carrying value of Long distance property, plant and equipment by about 60%, to $2.29 billion at September 30, 2004.

In October 2004, Sprint completed the sale of its wholesale Dial IP business for $34 million. These assets were classified as held for sale at September 30, 2004, and an associated pre-tax non-cash charge of $21 million was recorded in the 2004 third quarter to adjust the carrying value of these assets to fair value.

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

- --------------------------------------------------------------------------------
Results of Operations
- --------------------------------------------------------------------------------


Consolidated

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
                                                                   (as restated)                       (as restated)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Net operating revenues                        $     6,922       $    6,714        $    20,498      $     19,516
                                              --- ------------- -- -------------- -- ------------- --- -------------

Loss from continuing operations               $    (1,910)      $     (496)       $    (1,449)     $       (399)
                                              --- ------------- -- -------------- -- ------------- --- -------------


Net operating revenues increased 3.1% in the 2004 third quarter and 5% in the 2004 year-to-date period compared to the same 2003 periods reflecting growth in Wireless revenues partially offset by declining Long distance and Local revenues.

Sprint recorded a loss from continuing operations of $1.9 billion in the 2004 third quarter and $1.4 billion in the 2004 year-to-date period that includes the after-tax impacts of the items discussed below.

In the 2004 third quarter, loss from continuing operations includes a total $2.3 billion asset impairment charge related to Sprint's Long distance property, plant and equipment. Additionally, Sprint recorded a $13 million restructuring charge related to Sprint's Organizational Realignment and the termination of its Web Hosting business. Also included in the loss from continuing operations was a $25 million charge associated with the early retirement of $516 million of senior notes.

The 2004 year-to-date loss from continuing operations also includes a $77 million restructuring charge related to Sprint's Organizational Realignment and the termination of its Web Hosting business as well as an $18 million charge associated with the early retirement of $750 million of equity unit notes. These charges were partially offset by a $9 million benefit resulting from the receipt of the final payment of a bankruptcy settlement with MCI (WorldCom).

In the 2003 third quarter, loss from continuing operations included a $777 million charge related to the impairment of Sprint's MMDS spectrum licenses in accordance with SFAS No. 142, Goodwill and Other Intangibles, resulting from a decision to no longer pursue a residential fixed wireless strategy. Additionally, Sprint recorded an $11 million insurance recovery related to the derivative action and securities class action suit discussed below, a $1 million charge related to Web Hosting wind-down activities, and a $1 million net premium primarily related to the early retirement of Local debt.

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

- --------------------------------------------------------------------------------
Segmental Results of Operations
- --------------------------------------------------------------------------------

Wireless

Wireless operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Wireless, together with third party affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas, and reaches a quarter billion people. Combined with our wholesale and affiliate partners, Wireless served more than 23 million subscribers at the end of the 2004 third quarter. Wireless provides nationwide service through a combination of:

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

Wireless subscribers can use their phones through roaming agreements in countries other than the United States, including areas of:

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

Sprint is continuing to execute its plans for faster wireless data speeds by deploying Evolution Data Optimized (EV-DO) technology across the Sprint Nationwide PCS Network. With average user speeds of 300-500 kilobits per second and peak rates of up to 2.4 Megabits per second for downloads, EV-DO will accelerate mobile-device data speeds up to 10 times faster than on our current network. In addition this technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards(TM). Additional traffic volumes related to EV-DO may require future capital expenditures to acquire additional spectrum in certain markets.

Wireless supplements its own network through affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer wireless services using Sprint's spectrum under the Sprint brand name on CDMA networks built and operated at their own expense. Sprint has amended its existing agreements with a majority of its affiliates to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover nearly 70% of the subscribers served by all affiliates. The agreements provide simplified and predictable long-term pricing for service bureau fees and stability to the rates charged for inter-area service fees. In addition, the agreements settled all significant outstanding disputes with these affiliates.

One affiliate, which has not agreed to amend its existing agreement with us, has filed suit against us. This same affiliate and some other affiliates are disputing and refusing to pay amounts owed to Sprint. Reserves have been established that are expected to provide for the ultimate resolution of these disputes. Wireless may incur additional expenses to ensure that service is available to its subscribers in the areas served by its affiliates. If any of the PCS affiliates cease operations, Wireless may incur roaming charges in areas where service was previously provided by the affiliates and costs to meet FCC buildout and renewal requirements, as well as experience lower revenues.

Wireless also provides services to companies that resell wireless services to their subscribers on a retail basis under their own brand using the Sprint Nationwide PCS Network. These companies bear the costs of acquisition, billing and customer service. In June 2002, Virgin Mobile USA, LLC, a joint venture between Sprint and the Virgin Group, launched services targeting youth and pre-pay segments. Sprint also has a multi-year, exclusive wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers use Sprint's national PCS network and have access to Sprint-branded PCS Vision data services. Qwest began adding new subscribers under this agreement in the 2004 first quarter. In the 2004 second quarter, existing subscribers began transitioning to Sprint's network and this transition is expected to be substantively complete by the 2005 first quarter.


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
(millions)                                                       (as restated)
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Service                                     $    3,244       $    2,900        $       344            11.9%
   Equipment                                          350              340                 10             2.9%
   Wholesale, affiliate and other                     166              100                 66            66.0%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                        3,760            3,340                420            12.6%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   1,768            1,628                140             8.6%
   Selling, general and administrative                908              789                119            15.1%
   Depreciation and amortization                      630              620                 10             1.6%
   Restructuring and asset impairment                   3                -                  3             NM
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                            3,309            3,037                272             9.0%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $      451       $      303        $       148            48.8%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $      603       $      485        $       118            24.3%
                                               -- ------------- -- -------------- -- -------------


NM = Not meaningful

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
                                                    2004              2003                $               %
(millions)                                                       (as restated)
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Service                                     $    9,285       $    8,309        $       976            11.7%
   Equipment                                        1,115              845                270            32.0%
   Wholesale, affiliate and other                     411              229                182            79.5%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total net operating revenues                       10,811            9,383              1,428            15.2%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                   5,245            4,597                648            14.1%
   Selling, general and administrative              2,487            2,217                270            12.2%
   Depreciation and amortization                    1,914            1,829                 85             4.6%
   Restructuring and asset impairment                  19               10                  9            90.0%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------
Total operating expenses                            9,665            8,653              1,012            11.7%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating income                               $    1,146       $      730        $       416            57.0%
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                           $    1,670       $    1,192        $       478            40.1%
                                               -- ------------- -- -------------- -- -------------




Net Operating Revenues

                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Direct subscribers (millions)                          17.3             15.5              17.3              15.5
                                              --- ------------- -- -------------- -- ------------- --- -------------
Average monthly service revenue
   per user (ARPU)                            $          63     $         63      $         62     $          61
                                              --- ------------- -- -------------- -- ------------- --- -------------
Subscriber churn rate                                   2.7%             2.7%              2.6%              2.7%
                                              --- ------------- -- -------------- -- ------------- --- -------------


Average monthly service revenue per user (ARPU), calculated on our direct subscriber base, is computed by dividing wireless service revenues by weighted average monthly wireless subscribers to measure revenue on a per user basis. This is a measure which uses GAAP as the basis for the calculation. ARPU, which is used by most wireless companies, is a method of valuing recurring subscriber revenue and is used by analysts and investors to compare relative value across the wireless industry.

Net operating revenues include service revenues from the direct subscriber base, revenues from sales of handsets and accessory equipment, and revenues from our wholesale and affiliate partners. Service revenues consist of monthly recurring charges, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 12% in the 2004 third quarter and in the 2004 year-to-date period from the same 2003 periods reflecting an increase in the number of subscribers, increased revenues from data services, and subscriber elections to add services to their base plans. These increases were partially offset by lower overage charges from usage-based plans. Average monthly usage in the 2004 third quarter was approaching 17 hours per month, an increase of approximately three hours when compared to the 2003 third quarter. In the 2004 third quarter, 56% of new direct subscribers chose to include PCS Vision in their service package. At the end of the period approximately 42% of the subscriber base included data services in their wireless plan compared to approximately 33% at the end of the 2003 third quarter.

Wireless had 429,000 direct net additions in the 2004 third quarter, ending the period with approximately 17.3 million subscribers compared to approximately
15.5 million subscribers at the end of the 2003 third quarter. Wholesale partners added 422,000 subscribers in the third quarter of 2004, ending the period with approximately 2.8 million subscribers. Wholesale end of period subscribers do not include certain Qwest subscribers that are generating revenue on the network but have not yet completed the entire back office transition necessary to be recorded in the subscriber count. The Wireless affiliates added 101,000 subscribers in the third quarter of 2004, ending the period with approximately 3.1 million subscribers. This brings the total number of subscribers served on the Wireless and affiliate networks, including direct, affiliate and wholesale subscribers, to more than 23 million at the end of the 2004 third quarter.

Subscriber churn, which is calculated on our direct subscriber base, is computed by dividing the subscribers who discontinued Sprint PCS service by the weighted average subscribers for the period. This is an operational measure which is used by most wireless companies as a method of estimating the life of the subscriber. Analysts and investors primarily use churn to compare relative value across the wireless industry. The subscriber churn rate was 2.7% for both the 2004 and 2003 third quarter periods. Viewed sequentially, 2004 third quarter churn increased from 2.3% in the 2004 second quarter. Involuntary churn rose from a seasonally low second quarter level.

Revenues from sales of handsets and accessories, including new subscribers and upgrades, were approximately 9.3% of net operating revenues in the 2004 third quarter compared to 10.2% for the same 2003 period. This decline was mainly due to higher rebates, partially offset by higher retail prices, as well as higher net operating revenues. These revenues were at 10.3% of net operating revenues in the 2004 year-to-date period compared to 9.0% for the same 2003 period. This increase was mainly due to higher subscriber additions and higher retail prices, which was partially offset by higher rebates. As part of Wireless marketing plans, handsets, net of rebates, are normally sold at prices below the cost.

Wholesale, affiliate and other revenues consist primarily of net revenues retained from Wireless subscribers residing in affiliate territories, and revenues from the sale of Wireless services to companies that resell those services to their subscribers on a retail basis. These revenues represented 4.4% of net operating revenues in the 2004 third quarter and 3.8% in the 2004 year-to-date period compared to 3.0% and 2.4% for the same 2003 periods. These increases mainly reflect net additions to the affiliate and wholesale customer base.

Costs of Services and Products

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer service costs and other network-related costs. These costs increased 9% in the 2004 third quarter and 14% in the 2004 year-to-date period from the same 2003 periods. These increases were primarily due to network support of a larger subscriber base, higher minutes of use, expanded network coverage, initial costs associated with customer service co-sourcing arrangements, and incremental hurricaine-related costs of $14 million in the 2004 third quarter. Equipment costs also increased due to higher direct gross additions and handset upgrades. These increases were somewhat offset by decreases in information technology expense due to operational efficiencies. Handset and equipment costs were 37.4% of total costs of services and products in the 2004 third quarter and 39.2% in the 2004 year-to-date period compared to 41.1% and 39.0% for the same 2003 periods. Costs of services and products were 47.0% of net operating revenues in the 2004 third quarter and 48.5% in the 2004 year-to-date period compared to 48.7% and 49.0% for the same 2003 periods.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expense mainly includes sales and marketing costs to promote and sell products and services, as well as related salary and benefit costs. SG&A expense increased 15% in the 2004 third quarter and 12% in the 2004 year-to-date period from the same 2003 periods reflecting an increase in sales and distribution costs primarily driven by higher direct gross additions and an increase in the number of owned retail stores. In the 2004 third quarter, an adjustment of $26 million was recorded to reflect an updated analysis of cell site acquisition and development. Marketing costs also contributed to the year-to-date increase as a significant campaign was launched in the 2004 second quarter to reposition the Sprint PCS(R) brand. This increase was offset by a decline in bad debt expense due to improved cash collections. SG&A expense was 24.1% of net operating revenues in the 2004 third quarter and 23.0% in the 2004 year-to-date period compared to 23.6% for the same 2003 periods. Bad debt expense as a percentage of net operating revenues was 1.7% in the 2004 third quarter and 1.4% in the 2004 year-to-date period compared to 2.3% for the same 2003 periods. Reserve for bad debt as a percent of outstanding accounts receivable was 6.4% at the end of the 2004 third quarter and 7.3% at year-end 2003. This improvement was mainly driven by improved cash collections.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation and amortization expense increased 2% in the 2004 third quarter and 5% in the 2004 year-to-date period from the same 2003 periods due to an increase in the network asset investment during 2003 and the 2004 year-to-date period. Depreciation and amortization expense was 16.8% of net operating revenues in the 2004 third quarter and 17.7% in the 2004 year-to-date period compared to 18.6% and 19.5% for the same 2003 periods.

Restructuring and Asset Impairment

In the 2004 third quarter, Wireless recorded a $3 million restructuring charge representing severance costs associated with Sprint's Organizational Realignment. Restructuring charges associated with these events totaled $19 million in the 2004 year-to-date period.

In the first quarter of 2003, Wireless recorded a charge of $10 million associated with the termination of a software development project.

Local

Local consists mainly of regulated local phone operations serving approximately
7.7 million access lines in 18 states. Local provides voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local network, nationwide long-distance services to residential customers in its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. Local provides wireless services and video services to customers in its franchise territories through agency relationships.

                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- --------------------------------------------- ----------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                      $      1,105      $     1,152       $       (47)           (4.1)%
   Data                                                214              187                27            14.4%
   Other                                               177              188               (11)           (5.9)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         1,496            1,527               (31)           (2.0)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                      499              491                 8             1.6%
   Selling, general and administrative                 311              304                 7             2.3%
   Depreciation and amortization                       272              269                 3             1.1%
   Restructuring                                         3                -                 3             NM
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             1,085            1,064                21             2.0%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $        411      $       463       $       (52)          (11.2)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      27.5%            30.3%
                                              --- ------------- -- --------------

Capital expenditures                          $        257      $       269       $       (12)           (4.5)%
                                              --- ------------- -- -------------- -- -------------


NM = Not meaningful



                                                                    Selected Operating Results
                                              ----------------------------------------------------------------------
                                                         Year-to-Date
                                                        September 30,                           Variance
                                              -----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- --------------------------------------------- ----------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                      $      3,388      $     3,500       $      (112)           (3.2)%
   Data                                                614              536                78            14.6%
   Other                                               510              549               (39)           (7.1)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total net operating revenues                         4,512            4,585               (73)           (1.6)%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,412            1,467               (55)           (3.7)%
   Selling, general and administrative                 967              935                32             3.4%
   Depreciation and amortization                       811              805                 6             0.7%
   Restructuring                                        20                -                20             NM
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Total operating expenses                             3,210            3,207                 3             0.1%
- --------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $      1,302      $     1,378       $       (76)           (5.5)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                      28.9%            30.1%
                                              --- ------------- -- --------------

Capital expenditures                          $        713      $       839       $      (126)          (15.0)%
                                              --- ------------- -- -------------- -- -------------


NM = Not meaningful


Net Operating Revenues

Net operating revenues decreased 2% in both the 2004 third quarter and the 2004 year-to-date period from the same 2003 periods. The quarterly and year-to-date declines were driven by lower voice revenue and declines in equipment sales somewhat offset by growth in data revenue. Local ended the 2004 third quarter with approximately 7.7 million switched access lines, a 2.7% decrease during the past 12 months. The reduction in access lines was driven principally by wireless substitution, losses to competitive local providers, and hurricane-related disconnects in the third quarter. The reduction in access lines is expected to continue, although Sprint expects its ongoing rate of line loss to be less than the loss rates experienced by major urban carriers. On a voice-grade equivalent basis, which includes both traditional switched services and high capacity lines, voice-grade equivalents grew 8% during the past 12 months. This growth reflects growth in DSL, as well as many business customers switching from individual lines to high capacity dedicated circuits.

Voice Revenues

Voice revenues, derived from local exchange services, long-distance revenue and switched access revenue, decreased 4% in the 2004 third quarter and 3% in the 2004 year-to-date period from the same 2003 periods due to a decrease in access lines. The third quarter decline was also impacted by $14 million due to an unfavorable FCC ruling associated with an interstate access pricing dispute that arose in the early 1990's. Additionally, FCC-allowable cost recoveries associated with local number portability ceased in February 2004 and recoveries for the cost of pooling telephone numbers among carriers ceased in July 2004. These declines were partially offset by the Wireless local number portability recoveries which began in July 2004. While consumer long-distance revenues had a slight increase in the quarter due to growth in the Unlimited Long Distance product, they declined in the year-to-date period. Voice revenues partially benefited in the 2004 year-to-date period from a retroactive access billing adjustment with a third-party carrier recorded during the 2004 second quarter.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 14% in the 2004 third quarter and 15% in the 2004 year-to-date period compared to the same 2003 periods driven by strong growth in DSL lines. Local ended the 2004 third quarter with 432,000 DSL lines in service, an increase of 64% compared to the year ago period.

Other Revenues

Other revenues decreased 6% in the 2004 third quarter and 7% in the 2004 year-to-date period from the same 2003 periods principally driven by lower equipment sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 2% in the 2004 third quarter and decreased 4% in the 2004 year-to-date period compared to the same 2003 periods. The year-to-date decrease was mainly driven by general expense controls and lower costs associated with equipment sales, somewhat offset by higher pension costs. In the quarter, these declines were more than offset by hurricane-related expenses of $23 million. Costs of services and products were 33.4% of net operating revenues in the 2004 third quarter and 31.3% in the 2004 year-to-date period compared to 32.2% and 32.0% for the same periods a year ago.

Selling, General and Administrative

SG&A expense increased 2% in the 2004 third quarter and 3% in the 2004 year-to-date period compared to the same 2003 periods. The increase was primarily due to higher pension costs, stock-based compensation and $7 million of hurricane-related expenses partially offset by general expense controls. SG&A expense was 20.8% of net operating revenues in the 2004 third quarter and 21.4% in the 2004 year-to-date period compared to 19.9% and 20.4% for the same periods a year ago. SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.3% in both the 2004 third quarter and the 2004 year-to-date period compared to 1.6% and 1.4% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 8.9% at the end of the 2004 third quarter and 8.5% at year-end 2003.

Depreciation and Amortization

Estimates and assumptions are used in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense increased 1% in both the 2004 third quarter and the 2004 year-to-date period compared to the same 2003 periods. Depreciation expense was 18.2% of net operating revenues in the 2004 third quarter and 18.0% in the 2004 year-to-date period compared to 17.6% for both periods a year ago.

Restructuring and Asset Impairment

In the 2004 third quarter, Local recorded a $17 million restructuring charge representing severance costs associated with Sprint's Organizational Realignment. Restructuring charges associated with these events totaled $20 million in the 2004 year-to-date period.

Long distance

Long distance provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice; data communications using various protocols, such as Internet Protocol (IP) and frame relay (a data service that transfers packets of data over Sprint's network), and managed network services. Long distance is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. In addition, Long distance provides international data communications, and provides local service using Sprint's facilities, leased facilities or unbundled network elements provided by other carriers in a total of 36 states and the District of Columbia.

Sprint determined that business conditions and events occurring in the 2004 third quarter and impacting its Long distance operations constituted a "triggering event" requiring an evaluation of the recoverability of the Long distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The industry-wide business conditions and events included the continuing impacts of the highly-competitive long distance market, the related aggressive pricing, recent changes in the regulatory climate negatively impacting the long-term ability of Long distance to bridge the last mile in the consumer and small business market segments, product substitution and customers' accelerated demands for cost-effective, advanced, IP-driven telecommunications solutions requiring transparent wireline and wireless connectivity. In light of these industry-wide business conditions and events, Sprint reevaluated its strategy and financial forecasts in the 2004 third quarter. The resulting evaluation of the recoverability of the Long distance long-lived assets required a $3.52 billion pre-tax non-cash impairment charge, reducing the net carrying value of Long distance property, plant and equipment by about 60%, to $2.29 billion at September 30, 2004.



                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                        Quarters Ended
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                       $     1,131      $     1,243       $      (112)          (9.0)%
   Data                                                427              463               (36)          (7.8)%
   Internet                                            180              233               (53)         (22.7)%
   Other                                                70               38                32           84.2%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         1,808            1,977              (169)          (8.5)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    1,085            1,061                24            2.3%
   Selling, general and administrative                 421              526              (105)         (20.0)%
   Depreciation and amortization                       319              352               (33)          (9.4)%
   Restructuring and asset impairment                3,553            1,223             2,330             NM
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             5,378            3,162             2,216           70.1%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $    (3,570)     $    (1,185)      $    (2,385)            NM
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                                $   71      $        75       $        (4)          (5.3)%
                                               -- ------------- -- -------------- -- -------------


NM = Not meaningful


                                                                    Selected Operating Results
                                               ---------------------------------------------------------------------
                                                         Year-to-Date
                                                         September 30,                          Variance
                                               ----------------------------------    -------------------------------
(millions)                                          2004              2003                $               %
- ---------------------------------------------- ---------------- ----------------- -- ------------- -----------------

Net operating revenues
   Voice                                       $     3,481      $     3,780       $      (299)          (7.9)%
   Data                                              1,317            1,391               (74)          (5.3)%
   Internet                                            617              721              (104)         (14.4)%
   Other                                               178              136                42           30.9%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total net operating revenues                         5,593            6,028              (435)          (7.2)%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                    3,233            3,231                 2            0.1%
   Selling, general and administrative               1,452            1,664              (212)         (12.7)%
   Depreciation and amortization                       960            1,076              (116)         (10.8)%
   Restructuring and asset impairment                3,646            1,571             2,075             NM
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Total operating expenses                             9,291            7,542             1,749           23.2%
- ---------------------------------------------- -- ------------- -- -------------- -- -------------

Operating loss                                 $    (3,698)     $    (1,514)      $    (2,184)            NM
                                               -- ------------- -- -------------- -- -------------

Capital expenditures                                $  191      $       230       $       (39)         (17.0)%
                                               -- ------------- -- -------------- -- -------------


NM = Not meaningful


Net Operating Revenues

Net operating revenues decreased 9% in the 2004 third quarter and 7% in the 2004 year-to-date periods from the same 2003 periods. The revenue decline in nearly all categories was due to the competitive pricing environment in the long-distance business.

Voice Revenues

Voice revenues decreased 9% in the 2004 third quarter and 8% in the 2004 year-to-date period from the same 2003 periods due to a decline in retail business and consumer voice revenues resulting from wireless, e-mail and instant messaging substitution, aggressive competition from Regional Bell Operating Companies (RBOCs) for consumer and small business customers and aggressive pricing by traditional interexchange carriers and the RBOCs for enterprise customers. Minute volume increased 14% in the 2004 third quarter and 12% in the 2004 year-to-date period compared to the same 2003 periods. Voice revenues generated from the provision of services to Wireless and Local represented 13.1% of total voice revenues in the 2004 third quarter and 12.6% in the 2004 year-to-date period compared to 11.9% and 11.8% in the same 2003 periods.

Data Revenues

Data revenues decreased 8% in the 2004 third quarter and 5% in the 2004 year-to-date period from the same 2003 periods. The year-to-date decrease was driven by declines in frame relay and private line services partially offset by an increase in asynchronous transfer mode (ATM) and managed network services. ATM revenues in the 2004 third quarter were flat and managed network services, frame relay and private line services declined from the 2003 third quarter.

Internet Revenues

Internet revenues decreased 23% in the 2004 third quarter and 14% in the 2004 year-to-date period from the same 2003 periods. The decline was mainly driven by a decrease in Dial IP and Web Hosting services, somewhat offset by an increase in dedicated IP. Sprint made the decision to exit the Web Hosting business in the 2003 second quarter. In the 2004 third quarter, a large Dial IP contract expired. In October 2004, Sprint completed the sale of its wholesale Dial IP business for $34 million. These assets were classified as held for sale at September 30, 2004, and an associated pre-tax non-cash charge of $21 million was included in the 2004 third quarter impairment charge.

Other Revenues

Other revenues increased 84% in the 2004 third quarter and 31% in the 2004 year-to-date period from the same 2003 periods. The increase was primarily due to higher equipment sales and government services.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by Long distance's domestic customers, costs to operate and maintain our long-distance networks, and costs of equipment sales. These costs increased 2% in the 2004 third quarter compared to the same 2003 period, but were flat in the 2004 year-to-date period from the same 2003 period. The increase is primarily attributable to higher volumes. On a year-to-date basis, the increase was offset by renegotiated access rate agreements and initiatives to reduce access unit costs. Costs of services and products for Long distance were 60.0% of net operating revenues in the 2004 third quarter and 57.8% in the 2004 year-to-date period compared to 53.7% and 53.6% for the same periods a year ago. These increases reflect the competitive pricing environment of the long-distance business and an increasing mix of lower priced affiliate volumes.

Selling, General and Administrative

SG&A expenses decreased 20% in the 2004 third quarter and 13% in the 2004 year-to-date period from the same 2003 periods. The decline was due to restructuring efforts and general cost controls. SG&A expense was 23.3% of net operating revenues in the 2004 third quarter and 26.0% in the 2004 year-to-date period compared to 26.6% and 27.6% for the same periods a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management's judgment and is based on customer specific indicators, as well as historical trending, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 0.9% in the 2004 third quarter and 1.9% in the 2004 year-to-date period compared to 0.8% and 1.7% for the same 2003 periods. Reserve for bad debt as a percent of outstanding accounts receivable was 10.0% at the end of the 2004 third quarter and 11.0% at year-end 2003.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense decreased 9% in the 2004 third quarter and 11% in the year-to-date period from the same periods a year ago primarily driven by a decreased asset base due to the asset impairments associated with the wind-down of the Web Hosting business announced in the 2003 second quarter, as well as the extension of the depreciable life of certain high-capacity transmission equipment from eight years to twelve years due to slower anticipated evolution of technology and limited physical deterioration. This extension in life decreased the 2004 third quarter and year-to-date depreciation expense in Long distance by approximately $25 million and $74 million, respectively.

As a result of the impairment of its property, plant and equipment in the 2004 third quarter, Long distance depreciation expense will decline beginning in the 2004 fourth quarter. The 2004 fourth quarter decline is expected to be approximately $190 million. Depreciation expense was 17.6% of net operating revenues in the 2004 third quarter and 17.2% in the 2004 year-to-date period compared to 17.8% and 17.9% for the same periods a year ago.

Restructuring and Asset Impairment

In the 2004 third quarter, Long distance recorded a total $3.54 billion asset impairment charge related to its property, plant and equipment.

In the 2004 third quarter, Long distance recorded a $13 million restructuring charge representing severance costs associated with Sprint's Organizational Realignment and the wind-down of the Web Hosting business. Restructuring charges associated with these events totaled $106 million in the 2004 year-to-date period.

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

- --------------------------------------------------------------------------------
Nonoperating Items
- --------------------------------------------------------------------------------

Interest Expense

Interest expense decreased $36 million in the 2004 third quarter and $124 million in the 2004 year-to-date period compared to the same periods a year ago. These decreases are primarily due to reductions in Sprint's outstanding debt.

Sprint's effective interest rate on long-term debt was 6.9% in the 2004 third quarter compared to 7.0% in the 2003 third quarter. The lower effective interest rate is primarily due to fair value interest rate swaps on $1 billion of long-term debt that were entered into during the third quarter of 2003. At September 30, 2004, the average floating rate of interest on the swapped debt was 4.7%, while the average coupon on the underlying debt was 7.2%. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt.

Premium on Early Retirement of Debt

In the third quarter of 2004, Sprint recorded a premium of $38 million due to early retirement of $516 million of its long-term senior notes. These notes had interest rates ranging from 6% to 6.9% and maturity dates ranging from 2007 to 2028.

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

Other Income (Expense), net

Other income (expense), net consisted of the following:


                                                        Quarters Ended                      Year-to-Date
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
                                                                           (millions)
Dividend and interest income                  $        19       $       17        $        36      $         38
Equity in net losses of affiliates                     (8)             (17)               (30)              (45)
Amortization of debt costs                             (6)             (11)               (27)              (26)
Royalties                                               4                3                 11                10
Litigation settlement                                   -               17                  -               (33)
Tracking stock recombination
   advisory fees                                        -                -                (15)                -
Other, net                                              4               (5)                 8               (22)
- --------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Total                                         $        13       $        4        $       (17)     $        (78)
                                              --- ------------- -- -------------- -- ------------- --- -------------


Equity in net losses of affiliates was driven by Sprint's investment in Virgin Mobile USA, in all periods presented.

Amortization of debt costs includes the recognition of $3 million of deferred costs associated with the prepayment of $516 million in senior notes in the 2004 third quarter and $9 million of deferred debt costs associated with the prepayment of $750 million of equity unit notes in the 2004 second quarter.

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

Income Taxes

See Note 13 of the Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes related to continuing operations.

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

- --------------------------------------------------------------------------------
Financial Condition
- --------------------------------------------------------------------------------

Sprint's consolidated assets of $39.8 billion reflect a decrease of $2.9 billion in the 2004 year-to-date period. Cash and equivalents increased $1.6 billion as cash provided by operations and proceeds from the equity unit forward purchase contract settlement exceeded capital expenditures, debt, and dividend payments. Accounts receivable, net, increased $331 million due to the higher wireless subscriber base. Net property, plant, and equipment decreased $4.7 billion due to the total $3.54 billion impairment of Sprint's Long distance property, plant and equipment as well as depreciation expense that exceeded capital expenditures by $1.0 billion for the 2004 year-to-date period.

Investments in debt securities, included in both other current and other noncurrent assets, have declined by $116 million as proceeds from maturities and called securities have been reinvested in cash equivalents.

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

Operating Activities

Sprint's operating cash flows of $4.5 billion increased $166 million in the 2004 year-to-date period from the same 2003 period. This growth is driven by higher wireless revenues and various company-wide cost containment initiatives somewhat offset by declining wireline revenues and higher consolidated working capital requirements.

Investing Activities

Sprint's cash flows used by investing activities totaled $2.6 billion in the 2004 year-to-date period compared to $2.4 billion in the same 2003 period. Capital expenditures account for the majority of Sprint's investing activities. Wireless capital expenditures were incurred mainly to maintain and enhance network reliability and upgrade capabilities for providing new products and services. Local incurred capital expenditures to accommodate voice grade equivalent growth, expand capabilities for providing enhanced services, convert our network from circuit to packet switching, continue the build-out of high-speed DSL services, meet regulatory requirements, and replace network and support assets. Long distance capital expenditures were incurred mainly to maintain network reliability and upgrade capabilities for providing new products and services. The overall increase in capital expenditures in 2004 was driven by higher Wireless spending, somewhat offset by Local and Long distance spending reductions.

Financing Activities

Sprint's cash flows used by financing activities totaled $382 million in the 2004 year-to-date period and $2.7 billion in the same 2003 period. In 2004, financing activities include $1.8 billion of proceeds from the issuance of common stock mainly from the settlement of the equity unit forward purchase contracts. Financing activities also include a $1.7 billion reduction of debt in the 2004 year-to-date period compared with a reduction of $2.4 billion in the same 2003 period. The debt reduction in the 2004 year-to-date period was primarily due to the prepayment of senior notes and a portion of Sprint's equity unit notes, as well as payment of scheduled maturities on senior notes. The debt reduction in the 2003 year-to-date period was mainly due to the tender for the 2003 and 2004 senior notes and the prepayment of borrowings under the Long distance accounts receivable securitization facility. Sprint paid cash dividends of $485 million in the 2004 year-to-date period compared with $343 million in the same 2003 period. The dividend increase was due primarily to additional shares of FON common stock issued in the April 2004 tracking stock recombination.

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

Liquidity

Prior to 2003, Sprint used the long-term bond market, as well as other financial markets, to fund its needs. As a result of its improved liquidity position, Sprint has not recently accessed the capital markets and does not currently expect to do so in 2004 to fund either capital expenditures or operating requirements.

In June 2004, Sprint entered into a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had letters of credit serving as a backup to various obligations of approximately $121 million as of September 30, 2004.

Sprint has a Wireless accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $356 million was available as of September 30, 2004.

Sprint has a Long distance accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of September 30, 2004, Sprint had more than $406 million total funding available under the facility.

The undrawn loan facilities described above would charge interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint's credit ratings.

Debt maturities, including capital lease obligations, total approximately $160 million for the remainder of 2004 and $1.3 billion for 2005. Sprint's $4.0 billion cash balance at September 30, 2004 and expected 2004 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At September 30, 2004, Sprint's most restrictive debt covenant would allow an additional $8.9 billion of debt. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Fitch Ratings currently rates Sprint's senior unsecured debt at BBB with a stable outlook. Standard and Poor's Corporate Ratings currently rates Sprint's long-term senior unsecured debt at BBB-. On October 8, 2004, Standard and Poor's placed Sprint's rating on CreditWatch with positive implications. Moody's Investor Service currently rates Sprint's long-term senior unsecured debt at Baa3 and on August 20, 2004 improved the outlook to positive from stable.

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

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of September 30, 2004, Sprint had no outstanding interest rate cash flow hedges.

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

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers and from the operation of its international subsidiaries. These international operations were immaterial to the consolidated financial position at September 30, 2004 or results of operations or cash flows for the quarter ended September 30, 2004. Sprint has not entered into any significant foreign currency forward and option contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Approximately 93% of Sprint's outstanding debt at September 30, 2004 is fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because Sprint intends to hold these obligations to maturity unless market conditions are favorable.

As of September 30, 2004, Sprint held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint pays a floating rate of interest equal to the six-month LIBOR, plus a fixed spread, which averaged 4.7% as of September 30, 2004, and received an average interest rate equal to the coupon rates stated on the underlying senior notes of 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $48 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore, there is no impact on earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable-rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $17 million on the Statements of Operations and Consolidated Statements of Cash Flows at September 30, 2004. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decrease in market interest rates would cause a $569 million increase in fair market value of its debt to $20 billion.

Foreign Currency Risk

Sprint also enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges and the operation of international subsidiaries. The dollar equivalent of Sprint's net foreign currency payables from international settlements was $42 million and net foreign currency receivables from international operations was $23 million at September 30, 2004. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $3 million.

                                                                         PART I.
                                                                          Item 4

Item 4.  Controls and Procedures

In connection with the preparation of this Form 10-Q and as of September 30, 2004, under the supervision and with the participation of Sprint's management, including Sprint's Chief Executive Officer and Chief Financial Officer, Sprint carried out an evaluation of the effectiveness of the design and operation of Sprint's disclosure controls and procedures. Based on these discussions and the report of Sprint's internal auditors, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2004 in providing reasonable assurance that information required to be disclosed in reports Sprint files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No changes were made in Sprint's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Sprint's internal controls over financial reporting.

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

PART II.
                                                               Other Information

PART II. - Other Information

Item 1.  Legal Proceedings

         In 2003, a series of putative class action lawsuits were filed by shareholders against Sprint, certain current and former officers and directors, and its former auditor, Ernst & Young (EY). The lawsuits alleged that Sprint's financial statements were misleading as a result of failure to disclose personal tax strategies utilized by senior executives of Sprint and allegedly sponsored by EY, and that EY was not independent. The cases were consolidated into a single proceeding in the U.S. District Court for the District of Kansas, and in April 2004, the court dismissed those allegations on defendants' motion and dismissed EY with prejudice, but permitted plaintiffs to amend their complaint against other defendants. Plaintiffs filed an amended complaint alleging that Sprint's 2001 and 2002 proxy statements were misleading because they described new employment agreements entered into with senior executives without disclosing that the board allegedly was considering terminating those same executives. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. In September, 2004, the court denied defendants' motion to dismiss these new allegations, and the parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter.

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

Item 2.  Changes in Securities

         Sale of Unregistered Equity Securities

         In September 2004, Sprint issued to certain of its directors and current and former executive officers an aggregate of 5,440 unregistered restricted stock units relating to shares of FON common stock. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of FON common stock once the unit vests. The restricted stock units are scheduled to vest beginning in 2005 and ending in 2007. Delivery of the shares may be delayed under certain circumstances.

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


         Issuer Purchases of Equity Securities


                                       --- ---------------- --- ----------------- -- ------------- -----------------
                                                                                        Total       Maximum Number
                                                                                      Number of    (or Approximate
                                                                                       Shares        Dollar Value)
                                                                                     Purchased      of Shares that
                                                                                     as Part of       May Yet Be
                                            Total Number         Average Price        Publicly     Purchased Under
                                             of Shares               Paid             Announced     the Plans or
               Period                       Purchased(1)        Per Share(2),(3)      Plans or        Programs
                                                                                      Programs
                                       --- ---------------- --- ----------------- -- ------------- -----------------

         July 1 through July 31
              FON common stock                 5,206        $       17.512                  -             -

         August 1 through August 31
              FON common stock                 2,471        $       18.320                  -             -

         September 1 through
           September 30
              FON common stock                 1,198        $       18.358                  -             -


         (1) All acquisitions of equity securities during the 2004 third quarter were the result of the operation of the terms of Sprint's shareholder approved equity compensation plans (the Management Incentive Stock Option Plan and the 1997 Long-Term Stock Incentive Program) and the terms of the equity grants pursuant to those plans, as follows: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units, and (iii) the exercise of options. Excludes shares used for the exercise price of options and required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units when only the net shares were issued.

         (2) Excludes the amount paid in the 2004 third quarter for fractional shares of FON common stock acquired in the 2004 second quarter recombination of the PCS common stock and FON common stock. Pursuant to Sprint's Articles of Incorporation, the cash value per share is determined by averaging the high and low reported sales price of the FON common stock on the fifth trading day before the date on which the payment is made. The payment is made when the certificates for PCS common stock are surrendered for exchange. In the 2004 third quarter, payment was made for an aggregate of 128.5 shares of FON common stock at an average price per share of $18.14.

         (3) Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the date of vesting of the restricted stock, the delivery date of the stock underlying restricted stock units, and the date of the exercise of the option.

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

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 2004.

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges were inadequate to cover fixed charges by $3.1 billion in the 2004 third quarter and $2.3 billion in the year-to-date period and were inadequate to cover fixed charges by $769 million and $609 million in the same 2003 periods. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

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

                  (c) Certificate of Elimination of Designations of Preferred Stock-Eighth Series, dated as of April 23, 2004
                         (filed as Exhibit 3(c) to Sprint Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

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

           (10)   Executive Compensation Plans and Arrangements

                  (a) Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee, Fuller and Lauer.

                  (b) Form of 2004 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers.

                  (c) Form of 2004 Award Agreement (awarding restricted stock units) with Directors.

                  (d)    Management Incentive Plan, as amended (filed as Exhibit
                         10.1 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

                  (e) Executive Deferred Compensation Plan, as amended, including summary of certain Amendments to the Executive Deferred Compensation Plan (filed as Exhibit
                         10.2 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

                  (f)    Directors' Deferred Fee Plan, as amended (filed as
                         Exhibit 10.3 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

                  (g) 1997 Long-Term Stock Incentive Program, as amended (filed as Exhibit 10.4 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

                  (h) Employment Agreement between Sprint Corporation and one of its Executive Officers (Mr. Kelly).

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