Form 10-K
period 2004-12-31
SPRINT CORP
filed 2005-03-11
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-04721

SPRINT CORPORATION

(Exact name of registrant as specified in its charter)

KANSAS	48-0457967
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

P.O. Box 7997, Shawnee Mission, Kansas	66207-0997 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(913) 624-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
FON Common Stock, Series 1, $2.00 par value, and Rights	New York Stock Exchange
Guarantees of Sprint Capital Corporation 6.875% Notes due 2028	New York Stock Exchange

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

Aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2004, was $25,093,779,265.

COMMON SHARES OUTSTANDING AT FEBRUARY 28, 2005:

FON COMMON STOCK
Series 1	1,392,712,636
Series 2	85,295,514

Documents incorporated by reference.

Registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant’s fiscal year ended December 31, 2004, is incorporated by reference in Part III hereof.

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K	Sprint Corporation

Part I

Item 1. Business

The Corporation

Sprint Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted in its subsidiaries. Unless the context otherwise requires, references to “Sprint,” “we,” “us” and “our” mean Sprint Corporation and its subsidiaries.

Sprint is a global communications company offering an extensive range of innovative communication products and solutions, including wireless, long distance voice and data transport, global Internet Protocol (IP), local and multiproduct bundles. Sprint operates a 100% digital personal communications service (PCS) wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Sprint, together with third party affiliates, operates PCS wireless systems in over 350 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint’s wireless service, including third party affiliates, reaches a quarter billion people. Combined with our wholesale partners and Sprint PCS Affiliates, we served a total of 24.7 million wireless subscribers at the end of 2004. Sprint currently serves approximately 7.7 million access lines in its franchise territories in 18 states. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. Sprint is one of the largest carriers of Internet traffic, and provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers.

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003.

Sprint’s website address is www.sprint.com. Information contained on our website is not part of this annual report.

Elimination of Tracking Stocks

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including Wireless, Local and Long distance.

Proposed Merger and Contemplated Spin-off

In December 2004, the boards of directors of Sprint and Nextel Communications, Inc. (Nextel) each unanimously approved a strategic merger combining Sprint and Nextel in what we intend to be a “merger of equals.” When the proposed merger is completed, Sprint will change its name to Sprint Nextel Corporation and the Sprint Nextel common stock will be quoted on the New York Stock Exchange. Existing shares of Sprint common stock will remain outstanding as Sprint Nextel common stock, as Sprint is the acquiring entity for legal and accounting purposes. Under the terms of the merger agreement, at closing each share of Nextel class A common stock and Nextel class B common stock will be converted into shares of Sprint Nextel common stock and Sprint Nextel non-voting common stock, respectively, as well as a small per share amount of cash, with a total value expected to equal 1.3 shares of Sprint Nextel common stock. Nextel zero-coupon, convertible, redeemable preferred stock will be converted into Sprint Nextel zero-coupon, convertible, redeemable preferred stock.

The proposed merger is subject to shareholder approval, as well as various regulatory approvals. It is subject to other customary closing conditions and is expected to be completed in the second half of 2005.

Sprint and Nextel intend to spin-off Sprint’s local telecommunications business after the proposed merger is completed. In order to facilitate the spin-off on a tax-free basis, the exact allocation of cash and shares of Sprint Nextel common stock that Nextel common stockholders will receive in the proposed merger will be adjusted at the time the merger is completed. The aggregate cash portion of the merger consideration is capped at $2.8 billion.

Statements contained in this annual report relating to our business strategies, operating plans, planned expenditures, expected capital requirements, future dividend payments and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed merger with Nextel or the contemplated spin-off of our local telecommunications business.

Business Environment

Sprint’s operations are divided into three lines of business: Wireless, Local and Long distance operations. In the 2003 fourth quarter, Sprint undertook an initiative to realign internal resources (Organizational Realignment). This effort was implemented to enhance our focus on the needs and preferences of two distinct consumer types – businesses and individuals. This effort is enabling Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions. Sprint continues to measure its results using the current business segmentation, taking into consideration the re-aligned customer-focused approach in 2004.

The Organizational Realignment resulted in and could continue to result in decisions requiring restructuring charges and asset impairments. See Note 7 of Notes to Consolidated Financial Statements for more information relating to these activities.

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. Due to changes in telecommunications, including bankruptcies, over-capacity and the highly competitive pricing environment in all telecommunications sectors, Sprint has taken actions to appropriately allocate capital and other resources to enable sustaining cash contribution. Sprint routinely assesses the implications of these actions on its operations and these assessments may continue to impact the future valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In February 2005, Sprint reached a definitive agreement with Global Signal Inc. (Global Signal) under which Global Signal will have exclusive rights to lease or operate more than 6,600 communication towers owned by Sprint for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful re-negotiation of the underlying ground leases at the end of their current lease terms. Sprint has committed to sublease space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet.

Access to Public Filings and Board Committee Charters

Sprint provides public access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on Sprint’s website at the following address: www.sprint.com/sprint/ir. These documents are provided as soon as is practicable after filing with the SEC. These documents may also be found at the SEC’s website at www.sec.gov.

Sprint also provides public access to its Code of Ethics, entitled The Sprint Principles of Business Conduct, its Corporate Governance Guidelines and the charters of the following committees of its board of directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The ethics code, corporate governance guidelines and committee charters may be viewed free of charge on Sprint’s website at the following address: www.sprint.com/governance. They may also be obtained free of charge by writing to: Sprint Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B206, Overland Park, Kansas 66251. If a provision of the ethics code required under the New York Stock Exchange corporate governance standards or the Sarbanes-Oxley Act is materially modified, or if a waiver of the ethics code is granted to a director or executive officer, the notice of such amendment or waiver will be posted on Sprint’s website. While only the board of directors or the Audit Committee may consider a waiver for an executive officer or director, Sprint does not expect to grant waivers.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 908 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31(a), 31(b), 32(a) and 32(b) to this annual report. We also filed with the New York Stock Exchange in 2004 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Sprint of the New York Stock Exchange corporate governance listing standards.

Wireless

General

Wireless operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Wireless, together with third party affiliates, operates PCS systems in over 350 metropolitan markets, including the 100 largest U.S. metropolitan areas, and reaches a quarter billion people. Combined with wholesale partners and Sprint PCS Affiliates, Wireless served 24.7 million subscribers at the end of 2004. Wireless provides nationwide service through a combination of:

•	operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format,

•	affiliating under commercial arrangements with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets, and

•	roaming on other providers’ digital networks that use CDMA.

Wireless subscribers can use their phones through roaming agreements in countries other than the United States, including areas of:

•	Asia Pacific, including China, Guam, Hong Kong, Taiwan, Thailand and New Zealand,

•	Canada and Mexico,

•	Central and South America, including Argentina, Bolivia, Chile, Ecuador, Guatemala, Paraguay, Peru, Uruguay and Venezuela, and

•	Most major Caribbean Islands.

The total number of subscribers at year-end 2004 reflects an approximate 90 thousand reduction from the previously disclosed number. This was due to a 67 thousand overstatement of direct subscribers and a 23 thousand overstatement of Sprint PCS Affiliate subscribers. Subscriber counts reflect activated wireless handsets and other devices, excluding those activated for demonstration or testing purposes. As a result of internal analysis, Sprint recently concluded that previously-reported subscriber counts had inadvertently included a limited number of devices used for demonstration or testing purposes, and that this error had occurred over several years. Additional process controls have been established to prevent reoccurrence of this situation and, because the amount of the error is not material to any previously-disclosed information, this error has been corrected by adjusting the number of year-end 2004 subscribers.

Sprint’s third generation (3G) capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as “Sprint PCS VisionSM,” allows consumer and business subscribers to use their Vision-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

Sprint is continuing to execute its plans for faster wireless data speeds by deploying Evolution Data Optimized (EV-DO) technology across the Sprint Nationwide PCS Network. With average user speeds of 300-500 kilobits per second and peak rates of up to 2.4 megabits per second for downloads, EV-DO will provide mobile-device data speeds up to 10 times faster than on our current network. In addition, this technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards™. Sprint is targeting the first commercial roll-out of EV-DO in the 2005 second quarter and subsequent roll-outs throughout 2006. Additional traffic volumes related to EV-DO may require future capital expenditures.

Wireless supplements its own network through commercial affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer wireless services under Sprint’s brand on CDMA networks built and operated at their own expense. We call these companies Sprint PCS Affiliates. Generally, the Sprint PCS Affiliates use spectrum owned and controlled by Sprint. Sprint has amended its existing agreements with a majority of the Sprint PCS Affiliates to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover approximately 80% of the subscribers served by all Sprint PCS Affiliates. The agreements provide simplified and predictable long-term pricing for fees charged to the Sprint PCS Affiliates for inter-area service. In addition, the agreements settled all significant outstanding disputes with these affiliates.

One Sprint PCS Affiliate, which has not agreed to amend its existing agreement with us, has filed suit against us. This same affiliate and some other Sprint PCS Affiliates are disputing and refusing to pay amounts owed to Sprint. Reserves have been established that are expected to provide for the ultimate resolution of these disputes. Wireless may incur additional expenses to ensure that service is available to its subscribers in the areas served by the Sprint PCS Affiliates. If any of the Sprint PCS Affiliates cease operations, Wireless could incur roaming charges in areas where service was previously provided by the Sprint PCS Affiliates or may be required to cover costs associated with Federal Communications Commission (FCC) buildout and renewal requirements, as well as experience lower revenues.

Sprint is subject to exclusivity provisions and other restrictions under its arrangements with the Sprint PCS Affiliates. Once the proposed merger is completed, continued compliance with those restrictions may limit the ability to fully integrate the operations of Sprint and Nextel in areas managed by the Sprint PCS Affiliates, and Sprint or Sprint Nextel could incur significant costs to resolve issues related to the proposed merger under these arrangements. We are currently working with Sprint PCS Affiliates to modify our arrangements with them such that the proposed merger of Sprint and Nextel will be mutually beneficial.

Wireless also provides services to companies that resell wireless services to their subscribers on a retail basis under their own brand using the Sprint Nationwide PCS Network. These companies bear the costs of acquisition, billing and customer service. In June 2002, Virgin Mobile USA, LLC, a joint venture between Sprint and the Virgin Group, launched services targeting youth and pre-pay segments. Sprint also has a multi-year, exclusive wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers use Sprint’s Nationwide PCS Network and have access to Sprint PCS Vision data services. Qwest began adding new subscribers under this agreement in the 2004 first quarter. In the 2004 second quarter, existing Qwest subscribers began transitioning to Sprint’s Nationwide PCS Network and this transition is expected to be substantively complete by the 2005 first quarter.

The financial performance for Wireless for 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
	(millions)
Net operating revenues	$14,647	$12,690	$12,074

Operating income(1)	$1,552	$634	$527

(1)	See Part II, Item 7 Segmental Results of Operations – Wireless for more information regarding financial performance.

Competition

The market for wireless services is highly competitive. Sprint’s wireless operations compete against a number of carriers including four other national wireless companies: Cingular Wireless, Verizon Wireless, Nextel and T-Mobile. Each of the markets in which Wireless competes is served by other wireless service providers. A majority of the markets, including each of the top 50 metropolitan markets, have five or more service providers including Sprint. Competition may continue to increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, more experienced and more financially stable wireless operators, or as new firms enter the market as additional radio spectrum is made available for commercial wireless services. Consolidation of the industry is ongoing and the recent combination of Cingular Wireless and AT&T Wireless Services has resulted in Cingular Wireless being the largest competitor.

Strategy

Wireless intends to increase capacity and enhance network coverage, and to increase market penetration by aggressively marketing competitively priced PCS products and services under the Sprint brand name, offering enhanced voice and data services and seeking to provide a superior customer experience. It also expects to increase market penetration through its investment in Virgin Mobile USA, which targets the youth and pre-pay segments, and from its other wholesale offerings. The principal elements of Wireless’ strategy for achieving these goals are:

•	using state-of-the-art technology,

•	leveraging the operating scale of Sprint’s Nationwide PCS Network to achieve significant cost advantages in purchasing power, operations, and marketing,

•	seeking to deliver superior service to its customers,

•	growing its customer base using multiple distribution channels,

•	delivering innovative products and services,

•	continuing to increase capacity and enhance coverage, and

•	offering Sprint’s entire product portfolio.

Local

General

Local consists mainly of regulated incumbent local phone companies serving approximately 7.7 million access lines in 18 states. Local provides local voice and data services, including Digital Subscriber Line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local network, nationwide long distance services to residential customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. Local provides wireless and video services to customers in its franchise territories through agency relationships.

Local’s financial performance for 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
	(millions)
Net operating revenues	$6,021	$6,130	$6,244

Operating income(1)	$1,766	$1,862	$1,815

(1)	See Part II, Item 7 Segmental Results of Operations – Local for more information regarding financial performance.

Competition

Local’s franchise territories are principally in suburban and rural markets. Competition in these markets is occurring more gradually than for the Regional Bell Operating Companies: Verizon, BellSouth, SBC Communications and Qwest (RBOCs). In urban areas there is substantial competition and there is increasing competition in less urban areas. Cable companies selling cable modems continue to provide competition for high-speed data services for residential customers and have begun providing voice telephone services to the home in some areas. In addition, e-mail and wireless service usage has eroded Local’s access and long-distance revenues. Mergers or other combinations involving competitors may increase competition. Competition in these services is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability.

Strategy

Local’s strategy is focused on growing its share of communications spending within its franchised service areas through broad-based product and service differentiation. Local is bundling Sprint’s entire portfolio of wireline and wireless services, providing video capability with Echostar Communications Corp., and expanding DSL coverage. In addition, Local plans to continue to enhance its customers’ service experience with a single, clear invoice and integrated customer care for all bundled services.

Long distance

General

Long distance provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as IP and frame relay and managed network services. Sprint is one of the nation’s largest providers of long-distance services, and operates all-digital long distance and tier one IP networks. Long distance is selling into the cable telephony market through arrangements with cable companies that resell Sprint long-distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities.

In 2001, Sprint announced it would halt further deployment of Multipoint Multichannel Distribution Services (MMDS), which are now referred to as Broadband Radio Services (BRS), using current line of sight technology. Current video and high speed data customers continue to receive service. In the 2003 third quarter, Sprint’s ongoing evaluation of its business use for the BRS spectrum resulted in a decision to end pursuit of a residential fixed wireless strategy and an impairment of spectrum carrying value. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

Sprint determined that business conditions and events occurring in the 2004 third quarter and impacting its Long distance operations constituted a “triggering event” requiring an evaluation of the recoverability of the Long distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Sprint reevaluated its strategy and financial forecasts in the 2004 third quarter resulting in a $3.52 billion pre-tax non-cash impairment charge of the Long distance long-lived assets. This charge reduced the net carrying value of Long distance property, plant and equipment by about 60%, to $2.29 billion at September 30, 2004. For additional information see Note 7 of Notes to Consolidated Financial Statements.

In the 2003 second quarter, Sprint announced the wind-down of its Web Hosting business.

Long distance’s financial performance for 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
	(millions)
Net operating revenues	$7,327	$8,005	$8,956

Operating loss(1)	$(3,589)	$(1,442)	$(207)

(1)	See Part II, Item 7 Segmental Results of Operations – Long distance for more information regarding financial performance.

Competition

Long distance competes with AT&T, MCI, Level 3, the RBOCs, and cable operators and other telecommunications providers in all segments of the long distance communications market. Both AT&T, which has agreed to be acquired by SBC Communications, and MCI, which may be acquired by Verizon, continue to be the two largest competitors in the domestic long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to fill their networks with traffic volume. The RBOCs have proven to be formidable long distance competitors. In addition, long distance services provided by wireless service providers and IP-based services are expected to continue to adversely affect Long distance. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Sprint’s ability to compete successfully will depend on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long-distance services.

Strategy

In order to maintain market share in an increasingly competitive long distance communications environment, Long distance intends to leverage its principal strategic assets: its high-capacity national fiber-optic network, its tier one IP network, its base of business and residential customers, its established national brand, and offerings available from other Sprint operating entities. Long distance will focus on expanding its presence in the data communications markets and deploying network and systems infrastructure, including IP-driven telecommunications solutions, which provide reliability, cost effectiveness and technological improvements.

Legislative and Regulatory Developments

Telecommunications services are subject to regulation at the federal level by the FCC and at the state level by public utilities commissions. In general, incumbent local exchange carriers (ILECs) such as Sprint’s local phone companies are subject to the most extensive regulation. Regulation not only covers rates and service terms, but also the terms on which ILECs provide connections and network elements to potential competitors known as competitive local exchange carriers (CLECs). Long distance providers are subject to less regulation, but still must comply with various statutory requirements and regulations. Commercial mobile radio service (CMRS) providers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as E-911 and wireless local number portability (WLNP). CMRS providers are also subject to state regulation over terms and conditions of service.

Telecommunications have been and remain the subject of legislative initiatives at both the federal and state levels. The Telecommunications Act of 1996 (Telecom Act) was the first comprehensive update of the Communications Act of 1934. Among other things, the Telecom Act provided a framework for local competition, but required the passage of implementing rules by the FCC and the states. These rules have been the subject of numerous court appeals, as well as lobbying efforts before Congress. In virtually every session of Congress since the adoption of the Telecom Act, legislation has been proposed to amend it, and there is growing interest in the Congress in undertaking another update of the Communications Act of 1934. In addition, members of Congress use Congressional hearings and letters to emphasize points to regulators. Congressional participation in the development of regulatory policy and enforcement makes the regulatory process less predictable and potentially adverse to Sprint’s interest. Various state legislatures also engage in regulatory policy matters.

Sprint – Wireline Operations

Competitive Local Service

The Telecom Act was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local phone markets. It also required ILECs to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow colocation of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Moreover, many of the CLECs that invested money to participate in local competition have filed for bankruptcy. However, cable companies are increasingly competing for voice telephone customers. Thus, the nature of future local competition remains unclear.

Sprint is impacted by local competition rules from two perspectives: primarily, as an ILEC serving approximately 4% of the access lines in the United States and, secondarily, as a potential CLEC for the remainder of the country’s access lines. Sprint is engaged as a CLEC providing local service to residential customers and small and medium business customers utilizing its own facilities, leased facilities and a platform of unbundled network elements (UNE-P) provided by the ILEC. The CLEC activities are not significant to Sprint’s operations, and Sprint is no longer actively engaged in adding additional UNE-P residential customers to its current base.

In December 2004, the FCC adopted an order, which will be effective on March 11, 2005, revising rules on unbundled network elements in response to a March 2004 decision of the D.C. Circuit Court of Appeals vacating significant portions of the FCC’s prior UNE rules. The order terminates the ILECs’ obligation to offer UNE-P after a one-year transition period, during which there will be some increases in the rates ILECs are permitted to charge for UNE-P, and restricts, to some extent, the availability of high-capacity loop and transport UNEs. The RBOCs and an ILEC trade association have challenged this order as not fully complying with the March 2004 court decision. The FCC order will require Long distance to discontinue its use of UNE-P unless the RBOCs agree to allow continued use of UNE-P at negotiated, commercially viable prices. Local will benefit from the UNE-P ruling, although its competitors have not made extensive use of UNE-P. The new restrictions on the availability of high-capacity loop and transport facilities as UNEs will not have a material effect either on the competition faced by Local or on Long distance’s current competitive local offerings to medium and large business customers.

Separately, the FCC is considering whether it should establish performance measures for ILEC provision of unbundled network elements and special access services, the appropriate regulatory requirements for ILEC provision of domestic broadband telecommunications, and whether to revise the methodology the states must use to establish prices for unbundled network elements.

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

The FCC and many states have established “universal service” programs to ensure affordable, quality local telecommunications services for all U.S. residents. Local currently receives approximately $200 million annually in support funds. In addition, Wireless is receiving support funds as a competitive “eligible telecommunications carrier” in selected states at a current rate of approximately $30 million annually. The FCC is considering changes in its distribution of universal service support that could adversely affect Wireless’ eligibility to receive such support or reduce the amount of support it receives. Sprint’s contributions to fund the federal universal service programs are based on a percentage of interstate and international end-user revenues from telecommunications services. These contributions are generally recovered from customers through surcharges. The FCC is considering whether to replace this revenue-based assessment in whole or in part with an assessment based on telephone numbers or connections to the public network. The Intercarrier Compensation Forum (ICF) Plan, discussed below, proposes federal universal service assessments based on both numbers and connections. Such changes would increase the contributions from Local and Wireless, while decreasing the contributions from Long distance.

In 2001, the FCC launched a proceeding to determine whether access charges, as well as reciprocal compensation for local interconnected calls, should be replaced either by a “bill-and-keep” system under which intercarrier compensation would be eliminated and all carriers would recover their costs solely from end-user customers or by a unified intercarrier compensation system in which the same rates would apply to all forms of intercarrier compensation, i.e., access and reciprocal compensation. This proceeding remains pending with the FCC, and it is difficult to predict the changes that might result or their timing and impact. In October 2004, a group of eight companies including Sprint, AT&T, MCI and SBC, known as the ICF, filed a detailed proposal for reform of intercarrier compensation calling for phased reductions in intercarrier compensation charges to a low, uniform level, except in certain rural areas over three years. Further the ICF Plan called for a transition to a zero rate, again, except in rural areas, by mid-2011. Under the ICF Plan, ILECs, including Local, would have an opportunity to make up for the reduced intercarrier compensation revenues through a combination of increases in end user charges and additional federal universal service funds. In February 2005, the FCC issued a notice seeking public comment on the ICF Plan and other reform proposals submitted by other industry groups.

In January 2005, the FCC initiated a rulemaking proceeding on whether and how it should revise its regulation of rates for special access services provided by incumbent local carriers to long distance and other carriers, typically to connect large business customers to long distance carriers networks. In addition to seeking comment on permanent changes in regulation of special access rates, the FCC also asked whether interim charges should be put in place in conjunction with a scheduled mid-2005 revision of access tariffs. This proceeding could affect the amount Local charges for special access and the amount Long distance and Wireless pay for the special access services they use.

Voice over Internet Protocol

With the growing use of Voice over Internet Protocol (VoIP), the FCC is considering the regulatory status of various forms of VoIP. The outcome of these proceedings will determine whether and how retail VoIP offerings should be regulated, as well as whether VoIP providers should pay access charges and should contribute to the federal universal service fund. In February 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed, is an unregulated “information service,” rather than a telecommunications service, and preempting any attempts by state regulatory authorities to regulate this service. In April 2004, the FCC ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations of ordinary long-distance services, including payment of access charges and contributions to universal service funds. In November 2004, the FCC preempted states from exercising entry and related economic regulation of certain other forms of VolP that originate through the use of broadband connections and specialized customer premises equipment. This ruling, which has been appealed in the courts, did not address other issues regarding VolP, such as whether these forms of VolP are “information services” or “telecommunications services,” or what regulatory obligations, such as intercarrier compensation and universal service contributions, should apply to the providers of these services. These issues remain pending in a rulemaking proceeding the FCC initiated in March 2004.

The applicability of the Communications Assistance for Law Enforcement Act (CALEA) to VolP service and other IP-based services is the subject of another rulemaking proceeding initiated in August 2004. CALEA was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law in light of emerging technologies that might be more difficult for law enforcement officials to monitor. Application of CALEA to VolP and other IP-based services could result in additional costs.

Reallocation of BRS Spectrum

The FCC has issued orders requiring relocation of licensed BRS operations from the 2150-2162 MHz band to the 2496-2502 MHz and 2618-2642 MHz as part of its efforts to clear spectrum throughout the 2.1 GHz band for Advanced Wireless Services. The orders provide that incumbents such as Sprint will be reimbursed for their relocation costs, and the FCC will establish a mechanism for that process in a future proceeding.

BRS and Educational Broadband Service (EBS) Bandplan and Service Rule Overhaul

The FCC has adopted an order that significantly reconfigures the BRS and EBS channelization scheme and revises the corresponding service rules. Sprint holds BRS licenses and leases EBS spectrum. The changes adopted by the FCC are designed to promote flexible use of the spectrum. The FCC is currently developing further revisions to the service rules that affect various operational and administrative aspects of the BRS and EBS services.

BRS License Conditions

The FCC auctioned certain BRS licenses in 1996 for a term of ten years. The licenses may be renewed by the FCC for additional ten year terms. The FCC rules required all licensees of this auctioned BRS spectrum to meet certain buildout requirements in order to retain their licenses. Prior to August 16, 2003, Sprint filed certifications for 62 of its 93 basic trading areas (BTAs) indicating that it has met the buildout requirements then in effect. However, it has not yet received confirmation from the FCC that the requirement has been met in any BTA. Sprint, other BRS licensees and the BRS trade association have asked the FCC to delay the buildout deadline and to amend its rules regarding the buildout obligations along with other rule changes affecting BRS service. The FCC is currently developing these rules, but has yet to act upon Sprint’s, and other licensees’, pending construction certifications. Under the now-defunct rules, failure to comply with FCC requirements in a given market could have resulted in the loss of the license for that part of the service area in which the buildout requirements are not met. Because the FCC is still developing new BRS buildout requirements, it is unclear how such failures will be addressed going forward.

Sprint – Wireless Operations

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

In 2004 new FCC rules that allow CMRS licensees to lease spectrum to other parties went into effect. Licensees now have more flexibility to use spectrum assets. Wireless has entered into spectrum leases that allow utilization of its spectrum holdings for a variety of strategic purposes. Wireless plans to utilize spectrum leasing as a means of obtaining access to additional spectrum in certain markets. On February 15, 2005, the FCC concluded an auction of 242 personal communications services licenses. Wirefree Partners III, LLC (Wirefree) won licenses in 16 markets, subject to FCC approval. Sprint has agreements with Wirefree to lease certain spectrum in those 16 markets.

Since 2003, the FCC has been reallocating additional spectrum for 3G purposes. The FCC identified which spectrum bands should be used for Advanced Wireless Services and is considering the technical parameters and service rules to govern operation in these frequencies. After this process is complete, the FCC will auction this spectrum. The FCC announced at the end of 2004 its plan to auction 90 MHz of Advanced Wireless Services spectrum in June 2006. In addition, the FCC plans to auction additional spectrum in the 700 MHz band which is currently used for analog broadcasting. With the exception of a few licenses that went unsold in prior 700 MHz auctions, the FCC has not yet scheduled dates to auction the remaining 700 MHz spectrum. It is not clear if the allocation of additional spectrum for 3G purposes and the auction of 700 MHz spectrum for mobile services will impact the value of Sprint’s current spectrum licenses.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. For example, it is considering new “harmful interference” concepts that might permit unlicensed users to “share” licensed spectrum. These new uses could impact Sprint’s utilization of its licensed spectrum.

PCS License Conditions

All PCS licenses are granted for ten-year terms. The FCC utilizes major trading areas (MTA) and BTAs for the purpose of issuing licenses for PCS. Several BTAs make up each MTA. Licenses may be revoked if the FCC’s construction requirements are not met.

All 30 MHz MTA licensees must build PCS networks offering coverage to 1/3 of the population within five years and 2/3 of the population within 10 years. In 2000, Sprint met the five-year buildout requirement in all of its MTA markets. Sprint has already met the ten-year buildout requirement in the majority of its MTA markets and expects to meet the ten-year buildout requirement in all of its MTA markets before the June 2005 deadline. All 10 MHz and 15 MHz broadband PCS licensees must construct networks offering coverage to at least 1/4 of the population or make a showing of “substantial service” within five years of license grant. In 2002, Sprint met the 10/15 MHz five-year buildout requirement in all of its BTA markets.

If applicable buildout conditions are met, PCS licenses may be renewed for additional ten-year terms. Renewal applications are not subject to auctions. If a renewal application is challenged, the FCC grants a preference commonly referred to as a license renewal expectancy to the applicant if it can demonstrate it has provided “substantial service” during the past license term and has substantially complied with applicable FCC rules and policies and the Communications Act of 1934. The FCC defines “substantial” service as service which is “sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal.”

Other FCC Requirements

Sprint’s wireless operations began providing WLNP in the 100 largest metropolitan statistical areas (MSAs) in compliance with the FCC-mandated November 24, 2003 deadline. WLNP allows customers to retain existing telephone numbers when switching from one telecommunications carrier to another, subject to certain limitations. We implemented WLNP beyond the largest 100 MSAs in 2004. The WLNP requirements impose increased operating costs on all CMRS carriers and make it easier for subscribers to change providers.

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

CALEA Requirements

CALEA requires telecommunications carriers, including Sprint, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. In December 2004, Sprint deployed packet-mode CALEA electronic capabilities in its wireless IP network compliant with industry standards. The FCC has issued a notice of proposed rulemaking to address CALEA packet-mode data requirements which could require Sprint to implement additional CALEA capabilities. Like other CMRS carriers, Wireless has sought an extension of CALEA deadlines for packet-mode data services and this request remains pending given the FCC proceeding. Law enforcement agencies, led by the Department of Justice (DOJ), Federal Bureau of Investigation (FBI), and Drug Enforcement Administration (DEA) are actively participating in a number of FCC proceedings relating to packet-mode data services. DOJ, FBI, and DEA are seeking determinations from the FCC that providers of packet-mode services – particularly Voice-Over-Packet communications – must provide electronic interception capabilities. Determinations in these FCC proceedings could affect disposition of Sprint’s CALEA extension requests for its wireless operations.

If the extension requests are not granted, Sprint could be subject to fines if it is unable to comply with a surveillance request from a law enforcement agency. Sprint has also sought clarification from the FCC on the scope of telecommunications carriers’ obligation to intercept packet-mode data services.

Other Federal Regulations

Wireless systems must comply with certain FCC and Federal Aviation Administration (FAA) regulations about the siting, lighting and construction of transmitter towers and antennas. In addition, FCC rules subject certain cell site locations to National Environmental Policy Act (NEPA) and National Historic Preservation Act (NHPA) regulation. Late in 2004, the FCC adopted significant modifications to its NHPA rules that will result in additional historic preservation review requirements and might impact antenna siting efforts in certain areas with historic properties. The FCC is currently evaluating changes to its NEPA rules that could also impact antenna siting efforts in certain areas.

Universal Service Requirements and Access Charges

The FCC and many states have established universal service programs to ensure affordable telecommunications services for all U.S. residents. In 2001, the FCC increased the “safe harbor” estimate of the amount of wireless revenues that can be attributed to interstate and international services. Although wireless carriers may still rely on their actual interstate traffic levels to determine universal service fund (USF) contributions, the FCC’s modification of the “safe harbor” increased the overall share of federal universal service funding borne by wireless carriers, including Sprint’s wireless operations.

Telecommunications providers, including wireless carriers that meet certain requirements, may be designated as Eligible Telecommunications Carriers (ETCs). Wireless ETCs may receive universal service support for providing service to consumers that use wireless services in high cost areas, typically in more rural parts of the U.S. Wireless has obtained ETC status in 18 jurisdictions, thereby making Wireless eligible for universal service support payments. Although Sprint is still a net payor into the USF, these subsidy payments to Wireless are an additional source of revenue that reduces Sprint’s overall USF obligation. The FCC is currently considering a number of measures that could restrict the ability of wireless providers to serve as ETCs. If the FCC adopts rules that limit the ability of wireless providers to serve as ETCs, Wireless may seek to rescind its ETC status in certain jurisdictions, resulting in an increase in its net payment into USF.

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

Environmental Compliance

Sprint has identified seven former manufactured gas plants where it may have some obligation to contribute to cleanup costs. Sprint continues to evaluate whether and to what extent it has liability with respect to each site and has reserved for cleanup costs. The manufactured gas plants are not currently owned or operated by Sprint, but may have been owned or operated by entities acquired by Sprint’s subsidiary, Centel Corporation, before Sprint acquired Centel. Centel and the current land owner of the site in Columbus, Nebraska are working with the Environmental Protection Agency pursuant to an administrative consent order. Amounts expended pursuant to the order are not expected to be material. Other environmental compliance and remediation expenditures mainly result from the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Sprint’s environmental compliance and remediation expenditures have not been material to its financial statements or to its operations and are not expected to have any future material adverse effects on its financial statements or its operations.

Patents, Trademarks and Licenses

Sprint owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. Sprint has a program to file applications for trademarks, service marks and patents where Sprint believes this protection is appropriate. “Sprint” and “Sprint PCS” are registered trademarks of a wholly-owned subsidiary of Sprint. Sprint services often use the intellectual property of others such as using licensed software. Sprint also licenses copyrights, patents and trademarks of others. In total, these licenses and Sprint’s copyrights, patents, trademarks and service marks are of material importance to the business. Generally, Sprint’s trademarks, trademark licenses and service marks have no limitation on duration. Sprint’s patents and licensed patents have remaining terms generally ranging from one to 19 years.

Sprint occasionally licenses its intellectual property to others. Sprint has granted licenses to others to use its registered trademark “Sprint” in certain situations, including to R.H. Donnelley in connection with the provision of telephone directories in Local’s franchise territories and to the Sprint PCS Affiliates.

Sprint has received claims in the past, and may in the future receive claims, that Sprint infringes on the intellectual property of others. These claims can be time-consuming and costly to defend and divert management resources. If these claims are successful, Sprint could be forced to pay significant damages or stop selling certain products or services. Sprint also could enter into licenses with unfavorable terms, including royalty payments, which could adversely affect Sprint’s business.

Employee Relations

At year-end 2004, Sprint had approximately 59,900 active employees. Approximately 7,300 employees were represented by unions.

In the 2003 fourth quarter and throughout 2004, Sprint recognized charges from its Organizational Realignment initiatives. The restructuring was a company-wide effort to create a more customer-focused organization. These decisions included work force reductions in each segment and corporate functions in both 2004 and 2003.

In the 2003 second quarter, Sprint announced the wind-down of its Web Hosting business. Restructurings of other Long distance operations also occurred in the continuing effort to create a more efficient cost structure. These decisions included work force reductions.

In the 2002 fourth quarter, Sprint announced plans to consolidate its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as steps to reduce operating costs. These decisions included work force reductions in each segment and corporate function. Additionally, in a separate action, Wireless announced it would reduce operating expenses through a further work force reduction.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions’ web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating its customer service operations into Network Services. Additionally, Sprint announced that Long distance would discontinue offering and supporting facilities-based DSL services to customers. These decisions included work force reductions.

In the 2002 first quarter, Wireless announced plans to close five customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer service business units. These decisions included work force reductions.

See Note 7 of Notes to Consolidated Financial Statements for more information on the impacts of these decisions.

Management

For information concerning the executive officers of Sprint, see “Executive Officers of the Registrant” in this document.

Information as to Business Segments

For information required by this section, refer to Sprint’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to Note 18 of the Notes to Consolidated Financial Statements section of the Financial Statements filed as part of this document.

Risk Factors Relating to Sprint

The businesses of Sprint and Sprint Nextel could be adversely impacted by uncertainty related to the proposed merger.

Uncertainty about whether and when the proposed merger with Nextel will be completed and how the business of Sprint Nextel will be operated after the proposed merger could adversely affect the businesses of Sprint or Sprint Nextel, including increased attempts by other communication providers to persuade Sprint subscribers to change service providers. This could increase the rate of subscriber churn for Sprint and have a negative impact on subscriber growth, revenue and the results of operations of Sprint, as well as Sprint Nextel.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of Sprint.

Completion of the proposed merger is subject to the satisfaction or waiver of various conditions, including the receipt of approvals from the Sprint and Nextel stockholders, receipt of various regulatory approvals and authorizations, and the absence of any order, injunction or decree preventing the completion of the proposed merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed for any reason, Sprint will be subject to several risks, including the following:

•	being required, under certain circumstances involving a competing takeover proposal, to pay Nextel a termination fee of $1 billion;

•	having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the proposed merger and integration planning instead of on Sprint’s core business and other opportunities that could have been beneficial to Sprint.

In addition, Sprint would not realize any of the expected benefits of having completed the proposed merger. If the proposed merger is not completed, Sprint cannot assure its stockholders that these risks will not materialize or materially adversely affect its business, financial results, financial condition and stock price.

The completion of the contemplated spin-off of the Local operations after the proposed merger cannot be assured.

Sprint and Nextel intend to spin off Sprint’s local telecommunications business as a separate entity to Sprint Nextel’s stockholders after the proposed merger, but the spin-off is not a condition to the completion of the proposed merger. There are significant operational and technical challenges to be addressed in order to successfully separate the assets and operations of the local telecommunications business from the rest of the resulting company.

The spin-off will also require the creation of a new publicly traded company with a capital structure appropriate for that company, the creation and staffing of operational and corporate functional groups and the creation of transition services arrangements between the new company and Sprint Nextel. The spin-off may result in additional and unforeseen expenses, and completion of the spin-off cannot be assured.

Completion of the spin-off will be conditioned, among other things, upon receipt of required consents and approvals from various federal and state regulatory agencies, including state public utility or service commissions. These consents and approvals, if received, may impose conditions and limitations on the business and operations of the company resulting from the spin-off. These conditions and limitations could jeopardize or delay completion of the spin-off and could reduce the anticipated benefits of the proposed merger and the spin-off.

Failure to satisfy our capital requirements could cause us to delay or abandon our expansion plans. If we incur significant additional indebtedness, it could cause a decline in our credit rating and could limit our ability to raise additional capital.

We continue to have substantial indebtedness and we will continue to require additional capital to expand our businesses. We intend to fund these capital requirements with cash flow generated from operations. If we do not generate sufficient cash flow from operations, we may need to rely on additional financing to expand our businesses. In connection with the execution of our business strategies, we are continually evaluating acquisition opportunities, and we may elect to finance acquisitions by incurring additional indebtedness. We may not be able to arrange additional financing to fund our requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our financial performance, general economic conditions and prevailing market conditions. Many of these factors are beyond our control. Failure to obtain suitable financing could, among other things, result in the inability to continue to expand our businesses and meet competitive challenges. If we incur significant additional indebtedness, our credit rating could be adversely affected. As a result, our future borrowing costs would likely increase and our access to capital could be adversely affected.

If Wireless does not continue to grow and improve profitability or if Long distance and Local do not achieve expected revenues, our ability to compete effectively and our credit rating will likely be adversely affected.

If Wireless does not continue to grow and improve profitability, we may be unable to make the capital expenditures necessary to implement our business plan, meet our debt service requirements, or otherwise conduct our business in an effective and competitive manner. This would require us to divert cash from other uses, which may not be possible or may detract from operations in our other businesses. These events could limit our ability to increase revenues and net income or cause these amounts to decline.

Long distance and Local have experienced declining operating revenues. If Long distance and Local cannot achieve expected revenues, they may be unable to make the capital expenditures necessary to implement their business plans or otherwise conduct their businesses in an effective and competitive manner. This could further damage our ability to maintain or increase our revenues as a whole.

If Wireless does not continue to grow and improve profitability, or if Long distance and Local cannot achieve expected revenues, our credit rating will likely be adversely affected. If our credit rating is adversely affected, our future borrowing costs would likely increase and our access to capital could be adversely affected.

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

We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and sales and service delivery, and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies by competitors. To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry, we could lose market share or experience a decline in revenue and net income.

Wireless Operations. Wireless competes in markets served by other wireless service providers. A majority of the markets, including each of the top 50 metropolitan markets, have five or more wireless service providers, including

Sprint. Competition may continue to increase to the extent that there are mergers or other combinations involving our competitors or licenses are transferred from smaller stand-alone operators to larger, more experienced and more financially stable wireless operators. These wireless operators may be able to offer subscribers network features or products not offered by us. The actions of these wireless operators could negatively affect our subscriber churn, ability to attract new subscribers, average revenue per user and operating costs.

We rely on agreements with competitors to provide automatic roaming capability to wireless subscribers in many of the areas of the United States not covered by our wireless network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by our wireless network or may be able to offer roaming rates that are lower than those offered by us.

Beginning in November 2003, all wireless service providers were required to offer a database solution for WLNP in the 100 largest metropolitan statistical areas. WLNP allows subscribers to retain, subject to certain geographical limitations, their existing telephone numbers when switching from one carrier to another. In addition to imposing increased costs on our wireless PCS operations, this enables our subscribers to move to other carriers without losing established telephone numbers.

Many wireless providers have been upgrading their systems and provide advanced and digital services which compete with our wireless services. Many of these wireless providers require their subscribers to enter into long term contracts, which may make it more difficult for us to attract subscribers away from these wireless providers.

We anticipate that market prices for wireless voice services and products generally will continue to decrease in the future as a result of continued competition. All of these developments may lead to greater choices for subscribers, possible consumer confusion, and increased industry churn.

Wireline Operations. Long distance competes with AT&T, MCI, Level 3, the RBOCs and cable operators, as well as a host of smaller competitors in the provision of long distance and local services. Some of these companies have built high-capacity, IP-based fiber-optic networks capable of supporting large amounts of bandwidth. These companies claim certain cost structure advantages which, among other factors, may position them well for the future. Increased competition and the significant increase in capacity resulting from new networks may drive already low prices down further. Both AT&T, which has agreed to be acquired by SBC Communications, and MCI, which may be acquired by Verizon, continue to be the two largest competitors in the domestic long-distance communications market. Sprint and other long distance carriers depend heavily on local access facilities obtained from RBOCs to serve their long distance customers. The proposed acquisitions of AT&T and MCI by two RBOCs, if approved, could give those carriers’ long distance operations cost and operational advantages with respect to these access facilities. Further, these acquisitions, if approved, could result in the loss of revenues currently received from these RBOCs and related controlled entities for Sprint long distance services. Such revenues represent about 1% of Sprint’s annual revenues.

The Telecom Act allowed the RBOCs to provide long distance services in their respective regions after they met certain conditions. The RBOCs have proven to be formidable long distance competitors. In addition, long distance services provided by wireless and IP-based operators are expected to continue to adversely affect sales of Long distance. Inter-exchange and other carriers are allowed to compete for local services by resale, by using unbundled network elements, or through their own facilities.

Local operates principally in suburban and rural markets. As a result, competition in Local markets is occurring more gradually than for the RBOCs. In urban areas where Local operates there is substantial competition by CLECs and there is increasing competition in less urban areas. Cable companies selling cable modems continue to provide competition for high-speed data services for residential customers and are beginning to offer voice telephone service using their cable facilities. E-mail and wireless services will continue to grow as an alternative to wireline services.

A high rate of subscriber churn would likely impair our financial performance.

A key element in the economic success of telecommunications carriers is the rate of subscriber churn. Current strategies to reduce subscriber churn may not be successful. A high rate of subscriber churn would impair our ability to increase the revenues of, or cause a deterioration in the operating margin of, our operating units or Sprint as a whole.

Any failure by Wireless to improve subscriber service and continue to enhance the quality of our network and meet capacity requirements of our subscriber growth will likely impair our financial performance and adversely affect our results of operations.

Wireless is working to improve subscriber service. Although improving subscriber service may increase the cost of supporting our subscribers, if we are unable to improve subscriber service, our subscribers may switch to other wireless providers.

Wireless must continue to enhance the quality of the wireless network. As we continue this enhancement, we must:

•	obtain rights to a large number of cell sites,

•	obtain zoning variances or other approvals or permits for network construction and expansion, and

•	build and maintain additional network capacity to satisfy subscriber growth.

Network enhancements may not occur as scheduled or at the cost that we have estimated. Delays or failure to add network capacity, or increased costs of adding capacity, could limit our ability to satisfy our subscribers and retain or increase the revenues and operating margin of Wireless or Sprint as a whole.

If some of our Sprint PCS Affiliates experience financial difficulties we could be forced to incur additional expenses which could adversely affect our financial performance.

We supplement our wireless network buildout through commercial affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer wireless services under Sprint’s brand on CDMA networks built and operated at their own expense. We call these companies Sprint PCS Affiliates. Generally, the Sprint PCS Affiliates use spectrum owned and controlled by Sprint. We pay these companies a fee based on billed or collected revenues for operating the network on our behalf. Sprint has amended its existing agreements with a majority of the Sprint PCS Affiliates to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover nearly 80% of the subscribers served by all Sprint PCS Affiliates. If any of the Sprint PCS Affiliates cease operations in all or part of their service area, we may incur roaming charges in areas where service was previously provided by the Sprint PCS Affiliates. We may also incur costs to meet FCC buildout and renewal requirements, as well as experience lower revenues. Failure to meet FCC buildout and renewal requirements could result in the loss of a PCS license or licenses depending on the service area.

Significant changes in the industry could cause a decline in demand for our services.

The wireless telecommunications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology such as the move to 3G wireless technology. This causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. The rapid change in technology may lead to the development of wireless telecommunications services or alternative services that consumers prefer over our services. For example, the demands for our wireless data services may be affected by the proliferation of wireless local area networks using new technologies, mesh networks using unlicensed spectrum or the enactment of new laws or regulations restricting use of wireless handsets. There is also uncertainty as to the extent to which airtime charges and monthly recurring charges may continue to decline.

The wireline industry is also experiencing significant technological change. Cable companies are providing telecommunications services to the home. Some carriers are providing local and long distance voice services over Internet Protocol (VolP), in the process avoiding access charges on long distance calls.

As a result of these changes, the future prospects of the wireless and wireline industry and the success of our services remain uncertain.

Government regulation could adversely affect our prospects and results of operations.

Wireless Operations. The licensing, construction, operation, sale, and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. The Communications Act of 1934 preempts state and local regulation of market entry by, and the rates charged by, CMRS providers, except in limited circumstances. States may regulate such things as billing practices and consumer-related issues. California imposed, then suspended, rules designed to impose consumer protections. Several other states are considering similar initiatives. If imposed, these regulations could increase the costs of our wireless operations. The Federal Trade Commission also regulates how wireless services are marketed.

The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC recently adopted significant changes to its rules governing historic preservation review of projects which could make it more difficult to deploy antenna facilities. The FCC is also considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities. The FCC, the FAA, or other governmental authorities having jurisdiction over our business could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.

The FCC grants PCS licenses for terms of 10 years that are subject to renewal and revocation. Our MTA licenses expire in 2004 and 2005, and our BTA licenses expire in 2007. We successfully renewed the two MTA licenses that expired at the end of 2004 for an additional ten year term. The remaining MTA licenses expire in June 2005. FCC rules require all PCS licensees to meet certain buildout requirements and substantially comply with applicable FCC rules and policies and the Communications Act of 1934 in order to retain their licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the PCS license for that license area. Although we believe we will meet the FCC’s buildout requirements in a timely fashion, there is no guarantee that our licenses will be renewed.

We have agreements with Wirefree to lease certain spectrum it won in Auction 58, subject to FCC approval. If the FCC fails to grant approval, our operations in areas covered by the potential leased spectrum could be adversely impacted due to spectrum constraints.

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

Failure by various regulatory bodies to make telephone numbers available in a timely fashion could result in our wireless operations not having enough local numbers to assign to new subscribers in certain markets. The FCC has adopted rules to promote the efficient use of numbering resources, including restrictions on the assignment of telephone numbers to carriers, including wireless carriers. The FCC has delegated to states the authority to assign, administer, and conserve telephone numbers. The FCC lifted its prohibition on area codes designated only for customers using a specific technology, such as an area code for only those using wireless technology, and now considers proposals submitted by state commissions seeking to implement this change on a case-by-case basis. Depending on the rules adopted by the states, the supply of available numbers could be adversely restricted. As a result, we:

•	may be required to assign subscribers non-local telephone numbers, which may be a disincentive for potential subscribers to use our wireless service,

•	may incur significant costs to either acquire new numbers or reassign subscribers to new numbers, and

•	may be unable to enroll new subscribers at projected rates.

Wireline Operations. The FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.

FCC licenses associated with BRS spectrum are subject to renewal and revocation. In 1996, the FCC auctioned certain licenses – those licensed on a BTA geographic basis – for terms of ten years. Those licenses expire in 2006. The licenses may be renewed by the FCC for additional ten-year terms. The FCC rules require all licensees of auctioned BRS spectrum to meet certain buildout requirements in order to retain their licenses for this spectrum. Although we have met these requirements in a number of our markets, there is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements in a given market could result in the loss of the BRS license for that part of the service area in which the buildout requirements are not met.

The FCC order adopted in December 2004 on unbundled network elements will eliminate the ability of our wireline operations to use the unbundled element platform to offer competing local services to small business and residential customers in areas outside the local division’s franchise territories, and the FCC’s pending reexamination of pricing guidelines for unbundled network elements could limit our future ability to use high-capacity loop and transport UNEs to offer competing local services to medium and large business customers.

The regulatory uncertainty surrounding VolP and the apparent use of VolP by some long distance carriers as a strategy to minimize access charges may adversely affect both Local’s access revenues and the competitive position of Long distance to the extent it makes less use of VolP than competitors. Adoption by the FCC of intercarrier compensation reform could reduce or eliminate other opportunities for access charge arbitrage, but could also reduce Local’s revenues unless the plan provides a mechanism to replace those revenues with revenues from other sources.

Depending upon its outcome, the FCC’s recently instituted proceeding regarding regulation of special access rates could affect Local’s charges for that service in the future.

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

We use CDMA 2000 technology as our wireless air interface standard for our wireless PCS operations because we believe the technology is superior to the GSM family of air interface technologies. CDMA 2000 has a smaller market share of global wireless subscribers compared to GSM. As a result, we have a risk of higher costs for handsets and network infrastructure than competitors who use GSM.

We have entered into outsourcing agreements related to business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of customers and revenue, interruption of our services or a delay in the roll-out of new technology.

We have entered into outsourcing agreements for the development and maintenance of certain software systems necessary for the operation of our business. We have also entered into agreements with third parties to provide service support to direct wireless subscribers. Finally, we have entered into an agreement whereby a third party will lease or operate a significant number of Sprint’s communications towers, and Sprint will sublease space on these towers. As a result, we must rely on third parties to execute our operational priorities and interface with our customers. In some cases, the policies of the United States, individual states and foreign countries could affect the provision of these services. If these third parties are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of customers.

Item 2. Properties

Sprint’s gross property, plant and equipment at year-end 2004 totaled $43.6 billion, distributed among the business segments as follows:

2004
(billions)
Wireless	$19.4
Local	19.5
Long distance	2.4
Other	2.3
Total	$43.6

Wireless’ properties consist of base transceiver stations, switching equipment and towers, as well as leased and owned general office facilities and retail stores. Wireless leases space for base station towers and switch sites for its network. At year-end 2004, Wireless had approximately 24,700 cell sites under lease (or options to lease).

In February 2005, Sprint reached a definitive agreement with Global Signal Inc. (Global Signal) under which Global Signal will have exclusive rights to lease or operate more than 6,600 communication towers owned by Sprint for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful re-negotiation of the underlying ground leases at the end of their current lease terms. Sprint has committed to sublease space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet.

Local’s properties mainly consist of land, buildings, metallic cable and wire facilities, fiber-optic cable facilities, switching equipment and other electronics. Local has been granted easements, rights-of-way and rights-of-occupancy, mainly by municipalities and private landowners. Most cable facilities are buried, but some metallic and fiber cable is above-ground on telephone poles. In addition to owning its own poles, Local also contracts with other utilities, mainly electric companies, to connect cable and wire to their owned poles.

Long distance’s properties mainly consist of land, buildings, switching equipment, digital fiber-optic network, and other transport facilities. Long distance has been granted easements, rights-of-way and rights-of-occupancy, mainly by railroads and other private landowners, for its fiber-optic network. Under various long-term lease and services agreements, MCI provides Sprint access to network facilities that compose approximately 12% of Sprint’s long distance fiber network and a larger percentage of network traffic. These network facilities are also shared or utilized by MCI.

Sprint’s corporate campus is located in the greater Kansas City metropolitan area. These assets are carried on Sprint’s Consolidated Balance Sheets.

At December 31, 2004, $796 million of Sprint’s debt outstanding represents first mortgage debt and other capital lease obligations and is secured by $15.3 billion of gross property, plant and equipment.

For information about commitments related to operating leases, see Note 17 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In February 2005, the court denied defendants’ motion to dismiss the complaint. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter.

In 2003, participants in the Sprint Retirement Savings Plan, the Sprint Retirement Savings Plan for Bargaining Unit Employees and the Centel Retirement Savings Plan for Bargaining Unit Employees filed suit in the U.S. District Court for the District of Kansas against Sprint, the committees that administer the plans, the plan trustee, and various current and former directors and officers. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by making the company contribution in FON common stock and PCS common stock and including FON common stock and PCS common stock among the more than thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that Sprint’s 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against Sprint and certain current and former officers and directors. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. Following denial of the dismissal motion, the parties stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter. The allegations in the original complaint, which asserted claims against Sprint, certain current and former officers and directors, and Sprint’s former independent auditor, were dismissed by the court in April 2004.

We have been involved in legal proceedings in various states concerning the suspension of the processing or approval of permits for wireless telecommunications towers, the denial of applications for permits and other issues arising in connection with tower siting. There can be no assurance that such litigation and similar actions taken by others seeking to block the construction of individual cell sites of our Wireless network will not, in the aggregate, significantly delay further expansion of our network coverage.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint.

While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint’s beliefs, Sprint expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint or its business segments.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

Item 10(b). Executive Officers of the Registrant

Office	Name	Age
Chairman and Chief Executive Officer	Gary D. Forsee(1)	54
President and Chief Operating Officer	Len J. Lauer(2)	47
President—Local Telecommunications Division	Michael B. Fuller(3)	60
President—Sprint Business Solutions	Howard E. Janzen(4)	50
President—Sprint Consumer Solutions	Timothy E. Kelly(5)	46
Executive Vice President—Chief Financial Officer	Robert J. Dellinger(6)	44
Executive Vice President—General Counsel and External Affairs	Thomas A. Gerke(7)	48
Executive Vice President—Chief Information Officer	Michael W. Stout(8)	58
Executive Vice President—Network Services	Kathryn A. Walker(9)	45
Senior Vice President and Treasurer	Gene M. Betts(10)	52
Senior Vice President—Strategic Planning and Corporate Development	William R. Blessing(11)	49
Senior Vice President—Human Resources	James G. Kissinger(12)	48
Senior Vice President and Controller	John P. Meyer(13)	54

(1)	Mr. Forsee was elected Chief Executive Officer in March 2003 and Chairman in May 2003. Before joining Sprint, he had served as Vice Chairman—Domestic Operations of BellSouth Corporation since January 2002, Chairman of Cingular Wireless since 2001 and President of BellSouth International since 2000. He had served as Executive Vice President and Chief Staff Officer of BellSouth Corporation since 1999.

(2)	Mr. Lauer was elected President and Chief Operating Officer in September 2003. He also served as President—Sprint PCS from October 2002 until October 2004. He had served as President—Long Distance (formerly called Global Markets Group) since September 2000. He had been elected President—Sprint Business in June 2000. Mr. Lauer served as President—Consumer Services Group of Sprint/United Management Company, a subsidiary of Sprint, from 1999 to 2000.

(3)	Mr. Fuller was elected President—Local Telecommunications Division in 1996.

(4)	Mr. Janzen was elected President—Sprint Business Solutions in April 2004. He had served as President—Long Distance since May 2003. Before joining Sprint, he served as Chairman, President and Chief Executive Officer of Williams Communications Group, Inc., a high technology company, from 2001 until October 2002 when it emerged from bankruptcy as WilTel Communications Group, Inc. Williams Communications Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in April 2002. He became President and Chief Executive Officer of Williams Communications Group, Inc. in 1995.

(5)	Mr. Kelly was elected President-Sprint Consumer Solutions in October 2004. He had served as Senior Vice President—Consumer Solutions Marketing, since October 2003. Before that, he served as President—Sprint Business. He had been elected President—Mass Markets in 2002 and President—National Consumer Organization, in 2001. From 1999 to 2001, he served as President of Tickets.com, an internet-based ticket software and distribution firm.

(6)	Mr. Dellinger was elected Executive Vice President—Chief Financial Officer in June 2002. He had served as Executive Vice President—Finance since April 2002. Before joining Sprint, he had served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as President and Chief Executive Officer of General Electric’s Employers Reinsurance Corporation’s Property and Casualty Reinsurance Business in Europe and Asia. From 1997 to 2000, he served as Executive Vice President and Chief Financial Officer of General Electric’s Employers Reinsurance Corporation.

(7)	Mr. Gerke was elected Executive Vice President—General Counsel and External Affairs in May 2003. He had served as Vice President—GMG—Business Development in Long distance since June 2002. From September 2000 to June 2002, he served as Vice President—Corporate Secretary and Associate General Counsel of Sprint. He was elected Vice President—Law, General Business and Technology in 1999. Before that he held various other positions in Sprint’s legal department.

(8)	Mr. Stout was elected Executive Vice President—Chief Information Officer in May 2003. Before joining Sprint, he served as Vice President and Chief Technology and Information Officer for GE Capital, a global financial services company, since 1998.

(9)	Ms. Walker was elected Executive Vice President—Network Services in October 2003. She had served as Senior Vice President—Network Operations for Sprint Communications Company L.P., Sprint’s long distance subsidiary, since 2002. She had served as a Vice President in the Long distance division since 1998.

(10)	Mr. Betts was elected Senior Vice President in 1990. He was elected Treasurer in 1998.

(11)	Mr. Blessing was elected Senior Vice President—Strategic Planning and Corporate Development in October 2003. He had served as Vice President—Strategic Planning and Business Development—Sprint PCS for Sprint Spectrum L.P., a Sprint subsidiary, since 2000. He had been elected Vice President—Strategic Planning—Sprint PCS for Sprint/United Management Company in 1999.

(12)	Mr. Kissinger was elected Senior Vice President—Human Resources in April 2003. He had served as Vice President—HR Operations for Sprint/United Management Company since 1996.

(13)	Mr. Meyer was elected Senior Vice President—Controller in 1993.

There are no known family relationships between any of the persons named above or between any of these persons and any outside directors of Sprint. Officers are elected annually.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock Data

	2004 Market Price
	High	Low	End of Period
FON Common Stock, Series 1
First quarter	$19.51	$15.74	$18.43
Second quarter	19.99	16.83	17.60
Third quarter	20.54	17.10	20.13
Fourth quarter	25.80	19.81	24.85
PCS Common Stock, Series 1
First quarter	10.70	5.51	9.20
Second quarter(1)	9.99	9.16	9.56

	2003 Market Price
	High	Low	End of Period
FON Common Stock, Series 1
First quarter	$16.76	$11.06	$11.75
Second quarter	15.10	10.22	14.40
Third quarter	16.20	13.55	15.10
Fourth quarter	16.72	14.72	16.42
PCS Common Stock, Series 1
First quarter	5.28	3.10	4.36
Second quarter	6.48	3.40	5.75
Third quarter	6.79	4.80	5.73
Fourth quarter	6.31	3.80	5.62

(1)	On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including Wireless, Local and Long distance.

As of February 28, 2005, Sprint had approximately 62,700 FON common stock, Series 1 record holders, and thirteen FON common stock, Series 2 record holders. The principal trading market for Sprint’s FON common stock, Series 1 is the New York Stock Exchange. The FON common stock, Series 2 is not publicly traded. Sprint paid a dividend of $0.125 per share on FON common stock, Series 1 in each of the quarters of 2004 and 2003 and a dividend of $0.125 per share on FON common stock, Series 2 in each of the last three quarters of 2004.

Sale of Unregistered Equity Securities

In December 2004, Sprint issued to certain of its directors and current and former executive officers an aggregate of 4,439 unregistered restricted stock units relating to shares of FON common stock. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of FON common stock once the unit vests. The restricted stock units are scheduled to vest beginning in 2005 and ending in 2007. Delivery of the shares may be delayed under certain circumstances.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2),(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31
FON common stock	—	$—	—	—
November 1 through November 30
FON common stock	323	$22.285	—	—
December 1 through December 31
FON common stock	2,434	$21.999	—	—

(1)	All acquisitions of equity securities during the 2004 fourth quarter were the result of the operation of the terms of Sprint’s shareholder approved equity compensation plans (the Management Incentive Stock Option Plan and the 1997 Long-Term Stock Incentive Program) and the terms of the equity grants pursuant to those plans, as follows: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units, and (iii) the exercise of options. Excludes shares used for the exercise price of options and required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units when only the net shares were issued.

(2)	Excludes the amount paid in the 2004 fourth quarter for fractional shares of FON common stock acquired in the 2004 second quarter recombination of the PCS common stock and FON common stock. Pursuant to Sprint’s Articles of Incorporation, the cash value per share is determined by averaging the high and low reported sales price of the FON common stock on the fifth trading day before the date on which the payment is made. The payment is made when the certificates for PCS common stock are surrendered for exchange. In the 2004 fourth quarter, payment was made for an aggregate of 69 shares of FON common stock at an average price per share of $20.67.

(3)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the date of vesting of the restricted stock, the delivery date of the stock underlying restricted stock units, and the date of the exercise of the option.

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

Item 6. Selected Financial Data

Consolidated Selected Financial Data

	2004	2003	2002	2001	2000
	(millions, except per share data)
Results of Operations
Net operating revenues	$27,428	$26,197	$26,679	$25,562	$23,166
Operating income (loss)(1),(3)	(303)	1,007	2,096	(910)	280
Income (Loss) from continuing operations(1),(2),(3)	(1,012)	(292)	451	(1,599)	(788)

Earnings (Loss) per Share and Dividends
Diluted and basic earnings (Loss) per common share from continuing operations:(1),(2),(3),(4),(5)	$(0.71)	$(0.21)	$0.32	$(1.16)	$(0.58)
Dividends per common share(6)	—	—	—	—	—

Financial Position
Total assets	$41,321	$42,675	$45,113	$45,619	$42,943
Property, plant and equipment, gross	43,562	53,994	51,807	48,508	42,938
Property, plant and equipment, net	22,628	27,101	28,565	28,786	25,166
Total debt (including short-term and long-term borrowings, equity unit notes and redeemable preferred stock)	17,451	19,407	22,273	22,883	18,975
Shareholders’ equity	13,521	13,113	12,108	12,450	13,596

Cash Flow Data
Net cash from operating activities—continuing operations	$6,625	$6,515	$6,178	$4,499	$4,028
Capital expenditures	3,980	3,797	4,821	8,982	7,084

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

See footnotes following Consolidated Selected Financial Data.

(1)	In 2004, Sprint recorded charges reducing Sprint’s operating income by $3.72 billion to an operating loss and reducing income from continuing operations by $2.33 billion to an overall loss from continuing operations. The charges related primarily to restructurings and a long distance network impairment, partially offset by recoveries of fully reserved MCI (formerly WorldCom) receivables.

In 2003, Sprint recorded net charges reducing Sprint’s operating income by $1.94 billion and reducing income from continuing operations by $1.20 billion resulting in an overall loss from continuing operations. The charges related primarily to restructurings, asset impairments, and executive separation agreements, offset by recoveries of fully reserved MCI (formerly WorldCom) receivables.

In 2002, Sprint recorded charges reducing Sprint’s operating income by $402 million and reducing income from continuing operations by $253 million. The charges related primarily to restructurings, asset impairments and expected loss on WorldCom (now MCI) receivables.

In 2001, Sprint recorded charges reducing Sprint’s operating income by $1.84 billion to an operating loss and increasing the loss from continuing operations by $1.15 billion. The charges related primarily to restructuring and asset impairments.

In 2000, Sprint recorded charges reducing Sprint’s operating income by $425 million and increasing the loss from continuing operations by $273 million. The charges related to the terminated WorldCom (now MCI) merger and asset impairments.

(2)	In 2004, Sprint recorded charges of $72 million, net, for premiums paid on the early retirement of debt and the recognition of deferred debt costs. These charges increased loss from continuing operations by $44 million.

In 2003, Sprint recorded charges of $36 million, for premiums paid on the early retirement of debt and for the settlement of a securities class action lawsuit relating to the failed merger with WorldCom (now MCI). Additionally, Sprint recorded a $49 million tax benefit for the recognition of certain income tax credits and adjustments for state tax apportionments. In total, these items reduced loss from continuing operations by $27 million.

In 2002, Sprint recorded charges of $134 million, related to a write-down of an investment due to declining market value offset by gains on the sales of customer contracts and Sprint’s investment in Pegaso. Additionally, Sprint recognized a tax benefit related to capital losses not previously recognizable of $292 million. In total, these items reduced loss from continuing operations by $143 million.

In 2001, Sprint recorded charges of $48 million which increased the loss from continuing operations by $81 million. These amounts primarily included a write-down of an equity investment offset by a curtailment gain on the modification of certain retirement plan benefits and a gain on investment activities.

In 2000, Sprint recorded charges of $68 million, which increased the loss from continuing operations by $74 million. The charges related primarily to write-downs of certain equity investments, offset by a gain from the sale of subscribers and network infrastructure to a PCS third party affiliate.

(3)	Sprint adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Accordingly, amortization of goodwill, spectrum licenses and trademarks ceased as of that date because they are indefinite life intangibles.

(4)	As the effects of including the incremental shares associated with options, restricted stock units and employees stock purchase plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation for years ended December 31, 2004, 2003, 2001 and 2000.

(5)	All per share amounts have been restated, for all periods before 2004, to reflect the recombination of the FON common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employees stock purchase plan shares, convertible preferred stock, and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

(6)	Before the recombination of Sprint’s two tracking stocks, shares of PCS common stock did not receive dividends. For each of the five years ended December 31, shares of FON common stock (before the conversion of shares of PCS common stock) received dividends of $0.50 per share. In the 2004 first quarter, shares of FON common stock (before the conversion of shares of PCS common stock) received a dividend of $0.125 per share. In the second, third and fourth quarters of 2004, shares of FON common stock, which included shares resulting from the conversion of shares of PCS common stock, received quarterly dividends of $0.125 per share.

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

These statements reflect management’s judgements based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer and network usage, customer growth and retention, pricing, operating costs and the economic environment.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the uncertainties related to, and the impact of, our proposed merger with Nextel and the contemplated spin-off of our local telecommunications business;

•	the effects of vigorous competition and the overall demand for Sprint’s service offerings in the markets in which Sprint operates;

•	the costs and business risks associated with providing new services and entering new markets;

•	adverse change in the ratings afforded our debt securities by ratings agencies;

•	the ability of Wireless to continue to grow and improve profitability;

•	the ability of Local and Long distance to achieve expected revenues;

•	the effects of mergers and consolidations in the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the uncertainties related to bankruptcies affecting the telecommunications industry;

•	the uncertainties related to Sprint’s investments in networks, systems, and other businesses;

•	the uncertainties related to the implementation of Sprint’s business strategies, including our initiative to realign services to enhance the focus on business and individual consumers;

•	the impact of new, emerging and competing technologies on Sprint’s business;

•	unexpected results of litigation filed against Sprint;

•	the risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	the risk that third parties are unable to perform to our requirements under agreements related to our business operations;

•	the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control; and

•	other risks referenced from time to time in Sprint’s filings with the Securities and Exchange Commission (SEC).

The words “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “providing guidance,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, and you are encouraged to review these filings.

Overview

Business

Sprint is a global communications company offering an extensive range of innovative communication products and solutions, including wireless, long distance voice and data transport, global Internet Protocol (IP), local and multiproduct bundles. Sprint is a Fortune 100 company widely recognized for developing, engineering and deploying state-of-the-art technologies.

Sprint operates a 100% digital personal communications service (PCS) wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Sprint, together with third party affiliates, operates PCS wireless systems in over 350 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint’s wireless service, including third party affiliates, reaches a quarter billion people. Combined with our wholesale partners and Sprint PCS Affiliates, we served a total of 24.7 million wireless subscribers at the end of 2004. Sprint currently serves approximately 7.7 million access lines in its franchise territories in 18 states. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. Sprint is one of the largest carriers of Internet traffic, and provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers.

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

Proposed Merger and Contemplated Spin-off

In December 2004, the boards of directors of Sprint Corporation and Nextel Communications, Inc. (Nextel) each unanimously approved a strategic merger combining Sprint and Nextel in what we intend to be a “merger of equals.” When the proposed merger is completed, Sprint will change its name to Sprint Nextel Corporation and the Sprint Nextel common stock will be quoted on the New York Stock Exchange. Existing shares of Sprint common stock will remain outstanding as Sprint Nextel common stock, as Sprint is the acquiring entity for legal and accounting purposes. Under the terms of the merger agreement, at closing each share of Nextel class A common stock and Nextel class B common stock will be converted into shares of Sprint Nextel common stock and Sprint Nextel non-voting common stock, respectively, as well as a small per share amount of cash, with a total value expected to equal 1.3 shares of Sprint Nextel common stock. Nextel zero-coupon, convertible, redeemable preferred stock will be converted into Sprint Nextel zero-coupon, convertible, redeemable preferred stock.

The proposed merger is subject to shareholder approval, as well as various regulatory approvals. It is subject to other customary closing conditions and is expected to be completed in the second half of 2005.

Sprint and Nextel intend to spin-off Sprint’s local telecommunications business after the proposed merger is completed. In order to facilitate the spin-off on a tax-free basis, the exact allocation of cash and shares of Sprint Nextel common stock that Nextel common stockholders will receive in the proposed merger will be adjusted at the time the merger is completed. The aggregate cash portion of the merger consideration is capped at $2.8 billion.

Statements contained in this annual report relating to our business strategies, operating plans, planned expenditures, expected capital requirements, future dividend payments and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed merger with Nextel or the contemplated spin-off of our local telecommunications business.

Business Environment

Sprint’s operations are divided into three lines of business: Wireless, Local and Long distance operations. In the 2003 fourth quarter, Sprint undertook an initiative to realign internal resources (Organizational Realignment). This effort was implemented to enhance our focus on the needs and preferences of two distinct consumer types— businesses and individuals. This effort is enabling Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions. Sprint continues to measure its results using the current business segmentation, taking into consideration the re-aligned customer-focused approach in 2004.

The Organizational Realignment resulted in and could continue to result in decisions requiring restructuring charges and asset impairments. See Note 7 of Notes to Consolidated Financial Statements for more information relating to these activities.

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies. Due to changes in telecommunications, including bankruptcies, over-capacity and the highly competitive pricing environment in all telecommunications sectors, Sprint has taken actions to appropriately allocate capital and other resources to enable sustaining cash contribution. Sprint routinely assesses the implications of these actions on its operations and these assessments may continue to impact the future valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In February 2005, Sprint reached a definitive agreement with Global Signal Inc. (Global Signal) under which Global Signal will have exclusive rights to lease or operate more than 6,600 communication towers owned by Sprint for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful re-negotiation of the underlying ground leases at the end of their current lease terms. Sprint has committed to sublease space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet.

Results of Operations

Management Overview

In 2004, Sprint executed against its plan and created positive momentum moving into 2005, a period of continuing dynamic change in the telecommunications industry. Highlights of the key successes and themes which shaped the year include:

•	At the beginning of the year, we re-organized our marketing, sales and support teams to focus on the specific needs of two types of consumers—businesses and individuals.

•	We recombined our tracking stocks in the 2004 second quarter. This aligned our capital structure with our integrated asset portfolio and reflects our transition from a product focused organization to a structure driven by customer needs.

•	We increased revenues 5% compared to 2003, primarily through growth in Wireless revenues and steady performance in Local offset by a decline in Long distance. By year-end 2004, approximately 65 percent of our revenue came from wireless, internet and other data services, such as DSL. This underscores the importance of our balanced mix of assets. Even as Long distance and Local continued to feel the pressure from technology substitution, usage trends and competition, our results in growth sectors like wireless data and DSL helped offset the impacts to our bottom line.

•	We improved the customer experience. In Wireless, we instituted “Sprint PCS Fair & FlexibleSM” pricing and the Better Wireless Guarantee. Subscribers are enjoying more of our advanced features and options, as was shown in the growth of data. In Local, we have been very successful with our bundled offerings, and by year-end, 70 percent of households subscribed to at least one strategic product.

•	We exceeded our debt reduction targets for 2004. We reduced debt by $2.0 billion and ended the year with more than $2.1 billion of additional cash and cash equivalents.

•	In December, we announced our proposed “merger of equals” with Nextel and contemplated spin-off of the local telecommunications business.

During the year, we faced challenges as well. In those situations, we made difficult decisions and took action to sustain momentum.

•	We spent significant resources restoring service and normalcy to those areas impacted by the hurricanes in the Southeast region of the United States.

•	Industry-wide business conditions in the long distance industry, including highly-competitive market pricing and a negative regulatory climate, triggered a re-evaluation of our strategy and financial forecasts, and determined that a write-down of the Long distance network of $3.52 billion was required. We recorded that impairment in value in the 2004 third quarter.

The phrase we believe describes Sprint in 2004 is “focused execution.”

Consolidated

	2004	2003	2002
	(millions)
Net operating revenues	$27,428	$26,197	$26,679

Income (Loss) from continuing operations	$(1,012)	$(292)	$451

Net operating revenues increased 4.7% in 2004 reflecting growth in Wireless revenues partially offset by declining Long distance and Local revenues.

Sprint’s income (loss) from continuing operations in 2004, 2003 and 2002 includes the after-tax impacts of the items discussed below.

In 2004, Sprint recorded net restructuring and asset impairment charges of $2.3 billion related to the impairment of Sprint’s Long distance property, plant and equipment and severance costs associated with Sprint’s Organizational Realignment and Web Hosting wind-down activities. Also included in 2004 was a $44 million charge related to the early retirement of senior notes and equity unit notes. These charges consist of premiums paid and the recognition of deferred debt costs. These charges were partially offset by a benefit of $9 million resulting from the receipt of the final payments of a bankruptcy settlement with MCI.

In 2003, Sprint recorded net restructuring charges and asset impairments of $1.2 billion. These charges were associated with the write-down due to the decline in fair value of Multipoint Multichannel Distribution Services spectrum, now called Broadband Radio Services (BRS), other asset impairment charges, facilities and severance charges associated with the termination of the web hosting business, impairment charges associated with the termination of development of a new billing platform, impairment charges associated with the termination of software development projects, and severance costs associated with Sprint’s transformation to a customer-focused organizational design, offset by the finalization of all 2001 and 2002 restructuring liabilities. Also included in 2003 was a $22 million charge in connection with separation agreements with three former executive officers, a $13 million charge mainly reflecting the premiums paid on a debt tender offer and the early retirement of Local debt, and a $9 million charge to settle a securities class action and derivative lawsuit relating to the failed merger with WorldCom (now MCI). These charges were partially offset by a $49 million tax benefit for recognition of certain income tax credits relating to various taxing jurisdictions and adjustments for state tax apportionments and a $31 million settlement of accounts receivable claims with MCI that had previously been fully reserved.

In 2002, Sprint recorded restructuring charges and asset impairments of $154 million representing consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations, impairment of a network asset, abandoned network project costs and additional steps to reduce overall operating costs. Also included in 2002 were the expected loss on receivables due to the bankruptcy declaration of WorldCom (now MCI) of $23 million, a net restructuring and asset impairment charge of $76 million, a gain on the sale of Wireless’ investment in Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) of $67 million, a gain from the sale of customer contracts of $25 million, the write-down of an investment due to declining market value of $241 million, and a tax benefit related to capital losses not previously recognizable of $292 million.

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

•	Long-lived Asset Recovery—A significant portion of Sprint’s total assets are long-lived assets, consisting primarily of property, plant and equipment (“PP&E”) and definite life intangibles, as well as goodwill and indefinite life intangibles. Changes in technology or in Sprint’s intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

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

If Sprint’s studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of Sprint’s consolidated financial statements, recorded depreciation expense would have been impacted by approximately $249 million.

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

Sprint believes that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it requires Sprint management to make assumptions about future revenues and costs of sales over the life of the asset, (2) judgement is involved in determining the occurrence of a “triggering event,” and (3) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management’s assumptions about future revenues require significant judgement because actual revenues have fluctuated in the past and may continue to do so.

In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing products and services, planned timing of new products and services, and other industry and economic factors.

When indicators are present, Sprint tests for impairment. This resulted in total PP&E impairments of $3.54 billion, $652 million, and $198 million in 2004, 2003, and 2002, respectively. In 2004, Sprint recorded $3.52 billion related to an impairment of the Long distance network assets and $21 million related to the write-down of the wholesale Dial IP assets prior to the sale of that business in October, 2004. These impairments represent 54% of Long distance’s net PP&E and 13% of the consolidated net PP&E at December 31, 2003. In 2003, Sprint recorded $303 million associated with the termination of its Web Hosting business and $349 million associated with the terminated development of a new billing platform and a software development project. These impairments represent two percent of the December 31, 2002 consolidated net PP&E. In 2002, Sprint recorded $156 million for network asset impairments and $42 million for abandoned network projects. These impairments represent less than one percent of the December 31, 2001 consolidated net PP&E.

Goodwill and Indefinite Life Intangibles

Goodwill and indefinite life intangibles are reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting unit (identified as Sprint’s operating segments) to fair value of the reporting unit. Indefinite life intangibles are tested by comparing book value to estimated fair value of the asset.

Sprint believes that the accounting estimate related to goodwill and indefinite life intangibles is a “critical accounting estimate” because (1) it requires Sprint management to make assumptions about fair values, (2) judgement is involved in determining the occurrence of a “triggering event,” and (3) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management’s assumptions about fair values require significant judgement because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

Management completed impairment analyses on both goodwill and indefinite life intangibles in the 2004 fourth quarter. These tests were performed internally. As of December 31, 2004, no impairments existed.

In the 2003 third quarter, Sprint decided to end pursuit of a residential fixed wireless strategy using its BRS spectrum. This decision required an impairment analysis of the asset. A decline in the fair value of BRS drove Long distance to record a pre-tax, non-cash charge of $1.2 billion, which reduced the carrying value to $300 million. Sprint continues to focus its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

•	Employee Benefit Plan Assumptions—Retirement benefits are a significant cost of doing business for Sprint and yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee’s expected tenure with Sprint based on the terms of the plans and the investment and funding decisions made by Sprint. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred by Sprint.

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

In determining pension obligations, assumptions are required concerning market performance. Market performance has fluctuated in the recent past and could have continued volatility in the future. In selecting its assumptions, Sprint uses historical experience, as well as objective indices, as benchmarks, and tests the benchmarks against historical industry data on these assumptions provided by an independent actuary. An increase in the discount rate would reduce the reported projected benefit obligation. In contrast, if the discount rate in 2004 used in determining the projected benefit obligation was 25 basis points lower, it would generate a $176 million increase in the projected benefit obligation reported on the balance sheet, and a $39 million increase in the benefit costs. Similarly, if the expected return on assets assumption was 25 basis points lower, it would generate a $9 million increase in current year benefit costs. This assumption is not used in calculation of the pension projected benefit obligation.

In determining post-retirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care. A one-percentage point increase in the assumed medical inflation rate would generate an $84 million increase in the accumulated postretirement benefit obligation reported on the balance sheet, and a $5 million increase in benefit costs. An increase in the discount rate would reduce the reported accumulated postretirement benefit obligation. In contrast, if the discount rate in 2004 used in determining the accumulated postretirement benefit obligation was 25 basis points lower, it would generate a $13 million increase in the reported year-end 2004 obligation and an immaterial impact on benefit costs.

•

Tax Valuation Allowances—Sprint is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its financial statements or tax returns for each taxing jurisdiction in which it operates. This process requires Sprint’s management to make assessments regarding the timing and probability of the ultimate tax impact. Sprint records valuation allowances on deferred tax assets to reflect the expected realizable future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, the proposed spin-off of Local, significant changes in the jurisdictions in which Sprint operates, Sprint’s inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes can have a significant impact on the financial position of Sprint.

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

Sprint currently carries an income tax valuation allowance of $670 million on its books. This amount includes a valuation allowance for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates primarily to state net operating loss and tax credit carryforwards. Assumption changes which result in a reduction of expected benefits from realization of state net operating loss and tax credit carryforwards by 10% would increase our valuation allowance by $36 million.

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

Sprint believes that the accounting estimates related to the establishment of revenue and receivable reserves and the associated provisions in the results of operations is a “critical accounting estimate” because: (1) it requires Sprint management to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, future returns on asset sales and future access adjustments for disputes with competitive local exchange carriers and inter-exchange carriers, as well as the future economic viability of our customer base; and (2) the impact of changes in actual performance versus these estimates would have on the accounts receivable reported on our balance sheet and the results reported in our statements of operations could be material. In selecting these assumptions, Sprint uses historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions which might impact the collectibility of accounts.

If the 2004 revenue reserve estimates were to be increased by 100 basis points (bps), it would represent a reduction of net operating revenues of approximately $11 million for Wireless, less than $1 million for Local and approximately $10 million for Long distance. If the 2004 accounts receivable reserve estimates were to be increased by 100 bps, it would represent an increase in bad debt expense of approximately $15 million for Wireless, $4 million for Local and $10 million for Long distance.

Management believes the reserve estimate selected, in each instance, represents its best estimate of future outcomes, but the actual outcomes could differ from the estimate selected.

Segmental Results of Operations

Wireless

Wireless operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Wireless, together with third party affiliates, operates PCS systems in over 350 metropolitan markets, including the 100 largest U.S. metropolitan areas, and reaches a quarter billion people. Combined with our wholesale partners and Sprint PCS Affiliates, Wireless served 24.7 million subscribers at the end of 2004. Wireless provides nationwide service through a combination of:

•

operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format,

•	affiliating under commercial arrangements with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,

•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets, and

•	roaming on other providers’ digital networks that use CDMA.

Wireless subscribers can use their phones through roaming agreements in countries other than the United States, including areas of:

•	Asia Pacific, including China, Guam, Hong Kong, Taiwan, Thailand and New Zealand,

•	Canada and Mexico,

•	Central and South America, including Argentina, Bolivia, Chile, Ecuador, Guatemala, Paraguay, Peru, Uruguay and Venezuela, and

•	Most major Caribbean Islands.

Sprint’s third generation (3G) capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as “Sprint PCS VisionSM,” allows consumer and business customers to use their Vision-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps (with average speeds of 50 to 70 kbps).

Sprint is continuing to execute its plans for faster wireless data speeds by deploying Evolution Data Optimized (EV-DO) technology across the Sprint Nationwide PCS Network. With average users speed of 300-500 kilobits per second and peak rates of up to 2.4 megabits per second for downloads, EV-DO will provide mobile-device data speeds up to 10 times faster than on our current network. In addition, this technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards™. Sprint is targeting the first commercial roll-out of EV-DO in the 2005 second quarter and subsequent roll-outs throughout 2006. Additional traffic volumes related to EV-DO may require future capital expenditures.

Wireless supplements its own network through commercial affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer wireless services under Sprint’s brand on CDMA networks built and operated at their own expense. We call these companies Sprint PCS Affiliates. Generally, the Sprint PCS Affiliates use spectrum owned and controlled by Sprint.

Sprint has amended its existing agreements with a majority of the Sprint PCS Affiliates to provide for a simplified pricing mechanism, as well as refining and changing various business processes. The amended agreements cover approximately 80% of the subscribers served by all Sprint PCS Affiliates. The agreements provide simplified and predictable long-term pricing for fees charged to the Sprint PCS Affiliates for inter-area service. In addition, the agreements settled all significant outstanding disputes with these affiliates.

One Sprint PCS Affiliate, which has not agreed to amend its existing agreement with us, has filed suit against us. This same affiliate and some other Sprint PCS Affiliates are disputing and refusing to pay amounts owed to Sprint. Reserves have been established that are expected to provide for the ultimate resolution of these disputes. Wireless may incur additional expenses to ensure that service is available to its subscribers in the areas served by the Sprint PCS Affiliates. If any of the Sprint PCS Affiliates cease operations, Wireless may incur roaming charges in areas where service was previously provided by the Sprint PCS Affiliates and costs to meet FCC buildout and renewal requirements, as well as experience lower revenues.

Sprint is subject to exclusivity provisions and other restrictions under its arrangements with the Sprint PCS Affiliates. Once the proposed merger is completed, continued compliance with those restrictions may limit the ability to fully integrate the operations of Sprint and Nextel in areas managed by the Sprint PCS Affiliates, and Sprint or Sprint Nextel could incur significant costs to resolve issues related to the proposed merger under these arrangements. We are currently working with Sprint PCS Affiliates to modify our arrangements with them such that the proposed merger of Sprint and Nextel will be mutually beneficial.

Wireless also provides wireless services to companies that resell wireless services to their customers on a retail basis under their own brand using the Sprint Nationwide PCS Network. These companies bear the costs of acquisition, billing and customer service. In 2002, Virgin Mobile USA, LLC, a joint venture between Sprint and the Virgin Group, launched services targeting youth and pre-pay segments. Sprint also has a multi-year, exclusive wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers use Sprint’s national PCS network and have access to Sprint PCS Vision data services. Qwest began adding new subscribers under this agreement in the 2004 first quarter. In the 2004 second quarter, existing Qwest subscribers began transitioning to Sprint’s Nationwide PCS Network and this transition is expected to be substantively complete by the 2005 first quarter.

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is impacted by the holiday shopping season; the timing of new products and service introductions; and aggressive marketing and sales promotions.

	2004	2003	2002
	(millions)
Net operating revenues
Service	$12,529	$11,217	$10,646
Equipment	1,510	1,143	1,213
Wholesale, affiliate and other	608	330	215
Total net operating revenues	14,647	12,690	12,074
Operating expenses
Costs of services and products	7,096	6,155	5,783
Selling, general and administrative	3,406	3,085	3,381
Depreciation and amortization	2,563	2,454	2,245
Restructuring and asset impairment	30	362	138
Total operating expenses	13,095	12,056	11,547
Operating income	$1,552	$634	$527

Capital expenditures	$2,559	$2,123	$2,640

In 2004, Wireless reported a 15% increase in net operating revenues, a $918 million improvement in operating income, and a 12% increase in direct subscribers.

In 2005, Sprint expects to continue to grow its wireless subscriber base by enhancing the subscriber experience through simplified offerings, improved accessibility, enhanced network clarity, and quality subscriber care. Competitive pressure on price is expected to continue, but is expected to be partially offset by increased revenues from services that subscribers can elect to add to their base plan, including Sprint PCS Vision services.

Sprint is a leader in wireless data, with more than 40% of the direct Wireless base subscribing to data services. We continue to evaluate next generation wireless high speed data network options to ensure we maintain a leadership position, as well as to support our integration strategies.

Net Operating Revenues

	2004	2003	2002
Direct Subscribers at year-end (millions)	17.8	15.9	14.8

Average monthly service revenue per user (ARPU)	$62	$61	$62

Wireless had 1.9 million direct net subscriber additions in 2004 including 91,000 subscribers acquired from a Sprint PCS Affiliate. Wireless ended the year with 17.8 million direct subscribers. Wholesale partners added 2.1 million subscribers in 2004, increasing their subscriber base to 3.7 million from 1.6 million in 2003, principally driven by Virgin Mobile USA and Qwest. The Sprint PCS Affiliates added 374,000 subscribers in 2004 ending the period with 3.2 million subscribers. This brings the total number of subscribers served on the Wireless and Sprint PCS Affiliate networks, including direct, Sprint PCS Affiliates and wholesale subscribers, to 24.7 million at 2004 year-end.

The total number of subscribers at year-end 2004 reflects an approximate 90 thousand reduction from the previously disclosed number. This was due to a 67 thousand overstatement of direct subscribers and a 23 thousand overstatement of Sprint PCS Affiliate subscribers. Subscriber counts reflect activated wireless handsets and other devices, excluding those activated for demonstration or testing purposes. As a result of internal analysis, Sprint recently concluded that previously-reported subscriber counts had inadvertently included a limited number of devices used for demonstration or testing purposes, and that this error had occurred over several years. Additional process controls have been established to prevent reoccurrence of this situation and, because the amount of the error is not material to any previously-disclosed information, this error has been corrected by adjusting the number of year-end 2004 subscribers.

Wireless had 1.1 million direct net additions in 2003. Wholesale partners added 1.2 million subscribers in 2003, which increased their subscriber base to 1.6 million from 415,000 at the end of 2002, principally driven by Virgin Mobile USA. The Sprint PCS Affiliates added 297,000 subscribers in 2003 ending the period with 2.9 million subscribers, bringing the total number of subscribers served on the Wireless and Sprint PCS Affiliate networks, including direct, affiliate and wholesale subscribers, to 20.4 million at the end of 2003.

Subscriber churn, which is calculated on our direct subscriber base, is computed by dividing the direct subscribers who discontinued PCS service by the weighted average direct subscribers for the period. This is an operational measure which is used by most wireless companies as a method of estimating the life of the direct subscriber. Analysts and investors primarily use churn to compare relative value across the wireless industry.

In 2004, the subscriber churn rate decreased to 2.6% from 2.7% in 2003. The slight decrease in 2004 was primarily due to improved involuntary churn resulting from improved subscriber payments and collection activity. Subscriber churn rate decreased from 3.3% to 2.7% in 2003. The 2003 improvement was primarily due to a reduction in the involuntary churn rate as Wireless benefited from credit management policies initiated in the 2002 fourth quarter. This improvement was partially offset by a slight increase in voluntary churn due in part to the institution of WLNP in the fourth quarter of 2003.

Average monthly service revenue per user (ARPU), calculated on our direct subscriber base, is computed by dividing direct wireless service revenues by weighted average monthly direct wireless subscribers to measure revenue on a per user basis. This is a measure which uses GAAP as the basis for the calculation. ARPU, which is used by most wireless companies, is a method of valuing recurring subscriber revenue and is used by analysts and investors to compare relative value across the wireless industry.

Net operating revenues include direct wireless service revenues from the direct subscriber base, revenues from sales of handsets and accessory equipment, and revenues from our wholesale partners and Sprint PCS Affiliates. Service revenues consist of monthly recurring charges, usage charges, and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. In 2004, Sprint saw increased pricing pressures and lower overage charges from usage-based plans, which were more than offset by an increase in the number of subscribers, increased revenues from data services and subscriber elections to add services to their base plans. Average monthly usage in 2004 was 16 hours compared to 13 hours in 2003. At the end of 2004, 43% of the direct Wireless base was subscribing to data services compared to 35% at the end of 2003.

Service revenues increased 12% in 2004 mainly reflecting an increase in the number of direct subscribers, increased revenue from data services and subscriber elections to add services to their base plans. These increases were partially offset by lower overage charges from usage-based plans. Service revenues increased 5% in 2003 mainly reflecting an increase in the number of subscribers, increased revenues from data services and increased fees. These increases were partially offset by lower overage charges from higher usage service plans.

Revenues from sales of handsets and accessories, including new subscribers and upgrades, were approximately 10.3% of net operating revenues in 2004, 9.0% in 2003, and 10.0% in 2002. The 2004 increase was mainly due to higher subscriber additions and higher retail prices, which were partially offset by higher rebates. The 2003 declines were mainly due to higher rebates and lower gross additions. As part of the Wireless marketing plans, handsets, net of rebates, are usually sold at prices below cost.

Wholesale, affiliate and other service revenues consist primarily of net revenues retained from Wireless subscribers residing in Sprint PCS Affiliate territories, and revenues from the sale of our wireless services by companies that resell those services to their subscribers on a retail basis. These revenues represented 4.2% of net operating revenues in 2004, 2.6% in 2003, and 1.8% in 2002. The 2004 and 2003 increases mainly reflect the net additions from the wholesale and Sprint PCS Affiliate bases.

Cost of Services and Products

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer service costs and other network-related costs. These costs increased 15% in 2004 and 6% in 2003. The increases were primarily due to network support of a larger subscriber base, higher minutes of use, expanded market coverage and increased handset costs. These increases were somewhat offset by decreases in information technology expense. Handset and equipment costs were 39% of total costs of services and products in each of 2004, 2003 and 2002. Costs of services and products were 48.4% of net operating revenue in 2004, 48.5% in 2003, and 47.9% in 2002.

Selling, General and Administrative Expense

Selling, General and Administrative (SG&A) expense mainly includes sales, distribution and marketing costs to promote products and services, as well as salary, benefit and other administrative costs. SG&A expense increased 10% in 2004 compared to a decrease of 9% in 2003. The 2004 increase reflects an increase in sales and distribution costs primarily driven by higher gross additions and an increase in the number of direct retail stores. Marketing costs also contributed to the increase as a significant campaign was launched to reposition the Sprint PCS brand. The 2003 decrease was primarily due to a decline in bad debt expense due to an improved credit class mix, leading to lower write-offs and higher recovery. This decrease was partially offset by increases in other sales and marketing costs due to more competitive market conditions and expanded direct sales presence and the executive separation agreements. SG&A expense was 23.3% of net operating revenues in 2004, 24.3% in 2003, and 28.0% in 2002. The reserve for bad debt requires management’s judgement and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was 1.4% in 2004, 2.3% in 2003, and 5.1% in 2002. Reserve for bad debt as a percent of outstanding accounts receivable was 6.8% in 2004, 7.3% in 2003, and 9.4% in 2002. The 2004 improvements mainly reflect sales of previously written-off subscriber receivables and reductions in reserves because number portability churn did not occur as anticipated. The 2003 improvements were mainly driven by credit management policies initiated in the 2002 fourth quarter resulting in lower involuntary churn and improved receivables aging.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation and amortization expense increased 4% in 2004 and 9% in 2003 mainly reflecting depreciation of the network assets placed in service during 2003 and 2004. Depreciation and amortization expense was 17.5% of net operating revenues in 2004, 19.3% in 2003, and 18.6% in 2002.

Restructuring and Asset Impairment

In 2004, Wireless recorded a $30 million restructuring charge related to severance costs associated with Sprint’s Organizational Realignment.

In 2003, Wireless recorded asset impairments of $349 million primarily related to the termination of development of a new billing platform. Wireless also recorded restructuring charges of $13 million for severance costs associated with Sprint’s Organizational Realignment, and contractual obligations related to the termination of the development of the billing platform, partially offset by the finalization of all 2001 and 2002 restructuring activities.

In 2002, Wireless recorded restructuring charges of $96 million related to the consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations, as well as other reductions to create a more competitive cost structure by reducing operating expenses. Additionally, Wireless recorded an asset impairment of $42 million representing abandoned network projects.

For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Local

Local consists mainly of regulated incumbent local phone companies serving approximately 7.7 million access lines in 18 states. Local provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local network, nationwide long distance services to customers located in its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. Local provides wireless and video services to customers in its franchise territories through agency relationships.

	2004	2003	2002
	(millions)
Net operating revenues
Voice	$4,498	$4,654	$4,804
Data	833	730	639
Other	690	746	801
Total net operating revenues	6,021	6,130	6,244
Operating expenses
Costs of services and products	1,877	1,943	1,942
Selling, general and administrative	1,254	1,220	1,278
Depreciation and amortization	1,084	1,081	1,153
Restructuring and asset impairments	40	24	56
Total operating expenses	4,255	4,268	4,429
Operating income	$1,766	$1,862	$1,815

Operating margin	29.3%	30.4%	29.1%

Capital expenditures	$1,042	$1,226	$1,283

In 2004, Local produced strong growth in broadband data customers through its DSL offerings. This in turn drove strong growth of data revenues. In 2004, Local continued to be impacted by developing competition and product substitution resulting in a decline in access lines and switched access minutes of use. In 2004, Local recorded a $40 million restructuring charge representing severance costs associated with Sprint’s Organizational Realignment. Local expects a small revenue decline in 2005. Increases in data revenue driven by DSL growth are expected to be offset by revenue decreases driven by continuing declines in access lines.

Net Operating Revenues

Net operating revenues decreased 2% in both 2004 and 2003. The decrease in both years was due to lower voice revenue and declines in equipment sales somewhat offset by growth in data revenue. Local ended 2004 with 7.7 million switched access lines, a decrease of 2.9% from the prior year. Access lines decreased 2.2% in 2003. The decreases in 2004 and 2003 were principally driven by wireless substitution and losses to competitive local providers. The reduction in access lines is expected to continue although Sprint expects its ongoing rate of line loss to be less than the loss rates experienced by major urban carriers.

Voice Revenues

Voice revenues, consisting of revenue from local exchange services, long distance revenue and switched access revenue, decreased 3% in both 2004 and 2003 due to the decrease in access lines. Additionally, FCC-allowable cost recoveries associated with local number portability and recoveries for the cost of pooling telephone numbers among carriers ceased in 2004. These declines were partially offset by the wireless number portability recovery that began in 2004. The 2003 decline was also impacted by lower long distance minutes of use partially offset by the demand for network based services driven by increases in bundled offerings.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 14% in both 2004 and 2003 mainly as a result of strong growth in DSL services. Local ended 2004 with 492,000 DSL lines in service, an increase of 62% compared to year-end 2003. DSL lines in service more than doubled in 2003.

Other Revenues

Other revenues decreased 8% in 2004 and 7% in 2003. These decreases were driven by a decline in equipment sales of 34% in 2004 and 10% in 2003. The decreases in equipment sales were a result of both a planned shift in focus to selling higher margin products and a reduction in customer demand for equipment.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs decreased 3% in 2004 and were flat in 2003. In 2004, general expense controls and lower costs associated with equipment sales were partially offset by higher pension costs and $30 million of hurricane-related expenses. In 2003, general expense controls and lower costs associated with long distance revenues were offset by higher pension costs. Costs of services and products were 31.2% of net operating revenues in 2004, 31.7% in 2003, and 31.1% in 2002.

Selling, General and Administrative Expense

SG&A expense increased 3% in 2004 and decreased 5% in 2003. The 2004 increase was primarily driven by higher pension costs and stock-based compensation, somewhat offset by general cost controls. The 2003 decrease was driven by general cost controls and lower bad debt expense partially offset by the executive separation agreements and higher pension costs. The reserve for bad debt requires management’s judgement and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.4% in 2004, 0.9% in 2003, and 2.6% in 2002. Reserve for bad debt expense as a percent of outstanding accounts receivable was 9.4% in 2004, 8.5% in 2003, and 13.9% in 2002. In 2003, Local experienced continued improvement in its bad debt experience with end user customers as well as recoveries from previously written off accounts, principally MCI.

SG&A expense was 20.8% of net operating revenues in 2004, 19.9% in 2003, and 20.5% in 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense was flat in 2004 and decreased 6% in 2003. The 2003 decrease was driven by the implementation of SFAS No. 143, Accounting for Asset Retirement Obligations, which eliminated the accrual for removal cost from the depreciable rate, as well as declines in circuit switching depreciation rates due to a revised schedule for converting from a digital to a packet network. For further information on the implementation of SFAS No. 143, see Note 6 of Notes to Consolidated Financial Statements. Depreciation and amortization expense was 18.0% of net operating revenues in 2004, 17.6% in 2003, and 18.5% in 2002.

Restructuring and Asset Impairment

In 2004, Local recorded a $40 million restructuring charge related to severance costs associated with Sprint’s Organizational Realignment.

In 2003, Local recorded restructuring charges of $24 million related to severance costs associated with Sprint’s Organizational Realignment, offset by the finalization of all 2001 and 2002 restructuring liabilities.

In 2002, Local recorded restructuring charges of $56 million primarily related to the consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations, as well as additional steps to reduce overall operating costs.

For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Long distance

Long distance provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as IP and frame relay and managed network services. Long distance is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities.

Sprint determined that business conditions and events occurring in 2004 and impacting its Long distance operations constituted a “triggering event” requiring an evaluation of the recoverability of the Long distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Sprint reevaluated its strategy and financial forecasts in the 2004 third quarter resulting in a $3.52 billion pre-tax non-cash impairment charge of the Long distance long-lived assets. For additional information see Note 7 of Notes to Consolidated Financial Statements.

	2004	2003	2002
	(millions)
Net operating revenues
Voice	$4,560	$4,999	$5,774
Data	1,722	1,853	1,854
Internet	793	973	1,009
Other	252	180	319
Total net operating revenues	7,327	8,005	8,956
Operating expenses
Costs of services and products	4,324	4,252	5,018
Selling, general and administrative	1,860	2,199	2,468
Depreciation and amortization	1,071	1,432	1,483
Restructuring and asset impairments	3,661	1,564	194
Total operating expenses	10,916	9,447	9,163
Operating loss	$(3,589)	$(1,442)	$(207)

Capital expenditures	$282	$339	$736

Long distance continued to face significant challenges in 2004. The 8% decline in net operating revenues was primarily driven by a decline in voice revenues. This, along with the pre-tax, noncash Long distance network asset impairment charge of $3.52 billion, resulted in an operating loss for the year. Throughout 2004, Long distance focused on providing solutions, driving network convergence and targeting growth opportunities. In 2004, Long distance achieved a double-digit reduction in selling, general and administrative expenses with a minimal increase in costs of services and products. In 2004, Sprint undertook initiatives to expand its offering through cable network operators.

Sprint expects revenues to decline in 2005 as Long distance continues to be impacted by intense competitive pressures. These declines are expected to be partially offset by growing contributions from wholesale business. In addition, Sprint expects our transformation to a customer-centric organization to allow us to realize our competitive differentiation, and further increase our customers’ loyalty.

Net Operating Revenues

Net operating revenues decreased 8% in 2004 and 11% in 2003. Continuing pricing pressure, termination of a large Dial IP contract and the sale of our Dial IP business were the primary reasons for the revenue decrease in 2004. Loss of a major wholesale customer and a large prepaid customer drove a minute volume decline of 3% in 2003.

Voice Revenues

Voice revenues decreased 9% in 2004 and 13% in 2003. The decreases are the result of a decline in consumer voice revenue resulting from wireless, e-mail and instant messaging substitution, aggressive competition from RBOCs for consumer and small business customers and lower business voice pricing. Results in 2003 were also impacted by the loss of a single major wholesale customer. Voice revenues generated from the provision of services to Wireless and Local represented 13% of total voice revenues in 2004 compared to 12% in 2003.

Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode (ATM), managed network services, private line, and frame relay services. Data revenues decreased 7% in 2004 after being flat in 2003. In 2004, the decrease in frame relay and private line services was partially offset by an increase in ATM and managed network services. In 2003, increases in frame relay were offset by a decline in both ATM and private line.

Internet Revenues

Internet revenues decreased 19% in 2004 and 4% in 2003. The decline in 2004 was the result of a decrease in Dial IP and Web Hosting services, partially offset by an increase in dedicated IP. In the 2004 third quarter, a large Dial IP contract expired. In October 2004, Sprint completed the sale of its wholesale Dial IP business for $34 million. These assets were classified as held for sale on September 30, 2004, and an associated pre-tax non-cash charge of $21 million was included in the 2004 third quarter impairment charge. The 2003 decrease was primarily the result of a decline in Dial IP due to the final contractually-scheduled repricing of the America Online, Inc., Dial IP agreement, partially offset by revenues from a fourth quarter partial buyout of a portion of a Dial IP contract. While Sprint made the decision to exit the Web Hosting business, the 2003 period reflects Web Hosting revenue in the 2003 first and second quarters.

Other Revenues

Other revenues increased 40% in 2004 after decreasing 44% in 2003. The 2004 increase was primarily due to higher equipment sales. The 2003 decrease was primarily due to the sale of our consulting services business, Paranet, in the third quarter of 2002 and declines in miscellaneous equipment sales.

Costs of Services and Products

Costs of services and products include interconnection costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by Long distance’s domestic customers, costs to operate and maintain the long distance networks, and costs of equipment. Costs of services and products increased 2% in 2004 and decreased 15% in 2003. The 2004 increase was primarily attributable to higher call volumes somewhat offset by renegotiated access rate agreements and initiatives to reduce access unit costs. The 2003 decrease was due to volume declines, an improving product mix, initiatives to reduce access unit costs, favorable carrier access settlements and FCC-mandated access rate reductions.

Total costs of services and products for Long distance were 59.0% of net operating revenues in 2004, 53.1% in 2003, and 56.0% in 2002.

Selling, General and Administrative Expense

SG&A expense decreased 15% in 2004 and 11% in 2003. The 2004 decline was due to restructuring efforts and general cost controls. The 2003 decline was due to reduced bad debt expense including the MCI accounts receivable settlement, restructuring efforts, and general cost controls partially offset by the costs of the executive separation agreements recorded in the second quarter of 2003.

SG&A includes charges for estimated bad debt expense. The reserve for bad debts requires management’s judgement and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 2.0% in 2004, 1.4% in 2003, and 3.5% in 2002. Reserve for bad debt as a percentage of outstanding accounts receivable was 12.3% in 2004, 11.1% in 2003, and 14.9% in 2002.

Total SG&A expense for Long distance was 25.4% of net operating revenues in 2004, 27.5% in 2003, and 27.6% in 2002.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 25% in 2004 and 3% in 2003. The 2004 decrease was primarily driven by the impairment of Long distance’s property, plant and equipment, as well as a decreased asset base due to the wind-down of the Web Hosting business in 2003. Additionally, in 2004, Sprint extended the depreciable life of certain high-capacity transmission equipment from eight years to twelve years due to slower anticipated evolution of technology. This extension in life decreased the 2004 year-to-date depreciation expense in Long distance by approximately $74 million. The 2003 decrease was due to asset impairments associated with the wind-down of the Web Hosting business and lower capital spending. Depreciation and amortization expense was 14.6% of net operating revenues in 2004, 17.9% in 2003, and 16.6% in 2002.

In 2005, Long distance expects depreciation and amortization expense to decline by approximately $600 million due to the 2004 impairment of its asset base.

Restructuring and Asset Impairments

In 2004, Long distance recorded asset impairments of $3.54 billion related to its property, plant and equipment. Long distance also recorded charges of $121 million related to severance costs and termination of facility leases associated with Sprint’s transformation initiatives and Web Hosting wind-down.

In 2003, Long distance recorded asset impairments of $1.2 billion related to a decline in the fair value of its BRS spectrum. The decision to wind down the Web Hosting business resulted in a $316 million asset impairment charge, and associated restructuring charges of $60 million related to severance and facility lease terminations. Long distance also recorded restructuring charges related to Sprint’s Organizational Realignment which were more than offset by the finalization of all 2002 and 2001 restructuring liabilities.

In 2002, Long distance recorded asset impairments of $156 million primarily related to the termination of high speed data services. Long distance also recorded restructuring charges of $117 million related to the termination of high speed data services, consolidations in Sprint’s Network, Information Technology, and Billing and Accounts Receivable organizations, and additional steps to reduce operating costs. These charges were partially offset by a $79 million adjustment to finalize certain 2001 restructuring liabilities.

For additional information, see Note 7 of Notes to Financial Statements.

Other

Other businesses consist primarily of wholesale sales of telecommunications equipment. Net operating revenues were $850 million in 2004, $840 million in 2003, and $863 million in 2002. Non-affiliated revenues, which accounted for 40% of revenues in 2004, increased 18% due to increases in capital spending in the telecommunications industry. Operating expenses were flat in 2004 and decreased 2% in 2003. Operating loss was $21 million, $31 million and $24 million in 2004, 2003 and 2002, respectively. In 2005, Sprint plans to continue to leverage its web-enabled capabilities to improve revenues and expand value-added services.

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

	2004	2003	2002
Effective interest rate on long-term debt	6.9%	7.0%	6.9%

The effective interest rate includes the effect of interest rate swap agreements. See Note 5 of Notes to Consolidated Financial Statements for more details regarding interest rate swaps. Sprint’s effective interest rate on long-term debt decreased in 2004 primarily due to fair value interest rate swaps on $1 billion of long-term debt that were entered into during the third quarter of 2003. At December 31, 2004, the average floating rate of interest on the swapped debt was 5.0%, while the weighted average coupon on the underlying debt was 7.2%. The effective interest rate increased in 2003 due to the retirement of fixed-rate debt with lower interest rates.

Discount (Premium) on Early Retirement of Debt

Sprint recorded premiums of $60 million and $21 million due to the early retirement of debt in 2004 and 2003. Sprint recorded a discount of $4 million due to the early retirement of debt in 2002. See Note 9 of Notes to Consolidated Financial Statements for more information.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	2004	2003	2002
	(millions)
Dividend and interest income	$59	$51	$31
Equity in net losses of affiliates	(39)	(77)	(117)
Amortization of debt costs	(34)	(35)	(36)
Royalties	15	13	9
Litigation settlement	—	(15)	—
Tracking stock recombination advisory fees	(15)	—	—
Other, net	22	(26)	(152)
Total	$8	$(89)	$(265)

Dividend and interest income for all years reflects dividends received from Sprint’s investments in equity securities and interest earned on marketable debt securities.

Equity in net losses of affiliates in 2004 and 2003 was primarily driven by Sprint’s investment in Virgin Mobile USA. The lower Equity in losses of affiliates in 2004 was mainly because Sprint had a reduced requirement to recognize Virgin Mobile USA losses using equity method accounting. In 2002, equity in net losses of affiliates was driven by Sprint’s investments in Virgin Mobile USA, Pegaso, and Call-Net. Sprint made an additional investment of $16 million in Call-Net in the 2002 second quarter and immediately recognized an equal amount of losses associated with the investment. Sprint’s investment in Pegaso was sold in 2002. See Note 4 of Notes to Consolidated Financial Statements for more information on Sprint’s investments.

Royalties reflect payments made to Sprint by Call-Net equaling 2.5% of Call-Net gross revenues from telecommunication services.

In the 2003 first quarter, Sprint recorded a $50 million net charge to settle shareholder litigation. This charge was offset by $35 million from insurance settlements related to this action.

In the 2004 first quarter, Sprint recorded $15 million in advisory fees relating to the tracking stock recombination.

Gains on sales of other assets in 2002 were driven by the sale of Sprint’s investment in Pegaso, certain customer contracts and stock received during a company’s demutualization.

Income Taxes

Sprint’s consolidated effective tax rates were 36.9% in 2004, 42.1% in 2003, and (12.5)% in 2002. See Note 15 of Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations.

Discontinued Operations, Net

In 2002, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. The pretax gain recognized in 2003 was $2.14 billion and $1.32 billion after tax.

Financial Condition

Sprint’s consolidated assets of $41.3 billion reflect a decrease of $1.4 billion in 2004. Cash and equivalents increased $2.1 billion as cash provided by operations and proceeds from the equity unit forward purchase contracts exceeded capital expenditures, debt payments and dividend payments. Accounts receivable, net, increased $231 million due to a higher Wireless subscriber base. The current deferred tax asset increased by $1.0 billion to reflect the expected utilization of NOL carryforwards in 2005. Net property, plant and equipment decreased $4.5 billion due to the $3.5 billion long distance network asset impairment, as well as depreciation expense that exceeded capital expenditures by $733 million. Other non-current assets decreased by $266 million primarily due to decreases in investments in debt and equity securities and Sprint’s investment in Virgin Mobile USA.

The Sprint debt-to-total-capital ratio was 55.5% at year-end 2004 versus 58.9% at year-end 2003. This improvement at year-end 2004 primarily reflects the conversion of the equity unit notes and additional debt reductions, partially offset by the 2004 net loss and increased dividends.

Liquidity and Capital Resources

Sprint exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Operating Activities

Sprint’s operating cash flows increased $110 million in 2004 and $337 million in 2003. The 2004 growth was driven by higher Wireless revenues, various company-wide cost containment initiatives and lower interest costs somewhat offset by declining wireline revenues and higher consolidated working capital requirements. The 2003 increase was mainly due to growth in Wireless, partially offset by higher working capital requirements.

Investing Activities

Sprint’s cash flows used by investing activities totaled $3.8 billion in 2004 compared to $4.0 billion in 2003 and $4.6 billion in 2002. Capital expenditures account for the majority of Sprint’s investing activities. Wireless capital expenditures were incurred mainly to maintain and enhance network reliability and upgrade capabilities for providing new products and services including EV-DO. Local incurred capital expenditures to accommodate voice-grade equivalent growth, expand capabilities for providing enhanced services, convert our network from circuit to packet switching, continue the build-out of high-speed DSL services, meet regulatory requirements, and replace network and support assets. Long distance capital expenditures were incurred mainly to maintain network reliability and upgrade capabilities for providing new products and services. The overall increase in capital expenditures in 2004 was driven by higher Wireless spending, somewhat offset by Local and Long distance spending reductions. The overall decline in capital expenditures in 2003 was driven by spending reductions across all divisions.

Investing activities also include contributions of $20 million and $32 million to Virgin Mobile USA in 2004 and 2003, respectively, and proceeds of $116 million due to sales and dissolutions of investments in 2002. See Note 4 of Notes to Consolidated Financial Statements for more information on investments.

Other investing activities include proceeds from sales of other assets totaling $77 million in 2004, $101 million in 2003, and $138 million in 2002. In 2004, these proceeds were from the sale of Dial IP assets, EarthLink shares and certain network and administrative assets. In 2003, proceeds were from the sale of EarthLink shares and certain network and administrative assets. In 2002, proceeds were from the sale of certain customer contracts, investment securities and other administrative assets.

In 2004, Sprint acquired a portion of Horizon Cellular’s subscriber base for $35 million. The majority of this purchase is classified as an intangible asset, amortized over a three-year period, and reflected as “Other, net” under investing activities in the Consolidated Statement of Cash Flows.

Financing Activities

Sprint’s cash flows used by financing activities totaled $680 million in 2004, $3.3 billion in 2003 and $1.0 billion in 2002. In 2004, financing activities included $1.9 billion of proceeds from the issuance of common stock mainly from the settlement of equity unit forward purchase contracts. Financing activities also included a $1.9 billion reduction in debt in 2004 compared with a net reduction of $2.9 billion in 2003 and $642 million in 2002. The debt reduction in 2004 was due to the prepayment of senior notes and a portion of the equity unit notes, as well as payment of scheduled maturities of senior notes. The debt reduction in 2003 was due to the tender for the 2003 and 2004 senior notes, the prepayment of borrowings under the Long distance accounts receivable securitization facility and the payment of scheduled maturities of senior notes. Sprint paid cash dividends of $670 million in 2004, $457 million in 2003 and $454 million in 2002. The 2004 dividend increase compared to 2003 and 2002 was due primarily to additional shares of FON common stock resulting from the conversion of PCS common stock in the April tracking stock recombination.

Capital Requirements

Sprint’s 2005 investing activities, mainly consisting of capital expenditures, are expected to total approximately $4.0 to $4.2 billion. These expenditures are targeted primarily towards increased network capacity and coverage. They are expected to also include investments for growth in demand for enterprise services, broadband initiatives in Wireless and Local and the phased transition from circuit to packet switching in Local. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with customer demand. Dividend payments are expected to approximate $750 million in 2005.

Liquidity

In the past, Sprint has used the long-term bond market as well as other financial markets to fund its needs. As a result of its improved liquidity position, Sprint has not recently accessed the capital markets and does not currently expect to do so in 2005 to fund either capital expenditures or operating requirements.

In June 2004, Sprint entered into a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had letters of credit serving as a backup to various obligations of approximately $123 million at year-end 2004.

Sprint has a Wireless accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in June 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and fluctuates each month. Sprint has not drawn against the facility and slightly more than $332 million was available as of year-end 2004.

Sprint also has a Long distance accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in August 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and fluctuates each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of December 31, 2004, Sprint had more than $380 million total funding available under the facility.

The undrawn loan facilities described above have interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint’s credit ratings.

Debt maturities, including capital lease obligations, during 2005 total $1.3 billion. Sprint’s $4.6 billion cash balance at December 31, 2004, and expected 2005 cash flow from operations should be more than adequate to fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At December 31, 2004, Sprint’s most restrictive debt covenant would allow an additional $10.7 billion of debt. Sprint is currently in compliance with all debt covenants associated with its borrowings.

In May 2004, Sprint repurchased $750 million of senior notes related to the equity units. Sprint repurchased $516 million of its senior notes in August 2004 and another $95 million of senior notes in November 2004.

Sprint completed its tender offers to repurchase senior notes in March 2003 in the amount of $1.1 billion and repaid, before scheduled maturities, $118 million of debt primarily consisting of Local’s first mortgage bonds in the 2003 third quarter. In September 2003, Sprint repaid the $300 million Export Development Canada loan. Sprint continually evaluates various factors and, as a result, may repurchase additional debt in the future.

In January 2003, Sprint closed on the $2.23 billion cash sale of its directory publishing business to R.H. Donnelley.

Fitch Ratings (Fitch) currently rates Sprint’s long-term senior unsecured debt at BBB. On December 15, 2004, Fitch placed Sprint’s rating on Rating Watch Positive. Standard and Poor’s Corporate Ratings currently rates Sprint’s long-term senior unsecured debt at BBB-. On October 8, 2004, Standard and Poor’s placed Sprint’s rating on CreditWatch with positive implications. Moody’s Investors Service currently rates Sprint’s long-term senior unsecured debt at Baa3 and on December 15, 2004, changed the outlook to Developing.

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

As of December 31, 2004, Sprint’s contractual obligations are summarized below and are fully disclosed in Notes 1, 8, 9, 10, 11, and 17 of Notes to Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(millions)
Notes, bonds, debentures and other debt instruments	$16,989	$1,204	$3,264	$1,954	$10,567
Capital lease obligations	215	84	119	12	—
Estimated future interest payments	14,601	1,175	2,094	1,780	9,552
Redeemable preferred stock	247	—	—	247	—
Estimated dividends on redeemable preferred stock	26	5	15	6	—
Operating leases	11,171	808	1,367	1,169	7,827
Unconditional purchase obligations	1,413	1,220	174	7	12
Total contractual obligations	$44,662	$4,496	$7,033	$5,175	$27,958

Unconditional Purchase Obligations

Sprint has minimum purchase commitments with various vendors through 2009. Outstanding commitments at year-end 2004 were approximately $1.4 billion. The outstanding commitments represent non-cancelable commitments to purchase goods and services, and consist primarily of network equipment and maintenance, access commitments, advertising and marketing, information technology services and customer support provided by third parties, handset purchases and other expenses related to normal business operations.

Expected pension contributions are disclosed in Note 14 of Notes to Consolidated Financial Statements and have not been included in unconditional purchase obligations.

Off-Balance Sheet Financing

Sprint does not participate in, or secure, financings for any unconsolidated, special purpose entities. Sprint does have bankruptcy-remote entities which are included in Sprint’s Consolidated Financial Statements.

Regulatory Developments

See Legislative and Regulatory Developments in Part I of this filing.

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

Sprint’s derivative transactions are used principally for hedging purposes. The Board has authorized Sprint to enter into derivative transactions, and all transactions comply with Sprint’s risk management policies.

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

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of December 31, 2004, Sprint had no outstanding interest rate cash flow hedges.

Other Derivatives

In certain commercial transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the commercial transaction and are not designated as hedging instruments.

During 2002 and 2003, Sprint entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities. In the 2004 fourth quarter certain of the prepaid forward contracts settled. The remaining contracts will settle in 2005.

Foreign Exchange Risk Management

Sprint’s foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint’s primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint’s domestic customers and from the operation of its international subsidiaries. These international operations were not material to the consolidated financial position, results of operations or cash flows at year-end 2004. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

Recently Issued Accounting Pronouncements

In March 2004, the EITF of the Financial Accounting Standards Board reached a consensus on EITF No. 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share (EITF No. 03-6). This guidance requires that the rights of securities to participate in the earnings of an enterprise must be reflected in the reporting of earnings per share. Sprint’s equity unit purchase contracts met the “participating security” qualifications outlined in the guidance, because the purchase contracts included a provision permitting the equity unit holders to benefit from or “participate” in any dividends declared on the common stock during the contract period.

Sprint adopted EITF No. 03-6 in the 2004 second quarter. Prior to April 23, 2004, the equity unit forward purchase contracts were tied only to the PCS common stock which had no earnings upon which to declare dividends. Upon recombination and until settlement in August 2004, the equity unit purchase contracts participated in the earnings of FON common stock. The proportionate share of earnings attributable to these securities was $9 million in the year-to-date period. This attribution was reflected as “Earnings allocated to participating securities” on the face of the Consolidated Statements of Operations. Sprint has no outstanding participating securities at December 31, 2004.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions, through the use of fair-value-based methods of recognizing cost. This statement is effective for Sprint as of July 1, 2005.

Sprint voluntarily adopted fair value accounting for share-based payments effective January 1, 2003, under SFAS No. 123 as amended by SFAS No. 148, using the prospective method. Upon adoption Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. Further, in connection with the tracking stock recombination, as required by SFAS No. 123, Sprint accounted for the conversion of PCS stock options to FON stock options as a modification and accordingly applied stock option expensing to FON stock options resulting from the conversion of PCS stock options granted before January 1, 2003.

The revised standard will require Sprint to begin to recognize compensation cost for unvested FON stock options granted before January 1, 2003, which are outstanding as of July 1, 2005. This requirement to recognize expense on additional unvested grants is not expected to be significant to Sprint.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Approximately 93% of Sprint’s debt at December 31, 2004 was fixed-rate debt excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because Sprint intends to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2004, Sprint held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint pays a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receives an average interest rate equal to the coupon rates stated on the underlying senior notes. On December 31, 2004, the rate Sprint would pay averaged 5.0% and the rate Sprint would receive was 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $46 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules as all of the critical terms of the swaps perfectly matched the corresponding terms of the hedged debt; therefore, there is no impact to earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $18 million on the statements of operations and cash flows at December 31, 2004. While Sprint’s variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decline in market interest rates would cause a $579 million increase in fair market value of its debt to $20.1 billion. This analysis includes the hedged debt.

Foreign Currency Risk

Sprint also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges and the operation of its international subsidiaries. The dollar equivalent of Sprint’s net foreign currency payables from international settlements was $55 million and net foreign currency receivables from international operations was $26 million at December 31, 2004. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $3 million.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no reportable events.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Sprint’s reports under the Securities Exchange Act of 1934, such as this Form 10-K, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K and as of December 31, 2004, under the supervision and with the participation of Sprint’s management, including Sprint’s Chief Executive Officer and Chief Financial Officer, Sprint carried out an evaluation of the effectiveness of the design and operation of Sprint’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2004 in providing reasonable assurance that information required to be disclosed in reports Sprint files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes were made in Sprint’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Sprint’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Sprint’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Sprint’s internal control system was designed to provide reasonable assurance to Sprint’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Sprint’s management conducted an assessment of the effectiveness of Sprint’s internal control over financial reporting as of December 31, 2004. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, Sprint’s internal control over financial reporting is effective.

Sprint’s independent registered public accounting firm has issued an audit report on management’s assessment of Sprint’s internal control over financial reporting. This report appears on page F-4.

Part III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to Instruction G(3) to Form 10-K, the information relating to directors of Sprint required by Item 10 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2004.

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the Executive Officers of the Registrant section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2004.

Pursuant to Instruction G(3) to Form 10-K, the information relating to Sprint’s Code of Ethics required by Item 10 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2004.

Item 11. Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12, other than equity compensation plan information below, is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2004.

Equity Compensation Plan Information

Sprint has several equity compensation plans under which Sprint may issue awards of FON common stock to employees and directors. All of these plans have been approved by Sprint’s shareholders. These plans consist of the 1997 Long-Term Stock Incentive Program, the Management Incentive Stock Option Plan (MISOP), and the Employees Stock Purchase Plan (ESPP). The board of directors of Sprint authorized the Stock Option Plan (stock option grants) and the Restricted Stock Plan (awards of restricted stock) pursuant to the 1997 Long-Term Stock Incentive Program and its predecessor, which was approved by shareholders. In addition, that plan or its predecessor also provided for options to be granted to directors and director share purchases (purchase of stock by directors with director fees). The Stock Option Plan and the Restricted Stock Plan were merged with and into the 1997 Long-Term Stock Incentive Program in February 2004.

The following table provides information about the shares of FON common stock that may be issued upon exercise of awards as of year-end 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1),(2)	Number of securities remaining available for future issuance under equity compensation plans(3),(4),(5),(6)
Equity compensation plans approved by Shareholders
FON common stock	133,453,397	$26.35	96,110,780
Equity compensation plans not approved by Shareholders
FON common stock	—	—	—

(1)	Excludes purchase rights accruing under the ESPP. Under the ESPP, each eligible employee may purchase FON common stock at annual intervals at a purchase price per share equal to 85% of the market value on the grant date or the exercise date, whichever is lesser. At year-end 2004, an estimated 3.6 million shares of FON common stock were under election to purchase at a maximum purchase price of $14.64 per share.

(2)	The weighted average exercise price does not take into account the 6,038,466 shares of FON common stock issuable upon vesting of restricted stock units, which have no exercise price. The weighted average price also does not take into account the 7,303 shares of FON common stock issuable as a result of the purchase of those shares by directors with 2004 fourth quarter directors’ fees; the purchase price was $24.91 for each share of FON common stock.

(3)	Of these shares, 45,373,712 shares of FON common stock were available under the 1997 Long-Term Stock Incentive Program. Although it is not Sprint’s intention to do so, all of the shares, plus any shares that become available due to forfeiture of outstanding awards, could be issued in a form other than options, warrants, or rights.

(4)	Includes 29,819,136 shares of FON common stock available for issuance under the ESPP.

(5)	Under the 1997 Long-Term Stock Incentive Program, the number of shares increased on January 1 of each year by 1.5% of the FON common stock outstanding on that date and 1.5% of the PCS common stock, Series 1 and 2, outstanding on that date. In the recombination of the PCS common stock and the FON common stock, all outstanding options to purchase PCS common stock were converted into options to purchase FON common stock on the basis of the conversion ratio of 0.5 shares of FON common stock for each share of PCS common stock. In addition, all outstanding restricted stock units representing PCS common stock were converted into restricted stock units representing FON common stock on the basis of the conversion ratio of 0.5 shares of FON common stock for each share of PCS common stock. Following the recombination, the number of shares increases on January 1 of each year by 1.5% of the FON common stock, Series 1 and 2, outstanding on that date. No awards may be granted after April 15, 2007.

(6)	Under MISOP, the number of shares increased on January 1 of each year by 0.9% of the FON common stock outstanding on that date and 0.9% of the PCS common stock, Series 1 and 2, outstanding on that date; however, the board of directors capped the shares so that no additional shares were added on January 1, 2004 or January 1, 2005. In the recombination of the PCS common stock and the FON common stock, all outstanding options to purchase PCS common stock were converted into options to purchase FON common stock on the basis of the conversion ratio of 0.5 shares of FON common stock for each share of PCS common stock. No options may be granted after April 18, 2005.

Item 13. Certain Relationships and Related Transactions

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2004.

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference from Sprint’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of Sprint’s fiscal year ended December 31, 2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. The consolidated financial statements of Sprint filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

2.	The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed as part of this report:

EXHIBITS

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)	Agreement and Plan of Merger, dated as of December 15, 2004, by and among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

(3)	Articles of Incorporation and Bylaws:

(a)	Restated Articles of Incorporation, dated as of December 9, 2003 (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(b)	Certificate of Designation, Preferences and Rights of Preferred Stock-Sixth Series, dated as of April 23, 2004 (filed as Exhibit 3(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(c)	Certificate of Elimination of Designations of Preferred Stock-Eighth Series, dated as of April 23, 2004 (filed as Exhibit 3(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(d)	Bylaws, as amended (filed as Exhibit 3(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

(4)	Instruments defining the Rights of Sprint’s Security Holders:

(a)	The rights of Sprint’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibits 3(a), 3(b) and 3(c).

(b)	Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3(d).

(c)	Second Amended and Restated Rights Agreement, between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Corporation Registration Statement on Form 8-A relating to Sprint’s Rights, filed April 12, 2004, and incorporated herein by reference).

(d)	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Corporation Current Report on Form 8-K/A dated October 17, 2001 and incorporated herein by reference).

(e)	Indenture, dated as of October 1, 1998, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference).

(10)	Material Agreements:

(a)	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc., and Comcast Corporation (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

(b)	364-Day Credit Agreement, dated as of June 22, 2004, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, J.P. Morgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS Loan Finance LLC, as documentation agents (filed as Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

(c)	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005, among Sprint Corporation, certain subsidiaries of Sprint Corporation and Global Signal Inc., including as Exhibit D the Form of Lease and Sublease Agreement (filed as exhibit 10 to Sprint Corporation Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

(d)	Executive Deferred Compensation Plan, as amended, including summary of certain Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10.2 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

(e)	Management Incentive Stock Option Plan, as amended (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(f)	1997 Long-Term Stock Incentive Program, as amended (filed as Exhibit 10.4 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

(g)	Sprint Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(l) to Sprint Corporation Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(h)	Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(i)	Management Incentive Plan, as amended (filed as Exhibit 10.1 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

(j)	Summary of 2005 Salaries and Short-Term Incentive Compensation of Named Executive Officers.

(k)	Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

(l)	Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

(m)	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers (Mr. Betts) (filed as Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

(n)	Director’s Deferred Fee Plan, as amended (filed as Exhibit 10.1 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

(o)	Form of Indemnification Agreements between Sprint Corporation and its Directors and Officers (filed as Exhibit 10(e) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

(p)	Summary of Executive Officer Benefits and Board of Directors Benefits and Fees (filed as Exhibit 10.6 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

(q)	Executive Agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company, and Len Lauer (filed as Exhibit 10(bb) to Sprint Corporation Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(r)	Employment Agreement dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

(s)	Amendment No. 1 dated as of December 15, 2004, to the Employment Agreement dated as of March 19, 2003 by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10 to Sprint Corporation Current Report on Form 8-K dated December 15, 2004 and incorporated herein by reference).

(t)	Employment Agreements and other compensation arrangements with certain of its Executive Officers (Messrs. Blessing, Dellinger, Fuller, Gerke, Janzen, Kissinger, Stout and Ms. Walker) (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

(u)	Employment Agreement between Sprint Corporation and one of its Executive Officers (Mr. Kelly) (filed as Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(v)	Summary of Sprint Retention Program

(w)	Form of 2003 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(x)	Form of 2003 Award Agreement (awarding restricted stock units and stock options) with Executive Officers (filed as Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(y)	Form of Election relating to 2003 Executive restricted stock unit awards (filed as Exhibit 10(f) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(z)	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee, Fuller and Lauer (filed as Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(aa)	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers (filed as Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(bb)	Form of 2004 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(cc)	Form of 2005 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10.2 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

(dd)	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer.

(ee)	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Mr. Fuller.

(ff)	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers.

(12)	Computation of Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of Registrant

(23) (a)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

(23) (b)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sprint will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt. The total amount of securities authorized under any of said instruments (other than those listed above) does not exceed 10% of the total assets of Sprint.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION
(Registrant)

By	/s/ GARY D. FORSEE
Gary D. Forsee
Chairman and Chief Executive Officer

Date: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2005.

/s/ GARY D. FORSEE
Gary D. Forsee
Chairman and Chief Executive Officer

/s/ ROBERT J. DELLINGER
Robert J. Dellinger
Executive Vice President and
Chief Financial Officer

/s/ JOHN P. MEYER
John P. Meyer
Senior Vice President and Controller
Principal Accounting Officer

SIGNATURES

SPRINT CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2005.

/s/ DUBOSE AUSLEY	/s/ IRVINE O. HOCKADAY, JR.
DuBose Ausley, Director	Irvine O. Hockaday, Jr., Director

/s/ GORDON BETHUNE	/s/ LINDA K. LORIMER
Gordon M. Bethune, Director	Linda K. Lorimer, Director

/s/ E. LINN DRAPER, JR.	/s/ CHARLES E. RICE
E. Linn Draper, Jr., Director	Charles E. Rice, Director

/s/ GARY D. FORSEE	/s/ LOUIS W. SMITH
Gary D. Forsee, Director	Louis W. Smith, Director

/s/ JAMES H. HANCE, JR.	/s/ GERALD L. STORCH
James H. Hance, Jr., Director	Gerald L. Storch, Director

/s/ DEBORAH A. HENRETTA	/s/ WILLIAM H. SWANSON
Deborah A. Henretta, Director	William H. Swanson, Director

Index to Financial Statements, Financial Statement Schedule and Exhibits

Sprint Corporation	Page Reference
Consolidated Financial Statements

Management Report	F-2
Reports of KPMG LLP, Independent Registered Public Accounting Firm	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-5
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004	F-6
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2004	F-7
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-8
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	F-10
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2004	F-11
Notes to Consolidated Financial Statements	F-12

Financial Statement Schedule
Schedule II—Consolidated Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004	F-46

Exhibits

(12)—Computation of Ratio of Earnings to Fixed Charges
(21)—Subsidiaries of Registrant
(23)—(a) Consent of KPMG LLP, Independent Registered Public Accounting Firm
(23)—(b) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
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

The 2004 financial statements included in this document have been audited by KPMG LLP, independent registered public accounting firm. All previous periods’ financial statements included in this document have been audited by Ernst & Young LLP, independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and KPMG’s and Ernst & Young’s reports and consents are included herein.

The Board of Directors’ responsibility for these financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint, meets periodically with the internal auditors and independent registered public accounting firm, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal auditors and independent registered public accounting firm have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ Gary D. Forsee
Gary D. Forsee
Chairman and Chief Executive Officer

/s/ Robert J. Dellinger
Robert J. Dellinger
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Corporation:

We have audited the accompanying consolidated balance sheet of Sprint Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II— Consolidated Valuation and Qualifying Accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sprint Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Controls and Procedures, that Sprint Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sprint Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sprint Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sprint Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the year ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Kansas City, Missouri
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Corporation:

We have audited the accompanying consolidated balance sheet of Sprint Corporation (Sprint) as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the two years in the period ended December 31, 2003 listed in the Index to Financial Statements, Financial Statement Schedule, and Exhibits. These financial statements and the schedule are the responsibility of the management of Sprint. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, Sprint adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, effective January 1, 2003; and, as discussed in Note 6 of the Notes to Consolidated Financial Statements, Sprint adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

/s/ Ernst & Young LLP
Kansas City, Missouri
February 3, 2004, except for Note 2, as to which the date is April 23, 2004, and Note 21, as to which the date is November 2, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions)

	Sprint Corporation
Years Ended December 31,	2004	2003	2002
Net Operating Revenues	$27,428	$26,197	$26,679
Operating Expenses
Costs of services and products	12,656	11,658	12,076
Selling, general and administrative	6,624	6,608	7,228
Depreciation and amortization	4,720	4,973	4,890
Restructuring and asset impairments	3,731	1,951	389
Total operating expenses	27,731	25,190	24,583
Operating Income (Loss)	(303)	1,007	2,096
Interest expense	(1,248)	(1,401)	(1,434)
Discount (premium) on early retirement of debt	(60)	(21)	4
Other income (expense), net	8	(89)	(265)
Income (loss) from continuing operations before income taxes	(1,603)	(504)	401
Income tax benefit	591	212	50
Income (Loss) from Continuing Operations	(1,012)	(292)	451
Discontinued operations, net	—	1,324	159
Cumulative effect of changes in accounting principle, net	—	258	—
Net Income (Loss)	(1,012)	1,290	610
Earnings allocated to participating securities	(9)	—	—
Preferred stock dividends paid	(7)	(7)	(7)
Earnings (Loss) Applicable to Common Stock	$(1,028)	$1,283	$603

Diluted Earnings (Loss) per Common Share
Continuing operations	$(0.71)	$(0.21)	$0.32
Discontinued operations	—	0.94	0.11
Cumulative effect of change in accounting principle, net	—	0.18	—
Total	$(0.71)	$0.91	$0.43

Diluted weighted average common shares	1,443.4	1,415.3	1,403.8

Basic Earnings (Loss) per Common Share
Continuing operations	$(0.71)	$(0.21)	$0.32
Discontinued operations	—	0.94	0.11
Cumulative effect of change in accounting principle, net	—	0.18	—
Total	$(0.71)	$0.91	$0.43

Basic weighted average common shares	1,443.4	1,415.3	1,400.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)

	Sprint Corporation
Years Ended December 31,	2004	2003	2002
Net Income (Loss)	$(1,012)	$1,290	$610
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities	33	78	(47)
Income tax benefit (expense)	(12)	(30)	17
Net unrealized holding gains (losses) on securities during the period	21	48	(30)
Reclassification adjustments for securities gains included in net income (loss)	(28)	(7)	(3)
Reclassification of income tax expense	10	3	1
Net reclassification adjustments for securities gains included in net income (loss)	(18)	(4)	(2)
Unrealized gains (losses) on qualifying cash flow hedges	(11)	(60)	38
Income tax benefit (expense)	4	23	(9)
Net unrealized holding gains (losses) on qualifying cash flow hedges	(7)	(37)	29
Reclassification adjustments for cash flow hedges losses included in net income (loss)	15	—	—
Reclassification of income tax benefit	(5)	—	—
Net reclassification adjustments for cash flow hedges losses included in net income (loss)	10	—	—
Net foreign currency translation adjustments	20	(2)	8
Reclassification adjustments for foreign currency translation gains included in net income (loss)	—	—	(7)
Total foreign currency translation adjustments	20	(2)	1
Additional minimum pension obligation	(38)	(37)	(1,157)
Income tax benefit	17	12	444
Net additional minimum pension obligation	(21)	(25)	(713)
Total other comprehensive income (loss)	5	(20)	(715)
Comprehensive Income (Loss)	$(1,007)	$1,270	$(105)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(millions)

	Sprint Corporation
December 31,	2004	2003
Assets
Current assets
Cash and equivalents	$4,556	$2,424
Accounts receivable, net of allowance for doubtful accounts of $293 and $276	3,107	2,876
Inventories	651	582
Deferred tax asset	1,049	26
Prepaid expenses	274	279
Other	338	424
Total current assets	9,975	6,611
Gross property, plant and equipment	43,562	53,994
Accumulated depreciation	(20,934)	(26,893)
Net property, plant and equipment	22,628	27,101
Intangibles
Goodwill	4,401	4,401
Spectrum licenses	3,376	3,385
Other intangibles, net of accumulated amortization of $11 and $3	59	29
Total intangibles	7,836	7,815
Other assets	882	1,148
Total	$41,321	$42,675

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (continued)

(millions, except per share data)

	Sprint Corporation
December 31,	2004	2003
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,288	$594
Accounts payable	2,261	2,197
Accrued interconnection costs	410	503
Accrued taxes	404	407
Advance billings	644	572
Accrued restructuring costs	168	117
Payroll and employee benefits	428	683
Accrued interest	335	378
Other	964	1,025
Total current liabilities	6,902	6,476
Noncurrent liabilities
Long-term debt and capital lease obligations	15,916	16,841
Equity unit notes	—	1,725
Deferred income taxes	2,176	1,725
Postretirement and other benefit obligations	1,445	1,572
Other	1,114	976
Total noncurrent liabilities	20,651	22,839
Redeemable preferred stock	247	247
Shareholders’ equity
Common stock
FON, par value $2.00 per share, 3,000.0 shares authorized, 1,474.8 and 904.3 shares issued and outstanding	2,950	1,809
PCS, par value $1.00 per share, 4,000.0 shares authorized, 0 and 1,035.4 shares issued and outstanding	—	1,035
Capital in excess of par or stated value	11,873	10,084
Retained earnings (deficit)	(586)	906
Accumulated other comprehensive loss	(716)	(721)
Total shareholders’ equity	13,521	13,113
Total	$41,321	$42,675

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Sprint Corporation
Years Ended December 31,	2004	2003	2002
Operating Activities
Net income (loss)	$(1,012)	$1,290	$610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operation, net	—	(1,324)	(159)
Cumulative effect of change in accounting principle	—	(258)	—
Equity in net losses of affiliates	39	77	117
Depreciation and amortization	4,720	4,973	4,890
Deferred income taxes	(576)	439	544
Non-cash portion of restructuring charge	—	—	35
Net losses (gains) on sales of assets	(14)	(4)	(111)
Net losses on write-down of assets	3,540	1,873	418
Changes in assets and liabilities:
Accounts receivable, net	(231)	75	590
Inventories and other current assets	(22)	204	(31)
Accounts payable and other current liabilities	(117)	(856)	(741)
Noncurrent assets and liabilities, net	17	(115)	(20)
Other, net	281	141	36
Net cash provided by operating activities of continuing operations	6,625	6,515	6,178
Investing Activities
Capital expenditures	(3,980)	(3,797)	(4,821)
Investments in and loans to other affiliates, net	(20)	(32)	116
Investments in debt securities	(121)	(302)	—
Proceeds from debt securities	266	—	—
Proceeds from sales of assets and other	77	101	138
Other, net	(35)	—	—
Net cash used by investing activities of continuing operations	(3,813)	(4,030)	(4,567)
Financing Activities
Proceeds from debt	—	44	6,061
Payments on debt	(1,884)	(2,952)	(6,703)
Proceeds from common stock issued	1,874	12	3
Dividends paid	(670)	(457)	(454)
Other, net	—	24	50
Net cash used by financing activities of continuing operations	(680)	(3,329)	(1,043)
Cash from discontinued operations	—	2,233	154
Increase in Cash and Equivalents	2,132	1,389	722
Cash and Equivalents at Beginning of Period	2,424	1,035	313
Cash and Equivalents at End of Period	$4,556	$2,424	$1,035

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (millions)	Sprint Corporation

	Class A FT Common Stock	FON Common Stock	PCS Common Stock	Capital In Excess of Par or Stated Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)(1)	Total
Beginning 2002 balance	$22	$1,778	$987	$10,076	$(427)	$14	$12,450
Net income	—	—	—	—	610	—	610
FON common stock dividends(2)	—	—	—	(334)	(113)	—	(447)
PCS preferred stock dividends	—	—	—	(7)	—	—	(7)
FON common stock issued	—	12	—	60	—	—	72
PCS common stock issued	—	—	13	89	—	—	102
Additional minimum pension liability	—	—	—	—	—	(713)	(713)
Other, net	—	—	—	47	(4)	(2)	41
Ending 2002 balance	22	1,790	1,000	9,931	66	(701)	12,108
Net income	—	—	—	—	1,290	—	1,290
FON common stock dividends	—	—	—	—	(450)	—	(450)
PCS preferred stock dividends	—	—	—	(7)	—	—	(7)
Conversion of PCS common stock underlying Class A common stock	(22)	—	22	—	—	—	—
FON common stock issued	—	19	—	121	—	—	140
PCS common stock issued	—	—	13	39	—	—	52
Stock-based compensation expense	—	—	—	52	—	—	52
Additional minimum pension liability	—	—	—	—	—	(25)	(25)
Other, net	—	—	—	(52)	—	5	(47)
Ending 2003 balance	—	1,809	1,035	10,084	906	(721)	13,113
Net loss	—	—	—	—	(1,012)	—	(1,012)
Common stock dividends(2)	—	—	—	(183)	(480)	—	(663)
Preferred stock dividends	—	—	—	(7)	—	—	(7)
FON common stock issued	—	104	—	1,848	—	—	1,952
PCS common stock issued	—	—	2	7	—	—	9
Stock-based compensation expense	—	—	—	129	—	—	129
Additional minimum pension liability	—	—	—	—	—	(21)	(21)
Conversion of PCS common stock into FON common stock	—	1,037	(1,037)	—	—	—	—
Other, net	—	—	—	(5)	—	26	21
Ending 2004 balance	$—	$2,950	$—	$11,873	$(586)	$(716)	$13,521

Shares Outstanding

Beginning 2002 balance	43.1	888.8	986.7
FON common stock issued	—	6.3	—
PCS common stock issued	—	—	13.1

Ending 2002 balance	43.1	895.1	999.8
Conversion of common stock underlying Class A FT common stock	—	—	21.6
Cancellation of Class A FT common stock	(43.1)	—	—
FON common stock issued	—	9.2	—
PCS common stock issued	—	—	14.0

Ending 2003 balance	—	904.3	1,035.4
FON common stock issued	—	52.0	—
PCS common stock issued	—	—	1.6
Conversion of PCS common stock into FON common stock	—	518.5	(1,037.0)

Ending 2004 balance	—	1,474.8	—

(1)	As of December 31, 2004, Accumulated other comprehensive loss consists of $(759) million additional minimum pension liability, $22 million of unrealized net gains related to investments and derivatives and $21 million of foreign currency translation adjustment.

(2)	In 2004 and 2002, FON common stock dividends were paid out of capital in excess of par or stated value in the quarterly period in which retained earnings were in a deficit position.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Sprint Corporation

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

Classification of Operations

Sprint offers an extensive range of innovative communication products and solutions, including wireless, long distance voice and data transport, global Internet Protocol or (IP), local and multiproduct bundles. Sprint’s business is divided into three segments: Wireless, Local and Long distance operations. At year-end 2004, Sprint had approximately 59,900 active employees. Approximately 7,300 employees were represented by unions.

Wireless

Wireless has licenses to serve the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands. Wireless uses a single frequency band and a single technology. Wireless provides nationwide service through a combination of operating its own digital network in major U.S. metropolitan areas, affiliating under commercial arrangements with other companies that use CDMA and roaming on other providers’ networks.

Local

Local consists mainly of regulated incumbent local phone companies. Local provides local voice and data services, including digital subscriber line (DSL), for customers within its franchise territories, access by phone customers and other carriers to the local network, nationwide long distance services to customers located within its franchise territories, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers.

Long distance

Long distance provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as Internet Protocol (IP) and frame relay and managed network services.

Sprint determined that business conditions and events occurring in the 2004 third quarter and impacting its Long distance operations constituted a “triggering event” requiring an evaluation of the recoverability of the Long distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Sprint reevaluated its strategy and financial forecasts in the 2004 third quarter resulting in a $3.52 billion pre-tax non-cash impairment charge to the carrying value of the Long distance long-lived assets. See Note 7 for additional information.

Income Taxes

Sprint records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition

Sprint recognizes operating revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and the Emerging Issues Task Force Consensus No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF No. 00-21). Operating revenues are recognized as services are rendered or as products are delivered to customers. Certain of Sprint’s bundled products and services, primarily in Wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values.

Wireless offerings include wireless phones and service contracts sold together in its company-owned stores. The activation fee revenue associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Wireless activation fees earned prior to the 2003 third quarter adoption of EITF No. 00-21 are being deferred and amortized over the average life of the subscriber.

Certain Wireless activation fees associated with unbundled sales continue to be deferred and amortized over the average life of the subscriber. Certain Local installation fees are deferred and amortized over the average life of the customer.

Advertising Expense

Sprint recognizes advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $989 million in 2004, $946 million in 2003, and $1.0 billion in 2002.

Cash and Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. These investments include money market funds, U.S. Government and Government-Sponsored debt securities, corporate debt securities, municipal securities, repurchase agreements, and bank-related securities. All securities meet Sprint’s investment policy guidelines and are stated at cost, which approximates market value. Sprint uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks included in accounts payable totaled $175 million at year-end 2004 and $208 million at year-end 2003. Sprint had sufficient funds available to fund the outstanding checks when they were presented for payment.

Allowance for Doubtful Accounts

This reserve reflects the estimate of accounts receivable collectibility and requires management’s judgement based on historical trending, industry norms and recognition of current market indicators about general economic conditions, which are predictive of the future economic viability of our customer base.

Investments in Debt Securities

Investments in marketable debt securities are classified as available for sale and reported at fair value, based on quoted market prices. Interest on investments in debt securities is reinvested and recorded in “Other income (expense), net” in the Consolidated Statements of Operations. Gross unrealized holding gains and losses are reflected on the Consolidated Balance Sheets as adjustments to “Shareholders’ equity—Accumulated other comprehensive income (loss),” net of related income taxes.

Investments in Equity Securities

Investments in marketable equity securities are classified as available for sale and reported at fair value, based on quoted market prices. Gains and losses are recognized using an average cost method. Gross unrealized holding gains and losses are reflected on the Consolidated Balance Sheets as adjustments to “Shareholders’ equity—Accumulated other comprehensive income (loss),” net of related income taxes. Impairment losses on investments in equity securities are recorded to “Other income (expense), net” in the Consolidated Statements of Operations when an investment’s market value declines below Sprint’s cost basis on an other than temporary basis.

Inventories

Inventories in Local and Long distance are stated at the lower of cost or market. Inventories of handsets in Wireless are stated at the lower of cost or replacement value. Cost is principally determined on a first-in first-out method.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

In 2004, Sprint extended the depreciable life of certain high-capacity transmission equipment from eight years to twelve years due to slower anticipated evolution of technology. This extension in life decreased the 2004 depreciation expense in Long distance by approximately $74 million.

Network assets principally consisted of switching equipment and cell site towers, base transceiver stations, other radio frequency equipment, metallic cable and wire facilities, digital fiber-optic cable, conduit, poles, other central office and transport facilities, and transmission-related equipment. Asset lives generally ranged from three to 30 years, with 67% of the balance having lives between six and 15 years.

Building and improvements principally consisted of owned general office facilities, leasehold improvements and retail stores. Asset lives ranged from five to 30 years, with 51% of the balance having lives between five and ten years.

Administrative assets principally consisted of furniture, information technology equipment and vehicles. Asset lives ranged from three to 30 years, with 49% of the balance having lives between three and five years. Other assets principally consisted of projects under construction and land. These assets are not generally depreciable.

Sprint’s gross property, plant and equipment aggregated by asset type was as follows:

	December 31,
	2004	2003
	(millions)
Network assets	$32,138	$42,281
Building and improvements	6,182	5,353
Administrative and other assets	5,242	6,360
Gross property, plant and equipment	$43,562	$53,994

Sprint’s gross property, plant and equipment aggregated by business function was as follows:

	December 31,
	2004	2003
	(millions)
Wireless	$19,376	$18,479
Local	19,496	18,976
Long distance	2,356	14,179
Other	2,334	2,360
Gross property, plant and equipment	$43,562	$53,994

Capitalized Interest

Capitalized interest totaled $57 million in 2004, $59 million in 2003, and $90 million in 2002. Capitalized interest is incurred in connection with the construction of capital assets. SFAS No. 34, Capitalization of Interest Costs, requires that assets under construction be incurring interest cost through the payment of cash or incurrence of an interest-bearing liability in order to qualify for interest capitalization.

Goodwill and Other Intangibles

Effective January 1, 2002, Sprint adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased, and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. The book value of goodwill was $4.4 billion at December 31, 2004 and 2003 with virtually all attributed to Wireless. Sprint evaluates goodwill for impairment on an annual basis and whenever events or circumstances indicate that these assets may be impaired. Sprint determines impairment by comparing the net assets of each reporting unit, identified as Sprint’s operating segments, to the respective fair value. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Indefinite Life Intangibles

Sprint identified spectrum licenses and Sprint’s trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

Wireless acquired spectrum licenses from the FCC to operate as a PCS service provider. Additionally, Wireless incurred costs related to microwave relocation to facilitate use of the spectrum licenses. Long distance acquired spectrum licenses when the broadband fixed wireless companies were acquired in 1999. Spectrum licenses are integral to the operation of our business, and in fact, we cannot operate major portions of our business without them. As long as Sprint acts within the requirements and constraints of the regulatory authorities, the renewal and extension of its licenses is reasonably certain at minimal cost. Spectrum licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. At present there is no competing technology on the horizon that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

The Sprint trademark is a highly respected brand with positive connotations. Current market assessments rank it as one of the most recognizable brands in the United States. Sprint has no legal, regulatory or contractual limitations associated with its trademark. Sprint cultivates and protects the use of its brand.

Sprint evaluates the recoverability of indefinite lived intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. Sprint determines impairment by comparing an asset’s respective carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgements and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

As of December 31, 2004, no impairments existed. In the 2003 third quarter, Long distance recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the carrying value of its Broadband Radio Services (BRS) spectrum.

The book value of indefinite life intangibles was $3.4 billion at December 31, 2004 and 2003.

Definite Life Intangibles

Definite life intangibles include the value of Sprint’s patents and the value associated with acquired Wireless subscriber bases. In 2002, the intangible associated with the Wireless subscriber base of approximately $746 million became fully amortized, at which time the accumulated amortization reduced the carrying value of the asset. In 2004, Sprint acquired a subscriber base with a value of $35 million. Sprint evaluates the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. Sprint determines impairment by comparing an asset’s respective carrying value to estimates of the sum of the future cash flows expected to result from Sprint’s asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Definite life intangibles are amortized over their useful lives, which at year-end 2004 averaged a little over 5 years. Amortization on these assets totaled $8 million in 2004, $1 million in 2003, and $4 million in 2002.

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

Earnings per Share

Sprint’s dilutive securities consist of options, restricted stock units and Employee Stock Purchase Plan (ESPP). In 2004 and 2003, dilutive securities were antidilutive in calculating loss per share because Sprint incurred losses from continuing operations. Although not used in the determination of earnings per share for 2004 and 2003, Sprint’s dilutive securities totaled 12.3 million shares in 2004 and 3.0 million shares in 2003. Sprint’s dilutive securities totaled 3.8 million shares in 2002.

Certain options have been granted with exercise prices which are currently higher than market. These options are considered antidilutive and have not been included in the dilutive calculation. Sprint’s antidilutive securities totaled 88 million shares in 2004, 103 million shares in 2003, and 119 million shares in 2002.

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

Year-Ended December 31,	2004	2003	2002
	(millions)
Net income (loss), as reported	$(1,012)	$1,290	$610
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	82	33	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(111)	(106)	(218)
Pro forma net income (loss)	$(1,041)	$1,217	$397
Earnings (loss) per common share:
Basic—as reported	$(0.71)	$0.91	$0.43
Basic—pro forma	$(0.73)	$0.85	$0.28
Diluted—as reported	$(0.71)	$0.91	$0.43
Diluted—pro forma	$(0.73)	$0.85	$0.28

Sprint recognized pre-tax charges of $81 million and $37 million in 2004 and 2003 related to stock-based grants issued after December 31, 2002. In 2002, pre-tax charges of $7 million were recognized for grants of restricted stock made in 2002 and previous years.

In 2004, Sprint recognized pre-tax charges of $48 million of non-cash expense related to the recombination of FON common stock and PCS common stock. As required by SFAS No. 123, Sprint accounted for the conversion of PCS stock options to FON stock options as a modification and accordingly applied stock option expensing to FON stock options resulting from the conversion of PCS stock options granted before January 1, 2003.

In 2003, Sprint recognized pre-tax charges of $15 million for non-cash expense in connection with separation agreements between Sprint and William T. Esrey, former chairman and chief executive officer, Ronald T. LeMay, former president and chief operating officer, and J. Richard Devlin, former executive vice president – general counsel, external affairs and corporate secretary. The charges were associated with accounting for modifications which accelerated vesting and extended vesting and exercise periods of stock options granted in prior periods, as required by SFAS No. 123. Most of the FON stock options had exercise prices that were approximately two times the market price at the modification date, while most of the PCS stock options had exercise prices that were five times the market price at the modification date.

2. Recombination of Tracking Stock

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including Wireless, Local and Long distance operations. This event is generally reflected in the presentation of these financial statements as if the recombination had occurred as of the earliest period presented.

Shareholders’ Equity

The conversion of PCS common stock into FON common stock resulted in an increase in FON common stock outstanding of 518.5 million shares as of April 23, 2004. Although Sprint’s Articles of Incorporation continue to authorize PCS common stock following the conversion of PCS common stock, Sprint’s board of directors adopted a resolution prohibiting the issuance of any shares. Sprint intends to submit to a vote of stockholders at its 2005 annual meeting of stockholders amended and restated Articles of Incorporation which would delete references to the PCS common stock.

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

Following is previously reported earnings per share information for the FON Group and the PCS Group:

	2003		2002
Periods Ended December 31,	FON Group	PCS Group	FON Group	PCS Group
	(millions, except earnings per share data)
Income (Loss) from Continuing Operations	$360	$(652)	$1,035	$(584)
Discontinued operation, net	1,324	—	159	—
Cumulative effect of change in accounting principle, net	258	—	—	—

Net Income (Loss)	1,942	(652)	1,194	(584)
Preferred stock dividends (paid) received	8	(15)	7	(14)

Earnings (Loss) Applicable to Common Stock	$1,950	$(667)	$1,201	$(598)

Diluted Earnings (Loss) per Common Share(1)(2)
Continuing operations	$0.41	$(0.65)	$1.17	$(0.59)
Discontinued operation	1.47	—	0.18	—
Cumulative effect of change in accounting principle, net	0.29	—	—	—

Total	$2.16	$(0.65)	$1.34	$(0.59)

Diluted weighted average common shares	903.2	1,028.7	893.3	1,015.8

Basic Earnings (Loss) per Common Share(2)
Continuing operations	$0.41	$(0.65)	$1.17	$(0.59)
Discontinued operation	1.47	—	0.18	—
Cumulative effect of change in accounting principle, net	0.29	—	—	—

Total	$2.16	$(0.65)	$1.35	$(0.59)

Basic weighted average common shares	900.9	1,028.7	892.1	1,015.8

DIVIDENDS PER COMMON SHARE
FON common stock	$0.50	$—	$0.50	$—

Class A common stock	$—	$—	$0.125	$—

(1)	As the effects of including potentially dilutive PCS securities were antidilutive, they were not included in the diluted weighted average common shares outstanding for the PCS Group, nor were they included in the calculation of diluted earnings per share.
(2)	Earnings per share amounts may not add due to rounding.

3. Proposed Merger and Contemplated Spin-off

In December 2004, the boards of directors of Sprint Corporation and Nextel Communications, Inc. each unanimously approved a strategic merger combining Sprint and Nextel in what we intend to be a “merger of equals.” When the proposed merger is completed, Sprint will change its name to Sprint Nextel Corporation and the Sprint Nextel common stock will be quoted on the New York Stock Exchange. Existing shares of Sprint common stock will remain outstanding as Sprint Nextel common stock as Sprint is the acquiring entity. Under the terms of the merger agreement, at closing each share of Nextel class A common stock and Nextel class B common stock will be converted into shares of Sprint Nextel common stock and Sprint Nextel non-voting common stock, respectively, as well as a small per share amount of cash, with a total value expected to equal 1.3 shares of Sprint Nextel common stock. Nextel zero-coupon, convertible, redeemable preferred stock will be converted into Sprint Nextel zero-coupon, convertible, redeemable preferred stock.

The proposed merger is subject to shareholder approval, as well as various regulatory approvals. It is also subject to other customary closing conditions and is expected to be completed in the second half of 2005.

Sprint and Nextel intend to spin off Sprint’s local telecommunications business after the proposed merger is completed. In order to facilitate the spin-off on a tax-free basis, the exact allocation of cash and shares of Sprint Nextel common stock that Nextel common stockholders will receive in the proposed merger will be adjusted at the time the merger is completed. The aggregate cash portion of the merger consideration is capped at $2.8 billion.

4. Investments

At December 31, 2004 Sprint carried $341 million in investment asset value: $65 million of which was included in “Current assets—other” and $276 million in “Other assets” on the Consolidated Balance Sheets.

At December 31, 2003, Sprint carried $548 million in investment asset value: $125 million of which was included in “Current assets—other” and $423 million was included in “Other assets” on the Consolidated Balance Sheets.

Specific investment types and the related carrying amounts include:

Investments in Debt Securities

During 2004 and 2003, Sprint invested in marketable debt securities. As of December 31, 2004, $65 million of Sprint’s investments in debt securities were classified as “Current assets—other” and $91 million were reflected in “Other assets” on the Consolidated Balance Sheets. As of December 31, 2003, $125 million of debt securities were classified as “Current assets—other” and $177 million were reflected in “Other assets.” At December 31, 2004, the debt securities carried in “Other assets” all have maturities prior to December 31, 2006.

Sprint also invested in debt securities with original or remaining maturities at purchase of 90 days or less. The securities were included in “Cash and equivalents.”

Interest on these investments is reinvested and recognized in “Other income (expense), net” in the Consolidated Statements of Operations. Sprint recognized approximately $11 million of interest income on these investments in 2004 compared to $3 million in 2003. Accumulated unrealized holding gains and losses were immaterial in both 2004 and 2003.

Investments in Equity Securities

The cost of investments in marketable equity securities, primarily consisting of EarthLink common stock, was $90 million and $134 million at year-end 2004 and 2003, respectively. Accumulated unrealized holding gains were $42 million (net of $25 million tax) at year-end 2004. Comparatively, at year-end 2003, the accumulated unrealized holding gains were $38 million (net of $23 million tax). Accumulated unrealized holding gains were included in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets.

At year-end 2004, Sprint held 12.3 million shares of EarthLink common stock, down from 18.9 million shares at year-end 2003. These securities were reflected in “Other assets” on the Consolidated Balance Sheets. The forecasted sale of these shares was hedged with variable prepaid forward contracts, which began maturing in the 2004 fourth quarter and will continue to mature through the 2005 fourth quarter.

In the 2004 fourth quarter, in connection with the maturity of certain EarthLink variable prepaid forward contracts, 5.6 million shares were used to settle approximately $48 million of the forward contracts recorded in outstanding long-term debt. Sprint sold an additional 1.0 million shares in the open market upon settlement of the contracts. Sprint recognized a $10.8 million gain on these transactions.

In the 2003 second quarter, Sprint sold 10.8 million EarthLink common shares for $66 million. Shares were sold both to EarthLink, Inc. and in the open market. Sprint recognized a $3 million loss on the sales.

Cost Method Investments

Sprint no longer carries any cost method investment related to EarthLink preferred shares. In the 2003 second quarter, Sprint converted its remaining cost method investment in EarthLink preferred shares into 18 million shares of EarthLink common stock, which is a marketable equity security.

In the 2002 second quarter, Sprint completed an analysis of the valuation of this investment, which resulted in a write-down of $241 million to market value. This charge was included in “Other income (expense), net” in Sprint’s Consolidated Statements of Operations.

Equity Method Investments

At year-end 2004 and 2003, investments accounted for using the equity method consisted primarily of Sprint’s investment in Virgin Mobile USA. These investments were reflected in “Other assets” on the Consolidated Balance Sheets. Certain other equity method investments are carried at zero value.

Virgin Mobile USA

Sprint’s investment in Virgin Mobile USA was $20 million at year-end 2004 and $41 million at year-end 2003. Sprint determined that Virgin Mobile USA is not a variable interest entity and therefore carries it as an equity method investment.

This joint venture with the Virgin Group was originally entered into in the 2001 fourth quarter. Virgin Mobile USA launched services in June 2002. Since its inception, Sprint has contributed approximately $180 million to the venture in the forms of cash and discounted network services, thereby satisfying 100% of its original commitments. In 2004, Sprint advanced $10 million to Virgin Mobile USA in the form of a loan to be repaid in 2005. An additional $10 million was advanced in the form of a loan in January 2005. Sprint’s board of directors has approved up to $35 million in loans to Virgin Mobile USA. Under the terms of the joint venture agreement, Sprint is guaranteed a $20 million return of capital in the event of liquidation.

BidCo

During 2002, Wireless’ investment in BidCo was dissolved. In the 2002 fourth quarter, Sprint received $5 million, its final share of the FCC’s return of deposit for licenses in the NextWave spectrum auction, after receiving $38 million in the 2002 second quarter representing its 85% share of the deposit for licenses. At dissolution a $5 million loss was recognized.

Pegaso

In the 2002 third quarter, Wireless sold its investment in Pegaso to Telefonica Moviles. Sprint also reached an agreement with Pegaso and the other shareholders of Pegaso for payment in connection with the cancellation of Sprint’s Services Contract. Sprint’s book investment in Pegaso was zero due to previous recognition of its share of losses. Sprint received $28 million from Telefonica Moviles in the 2002 third quarter, and in October 2002 received an additional final payment, net of foreign withholding tax, of $35 million for its investment in Pegaso.

Other investments

In the 2002 fourth quarter, Sprint liquidated a partnership and received cash proceeds of $148 million. Associated with this transaction, Sprint extinguished a $150 million borrowing from the partnership. Sprint recorded a $1 million loss on the investment.

In the 2002 second quarter, Call-Net, a Canadian long-distance provider, finalized a comprehensive recapitalization proposal that altered Long distance’s existing ownership in this investment, which had been carried at zero value since the 2000 fourth quarter. Sprint invested approximately $16 million in new Call-Net shares as part of this recapitalization. Since this is an equity method investment, Sprint recognized previously unrecognized losses in the amount of this additional investment. Additionally, Sprint and Call-Net agreed to a new ten year branding and technology services agreement for which Sprint receives royalties.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

	2004	2003	2002
	(millions)
Results of operations
Net operating revenues	$1,244	$831	$674

Operating loss	$(181)	$(279)	$(304)

Net loss	$(206)	$(255)	$(469)

Financial position
Current assets	$239	$260
Noncurrent assets	465	480
Total	$704	$740

Current liabilities	$448	$294
Noncurrent liabilities	267	337
Partners’ capital	363	289
Owners’ equity	(374)	(180)
Total	$704	$740

5. Financial Instruments

Fair Value of Financial Instruments

Sprint estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the following estimates do not necessarily represent the values Sprint could realize in a current market exchange. These amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004. Therefore, estimates of fair value after year-end 2004 may differ significantly from the amounts presented below.

The carrying amounts and estimated fair values of Sprint’s financial instruments at year-end were as follows:

	2004
	Carrying Amount	Estimated Fair Value
	(millions)
Cash and equivalents	$4,556	$4,556
Investments in securities	313	313
Japanese yen(1)	148	148
Total debt	17,204	19,568
Redeemable preferred stock	247	284

	2003
	Carrying Amount	Estimated Fair Value
	(millions)
Cash and equivalents	$2,424	$2,424
Investments in securities	497	497
Japanese yen(1)	160	160
Total debt	17,435	19,153
Equity units(2)	1,738	490
Redeemable preferred stock	247	222

(1)	Yen are held on deposit to satisfy certain capital lease obligations. See Note 9 for additional information.

(2)	Equity units included senior notes of $1.725 billion and the purchase contract adjustment payment liability of $13 million in 2003. See Note 10 for more information on equity units.

The carrying amounts of Sprint’s cash and equivalents approximate fair value at year-end 2004 and 2003. The estimated fair value of investments in securities was based on quoted market prices. The estimated fair value of long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of equity units was based on quoted market prices. The estimated fair value of all other issues was based on either the Black-Scholes pricing model, the present value of estimated future cash flows using a discount rate based on the risks involved, or quoted market prices when available.

Accounting for Derivative Instruments

Risk Management Policies

Sprint’s derivative instruments include interest rate swaps, stock warrants, variable prepaid forward contracts, credit forward contracts, and foreign currency forward contracts. Sprint’s derivative transactions are used principally for hedging purposes. The Board has authorized Sprint to enter into derivative transactions, and all transactions comply with Sprint’s risk management policies.

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

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no recognition of changes in their fair value in earnings during the life of the swap. Sprint held both cash flow hedges and fair value hedges in interest rate swaps in 2002. Sprint held only fair value hedges during 2003 and 2004.

Sprint recorded a $19 million asset in 2004 compared to a $26 million asset in 2003 resulting from changes in the fair value of the interest rate swaps. The increase in value for these swaps has been recorded in “Other assets” on the Consolidated Balance Sheets. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying “Long-term debt.”

Sprint recorded a $12 million pre-tax increase to Other comprehensive income (loss) for the year ended December 31, 2002, resulting from gains on cash flow hedges. The change in Other comprehensive income (loss) is included in “Net unrealized gains (losses) on qualifying cash flow hedges” on the Consolidated Statements of Comprehensive Income (Loss).

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. Sprint’s net derivative gains and losses on stock warrants were immaterial for the years ended December 31, 2004, 2003 and 2002.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges. In the 2004 fourth quarter, approximately 5.6 million shares of EarthLink common stock were used to settle a portion of the prepaid forward contracts. This resulted in a $10 million after tax loss related to the cash flow hedges. Prepaid forward contracts associated with the forecasted sale of approximately 12.3 million shares of EarthLink common stock remain outstanding at December 31, 2004 and will settle in 2005. Accumulated unrealized losses related to these hedges were $20 million (net of $12 million tax) at year-end 2004. These unrealized losses were included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

Sprint recorded a $7 million after tax decrease for the year ended December 31, 2004 in Other comprehensive income (loss), a $37 million after tax decrease for the year ended December 31, 2003 and a $17 million after tax increase for the year ended December 31, 2002 resulting from gains and losses on these cash flow hedges. The changes in Other comprehensive income (loss) are included in “Net unrealized gains (losses) on qualifying cash flow hedges” on the Consolidated Statements of Comprehensive Income (Loss).

Credit Forward Contracts

Sprint held fair value hedges in credit forward contracts during 2003 and 2002 to hedge changes in fair value of certain debt issues. As there is a high correlation between the credit forward contracts and the debt issues being hedged, fluctuations in the value of the credit forward contracts are generally offset by changes in the fair value of the debt issues. A nominal amount was recorded in 2003 and 2002 on these hedges in the Consolidated Statements of Operations. In 2003, the credit forward contracts were settled.

Foreign Currency Contracts

Foreign currency forward contracts and options held during the period were not designated as hedges as defined in SFAS No. 133, and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint had no outstanding foreign currency forward contracts at year-end 2004. At both year-end 2003 and 2002, Sprint had outstanding forward contracts to buy various foreign currencies of $2 million. The forward contracts open at year-end 2003 and 2002 all had original maturities of six months or less. At year-end 2004, Sprint had $19 million equivalent notional amount of zero-cost option collars in various foreign currencies outstanding. There were no outstanding foreign currency zero-cost option collars at year-end 2003 and 2002. Including hedge costs, net losses were immaterial in 2004, 2003 and 2002.

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

6. Asset Retirement Obligations

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

Sprint’s network is primarily located on owned and leased property and utility easements. In Long distance and Local, a majority of the leased property has no requirement for remediation at retirement. The leased property of Wireless has potential remediation requirements. Sprint expects to maintain its property as a necessary component of infrastructure required to maintain operations or FCC licensing. Sprint has recorded the liability and related accretion expense presently required for the ultimate satisfaction of these requirements, and these amounts are immaterial.

Adoption of SFAS No. 143 affected the cost of removal historically recorded by Local. Consistent with regulatory requirements and industry practice, Local historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an ARO liability. Upon adoption of SFAS No. 143, Sprint recorded a reduction in its historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit, net of tax, in the Consolidated Statements of Operations of $258 million. The impact of this accounting change on income (loss) from continuing operations was a decrease in Local’s 2003 depreciation expense of approximately $40 million and an increase to 2003 expenses incurred for removal costs of approximately $20 million recognized as incurred over the year.

The following table illustrates the effect on Sprint’s net income (loss) had Sprint applied SFAS No. 143 in 2002:

Years ended December 31,	2003	2002
	(millions, except per share amounts)
Net income, as reported	$1,290	$610
Deduct: Cumulative effect of change in accounting principle, net of related tax effects	(258)	—
Add: Historically accrued cost of removal included in depreciation reserves, less cash removal expenses, net of related tax effects	—	10
Adjusted net income	1,032	620
Preferred stock dividends paid	(7)	(7)
Adjusted earnings applicable to common stock	$1,025	$613

Diluted and basic earnings per share
Net income, as reported	$0.91	$0.43
Deduct: Cumulative effect of change in accounting principle, net of related tax effects	(0.18)	—
Add: Historically accrued cost of removal included in depreciation reserves, less cash removal expenses, net of related tax effects	—	0.01
Adjusted diluted and basic earnings per share	$0.73	$0.44

Diluted weighted average shares outstanding	1,415.3	1,403.8

Basic weighted average shares outstanding	1,415.3	1,400.0

7. Restructuring and Asset Impairments

Organizational Realignment

In the 2003 fourth quarter, Sprint undertook an initiative to realign internal resources to enhance our focus on the needs and preferences of two distinct consumer types—business and individuals. This business transformation initiative is enabling the enterprise to more effectively and efficiently use its asset portfolio to create customer-focused communication solutions. One of the goals of this initiative is to create a more efficient cost structure. As decisions are made to meet this specific goal (Organizational Realignment), charges are recognized for severance costs associated with work force reductions.

The decisions made in the 2003 fourth quarter and 2004 first quarter are expected to result in the involuntary separation of approximately 2,550 employees. The decisions made in the 2004 second quarter to consolidate call center activity and respond to the continued competitive pressures in the long-distance market are expected to result in the involuntary separation of approximately 2,350 additional employees. In October 2004, Sprint announced strategic plans that will result in additional work force reductions of up to 1,000 employees achieved through attrition, and voluntary and involuntary separations. As of December 31, 2004, approximately 5,000 separations have been completed.

Sprint has recognized pre-tax charges of $130 million and $59 million in 2004 and 2003 for the Organizational Realignment primarily associated with severance benefits. Sprint currently expects the aggregate pre-tax charges will not exceed $215 million. Actions associated with these decisions should be completed in the first half of 2005.

Other Restructuring Activity

In the 2003 fourth quarter, Sprint announced the termination of the development of a new billing platform (Wireless Billing Platform Termination). These decisions resulted in pre-tax charges of $351 million in the 2003 fourth quarter. The charge for asset impairments was $339 million and the remaining $12 million was accrued for other contractual obligations. In the 2004 third quarter, Sprint recorded an expense reduction of $2 million as a result of finalizing the contractual obligations associated with this action.

In the 2003 second quarter, Sprint announced the wind-down of its Web Hosting business. Restructurings of other Long distance operations also occurred in the continuing effort to create a more efficient cost structure (Web Hosting Wind-down). These decisions resulted in pre-tax charges of $376 million in 2003 and $63 million in 2004. The aggregate charge for asset impairments was $316 million, the aggregate charge for employee terminations was $13 million and the remaining $110 million was for facility lease terminations. The severance charges are associated with the involuntary employee separation of approximately 600 employees. As of December 31, 2004, substantially all activities associated with this wind-down have been completed and Sprint has recognized $439 million in pre-tax charges.

In the 2002 fourth quarter, Sprint announced a consolidation in its Network, Information Technology, and Billing and Accounts Receivable organizations, as well as in other areas of Sprint, in the on-going effort to streamline operations and maintain a competitive cost structure (One Sprint Consolidation). These decisions resulted in a $146 million pre-tax charge consisting of severance costs associated with work force reductions totaling $58 million, and the remaining $88 million was accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge is associated with the involuntary employee separation of approximately 2,100 employees. In the 2003 fourth quarter, Sprint completed an analysis to true up original estimates, and that analysis resulted in a $12 million reduction of liabilities. The remaining commitment has been reclassified as other current and non-current liabilities.

In the 2002 fourth quarter, Sprint announced it would reduce wireless operating expenses through a work force reduction (Wireless Consolidation). This action, which was undertaken to create a more competitive cost structure for the business, resulted in a $43 million pre-tax charge. The charge for severance costs totaled $25 million, and the remaining $18 million was accrued for other exit costs primarily associated with the termination of real estate leases. The severance charge was associated with the involuntary employee separation of approximately 1,600 employees. In the 2003 fourth quarter, Sprint completed an analysis to true up original estimates, and that analysis resulted in a $5 million reduction of liabilities. The remaining commitment has been reclassified as other current and non-current liabilities.

In the 2002 third quarter, Sprint announced a restructuring integrating its E|Solutions’ web hosting sales, mobile computing consulting, marketing, and product sales support capabilities into Sprint Business while integrating E|Solutions’ customer service operations into Network Services. Additionally, Sprint announced that Long distance would discontinue offering and internally supporting facilities-based Digital Subscriber Line (DSL) services to customers (collectively, the Long distance Consolidation). These decisions resulted in a $202 million pre-tax charge. The charge for asset impairments was $142 million, severance costs totaled $22 million, and the remaining $38 million was accrued for other exit costs associated with the termination of real estate leases and other contractual obligations. The severance charge was associated with the involuntary separation of approximately 1,100 employees. In the 2003 fourth quarter, Sprint completed an analysis to true up original estimates, and that analysis resulted in an $18 million reduction associated with the asset impairment charge and a $15 million reduction of liabilities. The remaining commitment has been reclassified as other current liabilities.

In the 2002 first quarter, Sprint announced plans to close five Wireless customer solution centers, as well as additional steps to reduce operating costs in its network, sales and distribution, and customer solutions business units (Wireless Customer Service Center Closures). These decisions resulted in a $23 million pre-tax charge. The charge for severance costs was $13 million with the remaining $10 million being for other exit costs, primarily for the termination of real estate leases. The severance charge was associated with the involuntary separation of approximately 2,600 employees. In the 2002 third quarter, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2002 first quarter. This analysis resulted in a $6 million reduction of liabilities. The remaining commitment has been reclassified as other current liabilities.

The 2004 and 2003 activity is summarized as follows:

		2004 Activity
	December 31, 2003 Liability Balance	Total Restructuring Charge	Cash Payments	December 31, 2004 Liability Balance
	(millions)
Restructuring Events
Web Hosting Wind-down
Severance	$6	$(2)	$4	$—
Other exit costs	45	65	17	93
Organizational Realignment
Severance	54	122	109	67
Other exit costs	—	8	—	8
Wireless Billing Platform Termination
Other exit costs	12	(2)	10	—
Total	$117	$191	$140	$168

		2003 Activity
	December 31, 2002 Liability Balance	Total Restructuring Charge	Cash Payments	Non-cash/ Adjustments	Write-offs/ Expense	Reclass to Other Liabilities	December 31, 2003 Liability Balance
	(millions)
Restructuring Events—2003
Web Hosting Wind-down
Severance	$—	$15	$9	$—	$—	$—	$6
Other exit costs	—	45	—	—	—	—	45
Organizational Realignment
Severance	—	59	5	—	—	—	54
Wireless Billing Platform Termination
Other exit costs	—	12	—	—	—	—	12
Restructuring Events—2002
One Sprint Consolidation
Severance	58	—	50	—	8	16	—
Other exit costs	51	—	7	—	(20)	24	—
Wireless Consolidation
Severance	22	—	21	—	(1)	—	—
Other exit costs	16	—	4	(3)	(4)	5	—
Long distance Consolidation
Severance	8	—	8	—	—	—	—
Other exit costs	30	—	9	—	(15)	6	—
Wireless Customer Service Center Closures
Other exit costs	2	—	1	—	—	1	—
Restructuring Events—2001
Sprint ION Termination
Severance	43	—	21	—	(16)	6	—
Other exit costs	47	—	17	(9)	(4)	17	—
Total	$277	$131	$152	$(12)	$(52)	$75	$117

Other Asset Impairments

Sprint determined that business conditions and events occurring in the 2004 third quarter and impacting its Long distance operations constituted a “triggering event” requiring an evaluation of the recoverability of the Long distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The industry-wide business conditions and events included the continuing impacts of the highly-competitive long distance market, the related aggressive pricing, recent changes in the regulatory climate negatively impacting the long-term ability of Long distance to bridge the last mile in the consumer and small business market segments, product substitution and customers’ accelerated demands for cost-effective, advanced, IP-driven telecommunications solutions requiring transparent wireline and wireless connectivity.

In light of these industry-wide business conditions and events, Sprint reevaluated its strategy and financial forecasts in the 2004 third quarter. Sprint intends to focus sales efforts and resources on being a leader in telecommunications solutions, by emphasizing (1) integrated telecommunications solutions, and (2) markets in which Sprint can leverage its unique portfolio of wireless and wireline assets.

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

In the 2003 third quarter, Sprint recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the carrying value of its BRS spectrum. Sprint’s ongoing evaluation of its business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required an impairment analysis of the asset. Sprint is now focusing its efforts on a broad range of alternative strategies. Sprint is continuing to invest in the spectrum, is monitoring technology and industry developments, and is involved in efforts to achieve favorable regulatory rulings with respect to this spectrum.

In the 2003 first quarter, Sprint recorded a $10 million asset impairment associated with the termination of a software development project.

In the 2002 fourth quarter, Sprint recorded charges for asset impairments of $56 million. Long distance recorded a network asset impairment of $14 million. Wireless recorded an asset impairment of $42 million related to abandoned network projects.

8. Short-term Borrowings

At year-end 2004 and 2003, Sprint had no short-term notes payable or commercial paper outstanding.

In June 2004, Sprint entered into a new revolving credit facility with a syndicate of banks. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility and had no outstanding borrowings as of December 31, 2004.

Sprint has a Wireless accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in June 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and had no outstanding borrowings as of December 31, 2004 and 2003, respectively.

Sprint has a Long distance accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in August 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. As of December 31, 2004 and 2003, respectively, Sprint had no outstanding borrowings under this facility.

In addition, Sprint had standby letters of credit serving as backup to various obligations of approximately $123 million at year-end 2004.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Under its most restrictive debt covenant, which is an interest coverage ratio, Sprint had additional borrowing capacity of up to $10.7 billion at year-end 2004. This covenant is contained in the new revolving credit facility, which is referenced in Exhibit 10(b) to this Annual Report on Form 10-K, and limits debt, as defined in the agreement, through the limitation of interest on the additional debt. The same restrictive covenant is contained in the Wireless and the Long distance accounts receivable asset securitization facilities. Sprint is currently in compliance with all debt covenants associated with its borrowings.

See Note 9 for information on Current maturities of long-term debt.

9. Long-term Debt and Capital Lease Obligations

Sprint’s long-term debt and capital lease obligations at year-end were as follows:

	Maturing	2004	2003
	(millions)
Senior notes
4.8% to 8.8%(1)	2004 to 2032	$15,919	$15,891
Debentures and notes
6.8% to 9.3%	2004 to 2022	400	450
First mortgage bonds
6.5% to 9.8%	2004 to 2025	579	666
Capital lease obligations
1.4% to 11.2%	2004 to 2086	215	294
Other	2004 to 2006	91	134
		17,204	17,435
Current maturities of long-term debt		(1,288)	(594)
Long-term debt and capital lease obligations		$15,916	$16,841

(1)	Sprint’s weighted average effective interest rate related to these borrowings was 7.1% for the year-ended 2004 and 7.2% for the year-ended 2003. The effective interest rate includes the effect of interest rate swap agreements. See Note 5 for more details regarding interest rate swaps.

Scheduled principal payments during each of the next five years are as follows:

(millions)
2005	$1,288
2006	1,743
2007	1,640
2008	1,364
2009	602

Included in the above schedule are payments to be made in connection with various capital lease obligations. A substantial portion of the capital lease payments will be in Japanese yen and Sprint already satisfied this obligation by depositing the present value of the future yen payment obligations at various banks. These amounts are included on the Consolidated Balance Sheet in “Other Assets.” Based on December 31, 2004 outstanding balances, total Japanese capital lease payments included in the above schedule are $79 million in 2005 and $110 million in 2006.

In the 2004 fourth quarter, Sprint purchased $95 million of its senior notes before their schedule maturities. These notes had an interest rate of 4.8% and a maturity date of August 2006. Sprint recorded a premium of $2 million and $1 million of unamortized debt costs associated with this repayment.

In the 2004 third quarter, Sprint paid $13 million of its capital lease obligations before their scheduled maturities. Sprint also purchased $516 million of its senior notes before their scheduled maturities. These notes had interest rates ranging from 6.0% to 6.9% and maturity dates ranging from 2007 to 2028. Sprint recorded a premium of $38 million and $2 million of unamortized debt costs associated with this repayment.

In the 2004 second quarter, Sprint purchased $750 million of its senior notes related to the equity units before their scheduled maturities. The notes had an interest rate of 6.0% and a maturity date of August 2006. Sprint recorded a premium of $20 million and $9 million of unamortized debt costs associated with this repayment.

In the 2003 third quarter, Sprint repaid, before scheduled maturities, $418 million of its long-term debt. The prepayments consisted of current maturities of the $300 million Export Development Canada loan with an interest rate of 2.8% and $34 million of its senior notes with interest rates ranging from 5.7% to 5.9%. The prepayments also included $84 million of Local’s first mortgage bonds with interest rates ranging from 9.1% to 9.3% and maturity dates ranging from 2019 to 2021. Sprint recorded a net premium of $2 million associated with these prepayments.

In the 2003 first quarter, Sprint completed a tender offer to purchase $1.1 billion principal amount of its senior notes before their scheduled maturities. The notes had interest rates ranging from 5.7% to 5.9% and maturity dates ranging from 2003 to 2004. A premium of $19 million was paid associated with these prepayments.

In the 2002 fourth quarter, Sprint repaid $150 million of notes payable relating to a revolving credit facility. Sprint made a $150 million investment in the entity that provided this credit at the time it was formed in 1997. Sprint liquidated this investment and received a cash distribution approximating its original investment. Sprint also repaid, before scheduled maturities, $67 million of its senior notes. These borrowings had interest rates ranging from 6.0% to 7.1% and maturities ranging from 2006 to 2008. Sprint recorded a discount of $4 million associated with this prepayment.

In the 2002 first quarter, Sprint issued $5 billion of debt securities through a private placement. These borrowings have interest rates ranging from 7.9% to 8.8% and maturities ranging from 2005 to 2032. As a condition to the sale of the securities, Sprint conducted an exchange offer that allowed the original securities to be exchanged for substantially identical securities registered with the Securities and Exchange Commission. This exchange offer was completed in June 2002.

Other

Substantially all of Sprint’s senior notes, including the senior notes issued in connection with Sprint’s equity units, have been issued by Sprint Capital Corporation, a wholly-owned finance subsidiary, and have been fully and unconditionally guaranteed by Sprint, the parent corporation.

The indentures and financing agreements of certain other subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by Sprint. As a result, $489 million of those subsidiaries’ $3.0 billion total retained earnings were restricted at year-end 2004. The flow of cash in the form of advances from the subsidiaries to Sprint is generally not restricted.

At December 2004, $796 million of debt outstanding represents first mortgage debt and other capital lease obligations and is secured by $15.3 billion of gross property, plant and equipment.

Sprint has complied with all restrictive and financial covenants relating to its debt arrangements at year-end 2004.

10. Equity Unit Notes

In the 2001 third quarter, Sprint completed a registered offering of 69 million equity units, each with a stated amount of $25. Net proceeds from the issuance were approximately $1.7 billion after deducting the underwriting discount and other offering expenses and are included in “Equity unit notes” on the Consolidated Balance Sheets at December 31, 2003.

Each equity unit initially consisted of a corporate unit. Each corporate unit consisted of a forward purchase contract and $25 principal amount of senior notes (Notes) of Sprint’s wholly owned subsidiary, Sprint Capital Corporation. The corporate unit could be converted by the holder into a treasury unit consisting of the forward purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The underlying Notes or treasury portfolio were pledged to Sprint to secure the holder’s obligations under the forward purchase contract.

Forward Purchase Contract

As a component of the equity units, the forward purchase contracts originally obligated the holders to purchase, and obligated Sprint to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock, ranging from approximately 58 million to 70 million shares depending on the market price of PCS common stock. As a result of the recombination of PCS common stock and FON common stock on April 23, 2004, the forward purchase contracts obligated the holders to purchase, and Sprint to sell, a variable number of shares of newly issued FON common stock, ranging from approximately 29 million to 35 million shares. These forward purchase contracts included a provision permitting the equity unit holders to benefit from or “participate” in any dividends declared on the common stock during the contract period. On August 17, 2004 the forward purchase contracts were settled by the issuance of approximately 35 million shares of FON common stock in exchange for $1.7 billion in cash.

Notes

The Notes originally had an interest rate of 6% per annum, payable quarterly in arrears.

In May 2004, Sprint purchased $750 million principal amount of the Notes before their scheduled maturity. Sprint recorded costs of $29 million consisting of a $20 million premium and $9 million of unamortized debt costs associated with this prepayment.

In May 2004, Sprint successfully remarketed approximately $940 million principal amount of the Notes. The interest rate on the Notes was reset to 4.8% effective May 24, 2004. The remarketed Notes will mature August 17, 2006. The remaining $35 million principal amount of outstanding Notes was retained by the holders of those Notes. These Notes were also reset to the new interest rate.

Following the remarketing of the Notes, the Notes were no longer pledged to secure the obligations under the purchase contracts. Proceeds received by the previous Note holders from the remarketing were used by the collateral agent to purchase other securities that were pledged as security.

As of December 2004, $880 million of the remarketed Notes are included in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets.

11. Redeemable Preferred Stock

The redeemable preferred stock outstanding at year-end is as follows:

	2004	2003
	(millions, except per share and share data)
Seventh series preferred stock—stated value $1,000 per share, 300,000 shares authorized, 246,766 shares outstanding, voting, cumulative $6.73 quarterly dividend rate	$247	$247

Seventh Series Preferred Stock

Sprint issued a series of convertible preferred stock in 1998 that is currently convertible into approximately 32.5 shares of FON common stock for each Seventh series share. If not converted by the holder or earlier redeemed by Sprint, the Seventh series preferred stock is mandatorily redeemable in November 2008 at the stated value plus any accrued but unpaid dividends.

12. Common Stock

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including Wireless, Local and Long distance.

In the first quarter of 2003 France Telecom (FT) converted 34.4 million shares of Series 3 PCS common stock into shares of Series 1 PCS common stock. At the same time, FT converted 21.6 million shares of PCS common stock underlying its Class A FT common stock into Series 1 PCS common stock.

Upon the issuance of the PCS shares underlying the Class A FT common stock, there were no more underlying shares of PCS or FON stock. The par value of the Class A FT common stock was automatically reduced to $0.00 per share from $0.50 per share. In the fourth quarter of 2003, the Class A FT shares were cancelled.

Classes of Common Stock

Series 1 FON common stock—Designated for general public—At the end of 2004, authorized shares totaled 2.5 billion, issued and outstanding shares totaled 1,389.0 million.

Series 1 PCS common stock—Designated for general public—At the end of 2004, authorized shares totaled 3.0 billion. There were no shares outstanding.

Series 2 FON common stock—Designated for Cable Partners—At the end of 2004, authorized shares totaled 500 million, issued and outstanding shares totaled 85.8 million. A share of Series 2 FON common stock has an economic interest equal to one share of Series 1 FON common stock, but  1/10 the vote of a share of Series 1 FON common stock on most matters. The holders of Series 2 FON common stock have the right to transfer these shares, and upon transfer, these shares convert into Series 1 FON common stock which have a full vote per share.

Series 2 PCS common stock—Designated for Cable Partners—At the end of 2004, authorized shares totaled 1.0 billion. There were no shares outstanding.

Common Stock Reserved for Future Grants

At year-end 2004, common stock reserved for future grants under plans providing for the grant of stock options and other equity-based awards, future grants under the employees stock purchase plan or future issuances under various other arrangements included:

Shares
(millions)
Employees Stock Purchase Plan	26.2
Employee savings plans	24.1
Automatic Dividend Reinvestment Plan	2.3
Officer and key employees’ and directors’ stock options and other equity-based awards	66.2
Conversion of Preferred stock	8.0
Other	0.2
127.0

Shareholder Rights Plan

Under Sprint’s Shareholder Rights Plan (Plan), one half of a preferred stock purchase right is attached to each share of FON stock. The rights may be redeemed by Sprint at $0.01 per right and will expire in June 2007, unless extended. The rights are exercisable only if certain takeover events occur. Each right entitles the holder to purchase 1/1,000 of a share (Unit) of a no par Preferred Stock-Sixth Series at $275 per Unit. Under the terms of the Plan, at least every three years the Nominating and Corporate Governance Committee of Sprint’s board of directors is required to consider whether the maintenance of the Plan continues to be in the best interests of Sprint and its stockholders.

Preferred Stock-Sixth Series is voting, cumulative and accrues dividends on a quarterly basis generally equal to the greater of $100 per share or 2,000 times the total per share amount of all FON stock dividends. No shares of Preferred Stock-Sixth Series were issued or outstanding at year-end 2004 or 2003.

13. Stock-based Compensation

Effective January 1, 2003, Sprint adopted SFAS No. 123 as amended by SFAS No. 148 using the prospective method. Upon adoption Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003.

As a result of the recombination of the tracking stocks (see Note 2), outstanding options to purchase PCS common stock were converted into options to purchase FON common stock by multiplying the number of PCS shares under option by the 0.5 conversion ratio and rounding up to the nearest whole share, and by dividing the exercise price of the PCS option by the 0.5 conversion ratio. Unless otherwise stated, the number of shares under option and the related exercise prices reflected in the following discussion have been adjusted to reflect the recombination of the tracking stocks as if the recombination had occurred as of the earliest period presented.

As required by SFAS No. 123, Sprint accounted for the conversion of PCS stock options to FON stock options as a modification, and accordingly applied stock option expensing to FON stock options resulting from the conversion of PCS stock options granted before January 1, 2003.

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan (MISOP), before 2003 Sprint granted stock options to employees eligible to receive annual incentive compensation. Eligible employees could elect to receive stock options in lieu of a portion of their target incentive under Sprint’s annual incentive compensation plans. The options generally became exercisable on December 31 of the year granted and have a maximum term of 10 years. Under the MISOP, Sprint also granted stock options to executives in lieu of long-term incentive compensation (LTIP-MISOP options). The LTIP-MISOP options generally became exercisable on the third December 31 following the grant date and have a maximum term of 10 years. MISOP options were granted with exercise prices equal to the market price of the underlying common stock on the grant date. At year-end 2004, this plan authorized options to buy approximately 66.5 million common shares, and 20.9 million common shares remained available. In December 2003, the board of directors passed a resolution capping the shares authorized under the MISOP plan at its then current level. No additional shares were authorized under the amended terms of the plan in 2004 or 2005 and no new options may be granted under this plan after April 2005.

Long-Term Stock Incentive Program

Under the 1997 Long-Term Stock Incentive Program (1997 Program), Sprint can grant stock options, restricted stock and restricted stock units and other equity based awards to directors and employees. The board of directors adopted the Stock Option Plan (SOP) and the Restricted Stock Plan pursuant to the 1997 Program and a predecessor plan, and until 2004, awards of stock options were generally made out of the SOP and awards of restricted stock were made out of the Restricted Stock Plan. Certain awards were made directly out of the 1997 Program. In February 2004, the board of directors combined the SOP and the Restricted Stock Plan with and into the 1997 Program and since then all stock options, restricted stock, restricted stock units and other equity awards have been made directly out of the 1997 Program. In the 1997 Program the number of shares available for grant increase each year until 2007. No awards may be granted under the plan after April 2007. At year-end 2004, this plan authorized equity-based awards for approximately 133.2 million common shares, and 45.4 million shares remained available. On January 1, 2005, the number of shares authorized by the 1997 Program increased by approximately 22.1 million shares.

Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed with Sprint or a member of its board of directors until the restrictions on the shares lapse. The restricted stock units granted in 2004 to officers generally vest one-fourth on the second anniversary of the grant date and three-fourths on the third anniversary of the grant date, while the restricted stock units granted in 2004 to directors vest after three years.

Stock options granted to directors and employees under the 1997 Program generally become exercisable at the rate of 25% per year, beginning one year from the grant date, and have a maximum term of 10 years. The 2004 options were granted with exercise prices equal to the market price of the underlying common stock on the grant date. No options were granted to directors in 2004.

In the first quarter of 2003, Sprint entered into an employment contract with Gary Forsee to serve as Sprint’s Chief Executive Officer and Chairman of the Board. Under the employment contract, Sprint granted stock options and restricted stock units to Mr. Forsee which vest subject to his continued employment with Sprint.

In early 2001, Sprint entered into new employment contracts with Mr. Esrey and Mr. LeMay. In the second quarter of 2003 these contracts were terminated in connection with separation agreements agreed to by Sprint and Mr. Esrey and Mr. LeMay. These separation agreements included option modifications which accelerated vesting and extended exercise periods of stock options granted in prior years.

Under Sprint’s Restricted Stock Plan, Sprint granted restricted stock to officers and key employees. Employees granted restricted stock are not required to pay for the shares but must remain employed with Sprint until the restrictions on the shares lapse. The restricted stock generally vests at a rate of 33.3% per year on each of the first three anniversaries of the grant date. No restricted stock was granted in 2004.

Employees Stock Purchase Plan

Under Sprint’s ESPP, employees may elect to purchase common stock at a price equal to 85% of the market value on the grant or exercise date, whichever is less. At year-end 2004, this plan authorized for purchase approximately 29.8 million shares. Elections have been made by employees participating in the 2004 offering under the ESPP to purchase, in 2005, approximately 3.6 million common shares. In 2003, an amendment to Sprint’s ESPP established an annual purchase date at the end of each yearly offering period in lieu of quarterly purchases.

Fair Value Disclosures

The following tables reflect the weighted average fair value per option granted, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model. The following information related to PCS common stock has not been adjusted to reflect the recombination of the tracking stocks as if the recombination had occurred as of the earliest period presented.

FON Common Stock

SOP	2004	2003	2002
Fair value on grant date	$6.43	$3.58	$3.47
Risk-free interest rate	3.13%	2.93%	4.3%
Expected volatility	45.1%	45.0%	35.2%
Expected dividend yield	2.78%	4.23%	3.9%
Expected life (years)	6	6	6
Options granted (millions)	5.1	10.5	12.9
MISOP			2002
Fair value on grant date			$4.05
Risk-free interest rate			4.3%
Expected volatility			35.2%
Expected dividend yield			3.5%
Expected life (years)			6
Options granted (millions)			11.3

PCS Common Stock

SOP	2004	2003	2002
Fair value on grant date	$6.56	$3.16	$5.99
Risk-free interest rate	3.13%	2.93%	4.3%
Expected volatility	83.3%	87.2%	72.9%
Expected dividend yield	—	—	—
Expected life (years)	6	6	6
Options granted (millions)	5.1	10.5	13.8
MISOP			2002
Fair value on grant date			$8.25
Risk-free interest rate			4.3%
Expected volatility			71.5%
Expected dividend yield			—
Expected life (years)			6
Options granted (millions)			9.0

Employees Stock Purchase Plan

During the 2004 ESPP offering, employees elected to purchase approximately 3.6 million common shares. Using the Black-Scholes pricing model, the weighted average fair value was $3.19 per share.

During the 2003 ESPP offering, employees elected to purchase approximately 1.8 million FON and 7.2 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $4.11 per share for each FON election and $2.52 per share for each PCS election. Because of the recombination of the tracking stocks, the elections to purchase PCS shares were converted into elections to purchase FON shares.

During the 2002 ESPP offering, employees purchased approximately 4.2 million FON and 8.7 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $1.89 per share for each FON election and $1.45 per share for each PCS election.

Stock Options

Activity under the 1997 Program and MISOP was as follows:

	Shares Under Option	Weighted Average per Share Exercise Price
	(in millions)
Outstanding, year-end 2001	108.3	$31.95
Granted	35.6	16.14
Exercised	(0.4)	11.72
Forfeited/Expired	(8.3)	28.76

Outstanding year-end 2002	135.2	28.04
Granted	15.8	10.73
Exercised	(1.2)	12.38
Forfeited/Expired	(9.2)	27.84

Outstanding year-end 2003	140.6	26.25
Granted	7.7	18.08
Exercised	(10.9)	14.43
Forfeited/Expired	(10.0)	31.39

Outstanding year-end 2004	127.4	$26.35

The following tables summarize outstanding and exercisable shares under option at year-end 2004:

	Shares Under Option Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(millions)	(years)
$4.00 – $9.99	6.2	6.01	$8.59
10.00 – 19.99	40.6	6.65	14.94
20.00 – 29.99	45.5	4.83	23.13
30.00 – 39.99	16.1	3.69	36.87
40.00 – 49.99	12.3	5.02	48.42
50.00 – 59.99	2.7	4.32	51.90
60.00 – 79.99	2.9	3.56	65.92
80.00 – 99.99	0.1	2.59	93.05
100.00 – 119.99	0.9	3.92	106.03
120.00 – 139.99	0.1	3.02	126.07

	Shares Under Option Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
	(millions)
$4.00 – $9.99	2.7	$8.59
10.00 – 19.99	20.8	14.97
20.00 – 29.99	43.6	23.17
30.00 – 39.99	16.0	36.87
40.00 – 49.99	11.6	48.37
50.00 – 59.99	2.7	51.88
60.00 – 79.99	2.9	65.92
80.00 – 99.99	0.1	93.05
100.00 – 119.99	0.9	106.02
120.00 – 139.99	0.1	126.07

The number of shares exercisable and their weighted average prices were 101.4 million shares at $29.04 in 2004, 103.3 million shares at $29.36 in 2003, and 94.5 million shares at $29.55 in 2002.

14. Employee Benefit Plans

Defined Benefit Pension Plan

Most Sprint employees are covered by a noncontributory defined benefit pension plan. Benefits for plan participants belonging to unions are based on negotiated schedules. For non-union participants, pension benefits are based on years of service and the participants’ compensation.

Sprint uses a December 31 measurement date for its defined benefit pension plan.

The following table shows the changes in the projected benefit obligation:

	2004	2003
	(millions)
Beginning balance	$4,038	$3,536
Service cost	133	119
Interest cost	250	234
Amendments	12	16
Actuarial loss	223	313
Benefits paid	(190)	(180)
Ending balance	$4,466	$4,038

The plan’s accumulated benefit obligation was $4,129 million at December 31, 2004 and $3,730 million at December 31, 2003.

The following table shows the changes in plan assets:

	2004	2003
	(millions)
Beginning balance	$3,176	$2,448
Employer contributions	300	400
Investment return	392	508
Benefits paid	(190)	(180)
Ending balance	$3,678	$3,176

At year-end, the funded status and amounts recognized on the Consolidated Balance Sheets for the plan were as follows:

	2004	2003
	(millions)
Projected benefit obligation in excess of plan assets	$(788)	$(862)
Unrecognized net losses	1,551	1,507
Unrecognized prior service cost	92	95
Unamortized transition asset	(2)	(4)
Net amount recognized	$853	$736

Amounts recognized on the Consolidated Balance Sheets consist of:

	2004	2003
	(millions)
Pension benefit obligations	$(451)	$(553)
Intangible asset	92	95
Accumulated other comprehensive loss	1,212	1,194
Net amount recognized	$853	$736

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, at year-end 2004 and 2003 Sprint recorded an additional minimum pension liability representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Recognition of the additional pension liability also resulted in an intangible asset equal to the unrecognized prior service costs and a charge to equity through Other comprehensive income (loss). The following table sets forth these amounts for the year-ended 2004, 2003 and 2002:

	2004	2003	2002
	(millions)
Additional minimum liability	$1,304	$1,289	$1,252
Intangible asset	92	95	95
Accumulated other comprehensive loss	1,212	1,194	1,157

The tax effect for the charge to “Accumulated other comprehensive income (loss)” was $10 million for 2004, $12 million for 2003 and $444 million for 2002.

This resulted in a net charge to “Accumulated other comprehensive income (loss)” of $8 million for the year-ended 2004, $25 million for the year-ended 2003, and $713 million for the year-ended 2002.

Sprint also maintains a nonqualified defined benefit plan to provide supplemental retirement benefits for certain executives in addition to the benefits provided under the qualified pension plan.

For the year-ended 2004, an additional minimum pension liability of $20 million was recognized for the nonqualified defined benefit plan with a charge to “Accumulated other comprehensive income (loss)” of $13 million, net of taxes.

The net pension expense (credit) consisted of the following:

	2004	2003	2002
	(millions)
Service cost—benefits earned during the year	$133	$119	$103
Interest on projected benefit obligation	250	234	221
Expected return on plan assets	(303)	(290)	(331)
Amortization of unrecognized transition asset	(2)	(3)	(17)
Recognition of prior service cost	16	15	14
Recognition of actuarial (gains) and losses	89	33	(2)
Special early retirement benefits associated with restructuring	—	—	10
Net pension expense (credit)	$183	$108	$(2)

Weighted-average assumptions used to determine net periodic pension costs:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.50%

Expected long-term rate of return on plan assets	8.75%	9.00%	9.50%

Expected blended rate of future pay raises	4.25%	4.25%	4.25%

Weighted average assumptions used to determine benefit obligations as of December 31:

	2004	2003
Discount rate	6.00%	6.25%

Expected long-term rate of return on plan assets	8.75%	8.75%

Expected blended rate of future pay raises	4.25%	4.25%

During 2004, the assumption regarding the expected long-term return on plan assets was 8.75%. After revising the target asset allocation policy in the second half of 2003 to reduce the pension trust’s exposure to equities, Sprint obtained from two investment consulting firms forward-looking estimates of the expected long-term returns for a portfolio invested according to the revised target policy. The average of the two firms’ estimates was 8.77%, guiding a reduction in the assumed long-term return from the prior year’s 9.0% to 8.75%.

The plan’s asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	2004	2003
Equity securities	66%	58%
Debt securities	17%	28%
Real estate	9%	5%
Alternatives	8%	9%
Total	100%	100%

The pension trust is invested in a well-diversified portfolio of securities. The Employee Benefits Committee has established an investment policy that specifies asset allocation targets and ranges for the trust of: Equities 65%

(+/-10%), Debt 15% (+/-5%), Real Estate 10% (+/-5%), and Alternatives 10% (+/-5%). A revision to the investment policy in 2003 increased the allocation to Real Estate and introduced a new category defined as Alternatives. The Alternatives asset category is a diversified portfolio of investments, consisting of both equity and fixed-income instruments. A contribution of $400 million was temporarily invested in debt securities while suitable Real Estate and Alternatives investments were identified. This funding of Real Estate and Alternatives categories was completed in 2004. The pension trust holds no Sprint securities.

For the year-ended 2004, Sprint contributed $300 million to its pension plan in January 2004. Sprint contributed $300 million to its pension plan in January 2005. This is the only contribution expected to be made during 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(millions)
2005	$177
2006	180
2007	185
2008	191
2009	199
2010 – 2014	1,150

Defined Contribution Plans

Sprint sponsors defined contribution savings plans covering most employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint matches contributions of non-union employees in FON stock. The matching contribution was equal to 25% of participants’ contributions up to 6% of their pay for 2004 and the second half of 2003. The matching contribution for the first half of 2003 was 75%. In 2002, the matching contribution was equal to 50% of participants’ contributions up to 6% of their pay. In addition, Sprint may, at the discretion of the Employee Benefits Committee, provide additional matching contributions based on the performance of FON stock compared to the Dow Jones Total Market Telecom Index. Sprint’s total matching contributions were $29 million in 2004, $72 million in 2003, and $84 million in 2002.

Postretirement Benefits

Sprint provides postretirement medical benefits to most employees. Sprint also provides postretirement life insurance to employees who retired before certain dates. Employees who retired before certain dates were eligible for medical benefits at no cost, or at a reduced cost. Employees who retire after certain dates are eligible for medical benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid. Sprint uses a December 31 measurement date for its postretirement benefit plans.

In the 2004 first quarter, Sprint amended certain retiree medical plans to standardize the plan design effective January 1, 2005, eliminating differences in benefit levels. These amendments decreased the accumulated postretirement benefit obligation (APBO) related to other postretirement benefits by approximately $35 million, and decreased the 2004 net benefit expense by $5 million.

As a result of these amendments, Sprint also recognized the effects of the 2003 Medicare Prescription Drug, Improvement and Modernization Act (the Act). The Act contains a subsidy to employers who provide prescription drug coverage to retirees that is actuarially equivalent to Medicare Part D. Analysis of Sprint’s retiree prescription drug claims data determined that Sprint’s retiree prescription drug benefit was actuarially equivalent. In estimating the effects of the Act, estimates of participation rates and per capita claims costs were not changed. The effect of recognizing the federal subsidy related to the Act in the 2004 first quarter was a $67 million reduction in the APBO, and an $11 million reduction in the 2004 net benefit cost. Sprint has accounted for its retiree medical benefit plan in accordance with Financial Accounting Standards Board Staff Position No. 106-2.

The following table shows the changes in the accumulated postretirement benefit obligation:

	2004	2003
	(millions)
Beginning balance	$1,116	$1,077
Service cost	13	14
Interest cost	56	62
Plan amendments	(35)	—
Actuarial (gains) / losses	(125)	37
Benefits paid	(58)	(74)
Ending balance	$967	$1,116

Amounts included on the Consolidated Balance Sheets at year-end were as follows:

	2004	2003
	(millions)
Accumulated postretirement benefit obligation	$967	$1,116
Plan assets	(43)	(40)
Unrecognized transition obligation	8	9
Unrecognized prior service benefit	204	217
Unrecognized net loss	(264)	(416)
Accrued postretirement benefits cost	$872	$886

Discount rate	6.0%	6.25%

The net postretirement benefits cost consisted of the following:

	2004	2003	2002
	(millions)
Service cost—benefits earned during the year	$13	$14	$16
Interest on accumulated postretirement benefit obligation	56	62	62
Expected return on assets	(3)	(3)	(3)
Recognition of transition obligation	(1)	(1)	(1)
Recognition of prior service cost	(49)	(45)	(58)
Recognition of actuarial losses (gains)	28	27	14
Net periodic postretirement benefits cost	$44	$54	$30

Weighted-average assumptions used to determine net periodic postretirement benefit costs:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.50%

Assumed return on assets	8.75%	9.00%	9.50%

Assumed health care cost trend rates at December 31:

	2004	2003
Health care cost increases assumed for next year	10.0%	10.0%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%

Year that the rate reaches the ultimate trend rate	2012	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage-point Increase	One-percentage-point Decrease
Effect on total of service and interest cost	$5	$(4)

Effect on postretirement benefit obligation	$84	$(72)

Plan assets totaled $43 million and $40 million at December 31, 2004 and 2003, respectively. Sprint targets a 60% allocation to Equities and a 40% allocation to Debt. The plans hold no Sprint securities.

Sprint plans to contribute to the postretirement benefit plan an amount equal to the value of benefits and premiums paid.

The expected benefit payments, which reflect expected future service, as appropriate, and expected subsidy receipts are as follows:

	Payments	Subsidy Receipts
	(millions)
2005	$77	—
2006	78	4
2007	80	4
2008	84	5
2009	86	5
2010—2014	455	30

15. Income Taxes

Income tax expense (benefit) allocated to continuing operations consists of the following:

	2004	2003	2002
	(millions)
Current income tax expense (benefit)
Federal	$15	$(672)	$(599)
State	(30)	21	(3)
Total current	(15)	(651)	(602)
Deferred income tax expense (benefit)
Federal	(562)	494	533
State	(14)	(55)	11
Total deferred	(576)	439	544
Foreign income tax expense	—	—	8
Total	$(591)	$(212)	$(50)

The differences that caused Sprint’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	2004	2003	2002
	(millions)
Income tax expense (benefit) at the federal statutory rate	$(562)	$(176)	$140
Effect of:
State income taxes, net of federal income tax effect	(28)	(23)	5
Credit for research activities	(2)	(27)	—
Equity in losses of foreign joint ventures	1	—	(55)
Decrease in valuation allowance for previous investment write downs	—	—	(130)
Other, net	—	14	(10)
Income tax benefit	$(591)	$(212)	$(50)

Effective income tax rate	36.9%	42.1%	(12.5)%

Income tax expense (benefit) allocated to other items was as follows:

	2004	2003	2002
	(millions)
Discontinued operations	$—	$820	$97
Cumulative effect of change in accounting principle	—	(162)	—
Additional minimum pension liability(1)	(17)	(12)	(444)
Gains (losses) on securities(1)	6	27	(18)
Gains (losses) on qualifying cash flow hedges(1)	(3)	(23)	9
Stock ownership, purchase and option arrangements(2)	(25)	(4)	(1)

(1)	These amounts have been recorded directly to “Shareholders’ equity—Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets.

(2)	These amounts have been recorded directly to “Shareholders’ equity— Capital in excess of par or stated value” on the Consolidated Balance Sheets.

Sprint recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2004 and 2003, along with the income tax effect of each, were as follows:

	2004 Deferred Income Tax		2003 Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities
	(millions)
Property, plant and equipment	$—	$3,735	$—	$4,663
Intangibles	—	649	—	571
Postretirement and other benefits	842	—	834	—
Reserves and allowances	210	—	202	—
Operating loss carryforwards	2,319	—	2,583	—
Tax credit carryforwards	397	—	398	—
Other, net	159	—	138	—
	3,927	4,384	4,155	5,234
Less valuation allowance	670	—	620	—
Total	$3,257	$4,384	$3,535	$5,234

The foreign loss included in income (loss) from continuing operations totaled $203 million, $141 million, and $273 million in 2004, 2003, and 2002, respectively. Sprint has no material unremitted earnings of foreign subsidiaries.

In 1999, Sprint acquired approximately $193 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of the broadband fixed wireless companies. In 1998, Sprint acquired approximately $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of Wireless which we call the PCS Restructuring. The benefits from these acquisitions are subject to certain realization restrictions under various tax laws. A valuation allowance was provided for the total of these deferred tax benefits. If these benefits are subsequently recognized, they will first reduce goodwill or intangibles resulting from the application of the purchase method of accounting for these transactions. If goodwill and intangibles related to the acquisition are reduced to zero, any additional tax benefits recognized would reduce tax expense.

In connection with the PCS Restructuring, Sprint is required to reimburse the former cable company partners of PCS for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by Sprint produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by Sprint and will be made to the former cable company partners of PCS in shares of Sprint stock. The unexpired carryforward benefits subject to this requirement total $214 million.

At year-end 2004, Sprint had federal operating loss carryforwards of approximately $5.1 billion and state operating loss carryforwards of approximately $11.9 billion. Related to these loss carryforwards are federal tax benefits of $1.8 billion and state tax benefits of $822 million. In addition, Sprint had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $4.9 billion and state alternative minimum tax net operating loss carryforwards of $1.3 billion. The loss carryforwards expire in varying amounts through 2024.

Sprint also had available $397 million of federal and state income tax credit carryforwards at year-end 2004. Included in this amount are $291 million of income tax credits which expire in varying amounts through 2024. The remaining $106 million do not expire.

The valuation allowance related to deferred income tax assets increased $50 million in 2004 and increased $47 million in 2003.

Management believes it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When we evaluated these and other qualitative factors and uncertainties concerning our industry, we found they provide continuing evidence requiring the valuation allowance we currently recognize regarding the ultimate realizability of the tax benefit of our net operating loss and tax credit carryforwards as of December 31, 2004.

In 2002, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley. Due to the anticipated gain on the sale, Sprint recognized $292 million of tax benefits in the third quarter of 2002 on previously recorded investment losses.

16. Discontinued Operations

In the 2002 third quarter, Sprint reached a definitive agreement to sell its directory publishing business to R.H. Donnelley for $2.23 billion in cash. The sale closed on January 3, 2003. The pretax gain recognized in 2003 was $2.14 billion, $1.32 billion after tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Sprint has presented the results of operations of the directory publishing business as a discontinued operation in the consolidated financial statements. Summary financial information is as follows:

	2003	2002
	(millions)
Net operating revenues	$5	$546

Income before income taxes	$5	$255

17. Commitments and Contingencies

Litigation, Claims and Assessments

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In February 2005, the court denied defendants’ motion to dismiss the compliant. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter.

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2002, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals. In October, 2004, the Seventh Circuit Court of Appeals overturned the settlement approval and remanded the case to the trial court for further proceedings. The settling parties have filed a petition for certiorari to the U.S. Supreme Court. In 2001, Sprint accrued for the estimated settlement costs of these suits.

In 2003, participants in the Sprint Retirement Savings Plan, the Sprint Retirement Savings Plan for Bargaining Unit Employees and the Centel Retirement Savings Plan for Bargaining Unit Employees filed suit in the U.S. District Court for the District of Kansas against Sprint, the committees that administer the plans, the plan trustee, and various current and former directors and officers. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by making the company contribution in FON common stock and PCS common stock and including FON common stock and PCS common stock among the more than thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that Sprint’s 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against Sprint and certain current and former officers and directors. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. Following denial of the dismissal motion, the parties stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter. The allegations in the original complaint, which asserted claims against Sprint, certain current and former officers and directors, and Sprint’s former independent auditor, were dismissed by the court in April 2004.

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

Commitments

Sprint has minimum purchase commitments with various vendors through 2009. Outstanding commitments at year-end 2004 were approximately $1.4 billion and $3.0 billion at year-end 2003. The outstanding commitments consist primarily of network equipment and maintenance, access commitments, advertising and marketing, information technology services and customer support provided by third parties, handset purchases and other expenses related to normal business operations. Approximately 85% of the purchase commitments outstanding at year-end 2004 will be incurred within the next twelve months.

Operating Leases

At year-end 2004, Sprint’s rental commitments for operating leases, consisting mainly of leases for cell and switch sites, real estate, data processing equipment, and office space are as follows:

(millions)
2005	$808
2006	722
2007	645
2008	596
2009	573
Thereafter	7,827

The table includes Sprint’s expected optional renewal periods related to certain cell site, switch site and real estate leases. These leases, which are subject to escalation clauses, generally have initial five-year terms with renewal options for additional five-year terms totaling 20 to 25 years. Sprint’s gross rental expense totaled $1.1 billion in 2004, $1.2 billion in 2003, and $1.3 billion in 2002. Rental expense includes lease expense calculated using the straight-line method including renewal option periods that are reasonably assured. Rental commitments for subleases, contingent rentals and executory costs were not significant.

Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

18. Additional Financial Information

Segment Information

Sprint is divided into three segments: Wireless, Local, and Long distance. Other consists primarily of wholesale distribution of telecommunications products.

Sprint manages its segments to the Operating income (loss) level of reporting. Items below Operating income (loss) are held at a corporate level only.

Sprint generally accounts for transactions between segments based on fully distributed costs, which Sprint believes approximate fair value. In certain transactions, pricing is set using market rates.

Segment financial information was as follows:

	Wireless	Local	Long Distance	Other	Corporate and Eliminations(1)	Consolidated
	(millions)
2004
Net operating revenues	$14,647	$6,021	$7,327	$850	$(1,417)	$27,428
Affiliated revenues	10	220	678	509	(1,417)	—
Depreciation and amortization	2,563	1,084	1,071	22	(20)	4,720
Restructuring and asset impairments(2)	30	40	3,661	—	—	3,731
Operating expenses	13,095	4,255	10,916	871	(1,406)	27,731
Operating income (loss)	1,552	1,766	(3,589)	(21)	(11)	(303)
Operating margin	10.6%	29.3%	NM	NM	NM	NM
Capital expenditures	2,559	1,042	282	2	95	3,980
Total assets	21,417	8,936	3,695	278	6,995	41,321

2003
Net operating revenues	$12,690	$6,130	$8,005	$840	$(1,468)	$26,197
Affiliated revenues	9	216	693	550	(1,468)	—
Depreciation and amortization	2,454	1,081	1,432	23	(17)	4,973
Restructuring and asset impairments(2)	362	24	1,564	1	—	1,951
Operating expenses	12,056	4,268	9,447	871	(1,452)	25,190
Operating income (loss)	634	1,862	(1,442)	(31)	(16)	1,007
Operating margin	5.0%	30.4%	NM	NM	NM	3.8%
Capital expenditures	2,123	1,226	339	1	108	3,797
Total assets	21,671	8,954	8,233	324	3,493	42,675

2002
Net operating revenues	$12,074	$6,244	$8,956	$863	$(1,458)	$26,679
Affiliated revenues	(46)	285	660	559	(1,458)	—
Depreciation and amortization	2,245	1,153	1,483	24	(15)	4,890
Restructuring and asset impairments(2)	138	56	194	1	—	389
Operating expenses	11,547	4,429	9,163	887	(1,443)	24,583
Operating income (loss)	527	1,815	(207)	(24)	(15)	2,096
Operating margin	4.4%	29.1%	NM	NM	NM	7.9%
Capital expenditures	2,640	1,283	736	8	154	4,821
Total assets	22,842	8,482	10,855	733	2,201	45,113

NM = Not meaningful

(1)	Revenues eliminated in consolidation consist primarily of local access charged to Long distance by Local, equipment purchases from the product distribution business, inter-exchange services provided to Local, long distance services provided to Wireless for resale to Wireless customers and for internal business use, caller ID services provided by Local to Wireless, handset purchases from Wireless and access to the Wireless network.

Corporate assets are not allocated to the operating segments, and consist primarily of cash and equivalents, the corporate campus and other assets managed at a corporate level. Corporate capital expenditures were incurred mainly for various administrative assets and improvements at Sprint’s corporate campus. Operating expenses related to corporate assets are allocated to each segment.

(2)	See Note 7 of Notes to Consolidated Financial Statements for additional information.

In 2004, 2003 and 2002, more than 94% of Sprint’s revenues were from services and equipment provided within the United States.

More than 99% of Sprint’s property, plant, and equipment is in the United States.

Net operating revenues by services and products were as follows:

	Wireless	Local	Long Distance	Other	Eliminations(1),(2)	Consolidated
	(millions)
2004
Wireless services	$14,647	$—	$—	$—	$(10)	$14,637
Voice	—	4,498	4,560	—	(785)	8,273
Data	—	833	1,722	—	(71)	2,484
Internet	—	—	793	—	(12)	781
Other	—	690	252	850	(539)	1,253

Total net operating revenues	$14,647	$6,021	$7,327	$850	$(1,417)	$27,428

2003
Wireless services	$12,690	$—	$—	$—	$(9)	$12,681
Voice	—	4,654	4,999	—	(771)	8,882
Data	—	730	1,853	—	(81)	2,502
Internet	—	—	973	—	(29)	944
Other	—	746	180	840	(578)	1,188

Total net operating revenues	$12,690	$6,130	$8,005	$840	$(1,468)	$26,197

2002
Wireless services	$12,074	$—	$—	$—	$46	$12,120
Voice	—	4,804	5,774	—	(919)	9,659
Data	—	639	1,854	—	—	2,493
Internet	—	—	1,009	—	—	1,009
Other	—	801	319	863	(585)	1,398

Total net operating revenues	$12,074	$6,244	$8,956	$863	$(1,458)	$26,679

(1)	Revenues eliminated in consolidation consist primarily of local access charged to Long distance by Local, equipment purchases from the product distribution business, inter-exchange services provided to Local, long distance services provided to Wireless for resale to Wireless customers and for internal business use, caller ID services provided by Local to Wireless, handset purchases from the Wireless and access to the Wireless network.

(2)	Prior to 2003, elimination information for Long distance was not tracked at a specific products and services level. All eliminations were considered voice revenues.

Supplemental Cash Flows Information

Sprint’s cash paid (received) for interest and income taxes was as follows:

	2004	2003	2002
	(millions)
Interest (net of capitalized interest)	$1,279	$1,424	$1,326

Income taxes	$(39)	$83	$(446)

Sprint’s noncash activities included the following:

	2004	2003	2002
	(millions)
Common stock issued:
Sprint’s employee benefit stock plans	$53	$51	$84

Settlement of shareholder suit	$5	$—	$—

Extinguishment of debt	$48	$—	$3

Contribution to equity investment	$—	$—	$33

19. Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF No. 03-6, Participating Securities and the Two-Class Method under SFAS No. 128,

Earnings Per Share (EITF No. 03-6). This guidance requires that the rights of securities to participate in the earnings of an enterprise must be reflected in the reporting of earnings per share. Sprint’s equity unit purchase contracts met the “participating security” qualifications outlined in the guidance, because the purchase contracts included a provision permitting the equity unit holders to benefit from or “participate” in any dividends declared on the common stock during the contract period.

Sprint adopted EITF No. 03-6 in the 2004 second quarter. Prior to April 23, 2004, the equity unit forward purchase contracts were tied only to the PCS common stock which had no earnings upon which to declare dividends. Upon recombination and until settlement in August 2004, the equity unit purchase contracts participated in the earnings of FON common stock. The proportionate share of earnings attributable to these securities was $9 million in the year-to-date period. This attribution was reflected as “Earnings allocated to participating securities” on the face of the Consolidated Statements of Operations. Sprint has no outstanding participating securities at December 31, 2004.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions, through the use of fair-value-based methods of recognizing cost. This statement is effective for Sprint as of July 1, 2005.

Sprint voluntarily adopted fair value accounting for share-based payments effective January 1, 2003, under SFAS No. 123 as amended by SFAS No. 148, using the prospective method. Upon adoption Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. Further, in connection with the tracking stock recombination, as required by SFAS No. 123, Sprint accounted for the conversion of PCS stock options to FON stock options as a modification, and accordingly applied stock option expensing to FON stock options resulting from the conversion of PCS stock options granted before January 1, 2003.

The revised standard will require Sprint to begin to recognize compensation cost for unvested FON stock options granted before January 1, 2003, which are outstanding as of July 1, 2005. This requirement to recognize expense on additional unvested grants is not expected to be significant to Sprint.

20. Quarterly Financial Data (Unaudited)

	Quarter
2004	1st	2nd	3rd	4th
	(millions, except per share data)
Net operating revenues	$6,707	$6,869	$6,922	$6,930
Operating income (loss)	724	718	(2,715)	970
Income (loss) from continuing operations	225	236	(1,910)	437
Net income (loss)	225	236	(1,910)	437
Diluted earnings (loss) per common share from continuing operations(1),(2)	0.16	0.16	(1.32)	0.29
Basic earnings (loss) per common share from continuing operations(2)	0.16	0.16	(1.32)	0.30

	Quarter
2003	1st	2nd	3rd	4th
	(millions, except per share data)
Net operating revenues	$6,339	$6,463	$6,714	$6,681
Operating income (loss)	612	378	(430)	447
Income (loss) from continuing operations	99	(2)	(496)	107
Net income (loss)	1,670	7	(497)	110
Diluted and basic earnings (loss) per common share from continuing operations(1),(2)	0.07	—	(0.35)	0.07

(1)	As the effects of including the incremental shares associated with options, restricted stock units and ESPP shares are antidilutive, both basic earnings per share and diluted earnings per share reflect the same calculation for the 2004 third quarter and the 2003 second and third quarters.

(2)	On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. All per share amounts have been restated to reflect the recombination of the FON common stock and the PCS common stock as of the earliest period presented at an identical conversion ratio (0.5). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employee stock purchase plan shares, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

21. Restatements of Previously Issued Financial Statements

In November 2004, Sprint restated previously-issued financial statements to correct an error related to the calculation of interest capitalized during construction. The financial statements were also restated to apply an adjustment previously recorded and disclosed in the 2003 fourth quarter related to the liability for medical coverage for participants in Sprint’s long-term disability plan to the appropriate pre-2003 periods.

22. Subsequent Events (Unaudited)

Dividend Declaration

In February 2005, Sprint’s board of directors declared dividends of 12.5 cents on the FON common stock to shareholders of record at the close of business, March 10, 2005. Dividends will be paid March 31, 2005.

New Director

In February 2005, a new independent director, James H. Hance Jr., retired vice chairman of Bank of America Corporation, was appointed to the Sprint board of directors.

Wireless Towers Lease

In February 2005, Sprint reached a definitive agreement with Global Signal Inc. (Global Signal) under which Global Signal will have exclusive rights to lease or operate more than 6,600 communication towers from Sprint for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms. Sprint has committed to sublease space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet. Sprint expects to receive approximately $1.2 billion in cash at the time of the closing. The transaction is expected to close in the second quarter of 2005.

Spectrum Auction

On February 15, 2005, the FCC concluded an auction of 242 personal communications services licenses. Wirefree Partners III, LLC (Wirefree) won licenses in 16 markets, subject to FCC approval. Sprint has agreements with Wirefree to lease certain spectrum in those 16 markets.

SPRINT CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003, and 2002

		Additions (Deductions)
	Balance Beginning of Year	Charged to Income (loss)	Charged to Other Accounts(1)	Other Deductions		Balance End of Year
	(millions)
2004
Allowance for doubtful accounts	$276	$426	$84	$(493	)(2)	$293

Valuation allowance—deferred income tax assets	$620	$50	$—	$—		$670

2003
Allowance for doubtful accounts	$414	$461	$98	$(697	)(2)	$276

Valuation allowance—deferred income tax assets	$573	$47	$—	$—		$620

2002
Allowance for doubtful accounts	$397	$1,055	$191	$(1,229	)(2)	$414

Valuation allowance—deferred income tax assets	$686	$(113)	$—	$—		$573

(1)	Amounts charged to Other Accounts consist of receivable reserves for billing and collection services Sprint provides for certain Sprint PCS Affiliates. Uncollectible accounts are recovered from affiliates.

(2)	Accounts written off, net of recoveries.