Form 10-K/A
period 2004-12-31
SPRINT CORP
filed 2005-04-29
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-04721

SPRINT CORPORATION

(Exact name of registrant as specified in its charter)

KANSAS	48-0457967
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

P.O. Box 7997, Shawnee Mission, Kansas	66207-0997 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	800-829-0965

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
FON Common Stock, Series 1, $2.00 par value, and Rights	New York Stock Exchange
Guarantees of Sprint Capital Corporation 6.875% Notes due 2028	New York Stock Exchange

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

Documents incorporated by reference.

None

Explanatory Note

Sprint is filing this Form 10-K/A to amend Part III of its Annual Report filed on Form 10-K for the fiscal year ended December 31, 2004, which was previously filed with the Securities and Exchange Commission on March 11, 2005. The Form 10-K is being amended to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Sprint’s definitive Proxy Statement will not be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2004. Sprint is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of its Form 10-K. In addition, the cover page of the Form 10-K has been updated and amended.

In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Exchange Act, Sprint is including currently dated certifications. This Form 10-K/A does not reflect events occurring after the filing of Sprint’s Form 10-K on March 11, 2005 or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

All other items of the Form 10-K have not been amended and are simply reported herein.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

Item 10(b). Executive Officers of the Registrant

Office	Name	Age
Chairman and Chief Executive Officer	Gary D. Forsee(1)	55
President and Chief Operating Officer	Len J. Lauer(2)	47
President—Local Telecommunications Division	Michael B. Fuller(3)	60
President—Sprint Business Solutions	Howard E. Janzen(4)	51
President—Sprint Consumer Solutions	Timothy E. Kelly(5)	46
Executive Vice President—Chief Financial Officer	Robert J. Dellinger(6)	44
Executive Vice President—General Counsel and External Affairs	Thomas A. Gerke(7)	48
Executive Vice President—Chief Information Officer	Michael W. Stout(8)	58
Executive Vice President—Network Services	Kathryn A. Walker(9)	46
Senior Vice President and Treasurer	Gene M. Betts(10)	52
Senior Vice President—Strategic Planning and Corporate Development	William R. Blessing(11)	49
Senior Vice President—Human Resources	James G. Kissinger(12)	48
Senior Vice President and Controller	John P. Meyer(13)	54

(1)	Mr. Forsee was elected Chief Executive Officer in March 2003 and Chairman in May 2003. Before joining Sprint, he had served as Vice Chairman—Domestic Operations of BellSouth Corporation since January 2002, Chairman of Cingular Wireless since 2001 and President of BellSouth International since 2000. He had served as Executive Vice President and Chief Staff Officer of BellSouth Corporation since 1999.

(2)	Mr. Lauer was elected President and Chief Operating Officer in September 2003. He also served as President—Sprint PCS from October 2002 until October 2004. He had served as President—Long Distance (formerly called Global Markets Group) since September 2000. He had been elected President—Sprint Business in June 2000. Mr. Lauer served as President—Consumer Services Group of Sprint/United Management Company, a subsidiary of Sprint, from 1999 to 2000.

(3)	Mr. Fuller was elected President—Local Telecommunications Division in 1996.

(4)	Mr. Janzen was elected President—Sprint Business Solutions in April 2004. He had served as President—Long Distance since May 2003. Before joining Sprint, he served as Chairman, President and Chief Executive Officer of Williams Communications Group, Inc., a high technology company, from 2001 until October 2002 when it emerged from bankruptcy as WilTel Communications Group, Inc. Williams Communications Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in April 2002. He became President and Chief Executive Officer of Williams Communications Group, Inc. in 1995.

(5)	Mr. Kelly was elected President-Sprint Consumer Solutions in October 2004. He had served as Senior Vice President—Consumer Solutions Marketing, since October 2003. Before that, he served as President—Sprint Business. He had been elected President—Mass Markets in 2002 and President—National Consumer Organization, in 2001. From 1999 to 2001, he served as President of Tickets.com, an internet-based ticket software and distribution firm.

(6)	Mr. Dellinger was elected Executive Vice President—Chief Financial Officer in June 2002. He had served as Executive Vice President—Finance since April 2002. Before joining Sprint, he had served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as President and Chief Executive Officer of General Electric’s Employers Reinsurance Corporation’s Property and Casualty Reinsurance Business in Europe and Asia. From 1997 to 2000, he served as Executive Vice President and Chief Financial Officer of General Electric’s Employers Reinsurance Corporation.

(7)	Mr. Gerke was elected Executive Vice President—General Counsel and External Affairs in May 2003. He had served as Vice President—GMG—Business Development in Long distance since June 2002. From September 2000 to June 2002, he served as Vice President—Corporate Secretary and Associate General Counsel of Sprint. He was elected Vice President—Law, General Business and Technology in 1999. Before that he held various other positions in Sprint’s legal department.

(8)	Mr. Stout was elected Executive Vice President—Chief Information Officer in May 2003. Before joining Sprint, he served as Vice President and Chief Technology and Information Officer for GE Capital, a global financial services company, since 1998.

(9)	Ms. Walker was elected Executive Vice President—Network Services in October 2003. She had served as Senior Vice President—Network Operations for Sprint Communications Company L.P., Sprint’s long distance subsidiary, since 2002. She had served as a Vice President in the Long distance division since 1998.

(10)	Mr. Betts was elected Senior Vice President in 1990. He was elected Treasurer in 1998.

(11)	Mr. Blessing was elected Senior Vice President—Strategic Planning and Corporate Development in October 2003. He had served as Vice President—Strategic Planning and Business Development—Sprint PCS for Sprint Spectrum L.P., a Sprint subsidiary, since 2000. He had been elected Vice President—Strategic Planning—Sprint PCS for Sprint/United Management Company in 1999.

(12)	Mr. Kissinger was elected Senior Vice President—Human Resources in April 2003. He had served as Vice President—HR Operations for Sprint/United Management Company since 1996.

(13)	Mr. Meyer was elected Senior Vice President—Controller in 1993.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Sprint’s reports under the Securities Exchange Act of 1934, such as this Form 10-K/A, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-K and as of December 31, 2004, under the supervision and with the participation of Sprint’s management, including Sprint’s Chief Executive Officer and Chief Financial Officer, Sprint carried out an evaluation of the effectiveness of the design and operation of Sprint’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2004 in providing reasonable assurance that information required to be disclosed in reports Sprint files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Part III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

DuBose Ausley, age 67. Attorney, Ausley & McMullen, a law firm, Tallahassee, Florida, where he was Chairman from 1982 to June 1, 2002. He is a director and chairman of the Executive Committee of Capital City Bank Group, Inc. (1982-2003), Tampa Electric Co., Inc., TECO Energy, Inc., and Blue Cross and Blue Shield of Florida, Inc. Mr. Ausley has been a Director of Sprint since 1993 and will not stand for re-election at the annual meeting.

Gordon M. Bethune, age 63. Retired Chairman and Chief Executive Officer of Continental Airlines, Inc., an international commercial airline company, Houston, Texas. He served as Chief Executive Officer of Continental Airlines from 1994 and as Chairman and Chief Executive Officer from 1996 until December 31, 2004. He is a director of Honeywell International Inc., Willis Group Holdings, Limited and Prudential Financial, Inc. He has been a director of Sprint since March 2004.

Dr. E. Linn Draper, Jr., age 63. Retired Chairman of American Electric Power Co. Inc., a public utility holding company, Columbus, Ohio. He has also served as President of Ohio Valley Electric Corporation, an electric utility company, Piketon, Ohio, and its subsidiary, Indiana-Kentucky Electric Corporation, since 1992. He served as Chairman, President and Chief Executive Officer of American Electric Power Co. Inc. and all of its major subsidiaries from 1993 until December 31, 2003 and as Chairman until February 24, 2004. He is a director of Temple-Inland Inc., NorthWestern Corporation, Alliance Data Systems Corporation and Alpha Natural Resources. He has been a director of Sprint since December 2003.

Gary D. Forsee, age 55. Chairman and Chief Executive Officer of Sprint, Overland Park, Kansas. He is a director of Goodyear Tire & Rubber Co. Before becoming the Chief Executive Officer of Sprint in March 2003, Mr. Forsee served as Vice Chairman — Domestic Operations of BellSouth Corporation since January 2002, Chairman of Cingular Wireless since late 2001 and President of BellSouth International since 2000, before which he served as Executive Vice President and Chief Staff Officer beginning in 1999. He has been a director of Sprint since 2003.

James H. Hance, Jr., age 60. Retired Vice Chairman of Bank of America Corporation, a financial services holding company, Charlotte, North Carolina. He served as the Vice Chairman of Bank of America Corporation from 1993 until January 31, 2005 and as the Chief Financial Officer of Bank of America Corporation from 1988 until April 2004. He is a director of Cousins Properties Incorporated, EnPro Industries, Inc. and Rayonier Corporation. He has been a director of Sprint since February 8, 2005.

Deborah A. Henretta, age 43. President of Global Baby/Toddler &Adult Care for Procter & Gamble, a producer of personal and household products, Cincinnati, Ohio, since 2001. Before becoming President of Global Baby/Toddler &Adult Care, she served as Vice President, North America Baby Care since 1999 and General Manager, Global Fabric Conditioners since 1996. She is on the Board of Trustees at St. Bonaventure University and Children’s Hospital/Medical Center in Cincinnati, Ohio. She has been a director of Sprint since March 2004.

Irvine O .Hockaday, Jr., age 68. Retired President and Chief Executive Officer of Hallmark Cards, Inc., a manufacturer of greeting cards, Kansas City, Missouri. He is a director of Aquila, Inc., Crown Media Holdings, Inc., Dow Jones, Inc., Ford Motor Company, and Estee Lauder, Inc. Mr. Hockaday served as President and Chief Executive Officer of Hallmark Cards, Inc. from 1985 to 2001. He has been a director of Sprint since 1997, and is Sprint’s Lead Independent Director.

Linda Koch Lorimer, age 53. Vice President and Secretary of the University, Yale University, New Haven, Connecticut. She is the Lead Director of McGraw-Hill, Inc., and a director of Yale-New Haven Hospital and a trustee of Hollins University. Before becoming Vice President and Secretary of Yale University in 1993, Ms. Lorimer was President of Randolph-Macon Woman’s College for more than six years. She has served as the President of the Board of the American Association of Colleges and Universities and as Vice Chair of The Center for Creative Leadership. She has been a director of Sprint since 1993.

Charles E. Rice, age 69. Chairman of Mayport Venture Partners, LLC, and former Vice Chairman of Corporate Development, Bank of America Corporation, a bank holding company from 1998 to 2001. He is a director of CSX Corporation, Bessemer Trust Company, and Post Properties, Inc. Before becoming Vice Chairman of Corporate Development of Bank of America Corporation, Mr. Rice was Chairman of NationsBank, Inc. from May 1998 to October 1998 and Chairman and Chief Executive Officer of Barnett Banks, Inc. from 1984 to 1998. He has been a Director of Sprint since 1975 and will retire at the Sprint annual meeting.

Louis W. Smith, age 62. Retired President and Chief Executive Officer of the Ewing Marion Kauffman Foundation, Kansas City, Missouri. He is a director of H &R Block, Inc. Before serving as President and Chief Executive Officer of the Ewing Marion Kauffman Foundation from 1997 until April 2002, he was President and Chief Operating Officer of the foundation beginning in 1995. He was President of Allied Signal Inc., Kansas City Division, from 1990 to 1995. He has been a director of Sprint since 1999.

Gerald L. Storch, age 48. Vice Chairman of Target Corporation, a general Merchandise retailer, Minneapolis, Minnesota. Before becoming Vice Chairman of Target In 2001, he was President of Target’s Financial Services and New Businesses from 1998 to 2001. He has been a director of Sprint since December 2003.

William H. Swanson, age 56. Chairman and Chief Executive Officer of Raytheon Company, an industry leader in defense and government electronics, space, information technology, technical services, and business and special mission aircraft, Waltham, Massachusetts. Prior to January 2004, he was CEO and president of Raytheon. Prior to that, he was president of Raytheon, responsible for Raytheon’s government and defense operations. Mr. Swanson joined Raytheon in 1972 and has held a wide range of leadership positions across a broad spectrum of Raytheon’s business units. He has been a director of Sprint since September 2004.

Executive Officers

For information pertaining to Executive Officers of Sprint, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the Executive Officers of the Registrant section of Part I of this document.

The Audit Committee

The board of directors has an Audit Committee. The primary function of the Audit Committee is to advise and assist the board in fulfilling its oversight responsibilities to the investment community, including current and potential stockholders. The Audit Committee’s purpose includes assisting board oversight of the integrity of Sprint’s financial statements, Sprint’s compliance with legal and regulatory requirements, and the performance of Sprint’s internal audit function and ethics and compliance function. The Audit Committee also has sole responsibility for the appointment, compensation and oversight of the independent auditors. The committee’s principal responsibilities in serving these functions are described in the Audit Committee charter that was adopted by Sprint’s board of directors.

Current copies of the Audit Committee charter and Sprint’s code of ethics, The Sprint Principles of Business Conduct, both of which comply with the Sarbanes-Oxley Act and the New York Stock Exchange (NYSE) corporate governance standards, are available at www.sprint.com/governance. Copies of the Audit Committee charter and The Sprint Principles of Business Conduct may also be obtained by writing to Sprint Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B206, Overland Park, Kansas 66251.

The Sprint Principles of Business Conduct describes the ethical and legal responsibilities of directors and employees of Sprint and its subsidiaries, including senior financial officers and executive officers. All directors and Sprint employees (including all senior financial officers and executive officers) are required to comply with The Sprint Principles of Business Conduct. In support of the ethics code, Sprint has provided employees with a number of avenues for the reporting of potential ethics violations or similar concerns or to seek guidance on ethics matters, including a 24/7 telephone helpline. Concerns about Sprint’s accounting, auditing matters or internal controls can be submitted on a confidential and anonymous basis by telephone to the Ethics Helpline at 1-800-788-7844, by mail to the Audit Committee, c/o Sprint Corporation, Mailstop KSOPHF0302-3B679, 6200 Sprint Parkway, Overland Park, Kansas 66251 or by email to auditcommittee@mail.sprint.com. Sprint’s Chief Ethics Officer reports regularly to the Audit Committee on the Ethics and Compliance Program.

On April 19, 2005, Sprint’s board appointed Mr. Hance to the Audit Committee as Chair of the Audit Committee. Mr. Hance replaces as Chair Mr. Rice, who will be retiring from Sprint’s board in connection with the Sprint annual meeting. In addition to Messrs. Hance and Rice, the other members are Ms. Lorimer, Mr. Bethune, Dr. Draper and Mr. Smith. Each of the members is financially literate, independent and able to devote sufficient time to serving on the Audit Committee. The board has determined that Mr. Rice possesses the qualifications of an audit committee financial expert as defined in the Sarbanes-Oxley Act. The independence determination has been made by the board under the NYSE corporate governance standards and the Sarbanes-Oxley Act applicable to Audit Committee members. The Audit Committee met twelve times in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Sprint’s directors and executive officers to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Sprint common stock and other equity securities of Sprint. Directors and executive officers are required by SEC regulations to furnish Sprint with copies of all Section 16(a) reports they file, and Sprint makes these reports available at www.sprint.com/sprint/ir/sec/.

To Sprint’s knowledge, based solely on a review of the copies of these reports furnished to Sprint and written representations that no other reports were required, during 2004 all Section 16(a) filing requirements applicable to its directors and executive officers were complied with, except for Sprint’s failure to report timely on one Form 4 filed on behalf of Gene M. Betts, Senior Vice President and Treasurer, a disposition of PCS common stock representing shares withheld by Sprint to satisfy Sprint’s tax withholding obligation in connection with the vesting of restricted stock units. This failure was inadvertent and, as soon as the oversight was discovered, the form was promptly filed.

Item 11. Executive Compensation

Compensation Committee Report on Executive Compensation

The Compensation Committee, among its various functions contained in the Committee Charter, establishes and/or reviews the salaries and other compensation paid to Sprint’s executive officers. The Committee’s Charter is reviewed annually by the committee and the board. The board has the responsibility for determining membership of the Compensation Committee and has appointed only independent directors to the committee. The committee has the authority to engage the services of outside advisers, experts and others to assist the committee. The committee consulted with Deloitte Consulting and Watson Wyatt, independent compensation consultants to the committee, in 2004 to design the 2005 executive compensation plan that is described below. The committee is also advised by Davis Polk & Wardwell, independent counsel to the board.

This report summarizes the policies followed in setting compensation for Sprint’s executive officers in 2004, as well as changes that will be made to the 2005 compensation program.

Sprint’s Executive Compensation Philosophy

The fundamental objectives of Sprint’s executive compensation policies are to ensure that executives are provided incentives and compensated in a way that advances both the short-and long-term interests of stockholders while also ensuring that Sprint is able to attract and retain executive management talent.

Sprint approaches this objective through three key components:

•	an annual base salary;

•	performance-based annual short-term incentive compensation (paid in cash); and

•	periodic (generally annual) grants of long-term stock-based compensation, such as stock options and restricted stock units (RSUs).

To develop a competitive compensation package, each of these components of compensation as well as total compensation (the sum of all three elements) are compared to compensation data of similarly sized companies in the telecommunications and high technology industries as well as in other industries based on surveys conducted by independent compensation consultants and proxy data. At the end of 2002, the committee re-examined and revised the compensation structure and set guidelines so that all three compensation components were based on the market median for similar positions within the comparison group. These guidelines are scheduled to be updated in late 2005 based on a review of available compensation data. Based on the most recently available compensation data, these guidelines continue to reflect the market median for annual base salary and short-term incentive compensation and are above the median for long-term incentive compensation. For each executive officer, the actual long-term incentive opportunity granted is adjusted from the guidelines to reflect individual performance. The actual compensation earned by executive officers as a result of their short-term and their long-term incentive compensation opportunities is primarily dependent on Sprint’s performance. As a result of all of these factors, the long-term opportunities and total actual compensation for the Named Officers were generally at the 75th percentile level relative to the most recently available data.

The committee believes that Sprint’s comparison group, which is reviewed and adjusted if needed on an annual basis, accurately reflects the market in which Sprint competes for executive talent. Six of the 22 companies in the Dow Jones US Telecommunications Index (which is used in the stock performance graphs in this Item 11) are included in the comparison group. In 2005, the two independent compensation consultants reviewed Sprint’s comparison group and expressed their views that the group generally accurately reflects the market in which Sprint competes for executive talent. For 2005, the two independent compensation consultants recommended minor revisions to Sprint’s comparison group to include two new telecommunication companies and to remove one company that is no longer viewed as a high technology company.

In December 2004, the committee reviewed the total remuneration that the Named Officers potentially could receive, under five termination scenarios: (1) normal retirement, (2) voluntary, (3) involuntary for cause, (4) involuntary not for cause and (5) involuntary not for cause or for good reason after a change in control. The total remuneration review included all aspects of the executive officers’ pay including annual base salary plus short-term and long-term incentive compensation, the cash value of future benefits, perquisites, deferred compensation and the potential impact of accelerated vesting of equity. The opinion of the two independent compensation consultants was that Sprint’s total remuneration for its Named Officers was within competitive practice. The committee intends to review this total remuneration analysis annually.

Section 162(m) of the Internal Revenue Code of 1986, as amended (Code) denies a tax deduction to any publicly held corporation, such as Sprint, for compensation in excess of $1 million paid to any individual who, on the last day of the year, is the CEO or among the four highest compensated officers other than the CEO, whom we refer to as the Named Officers, unless such compensation qualifies as performance-based under Section 162(m). It is Sprint’s policy to design its short-term incentive compensation plan for the Named Officers so that such incentive compensation would be deductible under Section 162(m), although individual exceptions may occur. With respect to long-term incentive compensation, compensation from stock options, but not RSUs, is deductible under Section 162(m). The committee believes that the interests of the stockholders are best served by not restricting the committee’s discretion in developing compensation programs, even though such programs may result in certain non-deductible compensation expenses.

Compensation Decisions for 2004

Base Salary

As in the past, 2004 base salaries for executive officers took into consideration a variety of factors, including:

•	the nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at comparable companies (primarily similarly sized companies in the telecommunications and high technology industries);

•	the experience and tenure of the individual executive; and

•	the performance of the individual executive.

Short-term Incentive Compensation

Sprint’s annual short-term incentive compensation plan, or STIC, is designed to motivate and reward eligible employees for their contributions to Sprint’s performance by making a large portion of their cash compensation variable and dependent upon Sprint ‘s performance.

In 2004, the STIC formula had three variables all of which are described below: (1) the executive officer’s annual incentive target; (2) achievement of six objectives, three for the combined results of the local telecommunications and long distance operations (FON) and three for the wireless operations (PCS division); and (3) weightings for the objectives. At the end of the year, the individual’s incentive target was multiplied by the weightings and the payout results for each objective to calculate the actual incentive amount for the year. The payouts for each objective could range from 0 – 200%. For executive officers above Senior Vice President, or SVP, the individual ‘s incentive payout was calculated based only upon Sprint ‘s performance measured by the objectives and weightings described below. The committee (which has the discretion to reduce these executive officers’ incentive payments) then reviewed and authorized the actual incentive payouts for these officers. For SVPs, the individual incentive payout was calculated based upon Sprint’s performance measured by the objectives and weightings and then adjusted for individual performance (from 0 – 120%). This individual performance factor did not apply to executive officers above SVP.

For executive officers, the following objectives and weightings were used for the 2004 STIC. A brief description of the objective and the result is also shown.

•	FON Net Revenue Growth – 15%: the increase or decrease in current year net revenue, over net revenue for the prior year, expressed as a percentage. Actual results were below target.

•	FON EVA – 25%: calculated as net operating profits after taxes less a charge for the carrying cost of all capital invested in the enterprise (average invested capital multiplied by weighted average cost of capital (%)). Actual results were below target.

•	FON Operating Cash Flow – 10%: calculated as operating income before depreciation and amortization expense less funds used to acquire or upgrade long-term assets such as property, buildings or equipment. Actual results were below target.

•	PCS Net Service Revenue Growth Relative to Industry Growth – 15%: the increase or decrease in current period net service revenue (total revenue exclusive of handset sales) over net service revenue for a corresponding period, expressed as a percentage, relative to the change in industry net service revenue growth for the same time period. Actual results were at target.

•	PCS EVA – 25%: calculated as net operating profits after taxes less a charge for the carrying cost of all capital invested in an enterprise (average invested capital multiplied by weighted average cost of capital (%)). Actual results exceeded target.

•	PCS Operating Cash Flow – 10%: calculated as operating income before depreciation and amortization expense less funds used to acquire or upgrade long-term assets such as property, buildings or equipment. Actual results exceeded target.

Long-term Incentive Compensation

Sprint’s long-term incentive compensation plan, or LTIC, is designed to promote the long-term objectives of the organization. The target level of LTIC in 2004 was developed as described above. Actual awards were adjusted based on the performance rating of each eligible participant. The target incentive opportunity was then converted to stock options and RSUs. Stock options were granted with a strike price equal to 100% of fair market value of the underlying stock on the grant date. The stock options vest 25% per year from the date of grant. The RSUs vest 25% two years from the date of grant with the remaining 75% vesting three years from the date of grant.

CEO Compensation

In setting the compensation level for the CEO, Gary D. Forsee, the committee with the guidance of an independent compensation consultant, considers comparative information from other companies, third party salary surveys and proxy statements. In February 2004, the committee determined to maintain Mr. Forsee’s base salary at the level established in 2003 of $1,100,000 and increased Mr. Forsee’s STIC target opportunity $215,000, from $1,650,000 to $1,865,000, to continue to tie Mr. Forsee’s performance compensation to the performance of Sprint. Due to the strong performance of Sprint in 2004 under Mr. Forsee’s leadership, his actual STIC payout for 2004 was $2,090,991, which represented 112.12% of his STIC target opportunity.

In 2004, taking into account Mr. Forsee’s strong individual performance and, after considering the Sprint FON common stock and Sprint PCS common stock recombination, the committee awarded Mr. Forsee the following: (1) 779,400 stock options that become exercisable 25% per year from the date of grant and (2) 396,000 RSUs that vest 25% two years from the grant date with the remaining 75% vesting on the third anniversary of the grant date.

Compensation Decisions for 2005

During 2004, the Compensation Committee, with advice and assistance from two independent compensation consultants, devoted extensive attention to reviewing Sprint’s executive compensation design. Through this review, the committee identified the key strategic compensation design priorities for Sprint: ensure stockholder alignment, reward performance, enhance corporate governance, improve employee collaboration and simplify current compensation plans.

The results of the review included the following observations:

•	the short-term incentive plan had too many objectives and should be simplified; and

•	although aspects of the long-term incentive plan had performance criteria associated with them, additional performance-based criteria were needed.

Beginning in 2005, the following changes have been made to the short-and long-term incentive compensation plans.

Short-term Incentive Compensation

In 2005, STIC has been simplified by reducing the number of objectives and sharing them among all STIC eligible employees (approximately 23,500), creating greater alignment of efforts and interests within and across the organization. All STIC participants have a combination of any of the following objectives: Sprint Economic Value Added, or Sprint EVA; Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA, Expense to Revenue; and Sprint customer satisfaction. Sprint EVA is calculated as net operating profits after taxes less a charge for the carrying cost of all capital invested in the enterprise (average invested capital multiplied by the weighted average cost of capital (%)). EBITDA is calculated as net income before interest and tax expense (which are non-operating expenses) and depreciation and amortization expense (which are non-cash expenses). Customer satisfaction will be measured by improvement in industry relevant customer satisfaction surveys, conducted through independent third party vendors. Achievement of the 2005 STIC objectives will be calculated with reference to the performance period before the completion of the proposed merger with Nextel if the merger is completed before the end of 2005.

Long-term Incentive Compensation

After reviewing a number of different approaches to delivering LTIC, the committee determined that Sprint will again grant both stock options and RSUs in 2005 but with some substantial changes described below.

Stock Options

The 2005 stock option awards for Sprint’s SVPs through the CEO have a strike price equal to 110% of the market value of the underlying stock on the grant date. This approach ensures stockholders benefit from stock appreciation before the senior leadership of Sprint. All other executives receive stock options with a strike price equal to 100% of fair market value on the grant date. The stock option award for all participants will continue to vest 25% per year from the date of grant.

RSUs

Beginning with the 2005 awards, the number of RSUs granted is based on both individual performance and the achievement of enterprise-level financial performance criteria. Financial targets, using Sprint EVA (described above), are set during the first quarter of the measurement year and Sprint ‘s SVPs through the CEO receive contingent awards of RSUs based on the guideline award, adjusted for each executive ‘s individual performance rating. A performance matrix was created to allow for a range of awards under or over targeted levels based on actual results. In 2006, the contingent 2005 RSU award will be adjusted based on actual 2005 Sprint EVA performance results (calculated with reference to performance before the proposed merger with Nextel if the merger is completed before the end of 2005). The 2005 award vests 100% three years from the date of grant. In addition to being granted on a performance basis, RSUs have a retention aspect, vesting only if the executive remains employed by Sprint three years from the grant date, which is two years after the performance period.

For executives below the SVP level, the 2005 RSU target value was adjusted at the time of grant in 2005 based on individual performance and 2004 EVA performance (capped at 100%) and converted to RSUs, in whole shares. The RSUs vest 100% three years from the date of grant.

Other Actions in 2005

In January 2005, the committee, with the advice of independent outside counsel and an independent compensation consultant, approved a retention program to retain Sprint executives through the completion of the proposed merger with Nextel and the contemplated spin-off of the local telecommunications business and for the one-year transition period after the applicable transaction. Messrs. Forsee and Lauer were excluded from participating in the program. The program provides for up to 100% of the executive officers’ annual base salary and short-term incentive target opportunity and acceleration of unvested equity if held at least one year upon the date of the executive’s involuntary, not for cause termination.

In February 2005, the committee approved the promotion of Len Lauer in recognition of his added responsibilities for the Information Technology Services and Network Services organizations, effective January 1, 2005. Based on Mr. Lauer’s 2004 performance and his promotion in 2005, his compensation components are $933,000 base salary, $1,120,000 short-term incentive compensation opportunity and 420,000 stock options and 160,000 RSUs.

Amendments to Sprint’s aircraft usage policy were made, with guidance and oversight by the committee. The amendments provide for limited use by certain executive officers (those who hold the position of executive vice president or above) of corporate aircraft for personal reasons subject to pre-approval by the Chairman and CEO. The limited use of the aircraft cannot exceed $75,000 in value each year for any of these executive officers, with a cap of $150,000 for all of these executive officers. The Chairman and CEO is required by Sprint’s security policy to use Sprint aircraft in lieu of commercial aircraft for all travel, including personal travel.

On March 15, 2005, the committee granted new performance based equity awards to Messrs. Forsee and Lauer. A combination of performance based RSUs and premium priced stock options were granted. The number of RSUs subject to the awards: (1) is based upon targeted financial performance that must be achieved, irrespective of the intervention of the proposed merger with Nextel, (2) will be adjusted based on actual achievement of 2005 EVA performance measures (calculated with reference to performance before the proposed merger with Nextel if the merger is completed before the end of 2005), (3) could vary between 0 – 200% of the number of units granted, (4) will vest 100% on the third anniversary of the grant date, and (5) is subject to discretionary review by the committee to assure appropriate performance and has been initially set at 62,000 RSUs for Mr. Forsee and 21,000 RSUs for Mr. Lauer. Additionally, the performance-based RSU awards will be forfeited if the Sprint Nextel merger is not completed.

The number of options granted was 165,000 for Mr. Forsee and 55,000 for Mr. Lauer. The exercise price for the stock options was equal to 110% of the market value of the underlying stock on the grant date. The premium priced options will vest 25% per year on each of the first through fourth anniversaries of the grant date and will be forfeited if the Sprint Nextel merger is not completed.

At the same time, the committee also approved an amendment to Mr. Forsee’s employment agreement of March 19, 2003, which is effective and conditioned on the completion of the merger with Nextel. The amendment provides for: (1) an annual base salary of $1,400,000, subject to annual review for possible increase (but not decrease), (2) an annual short-term incentive target opportunity of not less than 170% of base salary, for an initial target opportunity of $2,380,000, with a maximum payout of 200% of the short-term incentive opportunity (the actual payout can range from 0 – 200% of the target opportunity), and (3) an annual long-term performance-based incentive opportunity having a $10 million minimum target value for the first year following completion of the merger and a $10 million guideline target value for the second year. If the merger is completed in 2005, the short-term incentive target opportunity for 2005 will be the sum of $2,040,000 prorated for the portion of the year before the completion of the merger and $2,380,000 prorated for the portion of the year after the completion of the merger. The new performance-based equity awards and the amendment to Mr. Forsee’s employment agreement were made with the advice of independent outside counsel and the independent compensation consultants.

Stock Ownership Guidelines

The Sprint board also believes executive ownership of a meaningful financial stake in Sprint serves to align executives’ interests with stockholders’ interests. In 2003, the Sprint board established executive stock ownership guidelines that require certain executives to hold shares or share equivalents of Sprint stock equal to five times base salary for the CEO and one to four times base salary for executives at the Vice President level and above. Each executive is expected to meet this ownership level by the later of December 31, 2008 or the fifth anniversary of becoming an executive. In addition, these executives are expected to meet yearly interim stock ownership requirements. All 144 covered executives have met these interim requirements.

Gerald L. Storch, Chairman

Gordon M. Bethune

Irvine O. Hockaday, Jr.

Charles E. Rice

The information in this report shall not be deemed to be soliciting material or to be filed with the SEC under the Exchange Act or incorporated by reference in any document so filed, and is not subject to the proxy rules under, or to the antifraud liabilities of Section 18 of, the Exchange Act.

Summary Compensation Table

The following table reflects the cash and non-cash compensation for services in all capacities to Sprint by those persons who were, as of December 31, 2004, the Named Officers. All quantities of Sprint securities below are stated after giving effect to the recombination of Sprint FON common stock and PCS common stock on April 23, 2004.

		Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Other Annual Compensation ($)		Restricted Stock Award(s) ($)(3)	Securities Underlying Options (#)		All Other Compensation ($)(4)
Gary D. Forsee (5) Chairman & Chief Executive Officer	2004 2003	1,137,931 813,410	2,090,991 2,532,206	205,056 198,041	(2)	7,180,800 12,844,751	779,400 2,148,300	(6)	26,220 137,794

Robert Dellinger (7) Executive Vice President—Chief Financial Officer	2004 2003 2002	551,082 511,343 272,988	574,376 603,503 375,789	5,867 2,968 16,837		1,795,200 2,656,875 0	194,700 322,500 195,975		1,621 9,411 32,030

Michael B. Fuller President—Local Telecommunications Division	2004 2003 2002	712,914 641,705 518,453	549,376 581,034 729,133	4,510 7,339 7,658		1,795,200 750,750 1,564,800	194,700 387,000 472,774		13,084 19,816 10,639

Howard E. Janzen (8) President—Sprint Business Solutions	2004 2003	555,044 308,813	549,376 642,580	4,911 29,072		1,795,200 449,873	194,700 241,875		26,196 56,430	(9)

Len J. Lauer President & Chief Operating Officer	2004 2003 2002	825,863 652,318 456,441	913,758 625,808 307,014	5,236 8,974 10,026		2,937,600 3,810,000 1,564,800	318,600 391,950 444,876		1,250 9,000 7,468

(1)	Includes all amounts earned for the respective years, even if deferred under Sprint’s Executive Deferred Compensation Plan. All bonuses were paid under Sprint’s short-term incentive compensation plans or as one-time awards for work performed in connection with the proposed merger with Nextel.
(2)	The Compensation Committee of Sprint’s board established an overall security program for Mr. Forsee in May of 2003. Sprint established the security program for its benefit rather than as a personal benefit or perquisite for Mr. Forsee. Nevertheless, the amount shown in the table includes Sprint’s costs to provide Mr. Forsee with residential security systems and equipment. Under the security program, Mr. Forsee is required to use Sprint aircraft for non-business as well as business travel. The incremental costs associated with the non-business use by Mr. Forsee of Sprint aircraft are also included in the table and totaled $138,680 for 2004.
(3)	As of December 31, 2004, the Named Officers held restricted stock or RSUs as set forth in the following table. The market value of the shares is based on a value of $24.85 per share for Sprint common stock (the closing price on the NYSE on December 31, 2004) multiplied by the number of shares of restricted stock or RSUs. The quantities of Sprint securities below are stated after giving effect to the recombination of Sprint FON common stock and Sprint PCS common stock on April 23, 2004.

	Number of Shares
	RSUs	Restricted Stock	Value
Mr. Forsee	1,565,081	0	$38,892,263
Mr. Dellinger	331,429	0	8,235,986
Mr. Fuller	146,514	90,000	5,877,373
Mr. Janzen	128,485	0	3,192,852
Mr. Lauer	478,497	93,300	14,209,155

Each of the Named Officers has the right to receive dividends on the restricted stock and the RSUs at the same rate as on unrestricted shares and to vote the restricted stock.

The awards in 2004 were all RSUs granted on February 10, 2004 that vest 25% on the second anniversary of the grant date, and 75% on the third anniversary of the grant date.

The awards in 2003 were all RSUs. For those grants that vest, in whole or in part, within three years of the grant date, the vesting schedule is described below. When Mr. Forsee joined Sprint, under his employment contract, he received initial grants equal to 195,750 RSUs, which we refer to as Initial RSUs; and sign-on awards of 711,600 RSUs, which we refer to as Sign-on RSUs. In recognition that Mr. Forsee forfeited certain compensation and opportunities with his former employer, Sprint granted to Mr. Forsee 291,600 “make-whole” RSUs. The Initial RSUs will vest 100% on March 19, 2006; the Sign-on RSUs will vest 100% on December 31, 2007; and the “make-whole” RSUs will vest and, unless deferred, will be paid in 20% increments on each of the first four anniversaries of March 19, 2003 and on December 31, 2007, in each case subject to Mr. Forsee’s continued employment with Sprint. The award to Mr. Fuller was made on March 27, 2003 and vests one-third on each of the first, second and third anniversaries of the grant date. The award to Mr. Janzen was made on May 13, 2003 and vests one-third on each of the first, second and third anniversaries of the grant date. The award to Mr. Dellinger was made on March 27, 2003, and 57,750 of the RSUs vest one-third on each of the first, second and third anniversaries of the grant date, and 187,500 vest one-third on each of the third, fourth and fifth anniversaries of the grant date. The award to Mr. Lauer was made on March 27, 2003, and 69,300 of the RSUs vest one-third on each of the first, second and third anniversaries of the grant date, and 262,500 vest one-third on each of the third, fourth and fifth anniversaries of the grant date.

The awards in 2002 were restricted stock granted on April 4, 2002 that vest 50% on each of February 28, 2005 and February 28, 2006.

(4)	Consists of amounts for 2004: (a) contributed by Sprint under the Sprint Retirement Savings Plan, (b) representing the portion of interest credits on deferred compensation accounts under Sprint’s Executive Deferred Compensation Plan that are at above-market rates and (c) relocation expenses, as follows:

	Savings Plan Contribution	Above— market Earnings	Relocation
Mr. Forsee	$3,075	$1,587	$21,558
Mr. Dellinger	897	724	0
Mr. Fuller	1,005	12,079	0
Mr. Janzen	0	0	26,196	*
Mr. Lauer	1,250	0	0
*	Relocation expenses include $1,765 of interest paid by Sprint in 2004 on an equity advance in connection with Mr. Janzen’s relocation to Kansas City.

(5)	Mr. Forsee became CEO on March 19, 2003 and Chairman on May 13, 2003.
(6)	When Mr. Forsee joined Sprint, under his employment contract, he received initial grants of options to purchase 1,252,500 shares of Sprint common stock at an exercise price equal to the fair market value on the grant date, which we refer to as the Initial Options. In recognition that Mr. Forsee forfeited certain compensation and opportunities with his former employer, Sprint granted to Mr. Forsee “make-whole” options to purchase 895,800 shares of Sprint common stock, at an exercise price equal to the fair market value on the grant date. The Initial Options will vest in 25% tranches on the first four anniversaries of the grant date, and the “make-whole” options will become fully exercisable on December 31, 2007, in each case subject to Mr. Forsee’s continued employment with Sprint, and they will not be subject to accelerated vesting upon a change in control under the provisions of Sprint’s equity plan.
(7)	Mr. Dellinger became employed by Sprint on March 25, 2002.
(8)	Mr. Janzen became employed by Sprint on May 12, 2003.
(9)	Includes $1,972 of interest paid by Sprint in connection with Mr. Janzen’s relocation to Kansas City.

Option Grants

The following table summarizes options granted to the Named Officers under Sprint’s stock option plans during 2004. The options shown are options to purchase Sprint series 1 common stock.

The amounts shown as potential realizable values on these options are based on arbitrarily assumed annualized rates of appreciation in the price of Sprint’s common stock of 5% and 10% over the term of the options, as set forth in SEC rules. The Named Officers will realize no gain on these options without an increase in the price of Sprint common stock that will benefit all stockholders proportionately.

Unless otherwise indicated, each option listed below has the following terms. Vesting is accelerated in the event of an employee’s death or permanent disability. In addition, if an option has been outstanding for at least one year, vesting is accelerated upon a change in control or an employee’s normal retirement at age 65 or older. A change in control is deemed to occur if (1) someone acquires 30% or more of the voting power of Sprint stock, (2) there is a change of a majority of the directors within a two-year period in certain circumstances, or (3) there is a merger in which Sprint is not the surviving entity. The proposed merger with Nextel does not constitute a change in control with respect to these options. Sprint granted no stock appreciation rights during 2004. For other circumstances in which vesting may be accelerated, see the description of Sprint’s retention program below under “—Sprint Retention Program.”

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)
						5%	10%
Gary D. Forsee	519,600	6.8%	17.94	(2)	2/10/14	5,862,319	14,856,268
	259,800	3.4%	18.22	(3)	2/10/14	2,976,908	7,544,069

Robert Dellinger	129,800	1.7%	17.94	(2)	2/10/14	1,464,452	3,711,208
	64,900	0.8%	18.22	(3)	2/10/14	743,654	1,884,565

Michael B. Fuller	129,800	1.7%	17.94	(2)	2/10/14	1,464,452	3,711,208
	64,900	0.8%	18.22	(3)	2/10/14	743,654	1,884,565

Howard E. Janzen	129,800	1.7%	17.94	(2)	2/10/14	1,464,452	3,711,208
	64,900	0.8%	18.22	(3)	2/10/14	743,654	1,884,565

Len J. Lauer	212,400	2.8%	17.94	(2)	2/10/14	2,396,375	6,072,886
	106,200	1.4%	18.22	(3)	2/10/14	1,216,888	3,083,834

(1)	This annual executive stock option grant vests 25% on each of February 10, 2005, February 10, 2006, February 10, 2007 and February 10, 2008. The number of Sprint securities are stated after giving effect to the recombination of Sprint FON common stock and PCS common stock on April 23, 2004.
(2)	The fair market value of FON common stock on February 10, 2004, the date of grant.
(3)	The fair market value of PCS common stock on February 10, 2004 ($9.11), the date of grant, adjusted for the conversion rate into FON common stock in connection with the recombination of Sprint FON common stock and PCS common stock on April 23, 2004.

Option Exercises and Fiscal Year-end Values

The following table summarizes the net value realized on the exercise of options in 2004, and the value of options outstanding at December 31, 2004, for the Named Officers. All options shown are options to purchase Sprint series 1 common stock.

Aggregated Option Exercises in 2004 and Year-end Option Values

	Shares Acquired on Exercise (#)	Value Received ($)	Number of Securities		Value of Unexercised
			Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Gary D. Forsee	0	0	313,125	2,614,575	4,419,238	31,213,347
Robert Dellinger	0	0	200,550	512,625	2,092,140	5,352,310
Michael B. Fuller	364,766	2,622,247	1,177,209	705,262	2,178,573	7,111,600
Howard E. Janzen	0	0	60,470	376,105	878,630	3,963,018
Len J. Lauer	0	0	933,292	819,184	5,006,279	7,878,369

(1)	The value of unexercised, in-the-money options is the number of shares underlying options multiplied by the difference between the exercise price of the options and the fair market value, at December 31, 2004, of $24.85, which was the closing price of Sprint series 1 common stock on the NYSE on that date.

Pension Plans

Under the Sprint Retirement Pension Plan, eligible employees generally accrue for each year of service an annual retirement benefit equal to 1.5% of career average compensation, subject to limitations under the Code. In addition, the Named Officers participate in a supplemental retirement plan that provides additional benefits. Under his employment agreement, Mr. Forsee is eligible for retirement benefits not to exceed 65% of his covered compensation (generally, annual base salary plus actual annual bonus), which amount will be ratably reduced if Mr. Forsee’s employment with Sprint terminates before age 65, and will be offset by pension benefits otherwise payable to him by Sprint and his former employer. Assuming the following Named Officers continue to work at Sprint until age 65 and have pensionable compensation for years after 2004 equal to the pensionable compensation for 2004, the Named Officers would receive an estimated annual pension benefit, expressed as an annuity for life, as follows: Mr. Forsee—$1,828,427, Mr. Dellinger—$388,704, Mr. Fuller—$332,104, Mr. Janzen—$278,589, and Mr. Lauer—$591,505.

In addition, Sprint has a key management benefit plan that provides for a survivor benefit in the event of the death of the participant or, in the alternative, a supplemental retirement benefit. This plan has only five active employee participants, of whom only two are Named Officers. More information on the plan is provided in the following section under “—Employment Contracts.”

Employment Contracts

Employment Contract with Mr. Forsee

In March 2003, Sprint entered into an employment contract with Mr. Forsee. Under the contract, Mr. Forsee is contractually entitled to an annual base salary of $1,100,000 and is eligible for all employee benefits made available generally to other senior executive officers of Sprint, including Sprint’s Short-term Incentive Plan. After 2003, Mr. Forsee is not guaranteed the payment of any annual bonus except under certain circumstances related to the termination of his employment with Sprint, but he is contractually eligible for an annual target bonus opportunity of 150% of his base salary and a maximum bonus opportunity payout of 300% of his base salary. Subject to the contract requirements, the Compensation Committee reviews and sets Mr. Forsee’s compensation, as described in this Item 11 in the “—Compensation Committee Report on Executive Compensation”. For a description of the options and restricted stock units granted to Mr. Forsee under his employment contract, see

“—Summary Compensation Table” in this Item 11. In 2004, Sprint reimbursed Mr. Forsee $28,862 for reasonable legal and professional fees incurred by him in connection with litigation relating to his taking the position of Chairman and CEO with Sprint, as required under the contract.

In the event Mr. Forsee’s employment with Sprint is terminated, either by Sprint without cause or by Mr. Forsee for good reason, Mr. Forsee will receive his pro rata annual bonus and severance benefits equal to two times the sum of his annual base salary and his target annual bonus opportunity (three times that amount if the termination occurs during the 24-month period following a change in control, as defined in the agreement). The proposed merger with Nextel is not considered a change in control. In addition, in the event of such a termination, the options and restricted stock units discussed above will be subject to pro rata accelerated vesting (100% accelerated vesting if the termination is within the 24-month period following a change in control). In the event Mr. Forsee receives any payments deemed contingent on a change in control, he will not be subject to plan provisions that require a reduction of benefits to levels deductible under Section 280G of the Code, and if any excise tax is imposed on him by Section 4999 of the Code as a result of a change in control, Sprint will make him whole.

In December 2004, Mr. Forsee’s employment agreement was amended to provide that upon completion of the proposed merger with Nextel, he would become the CEO and President of Sprint Nextel. Mr. Forsee waived his ability to claim that his relocation to Reston, Virginia and his loss of the Chairman’s position would constitute a “Constructive Discharge” under his employment agreement. The amendment also confirms that the merger would not constitute a change in control. All other terms and conditions of the agreement remain unchanged.

Under the agreement, Mr. Forsee has agreed to certain covenants relating to competition, confidentiality, non-solicitation, non-disparagement and cooperation, his breach of which would result in forfeiture of his rights to his non-qualified pension benefit, any unpaid severance benefits and all of his unvested equity-based awards described above that are then outstanding.

On March 15, 2005, the Compensation Committee approved a second amendment to Mr. Forsee’s employment agreement of March 19, 2003, which is effective and conditioned on the completion of the merger. The amendment provides for: (1) an annual base salary of $1,400,000, subject to annual review for possible increase (but not decrease), (2) an annual short-term incentive target opportunity of not less than 170% of base salary, for an initial target opportunity of $2,380,000, with a maximum payout of 200% of the short-term incentive opportunity (the actual payout can range from 0–200% of the target opportunity), and (3) an annual long-term performance-based incentive opportunity having a $10 million minimum target value for the first year following completion of the merger and a $10 million guideline target value for the second year. If the merger is completed in 2005, the short-term incentive target opportunity for 2005 will be the sum of $2,040,000 prorated for the portion of the year before the completion of the merger and $2,380,000 prorated for the portion of the year after the completion of the merger.

Employment Contracts with Mr. Fuller and Mr. Lauer

Mr. Fuller and Mr. Lauer have each signed agreements that prohibit their performing services for a competitor for up to 18 months following termination of their employment. The agreements also provide severance under which they will receive 18 months of compensation and benefits following an involuntary termination of employment without cause or upon a constructive discharge following a diminution of their responsibilities or compensation, or a forced relocation in certain circumstances.

The agreements, which pre-date Sprint’s current senior executive severance policy, provide enhanced severance benefits in the event Sprint terminates their employment without cause or they resign due to a diminution in responsibilities, authority, or compensation following a change in control of Sprint. The proposed merger with Nextel will not be a change of control under the agreements. Benefits include monthly salary payments for up to 35 months and an amount equal to the sum of the highest short-term plus the highest long-term incentive compensation awards received for the three performance periods before termination, paid in three installments. For purposes of the key management benefit plan, they will be deemed to have remained a Key Executive (as defined in the plan) until age 60 and interest will be credited to their accounts under the Executive Deferred Compensation Plan at the maximum rate allowed under the plan. In addition, Sprint will determine their retirement benefits assuming three years of additional service and will not impose on them any reduction to benefits for early retirement. The benefits also include life, disability, medical, and dental insurance coverage for up to 35 months following termination. Finally, these officers are not subject to plan provisions that require a reduction of benefits to levels deductible under Section 280G of the Code, and if any excise tax is imposed on them by Section 4999 of the Code as a result of a change in control, Sprint will make them whole.

Employment Contracts with Mr. Dellinger and Mr. Janzen

In late 2003, Mr. Dellinger and Mr. Janzen signed employment agreements. The agreements contain the same non-competition and standard severance provisions as those in Mr. Fuller’s and Mr. Lauer’s agreements. However, Mr. Dellinger’s and Mr. Janzen’s agreements provide for different severance benefits following a change in control of Sprint consistent with Sprint’s new policy regarding senior executive severance arrangements.

If, within the two-year period following a change in control of Sprint, Sprint terminates Mr. Dellinger’s or Mr. Janzen’s employment without cause or they resign due to either a forced relocation outside of the Kansas City area or a diminution in responsibilities, authority, or compensation, they will receive monthly salary payments for up to 24 months. During that period, they will also receive prorated targeted incentive compensation paid at the same time payouts are made for the applicable performance measurement period and will continue to participate in Sprint’s retirement, medical and certain other welfare benefits as if they were active employees. The proposed merger with Nextel will not constitute a change in control under Mr. Dellinger’s or Mr. Janzen’s employment contract.

Sprint Retention Program

On January 17, 2005, the Compensation Committee of the Sprint board of directors adopted the Sprint retention program in order to retain certain critical officers and other employees pending the merger and contemplated spin-off of Sprint’s local telecommunications business and for a period of one year after these events. The Sprint retention program provides that Sprint’s executive officers, other than Messrs. Forsee and Lauer, are eligible for retention payments equal to 100% of their respective annual base salary and target short-term incentive bonus as of January 17, 2005. Under the terms of Sprint’s retention program, Robert J. Dellinger, Howard E. Janzen, Timothy E. Kelly, Michael W. Stout, Thomas A. Gerke, Kathryn A. Walker, Gene M. Betts, William R. Blessing, James G. Kissinger and John P. Meyer are eligible to receive retention payments equal to one-half of their annual base salary at the time of completion of the merger or an intervening business combination. They are entitled to receive a second retention payment equal to one-half of their annual base salary, plus the amount of their target short-term incentive bonus, on the first anniversary of completion of the merger or an intervening business combination. If one of these executive officers is involuntarily terminated other than for cause, the executive officer will receive the retention payment on the executive officer’s last day worked or the date on which the merger or intervening business combination is completed, whichever is later. Michael B. Fuller, President-Local Telecommunications Division, is eligible to receive one-half of his annual base salary retention payment at the time of completion of the contemplated spin-off. The balance of his base salary retention payment and the short-term incentive bonus payment are payable on the first anniversary of completion of the contemplated spin-off. If he is involuntarily terminated other than for cause, the retention payment will be made on his last day worked or the date of completion of the contemplated spin-off following the merger, whichever is later. If any covered executive officer voluntarily terminates his or her employment or is terminated for cause before a retention payment is made, the executive officer will not receive that retention payment. No retention payments will be made under the Sprint retention program if neither the merger nor an intervening business combination is completed, and no retention payments will be made to Mr. Fuller if the contemplated spin-off is not completed. Sprint anticipates that the completion of the merger and the contemplated spin-off will result in retention payments to the participating executive officers in an aggregate amount of approximately $8.5 million.

In addition, if the merger is completed and a participating executive officer, other than Mr. Fuller, is involuntarily terminated other than for cause before the first anniversary of completion of the merger, all stock options, restricted stock, restricted stock units and any other equity based awards held by the executive officer for at least one year at the end of the executive officer’s severance period will fully vest on the last day of the severance period as long as that day is on or after the date the merger is completed. If Mr. Fuller is involuntarily terminated other than for cause before the first anniversary of completion of the contemplated spin-off, all equity based awards held by him for at least one year at the end of his severance period will fully vest on the last day of the severance period as long as that day is on or after the date the merger is completed; however, if the contemplated spin-off does not occur, he will be entitled to acceleration of his equity based awards only if the involuntary termination occurs before the first anniversary of the merger.

The Sprint retention program also provides other eligible officers with retention payments of up to 100% of their annual base salaries. Certain officers will also be eligible to receive retention payments of up to the amount of their target short-term incentive bonus. Eligible officers who are involuntarily terminated other than for cause before the first anniversary of completion of the merger or the contemplated spin-off, as applicable, will be entitled to acceleration of vesting of their equity based awards. An officer who accepts a position with the company resulting from the contemplated spin-off will not be considered to have been involuntarily terminated, and will therefore not receive accelerated vesting of equity based awards, due to acceptance of that position.

Key Management Benefit Plan

Sprint has a key management benefit plan providing for a survivor benefit in the event of the death of a participant or, in the alternative, a supplemental retirement benefit. Under the plan, if a participant dies before retirement, the participant’s beneficiary will receive ten annual payments each equal to 25% of the participant’s highest annual salary during the five-year period immediately before the time of the participant’s death. If a participant dies after retiring or becoming permanently disabled, the participant’s beneficiary will receive a benefit equal to 300% (or a reduced percentage if the participant retires before age 60) of the participant’s highest annual salary during the five-year period immediately before the time of retirement or disability, payable either in a lump sum or in installments at the election of the participant. At least 13 months before retirement, a participant may elect a supplemental retirement benefit in lieu of all or a portion of the survivor benefit. The supplemental retirement benefit will be the actuarial equivalent of the survivor benefit. Messrs. Fuller and Lauer are participants in the plan.

Sprint has filed these employment contracts and separation agreements with the SEC. They are available on the SEC’s website at www.sec.gov, and Sprint hereby incorporates them by reference.

Performance Graphs

The information in this section shall not be deemed to be soliciting material or to be filed with the SEC under the Exchange Act or incorporated by reference in any document so filed, and is not subject to the proxy rules under, or to the antifraud liabilities of Section 18 of, the Exchange Act. The graph below compares the yearly percentage change in the cumulative total stockholder return for Sprint series 1 common stock with the S&P® 500 Stock Index and the Dow Jones US Telecommunications Index for the five-year period from December 31, 1999 to December 31, 2004. The cumulative total stockholder return for Sprint series 1 common stock has been adjusted for the periods shown for the recombination of FON common stock and PCS common stock that was effected on April 23, 2004. The graph assumes an initial investment of $100 in Sprint common stock on December 31, 1999 and reinvestment of all dividends.

The Dow Jones US Telecommunications Index is composed of the following companies: Alltel Corp., AT&T Corp., AT&T Wireless Services Inc., BellSouth Corp., CenturyTel Inc., Cincinnati Bell Inc., Citizens Communications Co., IDT Corp., Nextel Communications Inc., Nextel Partners Inc., Qwest Communications International Inc., SBC Communications Inc., Telephone & Data Systems Inc., U.S. Cellular Corp., Verizon Communications Inc., Western Wireless Corp., Wireless Facilities Inc. and Sprint (FON Group and PCS Group were included as two separate entities until April 23, 2004, after which Sprint was included as a single entity).

The graph below compares the yearly percentage change in the cumulative total stockholder return for Sprint series 1 common stock as compared with the S&P® 500 Stock Index and the Dow Jones US Telecommunications Index for the five-year period from December 31, 1999 to December 31, 2004. As a result of the recombination of the Sprint FON common stock and PCS common stock on April 23, 2004, the graph below includes the yearly percentage change in the cumulative total stockholder return for PCS common stock only through April 23, 2004. The graph assumes an initial investment of $100 in Sprint common stock on December 31, 1999 and reinvestment of all dividends.

Compensation of Directors

Annual Retainer and Meeting Fees

Directors who are not employees of Sprint, whom we refer to as the Outside Directors, are each paid $50,000 annually plus meeting fees and the following additional retainers. The Chair of the Audit Committee receives an additional annual retainer of $10,000, and the Chair of each other board committee, except the Executive Committee, receives an additional annual retainer of $7,500. The Lead Independent Director receives an additional annual retainer of $75,000.

For each meeting attended, Sprint pays Outside Directors the following fees: (1) $1,500 for board meetings, (2) $1,500 for committee meetings, (3) $1,500 for in-person meetings of Outside Directors, unless those meetings occur in connection with a board meeting, and (4) $1,500 for in-person business meetings attended on Sprint’s behalf. Under the 1997 Long-term Stock Incentive Program, Outside Directors can elect to use these fees to purchase shares of Sprint common stock. They can also elect to have the purchased shares deferred and placed in a trust. Sprint also maintains the Directors’ Deferred Fee Plan under which Outside Directors may elect to defer all or some of their fees.

Outside Directors receive units representing shares of Sprint common stock credited to their accounts under the Director’s Deferred Fee Plan upon becoming a director. Under an amendment adopted in February 2005, all of these units vest on the third anniversary of the director’s election to the board, except that if a director leaves the board at his or her convenience, the units would vest pro rata based on years of service, and if a director leaves the board upon a change of control or otherwise at the convenience of the board, the units would vest immediately. Upon joining the Sprint board in March 2004, Mr. Bethune and Ms. Henretta were awarded 8,400 units, after giving effect to the recombination of Sprint’s PCS common stock and FON common stock. Upon joining the Sprint board in September 2004, Mr. Swanson was awarded 7,500 units.

Under an amendment adopted on April 19, 2005, the vesting of the final 25% tranche of the options granted in 2002 to DuBose Ausley, an Outside Director, will be accelerated in connection with Mr. Ausley’s departure from the board at the 2005 annual meeting. Options to purchase 2,455 shares of FON common stock will be accelerated.

Restricted Stock Units

Each Outside Director serving on February 10, 2004 was awarded units representing 4,200 shares of restricted Sprint common stock. These awards vest one hundred percent on February 10, 2007 unless they vest earlier for directors who retire or are not re-elected or re-nominated. Each Outside Director who joined the board between February 10 and March 1, 2004 was awarded units representing 3,900 shares of restricted Sprint common stock. These awards vest one hundred percent on March 11, 2007 unless they vest earlier for directors who retire or are not re-elected or re-nominated. Dividend equivalents are reinvested into additional restricted stock units which vest when the underlying units vest.

Stock Ownership Guidelines

In 2003, Sprint established director stock ownership guidelines that require Outside Directors to hold shares or share equivalents of Sprint stock equal to at least five times the current annual board retainer. Each Outside Director is expected to meet this ownership level by the later of June 10, 2008 or the fifth anniversary of joining the board. In addition, Outside Directors are expected to meet yearly interim stock ownership requirements. As of December 31, 2004, all Outside Directors have met these interim requirements.

Other Benefits

Except as described in this paragraph, Sprint currently does not offer retirement benefits to Outside Directors. Three Outside Directors (Messrs. Ausley and Rice and Ms. Lorimer) are eligible to receive benefits under a retirement plan originally adopted in 1982. The retirement plan was amended in 1996 to eliminate the retirement benefit for any Outside Director who had not served five years as of the date of the amendment. An eligible Outside Director will receive monthly benefit payments equal to the monthly fee (not including meeting fees or additional retainers) being paid to Outside Directors at the time of the Outside Director’s retirement. The monthly retirement benefit would be $4,167 for any Outside Director retiring while the current $50,000 annual fee remains in effect. The number of monthly benefit payments to an Outside Director under the plan will equal the number of months served as an Outside Director, up to a maximum of 120 payments.

It serves the interests of Sprint and its stockholders to enable the Outside Directors to optimally utilize Sprint’s communications services. Accordingly, each Outside Director is provided with up to $6,000 in Sprint communications services per year. They are also provided with the use of wireless devices and related equipment. The Outside Directors are reimbursed for applicable income taxes associated with these benefits. Outside Directors also may participate in Sprint’s charitable matching gifts program on the same terms as Sprint employees. Under that program in 2004, Sprint would match up to $5,000 a year in contributions by each Outside Director to an eligible institution or organization.

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

The following table provides information about the shares of FON common stock that may be issued upon exercise of awards as of year-end 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(1),(2)	Number of securities remaining available for future issuance under equity compensation plans(3),(4),(5),(6)
Equity compensation plans approved by Shareholders
FON common stock	133,453,397	$26.35	96,110,780
Equity compensation plans not approved by Shareholders
FON common stock	—	—

(1)	Excludes purchase rights accruing under the ESPP. Under the ESPP, each eligible employee may purchase FON common stock at annual intervals at a purchase price per share equal to 85% of the market value on the grant date or the exercise date, whichever is lesser. At year-end 2004, an estimated 3.6 million shares of FON common stock were under election to purchase at a maximum purchase price of $14.64 per share.

(2)	The weighted average exercise price does not take into account the 6,038,466 shares of FON common stock issuable upon vesting of restricted stock units, which have no exercise price. The weighted average price also does not take into account the 7,303 shares of FON common stock issuable as a result of the purchase of those shares by directors with 2004 fourth quarter directors’ fees; the purchase price was $24.91 for each share of FON common stock.

(3)	Of these shares, 45,373,712 shares of FON common stock were available under the 1997 Long-Term Stock Incentive Program. Although it is not Sprint’s intention to do so, all of the shares, plus any shares that become available due to forfeiture of outstanding awards, could be issued in a form other than options, warrants, or rights.

(4)	Includes 29,819,136 shares of FON common stock available for issuance under the ESPP.

(5)	Under the 1997 Long-Term Stock Incentive Program, the number of shares increased on January 1 of each year by 1.5% of the FON common stock outstanding on that date and 1.5% of the PCS common stock, Series 1 and 2, outstanding on that date. In the recombination of the PCS common stock and the FON common stock, all outstanding options to purchase PCS common stock were converted into options to purchase FON common stock on the basis of the conversion ratio of 0.5 shares of FON common stock for each share of PCS common stock. In addition, all outstanding restricted stock units representing PCS common stock were converted into restricted stock units representing FON common stock on the basis of the conversion ratio of 0.5 shares of FON common stock for each share of PCS common stock. Following the recombination, the number of shares increases on January 1 of each year by 1.5% of the FON common stock, Series 1 and 2, outstanding on that date. No awards may be granted after April 15, 2007.

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

Security Ownership of Certain Beneficial Owners

The following table provides information about the only known beneficial owners of five percent or more of each class of Sprint’s outstanding voting stock as of March 31, 2005:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Series	Percent of Class		Percent of Sprint Voting Power
Common Stock	Capital Research and Management Company (1)	114,250,250 shares (5)	Series 1	7.7	%(5)	8.1%
	Capital Group International, Inc. (2)	73,777,650 shares (5)	Series 1	5.0	%(5)	5.2%
	Liberty Media Corporation (3)	73,841,987 shares	Series 2	5.0%		0.5%
Preferred Stock	Liberty Media Corporation (3)	123,314 shares	Series 7	50%		0.3%
	Comcast Corporation (4)	61,726 shares	Series 7	25%		—

(1)	Capital Research and Management Company, a Delaware company located at 333 South Hope Street, Los Angeles, California 90071, acts as investment adviser to various investment companies with the power to vote and/or dispose of shares of Sprint series 1 common stock.

(2)	Capital Group International, Inc., a California corporation located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, is the parent holding company of the following wholly owned subsidiaries with the power to vote and/or dispose of shares of Sprint series 1 common stock: Capital Guardian Trust Company, a bank and an investment adviser; Capital International Research and Management, Inc., d.b.a. Capital International, Inc.; Capital International S.A. and Capital International Limited. Shares of Sprint series 1 common stock reported by Capital Group International, Inc. include 58,780 shares resulting from the assumed conversion of $5,123,000 principal amount of the Liberty Media 144A 4.0% convertible debentures.

(3)	Liberty Media Corporation, a Delaware corporation located at 12300 Liberty Boulevard, Englewood, Colorado 80112, and certain of its consolidated subsidiaries collectively are the beneficial owners of shares of Sprint series 2 common stock and shares of seventh series preferred stock convertible into 4,010,654 shares of Sprint series 1 common stock, constituting 0.3% of the outstanding Sprint common stock, upon the election of Liberty Media Corporation.

(4)	Comcast Corporation, a Pennsylvania corporation, is located at 1500 Market Street, Philadelphia, Pennsylvania 19102. The shares of seventh series preferred stock reported are convertible into 2,007,571 shares of Sprint series 2 common stock, constituting less than 0.1% of the outstanding Sprint common stock, upon the election of Comcast Corporation.

(5)	Amount based solely on Schedules 13G received by Sprint as of the reporting date of the schedule.

Security Ownership of Directors and Executive Officers

The following table states the number of shares of Sprint ‘s series 1 common stock beneficially owned, as of March 31, 2005, by each current director, by each executive officer named in the “—Summary Compensation Table” in Item 11 and by all directors and executive officers as a group. No individual director or executive officer owned more than one percent of the outstanding shares of Sprint series 1 common stock. As a group, the listed individuals owned less than 1% of the outstanding Sprint common stock. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the securities shown.

Sprint Series 1 Common Stock

	Shares Owned	Shares Covered by Exercisable Options(1)	Shares Represented by Restricted Stock Units(2)
DuBose Ausley	50,233	52,599	13,805
Gordon M. Bethune	0	0	7,732
Robert J. Dellinger	27,948	367,875	389,966
E. Linn Draper, Jr.	5,492	0	8,039
Gary D. Forsee	18,044	821,100	1,959,474
Michael B. Fuller	130,041	1,431,878	206,364
James J. Hance, Jr.(3)	25,000	0	3,720
Deborah A. Henretta	3,218	0	7,732
Irvine O. Hockaday, Jr.	48,228	42,820	13,805
Howard E. Janzen	0	109,144	197,186
Len J. Lauer	133,358	1,242,272	649,651
Linda Koch Lorimer	49,434	52,820	13,805
Charles E. Rice	79,170	52,820	13,805
Louis W. Smith	12,581	30,320	13,805
Gerald L. Storch	3,788	0	8,041
William H. Swanson	1,027	0	3,720
All directors and executive officers as a group (24 persons)	988,379	7,121,580	4,139,416

(1)	These are shares that may be acquired upon the exercise of stock options exercisable, or restricted stock units to be delivered, on or within 60 days after March 31, 2005, under Sprint’s 1997 Long-term Stock Incentive Program.

(2)	These are unvested restricted stock units for which Sprint will issue the underlying shares of Sprint common stock after the units vest. There are no voting rights with respect to these units. These amounts do not include any restricted stock units covered by footnote 1 or any 2005 restricted stock unit awards, including awards for Outside Directors.

(3)	Mr. Hance has been a director since February 8, 2005.

Item 13. Certain Relationships and Related Transactions

Mr. Ausley, one of Sprint’s Outside Directors who will not stand for re-election at the Sprint annual meeting, is an attorney and, until June 1, 2002, he was chairman at the law firm of Ausley & McMullen. In 2002, 2003 and 2004, Ausley & McMullen billed Sprint $283,377, $426,386 and $502,384, respectively, for legal services provided to certain affiliates, mainly in the areas of regulatory and litigation-related advice given primarily to the local division. Daniel M. Ausley, the son of Mr. Ausley, owned directly or indirectly a 50% interest in four entities that lease space on cellular telephone towers to numerous wireless providers, including Sprint’s wireless division. In 2002, 2003 and 2004, Sprint paid an aggregate of $263,995, $214,260 and $214,260, respectively, to these entities. In 2004, Daniel Ausley disposed of his interests in these entities. The services provided by both Ausley & McMullen and the entities in which Mr. Ausley’s son had an interest were provided on bases consistent with normal practices, on substantially the same terms as those prevailing at the time for comparable services and Sprint engaged their respective services in the ordinary course of business.

Dwayne Smith, the son of Mr. Smith, one of Sprint’s Outside Directors who was determined by the board to be independent, is a Senior Negotiator in supply chain management at Sprint and until October 2004 was a Product

Manager in long distance at Sprint. In 2002, 2003 and 2004 he received $62,190, $67,067 and $74,195, respectively, in salary and other compensation. Dwayne Smith’s employment at Sprint preceded his father’s election to the board. The compensation provided to Dwayne Smith is consistent with that provided to other employees with equivalent responsibilities at Sprint.

Mr. Hance, one of Sprint’s Outside Directors who was determined by the board to be independent, was elected to the board on February 8, 2005 from a group of candidates presented to the board by the Nominating and Corporate Governance Committee’s independent search firm. Mr. Hance was a Vice Chairman of Bank of America Corporation until January 31, 2005. Bank of America Corporation is a financial services holding company, and in 2004 its investment banking subsidiary was retained to act as a co-advisor to Sprint in connection with Sprint’s February 2005 agreement to lease certain of its wireless communications towers to Global Signal Inc. for approximately $1.2 billion in cash at the time of closing, with Sprint’s commitment to sublease space on a substantial portion of those towers for a minimum of ten years. Bank of America Corporation is a committed lender under Sprint’s revolving credit agreement and its Long Distance accounts receivable securitization facility. Bank of America Corporation also provides typical commercial banking services to Sprint and its subsidiaries. The services are provided on bases consistent with normal investment or commercial banking practices, on substantially the same terms as those prevailing at the time for comparable advisory roles, and the engagement was entered into in the ordinary course of business. Mr. Hance had no personal involvement with Sprint’s engagement of Bank of America Corporation to provide these services or Bank of America Corporation’s provision of these services. The total fees paid by Sprint to Bank of America Corporation for investment and commercial banking services in 2004 and proposed to be paid in 2005 are significantly less than 0.1% of Bank of America Corporation’s gross revenues for fiscal year 2004.

Sprint engages a relocation company that, among other things, purchases the former residences of executive and professional level employees to facilitate relocations made at Sprint’s request. The relocation company then markets and sells the former residence without the involvement of the employee. Sprint receives any gain on the sale or reimburses the relocation company for any loss. Sprint is also responsible for costs associated with the maintenance and sale of the residence, including payment of a service fee to the relocation company. In 2003, Mr. Forsee, Sprint’s Chairman and CEO, Mr. Janzen, Sprint’s President–Sprint Business Solutions, and Bruce Hawthorne, Sprint’s Executive Vice President and Chief Staff Officer who left Sprint in February 2004, relocated to the Kansas City area. The relocation company purchased each officer’s former residence at an appraised value. The purchase prices for Mr. Forsee’s, Mr. Janzen’s and Mr. Hawthorne’s former residences were $2,920,000, $372,500 and $1,150,000, respectively. The relocation company later sold the residences for $2,200,000, $350,000 and $900,000, respectively. Sprint paid the relocation company for the difference between the purchase and sale price in each case. Mr. Janzen and Michael Stout, Sprint’s Executive Vice President–Chief Information Officer, received short-term equity advances under Sprint’s relocation policy of $250,000 and $100,000, respectively, in connection with their relocations to the Kansas City area in 2003. These advances, secured by the equity in these executives’ former residences, were provided by the relocation company under its agreement with Sprint. Under the terms of the agreement, Sprint paid interest to the relocation company at an annual rate of between 4% and 4.25%. In each case, the advances were outstanding for approximately three months.

Item 14. Principal Accounting Fees and Services

Audit Fees

For professional services rendered for the audit of Sprint’s 2004 consolidated financial statements, the reports on management’s assessment regarding the effectiveness of Sprint’s internal control over financial reporting and the effectiveness of internal control over financial reporting as required by the Sarbanes-Oxley Act, and the review of the financial statements included in Sprint’s 2004 Forms 10-Q, KPMG billed Sprint a total of $7.2 million in 2004.

For professional services rendered for the audit of Sprint’s 2003 consolidated financial statements and the review of the financial statements included in Sprint’s 2003 Forms 10-Q, Ernst & Young billed Sprint a total of $3.9 million in 2003.

These amounts also include reviews of documents filed with the SEC, accounting consultations related to the annual audit and preparation of letters for underwriters and other requesting parties.

Audit-Related Fees

For professional audit-related services rendered, KPMG billed Sprint a total of $1.9 million in 2004. Audit-related services in 2004 generally included support related to the proposed Sprint Nextel merger and other attestation services.

For professional audit-related services rendered, Ernst & Young billed Sprint a total of $2.7 million in 2003. Audit-related services in 2003 generally included benefit plan audits, other attestation services, security controls compliance reviews, and advisory services related to Sprint’s preparation in 2003 for its 2004 assessment regarding the effectiveness of internal control over financial reporting as required by the Sarbanes-Oxley Act.

Tax Fees

For professional tax services rendered, KPMG billed a total of $0.8 million in 2004. Tax services in 2004 primarily included support related to the proposed Sprint Nextel merger and the contemplated spin-off of Sprint’s local telecommunications business.

For professional tax services rendered, Ernst & Young billed a total of $2.3 million in 2003. Tax services in 2003 generally included domestic and international corporate tax compliance, planning, and advice.

All Other Fees

In 2004, KPMG did not bill any fees in addition to the fees described above. In 2003, Ernst & Young billed Sprint an aggregate of $0.2 million in addition to the fees described above.

The Audit Committee considered whether the non-audit services rendered by KPMG in 2004 and Ernst & Young in 2003 were compatible with maintaining their independence as auditors of Sprint’s financial statements.

The Audit Committee has adopted policies and procedures concerning Sprint’s independent registered public accounting firm, including the pre-approval of services to be provided. Sprint’s Audit Committee pre-approved all of the services described above that were provided after the pre-approval requirements under the Sarbanes-Oxley Act became effective on May 6, 2003. The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services; however, pre-approval authority may be delegated to one or more members of the Audit Committee. The details of any services approved under this delegation must be reported to the full Audit Committee at its next regular meeting. Sprint’s independent registered public accounting firm is generally prohibited from providing certain non-audit services under Sprint’s policy, which is more restrictive than the regulations implementing the Sarbanes-Oxley Act. Any permissible non-audit service engagement must be specifically approved in advance by the Audit Committee. Sprint will provide quarterly reporting to the Audit Committee regarding all audit, audit-related, tax and non-audit services provided by Sprint’s independent registered public accounting firm.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. The consolidated financial statements of Sprint filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

2.	The consolidated financial statement schedule of Sprint filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed as part of this report:

EXHIBITS

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)	Agreement and Plan of Merger, dated as of December 15, 2004, by and among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed as Exhibit 2 to Sprint Corporation Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

(3)	Articles of Incorporation and Bylaws:

(a)	Restated Articles of Incorporation, dated as of December 9, 2003 (filed as Exhibit 3(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(b)	Certificate of Designation, Preferences and Rights of Preferred Stock-Sixth Series, dated as of April 23, 2004 (filed as Exhibit 3(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(c)	Certificate of Elimination of Designations of Preferred Stock-Eighth Series, dated as of April 23, 2004 (filed as Exhibit 3(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(d)	Bylaws, as amended (filed as Exhibit 3(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

(4)	Instruments defining the Rights of Sprint’s Security Holders:

(a)	The rights of Sprint’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibits 3(a), 3(b) and 3(c).

(b)	Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3(d).

(c)	Second Amended and Restated Rights Agreement, between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Corporation Registration Statement on Form 8-A relating to Sprint’s Rights, filed April 12, 2004, and incorporated herein by reference).

(d)	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Corporation Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Corporation Current Report on Form 8-K/A dated October 17, 2001 and incorporated herein by reference).

(e)	Indenture, dated as of October 1, 1998, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, between Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(a) to Sprint Corporation Current Report on Form 8-K dated February 2, 1999 and incorporated herein by reference).

(10)	Material Agreements:

(a)	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc., and Comcast Corporation (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Corporation Registration Statement on Form S-3 (No. 333-64241) and incorporated herein by reference).

(b)	364-Day Credit Agreement, dated as of June 22, 2004, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, J.P. Morgan Chase Bank, as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS Loan Finance LLC, as documentation agents (filed as Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

(c)	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005, among Sprint Corporation, certain subsidiaries of Sprint Corporation and Global Signal Inc., including as Exhibit D the Form of Lease and Sublease Agreement (filed as exhibit 10 to Sprint Corporation Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

(d)	Executive Deferred Compensation Plan, as amended, including summary of certain Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10.2 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

(e)	Management Incentive Stock Option Plan, as amended (filed as Exhibit 10(d) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(f)	1997 Long-Term Stock Incentive Program, as amended (filed as Exhibit 10.4 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

(g)	Sprint Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(l) to Sprint Corporation Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(h)	Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(i)	Management Incentive Plan, as amended (filed as Exhibit 10.1 to Sprint Corporation Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

(j)	Summary of 2005 Salaries and Short-Term Incentive Compensation of Named Executive Officers.*

(k)	Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

(l)	Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

(m)	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants between Sprint Corporation and one of its Executive Officers (Mr. Betts) (filed as Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

(n)	Director’s Deferred Fee Plan, as amended (filed as Exhibit 10.1 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

(o)	Form of Indemnification Agreements between Sprint Corporation and its Directors and Officers (filed as Exhibit 10(e) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

(p)	Summary of Executive Officer Benefits and Board of Directors Benefits and Fees (filed as Exhibit 10.6 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

(q)	Executive Agreement dated as of July 30, 2001 by and among Sprint Corporation, Sprint/United Management Company, and Len Lauer (filed as Exhibit 10(bb) to Sprint Corporation Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

(r)	Employment Agreement dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

(s)	Amendment No. 1 dated as of December 15, 2004, to the Employment Agreement dated as of March 19, 2003 by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10 to Sprint Corporation Current Report on Form 8-K dated December 15, 2004 and incorporated herein by reference).

(t)	Employment Agreements and other compensation arrangements with certain of its Executive Officers (Messrs. Blessing, Dellinger, Fuller, Gerke, Janzen, Kissinger, Stout and Ms. Walker) (filed as Exhibit 10(x) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

(u)	Employment Agreement between Sprint Corporation and one of its Executive Officers (Mr. Kelly) (filed as Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(v)	Summary of Sprint Retention Program.*

(w)	Form of 2003 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(g) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(x)	Form of 2003 Award Agreement (awarding restricted stock units and stock options) with Executive Officers (filed as Exhibit 10(h) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(y)	Form of Election relating to 2003 Executive restricted stock unit awards (filed as Exhibit 10(f) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(z)	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee, Fuller and Lauer (filed as Exhibit 10(a) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(aa)	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers (filed as Exhibit 10(b) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(bb)	Form of 2004 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(c) to Sprint Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(cc)	Form of 2005 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10.2 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

(dd)	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer.*

(ee)	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Mr. Fuller.*

(ff)	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers.*

(12)	Computation of Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of Registrant

(23) (a)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

(23) (b)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-K.

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

Date: April 29, 2005

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

CONSOLIDATED STAT EMENTS OF OPERATIONS

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

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. Under its most restrictive debt covenant, which is an interest coverage ratio, Sprint had additional borrowing capacity of up to $10.7 billion at year-end 2004. This covenant is contained in the new revolving credit facility, which is referenced in Exhibit 10(b) to this Annual Report on Form 10-K/A, and limits debt, as defined in the agreement, through the limitation of interest on the additional debt. The same restrictive covenant is contained in the Wireless and the Long distance accounts receivable asset securitization facilities. Sprint is currently in compliance with all debt covenants associated with its borrowings.

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