Form 10-Q
period 2005-03-31
SPRINT CORP
filed 2005-05-09
CIK 101830

Microsoft Word 10.0.6754;

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2005
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number                  1-04721
                       ---------------------------------------------------------

                                  SPRINT CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               KANSAS                                    48-0457967
-----------------------------------        -------------------------------------
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                     Identification No.)


P.O. Box 7997, Shawnee Mission, Kansas                   66207-0997
--------------------------------------        ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (800) 829-0965
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

Yes    X          No
   -----------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


Yes    X          No
   -----------      -------

                  COMMON SHARES OUTSTANDING AT APRIL 29, 2005:
                     FON COMMON STOCK
                         Series 1               1,395,896,391
                         Series 2                  83,841,987


TABLE OF CONTENTS

                                                                        Page
                                                                      Reference
Part I - Financial Information

           Item 1.  Sprint Corporation Financial Statements

                    Consolidated Financial Statements
                    Consolidated Statements of Operations                 1
                    Consolidated Statements of Comprehensive Income       2
                    Consolidated Balance Sheets                           3
                    Consolidated Statements of Cash Flows                 5
                    Consolidated Statements of Shareholders' Equity       6
                    Condensed Notes to Consolidated Financial Statements  7

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                          18

           Item 3.  Quantitative and Qualitative Disclosures about Market
                      Risk                                               33

           Item 4.  Controls and Procedures                              34

Part II - Other Information

           Item 1.  Legal Proceedings                                    35

           Item 2.  Unregistered Sales of Equity Securities and
                       Use of Proceeds                                   35

           Item 3.  Defaults Upon Senior Securities                      36

           Item 4.  Submission of Matters to a Vote of Security
                       Holders                                           36

           Item 5.  Other Information                                    36

           Item 6.  Exhibits                                             37

Signature                                                                39

Exhibits

           (12)     Computation of Ratios of Earnings to Fixed Charges

           (31)     (a) Certification of Chief Executive Officer Pursuant to
                        Securities Exchange Act of 1934 Rule 13a-14(a)

           (31)     (b) Certification of Chief Financial Officer Pursuant to
                        Securities Exchange Act of 1934 Rule 13a-14(a)

           (32)     (a) Certification of Chief Financial Officer Pursuant to 18
                        U.S.C. Section 1350, As Adopted Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002

           (32)     (b) Certification of Chief Financial Officer Pursuant to 18
                        U.S.C. Section 1350, As Adopted Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002





                                                                                                            Part I.
                                                                                                            Item 1.

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)
                                                                                            Quarters Ended
                                                                                              March 31,
                                                                                --- -------------------------------
                                                                                        2005              2004
--------------------------------------------- -- ------------- -- ------------- --- ------------- --- -------------

Net Operating Revenues                                                          $       6,936     $       6,707
--------------------------------------------- -- ------------- -- ------------- --- ------------- --- -------------

Operating Expenses
   Costs of services and products                                                       3,240             3,083
   Selling, general and administrative                                                  1,624             1,637
   Depreciation and amortization                                                        1,036             1,233
   Restructuring and asset impairments                                                      -                30
--------------------------------------------- -- ------------- -- ------------- --- ------------- --- -------------

   Total operating expenses                                                             5,900             5,983
--------------------------------------------- -- ------------- -- ------------- --- ------------- --- -------------

Operating Income                                                                        1,036               724

Interest expense                                                                         (299)             (326)
Other income (expense), net                                                                26               (26)
--------------------------------------------- -- ------------- -- ------------- --- ------------- --- -------------

Income before income taxes                                                                763               372
Income tax expense                                                                       (291)             (147)
--------------------------------------------- -- ------------- -- ------------- --- ------------- --- -------------

Net Income                                                                                472               225
Preferred stock dividends paid                                                             (2)               (2)
--------------------------------------------- -- ------------- -- ------------- --- ------------- --- -------------
Earnings Applicable to Common Stock                                             $         470     $         223
                                                                                --- ------------- --- -------------

Diluted Earnings per Common Share                                               $        0.31     $        0.16
                                                                                --- ------------- --- -------------

Diluted weighted average common shares                                                1,494.7           1,436.1
                                                                                --- ------------- --- -------------

Basic Earnings per Common Share                                                 $        0.32     $        0.16
                                                                                --- ------------- --- -------------

Basic weighted average common shares                                                  1,476.8           1,424.2
                                                                                --- ------------- --- -------------



















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).




SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(millions)
                                                                                          Quarters Ended
                                                                                             March 31,
                                                                                -- ------------------------------
                                                                                       2005             2004
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------

Net Income                                                                      $       472      $       225
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------

Other Comprehensive Income (Loss)

   Unrealized holding losses on securities                                              (34)             (21)
   Income tax benefit                                                                    13                8
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------
Net unrealized holding losses on securities                                             (21)             (13)

   Reclassification adjustment for gains on
     securities included in net income                                                   (2)              (2)
   Income tax expense                                                                     1                1
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------
Net reclassification adjustment for gains
   on securities included in net income                                                  (1)              (1)

   Unrealized gains on qualifying cash flow
     hedges                                                                              21               17
   Income tax expense                                                                    (8)              (6)
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------
Net unrealized gains on qualifying cash
   flow hedges                                                                           13               11

Reclassification adjustment for gains on
   cash flow hedges included in net income
                                                                                         (2)               -
Income tax expense                                                                        1                -
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------
Net reclassification adjustment for gains
   on cash flow hedges included in net
   income                                                                                (1)               -
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------

Total other comprehensive loss                                                          (10)              (3)
--------------------------------------------- -- ------------- -- ------------- -- ------------- -- -------------

Comprehensive Income                                                            $       462      $       222
                                                                                -- ------------- -- -------------

















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions)

                                                                                 March 31,          December 31,
                                                                                   2005                 2004
                                                                               (Unaudited)
------------------------------------------------------------------------- -- ----------------- -- ----------------

Assets
   Current assets
     Cash and equivalents                                                 $        3,687       $        4,176
     Marketable debt securities                                                      574                  445
     Accounts receivable, net of allowance for doubtful accounts of
       $313 and $293                                                               3,002                3,107
     Inventories                                                                     578                  651
     Prepaid expenses                                                                286                  274
     Deferred tax asset                                                            1,123                1,049
     Other                                                                           280                  273
------------------------------------------------------------------------- -- ----------------- -- ----------------
     Total current assets                                                          9,530                9,975

   Gross property, plant and equipment                                            43,798               43,562
   Accumulated depreciation                                                      (21,551)             (20,934)
------------------------------------------------------------------------- -- ----------------- -- ----------------
     Net property, plant and equipment                                            22,247               22,628

   Intangibles
     Goodwill                                                                      4,401                4,401
     Spectrum licenses                                                             3,372                3,376
     Other intangibles, net of accumulated amortization of $15 and $11                57                   59
------------------------------------------------------------------------- -- ----------------- -- ----------------
     Total intangibles                                                             7,830                7,836

   Other assets                                                                      730                  882
------------------------------------------------------------------------- -- ----------------- -- ----------------

Total                                                                     $       40,337       $       41,321
                                                                          -- ----------------- -- ----------------


























                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(millions, except per share data)

                                                                                 March 31,         December 31,
                                                                                   2005                2004
                                                                               (Unaudited)
------------------------------------------------------------------------- -- ----------------- -- ----------------

Liabilities and Shareholders' Equity
   Current liabilities
     Current maturities of long-term debt                                 $        1,022       $        1,288
     Accounts payable                                                              1,994                2,261
     Accrued interconnection costs                                                   405                  410
     Accrued taxes                                                                   420                  404
     Advance billings                                                                700                  644
     Accrued restructuring costs                                                     134                  168
     Payroll and employee benefits                                                   326                  428
     Accrued interest                                                                262                  335
     Other                                                                           988                  964
------------------------------------------------------------------------- -- ----------------- -- ----------------
     Total current liabilities                                                     6,251                6,902

   Noncurrent liabilities
     Long-term debt and capital lease obligations                                 15,100               15,916
     Deferred income taxes                                                         2,496                2,176
     Postretirement and other benefit obligations                                  1,192                1,445
     Other                                                                         1,131                1,114
------------------------------------------------------------------------- -- ----------------- -- ----------------
     Total noncurrent liabilities                                                 19,919               20,651

   Redeemable preferred stock                                                        247                  247

   Shareholders' equity
     Common stock
       FON, par value $2.00 per share, 3,000.0 shares authorized,
         1,479.0 and 1,474.8 shares issued and outstanding                         2,958                2,950
     Capital in excess of par or stated value                                     11,988               11,873
     Retained deficit                                                               (300)                (586)
     Accumulated other comprehensive loss                                           (726)                (716)
------------------------------------------------------------------------- -- ----------------- -- ----------------

   Total shareholders' equity                                                     13,920               13,521
------------------------------------------------------------------------- -- ----------------- -- ----------------

Total                                                                     $       40,337       $       41,321
                                                                          -- ----------------- -- ----------------


















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS       (Unaudited)
(millions)
------------------------------------------------------------------------- -- ----------------- -- ----------------
Quarters Ended March 31,                                                           2005                 2004
------------------------------------------------------------------------- -- ----------------- -- ----------------

Operating Activities

Net income                                                                $          472       $          225
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 1,036                1,233
     Deferred income taxes                                                           260                  146
     Changes in assets and liabilities:
       Accounts receivable, net                                                      105                  (51)
       Inventories and other current assets                                           66                   19
       Accounts payable and other current liabilities                               (380)                (381)
       Noncurrent assets and liabilities, net                                       (237)                (202)
     Other, net                                                                       62                   49
------------------------------------------------------------------------- -- ----------------- -- ----------------
Net cash provided by operating activities                                          1,384                1,038
------------------------------------------------------------------------- -- ----------------- -- ----------------

Investing Activities

Capital expenditures                                                                (659)                (683)
Investments in and loans to other affiliates, net                                    (14)                  (2)
Investments in debt securities                                                      (222)                (167)
Proceeds from debt securities                                                        142                  147
Proceeds from sales of assets and other                                                8                    5
------------------------------------------------------------------------- -- ----------------- -- ----------------
Net cash used by investing activities                                               (745)                (700)
------------------------------------------------------------------------- -- ----------------- -- ----------------

Financing Activities

Payments on debt                                                                  (1,012)                 (22)
Proceeds from common stock issued                                                     58                   33
Dividends paid                                                                      (187)                (115)
Other, net                                                                            13                   16
------------------------------------------------------------------------- -- ----------------- -- ----------------
Net cash used by financing activities                                             (1,128)                 (88)
------------------------------------------------------------------------- -- ----------------- -- ----------------

(Decrease) Increase in Cash and Equivalents                                         (489)                 250
Cash and Equivalents at Beginning of Period                                        4,176                2,287
------------------------------------------------------------------------- -- ----------------- -- ----------------

Cash and Equivalents at End of Period                                     $        3,687       $        2,537
                                                                          -- ----------------- -- ----------------

















                See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).


SPRINT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(millions)

--------------------------------------------------------------------------------------------------------------------

                                            FON         Excess of                        Other
                                           Common        Par or         Retained      Comprehensive
Quarter Ended March 31, 2005               Stock       Stated Value    (Deficit)          Loss             Total
------------------------------------ -- ----------- -- ------------ -- ---------- -- -------------- -- -------------

Beginning 2005 balance               $    2,950     $   11,873      $   (586)     $     (716)       $   13,521
Net income                                    -              -           472               -               472
Common stock dividends                        -              -          (185)              -              (185)
Preferred stock dividends                     -             (2)            -               -                (2)
FON common stock issued                       8             60             -               -                68
Stock-based compensation expense              -             37             -               -                37
Tax benefit from stock compensation           -             18             -               -                18
Other net                                     -              2            (1)            (10)               (9)
------------------------------------ -- ----------- -- ------------ -- ---------- -- -------------- -- -------------

March 2005 balance                   $    2,958     $   11,988      $   (300)     $     (726)       $   13,920
------------------------------------ -- ----------- -- ------------ -- ---------- -- -------------- -- -------------



Shares Outstanding
------------------------------------ -- ----------

Beginning 2005 balance                  1,474.8
FON common stock issued                     4.2
------------------------------------ -- ----------

March 2005 balance                      1,479.0
                                     -- ----------



































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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation's 2004 Form 10-K/A. Operating results for the 2005 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2005.

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

Certain prior-year amounts have been reclassified to conform to the current-year presentation. Sprint reclassified its auction rate securities from "Cash and equivalents" to "Marketable debt securities" reflecting recently issued SEC guidance. These auction rate securities totaled $479 million at March 31, 2005 and $380 million at December 31, 2004. These reclassifications had no effect on the net results of operations or shareholders' equity as previously reported.

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

--------------------------------------------------------------------------------
2.  Recombination of Tracking Stock
--------------------------------------------------------------------------------

On April 23, 2004, Sprint recombined its two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. As of April 23, 2004, the FON Group and the PCS Group no longer exist, and FON common stock represents all of the operations and assets of Sprint, including Wireless, Long distance and Local. This event is reflected in the presentation of these financial statements as of the earliest period presented at an identical conversion ratio (0.50).

--------------------------------------------------------------------------------
3.  Investments
--------------------------------------------------------------------------------

At March 31, 2005, Sprint carried $755 million in investment asset value: $574 million was included in "Marketable debt securities" and $181 million in "Other assets" on the Consolidated Balance sheets.

At December 31, 2004, Sprint carried $721 million in investment asset value:
$445 million was included in "Marketable debt securities" and $276 million in "Other assets" on the Consolidated Balance Sheets.

Specific investment types and the related carrying amounts include:

Investments in Debt Securities

At March 31, 2005, $574 million of Sprint's investments were classified as "Marketable debt securities". This includes $479 million of auction rate securities and $95 million of other debt securities previously classified as "Current assets-other". As of December 31, 2004, "Marketable debt securities" totaled $445 million, which includes $380 million of auction rate securities and $65 million of other debt securities previously classified as "Current assets-other". In addition, $43 million and $91 million were classified in "Other assets" on the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, the debt securities carried in "Other assets" all have maturities prior to December 31, 2006. All debt securities are classified as available for sale.

Sprint also invested in debt securities with original or remaining maturities at purchase of 90 days or less. These securities were included in "Cash and equivalents."

Interest on these investments is reinvested and recognized in "Other, net" in the Consolidated Statements of Operations. Sprint recognized approximately $9 million of interest income on these investments in the 2005 first quarter. Accumulated unrealized holding losses were immaterial in the 2005 first quarter.

Investments in Equity Securities

The cost of investments in marketable equity securities, primarily consisting of EarthLink common stock, was $73 million at March 31, 2005 and $90 million at December 31, 2004. These securities were reflected in "Other assets" on the Consolidated Balance Sheets. Accumulated unrealized holding gains were $20 million (net of $11 million tax) at March 31, 2005. Comparatively, at December 31, 2004, the accumulated unrealized holding gains were $42 million (net of $25 million tax). Accumulated unrealized holding gains were included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

In the 2005 first quarter, in connection with the maturity of certain EarthLink variable prepaid forward contracts, 2.4 million shares were used to settle approximately $24 million of the forward contracts recorded in outstanding long-term debt. Sprint recognized a $2 million gain on this transaction, net of $1 million tax. At March 31, 2005, Sprint held 9.9 million shares of EarthLink common stock, down from 12.3 million shares at year-end 2004. The forecasted sale of these shares was hedged with variable prepaid forward contracts, which began maturing in the 2004 fourth quarter and will continue to mature through the 2005 fourth quarter. See Note 9 for additional information.

Equity Method Investments

At March 31, 2005 and at December 31, 2004, investments accounted for using the equity method consisted primarily of Sprint's investment in Virgin Mobile USA, LLC (Virgin Mobile USA). These investments were reflected in "Other assets" on the Consolidated Balance Sheets. Certain other equity method investments were carried at zero value.

Virgin Mobile USA

Sprint's investment in Virgin Mobile USA was $20 million at March 31, 2005 and December 31, 2004. Sprint determined that Virgin Mobile USA is not a variable interest entity and therefore carries it as an equity investment.
This joint venture with the Virgin Group was originally entered into in the 2001 fourth quarter. Virgin Mobile USA launched services in June 2002. Since its inception, Sprint has contributed approximately $180 million to the venture in the form of cash and discounted network services, thereby satisfying 100% of its original commitments. In 2004, Sprint advanced $10 million to Virgin Mobile USA in the form of a loan to be repaid in 2005. An additional $10 million was advanced in the form of a loan in January 2005. Sprint's board of directors has approved up to $35 million in loans to Virgin Mobile USA. Using equity method accounting, Sprint has recognized losses to the extent of its investment, except that under the terms of the joint venture agreement, Sprint is guaranteed a $20 million return of capital in the event of liquidation.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

                                                        Quarters Ended
                                                          March 31,
                                              -----------------------------------
                                                      2005             2004
--------------------------------------------- --- ------------- -- --------------
                                                          (millions)
Results of operations
   Net operating revenues                     $         423     $       295
                                              --- ------------- -- --------------

   Operating income (loss)                    $          13     $       (30)
                                              --- ------------- -- --------------

   Net income (loss)                          $           3     $       (46)
                                              --- ------------- -- --------------


Equity in net losses of affiliates            $          (9)    $       (12)
                                              --- ------------- -- --------------

--------------------------------------------------------------------------------
4.  Restructuring and Asset Impairment
--------------------------------------------------------------------------------

Organizational Realignment

In the 2003 fourth quarter, Sprint initiated a company-wide effort to realign internal resources to enhance our focus on the needs and preferences of two distinct consumer types--businesses and individuals. This business transformation initiative is enabling the enterprise to more effectively and efficiently use its asset portfolio to create customer-focused solutions. One of the goals of this initiative is to create a more efficient cost structure. As decisions are made to meet this specific goal (Organizational Realignment), charges are recognized for severance costs associated with work force reductions.

Decisions thus far, associated with the Organizational Realignment, have resulted in approximately 5,300 separations and $192 million of pre-tax charges primarily for severance benefits. Sprint expects approximately 5,850 employee separations will be achieved through attrition and voluntary and involuntary separations associated with this action, at a cost not to exceed $215 million.

Other Restructuring Activity

In the 2003 second quarter, Sprint announced the wind-down of its Web Hosting service. Restructurings of other Long distance operations also occurred in the continuing effort to create a more efficient cost structure (Web hosting Wind-down). These decisions have resulted in pre-tax charges of $436 million through March 31, 2005. The aggregate charge for asset impairments was $316 million, the aggregate charge for employee terminations was $13 million and the remaining $107 million was for facility lease terminations. The severance charges are associated with the involuntary employee separation of approximately 600 employees. As of March 31, 2005, substantially all actions have been completed.

The 2005 activity is summarized as follows:

------------------------------------- -- ----------------- ----------------------------------- -- -----------------
                                                                     2005 Activity
                                                           -----------------------------------
                                       December 31, 2004     Restructuring         Cash          March 31, 2005
                                       Liability Balance        Charge           Payments       Liability Balance
------------------------------------- -------------------- ----------------- ----------------- --------------------
                                                                       (millions)
Restructuring Events
   Organizational Realignment
     Severance                        $        67          $        3        $       27        $        43
     Other exit costs                           8                   -                 1                  7

   Web Hosting Wind-down
     Other exit costs                          93                  (3)                6                 84
------------------------------------- -- ----------------- --- ------------- --- ------------- -- -----------------

Total                                 $       168          $        -        $       34        $       134
                                      -- ----------------- --- ------------- --- ------------- -- -----------------


--------------------------------------------------------------------------------
5.  Stock-based Compensation
--------------------------------------------------------------------------------

Proforma Earnings per Share

Effective January 1, 2003, Sprint adopted Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, using the prospective method. Upon adoption, Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003 using the Black-Scholes-Merton model. The following table illustrates the effect on net income and earnings per share of stock-based compensation included in net income and the effect on net income and earnings per share for grants issued on or before December 31, 2002, had Sprint applied the fair value recognition provisions of SFAS No. 123.


                                                        Quarters Ended
                                                          March 31,
                                              -----------------------------------
                                                      2005             2004
--------------------------------------------- --- ------------- -- --------------
                                                          (millions)

Net income, as reported                       $         472     $        225
Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects
                                                         24               13
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                           (27)             (28)
--------------------------------------------- --- ------------- -- --------------

Pro forma net income                          $         469     $        210
                                              --- ------------- -- --------------

Earnings per common share:
   Basic - as reported                        $       0.32      $       0.16
                                              --- ------------- -- --------------

   Basic - pro forma                          $       0.32      $       0.15
                                              --- ------------- -- --------------

   Diluted - as reported                      $       0.31      $       0.16
                                              --- ------------- -- --------------

   Diluted - pro forma                        $       0.31      $       0.14
                                              --- ------------- -- --------------


Sprint recognized pre-tax charges of $25 million in the 2005 first quarter and $21 million in the 2004 first quarter related to stock-based grants issued after December 31, 2002 and grants of restricted stock made in 2002 and previous years.

Sprint recognized pre-tax charges of $12 million in the 2005 first quarter of non-cash expense related to the recombination of FON common stock and PCS common stock on April 23, 2004. The charges primarily reflect application of stock option expensing for modifications, resulting from the recombination, to PCS stock options granted before January 1, 2003, as required by SFAS No. 123.

Antidilutive Options

Options have been granted with exercise prices which are currently higher than market prices. These options are considered antidilutive. Sprint's antidilutive securities totaled 50.6 million average shares for the 2005 first quarter compared to 97.5 million average shares for the same 2004 period.

--------------------------------------------------------------------------------
6.  Employee Benefit Information
--------------------------------------------------------------------------------

The net periodic benefit cost consisted of the following:

                                                   Pension Benefits                 Other Postretirement Benefits
                                           ----------------------------------     ----------------------------------
                                                    Quarters Ended                         Quarters Ended
                                                       March 31,                              March 31,
                                           ---------------------------------- --- ----------------------------------
                                                  2005              2004                 2005              2004
------------------------------------------ -- ------------- --- ------------- --- -- ------------- --- -------------
                                                                           (millions)

Service cost                               $         38     $          36         $          4     $           4
Interest cost                                        65                62                   14                15
Expected return on plan assets                      (82)              (76)                  (1)               (1)
Amortization of transition (asset)
   obligation                                         -                (1)                   -                 -
Amortization of prior service cost                    4                 4                  (12)              (12)
Amortization of net loss                             27                21                    7                 8
------------------------------------------ -- ------------- --- ------------- --- -- ------------- --- -------------

Net benefit expense                        $         52     $          46         $         12     $          14
                                           -- ------------- --- ------------- --- -- ------------- --- -------------


Sprint contributed $300 million to its pension plan in January 2005. This is the only contribution expected to be made in 2005.

In the 2004 first quarter, Sprint amended certain retiree medical plans to standardize the plan design effective January 1, 2005, eliminating differences in benefit levels. These amendments decreased the accumulated postretirement benefit obligation (APBO) related to other postretirement benefits by approximately $35 million.

As a result of these amendments, Sprint also recognized the effects of the 2003 Medicare Prescription Drug, Improvement and Modernization Act (the Act). The Act contains a subsidy to employers who provide prescription drug coverage to retirees that is actuarially equivalent to Medicare Part D. Analysis of Sprint's retiree prescription drug claims data determined that Sprint's retiree prescription drug benefit was actuarially equivalent. In estimating the effects of the Act, estimates of participation rates and per capita claims costs were not changed. The effect of recognizing the federal subsidy related to the Act in the 2004 first quarter was a $67 million reduction in the APBO. Sprint has accounted for its retiree medical benefit plan in accordance with Financial Accounting Standards Board Staff Position No. 106-2.

--------------------------------------------------------------------------------
7.  Litigation, Claims and Assessments
--------------------------------------------------------------------------------

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In February 2005, the court denied defendants' motion to dismiss the complaint. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter.

A number of putative class action cases that allege Sprint failed to obtain easements from property owners during the installation of its fiber optic network in the 1980's have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2002, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals. In October, 2004, the Seventh Circuit Court of Appeals overturned the settlement approval and remanded the case to the trial court for further proceedings. The settling parties have asked the U.S. Supreme Court to review the Seventh Circuit's decision overturning approval of the settlement. In 2001, Sprint accrued for the estimated settlement costs of these suits.

In 2003, certain participants in the Sprint Retirement Savings Plan, the Sprint Retirement Savings Plan for Bargaining Unit Employees and the Centel Retirement Savings Plan for Bargaining Unit Employees filed suit in the U.S. District Court for the District of Kansas against Sprint, the committees that administer the plans, the plan trustee, and various current and former directors and officers. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by making the company contribution in FON common stock and PCS common stock and including FON common stock and PCS common stock among the thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that Sprint's 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against Sprint and certain current and former officers and directors. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. Following denial of the dismissal motion, the parties stipulated that the case can proceed as a class action. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter. The allegations in the original complaint, which asserted claims against Sprint, certain current and former officers and directors, and Sprint's former independent auditor, were dismissed by the court in April 2004.

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

--------------------------------------------------------------------------------
8.  Income Taxes
--------------------------------------------------------------------------------

The differences that caused Sprint's effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

                                                                      Quarters Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                    2005              2004
----------------------------------------------------------- --- ------------- --- -------------
                                                                        (millions)
Income tax expense at the federal statutory rate            $         267     $         130
Effect of:
   State income taxes, net of federal income tax effect                25                12
   Other, net                                                          (1)                5
----------------------------------------------------------- --- ------------- --- -------------

Income tax expense                                          $         291     $         147
                                                            --- ------------- --- -------------

Effective income tax rate                                            38.1%             39.5%
                                                            --- ------------- --- -------------


--------------------------------------------------------------------------------
9.  Accounting for Derivative Instruments
--------------------------------------------------------------------------------

Risk Management Policies

Sprint's derivative instruments include interest rate swaps, stock warrants, variable prepaid forward contracts, and foreign currency forward and option contracts. Sprint's derivative transactions are used principally for hedging purposes. The Sprint board of directors has authorized Sprint to enter into derivative transactions, and all transactions comply with Sprint's risk management policies.

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

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no impact on earnings during the life of the swap. Sprint held only fair-value hedges during 2004 and in the period ending March 31, 2005.

Sprint's liability as of March 31, 2005 was $9 million compared to a $19 million asset as of December 31, 2004 resulting from changes in the fair value of the interest rate swaps. The decrease in value of these swaps has been recorded in "Other non-current liabilities" on the Consolidated Balance Sheets. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying "Long-term debt."

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint's net derivative gains on stock warrants were immaterial in both the 2005 and 2004 first quarters.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges. In the 2005 first quarter, approximately 2.4 million shares of EarthLink common stock were used to settle a portion of the prepaid forward contracts. This resulted in a $2 million pre-tax gain related to the cash flow hedges. Prepaid forward contracts associated with the forecasted sale of approximately 9.9 million shares of EarthLink common stock remain outstanding at March 31, 2005 and will settle in 2005. Accumulated unrealized losses related to these hedges were $8 million (net of $5 million tax) at March 31, 2005. These unrealized losses were included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

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

--------------------------------------------------------------------------------
10.  Other Financial Information
--------------------------------------------------------------------------------

Supplemental Cash Flows Information

Sprint's net cash paid (received) for interest and income taxes was as follows:

                                                                      Quarters Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                    2005              2004
----------------------------------------------------------- --- ------------- --- -------------
                                                                        (millions)
Interest (net of capitalized interest)                      $         368     $         386
                                                            --- ------------- --- -------------

Income taxes                                                $           4     $          (1)
                                                            --- ------------- --- -------------


Sprint's non-cash activities included the following:

                                                                      Quarters Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                    2005              2004
----------------------------------------------------------- --- ------------- --- -------------
                                                                        (millions)

   Earthlink common stock used to extinguish debt           $          24     $           -
                                                            --- ------------- --- -------------

   Common stock issued for settlement of
     shareholder suit                                       $           -     $           5
                                                            --- ------------- --- -------------


--------------------------------------------------------------------------------
11.  Segment Information
--------------------------------------------------------------------------------

Sprint is divided into three main lines of business: Wireless, Local and Long distance. Other consists primarily of wholesale distribution of telecommunications products.

Sprint manages its segments to the operating income level of reporting. Items below operating income are managed at a corporate level. The reconciliation from operating income to net income is shown on the face of the Consolidated Statements of Operations.

Segment financial information was as follows:

---------------------------- -- ----------- -------------- -------------- --------------- -------------- --------------
                                                                                            Corporate
Quarters Ended                                                 Long                            and
March 31,                        Wireless       Local        Distance         Other       Eliminations((1Consolidated
---------------------------- -- ----------- -------------- -------------- --------------- -------------- --------------
                                                                    (millions)
2005
Net operating revenues       $      3,867   $      1,498   $      1,715   $        186    $      (330)   $      6,936
Affiliated revenues                     7             54            172             97           (330)              -
Operating income (loss)               455            445            146            (11)             1           1,036


2004
Net operating revenues       $      3,437   $      1,506   $      1,912   $        196    $      (344)   $      6,707
Affiliated revenues                     4             56            169            115           (344)              -
Operating income (loss)               277            446             11             (8)            (2)            724
---------------------------- -- ----------- -- ----------- -- ----------- -- ------------ - ------------ -- -----------

(1) Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, long distance services provided to Wireless for resale to Wireless customers and for internal business use, and Caller ID services provided by Local and Wireless.

Net operating revenues by product and services were as follows:

---------------------------- -- ----------- -------------- -------------- --------------- -------------- --------------
                                                                                            Corporate
Quarters Ended                                                 Long                            and
March 31,                        Wireless       Local        Distance         Other       Eliminations(1)Consolidated
---------------------------- -- ----------- -------------- -------------- --------------- -------------- --------------
                                                                    (millions)
2005
Wireless services            $      3,539   $          -   $          -   $          -    $        (7)   $      3,532
Wireless equipment                    328              -              -              -              -             328
Voice                                   -          1,105          1,065              -           (203)          1,967
Data                                    -            233            412              -            (15)            630
Internet                                -              -            178              -             (2)            176
Other                                   -            160             60            186           (103)            303
                             -- ----------- -- ----------- -- ----------- -- ------------ - ------------ -- -----------
Total net operating
   revenues                  $      3,867   $      1,498   $      1,715   $        186    $      (330)   $      6,936
                             -- ----------- -- ----------- -- ----------- -- ------------ - ------------ -- -----------



2004
Wireless services            $      3,060   $          -   $          -   $          -    $        (4)   $      3,056
Wireless equipment                    377              -              -              -              -             377
Voice                                   -          1,147          1,186              -           (196)          2,137
Data                                    -            195            452              -            (19)            628
Internet                                -              -            223              -             (3)            220
Other                                   -            164             51            196           (122)            289
                             -- ----------- -- ----------- -- ----------- -- ------------ - ------------ -- -----------
Total net operating
   revenues                  $      3,437   $      1,506   $      1,912   $        196    $      (344)   $      6,707
                             -- ----------- -- ----------- -- ----------- -- ------------ - ------------ -- -----------

(1) Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, long distance services provided to Wireless for resale to Wireless customers and for internal business use, and Caller ID services provided by Local and Wireless.


--------------------------------------------------------------------------------
12.  Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------


In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions, through the use of fair-value-based methods of recognizing cost. This statement is effective for Sprint as of January 1, 2006.

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

The revised standard will require Sprint to begin to recognize compensation cost for unvested FON stock options granted before January 1, 2003, which are outstanding as of January 1, 2006. This requirement to recognize expense on additional unvested grants is immaterial to Sprint.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the definition of abnormal provided in ARB 43, Chapter 4, Inventory Pricing. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Sprint does not expect the adoption of this standard to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29. This statement eliminates the exception to fair value measurement in the exchange of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. That standard indicates that an exchange does not have commercial substance if it is not expected to significantly change the cash flows of the reporting entity. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Sprint does not expect the adoption of this standard to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. This interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation, is effective no later than the end of fiscal years ending after December 15, 2005. Sprint is evaluating FIN 47 for any impact to the financial statements from the original 2003 adoption of SFAS No. 143.

--------------------------------------------------------------------------------
13.  Subsequent Event
--------------------------------------------------------------------------------

Dividend Declaration

On April 19, 2005, Sprint's board of directors declared a dividend of 12.5 cents per share on the Sprint FON common stock to shareholders of record at the close of business, June 9, 2005. The dividend will be paid June 30, 2005.

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

These statements reflect management's judgements based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer and network usage, customer growth and retention, pricing, operating costs, the timing of various events and the economic environment.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

o the uncertainties related to, and the impact of, our proposed merger with Nextel Communications, Inc., and the contemplated spin-off of our local telecommunications business;
o the effects of vigorous competition and the overall demand for Sprint's service offerings in the markets in which Sprint operates;
o the costs and business risks associated with providing new services and entering new markets;
o adverse change in the ratings afforded our debt securities by ratings agencies;
o the ability of Wireless to continue to grow and improve profitability;
o the ability of Local and Long distance to achieve expected revenues;
o the effects of mergers and consolidations in the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
o the uncertainties related to bankruptcies affecting the telecommunications industry;
o the uncertainties related to Sprint's investments in networks, systems and other businesses;
o the uncertainties related to the implementation of Sprint's business strategies;
o the impact of new, emerging and competing technologies on Sprint's business;
o unexpected results of litigation filed against Sprint;
o the risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;
o the risk that third parties are unable to perform to our requirements under agreements related to our business operations;
o the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control; and
o other risks referenced from time to time in Sprint's filings with the Securities and Exchange Commission (SEC).

The words "estimate," "project," "forecast," "intend," "expect," "believe," "target," "providing guidance" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2004 Form 10-K/A, and you are encouraged to review these filings.

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

Business

Sprint is a global communications company offering an extensive range of innovative communication products and solutions, including wireless, long distance voice and data transport, global Internet Protocol (IP), local and multiproduct bundles. Sprint is a Fortune 100 company widely recognized for developing, engineering and deploying state-of-the-art technologies.

Sprint operates a 100% digital personal communications service (PCS) wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Sprint, together with third party affiliates, operates PCS wireless systems in over 350 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint's wireless service, including third party affiliates, reaches a quarter billion people. Combined with our wholesale partners and Sprint PCS Affiliates, we served a total of 26.0 million wireless subscribers at the end of the 2005 first quarter. Sprint currently serves approximately 7.6 million access lines in its franchise territories in 18 states. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities. Sprint is one of the largest carriers of Internet traffic, and provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers.

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

Proposed Merger and Contemplated Spin-off

In December 2004, the boards of directors of Sprint and Nextel Communications, Inc. (Nextel) each unanimously approved a strategic merger combining Sprint and Nextel in what we intend to be a "merger of equals." Existing shares of Sprint common stock will remain outstanding as Sprint Nextel common stock, as Sprint is the acquiring entity for legal and accounting purposes. Under the terms of the merger agreement, at closing each share of Nextel class A common stock and Nextel class B common stock will be converted into shares of Sprint Nextel common stock and Sprint Nextel non-voting common stock, respectively, as well as a small per share amount of cash, with a total value expected to equal 1.3 shares of Sprint Nextel common stock. Nextel zero-coupon, convertible, redeemable preferred stock will be converted into Sprint Nextel zero-coupon, convertible, redeemable preferred stock.

The proposed merger is subject to shareholder approval, as well as various regulatory approvals. It is subject to other customary closing conditions and is expected to be completed in the second half of 2005. Sprint incurred immaterial expense amounts related to the proposed merger in the 2005 first quarter, however these costs are expected to increase in subsequent quarters.

Sprint and Nextel intend to spin-off Sprint's local telecommunications business after the proposed merger is completed. In order to facilitate the spin-off on a tax-free basis, the exact allocation of cash and shares of Sprint Nextel common stock that Nextel common stockholders will receive in the proposed merger will be adjusted at the time the merger is completed to ensure that former Nextel stockholders will own slightly less than 50% of Sprint Nextel. The aggregate cash portion of the merger consideration is capped at $2.8 billion.

Statements contained in this quarterly report relating to our business strategies, operating plans, planned expenditures, expected capital requirements, future dividend payments and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed merger with Nextel or the contemplated spin-off of our local telecommunications business.

Business Environment

Sprint's operations are divided into three lines of business: Wireless, Local and Long distance operations. In the 2003 fourth quarter, Sprint undertook an initiative to realign internal resources (Organizational Realignment). This effort was implemented to enhance our focus on the needs and preferences of two distinct consumer types--businesses and individuals. This effort is enabling Sprint to more effectively and efficiently use its portfolio of assets to create customer-focused communications solutions. Sprint continues to measure its results using the current business segmentation, taking into consideration the re-aligned customer-focused approach in 2005.

The Organization Realignment resulted in and could continue to result in decisions requiring restructuring charges and asset impairments. See Note 4 of Notes to Consolidated Financial Statements for more information relating to these activities.

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies and their implications on its operations and these assessments may continue to impact the future valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity or results of operations.

In February 2005, Sprint reached a definitive agreement with Global Signal Inc. (Global Signal) under which Global Signal will have exclusive rights to lease or operate more than 6,600 communication towers owned by Sprint for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms. Sprint has committed to sublease space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet. This transaction is not expected to materially affect the operational results of Wireless. Under the transaction which is expected to close in the 2005 second quarter, Sprint will receive proceeds of approximately $1.2 billion.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

Consolidated

                                                        Quarters Ended
                                                          March 31,
                                              -----------------------------------
                                                      2005             2004
--------------------------------------------- --- ------------- -- --------------
                                                          (millions)

Net operating revenues                        $       6,936     $      6,707
                                              --- ------------- -- --------------

Net income                                    $         472     $        225
                                              --- ------------- -- --------------


Net operating revenues increased 3.4% in the 2005 first quarter compared to the same 2004 period reflecting growth in Wireless revenues partially offset by declining Long distance revenues.

In the 2004 first quarter, net income includes a $19 million charge related to Sprint's Organizational Realignment and the termination of its Web Hosting service.

--------------------------------------------------------------------------------
Segmental Results of Operations
--------------------------------------------------------------------------------

Wireless

Wireless operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Wireless, together with third party affiliates, operates PCS wireless systems in over 350 metropolitan markets, including the 100 largest U.S. metropolitan areas, and reaches a quarter billion people. Combined with our wholesale partners and Sprint PCS Affiliates, Wireless served 26.0 million subscribers at the end of the 2005 first quarter. Wireless provides nationwide service through a combination of:

o operating its own digital network in major U.S. metropolitan areas using code division multiple access (CDMA), which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded information over the air and reassembling the voice and data into its original format,
o affiliating under commercial agreements with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,
o roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and
o roaming on other providers' digital networks that use CDMA.

Wireless subscribers can use their phones through roaming agreements in countries other than the United States, including areas of:

o Asia Pacific, including China, Guam, Hong Kong, Taiwan, Thailand and
  New Zealand,
o India,
o Gabon,
o Canada and Mexico,
o Central and South America, including Argentina, Bolivia, Chile, Ecuador, Guatemala, Honduras, Paraguay, Peru, Uruguay and Venezuela, and
o Most major Caribbean Islands.

Sprint's third generation (3G) capability allows more efficient utilization of the network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "Sprint PCS VisionSM," allows consumer and business subscribers to use their Vision-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds up to 144 kbps.

Sprint is continuing to execute its plans for faster wireless data speeds by deploying Evolution Data Optimized (EV-DO) technology across the Sprint Nationwide PCS Network. With peak rates of up to 2.4 Megabits per second for downloads, EV-DO will accelerate mobile-device data speeds up to 10 times faster than on our current network. In addition, this technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection CardsTM. Sprint is targeting the first commercial roll-out of EV-DO in the 2005 second quarter and subsequent roll-outs will continue through the first half of 2006.

Wireless supplements its own network through commercial affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer wireless services under Sprint's brand on CDMA networks built and operated at their own expense. We call these companies Sprint PCS Affiliates. Generally, the Sprint PCS Affiliates use spectrum owned and controlled by Sprint. The agreements with ten of the 11 Sprint PCS Affiliates have been amended to provide for a simplified pricing mechanism, as well as refining and changing various business processes.

Sprint is subject to exclusivity provisions and other restrictions under its arrangements with the Sprint PCS Affiliates. Once the proposed merger is completed, continued compliance with those restrictions may limit the ability to fully integrate the operations of Sprint and Nextel in areas managed by the Sprint PCS Affiliates, and Sprint or Sprint Nextel could incur significant costs to resolve issues related to the proposed merger under these arrangements. We are currently working with the Sprint PCS Affiliates in an attempt to modify our arrangements with them such that the proposed merger of Sprint and Nextel may be mutually beneficial.

Wireless also provides wireless services to companies that resell wireless services to their customers on a retail basis under their own brand using the Sprint Nationwide PCS Network. These companies bear the costs of acquisition, billing and customer service. In June 2002, Virgin Mobile USA, LLC, a joint venture between Sprint and the Virgin Group, launched services targeting youth and pre-pay segments. Sprint also has a multi-year, exclusive wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers use the Sprint Nationwide PCS Network and have access to Sprint PCS Vision data services. Qwest began adding new subscribers under this agreement in the 2004 first quarter. In the 2004 second quarter, existing subscribers began transitioning to Sprint's Nationwide PCS Network. This transition was completed in the 2005 first quarter.

                                                                   Selected Operating Results
                                              ----------------------------------------------------------------------
                                                      Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
(millions)                                            2005             2004               $                 %
--------------------------------------------- --- ------------- -- -------------- -- -------------     -------------

Net operating revenues
   Service                                    $       3,314     $      2,939      $        375              12.8%
   Equipment                                            328              377               (49)            (13.0)%
   Wholesale, affiliate and other                       225              121               104              86.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total net operating revenues                          3,867            3,437               430              12.5%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                     1,831            1,744                87               5.0%
   Selling, general and administrative                  935              768               167              21.7%
   Depreciation and amortization                        644              644                 -               0.0%
   Restructuring and asset impairment                     2                4                (2)            (50.0)%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total operating expense                               3,412            3,160               252               8.0%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         455     $        277      $        178              64.3%
                                              --- ------------- -- -------------- -- -------------

Capital expenditures                          $         418     $        406      $         12               3.0%
                                              --- ------------- -- -------------- -- -------------


Net Operating Revenues

                                                        Quarters Ended
                                                          March 31,
                                              -----------------------------------
                                                      2005             2004
--------------------------------------------- --- ------------- -- --------------

Direct subscribers (millions)                          18.3             16.3
                                              --- ------------- -- --------------
Average monthly service revenue
   per user (ARPU)                            $          61     $         61
                                              --- ------------- -- --------------
Subscriber churn rate                                   2.5%             2.9%
                                              --- ------------- -- --------------


Wireless had 518,000 direct net additions in the 2005 first quarter, ending the period with approximately 18.3 million subscribers compared to approximately
16.3 million subscribers at the end of the 2004 first quarter. Wholesale partners added 621,000 subscribers in the first quarter of 2005, ending the period with approximately 4.3 million subscribers, principally driven by Virgin Mobile USA and Qwest. The Sprint PCS Affiliates added 166,000 subscribers in the first quarter of 2005, ending the period with approximately 3.4 million subscribers. This brings the total number of subscribers served on the Wireless and Sprint PCS Affiliate networks, including direct, Sprint PCS Affiliates and wholesale subscribers, to 26.0 million at the end of the 2005 first quarter.

Subscriber churn, which is calculated on the direct subscriber base, is computed by dividing the direct subscribers who discontinued Sprint PCS service by the weighted average direct subscribers for the period. This is an operational measure which is used by most wireless companies as a method of estimating the life of the direct subscriber. Analysts and investors primarily use churn to compare relative value across the wireless industry. The subscriber churn rate was 2.5% in the 2005 first quarter compared to 2.9% for the same 2004 period primarily due to improvement in voluntary churn. The 2004 first quarter was negatively impacted by the launch of wireless local number portability in November 2003.

Average monthly service revenue per user (ARPU), calculated on the direct subscriber base, is computed by dividing direct wireless service revenues by weighted average monthly direct wireless subscribers to measure revenue on a per user basis. This is a measure which uses GAAP as the basis for the calculation. ARPU, which is used by most wireless companies, is a method of valuing recurring subscriber revenue and is used by analysts and investors to compare relative value across the wireless industry.

Net operating revenues include service revenues from the direct subscriber base, revenues from sales of handsets and accessory equipment, and revenues from wholesale partners and Sprint PCS Affiliates. Service revenues consist of monthly recurring charges, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 13% in the 2005 first quarter from the same 2004 period reflecting an increase in the number of subscribers, increased revenue from data services, and subscriber elections to add services to their base plans. These increases were partially offset by lower fees and lower overage charges from usage-based plans. In the 2005 first quarter, 64% of new direct subscribers chose to include Sprint PCS Vision in their service package. At the end of the period approximately 44% of the subscriber base included data services in their wireless plan compared to approximately 38% at the end of the 2004 first quarter.

Average monthly usage in the 2005 first quarter was just over 16 hours per month, an increase of approximately two hours when compared to the 2004 first quarter but relatively unchanged when compared to the 2004 fourth quarter. The growth in average monthly usage has significantly slowed over the last few quarters. Wireless may be challenged in the future to sustain ARPU levels if minute yields are pressured and usage remains flat.

Revenues from sales of handsets and accessories, including new subscribers and upgrades, were approximately 8.5% of net operating revenues in the 2005 first quarter compared to 11.0% for the same 2004 period. This decline was mainly due to lower retail prices, higher rebate offers on handsets and lower sales to third party retailers. Wireless' marketing plans assume that handsets, net of rebates, are normally sold at prices below cost.

Wholesale, affiliate and other revenues consist primarily of net revenues retained from Wireless subscribers residing in Sprint PCS Affiliate territories, and revenues from the sale of our wireless services to companies that resell those services to their subscribers on a retail basis. These revenues represented 5.8% of net operating revenues in the 2005 first quarter compared to 3.5% for the same 2004 period. These increases mainly reflect the net additions from the wholesale and Sprint PCS Affiliate bases.

Costs of Services and Products

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer service costs and other network-related costs. These costs increased 5% in the 2005 first quarter from the same 2004 period. These increases were primarily due to network support of a larger subscriber base, higher minutes of use and growth in the size of the network. These increases were somewhat offset by decreases in handset costs, including lower equipment refurbishment costs due to operational improvements to the handset exchange and insurance programs. Handset and equipment costs were 35.6% of total costs of services and products in the 2005 first quarter compared to 41.4% for the same 2004 period. Costs of services and products were 47.3% of net operating revenues in the 2005 first quarter compared to 50.7% for the same 2004 period.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expense mainly includes sales and marketing costs to promote and sell products and services, as well as salary, benefit and other administrative costs. SG&A expense increased 22% in the 2005 first quarter from the same 2004 period reflecting an increase in sales and distribution costs primarily driven by higher direct gross additions and an expanded direct retail presence. Wireless has significantly expanded its company-owned network of retail stores. Improving returns from this investment, through achievement of targeted productivity levels, is a critical component in Wireless' efforts to expand margins. Marketing costs in 2005 also contributed to the increase following reduced marketing spending in the year-ago period in advance of the 2004 second quarter launch to reposition the Sprint PCS(R) brand. SG&A expense was 24.2% of net operating revenues in the 2005 first quarter compared to 22.3% for the same 2004 period.

SG&A includes charges for estimated bad debt expense. The reserve for bad debt requires management's judgement and is based on customer specific indicators, as well as historical trending, industry norms, and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was 1.4% in the 2005 first quarter compared to 1.1% for the same 2004 period. Reserve for bad debt as a percent of outstanding accounts receivable was 7.8% at the end of the 2005 first quarter and 6.8% at year-end 2004.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation and amortization expense remained flat in the 2005 first quarter from the same 2004 period. Depreciation and amortization expense was 16.7% of net operating revenues in the 2005 first quarter compared to 18.7% for the same 2004 period.

Restructuring and Asset Impairment

In both the 2005 and 2004 first quarters, Wireless recorded restructuring charges related to Sprint's ongoing Organizational Realignment initiatives.

Local

Local consists mainly of regulated incumbent local phone companies serving approximately 7.6 million access lines in 18 states. Local provides local and nationwide long distance voice and data services, including Digital Subscriber Line (DSL), access by other carriers to the local network, sales of telecommunications equipment, and other telecommunications-related services. Local provides wireless and video services through agency relationships.

                                                                   Selected Operating Results
                                              ----------------------------------------------------------------------
                                                      Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
(millions)                                            2005             2004               $                 %
--------------------------------------------- --- ------------- -- -------------- -- -------------     -------------

Net operating revenues
   Voice                                      $       1,105     $      1,147      $        (42)             (3.7)%
   Data                                                 233              195                38              19.5%
   Other                                                160              164                (4)             (2.4)%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total net operating revenues                          1,498            1,506                (8)             (0.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                       482              451                31               6.9%
   Selling, general and administrative                  293              327               (34)            (10.4)%
   Depreciation and amortization                        277              268                 9               3.4%
   Restructuring                                          1               14               (13)            (92.9)%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total operating expense                               1,053            1,060                (7)             (0.7)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         445     $        446      $         (1)             (0.2)%
                                              --- ------------- -- -------------- -- -------------

Operating margin                                       29.7%            29.6%
                                              --- ------------- -- --------------

Capital expenditures                          $         156     $        209      $        (53)            (25.4)%
                                              --- ------------- -- -------------- -- -------------


Net Operating Revenues

Net operating revenues decreased slightly in the 2005 first quarter from the same 2004 period. The decline was driven by lower voice revenue largely offset by growth in data revenue. Local ended the 2005 first quarter with approximately
7.6 million switched access lines, a 3% decrease during the past 12 months. The reduction in access lines was driven principally by wireless and broadband substitution and losses to competitive local providers. Local experiences a degree of seasonality in access line losses with declines typically lower in the first quarter of each year and higher during the second quarter. These trends are largely attributable to customer movement to and from our Florida territories. Access line losses are expected to continue as competition from Voice over IP through cable providers increases and wireless substitution continues.

Voice Revenues

Voice revenues, consisting of revenue from local exchange services, long-distance revenue and switched access revenue, decreased 4% in the 2005 first quarter from the same 2004 period due to a decrease in access lines and lower access minutes of use. Additionally, in 2004, voice revenues included various FCC-allowable cost recoveries which have now ended.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 19% in the 2005 first quarter compared to the same 2004 period driven by strong growth in DSL lines, as well as special access sales primarily to wireless companies. Local ended the 2005 first quarter with 551,000 DSL lines in service, an increase of 58% compared to the year ago period.

Other Revenues

Other revenues decreased 2% in the 2005 first quarter from the same 2004 period principally driven by lower equipment sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 7% in the 2005 first quarter compared to the same 2004 period. The increase was mainly driven by higher costs associated with DSL revenues, as well as Local's unlimited long distance product. Costs of services and products were 32.2% of net operating revenues in the 2005 first quarter compared to 29.9% for the same period a year ago.

Selling, General and Administrative

SG&A expense decreased 10% in the 2005 first quarter compared to the same 2004 period. The decrease was primarily due to general expense controls partially offset by higher stock-based compensation. SG&A expense was 19.6% of net operating revenues in the 2005 first quarter compared to 21.7% for the same period a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debt requires management's judgement and is based on historical trending, industry norms and recognition of current market indications about general economic conditions. Bad debt expense as a percentage of net revenues was 1.3% in both the 2005 and 2004 first quarters. Reserve for bad debt as a percent of outstanding accounts receivable was 9.9% at the end of the 2005 first quarter and 9.4% at year-end 2004.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 3% in the 2005 first quarter compared to the same 2004 period. Depreciation and amortization expense was 18.5% of net operating revenues in the 2005 first quarter compared to 17.8% for the same period a year ago.

Restructuring and Asset Impairment

In both the 2005 and 2004 first quarters, Local's restructuring activities were related to Sprint's ongoing Organizational Realignment initiatives.

Long distance

Long distance provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as IP and frame relay, and managed network services. Sprint is one of the nation's largest providers of long distance services, and operates all-digital long distance and tier one IP networks. Long distance is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities.

                                                                   Selected Operating Results
                                              ----------------------------------------------------------------------
                                                        Quarters Ended
                                                          March 31,                             Variance
                                              -----------------------------------    -------------------------------
(millions)                                            2005             2004               $                 %
--------------------------------------------- --- ------------- -- -------------- -- -------------     -------------

Net operating revenues
   Voice                                      $       1,065     $      1,186      $       (121)            (10.2)%
   Data                                                 412              452               (40)             (8.8)%
   Internet                                             178              223               (45)            (20.2)%
   Other                                                 60               51                 9              17.6%
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total net operating revenues                          1,715            1,912              (197)            (10.3)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating expenses
   Costs of services and products                     1,086            1,053                33               3.1%
   Selling, general and administrative                  369              516              (147)            (28.5)%
   Depreciation and amortization                        117              320              (203)            (63.4)%
   Restructuring and asset impairment                    (3)              12               (15)             NM
--------------------------------------------- --- ------------- -- -------------- -- -------------
Total operating expense                               1,569            1,901              (332)            (17.5)%
--------------------------------------------- --- ------------- -- -------------- -- -------------

Operating income                              $         146     $         11      $        135              NM
                                              --- ------------- -- -------------- -- -------------

Capital expenditures                          $          65     $         56      $          9              16.1%
                                              --- ------------- -- -------------- -- -------------

NM = Not meaningful


Net Operating Revenues

Net operating revenues decreased 10% in the 2005 first quarter from the same 2004 period. Lower pricing and the sale of Long distance's wholesale Dial IP service were the primary reasons for the revenue decline. Throughout 2005, we expect continued revenue declines in Long distance due to continued pricing pressure and the migration of long distance from wireline to wireless.

Voice Revenues

Voice revenues decreased 10% in the 2005 first quarter from the same 2004 period due to a decline in retail business and consumer voice revenues resulting from wireless, e-mail and instant messaging substitution, aggressive competition from Regional Bell Operating Companies (RBOCs) for consumer and small business customers and aggressive pricing by traditional interexchange carriers and the RBOCs for enterprise customers. Minute volume increased 12% in the 2005 first quarter compared to the same 2004 period. Voice revenues generated from the provision of services to Wireless and Local represented 14.6% of total voice revenues in the 2005 first quarter compared to 12.3% in the same 2004 period.

Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode (ATM), managed network services, private line, and frame relay systems. Data revenues decreased 9% in the 2005 first quarter from the same 2004 period. The decrease was driven by declines in frame relay, private line services and ATM.

Internet Revenues

Internet revenues decreased 20% in the 2005 first quarter from the same 2004 period. The decline was mainly driven by a decrease in Dial IP, somewhat offset by an increase in dedicated IP. In the 2004 third quarter, a large Dial IP contract expired. In the 2004 fourth quarter, Sprint completed the sale of wholesale Dial IP service.

Other Revenues

Other revenues increased 18% in the 2005 first quarter from the same 2004 period. The increase was primarily due to higher equipment sales.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by Long distance's domestic customers, cost to operate and maintain the long distance networks, and costs of equipment. Costs increased 3% in the 2005 first quarter compared to the same 2004 period. The increase is primarily attributable to higher volumes, as well as an unfavorable out-of-period Universal Service Fund (USF) calculation adjustment. These costs were partially offset by headcount reduction costs, renegotiated access rate agreements and initiatives to reduce access unit costs. Costs of services and products for Long distance were 63.3% of net operating revenues in the 2005 first quarter compared to 55.1% for the same period a year ago. These increases reflect the competitive pricing environment of the long-distance business, an increasing mix of lower priced affiliate volumes, and the USF adjustment.

Selling, General and Administrative

SG&A expenses decreased 28% in the 2005 first quarter from the same 2004 period. The decline was due to restructuring efforts and general cost controls. SG&A expense was 21.5% of net operating revenues in the 2005 first quarter compared to 27.0% for the same period a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debt requires management's judgement and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.2% in the 2005 first quarter compared to 1.3% for the same 2004 period. Reserve for bad debt as a percent of outstanding accounts receivable was 12.9% at the end of the 2005 first quarter and 12.3% at year-end 2004.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 63% in the 2005 first quarter from the same period a year ago primarily driven by a decreased asset base due to the asset impairment of Long distance's property, plant and equipment in the 2004 third quarter.

Depreciation expense was 6.8% of net operating revenues in the 2005 first quarter compared to 16.7% for the same period a year ago.

Restructuring and Asset Impairment

In both the 2005 and 2004 first quarters, Long distance's restructuring activities were related to Sprint's ongoing Organizational Realignment initiatives, as well as the Web Hosting wind-down.

--------------------------------------------------------------------------------
Nonoperating Items
--------------------------------------------------------------------------------

Interest Expense

Interest expense decreased $27 million in the 2005 first quarter compared to the same period a year ago. This decrease is primarily due to a reduction in Sprint's outstanding debt.

Sprint's effective interest rate on long-term debt was 7.0% in the 2005 first quarter compared to 6.9% in the 2004 first quarter. The higher effective interest rate is primarily due to the maturity and early retirement of debt with lower effective interest rates. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See "Liquidity and Capital Resources" for more information on Sprint's financing activities.

Other Income (Expense), net

Other income (expense), net consisted of the following:

                                                        Quarters Ended
                                                          March 31,
                                              -----------------------------------
                                                      2005             2004
--------------------------------------------- --- ------------- -- --------------
                                                          (millions)
Interest income                               $          29     $          9
Equity in net losses of affiliates                       (9)             (12)
Amortization of debt costs                               (5)              (6)
Royalties                                                 4                4
Tracking stock recombination
   advisory fees                                          -              (15)
Other, net                                                7               (6)
--------------------------------------------- --- ------------- -- --------------

Total                                         $          26     $        (26)
                                              --- ------------- -- --------------


Interest income reflects interest earned on marketable debt securities.

Equity in net losses of affiliates was driven by Sprint's investment in Virgin Mobile USA, in all periods presented.

Royalties consist of payments made by Call-Net Enterprises, Inc., equaling 2.5% of their gross revenues from telecommunications services.

Income Taxes

See Note 8 of the Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

Sprint's consolidated assets of $40.3 billion reflect a decrease of $1.0 billion in the 2005 first quarter from 2004 year-end. Cash and equivalents decreased $489 million due to a combination of debt service requirements, capital expenditures and dividend payments in excess of cash from operations, which included a $300 million pension contribution. Net property, plant, and equipment decreased $381 million. Capital expenditures were more than offset by depreciation expense in the 2005 first quarter.

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

Operating Activities

Sprint's operating cash flows of $1.4 billion increased $346 million in the 2005 first quarter from the same 2004 period. This growth is driven by higher Wireless revenues and various company-wide cost containment initiatives somewhat offset by declining wireline revenues. Lower consolidated working capital requirements, driven mainly by improved accounts receivable collections, also contributed to the overall increase in cash from operations.

Investing Activities

Sprint's cash flows used by investing activities totaled $745 million in the 2005 first quarter compared to $700 million in the 2004 first quarter. Capital expenditures account for the majority of Sprint's investing activities. Wireless capital expenditures were incurred mainly to maintain and enhance network reliability and upgrade capabilities for providing new products and services including EV-DO. Local incurred capital expenditures primarily to accommodate voice grade equivalent growth, convert our network from circuit to packet switching, continue the build-out of high-speed DSL services and to meet regulatory requirements. Long distance capital expenditures were incurred to meet capacity demands, maintain network reliability and upgrade capabilities for providing new products and services. In 2005, the overall decrease in capital expenditures was driven by lower Local spending, somewhat offset by slight increases in Wireless and Long distance spending.

Financing Activities

Sprint's cash flows used by financing activities totaled $1.1 billion in the 2005 first quarter compared to $88 million in the same 2004 period. Financing activities include a $1.0 billion reduction of debt in the 2005 first quarter compared with a reduction of $22 million in the same 2004 period. The debt reduction in 2005 was due to the repayment of senior notes at their scheduled maturity. Sprint paid cash dividends of $187 million in the 2005 first quarter compared with $115 million in the 2004 first quarter. The 2005 first quarter dividend increase compared to the 2004 first quarter was due primarily to additional shares of FON common stock issued in the April 2004 tracking stock recombination.

Capital Requirements

Sprint's 2005 investing activities, mainly consisting of capital expenditures, are expected to total approximately $4.0 to $4.2 billion. These expenditures are targeted primarily towards increased network capacity and coverage. They are expected to also include investments for growth in demand for enterprise services, broadband initiatives in Wireless and Local and the phased transition from circuit to packet switching in Local. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with customer demand. Dividend payments are expected to approximate $750 million in 2005.

Liquidity

In the past, Sprint used the long-term bond market, as well as other financial markets, to fund its needs. As a result of its improved liquidity position, Sprint has not recently accessed the capital markets and does not currently expect to do so in 2005 to fund either capital expenditures or operating requirements.

Sprint has a revolving credit facility with a syndicate of banks which expires in June 2005, and is expected to be renewed. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had letters of credit of approximately $113 million as of March 31, 2005.

Sprint has a Wireless accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which expires in May 2005 and is expected to be renewed, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $257 million was available as of March 31, 2005.

Sprint also has a Long distance accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in August 2005, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. In February 2003, Sprint prepaid all outstanding borrowings under this facility. As of March 31, 2005, Sprint had more than $347 million total funding available under the facility.

The undrawn loan facilities described above would charge interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint's credit ratings.

Debt maturities, including capital lease obligations, total approximately $240 million for the remainder of 2005. Sprint's $3.7 billion cash balance at March 31, 2005 and expected 2005 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At March 31, 2005, Sprint's most restrictive debt covenant would allow an additional $11.7 billion of debt. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Fitch Ratings currently rates Sprint's senior unsecured debt at BBB. On December 15, 2004, Fitch placed Sprint's rating on Rating Watch Positive. Standard and Poor's Corporate Ratings currently rates Sprint's long-term senior unsecured debt at BBB-. On October 8, 2004, Standard and Poor's placed Sprint's rating on CreditWatch with positive implications. Moody's Investor Service currently rates Sprint's long-term senior unsecured debt at Baa3 and on December 15, 2004, changed the outlook to Developing.

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

Off-Balance Sheet Financing

Sprint does not participate in, or secure, financings for any unconsolidated, special purpose entities. Sprint does have bankruptcy-remote entities which are included in Sprint's Consolidated Financial Statements.

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

Sprint's derivative transactions are used principally for hedging purposes. The Sprint board of directors has authorized Sprint to enter into derivative transactions, and all transactions comply with Sprint's risk management policies.

Interest Rate Risk Management

Fair Value Hedges

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint's fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. At March 31, 2005, Sprint had outstanding interest rate swap agreements, which were designated as fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of March 31, 2005, Sprint had no outstanding interest rate cash flow hedges.

Other Derivatives

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2002 and 2003, Sprint entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities. In the 2004 fourth quarter and the 2005 first quarter certain of the prepaid forward contracts settled. The remaining contracts will be settling throughout 2005.

Foreign Exchange Risk Management

Sprint's foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint's primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint's domestic customers and from the operation of its international subsidiaries. These international operations were not material to the consolidated financial position at March 31, 2005 or results of operations or cash flows for the quarter ended March 31, 2005. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Approximately 95% of Sprint's outstanding debt at March 31, 2005 is fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because Sprint intends to hold these obligations to maturity unless market conditions are favorable.

As of March 31, 2005, Sprint held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint pays a floating rate of interest equal to the six-month LIBOR, plus a fixed spread, which averaged 5.7% as of March 31, 2005, and received an average interest rate equal to the coupon rates stated on the underlying senior notes of 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $42 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore, there is no impact on earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable-rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $12 million on the Statements of Operations and Consolidated Statements of Cash Flows at March 31, 2005. While Sprint's variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decrease in market interest rates would cause a $581 million increase in fair market value of its debt to $19 billion.

Foreign Currency Risk

Sprint also enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges and the operation of international subsidiaries. The dollar equivalent of Sprint's net foreign currency payables from international settlements was $45 million and net foreign currency receivables from international operations was $18 million at March 31, 2005. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $2 million.

                                                                         Part I
                                                                         Item 4

Item 4.  Controls and Procedures

In connection with the preparation of this Form 10-Q and as of March 31, 2005, under the supervision and with the participation of Sprint's management, including Sprint's Chief Executive Officer and Chief Financial Officer, Sprint carried out an evaluation of the effectiveness of the design and operation of Sprint's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2005 in providing reasonable assurance that information required to be disclosed in reports Sprint files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No changes were made in Sprint's internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, Sprint's internal controls over financial reporting.

                                                                        Part II.
                                                               Other Information

Part II. - Other Information

Item 1.  Legal Proceedings

         As reported in Sprint's 2004 Annual Report on Form 10-K/A, in February 2005, the District Court of Johnson County, Kansas denied defendants' motion to dismiss the complaint in the lawsuit against Sprint and certain of its directors relating to the recombination of the tracking stocks. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. All defendants have denied plaintiffs' allegations and intend to vigorously defend this matter.

         Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint.

         While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint's beliefs, Sprint expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint or its business segments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Sale of Unregistered Equity Securities

         In March 2005, Sprint issued to certain of its directors and current and former executive officers an aggregate of 4,828 unregistered restricted stock units relating to shares of FON common stock. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of FON common stock once the unit vests. The restricted stock units are scheduled to vest in 2005, 2006 and 2007. Delivery of the shares may be delayed under certain circumstances.

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

         Issuer Purchases of Equity Securities

                                           ---------------- --- ----------------- -- ------------- -----------------
                                                                                     Total Number    Maximum Number
                                                                                      of Shares     (or Approximate
                                                                                      Purchased       Dollar Value)
                                                                                      as Part of    of Shares that
                                                                                       Publicly       May Yet Be
                                            Total Number         Average Price        Announced     Purchased Under
                                              of Shares               Paid             Plans or      the Plans or
         Period                             Purchased(1)        Per Share(2),(3)       Programs        Programs
                                           ---------------- --- ----------------- -- ------------- -----------------

         January 1 through January 31
           FON common stock                      2,012      $        24.188                 -            -

         February 1 through February 28
           FON common stock                        253      $        23.871                 -            -

         March 1 through March 31
           FON common stock                     46,419      $        23.659                 -            -





         (1) All acquisitions of equity securities during the 2005 first quarter were the result of the operation of the terms of Sprint's shareholder approved equity compensation plans (the Management Incentive Stock Option Plan and the 1997 Long-Term Stock Incentive Program) and the terms of the equity grants pursuant to those plans, as follows: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; the delivery by attestation of previously owned shares owned by the grantee to pay the exercise price of options; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units, and (iii) the exercise of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units since only the net shares are issued.

         (2) Excludes the amount paid in the 2005 first quarter for fractional shares of FON common stock acquired in the 2004 second quarter recombination of the PCS common stock and FON common stock. Pursuant to Sprint's Articles of Incorporation, the cash value per share is determined by averaging the high and low reported sales price of the FON common stock on the fifth trading day before the date on which the payment is made. The payment is made when the certificates for PCS common stock are surrendered for exchange. In the 2005 first quarter, payment was made for an aggregate of 143.5 shares of FON common stock at an average price per share of $24.14.

         (3) Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for the exercise price of options is the market price of the stock on the date of the exercise of the option. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the date of vesting of the restricted stock, the delivery date of the stock underlying restricted stock units, and the date of the exercise of the option.


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

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended March 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended March 31, 2005.

Item 5.  Other Information

         Ratios of Earnings to Fixed Charges

         Sprint's ratio of earnings to fixed charges was 2.86 in the 2005 first quarter and 1.82 in the 2004 first quarter. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

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

            (4) Instruments defining the Rights of Sprint's Security Holders:

                  (a) The rights of Sprints' equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See Exhibits 3(a), 3(b) and 3(c).

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

           (10)   Material Agreements

                  (a) Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005, among Sprint Corporation, certain subsidiaries of Sprint Corporation and Global Signal Inc., including as Exhibit D the Form of Lease and Sublease Agreement (filed as Exhibit 10 to Sprint Corporation Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

                  (b) Letter Agreement dated December 14, 2004 among Nextel Communications, Inc., Motorola, Inc. and Motorola SMR, Inc. (filed as Exhibit 10 to Motorola, Inc.'s Schedule 13D/A filed on December 20, 2004, and incorporated herein by reference).

             (10) Executive Compensation Plans and Arrangements:

                  (c) Amendment No. 2, dated as of March 15, 2005, to the Employment Agreement dated as of March 19, 2003, as amended by Amendment No. 1, by and among Sprint Corporation, Sprint/United Management Company and Gary
                         D. Forsee.

                  (d) Form of Award Agreement (awarding stock options and restricted stock units) with Gary D. Forsee and Len J. Lauer (filed as Exhibit 10.2 to Sprint Corporation Current Report on Form 8-K dated March 15, 2005 and incorporated herein by reference).

                  (e) Form of Amended and Restated Stock Option Agreement with Mr. Ausley, an outside director (filed as Exhibit
                         10.1 to Sprint Corporation Current Report on Form 8-K dated April 19, 2005 and incorporated herein by reference).

                  (f)    Director's Deferred Fee Plan, as amended (filed as
                         Exhibit 10.1 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

                  (g) Form of 2005 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10.2 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

                  (h) Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer (filed as Exhibit 10(dd) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

                  (i) Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Mr. Fuller (filed as
                         Exhibit 10(ee) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

                  (j) Form of 2005 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers (filed as Exhibit 10(ff) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

                  (k) Summary of 2005 Salaries and Short-Term Incentive Compensation of Named Executive Officers (filed as
                         Exhibit 10(j) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

                  (l) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees (filed as Exhibit 10.6 to Sprint Corporation Current Report on Form 8-K dated February 8, 2005 and incorporated herein by reference).

                  (m) Summary of Sprint Retention Program (filed as Exhibit 10(v) to Sprint Corporation Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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






                                                     SPRINT CORPORATION
                                             -----------------------------------
                                                        (Registrant)





                                          By /s/  John P. Meyer
                                             -----------------------------------
                                             John P. Meyer
                                             Senior Vice President - Controller
                                             Principal Accounting Officer



Dated:  May 9, 2005