Form 10-Q
period 2005-06-30
SPRINT CORP
filed 2005-08-08
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number              1-04721

SPRINT CORPORATION

(Exact name of registrant as specified in its charter)

KANSAS	48-0457967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 7997, Shawnee Mission, Kansas	66207-0997
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code;   (800) 829-0965

_________________________________________________________________________________________________________

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

COMMON SHARES OUTSTANDING AT JULY 29, 2005:

FON COMMON STOCK
Series 1	1,404,361,404
Series 2	83,841,987

TABLE OF CONTENTS

Page Reference
Part I – Financial Information

Item 1. Sprint Corporation Financial Statements

Consolidated Financial Statements
Consolidated Statements of Operations	1
Consolidated Statements of Comprehensive Income	2
Consolidated Balance Sheets	3
Consolidated Statements of Cash Flows	5
Consolidated Statements of Shareholders’ Equity	6
Condensed Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

Part II – Other Information

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	44

Item 6. Exhibits	45

Signature	47

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

Part I.

Item 1.

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)
	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004

Net Operating Revenues	$7,113	$6,869	$14,049	$13,576

Operating Expenses
Costs of services and products	3,283	3,142	6,523	6,225
Selling, general and administrative	1,565	1,681	3,189	3,318
Depreciation and amortization	1,036	1,232	2,072	2,465
Restructuring and asset impairments	33	96	33	126
Total operating expenses	5,917	6,151	11,817	12,134

Operating Income	1,196	718	2,232	1,442

Interest expense	(282)	(316)	(581)	(642)
Premium on early retirement of debt	-	(20)	-	(20)
Other income (expense), net	55	(4)	81	(30)

Income before income taxes	969	378	1,732	750
Income tax expense	(369)	(142)	(660)	(289)

Net Income	600	236	1,072	461
Earnings allocated to participating securities	-	(6)	-	(6)
Preferred stock dividends paid	(1)	(1)	(3)	(3)
Earnings Applicable to Common Stock	$599	$229	$1,069	$452

Diluted Earnings per Common Share	$0.40	$0.16	$0.71	$0.31
Diluted weighted average common shares	1,498.3	1,438.1	1,496.5	1,437.3

Basic Earnings per Common Share	$0.40	$0.16	$0.72	$0.32
Basic weighted average common shares	1,481.0	1,426.5	1,479.0	1,425.4

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(millions)
	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004

Net Income	$600	$236	$1,072	$461

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on securities	5	26	(29)	5
Income tax benefit (expense)	(2)	(10)	11	(2)
Net unrealized holding gains (losses) on securities	3	16	(18)	3

Reclassification adjustment for gains on securities included in net income	(2)	-	(4)	(2)
Income tax expense	1	-	2	1
Net reclassification adjustment for gains on securities included in net income	(1)	-	(2)	(1)

Unrealized gains (losses) on qualifying cash flow hedges	-	(20)	21	(3)
Income tax benefit (expense)	-	7	(8)	1
Net unrealized gains (losses) on qualifying cash flow hedges	-	(13)	13	(2)

Reclassification adjustment for losses (gains) on cash flow hedges included in net income	1	-	(1)	-
Income tax benefit	(1)	-	-	-
Net reclassification adjustment for gains on cash flow hedges included in net income	-	-	(1)	-

Foreign currency translation adjustments	(6)	-	(6)	-

Total other comprehensive income (loss)	(4)	3	(14)	-

Comprehensive Income	$596	$239	$1,058	$461

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions)
	June 30, 2005	December 31, 2004
	(Unaudited)

Assets
Current assets
Cash and equivalents	$6,235	$4,176
Marketable debt securities	598	445
Accounts receivable, net of allowance for doubtful accounts of $299 and $293	3,134	3,107
Inventories	529	651
Prepaid expenses	288	274
Deferred tax asset	781	1,049
Other	295	273
Total current assets	11,860	9,975

Gross property, plant and equipment	44,412	43,562
Accumulated depreciation	(22,267)	(20,934)
Net property, plant and equipment	22,145	22,628

Intangibles
Goodwill	4,401	4,401
Spectrum licenses	3,371	3,376
Other intangibles, net of accumulated amortization of $18 and $11	56	59
Total intangibles	7,828	7,836

Other assets	696	882

Total	$42,529	$41,321

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(millions, except per share data)
	June 30, 2005	December 31, 2004
	(Unaudited)

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$984	$1,288
Accounts payable	2,129	2,261
Accrued interconnection costs	397	410
Accrued taxes	454	404
Advance billings	665	644
Accrued restructuring costs	117	168
Payroll and employee benefits	401	428
Accrued interest	314	335
Other	1,216	964
Total current liabilities	6,677	6,902

Noncurrent liabilities
Long-term debt and capital lease obligations	15,090	15,916
Deferred income taxes	2,467	2,176
Postretirement and other benefit obligations	1,230	1,445
Communications towers - deferred rental income	1,126	-
Other	1,214	1,114
Total noncurrent liabilities	21,127	20,651

Redeemable preferred stock	247	247

Shareholders’ equity
Common stock
FON, par value $2.00 per share, 3,000.0 shares authorized, 1,485.9 and 1,474.8 shares issued and outstanding	2,972	2,950
Capital in excess of par or stated value	12,123	11,873
Retained earnings (deficit)	113	(586)
Accumulated other comprehensive loss	(730)	(716)

Total shareholders’ equity	14,478	13,521

Total	$42,529	$41,321

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)
Year-to-Date June 30,	2005	2004

Operating Activities

Net income	$1,072	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,072	2,465
Deferred income taxes	573	254
Changes in assets and liabilities:
Accounts receivable, net	(27)	(123)
Inventories and other current assets	94	(239)
Accounts payable and other current liabilities	(38)	76
Deferred tower rental income – current and noncurrent	1,195	-
Noncurrent assets and liabilities, net	(205)	(100)
Other, net	160	140
Net cash provided by operating activities	4,896	2,934

Investing Activities

Capital expenditures	(1,656)	(1,676)
Investments in and loans to other affiliates, net	(17)	(5)
Investments in debt securities	(341)	(210)
Proceeds from debt securities	256	215
Proceeds from sales of assets and other	216	11
Other, net	-	(35)
Net cash used by investing activities	(1,542)	(1,700)

Financing Activities

Payments on debt	(1,052)	(1,112)
Proceeds from common stock issued	106	45
Dividends paid	(373)	(295)
Other, net	24	8
Net cash used by financing activities	(1,295)	(1,354)

Increase (Decrease) in Cash and Equivalents	2,059	(120)
Cash and Equivalents at Beginning of Period	4,176	2,287

Cash and Equivalents at End of Period	$6,235	$2,167

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(millions)

Year-to-Date June 30,	FON Common Stock	Capital in Excess of Par or Stated Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total

Beginning 2005 balance	$2,950	$11,873	$(586)	$(716)	$13,521
Net income	-	-	1,072	-	1,072
Common stock dividends	-	-	(370)	-	(370)
Preferred stock dividends	-	(3)	-	-	(3)
FON common stock issued	22	154	-	-	176
Stock-based compensation expense	-	76	-	-	76
Tax benefit from stock compensation	-	22	-	-	22
Other, net	-	1	(3)	(14)	(16)

June 2005 balance	$2,972	$12,123	$113	$(730)	$14,478

Shares Outstanding

Beginning 2005 balance	1,474.8
FON common stock issued	11.1

June 2005 balance	1,485.9

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Part I.

Item 1.

SPRINT CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments, consisting only of normal recurring accruals, needed to fairly present Sprint Corporation’s consolidated financial position, results of operations, cash flows and comprehensive income.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation’s 2004 Form 10-K/A. Operating results for the 2005 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2005.

1. Basis of Consolidation and Presentation

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

Certain prior-year amounts have been reclassified to conform to the current-year presentation. In the 2005 first quarter, Sprint reclassified its auction rate securities from “Cash and equivalents” to “Marketable debt securities” reflecting recently issued SEC guidance. These auction rate securities totaled $380 million at December 31, 2004, $211 million at June 30, 2004 and $137 million at December 31, 2003. These reclassifications had no effect on the net results of operations or shareholders’ equity as previously reported.

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

3. Investments

At June 30, 2005, Sprint carried $746 million in investment asset value: $598 million was included in “Marketable debt securities” and $148 million in “Other assets” on the Consolidated Balance sheets.

At December 31, 2004, Sprint carried $721 million in investment asset value: $445 million was included in “Marketable debt securities” and $276 million in “Other assets” on the Consolidated Balance Sheets.

Specific investment types and the related carrying amounts include:

Investments in Debt Securities

Sprint’s investments in debt securities, including auction rate securities, with original or remaining maturities at purchase of greater than 90 days, but less than one year, are classified in current assets as “Marketable debt securities” on the consolidated Balance sheets. Current debt securities totaled $598 million at June 30, 2005 and $445 million at December 31, 2004. In addition, $24 million and $91 million of debt securities with maturities of greater than one year were classified in “Other assets” as of June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, the debt securities carried in “Other assets” all have maturities prior to September 30, 2006. All debt securities are classified as available for sale.

Sprint also invested in debt securities with original or remaining maturities at purchase of 90 days or less. These securities were included in “Cash and equivalents.”

Interest on these investments is reinvested and recognized in “Other income (expense), net” in the Consolidated Statements of Operations. Sprint recognized approximately $9 million of interest income on these investments in the 2005 second quarter and a total of $18 million in the year-to-date period. Accumulated unrealized holding losses were immaterial as of the 2005 second quarter.

Investments in Equity Securities

The cost of investments in marketable equity securities, primarily consisting of EarthLink common stock, was $57 million at June 30, 2005 and $90 million at December 31, 2004. These securities were reflected in “Other assets” on the Consolidated Balance Sheets. Accumulated unrealized holding gains were $21 million (net of $13 million tax) at June 30, 2005. Comparatively, at December 31, 2004, the accumulated unrealized holding gains were $42 million (net of $25 million tax). Accumulated unrealized holding gains were included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

In the 2005 second quarter, in connection with the maturity of certain EarthLink variable prepaid forward contracts, 2 million shares of EarthLink common stock were used to settle approximately $20 million of the forward contracts recorded in outstanding long-term debt. Sprint recognized a $1 million gain on this transaction, net of $1 million tax. In the 2005 first quarter, in connection with the maturity of certain EarthLink variable prepaid forward contracts, 2.4 million shares were used to settle approximately $24 million of the forward contracts recorded in outstanding long-term debt. Sprint recognized a $2 million gain on this transaction, net of $1 million tax. At June 30, 2005, Sprint held 7.9 million shares of EarthLink common stock, down from 12.3 million shares at year-end 2004. The forecasted sale of these shares was hedged with variable prepaid forward contracts, which will continue to mature through the 2005 fourth quarter. See Note 11 for additional information.

Equity Method Investments

At June 30, 2005 and at December 31, 2004, investments accounted for using the equity method consisted primarily of Sprint’s investment in Virgin Mobile USA, LLC (Virgin Mobile USA). These investments were reflected in “Other assets” on the Consolidated Balance Sheets. Certain other equity method investments were carried at zero value.

Virgin Mobile USA

Sprint’s investment in Virgin Mobile USA was $20 million at June 30, 2005 and at December 31, 2004. Sprint determined that Virgin Mobile USA is not a variable interest entity and therefore carries it as an equity investment.

This joint venture with the Virgin Group was originally entered into in the 2001 fourth quarter. Virgin Mobile USA launched services in June 2002. Since its inception, Sprint has contributed approximately $180 million to the venture in the form of cash and discounted network services, thereby satisfying 100% of its original commitments. In 2004, Sprint advanced $10 million to Virgin Mobile USA in the form of a loan to be repaid in 2005. An additional $10 million was advanced in the form of a loan in January 2005. Sprint’s board of directors approved up to $35 million in loans to Virgin Mobile USA. Using equity method accounting, Sprint has recognized losses to the extent of its investment, except that under the terms of the joint venture agreement, Sprint is guaranteed a $20 million return of capital in the event of liquidation.

In July 2005, Sprint received approximately $200 million from Virgin Mobile USA representing a loan repayment of $20 million and a return of capital of $180 million. Under the terms of the joint venture agreement, Sprint no longer holds any preference in liquidation. Due to previously recognized losses, Sprint will recognize a pre-tax gain of $180 million on its investment in Virgin Mobile USA in the 2005 third quarter.

Combined, unaudited, summarized financial information (100% basis) of entities accounted for using the equity method was as follows:

	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004
	(millions)
Results of operations
Net operating revenues	$408	$294	$831	$589
Operating loss	$(409)	$(26)	$(819)	$(56)
Net loss	$(12)	$(37)	$(9)	$(83)

Equity in net losses of affiliates	$1	$(10)	$(8)	$(22)

4. Restructuring and Asset Impairment

Organizational Realignment

In the 2003 fourth quarter, Sprint initiated a company-wide effort to realign internal resources to enhance our focus on the needs and preferences of two distinct consumer types—businesses and individuals. This business transformation initiative is enabling the enterprise to more effectively and efficiently use its asset portfolio to create customer-focused solutions. One of the goals of this initiative is to create a more efficient cost structure. As decisions are made to meet this specific goal (Organizational Realignment), charges are recognized for severance costs associated with work force reductions.

Decisions thus far, associated with the Organizational Realignment, have resulted in approximately 5,300 separations and $195 million of pre-tax charges primarily for severance benefits. As previously announced, Sprint expects approximately 5,850 total employee separations will be achieved through attrition and voluntary and involuntary separations associated with this action, at a total cost not to exceed $200 million.

Other Restructuring Activity

In the 2003 second quarter, Sprint announced the wind-down of its Web Hosting service. Restructurings of other Long distance operations also occurred in the continuing effort to create a more efficient cost structure (Web Hosting Wind-down). These decisions have resulted in pre-tax charges of $438 million through June 30, 2005. The aggregate charge for asset impairments was $316 million, the aggregate charge for employee terminations was $13 million and the remaining $109 million was for facility lease terminations. The severance charges are associated with the involuntary employee separation of approximately 600 employees. As of June 30, 2005, substantially all actions have been completed.

The 2005 activity is summarized as follows:

		2005 Activity
	December 31, 2004 Liability Balance	Restructuring Charge	Cash Payments	June 30, 2005 Liability Balance
	(millions)
Restructuring Events

Organizational Realignment
Severance	$67	$7	$41	$33
Other exit costs	8	(4)	3	1

Web Hosting Wind-down
Other exit costs	93	2	12	83

Total	$168	$5	$56	$117

Other Asset Impairments

In the 2005 second quarter, Sprint recorded a $28 million asset impairment related to the write-down of various software applications.

5. Stock-based Compensation

Pro forma Earnings per Share

Effective January 1, 2003, Sprint adopted Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective method. Upon adoption, Sprint began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003 using the Black-Scholes-Merton model. The following table illustrates the effect on net income and earnings per share of stock-based compensation included in net income and the effect on net income and earnings per share for grants issued on or before December 31, 2002, had Sprint applied the fair value recognition provisions of SFAS No. 123.

	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004
	(millions)

Net income, as reported	$600	$236	$1,072	$461
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24	30	48	43
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(37)	(55)	(65)

Pro forma net income	$596	$229	$1,065	$439

Earnings per common share:
Basic – as reported	$0.40	$0.16	$0.72	$0.32
Basic – pro forma	$0.40	$0.16	$0.72	$0.30

Diluted – as reported	$0.40	$0.16	$0.71	$0.31
Diluted – pro forma	$0.40	$0.15	$0.71	$0.30

Sprint recognized pre-tax charges of $29 million in the 2005 second quarter and $54 million in the year-to-date period compared to $22 million in the 2004 second quarter and $43 million in the 2004 year-to-date period related to stock-based grants issued after December 31, 2002 and grants of restricted stock made in 2002 and previous years.

Sprint recognized pre-tax charges of $10 million in the 2005 second quarter and $22 million in the year-to-date period and $25 million in the 2004 comparative periods of non-cash expense related to the recombination of FON common stock and PCS common stock on April 23, 2004. The charges primarily reflect application of stock option expensing for modifications, resulting from the recombination, to PCS stock options granted before January 1, 2003, as required by SFAS No. 123.

Antidilutive Options

Options have been granted with exercise prices which are currently higher than market prices. These options are considered antidilutive. Sprint’s antidilutive securities totaled 53.3 million average shares for the 2005 second quarter and 52.2 million shares in the 2005 year-to-date period compared to 92.1 million and 92.2 million shares in the same 2004 periods.

6. Employee Benefit Information

The net periodic benefit cost consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Quarters Ended June 30,		Quarters Ended June 30,
	2005	2004	2005	2004
	(millions)
Service cost	$29	$35	$2	$3
Interest cost	67	62	14	15
Expected return on plan assets	(82)	(76)	(1)	-
Amortization of transition asset	-	-	-	(1)
Amortization of prior service cost	4	4	(12)	(12)
Amortization of net loss	28	21	6	9

Net benefit expense	$46	$46	$9	$14

	Pension Benefits		Other Postretirement Benefits
	Year-to-Date June 30,		Year-to-Date June 30,
	2005	2004	2005	2004
	(millions)
Service cost	$67	$71	$6	$7
Interest cost	132	124	28	30
Expected return on plan assets	(164)	(152)	(2)	(1)
Amortization of transition asset	-	(1)	-	(1)
Amortization of prior service cost	8	8	(24)	(24)
Amortization of net loss	55	42	13	17

Net benefit expense	$98	$92	$21	$28

Sprint contributed $300 million to its pension plan in January 2005. This is the only contribution expected to be made in 2005.

7. Litigation, Claims and Assessments

In June and July 2005, several Sprint PCS affiliates filed lawsuits in various courts, alleging that the proposed merger between Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”) will result in breaches of exclusivity provisions in their Management Agreements with Sprint subsidiaries. On June 21, 2005, US Unwired Inc. and its subsidiaries, Louisiana Unwired LLC, Texas Unwired, and Georgia PCS Management LLC, filed suit against Sprint, Sprint Spectrum L.P., Wirelessco LP, SprintCom Inc., and Nextel in the U.S. District Court for the Western District of Louisiana, generally alleging breach of exclusivity provisions in various Management Agreements and seeking to enjoin the proposed merger unless certain terms and conditions were met in plaintiffs’ service areas. Subsequent to filing this lawsuit, Sprint and US Unwired entered into an agreement providing for the acquisition of US Unwired by Sprint. All proceedings in the lawsuit have been stayed pending consummation of that acquisition agreement.

On July 12, 2005, UbiquiTel Inc. and UbiquiTel Operating Company filed a lawsuit against Sprint, Sprint Spectrum LP, Wirelessco LP, Sprint Communications Company LP, Sprint Telephony PCS LP, Sprint PCS License LLC, and Nextel in the Delaware Chancery Court, generally alleging breach of exclusivity provisions in UbiquiTel’s Management Agreement and conspiracy to deprive UbiquiTel of the exclusivity commitments and use UbiquiTel’s confidential business information to advantage Nextel’s business. The complaint seeks, among other things, a court order requiring Sprint and Nextel to comply with the exclusivity provisions of the Management Agreement and damages caused by the alleged tortious conduct. UbiquiTel and Sprint have entered into a forbearance agreement governing certain post-merger practices until trial of this matter can be held in December 2005.

On July 15, 2005, iPCS Wireless, Inc. filed a complaint against Sprint, WirelessCo LP, Sprint Spectrum LP, SprintCom, Inc. and Sprint Communications Company LP in the Circuit Court of Cook County, Illinois. The lawsuit generally alleges that, following the merger, defendants will breach exclusivity obligations under the iPCS Management Agreement and seeks to enjoin Sprint and those acting in concert with it from engaging in certain post-merger conduct in iPCS’s service areas. iPCS also has entered into a forbearance agreement with Sprint, similar to that entered into with UbiquiTel, governing certain post-merger practices pending trial of this matter, which is scheduled for December 2005.

On July 20, 2005, Gulf Coast Wireless LP filed a lawsuit against Sprint, WirelessCo LP, Sprint Spectrum LP, Sprint Communications Company LP, Sprintcom Inc. and Nextel in the U.S. District Court for the Middle District of Louisiana, generally alleging that the proposed merger will result in breach of exclusivity provisions in the Gulf Coast Management Agreement and that Nextel has tortiously interfered with the Management Agreement. The lawsuit seeks to enjoin defendants from engaging in certain post-merger conduct in Gulf Coast’s service areas as well as damages caused by the alleged tortious conduct. Gulf Coast has now filed a motion for preliminary injunction to restrain certain post-merger conduct by Sprint’s subsidiaries; the hearing has been set for later in August 2005.

On July 22, 2005, Horizon Personal Communications Inc. and Bright Personal Communications Services LLC, both of which are subsidiaries of iPCS, filed a complaint against Sprint, WirelessCo LP, Sprint Spectrum LP, SprintCom, Inc., Sprint Communications Company LP, and Nextel in Delaware Chancery Court. The lawsuit generally alleges that defendants will breach exclusivity obligations under the Horizon and Bright Management Agreements and that Nextel has tortiously interfered with the Management Agreements. The lawsuit seeks to enjoin defendants from engaging in certain post-merger conduct in Horizon’s and Bright’s service areas as well as damages caused by the alleged tortious conduct. Plaintiffs have requested that this lawsuit be assigned to the same judge and proceed on the same schedule as the UbiquiTel lawsuit described above. Horizon and Bright also are parties to the forbearance agreement executed with iPCS.

On July 28, 2005, Enterprise Digital PCS LLC, Enterprise Wireless LLC, and Enterprise Communications Partnership filed suit against Sprint, Sprint Spectrum LP, SprintCom, Inc., Sprint Communications Company LP, Wirelessco LP, and Nextel in U.S. District Court for the Middle District of Georgia, generally alleging that the proposed merger will result in breach of exclusivity provisions in the Enterprise Management Agreement and that Nextel has tortiously interfered with the Management Agreement. The lawsuit seeks to enjoin defendants from engaging in certain post-merger conduct in Enterprise’s services areas, as well as damages caused by the alleged tortious conduct. To date, Enterprise has not requested expedited treatment of its claims.

Sprint and its subsidiaries intend to vigorously defend all of the lawsuits brought by the Sprint PCS affiliates.

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint and its directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the FON Group and the PCS Group before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In early 2005, the court denied defendants’ motion to dismiss the complaint and discovery is proceeding. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter.

In 2003, certain participants in the Sprint Retirement Savings Plan and the Sprint and Centel Retirement Savings Plans for Bargaining Unit Employees filed suit in the U.S. District Court for the District of Kansas against Sprint, the committees that administer the plans, the plan trustee, and various current and former directors and officers. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the ERISA statutes by making the company matching contribution in company stock and by including company stock among the thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. All defendants have denied plaintiffs’ allegations.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that Sprint’s 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against Sprint and certain current and former officers and directors, and seek to recover any decline in the value of FON and PCS common stock during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to vigorously defend this matter. Allegations in the original complaint, which asserted claims against the same defendants and Sprint’s former independent auditor, were dismissed by the court in April 2004.

A number of putative class action cases that allege Sprint Communications Company LP failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class has been certified. In 2002, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The U.S. Supreme Court declined to review the Seventh Circuit’s decision, and the parties now are proceeding with litigation and/or settlement negotiations on a state by state basis. In 2001, Sprint accrued for the estimated settlement costs of these suits.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint or its subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint’s beliefs, Sprint expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint or its business segments.

8. Income Taxes

The differences that caused Sprint’s effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year-to-Date June 30,
	2005	2004
	(millions)
Income tax expense at the federal statutory rate	$606	$263
Effect of:
State income taxes, net of federal income tax effect	57	20
Other, net	(3)	6

Income tax expense	$660	$289

Effective income tax rate	38.1%	38.5%

9. Communication Towers – Lease Transaction

In May 2005, Sprint closed a transaction with Global Signal Inc. (Global Signal), under which Global Signal acquired exclusive rights to lease or operate more than 6,600 communication towers owned by Sprint for a negotiated lease term, which is the greater of the remaining terms of the underlying ground leases, approximately 17 years at present, or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms. Sprint has subleased space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet. This transaction is not expected to materially effect the operational results of Wireless.

At closing, Sprint received proceeds of approximately $1.2 billion. Proceeds from this leasing transaction were recorded by Sprint as Communication towers – deferred rental income and are being recognized as a reduction of lease expense related to the tower operating costs on a straight-line basis over the remaining terms of the underlying ground leases, which currently approximate 17 years. Communication towers – deferred rental income was as follows:

(millions)	As of June 30, 2005

Communication towers – deferred rental income, current (included in other current liabilities)	$69.0
Communication towers – deferred rental income, non-current	$1,126.0

10. Sale of Conferencing Operation

In June 2005, Sprint sold its Long distance segment conferencing operation for approximately $207 million to InterCall, Inc. Sprint will remain involved in the activities of this operation for a period of time through billing and collection services, marketing efforts to obtain consents from its customer base to transfer their business to InterCall and efforts to allow InterCall to enter separate conferencing agreements with Sprint’s customers. Certain assets were transferred to Intercall and a limited duration non-compete agreement was signed. Most of the benefit from this transaction has been deferred and will be recognized over the two year period during which Sprint expects to provide transitional services.

11. Accounting for Derivative Instruments

Risk Management Policies

Sprint’s derivative instruments include interest rate swaps, stock warrants, variable prepaid forward contracts, and foreign currency forward and option contracts. Sprint’s derivative transactions are used principally for hedging purposes. The Sprint board of directors has authorized Sprint to enter into derivative transactions, and all transactions comply with Sprint’s risk management policies.

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. Interest rate swap agreements that are designated as fair value hedges effectively convert Sprint’s fixed-rate debt to a floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Interest rate swap agreements designated as cash flow hedges reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed rate.

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

Sprint’s foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint’s primary transaction exposure results from net payments made to and received from overseas telecommunications companies for completing international calls made by Sprint’s domestic customers and the operation of its international subsidiaries.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no impact on earnings during the life of the swap. Sprint held only fair-value hedges during 2004 and in the period ending June 30, 2005.

Sprint’s interest rate swap activity generated a net asset of $14 million at June 30, 2005 compared to $19 million as of December 31, 2004, resulting from changes in the fair value of the interest rate swaps. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying “Long-term debt.”

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change.

Sprint’s net derivative gains on stock warrants were immaterial in all periods presented.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges. In the 2005 second quarter, approximately 2 million shares of EarthLink common stock were used to settle a portion of the prepaid forward contracts. This resulted in a $1 million pre-tax loss related to the cash flow hedges. In the 2005 first quarter, approximately 2.4 million shares of EarthLink common stock were used to settle a portion of the prepaid forward contracts. This resulted in a $2 million pre-tax gain related to the cash flow hedges. Prepaid forward contracts associated with the forecasted sale of approximately 7.9 million shares of EarthLink common stock remain outstanding at June 30, 2005 and will settle by December 31, 2005. Accumulated unrealized losses related to these hedges were $7 million (net of $5 million tax) at June 30, 2005. These unrealized losses were included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

Foreign Currency Forward and Option Contracts

Foreign currency forward and option contracts held during the periods were not designated as hedges as defined in SFAS No. 133 and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in all periods presented.

Concentrations of Credit Risk

Sprint’s accounts receivable are not subject to any concentration of credit risk. Sprint controls credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits and internal monitoring procedures. In the event of nonperformance by counterparties, Sprint’s accounting loss would be limited to the net amount it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint does not anticipate nonperformance by any of its counterparties to these agreements.

12. Other Financial Information

Supplemental Cash Flows Information

Sprint’s net cash paid for interest and income taxes was as follows:

	Year-to-Date June 30,
	2005	2004
	(millions)
Interest (net of capitalized interest)	$595	$655
Income taxes	$38	$2

Sprint’s non-cash activities included the following:

	Year-to-Date June 30,
	2005	2004
	(millions)
Common stock issued:
Sprint’s employee benefit stock plans	$52	$-
Settlement of shareholder suit	$-	$5
EarthLink common stock used to extinguish debt	$44	$-

13. Segment Information

Sprint is divided into three main lines of business: Wireless, Local and Long distance. Other consists primarily of wholesale distribution of telecommunications products.

Sprint generally manages its segments to the operating income level of reporting. Items below operating income are managed at a corporate level. The reconciliation from operating income to net income is shown on the face of the Consolidated Statements of Operations.

Segment financial information was as follows:

Quarters Ended June 30,	Wireless	Local	Long Distance	Other	Corporate and Eliminations(1)(2)	Consolidated
	(millions)
2005
Net operating revenues	$4,041	$1,481	$1,722	$198	$(329)	$7,113
Affiliated revenues	6	52	171	100	(329)	-
Operating income (loss)	625	469	136	(8)	(26)	1,196

2004
Net operating revenues	$3,614	$1,510	$1,873	$225	$(353)	$6,869
Affiliated revenues	2	53	166	132	(353)	-
Operating income (loss)	418	445	(139)	(3)	(3)	718

Year-to-Date June 30,	Wireless	Local	Long Distance	Other	Corporate and Eliminations(1),(2)	Consolidated
	(millions)
2005
Net operating revenues	$7,908	$2,979	$3,437	$384	$(659)	$14,049
Affiliated revenues	13	106	343	197	(659)	-
Operating income (loss)	1,080	914	282	(19)	(25)	2,232

2004
Net operating revenues	$7,051	$3,016	$3,785	$421	$(697)	$13,576
Affiliated revenues	6	109	335	247	(697)	-
Operating income (loss)	695	891	(128)	(11)	(5)	1,442

(1)

Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, Long distance services provided to Wireless for resale to Wireless customers and for internal business use, and commissions from segmental cross-selling of products and services.

(2)

In the 2005 second quarter, Sprint recognized $27 million in pre-tax merger integration costs. These charges have been reflected as unallocated corporate costs and therefore have been excluded from segment results.

Net operating revenues by product and services were as follows:

Quarters Ended June 30,	Wireless	Local	Long Distance	Other	Corporate and Eliminations(1)	Consolidated
	(millions)
2005
Wireless services	$3,436	$-	$-	$-	$(6)	$3,430
Wireless equipment	379	-	-	-	-	379
Voice	-	1,085	1,054	-	(201)	1,938
Data	-	240	420	-	(14)	646
Internet	-	-	178	-	(2)	176
Other(2)	226	156	70	198	(106)	544
Total net operating revenues	$4,041	$1,481	$1,722	$198	$(329)	$7,113

2004
Wireless services	$3,102	$-	$-	$-	$(2)	$3,100
Wireless equipment	388	-	-	-	-	388
Voice	-	1,136	1,164	-	(189)	2,111
Data	-	205	438	-	(19)	624
Internet	-	-	214	-	(4)	210
Other(2)	124	169	57	225	(139)	436
Total net operating revenues	$3,614	$1,510	$1,873	$225	$(353)	$6,869

Year-to-Date June 30,	Wireless	Local	Long Distance	Other	Corporate and Eliminations(1)	Consolidated
	(millions)
2005
Wireless services	$6,750	$-	$-	$-	$(13)	$6,737
Wireless equipment	707	-	-	-	-	707
Voice	-	2,190	2,119	-	(404)	3,905
Data	-	473	832	-	(29)	1,276
Internet	-	-	356	-	(4)	352
Other(2)	451	316	130	384	(209)	1,072
Total net operating revenues	$7,908	$2,979	$3,437	$384	$(659)	$14,049

2004
Wireless services	$6,041	$-	$-	$-	$(6)	$6,035
Wireless equipment	765	-	-	-	-	765
Voice	-	2,283	2,350	-	(385)	4,248
Data	-	400	890	-	(38)	1,252
Internet	-	-	437	-	(7)	430
Other(2)	245	333	108	421	(261)	846
Total net operating revenues	$7,051	$3,016	$3,785	$421	$(697)	$13,576

(1)

Revenues eliminated in consolidation consist principally of access charged to Long distance by Local, equipment purchases from the wholesale distribution business, interexchange services provided to Local, Long distance services provided to Wireless for resale to Wireless customers and for internal business use, and commissions from segmental cross-selling of products and services.

(2)

Other revenues in Wireless consist primarily of revenue retained from affiliates and revenue from wholesale wireless services. Other revenues in Local, Long distance and Other were generated primarily from equipment sales.

14. Recently Issued Accounting Pronouncements

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

The revised standard will require Sprint to begin to recognize compensation cost for unvested FON stock options granted before January 1, 2003, which are outstanding as of January 1, 2006. This requirement to recognize expense on additional unvested grants is expected to be immaterial to Sprint.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the definition of abnormal provided in ARB 43, Chapter 4, Inventory Pricing. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Sprint does not expect the adoption of this standard to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. This statement eliminates the exception to fair value measurement in the exchange of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. That standard indicates that an exchange does not have commercial substance if it is not expected to significantly change the cash flows of the reporting entity. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Sprint does not expect the adoption of this standard to have a material impact on its financial statements.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No.3. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Sprint is required to adopt SFAS 154, as of January 1, 2006.

15. Subsequent Events

Acquisition of US Unwired Inc.

In July 2005, Sprint agreed to purchase US Unwired Inc. for approximately $1.0 billion in cash and the assumption of long-term obligations ($266 million as of March 31, 2005), net of cash on hand. US Unwired serves more than 500,000 direct wireless subscribers in 48 markets. The acquisition is subject to customary regulatory approvals and is expected to be completed in the 2005 third quarter.

Virgin Mobile USA

In July 2005, Sprint received approximately $200 million from Virgin Mobile USA representing a loan repayment of $20 million and a return of capital of $180 million. Under the terms of the joint venture agreement, Sprint had been guaranteed a $20 million return of capital in the event of liquidation. Sprint no longer holds any preference in liquidation. Due to previously recognized losses, Sprint will recognize a pre-tax gain of $180 million on its investment in Virgin Mobile USA in the 2005 third quarter.

Call-Net Enterprises, Inc. (Call-Net)

In July 2005, Rogers Communications Inc. (RCI) acquired Call-Net in a stock for stock transaction, including the common shares and class B shares owned by Sprint. Historically, Sprint accounted for its investment in Call-Net as an equity method investment carried at a zero basis with previously recognized carry-over losses. The RCI stock received in exchange will be recorded at fair value.

In addition, the agreement between Sprint and Call-Net covering the use of the Sprint trademark in Canada will be terminated at the end of September 2005. Sprint has received a royalty payment approximating $4 million per quarter from that agreement.

Merger Approval

On August 3, 2005, the Federal Communications Commission (FCC) announced that it consented to the merger transaction between Sprint and Nextel, subject to conditions that (1) the merged companies allow their wireless subscribers to reach other wireless carriers and complete calls via manual roaming, and (2) the merged companies fulfill voluntary commitments regarding deployment of services in the 2.5 GHz band in 2009 and 2011. The full text of the FCC order has not yet been released. Also on August 3, the Department of Justice Antitrust Division issued a press release announcing that it had closed its investigation of the merger and stating that the evidence gathered in its investigation indicates that the merger will not harm customers. The merger will not close until after the full text of the FCC order has been released. It is still subject to customary closing conditions, but is expected to be completed in the third quarter of 2005.

Part I.

Item 2.

SPRINT CORPORATION

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the uncertainties related to, and the impact of, our proposed merger with Nextel Communications, Inc. (Nextel), and the contemplated spin-off of our local telecommunications business;
•	the effects of vigorous competition and the overall demand for Sprint’s service offerings in the markets in which Sprint operates;
•	the costs and business risks associated with providing new services and entering new markets;
•	adverse change in the ratings afforded our debt securities by ratings agencies;
•	the ability of Wireless to continue to grow and improve profitability;
•	the ability of Local and Long distance to achieve expected revenues;

•	the effects of mergers and consolidations in the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;
•	the uncertainties related to bankruptcies affecting the telecommunications industry;
•	the uncertainties related to Sprint’s investments in networks, systems and other businesses;
•	the uncertainties related to the implementation of Sprint’s business strategies;
•	the impact of new, emerging and competing technologies on Sprint’s business;
•	unexpected results of litigation filed against Sprint;

•	the risk of equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;
•	the risk that third parties are unable to perform to our requirements under agreements related to our business operations;
•

the possibility of one or more of the markets in which Sprint competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control; and

•	other risks referenced from time to time in Sprint’s and Nextel’s filings with the Securities and Exchange Commission (SEC).

The words “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Sprint provides a detailed discussion of risk factors in various SEC filings, including its 2004 Form 10-K/A, and you are encouraged to review these filings.

Overview

Business

Sprint is a global communications company offering an extensive range of innovative communication products and solutions, including wireless, long distance voice and data transport, global Internet Protocol (IP), local and multiproduct bundles. Sprint is a Fortune 100 company widely recognized for developing, engineering and deploying state-of-the-art technologies.

Sprint operates a 100% digital personal communications service (PCS) wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Sprint, together with third party affiliates, operates PCS wireless systems in over 400 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint’s wireless service, including third party affiliates, reaches a quarter billion people. Combined with our wholesale partners and Sprint PCS Affiliates, we served a total of 26.6 million wireless subscribers at the end of the 2005 second quarter. Sprint provides regulated local exchange telephone services to approximately 7.5 million access lines in its franchise territories in 18 states. Sprint is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their telephone service provided over cable facilities. Sprint is one of the largest carriers of Internet traffic, and provides connectivity to any point on the Internet either through its own network or via direct connections with other backbone providers.

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

Proposed Merger and Contemplated Spin-off

In December 2004, the boards of directors of Sprint and Nextel each unanimously approved a strategic merger combining Sprint and Nextel (Sprint Nextel) in what we intend to be a “merger of equals.” Existing shares of Sprint common stock will remain outstanding as Sprint Nextel common stock, as Sprint is the acquiring entity for legal and accounting purposes. Under the terms of the merger agreement, at closing each share of Nextel class A common stock and Nextel class B common stock will be converted into shares of Sprint Nextel common stock and Sprint Nextel non-voting common stock, respectively, as well as a small per share amount of cash, with a total value expected to equal 1.3 shares of Sprint Nextel common stock.

The proposals necessary to complete the proposed merger with Nextel were approved by shareholders on July 13, 2005. On August 3, 2005, the Federal Communication Commission (FCC) announced that it consented to the merger, subject to conditions that (1) the merged companies allow their wireless subscribers to reach other wireless carriers and complete calls via manual roaming, and (2) the merged companies fulfill voluntary commitments regarding deployment of services in the 2.5 GHz band in 2009 and 2011. The full text of the FCC order has not yet been released. Also on August 3, the Department of Justice Antitrust Division issued a press release announcing that it had closed its investigation of the merger and stating that the evidence gathered in its investigation indicates that the merger will not harm customers. The merger will not close until after the full text of the FCC order has been released. It is still subject to customary closing conditions, but is expected to be completed in the third quarter of 2005. Sprint incurred $27 million of merger integration expenses in the 2005 second quarter. These costs are expected to substantially increase in subsequent quarters.

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

Statements contained in this quarterly report relating to our business strategies, operating plans, planned expenditures, expected capital requirements, future actions by credit rating agencies and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed merger with Nextel, the pending acquisition of US Unwired or the contemplated spin-off of our local telecommunications business.

Business Environment

Sprint operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint routinely reassesses its business strategies and their implications on its operations and these assessments may continue to impact the future valuation of its long-lived assets.

As part of its overall business strategy, Sprint regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity and/or results of operations.

In May 2005, Sprint closed the previously disclosed communication tower lease transaction with Global Signal Inc. (Global Signal). Global Signal acquired exclusive rights to lease or operate more than 6,600 communication towers owned by Sprint for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms. Sprint has subleased space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet. This transaction is not expected to materially affect the operational results of Wireless.

At closing, Sprint received approximately $1.2 billion in prepaid operating lease rentals. These amounts have been deferred and will be amortized over the remaining terms of the underlying ground leases (approximately 17 years, at present) as a reduction of operating lease expense associated with towers. The receipt of these proceeds has been reflected within cash provided by operating activities in the Consolidated Cash Flow Information.

Results of Operations

Consolidated

	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004
	(millions)

Net operating revenues	$7,113	$6,869	$14,049	$13,576

Net income	$600	$236	$1,072	$461

Net operating revenues increased 3.6% in the 2005 second quarter and 3.5% in the 2005 year-to-date period compared to the same 2004 periods reflecting growth in Wireless revenues partially offset by declining Long distance revenues.

Net income increased by $123 million in the 2005 second quarter and $247 million in the 2005 year-to-date period from the comparative year-ago periods due to decreased depreciation and amortization expense. The decrease in expense primarily resulted from the decreased asset base following the asset impairment of Long distance’s property, plant and equipment in the 2004 third quarter.

In the 2005 second quarter, net income included a $20 million charge related to the impairment of various software applications, Sprint’s organizational realignment initiatives and the termination of its Web Hosting service.

Additionally, a $17 million charge related to merger integration costs associated with Sprint’s pending merger with Nextel and planned spin-off of Sprint’s local operations was incurred. The merger integration costs, which are reported as selling, general and administrative expense, have been reflected as unallocated corporate costs and therefore have been excluded from segment results.

In the 2004 second quarter, net income included a $58 million charge related to Sprint’s organizational realignment initiatives and the termination of its Web Hosting service and an $18 million charge related to a premium associated with the early retirement of $750 million of debt. These charges were partially offset by a $9 million benefit resulting from the receipt of the final payment of a bankruptcy settlement with MCI (WorldCom).

In the 2004 first quarter, net income included a $19 million charge related to Sprint’s organizational realignment initiatives and the termination of its Web Hosting service, as well as $15 million in advisory fees associated with the recombination of the tracking stocks.

Segmental Results of Operations

Wireless

Wireless operates a 100% digital PCS wireless network with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and CDMA technology. Wireless, together with third party affiliates, operates PCS wireless systems in over 400 metropolitan markets, including the 100 largest U.S. metropolitan areas, and reaches a quarter billion people. Combined with our wholesale partners and Sprint PCS Affiliates, Wireless served 26.6 million subscribers at the end of the 2005 second quarter. Wireless provides nationwide service through a combination of:

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

•	affiliating under commercial agreements with other companies that use CDMA, mainly in and around smaller U.S. metropolitan areas,
•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets, and
•	roaming on other providers’ digital networks that use CDMA.

Sprint offers international voice roaming in over 150 countries. International roaming is available with a PCS Tri-Mode (CDMA/Analog) phone in 40 countries; covering the Asia-Pacific, South American, and Caribbean regions, as well as Canada and Mexico. In addition, international roaming is available with a GSM-capable phone in over 110 countries, in Europe, the Middle East, Africa and the South Pacific rim.

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

Sprint is continuing to execute its plans for faster wireless data speeds by deploying Evolution Data Optimized (EV-DO) technology across the Sprint Nationwide PCS Network. With peak rates of up to 2.0 Megabits per second for downloads, EV-DO will accelerate average mobile-device data speeds up to 10 times faster than on the current network. In addition, this technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection CardsTM. Sprint’s first commercial roll-out of EV-DO was in the 2005 second quarter, and subsequent roll-outs will continue through early 2006.

Wireless supplements its own network through commercial affiliation arrangements with other companies that use CDMA. Under these arrangements, these companies offer wireless services under Sprint’s brand on CDMA networks built and operated at their own expense. We call these companies Sprint PCS Affiliates. Generally, the Sprint PCS Affiliates use spectrum owned and controlled by Sprint. In July 2005, Sprint and US Unwired Inc. (US Unwired) entered into an agreement in which Sprint agreed to acquire US Unwired for approximately $1.3 billion.

Sprint is subject to exclusivity provisions and other restrictions under its arrangements with the Sprint PCS Affiliates. Some Sprint PCS Affiliates have filed lawsuits against Sprint and Nextel alleging potential violations of their rights under their respective agreements with Sprint. Sprint and certain Sprint PCS Affiliates have signed forbearance agreements under which those Sprint PCS Affiliates agreed not to seek certain injunctive or equitable relief against Sprint or Nextel in the matters specified in the complaints. The forbearance agreements, which terminate no later than January 1, 2006, also include covenants related to the operation of Sprint's wireless business in the territories operated by those Sprint PCS Affiliates.

There can be no assurance that additional lawsuits seeking similar or additional remedies will not be filed by one or more other Sprint PCS Affiliates, of the outcome of any lawsuits, or that any relief granted to any of the Sprint PCS Affiliate plaintiffs would not have a material effect on the business or results of operations of Sprint or Sprint Nextel following the merger. The outcome of one or more of these lawsuits including any relief granted to any of the Sprint PCS Affiliate plaintiffs, or agreements that may be reached with one or more of the Sprint PCS Affiliates as a result of pending or future discussions or negotiations or in connection with a settlement of these lawsuits, could prevent Sprint Nextel from fully realizing some of the anticipated benefits of the merger.

Wireless also provides wireless services to companies that resell wireless services to their customers on a retail basis under their own brand using the Sprint Nationwide PCS Network. These companies bear the costs of acquisition, billing and customer service. In June 2002, Virgin Mobile USA, LLC (Virgin Mobile USA), a joint venture between Sprint and the Virgin Group, launched services targeting youth pre-pay segments. Sprint also has a multi-year, exclusive wholesale agreement with Qwest Communications (Qwest) whereby Qwest wireless subscribers use the Sprint Nationwide PCS Network and have access to Sprint PCS Vision data services. The transition of Qwest’s subscribers to Sprint’s network was completed in the 2005 first quarter.

	Selected Operating Results
	Quarters Ended June 30,		Variance
(millions)	2005	2004	$	%

Net operating revenues
Service	$3,436	$3,102	$334	10.8%
Equipment	379	388	(9)	(2.3)%
Wholesale, affiliate and other	226	124	102	82.3%
Total net operating revenues	4,041	3,614	427	11.8%

Operating expenses
Costs of services and products	1,842	1,733	109	6.3%
Selling, general and administrative	910	811	99	12.2%
Depreciation and amortization	645	640	5	0.8%
Restructuring and asset impairment	19	12	7	58.3%
Total operating expense	3,416	3,196	220	6.9%

Operating income	$625	$418	$207	49.5%

Capital expenditures	$678	$661	$17	2.6%

	Selected Operating Results
	Year-to-Date June 30,		Variance
(millions)	2005	2004	$	%

Net operating revenues
Service	$6,750	$6,041	$709	11.7%
Equipment	707	765	(58)	(7.6)%
Wholesale, affiliate and other	451	245	206	84.1%
Total net operating revenues	7,908	7,051	857	12.2%

Operating expenses
Costs of services and products	3,673	3,477	196	5.6%
Selling, general and administrative	1,845	1,579	266	16.8%
Depreciation and amortization	1,289	1,284	5	0.4%
Restructuring and asset impairment	21	16	5	31.3%
Total operating expense	6,828	6,356	472	7.4%

Operating income	$1,080	$695	$385	55.4%

Capital expenditures	$1,096	$1,067	$29	2.7%

Net Operating Revenues

	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004

Direct subscribers (millions)	18.7	16.9	18.7	16.9
Average monthly service revenue per user (ARPU)	$62	$62	$62	$62
Subscriber churn rate	2.2%	2.3%	2.4%	2.6%

Wireless had 400,000 direct net additions in the 2005 second quarter, ending the period with approximately 18.7 million subscribers compared to approximately 16.9 million subscribers at the end of the 2004 second quarter. Wholesale partners added 87,000 subscribers in the second quarter of 2005, ending the period with approximately 4.4 million subscribers, principally driven by Virgin Mobile USA. Sequentially, wholesale adds were impacted by the first quarter completion of the Qwest transition, the elimination of 62 thousand inactive subscribers by a reseller, increased competitive activities and seasonality. The Sprint PCS Affiliates added 101,000 subscribers in the second quarter of 2005, ending the period with approximately 3.5 million subscribers. This brings the total number of Wireless subscribers to 26.6 million at the end of the 2005 second quarter compared to 22.2 million subscribers at the end of the 2004 second quarter.

Subscriber churn, which is calculated on the direct subscriber base, is computed by dividing the direct subscribers who discontinued Sprint PCS service by the weighted average direct subscribers for the period. This is an operational measure which is used by most wireless companies as a method of estimating the life of the direct subscriber. Analysts and investors primarily use churn to compare relative value across the wireless industry. The subscriber churn rate was 2.2% in the 2005 second quarter compared to 2.3% for the same 2004 period due to lower voluntary and involuntary churn. Viewed sequentially, 2005 second quarter churn dropped nearly 30 basis points due to seasonally lower involuntary churn and network and customer care improvements.

Average monthly service revenue per user (ARPU), calculated on the direct subscriber base, is computed by dividing direct wireless service revenues by weighted average monthly direct wireless subscribers to measure revenue on a per user basis. This is a measure which uses GAAP as the basis for the calculation. ARPU, which is used by most wireless companies, is a method of valuing recurring subscriber revenue and is used by analysts and investors to compare relative value across the wireless industry. ARPU was $62 in both the 2005 second quarter and the year-to-date period, as well as the comparative year-ago periods. In the 2005 first quarter, ARPU was $61. The sequential improvement in ARPU was due to increased usage. Average monthly usage in the 2005 second quarter grew to more than 17 hours per month, an increase from approximately 16 hours when compared to the 2004 second quarter.

Net operating revenues include service revenues from the direct subscriber base, revenues from sales of handsets and accessory equipment, and revenues from wholesale partners and Sprint PCS Affiliates. Service revenues consist of monthly recurring charges, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 11% in the 2005 second quarter and 12% for the 2005 year-to-date period from the same 2004 periods reflecting an increase in the number of subscribers, increased revenue from data services, and subscriber elections to add services to their base plans. These increases were partially offset by lower fees and lower overage charges from usage-based plans. In the 2005 second quarter, 57% of new direct subscribers chose to include Sprint PCS Vision in their service package. At the end of the period approximately 43% of the subscriber base included data services in their wireless plan compared to approximately 41% at the end of the 2004 second quarter.

Revenues from sales of handsets and accessories, generated from both new subscribers and upgrades, were approximately 9.4% of net operating revenues in the 2005 second quarter and 8.9% in the 2005 year-to-date period compared to 10.7% and 10.8% for the same 2004 periods. This decline was mainly due to lower retail prices and higher rebate offers on handsets. Wireless’ marketing plans assume that handsets, net of rebates, are normally sold at prices below cost.

Wholesale, affiliate and other revenues consist primarily of net revenues retained from Wireless subscribers residing in Sprint PCS Affiliate territories, and revenues from the sale of wireless services to companies that resell those services to their subscribers on a retail basis. These revenues represented 5.6% of net operating revenues in the 2005 second quarter and 5.7% in the 2005 year-to-date period compared to 3.4% and 3.5% for the same 2004 periods. These increases mainly reflect the net additions from the wholesale and Sprint PCS Affiliate bases.

Costs of Services and Products

Costs of services and products mainly include handset and accessory costs, switch and cell site expenses, customer service costs and other network-related costs. These costs increased 6% in both the 2005 second quarter and year-to-date periods from the same 2004 periods. These increases were primarily due to network support of a larger subscriber base, higher minutes of use and growth in the size of the network. These increases were somewhat offset by decreases in handset costs, including lower equipment refurbishment costs due to operational improvements to the handset exchange and insurance programs. Handset and equipment costs were 34.1% of total costs of services and products in the 2005 second quarter and 34.8% in the 2005 year-to-date period compared to 38.9% and 40.1% for the same 2004 periods. Costs of services and products were 45.6% of net operating revenues in the 2005 second quarter and 46.4% in the 2005 year-to-date period compared to 48.0% and 49.3% for the same 2004 periods.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expense mainly includes sales and marketing costs to promote and sell products and services, as well as salary, benefit and other administrative costs. SG&A expense increased 12% in the 2005 second quarter and 17% in the 2005 year-to-date period from the same 2004 periods reflecting an increase in sales and distribution costs primarily driven by an expanded direct retail presence. Wireless has significantly expanded its company-owned network of retail stores. Improving returns from this investment, through achievement of targeted productivity levels, is a critical component in Wireless’ efforts to expand margins. The increased marketing costs in 2005 compared to the year-ago period were due to higher media costs associated with customer acquisitions. SG&A expense was 22.5% of net operating revenues in the 2005 second quarter and 23.3% in the 2005 year-to-date period compared to 22.4% for the same 2004 periods.

SG&A includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgement and is based on customer specific indicators, as well as historical trending, industry norms, and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was 1.6% in the 2005 second quarter and 1.5% in the 2005 year-to-date period compared to 1.3% and 1.2% for the same 2004 periods. Reserve for bad debt as a percent of outstanding accounts receivable was 7.8% at the end of the 2005 second quarter and 6.8% at year-end 2004.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation and amortization expense remained relatively flat in the 2005 second quarter and in the 2005 year-to-date period from the same 2004 periods. Depreciation and amortization expense was 16.0% of net operating revenues in the 2005 second quarter and 16.3% in the 2005 year-to-date period compared to 17.7% and 18.2% for the same 2004 periods.

Restructuring and Asset Impairment

In the 2005 second quarter, Wireless recorded approximately $20 million of asset impairments related to the write-down of various software applications.

In both the 2005 and 2004 second quarters, Wireless recorded restructuring charges related to Sprint’s ongoing organizational realignment initiatives.

Local

Local consists mainly of regulated incumbent local phone companies serving approximately 7.5 million access lines in 18 states. Local provides local and nationwide long distance voice and data services, including Digital Subscriber Line (DSL), access by customers and other carriers to the local network, sales of telecommunications equipment, and other telecommunications-related services. Local provides wireless and video services through agency relationships.

	Selected Operating Results
	Quarters Ended June 30,		Variance
(millions)	2005	2004	$	%

Net operating revenues
Voice	$1,085	$1,136	$(51)	(4.5)%
Data	240	205	35	17.1%
Other	156	169	(13)	(7.7)%
Total net operating revenues	1,481	1,510	(29)	(1.9)%

Operating expenses
Costs of services and products	468	462	6	1.3%
Selling, general and administrative	265	329	(64)	(19.5)%
Depreciation and amortization	278	271	7	2.6%
Restructuring	1	3	(2)	(66.7)%
Total operating expense	1,012	1,065	(53)	(5.0)%

Operating income	$469	$445	$24	5.4%

Operating margin	31.7%	29.5%

Capital expenditures	$201	$247	$(46)	(18.6)%

	Selected Operating Results
	Year-to-Date June 30,		Variance
(millions)	2005	2004	$	%

Net operating revenues
Voice	$2,190	$2,283	$(93)	(4.1)%
Data	473	400	73	18.3%
Other	316	333	(17)	(5.1)%
Total net operating revenues	2,979	3,016	(37)	(1.2)%

Operating expenses
Costs of services and products	950	913	37	4.1%
Selling, general and administrative	558	656	(98)	(14.9)%
Depreciation and amortization	555	539	16	3.0%
Restructuring	2	17	(15)	(88.2)%
Total operating expense	2,065	2,125	(60)	(2.8)%

Operating income	$914	$891	$23	2.6%

Operating margin	30.7%	29.5%

Capital expenditures	$357	$456	$(99)	(21.7)%

Net Operating Revenues

Net operating revenues decreased 2% in the 2005 second quarter and 1% in the 2005 year-to-date period from the same 2004 periods. The decline in both periods was driven by lower voice revenue largely offset by growth in data revenue. Local ended the 2005 second quarter with approximately 7.5 million switched access lines, a 3% decrease during the past 12 months. The reduction in access lines was driven principally by wireless and broadband substitution, losses to competitive local providers and seasonally higher disconnects in the second quarter due to customer movement to and from our Florida territories and our presence on numerous college campuses. Access line losses are expected to continue as competition from Voice over IP through cable providers increases and wireless substitution continues.

Voice Revenues

Voice revenues, consisting of revenue from local exchange services, long distance revenue and switched access revenue, decreased 4% in the 2005 second quarter and year-to-date periods compared to the same 2004 periods due to a decrease in access lines and lower access minutes of use. Additionally, in 2004, voice revenues included a retroactive access billing adjustment with a third party carrier and various FCC-allowable cost recoveries which have now ended.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 17% in the 2005 second quarter and 18% in the 2005 year-to-date compared to the same 2004 periods driven by strong growth in DSL lines, as well as special access sales primarily to wireless companies. Local ended the 2005 second quarter with 590,000 DSL lines in service, an increase of 54% compared to the year ago period.

Other Revenues

Other revenues decreased 8% in the 2005 second quarter and 5% in the 2005 year-to-date period from the same 2004 periods principally driven by lower equipment sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 1% in the 2005 second quarter and 4% in the 2005 year-to-date period compared to the same 2004 periods. The increase was mainly driven by higher costs associated with DSL revenues, as well as Local’s unlimited long distance product. Costs of services and products were 31.6% of net operating revenues in the 2005 second quarter and 31.9% in the 2005 year-to-date period compared to 30.6% and 30.3% for the same periods a year ago.

Selling, General and Administrative

SG&A expense decreased 19% in the 2005 second quarter and 15% in the 2005 year-to-date period compared to the same 2004 periods. The decrease was primarily due to reduced business selling costs and reduced IT costs. SG&A expense was 17.9% of net operating revenues in the 2005 second quarter and 18.7% in the 2005 year-to-date period compared to 21.8% for the same periods a year ago. Sequentially, selling, general and administrative expenses were lower due to a reduction of bad debt expense and lower pension and other post-employment benefit costs in the period due to a year-to-date accrual adjustment.

SG&A includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgement and is based on historical trending, industry norms and recognition of current market indications about general economic conditions. Bad debt expense as a percentage of net revenues was 0.9% in the 2005 second quarter and 1.1% in the 2005 year-to-date period compared to 1.3% in the same periods a year ago. Reserve for bad debt as a percent of outstanding accounts receivable was 8.8% at the end of the 2005 second quarter and 9.4% at year-end 2004.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 3% in the 2005 second quarter and the 2005 year-to-date period compared to the same periods a year ago. Depreciation and amortization expense was 18.8% of net operating revenues in the 2005 second quarter and 18.6% in the 2005 year-to-date period compared to 17.9% for the same periods a year ago.

Restructuring

In both the 2005 and 2004 second quarters, Local’s restructuring activities were related to Sprint’s ongoing organizational realignment initiatives.

Long distance

Long distance provides a broad suite of communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as IP and frame relay, and managed network services. Sprint is one of the nation’s largest providers of long distance services, and operates all-digital long distance and tier one IP networks. Long distance is selling into the cable telephony market through arrangements with cable companies that resell Sprint long distance service and/or use Sprint back office systems and network assets in support of their local telephone service provided over cable facilities.

In the 2004 third quarter, Long distance recorded an asset impairment of its property, plant and equipment which has substantially decreased the asset base, thereby reducing depreciation and amortization expense on a comparative basis.

	Selected Operating Results
	Quarters Ended June 30,		Variance
(millions)	2005	2004	$	%

Net operating revenues
Voice	$1,054	$1,164	$(110)	(9.5)%
Data	420	438	(18)	(4.1)%
Internet	178	214	(36)	(16.8)%
Other	70	57	13	22.8%
Total net operating revenues	1,722	1,873	(151)	(8.1)%

Operating expenses
Costs of services and products	1,123	1,095	28	2.6%
Selling, general and administrative	336	515	(179)	(34.8)%
Depreciation and amortization	114	321	(207)	(64.5)%
Restructuring and asset impairment	13	81	(68)	(84.0)%
Total operating expense	1,586	2,012	(426)	(21.2)%

Operating income (loss)	$136	$(139)	$275	NM

Capital expenditures	$70	$64	$6	9.4%

	Selected Operating Results
	Year-to-Date June 30,		Variance
(millions)	2005	2004	$	%

Net operating revenues
Voice	$2,119	$2,350	$(231)	(9.8)%
Data	832	890	(58)	(6.5)%
Internet	356	437	(81)	(18.5)%
Other	130	108	22	20.4%
Total net operating revenues	3,437	3,785	(348)	(9.2)%

Operating expenses
Costs of services and products	2,209	2,148	61	2.8%
Selling, general and administrative	705	1,031	(326)	(31.6)%
Depreciation and amortization	231	641	(410)	(64.0)%
Restructuring and asset impairment	10	93	(83)	(89.2)%
Total operating expense	3,155	3,913	(758)	(19.4)%

Operating income (loss)	$282	$(128)	$410	NM

Capital expenditures	$135	$120	$15	12.5%

NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 8% in the 2005 second quarter and 9% in the 2005 year-to-date periods from the same 2004 periods. Lower pricing associated with enterprise contract renewals, pricing in the small-to-medium business markets and the sale of Long distance’s wholesale Dial IP service were the primary reasons for the revenue decline. Throughout 2005, we expect continued revenue declines in Long distance due to continued pricing pressure in certain market segments and the migration of long distance from wireline to wireless.

Voice Revenues

Voice revenues decreased 9% in the 2005 second quarter and 10% in the 2005 year-to-date period from the same 2004 periods due to a decline in retail business and consumer voice revenues resulting from wireless, e-mail and instant messaging substitution, aggressive competition from Regional Bell Operating Companies (RBOCs) for consumer and small business customers and aggressive pricing by traditional interexchange carriers and the RBOCs for enterprise customers. Minute volume increased 12% in both the 2005 second quarter and the 2005 year-to-date period compared to the same 2004 periods. Voice revenues generated from the provision of services to Wireless and Local represented 14.7% of total voice revenues in the 2005 second quarter and 14.6% in the 2005 year-to-date period compared to 12.4% and 12.3% in the same 2004 periods.

Data Revenues

Data revenues reflect sales of current-generation data services including asynchronous transfer mode (ATM), managed network services, private line, and frame relay. Data revenues decreased 4.1% in the 2005 second quarter and 6.5% in the 2005 year-to-date period from the same 2004 periods. The decrease was driven by declines in frame relay, ATM and private line services due to competitive pricing and customers migrating to internet-based technologies.

Internet Revenues

Internet revenues decreased 17% in the 2005 second quarter and decreased 19% in the 2005 year-to-date period from the same 2004 periods. The decline was mainly driven by a decrease in Dial IP, somewhat offset by an increase in dedicated IP. In the 2004 third quarter, a large Dial IP contract expired. In the 2004 fourth quarter, Sprint completed the sale of its wholesale Dial IP service.

Other Revenues

Other revenues increased 23% in the 2005 second quarter and 20% in the 2005 year-to-date from the same 2004 periods. The increase was primarily due to higher equipment sales.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by Long distance’s domestic customers, cost to operate and maintain the long distance networks, and costs of equipment. Costs increased 3% in both the 2005 second quarter and the year-to-date period compared to the same 2004 periods. The increase is primarily attributable to higher volumes for both the quarter and year-to-date period, as well as an unfavorable out-of-period first quarter Universal Service Fund (USF) calculation adjustment. These costs were partially offset by headcount reduction costs, renegotiated access rate agreements. Costs of services and products for Long distance were 65.2% of net operating revenues in the 2005 second quarter and 64.3% in the 2005 year-to-date period compared to 58.5% and 56.8% for the same periods a year ago. These increases reflect the competitive pricing environment of the long-distance business, an increasing mix of lower priced affiliate volumes, and the USF adjustment.

Selling, General and Administrative

SG&A expenses decreased 35% in the 2005 second quarter and 32% in the 2005 year-to-date period from the same 2004 periods. The decline was due to restructuring efforts and general cost controls. SG&A expense was 19.5% of net operating revenues in the 2005 second quarter and 20.5% in the 2005 year-to-date period compared to 27.5% and 27.2% for the same periods a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgement and is based on customer specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 0.4% in the 2005 second quarter and 0.8% in the 2005 year-to-date period compared to 3.5% and 2.4% for the same 2004 periods. Bad debt expense was under a half percent of revenues mainly due to focused efforts to collect aged accounts and better-than-expected performance on previously reserved accounts. Reserve for bad debt as a percent of outstanding accounts receivable was 11.1% at the end of the 2005 second quarter and 12.3% at year-end 2004.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 64% in both the 2005 second quarter and year-to-date period from the same periods a year ago primarily driven by a decreased asset base due to the asset impairment of Long distance’s property, plant and equipment in the 2004 third quarter.

Depreciation and amortization expense was 6.6% of net operating revenues in the 2005 second quarter and 6.7% in the 2005 year-to-date period compared to 17.1% and 16.9% for the same periods a year ago.

Restructuring and Asset Impairment

In both the 2005 and 2004 second quarters, Long distance’s restructuring activities were related to Sprint’s ongoing organizational realignment initiatives, as well as the Web Hosting wind-down.

In the 2005 second quarter, Long distance recorded asset impairments of $8 million related to the write-down of various software applications.

Nonoperating Items

Interest Expense

Interest expense decreased $34 million in the 2005 second quarter and $61 million in the 2005 year-to-date period compared to the same periods a year ago. This decrease is primarily due to a reduction in Sprint’s outstanding debt.

Sprint’s effective interest rate on long-term debt was 7.0% in the 2005 second quarter compared to 6.9% in the 2004 second quarter. The higher effective interest rate is primarily due to the retirement of debt with lower effective interest rates. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” for more information on Sprint’s financing activities.

Other Income (Expense), net

Other income (expense), net consisted of the following:

	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004
	(millions)
Dividend and interest income	$41	$8	$70	$17
Equity in net earnings (losses) of affiliates	1	(10)	(8)	(22)
Amortization of debt costs	(4)	(15)	(9)	(21)
Royalties	5	3	9	7
Tracking stock recombination advisory fees	-	-	-	(15)
Other, net	12	10	19	4

Total	$55	$(4)	$81	$(30)

Interest income reflects interest earned on investments included in cash and equivalents and marketable debt securities.

Equity in net earnings (losses) of affiliates was driven mainly by Sprint’s investment in Virgin Mobile USA, in all periods presented.

Royalties consist of payments made by Call-Net Enterprises, Inc. (Call-Net), equaling 2.5% of its gross revenues from telecommunications services. In July 2005, Rogers Communications Inc. (RCI) acquired Call-Net. Due to this acquisition, the agreement between Sprint and Call-Net covering the use of the Sprint trademark in Canada will be terminated at the end of September 2005. Sprint has received a royalty payment approximating $4 million per quarter from that agreement.

In the 2004 first quarter, Sprint recorded $15 million in advisory fees related to the tracking stock recombination.

Income Taxes

See Note 8 of the Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes.

Financial Condition

Sprint’s consolidated assets of $42.5 billion reflect an increase of $1.2 billion in the 2005 year-to-date period from 2004 year-end. Cash and equivalents increased $2.1 billion. Cash from operations, which included the receipt of $1.2 billion in prepaid tower rentals from Global Signal, exceeded debt service requirements, capital expenditures and dividend payments. Additionally, Sprint received approximately $200 million from the sale of the conferencing operation. Net property, plant, and equipment decreased $483 million. Capital expenditures were more than offset by depreciation expense in the 2005 year-to-date period.

Liquidity and Capital Resources

Sprint’s board of directors exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Operating Activities

Sprint’s operating cash flows of $4.9 billion increased nearly $2.0 billion in the 2005 year-to-date period from the same 2004 period. This increase is largely attributable to the receipt of $1.2 billion in prepaid tower rentals from Global Signal in the 2005 second quarter. Higher Wireless revenues and various company-wide cost containment initiatives added to the growth somewhat offset by declining wireline revenues. Finally, lower consolidated working capital requirements, mainly driven by improved accounts receivable collections and reduced inventory levels, contributed to the overall increase in cash from operations.

Investing Activities

Sprint’s cash flows used by investing activities totaled $1.5 billion in the 2005 year-to-date period compared to $1.7 billion in the same 2004 period. Capital expenditures account for the majority of Sprint’s investing activities. Wireless capital expenditures were incurred mainly to maintain and enhance network reliability and upgrade capabilities for providing new products and services including EV-DO. Local incurred capital expenditures primarily to accommodate voice grade equivalent growth, convert our network from circuit to packet switching, continue the build-out of high-speed DSL services and to meet regulatory requirements. Long distance capital expenditures were incurred to maintain network reliability, upgrade capabilities for providing new products and services and meet capacity demands. In 2005, the overall decrease in capital expenditures was driven by lower Local spending, somewhat offset by slight increases in Wireless and Long distance spending. Investing cash flows were also impacted by the receipt of approximately $200 million from the sale of the Long distance conferencing business.

Financing Activities

Sprint’s cash flows used by financing activities totaled $1.3 billion in the 2005 year-to-date period compared to $1.4 billion in the same 2004 period. Financing activities include a $1.1 billion reduction of debt in both the 2005 year-to-date period and the same 2004 period. The debt reduction in the 2005 year-to-date period was due to the repayment of senior notes at their scheduled maturity. Sprint paid cash dividends of $373 million in the 2005 year-to-date period compared with $295 million in the same 2004 period. The 2005 year-to-date period dividend increase compared to the 2004 year-to-date period was primarily due to additional shares of FON common stock issued in the April 2004 tracking stock recombination.

Capital Requirements

Sprint’s 2005 capital expenditures, are expected to total approximately $4.0 to $4.2 billion. These expenditures are targeted primarily towards increased network capacity and coverage and to upgrade capabilities for providing new products and services including EV-DO. They are expected to also include investments for growth in demand for enterprise services, DSL deployment in Local and to meet regulatory requirements. Sprint continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with customer demand.

Additionally, the acquisition of US Unwired will require $1.0 billion. The acquisition is expected to be completed in the 2005 third quarter.

Dividend payments for the first two quarters of 2005 have totaled approximately $373 million. Following the completion of Sprint’s proposed merger with Nextel, the Sprint Nextel board will determine the Sprint Nextel dividend policy. It is currently contemplated that Sprint Nextel will pay a reduced quarterly dividend consistent with the aggregate dividends that the spun-off local telecommunications business would be likely to pay.

Liquidity

In the past, Sprint used the long-term bond market, as well as other financial markets, to fund its needs. As a result of its improved liquidity position, Sprint has not recently accessed the capital markets and does not currently expect to do so in 2005 to fund either capital expenditures or operating requirements.

Sprint has a revolving credit facility with a syndicate of banks which was renewed in June 2005. The $1.0 billion facility is unsecured, with no springing liens, and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. Sprint does not intend to draw against this facility. Sprint had letters of credit of approximately $119 million as of June 30, 2005.

Sprint has a Wireless accounts receivable asset securitization facility that provides Sprint with up to $500 million of additional liquidity. The facility, which was renewed in May 2005, and now expires in May 2006, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. Sprint has not drawn against the facility and more than $440 million was available as of June 30, 2005.

Sprint also has a Long distance accounts receivable asset securitization facility that provides Sprint with up to $700 million of additional liquidity. The facility, which expires in August 2005, and is expected to be renewed, does not include any ratings triggers that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The maximum amount of funding available is based on numerous factors and will fluctuate each month. As of June 30, 2005, Sprint had more than $340 million total funding available under the facility.

The undrawn loan facilities described above would charge interest rates equal to LIBOR or Prime Rate plus a spread that varies depending on Sprint’s credit ratings.

Debt maturities, including capital lease obligations, total approximately $170 million for the remainder of 2005. Sprint’s $6.2 billion cash balance at June 30, 2005 and expected 2005 cash flow from operations more than fund these requirements.

Any borrowings Sprint may incur are ultimately limited by certain debt covenants. At June 30, 2005, Sprint’s most restrictive debt covenant would allow approximately $13 billion of additional debt. Sprint is currently in compliance with all debt covenants associated with its borrowings.

Fitch Ratings currently rates Sprint’s senior unsecured debt at BBB. On December 15, 2004, Fitch placed Sprint’s rating on Rating Watch Positive. Standard and Poor’s Corporate Ratings currently rates Sprint’s long-term senior unsecured debt at BBB-. On October 8, 2004, Standard and Poor’s placed Sprint’s rating on CreditWatch with positive implications. Moody’s Investor Service currently rates Sprint’s long-term senior unsecured debt at Baa3 and on December 15, 2004, changed the outlook to Developing.

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

Interest Rate Risk Management

Fair Value Hedges

Sprint enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint’s fixed-rate debt to a floating rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. At June 30, 2005, Sprint had outstanding interest rate swap agreements, which were designated as fair value hedges.

Cash Flow Hedges

Sprint enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of June 30, 2005, Sprint had no outstanding interest rate cash flow hedges.

Other Derivatives

In certain business transactions, Sprint is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2002 and 2003, Sprint entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities. In the 2004 fourth quarter and the 2005 first and second quarters certain of the prepaid forward contracts settled. The remaining contracts will be settling throughout 2005.

Foreign Exchange Risk Management

Sprint’s foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint’s primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint’s domestic customers and from the operation of its international subsidiaries. These international operations were not material to the consolidated financial position at June 30, 2005 or results of operations or cash flows for the quarter ended June 30, 2005. Sprint has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint was not subject to material foreign exchange risk.

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

Approximately 95% of Sprint’s outstanding debt at June 30, 2005 is fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because Sprint intends to hold these obligations to maturity unless market conditions are favorable.

As of June 30, 2005, Sprint held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint pays a floating rate of interest equal to the six-month LIBOR, plus a fixed spread, which averaged 6.1% as of June 30, 2005, and received an average interest rate equal to the coupon rates stated on the underlying senior notes of 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $42 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore, there is no impact on earnings and cash flows for any fair value fluctuations.

Sprint performs interest rate sensitivity analyses on its variable-rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $14 million on the Statements of Operations and Consolidated Statements of Cash Flows at June 30, 2005. While Sprint’s variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decrease in market interest rates would cause a $540 million increase in fair market value of its debt to $19 billion.

Foreign Currency Risk

Sprint also enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges and the operation of international subsidiaries. The dollar equivalent of Sprint’s net foreign currency payables from international settlements was $16 million and net foreign currency receivables from international operations was $21 million at June 30, 2005. The potential immediate pre-tax loss to Sprint that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be approximately $1 million.

Part I

Item 4

Item 4. Controls and Procedures

In connection with the preparation of this Form 10-Q and as of June 30, 2005, under the supervision and with the participation of Sprint’s management, including Sprint’s Chief Executive Officer and Chief Financial Officer, Sprint carried out an evaluation of the effectiveness of the design and operation of Sprint’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2005 in providing reasonable assurance that information required to be disclosed in reports Sprint files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes were made in Sprint’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, Sprint’s internal controls over financial reporting.

Part II.

Other Information

Part II. – Other Information

Item 1. Legal Proceedings

In June and July 2005, several Sprint PCS affiliates filed lawsuits in various courts, alleging that the proposed merger between Sprint and Nextel will result in breaches of exclusivity provisions in their Management Agreements with Sprint subsidiaries. On June 21, 2005, US Unwired Inc. and its subsidiaries, Louisiana Unwired LLC, Texas Unwired, and Georgia PCS Management LLC, filed suit against Sprint, Sprint Spectrum L.P., WirelessCo LP, SprintCom Inc., and Nextel in the U.S. District Court for the Western District of Louisiana, generally alleging breach of exclusivity provisions in various Management Agreements and seeking to enjoin the proposed merger unless certain terms and conditions were met in plaintiffs’ service areas. Subsequent to filing this lawsuit, Sprint and US Unwired entered into an agreement providing for the acquisition of US Unwired by Sprint. All proceedings in the lawsuit have been stayed pending consummation of that acquisition agreement.

On July 12, 2005, UbiquiTel Inc. and UbiquiTel Operating Company filed a lawsuit against Sprint, Sprint Spectrum LP, WirelessCo LP, Sprint Communications Company LP, Sprint Telephony PCS LP, Sprint PCS License LLC, and Nextel in the Delaware Chancery Court, generally alleging breach of exclusivity provisions in UbiquiTel’s Management Agreement and conspiracy to deprive UbiquiTel of the exclusivity commitments and use UbiquiTel’s confidential business information to advantage Nextel’s business. The complaint seeks, among other things, a court order requiring Sprint and Nextel to comply with the exclusivity provisions of the Management Agreement and damages caused by the alleged tortious conduct. UbiquiTel and Sprint have entered into a forbearance agreement governing certain post-merger practices until trial of this matter can be held in December 2005.

On July 15, 2005, iPCS Wireless, Inc. filed a complaint against Sprint, WirelessCo LP, Sprint Spectrum LP, SprintCom, Inc. and Sprint Communications Company LP in the Circuit Court of Cook County, Illinois. The lawsuit generally alleges that, following the merger, defendants will breach exclusivity obligations under the iPCS Management Agreement and seeks to enjoin Sprint and those acting in concert with it from engaging in certain post-merger conduct in iPCS’s service areas. iPCS also has entered into a forbearance agreement with Sprint, similar to that entered into with UbiquiTel, governing certain post-merger practices pending trial of this matter, which is scheduled for December 2005.

On July 20, 2005, Gulf Coast Wireless LP filed a lawsuit against Sprint, WirelessCo LP, Sprint Spectrum LP, Sprint Communications Company LP, SprintCom, Inc. and Nextel in the U.S. District Court for the Middle District of Louisiana, generally alleging that the proposed merger will result in breach of exclusivity provisions in the Gulf Coast Management Agreement and that Nextel has tortiously interfered with the Management Agreement. The lawsuit seeks to enjoin defendants from engaging in certain post-merger conduct in Gulf Coast’s service areas as well as damages caused by the alleged tortious conduct. Gulf Coast has now filed a motion for preliminary injunction to restrain certain post-merger conduct by Sprint subsidiaries; the hearing has been set for later in August 2005.

On July 22, 2005, Horizon Personal Communications Inc. and Bright Personal Communications Services LLC, both of which are subsidiaries of iPCS, filed a complaint against Sprint, WirelessCo LP, Sprint Spectrum LP, SprintCom, Inc., Sprint Communications Company LP, and Nextel in Delaware Chancery Court. The lawsuit generally alleges that defendants will breach exclusivity obligations under the Horizon and Bright Management Agreements and that Nextel has tortiously interfered with the Management Agreements. The lawsuit seeks to enjoin defendants from engaging in certain post-merger conduct in Horizon’s and Bright’s service areas as well as damages caused by the alleged tortious conduct. Plaintiffs have requested that this lawsuit be assigned to the same judge and proceed on the same schedule as the UbiquiTel lawsuit described above. Horizon and Bright also are parties to the forbearance agreement executed with iPCS.

On July 28, 2005, Enterprise Digital PCS LLC, Enterprise Wireless LLC, and Enterprise Communications Partnership filed suit against Sprint, Sprint Spectrum LP, and SprintCom, Inc., Sprint Communications Company LP, WirelessCo LP, and Nextel in U.S. District Court for the Middle District of Georgia, generally alleging that the proposed merger will result in breach of exclusivity provisions in the Enterprise

Management Agreement and that Nextel has tortiously interfered with the Management Agreement. The lawsuit seeks to enjoin defendants from engaging in certain post-merger conduct in Enterprise’s services areas, as well as damages caused by the alleged tortious conduct. To date, Enterprise has not requested expedited treatment of its claims.

Sprint and its subsidiaries intend to vigorously defend all of the lawsuits brought by the Sprint PCS affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Equity Securities

In June 2005, Sprint issued to certain of its directors and current and former executive officers an aggregate of 4,379 unregistered restricted stock units relating to shares of FON common stock. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of FON common stock once the unit vests. The restricted stock units are scheduled to vest in 2006 and 2007. Delivery of the shares may be delayed under certain circumstances.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2),(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30
FON common stock	194,190	$22.603	-	-

May 1 through May 31
FON common stock	2,807	$22.634	-	-

June 1 through June 30
FON common stock	-	$0.000	-	-

(1)

All acquisitions of equity securities during the 2005 second quarter were the result of the operation of the terms of Sprint’s shareholder approved equity compensation plans (the Management Incentive Stock Option Plan and the 1997 Long-Term Stock Incentive Program) and the terms of the equity grants pursuant to those plans, as follows: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; the delivery by attestation of previously owned shares owned by the grantee to pay the exercise price of options; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units, and (iii) the exercise of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units since only the net shares are issued.

(2)

Excludes the amount paid in the 2005 second quarter for fractional shares of FON common stock acquired in the 2004 second quarter recombination of the PCS common stock and FON common stock. Pursuant to Sprint’s Articles of Incorporation, the cash value per share is determined by averaging the high and low reported sales price of the FON common stock on the fifth trading day before the date on which the payment is made. The payment is made when the certificates for PCS common stock are surrendered for exchange. In the 2005 second quarter, payment was made for an aggregate of 50.5 shares of FON common stock at an average price per share of $22.83.

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

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

On July 13, 2005, Sprint held its annual meeting of shareholders. In addition to approving 4 proposals required to consummate the merger with Nextel, the shareholders elected eight directors to serve a term of one year and ratified the appointment of KPMG LLP as Sprint’s independent registered public accounting firm for 2005. The shareholders did not approve one shareholder proposal.

The following votes were cast for the proposal to adopt an amendment to Sprint’s articles of incorporation to increase the number of authorized shares of Sprint series 1 common stock in connection with the merger:

Votes cast by all shareholders voting as a single class:

For	1,077,681,228
Against	27,007,798
Abstain	8,969,773
Broker Non-Votes	151,352,967

Votes cast by the holders of Series 1 FON common stock and the Series 2 FON common stock, voting as a class:

For	1,081,980,470
Against	27,007,798
Abstain	8,969,773
Broker Non-Votes	151,352,967

The following votes were cast for the proposal to adopt an amendment to Sprint’s articles of incorporation to create a class of non-voting common stock and create the ninth series preferred stock and add a provision stating that shareholder approval is not required for the acquisition by Sprint Nextel of non-voting common stock or the ninth series preferred stock from a holder of that stock:

For	1,065,643,109
Against	38,072,745
Abstain	9,942,944
Broker Non-Votes	151,352,968

The following votes were cast for the proposal to adopt the Sprint Nextel amended and restated articles of incorporation to change the name of the FON common stock, series 1 and series 2, to series 1 common stock and series 2 common stock, respectively, delete references to the PCS common stock, change Sprint’s name to Sprint Nextel Corporation and make other clarifying changes;

For	1,087,828,330
Against	16,410,931
Abstain	9,419,537
Broker Non-Votes	151,352,968

The following votes were cast for the proposal to approve the issuance of Sprint Nextel series 1 common stock, non-voting common stock and ninth series preferred stock in the merger:

For	1,077,373,508
Against	26,343,425
Abstain	9,941,865
Broker Non-Votes	151,352,968

The following votes were cast for each of the following nominees for director or were withheld with respect to such nominees:

	For	Withheld
Gordon M. Bethune	1,237,384,636	27,621,733
E. Linn Draper, Jr.	1,234,912,897	30,093,472
James H. Hance, Jr.	1,240,784,998	24,221,371
Deborah A. Henretta	1,240,979,819	24,026,550
Irvine O. Hockaday, Jr.	1,214,400,497	50,605,872
Linda Koch Lorimer	1,228,625,328	36,381,041
Gerald L. Storch	1,226,220,169	38,786,200
William H. Swanson	1,238,216,926	26,789,443

The following votes were cast with respect to the proposal to ratify KPMG LLP as Sprint’s independent registered public accounting firm for 2005:

For	1,243,509,131
Against	11,438,693
Abstain	10,063,940

The following votes were cast with respect to a shareholder proposal urging the Sprint board to seek shareholder approval of any extraordinary retirement benefits for senior executives:

For	437,733,048
Against	661,222,478
Abstain	14,673,273
Broker Non-Votes	151,382,967

Item 5. Other Information

Ratios of Earnings to Fixed Charges

Sprint’s ratio of earnings to fixed charges was 3.47 and 3.16 in the 2005 second quarter and year-to-date periods compared to 1.87 and 1.85 in the 2004 second quarter and year-to-date periods, respectively. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

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

(b)

First Amendment to Agreement and Plan of Merger, dated as of May 20, 2005, by and among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed as Exhibit 2.2 to Sprint Corporation Current Report on Form 8-K filed May 20, 2005 and incorporated herein by reference).

(3)	Articles of Incorporation and Bylaws:

(a)

Restated Articles of Incorporation, dated as of December 9, 2003 (filed as Exhibit 3(a) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(b)

Certificate of Designation, Preferences and Rights of Preferred Stock-Sixth Series, dated as of April 23, 2004 (filed as Exhibit 3(b) to Sprint Corporation’s quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(c)

Certificate of Elimination of Designations of Preferred Stock-Eighth Series, dated as of April 23, 2004 (filed as Exhibit 3(c) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(d)	Amended and Restated Bylaws (filed as Exhibit 3(d) to Sprint Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(4)	Instruments defining the Rights of Sprint’s Security Holders:

(a)	The rights of Sprints’ equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibits 3(a), 3(b) and 3(c).

(b)

Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3(d).

(c)

Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Corporation’s Registration Statement on Form 8-A relating to Sprint’s Rights, filed April 12, 2004, and incorporated herein by reference).

(d)

Amendment to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of June 17, 2005 and to be effective immediately before the merger of Nextel Communications, Inc. with and into a wholly owned subsidiary of Sprint Corporation.

(10)	Material Agreements

(a)

364-Day Credit Agreement, dated as of June 21, 2005, among Sprint Corporation and Sprint Capital Corporation, as Borrowers, the initial Lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and as book managers, J.P. Morgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A., Deutsche Bank A.G. New York Branch and UBS Loan Finance LLC, as documentation agents (filed as Exhibit 10.1 to Sprint Corporation Current Report on Form 8-K filed June 22, 2005 and Incorporated herein by reference).

(b)

Letter Agreement dated May 16, 2005 among Nextel Communications, Inc., Motorola, Inc. and Motorola SMR, Inc. (filed as Exhibit 11 to Motorola, Inc.’s Schedule 13D/A filed on May 20, 2005, and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

(c)

Employee Agreement dated as of June 7, 2005 by and among Sprint Corporation, Sprint/United Management Company and Daniel R. Hesse (filed as Exhibit 10.1 to Sprint Corporation Current Report on Form 8-K filed June 10, 2005 and incorporated herein by reference).

(d)

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
John P. Meyer
Senior Vice President – Controller
Principal Accounting Officer

Dated: August 5, 2005

SPRINT CORPORATION

EXHIBIT (12)

COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

(Unaudited)

	Quarters Ended June 30,		Year-to-Date June 30,
	2005	2004	2005	2004
	(millions, except ratios)

Earnings
Income before income taxes	$969	$378	$1,732	$750
Capitalized interest	(9)	(12)	(19)	(31)
Net (earnings) losses in equity method investees	(1)	11	9	23

Subtotal	959	377	1,722	742

Fixed charges
Interest charges	295	343	609	694
Interest factor of operating rents	94	90	190	182

Total fixed charges	389	433	799	876

Earnings, as adjusted	$1,348	$810	$2,521	$1,618

Ratio of earnings to fixed charges	3.47	1.87	3.16	1.85

Note:

The ratios of earnings to fixed charges were computed by dividing fixed charges into the sum of earnings (after certain adjustments) and fixed charges. Earnings include income from continuing operations before income taxes, plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

EXHIBIT 31(a)

CERTIFICATION

I, Gary D. Forsee, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sprint Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 5, 2005

/s/ Gary D. Forsee
Gary D. Forsee
Chairman and Chief Executive Officer

EXHIBIT 31(b)

CERTIFICATION

I, Robert J. Dellinger, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sprint Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 5, 2005

/s/ Robert J. Dellinger
Robert J. Dellinger
Executive Vice President
and Chief Financial Officer

EXHIBIT 32(a)

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Sprint Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, Gary D. Forsee, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 5, 2005	/s/ Gary D. Forsee
Gary D. Forsee
Chairman and Chief Executive Officer

EXHIBIT 32(b)

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Sprint Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, Robert J. Dellinger, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 5, 2005	/s/ Robert J. Dellinger
Robert J. Dellinger
Executive Vice President
and Chief Financial Officer