Form 10-Q
period 2005-09-30
SPRINT NEXTEL CORP
filed 2005-11-09
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-04721

SPRINT NEXTEL CORPORATION

(Exact name of registrant as specified in its charter)

KANSAS	48-0457967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Edmund Halley Drive, Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (703) 433-4000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT OCTOBER 31, 2005:

VOTING COMMON STOCK
Series 1	2,833,031,095
Series 2	83,841,987
NON-VOTING COMMON STOCK	37,594,109

SPRINT NEXTEL CORPORATION

		Page Reference
Part I—Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations	1

	Condensed Consolidated Statements of Comprehensive Income (Loss)	2

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statement of Shareholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4.	Controls and Procedures	57

Part II—Other Information

Item 1.	Legal Proceedings	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Submission of Matters to a Vote of Security Holders	59

Item 5.	Other Information	61

Item 6.	Exhibits	61

Signature		66

Exhibits

(12) Computation of Ratios of Earnings to Fixed Charges

(15) Letter Re: Unaudited Interim Financial Information

(31)(a) Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

(31)(b) Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

(32)(a) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I.

Item 1.

SPRINT NEXTEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(millions, except per share data)

	Quarter Ended September 30,		Year-to-Date September 30,
	2005	2004	2005	2004
Net Operating Revenues	$9,335	$6,922	$23,384	$20,498

Operating Expenses
Costs of services and products (exclusive of depreciation included below)	3,805	2,936	9,760	8,589
Selling, general and administrative	2,810	1,920	6,567	5,810
Depreciation	1,299	1,218	3,364	3,683
Amortization	460	4	467	4
Restructuring and asset impairments	38	3,559	71	3,685

Total operating expenses	8,412	9,637	20,229	21,771

Operating Income (Loss)	923	(2,715)	3,155	(1,273)

Interest expense	(346)	(305)	(927)	(947)
Premium on early retirement of debt	—	(38)	—	(58)
Other income (expense), net	233	13	314	(17)

Income (loss) before income taxes	810	(3,045)	2,542	(2,295)
Income tax (expense) benefit	(294)	1,135	(954)	846

Net Income (Loss)	516	(1,910)	1,588	(1,449)
Earnings allocated to participating securities	—	(3)	—	(9)
Preferred stock dividends	(2)	(2)	(5)	(5)

Earnings (Loss) Applicable to Common Stock	$514	$(1,915)	$1,583	$(1,463)

Diluted Earnings (Loss) per Common Share	$0.23	$(1.32)	$0.91	$(1.02)

Diluted weighted average common shares	2,242.1	1,450.6	1,745.0	1,433.8

Basic Earnings (Loss) per Common Share	$0.23	$(1.32)	$0.92	$(1.02)

Basic weighted average common shares	2,217.5	1,450.6	1,725.1	1,433.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(Unaudited)

(millions)

	Quarter Ended September 30,		Year-to-Date September 30,
	2005	2004	2005	2004
Net Income (Loss)	$516	$(1,910)	$1,588	$(1,449)

Other Comprehensive Income (Loss)
Unrealized holding gains on available-for-sale securities	72	14	43	19
Income tax expense	(27)	(4)	(16)	(6)

Net unrealized holding gains on available-for-sale securities	45	10	27	13

Reclassification adjustment for gains on available-for-sale securities included in net income (loss)	(12)	—	(16)	(2)
Income tax benefit	4	—	6	1

Net reclassification adjustment for gains on available-for-sale securities included in net income (loss)	(8)	—	(10)	(1)

Unrealized gains (losses) on qualifying cash flow hedges	(4)	—	17	(3)
Income tax benefit (expense)	1	—	(7)	1

Net unrealized gains (losses) on qualifying cash flow hedges	(3)	—	10	(2)

Reclassification adjustment for losses on cash flow hedges included in net income	8	—	7	—
Income tax expense	(2)	—	(2)	—

Net reclassification adjustment for losses on cash flow hedges included in net income	6	—	5	—

Net foreign currency translation adjustment	(1)	15	(7)	15

Total other comprehensive income	39	25	25	25

Comprehensive Income (Loss)	$555	$(1,885)	$1,613	$(1,424)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and equivalents	$7,825	$4,176
Marketable debt securities	1,110	445
Accounts receivable, net of allowance for doubtful accounts of $355 and $293	4,849	3,107
Inventories	1,004	651
Deferred tax asset	2,164	1,049
Prepaid expenses and other	813	547

Total current assets	17,765	9,975

Investments	2,892	276

Property, plant and equipment, net of accumulated depreciation of $23,135 and $20,934	30,591	22,628

Intangibles
Goodwill	21,012	4,401
Spectrum licenses	17,754	3,376
Customer relationships, net of accumulated amortization of $458 and $6	9,352	29
Other, net of accumulated amortization of $17 and $5	1,369	30

Total net intangibles	49,487	7,836

Other assets	580	606

Total	$101,315	$41,321

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(millions, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,760	$1,288
Accounts payable	2,765	2,261
Accrued interconnection costs	461	410
Accrued taxes	855	404
Advance billings and deferred revenues	1,394	737
Payroll and employee benefits	659	428
Accrued interest	367	335
Other	1,725	1,039

Total current liabilities	9,986	6,902

Noncurrent liabilities
Long-term debt and capital lease obligations	23,538	15,916
Deferred income taxes	12,050	2,176
Postretirement and other benefit obligations	1,265	1,445
Deferred rental income—communications towers	1,118	—
Other	1,579	1,114

Total noncurrent liabilities	39,550	20,651

Redeemable preferred stock	247	247

Shareholders’ equity
Common stock
Voting, par value $2.00 per share, 6,500.0 and 3,000.0 shares authorized, 2,912.9 and 1,474.8 shares issued and outstanding	5,826	2,950
Nonvoting, par value $0.01 per share, 100.0 and 0 shares authorized, 37.6 and 0 shares issued and outstanding	—	—
Paid-in-capital	45,840	11,873
Retained earnings (deficit)	557	(586)
Accumulated other comprehensive loss	(691)	(716)

Total shareholders’ equity	51,532	13,521

Total	$101,315	$41,321

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)

	Year-to-Date September 30,
	2005	2004
Operating Activities

Net income (loss)	$1,588	$(1,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,831	3,687
Deferred income taxes	742	(879)
Losses on write-down of assets	57	3,540
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of provision for doubtful accounts of $300 and $280	(26)	(331)
Inventories and other current assets	(51)	(153)
Accounts payable and other current liabilities	(436)	(138)
Proceeds from communications tower lease transaction	1,195	—
Noncurrent assets and liabilities, net	(215)	(2)
Other, net	103	251

Net cash provided by operating activities	6,788	4,526

Investing Activities

Capital expenditures	(2,908)	(2,642)
Cash acquired in Nextel merger, net of cash paid	1,183	—
Purchase of US Unwired, net of cash acquired	(949)	—
Purchases of debt securities	(569)	(289)
Proceeds from maturities and sales of debt securities	618	374
Proceeds from sales of assets and other	597	19
Distributions from (investments in) affiliates, net	181	(10)
Other, net	(25)	(35)

Net cash used by investing activities	(1,872)	(2,583)

Financing Activities

Payments on debt	(1,139)	(1,685)
Proceeds from common stock issued	293	1,802
Dividends paid	(448)	(485)
Other, net	27	(14)

Net cash used by financing activities	(1,267)	(382)

Increase in Cash and Equivalents	3,649	1,561
Cash and Equivalents at Beginning of Period	4,176	2,287

Cash and Equivalents at End of Period	$7,825	$3,848

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(millions)

Year-to-Date September 30, 2005	Voting Common Stock	Non-voting Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Beginning 2005 balance	$2,950	$—	$11,873	$(586)	$(716)	$13,521
Net income	—	—	—	1,588	—	1,588
Common stock dividends	—	—	—	(443)	—	(443)
Preferred stock dividends	—	—	(5)	—	—	(5)
Common stock issued to Nextel shareholders	2,829	—	32,816	—	—	35,645
Common stock issued	47	—	332	—	—	379
Conversion of Nextel vested stock-based awards upon merger	—	—	606	—	—	606
Stock-based compensation expense	—	—	181	—	—	181
Tax benefit from stock compensation	—	—	37	—	—	37
Other, net	—	—	—	(2)	25	23

September 2005 balance	$5,826	$—	$45,840	$557	$(691)	$51,532

Shares Outstanding

Beginning 2005 balance	1,474.8	—
Common stock issued to Nextel shareholders	1,414.4	37.6
Common stock issued	23.7	—

September 2005 balance	2,912.9	37.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. In our opinion, the condensed consolidated interim financial statements reflect only adjustments consisting of normal recurring accruals, except as described in the notes below, needed to fairly present the consolidated financial position, results of operations, cash flows and comprehensive income of Sprint Nextel Corporation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these financial statements along with Sprint Corporation’s 2004 Form 10-K/A and its subsequent quarterly reports on Form 10-Q. Operating results for the 2005 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2005.

1. Basis of Consolidation and Presentation

Consolidation and Comparative Presentation

On August 12, 2005, a subsidiary of Sprint Corporation (Sprint) merged with Nextel Communications, Inc. (Nextel) for aggregate consideration of $37.8 billion. On August 12, 2005, Sprint also acquired US Unwired Inc. (US Unwired) for $949 million in cash. Nextel and US Unwired are each now wholly owned subsidiaries of Sprint. Both transactions were accounted for as purchases. In connection with the Nextel merger, Sprint Corporation changed its name to Sprint Nextel Corporation (Sprint Nextel). Sprint Nextel’s series 1 voting common stock now trades on the New York Stock Exchange (NYSE) under the symbol “S.” See Note 2 for further discussion of these transactions.

The condensed consolidated financial statements include the accounts of Sprint Nextel, its wholly owned subsidiaries and subsidiaries it controls. Investments in entities in which Sprint Nextel exercises significant influence but does not control are accounted for using the equity method. See Note 3 for additional information.

The condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Classification of Operations

Sprint Nextel is a global communications company and a leader in providing and integrating wireless, long distance and local communications services. Sprint Nextel offers a comprehensive range of wireless and wireline communications services to consumer, business and government customers. Sprint Nextel is widely recognized for developing, engineering and deploying innovative technologies, including two wireless networks offering mobile data services; instant national and international walkie-talkie capabilities; and an award-winning global Tier 1 Internet backbone.

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sprint Nextel’s business is divided into three segments: Wireless, Local and Long Distance operations. The results of Nextel and US Unwired are included in the Wireless segment. The product distribution business (North Supply) historically has been included in the Other segment for segment reporting purposes. However, due to the planned spin-off of the local telecommunications business, which is expected to include North Supply, the North Supply operations have been reclassified to Sprint Nextel’s Local segment for all periods presented in Note 12. It is expected that the operations of the Local segment will be presented as a discontinued operation when the spin-off occurs.

2. Business Combinations

Nextel Communications, Inc.

On August 12, 2005, a subsidiary of Sprint merged with Nextel and, as a result, Sprint acquired 100% of the outstanding common shares of Nextel in a transaction accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Nextel, now a wholly owned subsidiary of Sprint Nextel, provides wireless voice and data services in the U.S. The merger created the third largest wireless communications carrier in the United States based on the number of wireless subscribers. The results of Nextel’s operations have been included in the consolidated financial statements since the merger date.

The aggregate consideration paid for the merger is as follows:

Aggregate Consideration
(millions)
Payment to Nextel shareholders in cash	$969
Payment to Nextel shareholders in stock	35,645
Conversion of Nextel stock-based awards
Vested stock-based awards	606
Unvested stock-based awards	518
Direct acquisition costs	70

Total	$37,808

Sprint Nextel expects to spin-off its local telecommunications business to its shareholders on a tax-free basis. To mitigate the risk that the Sprint Nextel stock that was issued in the merger would preclude this tax-free treatment and to ensure that Sprint would be treated as the acquiring entity for accounting purposes, the merger agreement provided for an allocation of cash and shares of Sprint Nextel common stock, determined as of the date of the merger, to ensure that former Nextel shareholders would own slightly less than 50% of the equity interests of Sprint Nextel. Pursuant to this allocation, Nextel common shareholders received $969 million in cash and 1.452 billion shares of Sprint Nextel voting and non-voting common stock in the aggregate, or $0.84629198 and 1.26750218 shares of Sprint Nextel stock in exchange for each share of Nextel stock. In connection with the merger, Sprint Nextel amended its articles of incorporation to increase to 6.5 billion the number of shares of common stock authorized for issuance.

The value of the newly issued shares was calculated using the average of the per share closing sales prices of Sprint series 1 common stock on the NYSE for the period two business days before and through the two business days after the December 15, 2004 announcement of the merger.

In addition, Nextel stock-based awards were converted into Sprint Nextel stock-based awards with the shares issuable under and exercise prices of the awards adjusted based on an exchange ratio of 1.3 shares of Sprint Nextel common stock for each share of Nextel common stock, which represents approximately

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

104 million shares of Sprint Nextel common stock in the aggregate. The value of these awards was calculated by applying the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and resulted in $1.1 billion in Sprint Nextel stock-based awards. The fair value was calculated on the stock-based awards outstanding on the date of completion of the merger, which include options to purchase Sprint Nextel shares and deferred shares.

Sprint incurred approximately $70 million of direct acquisition costs associated with financial advisory, legal and other services, which were included in the total purchase price.

Sprint paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets of Nextel for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger, including, but not limited to, the following:

•	the combination of network assets enables Sprint Nextel to offer consumer, business and government subscribers a wide array of broadband wireless and integrated communications services;

•	the merger combines Nextel’s strength in business and government wireless services with Sprint’s position in consumer wireless and other data services, including services supported by Sprint’s global Internet protocol (IP) voice and data networks;

•	the merger gives Sprint Nextel extensive network and spectrum assets that it believes will provide competitive advantages that would not have been available to either company on a standalone basis;

•	the merger gives Sprint Nextel size and scale comparable to that of its two largest telecommunications competitors;

•	the merger allows Sprint Nextel to strategically position itself in the fastest growing areas of the telecommunications industry, such as walkie-talkie services, where Nextel is the industry leader; and

•	the merger gives Sprint Nextel increased size and economies of scale and greater financial flexibility, enabling Sprint Nextel to be run more efficiently than either company could operate on its own, providing the combined company with the opportunity to benefit from capital investment, cost and revenue and subscriber synergies.

Allocation of Purchase Price

SFAS No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the merger date. The allocation process requires an analysis of customer relationships, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; the intent of Sprint Nextel with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates.

The approach to the estimation of the fair values of the Nextel intangible assets was primarily based on the income approach valuation technique and involved the following:

•	preparation of discounted cash flow analyses;

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	determination of the fair value of identified significant intangible assets;

•	reconciliation of the individual assets’ returns with the weighted average cost of capital; and

•	allocation of the excess purchase price over the fair value of the identifiable assets and liabilities acquired to goodwill.

Under the purchase method of accounting, the assets and liabilities of Nextel were recorded at their respective fair values as of the date of the merger. Sprint Nextel is in the process of finalizing internal studies and third-party valuations of assets, including investments, property, plant and equipment, intangible assets, and certain liabilities. Given the size of the merger, the fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. When finalized, adjustments to goodwill may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date.

Preliminary Fair Value
(millions)
Current assets, including cash and equivalents of $2,152	$5,501
Property, plant and equipment	8,454
Goodwill	15,549
Spectrum licenses	14,240
Other indefinite life intangibles	400
Customer relationships and other definite life intangibles	10,448
Investments	2,680
Other assets	111
Current liabilities	(2,910)
Long-term debt	(8,984)
Deferred income taxes, net	(7,865)
Other long-term liabilities	(334)
Deferred compensation included in shareholders’ equity	518

Net assets acquired	$37,808

Sprint Nextel currently has not identified any material pre-merger contingencies where the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available that a loss had been incurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Management plans to rationalize certain redundant assets and activities, such as facilities, software and infrastructure assets, and to integrate the combined companies. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care and general and administrative functions. In connection with these activities, Sprint Nextel expects to incur significant costs over the next several years associated with such dispositions and integration activities, including the involuntary separations of Sprint Nextel employees. Management is in the process of finalizing these plans and expects to

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

execute these plans over the next few years. Sprint Nextel expects that the finalization of certain integration plans will result in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of Nextel and may also result in the need to shorten the useful lives of certain network and other property, plant and equipment.

In the 2005 third quarter, Sprint Nextel recorded $126 million of merger costs recognized under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as liabilities assumed in the purchase business combination. These costs are primarily associated with Nextel employee retention bonuses earned on the date of the merger and severance benefits for involuntary separations of Nextel employees. Additional liabilities for termination benefits to be provided to involuntarily separated Nextel employees are expected to be recognized as liabilities assumed in the purchase business combination.

In the 2005 third quarter, Sprint Nextel incurred $241 million of merger and integration costs included in selling, general and administrative expenses in the Consolidated Statements of Operations. These merger and integration costs include costs to adopt and launch a new branding strategy and logos, including costs to re-brand company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems and processes and other integration planning and execution costs and costs related to employee retention and involuntary separations of former Sprint employees. Employee termination benefits incurred in the 2005 third quarter include involuntary severance payments and related benefits for Sprint employees who have been identified to be displaced. Employee termination benefits to be paid were recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Additional liabilities for termination benefits to be provided to former Sprint employees are expected to be recognized under SFAS No. 112 when such costs are probable and estimable.

Property, Plant and Equipment Acquired

The fair values of property, plant and equipment acquired as of the merger date are as follows:

Preliminary Fair Value
(millions)
Network assets	$6,163
Building and improvements	239
Administrative and other assets	2,052

Total	$8,454

The weighted average remaining useful lives are 6 years for network assets, 3 years for building and improvements and 2 years for administrative assets. Other assets principally consisted of projects under construction and land which generally are not depreciable.

Goodwill and Intangibles Acquired

Goodwill resulting from the merger with Nextel is allocated to the Wireless segment. Goodwill includes a portion of value for assembled workforce, which is not separately classified from goodwill in accordance with SFAS No. 141. Goodwill and spectrum licenses are considered to have an indefinite life. They are not amortized, but rather are reviewed annually for impairment, or more frequently if indicators of impairment exist.

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Definite life intangibles include $9.5 billion associated with Nextel’s customer relationships, which will be amortized over five years using the sum of the years’ digits method, which Sprint Nextel believes best reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangibles primarily include the Nextel and Direct ConnectSM trade names, which will be amortized over 10 years on a straight-line basis. Based on the definite life intangibles at September 30, 2005, amortization expense will be $814 million for the remainder of 2005, $3.0 billion in 2006, $2.4 billion in 2007, $1.7 billion in 2008, $1.1 billion in 2009 and $486 million in 2010.

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred income tax liability was not recorded on the goodwill since it is not tax deductible. Deferred income tax liabilities were recorded on the other intangible assets acquired and will reverse as a tax benefit in the Consolidated Statements of Operations in proportion to and over the amortization period of the related intangibles or upon their write-off or disposition, if any.

Long-term Debt Assumed

The fair value of long-term debt assumed as of the merger date is as follows:

Preliminary Fair Value
(millions)
5.25% convertible senior notes due 2010, principal amount of $607 including a deferred premium of $3	$610
9.5% senior serial redeemable notes due 2011, principal amount of $85 including a deferred premium of $5	90
6.875% senior serial redeemable notes due 2013, principal amount of $1,473 including a deferred premium of $96	1,569
5.95% senior serial redeemable notes due 2014, principal amount of $1,170 including a deferred premium of $38	1,208
7.375% senior serial redeemable notes due 2015, principal amount of $2,137 including a deferred premium of $158	2,295
Bank credit facility, including a deferred premium of $6	3,206
Other	6

Total	$8,984

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the merger with Nextel was completed as of July 1, 2005 and 2004 for the quarters ended September 30, 2005 and 2004, respectively, and January 1, 2005 and 2004 for the year-to-date September 30, 2005 and 2004, respectively.

	Quarter Ended September 30,		Year-to-Date September 30,
	2005	2004	2005	2004
	(millions)
Net operating revenues	$11,209	$10,349	$32,773	$30,363

Net income (loss)	$409	$(1,991)	$1,383	$(1,796)

Diluted earnings (loss) per common share	$0.14	$(0.70)	$0.47	$(0.64)

The pro forma amounts represent the historical operating results of Sprint and Nextel with adjustments for purchase accounting and to conform accounting policies that affect net operating revenues, costs of services and

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

products, selling, general and administrative expenses, depreciation and amortization, interest expense, other income (expense), income taxes, and the elimination of intercompany activity.

US Unwired Inc.

On August 12, 2005, Sprint acquired US Unwired, which was a third party affiliate (a PCS Affiliate) in a transaction accounted for under the purchase method as required by SFAS No. 141 for a purchase price of $949 million in cash, net of cash on hand. Most of the purchase price was preliminarily allocated to goodwill in the amount of $1.1 billion and customer relationships of $276 million, all of which is reflected in the Wireless segment. SFAS No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of customer relationships, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; the intent of Sprint Nextel with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. Sprint Nextel has not completed its valuation of US Unwired’s assets and liabilities. Based on the definite life intangibles at September 30, 2005, amortization expense will be $34 million for the remainder of 2005, $120 million in 2006, $74 million in 2007 and $28 million in 2008.

The results of US Unwired’s operations have been included in the consolidated financial statements since the acquisition date. Pro forma information has not been provided, as the impact to prior periods would have been immaterial.

3. Investments

Specific investment types and the related carrying amounts include:

Investments in Debt Securities

Sprint Nextel’s investments in debt securities, including auction rate securities, with original or remaining maturities at purchase of greater than 90 days, but less than one year, are classified in current assets as marketable debt securities on the Consolidated Balance Sheets. Current debt securities totaled $1.1 billion at September 30, 2005 and $445 million at December 31, 2004. In addition, $91 million of debt securities with maturities of greater than one year were classified in investments as of December 31, 2004. There were no debt securities with maturities greater than one year at September 30, 2005. All debt securities are classified as available-for-sale.

Sprint Nextel also invested in debt securities with original or remaining maturities at purchase of 90 days or less. These securities are included in cash and equivalents on the Consolidated Balance Sheets.

Interest on these investments is reinvested and recognized in other income (expense), net in the Consolidated Statements of Operations. Sprint Nextel recognized approximately $26 million of interest income on these investments in the 2005 third quarter and a total of $45 million in the year-to-date period. Accumulated unrealized holding losses were immaterial as of the 2005 third quarter.

Investments in Equity Securities

The carrying value of Sprint Nextel’s investments in marketable equity securities was $622 million at September 30, 2005 and $90 million at December 31, 2004. These investments, reflected in investments on the Consolidated Balance Sheets, primarily consisted of EarthLink, Inc. (EarthLink) common stock and NII Holdings Inc. (NII Holdings) common stock, which was acquired as part of the merger with Nextel in the 2005

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

third quarter at a fair value of $892 million. Accumulated unrealized holding gains were $60 million (net of $34 million tax) at September 30, 2005 and $42 million (net of $25 million tax) at December 31, 2004 and were included in accumulated other comprehensive loss on the Consolidated Balance Sheets.

In the 2005 third quarter, Sprint Nextel received approximately $376 million in cash and recognized a $9 million gain, net of $6 million tax, on the sale of a portion of its holdings in NII Holdings common stock. Sprint Nextel continues to hold 7.4 million shares, or less than 10%, of the outstanding common stock of NII Holdings.

In the 2005 third quarter, in connection with the maturity of certain EarthLink variable prepaid forward contracts, 3.8 million shares of EarthLink common stock were used to settle approximately $30 million of the forward contracts. Sprint Nextel recognized a $1 million gain on this transaction, net of $1 million tax. In the 2005 year-to-date period, in connection with the maturity of certain EarthLink variable prepaid forward contracts, 8.3 million shares of EarthLink common stock were used to settle approximately $74 million of the forward contracts recorded in outstanding long-term debt. Sprint Nextel recognized a $4 million gain on this transaction, net of $3 million tax. At September 30, 2005, Sprint Nextel held 4.0 million shares of EarthLink common stock, down from 12.3 million shares at year-end 2004. The forecasted sale of a portion of these shares was hedged with variable prepaid forward contracts, which will continue to mature through the 2005 fourth quarter. See Note 10 for additional information.

Equity Method Investments

At September 30, 2005, investments accounted for using the equity method consisted primarily of Sprint Nextel’s investments in Virgin Mobile USA, LLC (Virgin Mobile USA) and Nextel Partners, Inc. (Nextel Partners), which was acquired as part of the merger with Nextel in the 2005 third quarter. These investments were reflected in investments on the Consolidated Balance Sheets. Certain other equity investments, including Call-Net Enterprises, Inc. (Call-Net), were carried at zero value at December 31, 2004.

Nextel Partners, Inc.

Sprint Nextel owned approximately 31% of the outstanding common stock of Nextel Partners with a carrying value of $2.3 billion at September 30, 2005. As a result of the merger with Nextel, the shareholders of Nextel Partners had the right, by majority vote of the holders of common stock other than Sprint Nextel, to require Sprint Nextel to purchase all of the outstanding shares of Nextel Partners stock that Sprint Nextel does not own at fair market value. On October 24, 2005, the Nextel Partners shareholders voted to exercise that right. This election triggers an appraisal process, requiring both Nextel Partners and Sprint Nextel to engage independent appraisers to determine the fair market value of the Nextel Partners stock for this purpose. A third appraiser will be appointed to resolve the matter of value if the first two appraisers’ valuations are more than 10 percent apart. It is estimated that the appraisal process will take at least four months to complete based on the time periods for the appraisals contemplated by the Nextel Partners charter, and possibly substantially longer given the uncertainties under the charter and the possibility of challenge. Sprint Nextel can give no assurance as to the value of the Nextel Partners’ stock or the timing of its purchase by Sprint Nextel.

In the 2005 third quarter, Sprint Nextel recorded $124 million of equity in earnings associated with its ownership interest in Nextel Partners, the majority of which related to a release by Nextel Partners of a significant portion of its deferred tax valuation allowance that was partially offset by income tax expense related to the first two quarters of 2005, as reported by Nextel Partners in connection with the announcement of its results in the 2005 third quarter.

Virgin Mobile USA, LLC

Since Virgin Mobile USA’s inception, Sprint Nextel has contributed approximately $180 million to the venture in the form of cash and discounted network services, thereby satisfying 100% of its original

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

commitments. In 2004, Sprint Nextel advanced $10 million to Virgin Mobile USA in the form of a loan to be repaid in 2005. An additional $10 million was advanced in the form of a loan in January 2005. Applying equity method accounting, Sprint Nextel has recognized losses to the extent of its investment, except that under the terms of the joint venture agreement, Sprint Nextel was guaranteed a $20 million distribution in the event of liquidation.

In July 2005, Sprint Nextel received approximately $200 million from Virgin Mobile USA representing a loan repayment of $20 million and a return of capital of $180 million resulting in a negative investment balance of $180 million at September 30, 2005. Virgin Mobile USA funded the distribution with proceeds from a loan. Accordingly, although Sprint Nextel has no obligation to provide future funding to the joint venture or to return the distribution, it has accounted for the return of capital as a negative investment. As a result of this repayment, under the terms of the joint venture agreement, Sprint Nextel no longer holds any right to a guaranteed distribution in liquidation. Sprint Nextel’s investment in Virgin Mobile USA was $20 million at December 31, 2004.

Rogers Communications, Inc.

In July 2005, Rogers Communications, Inc. (RCI) acquired Call-Net in a stock for stock transaction, including the common shares and class B shares of Call-Net owned by Sprint Nextel. Prior to Call-Net’s acquisition by RCI, Sprint Nextel accounted for its investment in Call-Net as an equity method investment carried at a zero basis with previously recognized carry-over losses. The RCI stock received in exchange was recorded at fair value as an equity security investment and a gain of $11 million, net of $7 million tax, was recognized. Subsequent changes in the value of this investment have been recorded in other comprehensive income.

Combined, unaudited, summarized financial information as reported by the investees accounted for using the equity method was as follows:

	Quarter Ended September 30,		Year-to-Date September 30,
	2005	2004	2005	2004
	(millions)
Results of operations
Net operating revenues	$709	$302	$2,379	$891

Operating income (loss)	$154	$(29)	$428	$(85)

Net income (loss)	$423	$(24)	$542	$(107)

Sprint Nextel’s equity in earnings (losses) of affiliates	$124	$(8)	$116	$(30)

4. Restructuring and Asset Impairment

See Note 2 for discussion of merger and integration costs associated with the merger with Nextel.

Organizational Realignment

In the 2003 fourth quarter, Sprint Nextel initiated a company-wide effort (Organizational Realignment) to create a more efficient cost structure by realigning internal resources to enhance our focus on the needs and preferences of two distinct consumer types—businesses and individuals. As decisions to reduce the work force are made, charges are recognized for associated severance costs.

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Restructuring Activity

In the 2003 second quarter, Sprint Nextel announced the wind-down of its web hosting service. Restructurings of other Long Distance operations also occurred in the continuing effort to create a more efficient cost structure (Web Hosting Wind-down). These decisions have resulted in pre-tax charges of $444 million through September 30, 2005, including asset impairment charges of $316 million, employee severance charges associated with the involuntary separation of approximately 600 employees of $13 million and facility lease termination charges of $115 million.

The Organizational Realignment and Other Restructuring Activity is summarized as follows:

	December 31, 2004 Liability Balance	2005 Activity		September 30, 2005 Liability Balance
		Restructuring Charge	Cash Payments
	(millions)
Restructuring Events
Organizational Realignment
Severance	$67	$12	$51	$28
Other exit costs	8	(4)	2	2

Web Hosting Wind-down
Other exit costs	93	6	18	81

Total	$168	$14	$71	$111

Other Asset Impairments

In the 2005 third quarter, Sprint Nextel recorded a $29 million asset impairment primarily related to hurricane damage. In the 2005 second quarter, Sprint Nextel recorded a $28 million asset impairment related to the write-down of various software applications.

In the 2004 third quarter, Sprint Nextel determined that business conditions and events impacting its Long Distance operations constituted a “triggering event” requiring an evaluation of the recoverability of the Long Distance long-lived assets, which resulted in a non-cash asset impairment charge of $3.52 billion pre-tax, reducing the net carrying value of Long Distance property, plant and equipment by about 60% to $2.29 billion. Additionally, Sprint Nextel had classified its wholesale Dial IP business as assets being “held for sale,” and recognized a pre-tax non-cash charge of $21 million to adjust the carrying value of these assets to fair value.

5. Earnings Per Share and Stock-based Compensation

Earnings per Share

Basic earnings per common share is calculated by dividing earnings applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under Sprint Nextel’s equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of Sprint Nextel’s convertible senior notes computed using the if-converted method.

Dilutive securities consisting of shares issuable under Sprint Nextel’s equity plans used in calculating earnings per common share were 24.6 million shares for the 2005 third quarter and 19.9 million for the 2005 year-to-date periods. All 10.3 million shares issuable upon the assumed conversion of Sprint Nextel’s convertible

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the 2005 third quarter and year-to-date periods due to their antidilutive effects. Additionally, about 54.5 million average shares and 52.9 million average shares issuable under the equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the 2005 third quarter and year-to-date periods as the exercise prices exceeded the average market price during these periods.

Dilutive securities used in calculating earnings per share for the 2004 third quarter and the 2004 year-to-date periods were antidilutive in calculating loss per share because Sprint Nextel incurred net losses. About 87.7 million and 89.4 million average shares issuable under the equity plans that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the 2004 third quarter and the 2004 year-to-date periods as the exercise prices exceeded the average market price during these periods.

Stock-based Compensation

Effective January 1, 2003, Sprint Nextel adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective method. Upon adoption, Sprint Nextel began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003 using the Black-Scholes-Merton model. The following table illustrates the effect on net income and earnings per share of stock-based compensation included in net income and the effect on net income and earnings per share for grants issued on or before December 31, 2002, had Sprint Nextel applied the fair value recognition provisions of SFAS No. 123.

	Quarter Ended September 30,		Year-to-Date September 30,
	2005	2004	2005	2004
	(millions)
Net income (loss), as reported	$516	$(1,910)	$1,588	$(1,449)
Add: Stock-based employee compensation expense included in reported net income, net of income tax of $39, $12, $66, and $37	67	22	115	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax of $39, $15, $71, and $53	(69)	(27)	(124)	(92)

Pro forma net income (loss)	$514	$(1,915)	$1,579	$(1,476)

Earnings (loss) per common share:
Basic—as reported	$0.23	$(1.32)	$0.92	$(1.02)

Basic—pro forma	$0.23	$(1.32)	$0.91	$(1.04)

Diluted—as reported	$0.23	$(1.32)	$0.91	$(1.02)

Diluted—pro forma	$0.23	$(1.32)	$0.90	$(1.04)

Sprint Nextel recognized pre-tax charges of $98 million in the 2005 third quarter and $152 million in the 2005 year-to-date period compared to $19 million in the 2004 third quarter and $62 million in the 2004 year-to-date period related to stock-based grants issued after December 31, 2002 and grants of restricted stock made in 2002 and previous years.

Sprint Nextel recognized pre-tax charges of $8 million in the 2005 third quarter and $29 million in the 2005 year-to-date period compared to $15 million in the 2004 third quarter and $40 million in the 2004 year-to-date

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

period of non-cash expense related to the recombination of FON common stock and PCS common stock on April 23, 2004. The charges primarily reflect application of stock option expensing for modifications, resulting from the recombination, to PCS stock options granted before January 1, 2003, as required by SFAS No. 123.

6. Employee Benefit Information

The net periodic benefit cost consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended September 30,		Quarter Ended September 30,
	2005	2004	2005	2004
	(millions)
Service cost	$34	$29	$4	$4
Interest cost	66	63	10	18
Expected return on plan assets	(82)	(75)	—	(1)
Amortization of transition asset	—	(1)	(1)	—
Amortization of prior service cost	4	4	(17)	(13)
Amortization of net loss	27	25	7	13

Net benefit expense	$49	$45	$3	$21

	Pension Benefits		Other Postretirement Benefits
	Year-to-Date September 30,		Year-to-Date September 30,
	2005	2004	2005	2004
	(millions)
Service cost	$101	$100	$10	$11
Interest cost	198	187	38	48
Expected return on plan assets	(246)	(227)	(2)	(2)
Amortization of transition asset	—	(2)	(1)	(1)
Amortization of prior service cost	12	12	(41)	(37)
Amortization of net loss	82	67	20	30

Net benefit expense	$147	$137	$24	$49

Sprint Nextel contributed $300 million to its pension plan in January 2005. This is the only contribution Sprint Nextel expects to make in 2005.

In the third quarter of 2005, Sprint Nextel eliminated prescription drug benefits for Medicare-eligible retirees, replacing them with a $500 annual reimbursement of Medicare premiums, effective in 2006. This change necessitated a remeasurement of the postretirement medical benefits obligation as of July 1, 2005. This remeasurement, which was calculated using a 5.25% weighted average discount rate, reduced expense recognized during the quarter by $7 million.

7. Commitments and Contingencies

Litigation, Claims and Assessments

In July and August 2005, several PCS Affiliates filed lawsuits in various courts, alleging that the merger between Sprint and Nextel would result in breaches of exclusivity provisions in their management agreements

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with Sprint Nextel subsidiaries. Suits were brought by UbiquiTel and UbiquiTel Operating Company, iPCS Wireless, Inc., Horizon Personal Communications Inc. and Bright Personal Communications Services LLC, which are both subsidiaries of iPCS Wireless, Enterprise Digital PCS LLC, Enterprise Wireless LLC and Enterprise Communications Partnership, and Airgate PCS, Inc.

The lawsuits seek, among other things, to enjoin the defendants from engaging in certain post-merger business conduct in the respective service areas of the PCS Affiliates, and unspecified damages caused by the alleged breach. UbiquiTel, iPCS Wireless, Horizon Personal Communications and Bright Personal Communications Services have all entered into forbearance agreements with Sprint Nextel governing certain business practices addressed by the litigation until trial of the suits scheduled for December 2005, or through December 31, 2005. Sprint Nextel and its subsidiaries intend to defend all of these lawsuits vigorously.

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against Sprint Nextel and its directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations (FON Group) and the wireless operations (PCS Group) before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In early 2005, the court denied defendants’ motion to dismiss the complaint and discovery is proceeding. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously.

In 2003, certain participants in the Sprint Nextel Retirement Savings Plan and the Sprint Nextel and Centel Retirement Savings Plans for Bargaining Unit Employees filed suit in the U.S. District Court for the District of Kansas against Sprint Nextel, the committees that administer the plans, the plan trustee, and various current and former directors and officers. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the Employee Retirement Income Security Act of 1974 (ERISA) statutes by making the company matching contribution in company stock and by including company stock among the thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of FON common stock and PCS common stock during the class period. All defendants have denied plaintiffs’ allegations.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that Sprint Nextel’s 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against Sprint Nextel and certain current and former officers and directors, and seek to recover any decline in the value of FON and PCS common stock during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and Sprint Nextel’s former independent auditor, were dismissed by the court in April 2004.

A number of putative class action cases that allege Sprint Communications Company LP failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class has been certified. In 2002, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The U.S. Supreme Court declined to review the Seventh Circuit’s decision, and the parties now are proceeding with litigation and/or settlement negotiations on a state by state basis. In 2001, Sprint Nextel accrued an expense reflecting the estimated settlement costs of these suits.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint Nextel or its subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint Nextel’s beliefs, Sprint Nextel expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint Nextel or its business segments.

Spectrum Rebanding Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the Federal Communications Commission (FCC), which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 megahertz (MHz) band. Under the terms of the Report and Order, prior to the August 12, 2005 merger date, Nextel surrendered its spectrum rights in the 700 MHz spectrum band and certain portions of its spectrum rights in the 800 MHz band, and received spectrum rights in the 1.9 gigahertz (GHz) band and spectrum rights in a different part of the 800 MHz band and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan. Based on the FCC’s determination of the values of the spectrum rights received and relinquished by Nextel, the minimum obligation incurred under the Report and Order will be $2.8 billion. The Report and Order also provides that qualifying costs Sprint Nextel incurs as part of the reconfiguration plan, including costs to reconfigure its own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, Sprint Nextel is obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.

The Report and Order requires Sprint Nextel to complete the reconfiguration plan within a 36-month period. In addition, a financial reconciliation is required to be completed in 2008 at the end of the reconfiguration implementation, at which time Sprint Nextel would be required to make a payment to the United States Department of the Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above.

At August 12, 2005, Sprint Nextel had recorded a liability of $403 million associated with the estimated portion of the reconfiguration costs that represents Sprint Nextel’s current estimate of amounts to be paid under the Report and Order that will not benefit infrastructure or spectrum positions of Sprint Nextel. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as fixed assets or as additions to the spectrum license intangible asset, consistent with Sprint Nextel’s accounting and capitalization policy. The following table presents the activities related to the Report and Order:

	August 12, 2005	Funds Expended	September 30, 2005
	(millions)
Property, plant and equipment	$239	$44	$283
Intangible assets	451	28	479
Recorded liabilities under the Report and Order, including current portion	(403)	24	(379)

	$287	$96	$383

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2005, Sprint Nextel had submitted $17 million in costs to the Transition Administrator under the Report and Order, all of which had been approved for credit against the $2.8 billion obligation. Sprint Nextel will seek credit against the $2.8 billion minimum obligation for substantially all of the remaining $366 million of reconfiguration-related costs incurred through September 30, 2005. As of September 30, 2005, assuming full credit for expenditures made to date, Sprint Nextel’s remaining minimum obligation would have been $2.4 billion.

8. Income Taxes

The differences that caused Sprint Nextel’s effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year-to-Date September 30,
	2005	2004
	(millions)
Income tax expense (benefit) at the federal statutory rate	$890	$(803)
Effect of:
State income taxes, net of federal income tax effect	80	(48)
Other, net	(16)	5

Income tax expense (benefit)	$954	$(846)

Effective income tax rate	37.5%	36.9%

9. Communication Towers Lease Transaction

In May 2005, Sprint Nextel closed a transaction with Global Signal, Inc. (Global Signal), under which Global Signal acquired exclusive rights to lease or operate more than 6,600 communications towers owned by Sprint Nextel for a negotiated lease term, which is the greater of the remaining terms of the underlying ground leases, approximately 17 years at present, or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms. Sprint Nextel has subleased space on approximately 6,400 of the towers from Global Signal for a minimum of ten years. Sprint Nextel will maintain ownership of the towers, and will continue to reflect the towers on its Consolidated Balance Sheet. This transaction is not expected to materially affect the operational results of the Wireless operations.

At closing, Sprint Nextel received proceeds of approximately $1.2 billion, which were recorded as deferred rental income—communication towers on its Consolidated Balance Sheet, and are being recognized as a reduction of lease expense related to the tower operating costs on a straight-line basis over approximately 17 years, the remaining terms of the underlying ground leases.

10. Accounting for Derivative Instruments

Risk Management Policies

Sprint Nextel’s derivative instruments include interest rate swaps, stock warrants, variable prepaid forward contracts, and foreign currency forward and option contracts. Sprint Nextel’s derivative transactions are used principally for hedging purposes. The Sprint Nextel board of directors has authorized Sprint Nextel to enter into derivative transactions, and all transactions comply with Sprint Nextel’s risk management policies.

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sprint Nextel enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. Interest rate swap agreements that are designated as fair value hedges effectively convert Sprint Nextel’s fixed-rate debt to a floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Interest rate swap agreements designated as cash flow hedges reduce the impact of interest rate movements on future interest expense by effectively converting a portion of Sprint Nextel’s floating-rate debt to a fixed rate.

In certain business transactions, Sprint Nextel is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transactions and are not designated as hedging instruments.

Sprint Nextel enters into variable prepaid forward contracts which reduce the variability in expected cash flows related to a forecasted sale of the underlying equity securities held as available for sale.

Sprint Nextel’s foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint Nextel enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint Nextel’s primary transaction exposure results from net payments made to and received from overseas telecommunications companies for completing international calls made by Sprint Nextel’s domestic customers and the operation of its international subsidiaries.

Interest Rate Swaps

The interest rate swaps met all the required criteria under derivative accounting rules for the assumption of perfect effectiveness resulting in no impact on earnings during the life of the swap. Sprint Nextel held only fair-value hedges during 2004 and in the period ending September 30, 2005.

Sprint Nextel’s interest rate swap activity generated a net liability of $10 million at September 30, 2005 compared to a net asset of $19 million as of December 31, 2004, resulting from changes in the fair value of the interest rate swaps. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying long-term debt.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. Sprint Nextel’s net derivative gains on stock warrants were immaterial in all periods presented.

Net Purchased Equity Options

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges. In the 2005 third quarter, 3.8 million shares of EarthLink common stock were used to settle a portion of the prepaid forward contracts, which resulted in a $2 million pre-tax gain. In the 2005 year-to-date period, 8.3 million shares of EarthLink common stock were used to settle a portion of the prepaid forward contracts, which resulted in a $7 million pre-tax gain. Prepaid forward contracts associated with the forecasted sale of approximately 2.9 million shares of EarthLink common stock remain outstanding at September 30, 2005 and will settle by December 31, 2005. Accumulated unrealized losses related to these hedges were $5 million

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(net of $3 million tax) at September 30, 2005. These unrealized losses were included in accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

Concentrations of Credit Risk

Sprint Nextel’s accounts receivable are not subject to any concentration of credit risk. Sprint Nextel controls credit risk of its interest rate swap agreements and foreign currency contracts through credit approvals, dollar exposure limits and internal monitoring procedures. In the event of nonperformance by counterparties, Sprint Nextel’s accounting loss would be limited to the net amount it would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, Sprint Nextel does not anticipate nonperformance by any of its counterparties to these agreements.

11. Other Financial Information

Supplemental Cash Flows Information

Sprint Nextel’s net cash paid (received) for interest and income taxes was as follows:

	Year-to-Date September 30,
	2005	2004
	(millions)
Interest (net of capitalized interest)	$887	$1,039

Income taxes	$78	$(42)

Sprint Nextel’s non-cash investing and financing activities included the following:

	Year-to-Date September 30,
	2005	2004
	(millions)
Common stock issued:
Acquisition of Nextel	$35,645	$—

Sprint Nextel’s employee benefit stock plans	$86	$53

Settlement of shareholder suit	$—	$5

Vested stock option awards exchanged in acquisition of Nextel	$606	$—

EarthLink common stock used to extinguish debt	$74	$—

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Segment Information

Sprint Nextel is divided into three main lines of business: Wireless, Local and Long Distance.

Sprint Nextel generally manages its segments to the operating income level of reporting. Items below operating income are managed at a corporate level. The reconciliation from operating income to net income is shown on the face of the Consolidated Statements of Operations.

Segment financial information was as follows:

Quarter Ended September 30,	Wireless	Local	Long Distance	Corporate and Eliminations(1)(2)	Consolidated
	(millions)
2005
Net operating revenues	$6,190	$1,672	$1,735	$(262)	$9,335
Affiliated revenues	6	72	184	(262)	—
Operating income (loss)	581	455	128	(241)	923

2004
Net operating revenues	$3,760	$1,596	$1,808	$(242)	$6,922
Affiliated revenues	7	66	169	(242)	—
Operating income (loss)	451	405	(3,570)	(1)	(2,715)

Year-to-Date September 30,	Wireless	Local(3)	Long Distance	Corporate and Eliminations(1)(2)(3)	Consolidated
	(millions)
2005
Net operating revenues	$14,098	$4,860	$5,172	$(746)	$23,384
Affiliated revenues	19	199	528	(746)	—
Operating income (loss)	1,661	1,351	410	(267)	3,155

2004
Net operating revenues	$10,811	$4,814	$5,593	$(720)	$20,498
Affiliated revenues	21	196	503	(720)	—
Operating income (loss)	1,146	1,281	(3,698)	(2)	(1,273)

(1)	Revenues eliminated in consolidation consist principally of access fees charged to Long Distance by Local, interexchange services provided to Local by Long Distance, Long Distance services provided to Wireless for resale to Wireless customers and for internal business use, equipment purchases from North Supply and commissions from segmental cross-selling of products and services.
(2)	In the 2005 third quarter, Sprint Nextel recognized $241 million in pre-tax merger and integration costs. In the 2005 year-to-date period, Sprint Nextel recognized $268 million in pre-tax merger and integration costs. These charges have been reflected as unallocated corporate costs and therefore have been excluded from segment results.
(3)	North Supply historically has been included in the Other segment for segment reporting purposes. However, due to the planned spin-off of the local telecommunications business, which is expected to include North Supply, the North Supply operations have been reclassified to Sprint Nextel’s Local segment for all periods presented.

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net operating revenues by product and services were as follows:

Quarter Ended September 30,	Wireless	Local(3)	Long Distance	Corporate and Eliminations(1)(3)	Consolidated
	(millions)
2005
Wireless services	$5,362	$—	$—	$(6)	$5,356
Wireless equipment	601	—	—	—	601
Voice	—	1,082	1,085	(215)	1,952
Data	—	251	402	(18)	635
Internet	—	—	188	(2)	186
Other(2)	227	339	60	(21)	605

Total net operating revenues	$6,190	$1,672	$1,735	$(262)	$9,335

2004
Wireless services	$3,244	$—	$—	$(7)	$3,237
Wireless equipment	350	—	—	—	350
Voice	—	1,105	1,131	(190)	2,046
Data	—	214	427	(16)	625
Internet	—	—	180	(3)	177
Other(2)	166	277	70	(26)	487

Total net operating revenues	$3,760	$1,596	$1,808	$(242)	$6,922

Year-to-Date September 30,	Wireless	Local(3)	Long Distance	Corporate and Eliminations(1)(3)	Consolidated
	(millions)
2005
Wireless services	$12,116	$—	$—	$(19)	$12,097
Wireless equipment	1,305	—	—	—	1,305
Voice	—	3,272	3,204	(620)	5,856
Data	—	724	1,234	(46)	1,912
Internet	—	—	544	(6)	538
Other(2)	677	864	190	(55)	1,676

Total net operating revenues	$14,098	$4,860	$5,172	$(746)	$23,384

2004
Wireless services	$9,285	$—	$—	$(21)	$9,264
Wireless equipment	1,115	—	—	—	1,115
Voice	—	3,388	3,481	(568)	6,301
Data	—	614	1,317	(54)	1,877
Internet	—	—	617	(10)	607
Other(2)	411	812	178	(67)	1,334

Total net operating revenues	$10,811	$4,814	$5,593	$(720)	$20,498

(1)	Revenues eliminated in consolidation consist principally of access fees charged to Long Distance by Local, interexchange services provided to Local by Long Distance, Long Distance services provided to Wireless for resale to Wireless customers and for internal business use, equipment purchases from North Supply and commissions from segmental cross-selling of products and services.

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Other revenues in Wireless consist primarily of revenue retained from affiliates and revenue from wholesale wireless services. Other revenues in Local and Long Distance were generated primarily from equipment sales.
(3)	North Supply historically has been included in the Other segment for segment reporting purposes. However, due to the planned spin-off of the local telecommunications business, which is expected to include North Supply, the North Supply operations have been reclassified to Sprint Nextel’s Local segment for all periods presented.

13. Recently Issued Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions, through the use of fair-value-based methods of recognizing cost. This statement is effective for Sprint Nextel as of January 1, 2006.

Sprint Nextel voluntarily adopted fair value accounting for share-based payments effective January 1, 2003, under SFAS No. 123 as amended by SFAS No. 148, using the prospective method. Upon adoption Sprint Nextel began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. Further, in connection with the tracking stock recombination, as required by SFAS No. 123, Sprint Nextel accounted for the conversion of PCS stock options to FON stock options as a modification and accordingly applied stock option expensing to FON stock options resulting from the conversion of PCS stock options granted before January 1, 2003.

The revised standard will require Sprint Nextel to begin to recognize compensation cost for unvested common stock options granted to Sprint employees before January 1, 2003, which are outstanding as of January 1, 2006. This requirement to recognize expense on these unvested grants is expected to be immaterial to Sprint Nextel.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the definition of abnormal provided in ARB No. 43, Chapter 4, Inventory Pricing. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Sprint Nextel does not expect the adoption of this standard to have a material impact on its financial statements.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. This statement eliminates the exception to fair value measurement in the exchange of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. That standard indicates that an exchange does not have commercial substance if it is not expected to significantly change the cash flows of the reporting entity. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on Sprint Nextel’s financial statements.

SPRINT NEXTEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

FASB Interpretation No. 47

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. This interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations, is effective no later than the end of fiscal years ending after December 15, 2005. Sprint Nextel is evaluating FIN 47 for any impact to the financial statements from the original 2003 adoption of SFAS No. 143.

14. Subsequent Events

Dividend Declaration

On October 10, 2005, Sprint Nextel’s board of directors declared a dividend of 2.5 cents per share on Sprint Nextel common stock payable to shareholders of record at the close of business on December 9, 2005. The dividend will be paid on December 30, 2005.

PCS Affiliate Acquisitions

On October 3, 2005, Sprint Nextel acquired Gulf Coast Wireless Limited Partnership (Gulf Coast Wireless), a former PCS Affiliate, for $288 million in cash.

On October 20, 2005, Sprint Nextel acquired IWO Holdings, Inc. (IWO Holdings), a former PCS Affiliate, for $219 million in cash.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have reviewed the condensed consolidated balance sheet of Sprint Nextel Corporation, formerly known as Sprint Corporation, and subsidiaries (the Company) as of September 30, 2005, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Accounting Oversight Board (United States), the consolidated balance sheet of Sprint Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

McLean, Virginia

November 8, 2005

Part I.

Item 2.

SPRINT NEXTEL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-looking Information

Sprint Nextel Corporation (Sprint Nextel) includes certain estimates, projections and other forward-looking statements in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the uncertainties related to the benefits of the Nextel Communications, Inc. (Nextel) merger, including anticipated synergies and cost savings and the timing thereof;

•	the uncertainties related to, and the impact of, the contemplated spin-off of Sprint Nextel’s local telecommunications business;

•	the effects of vigorous competition and the overall demand for Sprint Nextel’s service offerings in the markets in which Sprint Nextel operates;

•	the costs and business risks associated with providing new services and entering new markets;

•	adverse change in the ratings afforded Sprint Nextel’s debt securities by ratings agencies;

•	the ability of Sprint Nextel’s Wireless segment to continue to grow and improve profitability;

•	the ability of Sprint Nextel’s Local and Long Distance segments to achieve expected revenues;

•	the effects of mergers and consolidations in the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the uncertainties related to Sprint Nextel’s investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of Sprint Nextel’s business strategies;

•	the impact of new, emerging and competing technologies on Sprint Nextel’s business;

•	unexpected results of litigation filed against Sprint Nextel;

•	a significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for the iDEN network;

•	adverse network performance, including any performance issues resulting from the reconfiguration of the 800 megahertz (MHz) band of the integrated Digital Enhanced Network (iDEN®) that is contemplated by the Federal Communications Commission’s (FCC) Report and Order, released in August 2004 and supplemented thereafter;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order and deployment of enhanced 911 services on the iDEN network;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	inability of third parties to perform to Sprint Nextel’s requirements under agreements related to business operations;

•	one or more of the markets in which Sprint Nextel competes being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which Sprint has no control; and

•	other risks referenced from time to time in Sprint Nextel’s filings with the Securities and Exchange Commission (SEC), including its Form 10-K for the year ended December 31, 2004, as amended, and its quarterly reports on Form 10-Q for the subsequent quarterly periods.

The words “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Sprint Nextel is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events. Sprint Nextel provides a detailed discussion of risk factors in various SEC filings, including its 2004 Form 10-K, as amended, and you are encouraged to review these filings.

Overview

Nextel Merger and Contemplated Local Spin-off

On August 12, 2005, a subsidiary of Sprint Corporation (Sprint) merged with Nextel and, as a result, Sprint acquired 100% of the outstanding common shares of Nextel in a transaction accounted for as a purchase. In connection with the Nextel merger, Sprint changed its name to Sprint Nextel. Sprint Nextel’s series 1 voting common stock now trades on the New York Stock Exchange (NYSE) under the symbol “S.” The aggregate consideration paid for the merger was approximately $37.8 billion. Sprint Nextel expects to spin-off its local telecommunications business, which is referred to herein as the New Local Company, to its shareholders on a tax-free basis. To mitigate the risk that the Sprint Nextel stock that was issued in the merger would preclude this tax-free treatment and to ensure that Sprint would be is treated as the acquiring entity for accounting purposes, the merger agreement provided for an allocation of cash and shares of Sprint Nextel common stock, determined as of the date of the merger, to ensure that former Nextel shareholders would own slightly less than 50% of the equity interests of Sprint Nextel. Pursuant to this allocation, Nextel common shareholders received $969 million in cash and 1.452 billion shares of Sprint Nextel voting and non-voting common stock in the aggregate, or $0.84629198 and 1.26750218 shares of Sprint Nextel stock in exchange for each share of Nextel stock. It is anticipated that the common stock of the New Local Company will trade on the NYSE and that the spin-off will be completed in the 2006 second quarter.

Sprint merged with Nextel for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger, including, but not limited to, the following:

•	the combination of network assets enables Sprint Nextel to offer consumer, business and government subscribers a wide array of broadband wireless and integrated communications services;

•	the merger combines Nextel’s strength in business and government wireless services with Sprint’s position in consumer wireless and other data services, including services supported by Sprint’s global Internet protocol (IP) voice and data networks;

•	the merger gives Sprint Nextel extensive network and spectrum assets that it believes will provide competitive advantages that would not have been available to either company on a standalone basis;

•	the merger gives Sprint Nextel size and scale comparable to that of its two largest telecommunications competitors;

•	the merger allows Sprint Nextel to strategically position itself in the fastest growing areas of the telecommunications industry, such as walkie-talkie services, where Nextel is the industry leader; and

•	the merger gives Sprint Nextel increased size and economies of scale and greater financial flexibility, enabling Sprint Nextel to be run more efficiently than either company could operate on its own, providing the combined company with the opportunity to benefit from capital investment, cost and revenue and subscriber synergies.

Sprint Nextel expects to recognize significant synergies associated with this merger, the components of which include:

•	revenue and subscriber synergies primarily arising out of cross-selling opportunities and the accelerated deployment of new features and services;

•	reduced capital spending due to elimination of a data overlay network for the iDEN platform, reduced construction costs, expected volume discounts and benefits of increased purchasing capacity and reduced and consolidated facilities and back-office functions;

•	reduced network operating costs primarily arising out of co-location of cell sites, reduced personnel costs and migration of Nextel backhaul and other telecommunications traffic to Sprint Nextel’s long-haul infrastructure;

•	reduced selling, general and administrative expenses primarily arising out of consolidation of customer care, billing and other IT functions, increased scale and volume discounts and reducing combined sales and marketing costs and general administrative expenses; and

•	marketing, sales and fulfillment savings as a result of headcount savings, the rationalization of distribution channels, greater volume discounts on devices and other scale benefits.

These synergies are expected to be realized over a multi-year time frame with the majority of the benefits to be realized beginning in the 2007 and 2008 timeframe. However, Sprint Nextel believes that its operating results for at least the next several quarters will be negatively impacted by costs that will be incurred to achieve these synergies. Such costs will include incremental advertising associated with increasing brand awareness of Sprint Nextel, costs associated with the spin-off of the New Local Company, costs associated with integrating back office systems, severance costs associated with the termination of the employment of certain employees, and lease and other contract termination costs. In addition, Sprint Nextel’s results will be negatively impacted by significant additional non-cash amortization charges associated primarily with the value of the customer relationships that were acquired in the merger, as well as additional non-cash charges for stock-based compensation associated with the Nextel employees.

Business

Sprint Nextel offers a comprehensive suite of wireless and wireline communications products and services that are designed to meet the particular needs of its targeted customer groups: consumer, business and government customers. Its operations are divided into three lines of business: Wireless, Local and Long Distance. Sprint Nextel owns extensive wireless networks and a global long distance backbone. In the 2005 third quarter, a subsidiary of Sprint merged with Nextel, making Sprint Nextel one of the three largest wireless companies in the United States based on the number of wireless subscribers.

Sprint Nextel holds wireless spectrum licenses that cover the entire United States population, including Puerto Rico and the U.S. Virgin Islands. Sprint Nextel, together with third party affiliates (PCS Affiliates) and Nextel Partners, Inc. (Nextel Partners), offers digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands and provides wireless coverage to a total domestic population of 273 million. The PCS Affiliates, through commercial arrangements with Sprint Nextel, provide wireless services under the Sprint brand name in certain mid-sized and tertiary U.S. markets, on wireless networks built and operated at their expense using spectrum owned and controlled by Sprint Nextel. Nextel Partners provides digital wireless communications services under the Nextel brand name in certain mid-sized and tertiary U.S. markets.

Sprint Nextel, together with the PCS Affiliates, Nextel Partners and resellers of Sprint Nextel’s wireless service, served more than 47.5 million wireless subscribers at the end of the 2005 third quarter. Sprint Nextel also provides regulated local exchange telephone services to approximately 7.4 million access lines in its franchise territories in 18 states. In addition, Sprint Nextel provides long-distance wireline communications services and is one of the largest carriers of Internet traffic.

Sprint Nextel operates in an industry that has been and continues to be subject to consolidation and dynamic change. Therefore, Sprint Nextel routinely reassesses its business strategies and their implications on its operations and these assessments may continue to impact the future valuation of its long-lived assets. As part of its overall business strategy, Sprint Nextel regularly evaluates opportunities to expand and complement its business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on its business, financial condition, liquidity and/or results of operations.

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. The FCC and state public utility commissions also regulate the provision of telecommunications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to Sprint Nextel’s business could impose significant additional costs on Sprint Nextel either in the form of direct out-of-pocket costs or additional compliance obligations.

Management Overview

Through its Wireless segment, Sprint Nextel offers a wide array of digital voice and data services utilizing networks that operate using code division multiple access (CDMA) and iDEN technology. Sprint Nextel is continuing to execute its plans for faster wireless data speeds by deploying the high-speed EV-DO (Evolution Data Optimized) technology across the CDMA network. With peak rates of up to 2.0 megabits per second for downloads, EV-DO accelerates average mobile-device data speeds up to 10 times faster than on the prior generation network. In addition, this technology delivers superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards™. The services supported by this technology, marketed as “PowerVisionSM,” allow consumer and business subscribers to use their EV-DO-enabled PCS devices to exchange instant messages, exchange personal and corporate e-mail, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly. Sprint Nextel’s first commercial rollout of EV-DO was in the 2005 second quarter, and subsequent rollouts will continue through early 2006.

Sprint Nextel’s Local segment consists mainly of regulated incumbent local phone companies serving approximately 7.4 million access lines in 18 states. Services provided by Local include local and nationwide long distance voice and data services, including Digital Subscriber Line (DSL) services, sales of telecommunications equipment, including wholesale distribution of telecommunications products through the product distribution business (North Supply), and other telecommunications-related services.

Through its Long Distance segment, Sprint Nextel provides a broad suite of wireline communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as IP and frame relay, and managed network services. Sprint Nextel also provides services to the cable telephony market through arrangements with cable companies that resell Sprint Nextel long distance service and/or use Sprint Nextel back office systems and network assets in support of their telephone service provided over cable facilities. Sprint Nextel is one of the nation’s largest providers of long distance services, and operates all-digital long distance and tier one IP networks.

Sprint Nextel believes the communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Consolidation within the industry involving other carriers has created and may continue to create large, well-capitalized competitors. Although competitive pricing is often an important factor in potential customers’ purchase decisions, Sprint Nextel believes that its targeted customer base of business users, government agencies and individuals will base their purchase decisions on quality of service and the availability of differentiated features and services, such as those described above. Sprint Nextel also recently agreed with several cable companies to form a joint venture that will develop converged next generation products for consumers that combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed internet and cable phone service.

To maintain its operating margins in an environment of intense competition that could affect customer pricing, Sprint Nextel continually seeks ways to create or improve capital and operating efficiencies in its business, primarily by realizing synergies from the Nextel merger, such as reduced capital expenditures, network operating expenses, and selling, general and administrative expenses, and increased revenue and subscriber synergies. The ability to achieve these synergies and the timing in which the benefits can be realized will depend in large part on the ability to integrate Sprint Nextel’s business operations, back-office functions and other support systems and infrastructure.

In July and August 2005, several PCS Affiliates filed lawsuits alleging that the merger between Sprint and Nextel would result in breaches of exclusivity provisions in their management agreements with Sprint Nextel subsidiaries. The efforts to resolve these lawsuits may result in changes in Sprint Nextel’s business relationships. Sprint Nextel recently acquired three of its PCS Affiliates, US Unwired Inc. during the 2005 third quarter, and Gulf Coast Wireless Limited Partnership and IWO Holdings, Inc. in October 2005. Sprint Nextel continues to discuss resolutions to the lawsuits filed by the remaining PCS Affiliates, which could result in modifications to the terms of the commercial arrangements with, or acquisitions of, some of the remaining PCS Affiliates. Shareholders of Nextel Partners have voted to require Sprint Nextel to purchase all outstanding shares of Nextel Partners that Sprint Nextel does not already own at fair market value to be determined under an appraisal process.

Statements contained in this quarterly report relating to business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding Sprint Nextel’s business do not take into account the contemplated spin-off of the New Local Company.

Critical Accounting Policies and Estimates

Sprint Nextel considers the following accounting policies and estimates to be the most important to its financial position and results of operation, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. While management believes that the estimates used are reasonable, actual results could differ from those estimates.

Revenue Recognition Policies

Sprint Nextel recognizes operating revenues as services are rendered or as products are delivered to customers in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The revenue estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in the credit worthiness of Sprint Nextel’s customers, and other relevant factors. Changes in these key assumptions can have a significant impact on the projection of cash collected and the periodic revenue stream recognized by Sprint Nextel.

Sprint Nextel believes that the accounting estimates related to the establishment of revenue and receivable reserves and the associated provisions in the results of operations are a “critical accounting estimate” because: (1) it requires Sprint Nextel management to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, future returns on asset sales and future access adjustments for disputes with competitive local exchange carriers and inter-exchange carriers, as well as the future economic viability of our customer base; and (2) the impact that changes in actual performance versus these estimates would have on the accounts receivable reported on the balance sheet and the results reported in the statements of operations could be material. In selecting these assumptions, Sprint Nextel uses historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions, which might impact the collectibility of accounts.

Management believes the reserve estimate selected, in each instance, represents its best estimate of future outcomes, but the actual outcomes could differ from the estimate selected.

Valuation and Recoverability of Long-lived Assets

A significant portion of Sprint Nextel‘s total assets are long-lived assets, consisting primarily of property, plant and equipment (PP&E) and definite life intangibles, as well as goodwill and indefinite life intangibles. Changes in technology or in Sprint Nextel‘s intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

Long-lived assets such as PP&E represented $30.6 billion of the $101.3 billion in total assets as of September 30, 2005. Sprint Nextel performs annual internal studies to confirm the appropriateness of depreciable lives for each category of PP&E. These studies utilize models, which take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, and use in certain instances actuarially determined probabilities to calculate the remaining life of Sprint Nextel’s asset base.

Sprint Nextel believes that the accounting estimate related to the establishment of asset depreciable lives is a “critical accounting estimate” because: (1) it requires Sprint Nextel management to make assumptions about technology evolution and competitive uses of assets, and (2) the impact of changes in these assumptions could be material to Sprint Nextel’s financial position, as well as its results of operations. Management’s assumptions about technology and its future development require significant judgment because the timing and impacts of technology advances are difficult to predict, and actual experience has varied from previous assumptions and could continue to do so.

PP&E and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, Sprint Nextel must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

In the 2005 year-to-date period, Sprint Nextel recorded a $29 million asset impairment primarily related to hurricane damage and recorded a $28 million asset impairment related to the write-down of various software applications. In the 2004 year-to-date period, Sprint Nextel determined that business conditions and events impacting its Long Distance operations constituted an indicator of possible impairment requiring an evaluation of the recoverability of the Long Distance long-lived assets, which resulted in a non-cash asset impairment charge of $3.5 billion pre-tax, reducing the net carrying value of Long Distance PP&E by about 60% to $2.3 billion. Additionally, Sprint Nextel had classified its wholesale Dial IP business as assets being “held for sale,” and recognized a pre-tax non-cash charge of $21 million to adjust the carrying value of these assets to fair value.

Valuation and Recoverability of Intangible Assets

Intangible assets with indefinite useful lives represented about $38.8 billion of Sprint Nextel’s $101.3 billion in total assets as of September 30, 2005. Goodwill and indefinite life intangibles are reviewed annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting unit (identified as Sprint Nextel‘s operating segments) to fair value of the reporting unit. Indefinite life intangibles are tested by comparing book value to estimated fair value of the asset.

Sprint Nextel believes that the accounting estimate related to goodwill and indefinite life intangibles is a “critical accounting estimate” because (1) it requires Sprint Nextel management to make assumptions about fair values, (2) judgment is involved in determining the occurrence of a “triggering event,” and (3) the impact of recognizing an impairment could be material to Sprint Nextel’s financial position, as well as its results of operations. Management’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

In connection with the merger with Nextel in the 2005 third quarter, as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, Sprint Nextel allocated the purchase price to the assets acquired, including goodwill and spectrum licenses, and liabilities assumed from Nextel based on their respective fair values at the merger date. The approach to the estimation of the fair values of the Nextel goodwill and indefinite life intangible assets was primarily based on the income approach valuation technique and involved the following:

•	preparation of discounted cash flow analyses;

•	determination of the fair value of identified significant indefinite and definite life intangible assets;

•	reconciliation of the individual assets’ returns with the weighted average cost of capital; and

•	allocation of the excess purchase price over the fair value of the identifiable assets and liabilities acquired to goodwill.

Sprint Nextel is in the process of finalizing internal studies and third-party valuations of assets, including investments, property, plant and equipment, intangible assets, and certain liabilities. Given the size of the merger, the fair values recorded at September 30, 2005 are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. When finalized, adjustments to goodwill may result.

Employee Benefit Plan Assumptions

Retirement benefits are a significant cost of doing business for Sprint Nextel, yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee’s expected tenure with Sprint Nextel based on the terms of the plans and the investment and funding decisions made by Sprint Nextel. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred by Sprint Nextel.

Sprint Nextel believes that the accounting estimate related to retirement benefit accounting is a “critical accounting estimate” because: (1) it requires Sprint Nextel management to make assumptions about discount rates, future health care costs, and future return on assets funding the obligation; and (2) the impact that changes in actual performance versus these estimates would have on the projected benefit obligation reported on the balance sheet and the benefit cost could be material.

In determining pension obligations, assumptions are required concerning market performance. Market performance has fluctuated in the recent past and could have continued volatility in the future. In selecting its assumptions, Sprint Nextel uses historical experience, as well as objective indices, as benchmarks, and tests the benchmarks against historical industry data on these assumptions provided by an independent actuary. In determining post-retirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care, including medical inflation and discount rates.

Tax Valuation Allowances

Sprint Nextel is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its financial statements or tax returns for each taxing jurisdiction in which it operates. This process requires Sprint Nextel’s management to make assessments regarding the timing and probability of the ultimate tax impact. Sprint Nextel records valuation allowances on deferred tax assets to reflect the expected realizable future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, the expected spin-off of the New Local Company, significant changes in the jurisdictions in which Sprint Nextel operates, Sprint Nextel’s inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the financial position of Sprint Nextel.

Sprint Nextel believes that the accounting estimate related to establishing tax valuation allowances is a “critical accounting estimate” because: (1) it requires Sprint Nextel management to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities, and (2) the impact that changes in actual performance versus these estimates could have on the realization of tax benefits as reported in its results of operations could be material. Management’s assumptions require significant judgment because actual performance has fluctuated in the past and may continue to do so.

Sprint Nextel carried an income tax valuation allowance of $910 million at September 30, 2005. The valuation allowance relates primarily to capital loss, state net operating loss and tax credit carryforwards.

Results of Operations

Consolidated

	Selected Operating Results
	Quarter Ended September 30,				Change
Consolidated	2005	% of Operating Revenues	2004	% of Operating Revenues	$	%
	(millions)
Net operating revenues	$9,335	100%	$6,922	100%	$2,413	35%

Net income / (loss)	$516	6%	$(1,910)	(28)%	$2,426	NM

	Selected Operating Results
	Year-to-Date September 30,				Change
Consolidated	2005	% of Operating Revenues	2004	% of Operating Revenues	$	%
	(millions)
Net operating revenues	$23,384	100%	$20,498	100%	$2,886	14%

Net income / (loss)	$1,588	7%	$(1,449)	(7)%	$3,037	NM

NM = Not meaningful

The discussion of Sprint Nextel’s results of operations for the 2005 third quarter and the year-to-date period ended September 30, 2005 includes the financial results of Nextel for the last 49 days of each period. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends we believe are significant, separate and apart from the impact of the merger with Nextel.

Net operating revenues increased 35% in the 2005 third quarter and 14% in the 2005 year-to-date period compared to the same 2004 periods reflecting high growth in Wireless, primarily due to the merger with Nextel, modest growth in Local, and declining Long Distance revenues.

Sprint Nextel recorded merger and integration costs of $241 million in the 2005 third quarter and $268 million in the 2005 year-to-date period, which reduced net income by $153 million for the quarter and $170 million for the year-to-date period. Merger and integration costs primarily include charges for costs to adopt and launch a new branding strategy and logos, including costs to re-brand the company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems and processes and other integration planning and execution costs and costs related to employee retention and involuntary separations of former Sprint employees. These merger and integration costs were related to Sprint’s merger with Nextel and the planned spin-off of the New Local Company. Merger and integration costs have been reflected as unallocated corporate selling, general and administrative expenses and, therefore, are excluded from segment results.

In the 2005 third quarter and the 2005 year-to-date period, Sprint Nextel recorded hurricane-related charges of $82 million. Approximately $65 million, $3 million and $14 million were reflected on Wireless, Local and Long Distance segments, respectively. These charges reduced net income by $51 million.

In the 2005 third quarter, Sprint Nextel recorded restructuring and asset impairment charges of $38 million, which reduced net income by $25 million. Restructuring charges of $9 million were related to the ongoing organizational realignment initiatives and the termination of the Web Hosting business. Asset impairment charges of $29 million were primarily related to hurricane damage arising from the hurricanes in the gulf coast region.

In the 2005 year-to-date period, Sprint Nextel recorded restructuring and asset impairment charges of $71 million, which reduced net income by $45 million. In addition to the 2005 third quarter charges noted above, Sprint Nextel recorded restructuring charges of $5 million related to the ongoing organizational realignment initiatives and the termination of the Web Hosting business. Asset impairment charges of $29 million were related to the write-down of various software applications.

In the 2005 third quarter and the 2005 year-to-date period, Sprint Nextel recorded income of $142 million and $134 million, respectively, related to activities associated with various equity method investees and marketable securities transactions. This income is primarily the result of Sprint Nextel recording a $124 million of equity in earnings associated with its ownership interest in Nextel Partners, the majority of which related to a release by Nextel Partners of a significant portion of its deferred tax valuation allowance that was partially offset by income tax expense related to the first two quarters of 2005, as reported by Nextel Partners in connection with the announcement of its results in the 2005 third quarter.

In the 2004 third quarter and year-to-date periods, Sprint Nextel recorded hurricane-related charges of $30 million at the Local segment. These charges increased net loss by $18 million.

In the 2004 third quarter, Sprint Nextel recorded a $38 million charge reflecting premiums paid for the early retirement of $516 million of senior notes. In connection with this retirement, Sprint Nextel recognized $3 million of deferred debt costs and other fees in Other income (expense), net. These charges increased net loss by $25 million.

In the 2004 third quarter, Sprint Nextel recorded restructuring and asset impairment charges of $3.6 billion, which increased net loss by $2.2 billion. The impairment of long distance network assets, which was determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, resulted in a pre-tax, non-cash charge of $3.5 billion. This charge was the result of the analysis of long distance business trends and projections that considered current industry and competitive conditions, recent regulatory rulings, evolving technologies and the company’s strategy to expand its position as a leader in the development and delivery of customer solutions requiring transparent wireless and wireline connectivity. This charge reduced the net book value of Sprint Nextel’s long distance PP&E by about 60%, to $2.3 billion at September 30, 2004. Restructuring charges related to the ongoing organizational realignment initiatives and the termination of the web hosting business aggregated $19 million in the quarter.

In the 2004 year-to-date period, Sprint Nextel recorded $3.7 billion in restructuring charges and asset impairments, which increased net loss by $2.3 billion. In addition to the 2004 third quarter charges noted above, Sprint Nextel recorded $126 million of restructuring charges associated with the ongoing organizational realignment initiatives and the termination of the web hosting business.

In the 2004 year-to-date period, Sprint Nextel recognized a $14 million pre-tax benefit to bad debt expense as a result of the final payment of the settlement of claims with MCI, Inc. (WorldCom) that previously had been fully reserved. Approximately $5 million, $1 million and $8 million were reflected on the Wireless, Local and Long Distance segments, respectively. This settlement decreased net loss by $9 million.

In the 2004 year-to-date period, Sprint Nextel recorded $58 million in charges reflecting premiums paid for the early retirement of debt. In connection with these retirements, $12 million of deferred debt costs was recognized in Other income (expense), net. These charges increased net loss by $43 million.

Segmental Results of Operations

Wireless

Wireless operates 100% digital wireless networks with licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands. Wireless, together with third party affiliates, operates wireless systems in over 400 metropolitan markets, including the 100 largest U.S. metropolitan areas, and reaches more than 262 million people. Combined with wholesale partners and PCS Affiliates, Wireless served more than 45.6 million subscribers at the end of the 2005 third quarter.

Wireless provides a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, instant national and international walkie-talkie capabilities and wireless data transmission services. These services are provided using two networks, the CDMA technology-based network that was operated by Sprint prior to the merger with Nextel and the iDEN technology-based network that was operated by Nextel prior to the merger. Plans to develop handsets that are capable of operating on both of these networks will enhance the services available to Sprint Nextel customers. Other actions are expected to be taken in order to capture capital and operating efficiencies as the network operations are combined.

Wireless offers international voice roaming around the globe. International roaming is available with a PCS Tri-Mode (CDMA/Analog) phone in 40 countries, covering the Asia-Pacific, South American and Caribbean regions, as well as Canada and Mexico. In addition, international roaming is available with a global system for mobile communications (GSM)-capable phone in over 110 countries, in Europe, the Middle East, Africa and the South Pacific rim. In addition, NII Holdings, Inc. (NII Holdings) provides wireless communications services primarily in selected Latin American markets using iDEN technology. Sprint Nextel has agreements with NII Holdings that enable its subscribers to use Direct Connect walkie-talkie features in the Latin American markets that NII Holdings serves, as well as between the United States and those markets.

Sprint Nextel is continuing to execute its plans for faster wireless data speeds by deploying EV-DO technology across the CDMA network. With peak rates of up to 2.0 megabits per second for downloads, EV-DO will accelerate average mobile-device data speeds up to 10 times faster than on the current network. In addition, this technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards™. Sprint Nextel’s first commercial rollout of EV-DO was in the 2005 second quarter, and subsequent rollouts will continue through early 2006.

Wireless supplements its own CDMA network through commercial affiliation arrangements with other companies. Under these arrangements, these companies offer wireless services under the Sprint brand on networks built and operated at their own expense. These companies, referred to herein as PCS Affiliates, generally use spectrum owned and controlled by Sprint Nextel.

Similarly, the iDEN network is supplemented through the relationship with Nextel Partners and through operating arrangements with other iDEN network operators including NII Holdings. Both Nextel Partners and NII Holdings own the network assets and spectrum used to provide service to customers in their service areas.

Sprint Nextel is subject to exclusivity provisions and other restrictions under its arrangements with the PCS Affiliates. Some PCS Affiliates have filed lawsuits against Sprint Nextel alleging potential violations of their rights under their respective agreements with Sprint Nextel arising primarily as a result of the merger with Nextel and the offering of iDEN services. Sprint Nextel and certain PCS Affiliates have signed forbearance agreements under which those PCS Affiliates agreed not to seek certain injunctive or equitable relief against Sprint Nextel in the matters specified in the complaints. The forbearance agreements, which terminate no later than January 1, 2006, also include covenants related to the operation of Sprint Nextel’s wireless business in the territories operated by those PCS Affiliates.

Sprint Nextel’s efforts to resolve various lawsuits filed by certain of the PCS Affiliates may result in changes in its current business relationships. Acquisitions of three of the PCS Affiliates occurred recently. In the 2005 third quarter, US Unwired Inc. was acquired. In October 2005, Gulf Coast Wireless Limited Partnership and IWO Holdings, Inc. were acquired. Potential arrangements continue to be evaluated and discussed in an effort to resolve the lawsuits filed by the remaining PCS Affiliates, which could result in modifications to the terms of the commercial arrangements with, or acquisitions of, some of these affiliates.

Wireless also provides CDMA-based wireless services to companies that resell wireless services to their customers on a retail basis under their own brand using the Sprint Nextel network. These companies bear the costs of acquisition, billing and customer service. For example, Virgin Mobile USA, LLC (Virgin Mobile USA), a joint venture between Sprint Nextel and the Virgin Group, provides prepaid CDMA-based services targeting youth pre-pay segments.

Sprint Nextel also has a multi-year, exclusive wholesale agreement with Qwest Communications International, Inc. (Qwest) whereby Qwest wireless subscribers use the Sprint Nextel CDMA-based network and have access to Sprint PCS Vision data services. The transition of Qwest’s subscribers to Sprint Nextel’s network was completed in the 2005 first quarter. Resale arrangements have been entered into with ESPN and Disney, which plan to offer services targeting specific customer groups including sports fans and families with young children. It is also expected that Sprint Nextel will enter into a similar resale arrangement with the New Local Company that will enable the New Local Company to offer wireless services once the planned spin-off occurs.

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 megahertz (MHz) band. Under the terms of the Report and Order, prior to the August 12, 2005 merger date, Nextel surrendered certain spectrum rights and received certain other spectrum rights and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan. Based on the FCC’s determination of the values of the spectrum rights received and relinquished by Nextel, the minimum obligation incurred under the Report and Order will be $2.8 billion. The Report and Order also provides that qualifying costs Sprint Nextel incurs as part of the reconfiguration plan, including costs to reconfigure its own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, Sprint Nextel is obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.

The Report and Order requires Sprint Nextel to complete the reconfiguration plan within a 36-month period. In addition, a financial reconciliation is required to be completed in 2008 at the end of the reconfiguration implementation, at which time Sprint Nextel would be required to make a payment to the United States Department of the Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above.

Sprint Nextel has delivered a $2.5 billion letter of credit that was required under the terms of the Report and Order to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for periodic reductions in the amount of the letter of credit.

Commercial Mobile Radio Service (CMRS) providers must implement enhanced 911 (E911) capabilities in accordance with FCC rules. Failure to deploy E911 service consistent with FCC requirements could subject Sprint Nextel to significant fines and additional compliance expenses. In part, because of issues associated with handsets on the iDEN network, Sprint Nextel will be unable to meet the FCC requirement that 95% of all active subscribers be equipped with assisted global positioning system (A-GPS) capable handsets by December 31, 2005 and has filed a waiver request with the FCC seeking an extension of the December 31, 2005 handset penetration deadline to December 31, 2007.

	Selected Operating Results
	Quarter Ended September 30,				Change
Wireless	2005	% of Net Operating Revenues	2004	% of Net Operating Revenues	$	%
	(millions)
Net operating revenues
Service	$5,362	87%	$3,244	86%	$2,118	65%
Equipment	601	10%	350	9%	251	72%
Wholesale, affiliate and other	227	3%	166	5%	61	37%

Total net operating revenues	6,190	100%	3,760	100%	2,430	65%

Operating expenses
Costs of services and products	2,318	37%	1,532	41%	786	51%
Selling, general and administrative	1,914	31%	1,144	30%	770	67%
Depreciation	902	15%	627	17%	275	44%
Amortization	459	7%	3	NM	456	NM
Restructuring and asset impairment	16	NM	3	NM	13	NM

Total operating expenses	5,609	91%	3,309	88%	2,300	70%

Operating income	$581	9%	$451	12%	$130	29%

Capital expenditures	$914		$603		$311	52%

NM = Not meaningful

	Selected Operating Results
	Year-to-Date September 30,				Change
Wireless	2005	% of Net Operating Revenues	2004	% of Net Operating Revenues	$	%
	(millions)
Net operating revenues
Service	$12,116	86%	$9,285	86%	$2,831	30%
Equipment	1,305	9%	1,115	10%	190	17%
Wholesale, affiliate and other	677	5%	411	4%	266	65%

Total net operating revenues	14,098	100%	10,811	100%	3,287	30%

Operating expenses
Costs of services and products	5,456	39%	4,479	41%	977	22%
Selling, general and administrative	4,294	30%	3,253	30%	1,041	32%
Depreciation	2,184	15%	1,911	18%	273	14%
Amortization	466	3%	3	NM	463	NM
Restructuring and asset impairment	37	NM	19	NM	18	95%

Total operating expenses	12,437	88%	9,665	89%	2,772	29%

Operating income	$1,661	12%	$1,146	11%	$515	45%

Capital expenditures	$2,010		$1,670		$340	20%

NM = Not meaningful

The results of Nextel and US Unwired are included in the Wireless results from August 12, 2005, the date of the merger and the acquisition, through September 30, 2005.

Net Operating Revenues

Net operating revenues include service revenues from the direct subscriber base, revenues from sales of handsets and accessory equipment and revenues from wholesale partners and PCS Affiliates. Service revenues consist of monthly recurring charges, usage charges and miscellaneous fees such as directory assistance, operator-assisted calling, handset insurance and late payment charges. Service revenues increased 65% in the 2005 third quarter and 30% for the 2005 year-to-date period from the same 2004 periods, due primarily to the merger with Nextel, the impact of which was $1.9 billion. Excluding this impact, service revenues increased due to subscriber growth and increased revenue from data services.

Revenues from sales of handsets and accessories, generated from both new subscribers and upgrades, were approximately 10% of net operating revenues in the 2005 third quarter and 9% in the 2005 year-to-date period compared to 9% and 10% for the same 2004 periods. These revenues increased 72% in the 2005 third quarter and 17% for the 2005 year-to-date period from the same 2004 periods primarily due to the Nextel transaction in addition to volume growth. Sprint Nextel continued to lower its handset retail prices as costs of handsets continued to decline and to offer rebates on handsets in the third quarter. Wireless’ marketing plans assume that handsets, net of rebates, are normally sold at prices below cost.

Wholesale, affiliate and other revenues consist primarily of net revenues retained from Wireless subscribers residing in PCS Affiliate territories and revenues from the sale of wireless services to companies that resell those services to their subscribers on a retail basis. These revenues represented 3% of net operating revenues in the 2005 third quarter and 5% in the 2005 year-to-date period compared to 5% and 4% for the same 2004 periods. The increase in the 2005 year-to-date period from the same 2004 period reflects the net subscriber additions in the wholesale and PCS Affiliate bases.

Costs of Services and Products

Cost of service includes switch and cell site expenses, interconnection fees and other various network-related costs. Cost of service was 59% of total costs of services and products in the 2005 third quarter and 2005 year-to-date period compared to 56% and 54% for the same 2004 periods. Excluding the impact of the merger, these costs increased 14% in the 2005 third quarter and 17% in the 2005 year-to-date period from the same 2004 periods due to increased network traffic supporting more minutes of use, general network expansion and EV-DO expenses, partially offset by reductions in interconnection rates.

Handset and accessory costs were 41% of total costs of services and products in the 2005 third quarter and 2005 year-to-date period compared to 44% and 46% for the same 2004 periods. Excluding the impact of the merger, these costs decreased 2% in the 2005 third quarter and 6% in the 2005 year-to-date period from the same 2004 periods due to lower handset unit costs partially offset by an increase in volume. Additionally, equipment refurbishment costs have declined since 2004 due to operational improvements in the handset exchange and insurance programs.

Selling, General and Administrative

Sales and marketing expense mainly includes costs to promote and sell products and services. Sales and marketing expense increased 74% in the 2005 third quarter and 37% in the 2005 year-to-date period from the same 2004 periods reflecting an increase in sales and distribution costs primarily driven by the Nextel transaction as well as an increase in commissions paid to the Sprint Nextel salesforce. Wireless has significantly expanded its company-owned network of retail stores since the end of the 2004 third quarter. The increased marketing costs in 2005 compared to the year-ago period were due to the advertising and promotions following the completion of the Nextel transaction as well as higher media costs associated with customer acquisitions.

General and administrative expense mainly includes salary, benefit and other administrative costs. General and administrative expense increased 60% in the 2005 third quarter and 27% in the 2005 year-to-date period from the same 2004 periods primarily driven by the increased headcount resulting from the completion of the Nextel transaction.

General and administrative expense includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on customer specific indicators as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was 1.9% in the 2005 third quarter and 1.5% in the 2005 year-to-date period compared to 1.5% and 1.1% for the same 2004 periods. Higher activation rates among sub-prime credit customers seeking to use the iDEN-based network wireless services have resulted in increased terminations, adversely affecting accounts receivable collectibility and increasing write-offs. Bad debt expense in the 2005 third quarter was also negatively impacted by the hurricanes in the gulf coast.

Sprint Nextel expects selling, general and administrative costs to increase as a result of the impact of a full quarter of results for Nextel and US Unwired as well as increased costs associated with expensing of stock-based awards for a larger employee base. See “—Forward-Looking Statements.”

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets.

Depreciation expense increased 44% in the 2005 third quarter and 14% in the 2005 year-to-date period from the same 2004 periods primarily due to the addition of plant and equipment as a result of the Nextel transaction, but declined as a percentage of net operating revenues. Depreciation expense was 15% of net operating revenues in the 2005 third quarter and the 2005 year-to-date period compared to 17% and 18% for the same 2004 periods.

Amortization expense increased $456 million in the 2005 third quarter and $463 million in the 2005 year-to-date period compared to the same 2004 periods primarily related to the acquisition of definite life intangibles related to customer relationships from Nextel. Amortization expense was 7% of net operating revenues in the 2005 third quarter and 3% in the 2005 year-to-date period compared to less than 1% for the same 2004 periods. Amortization expense will continue to be a higher percentage of operating expenses as the intangibles acquired in the merger with Nextel are amortized. See “—Forward-Looking Information.”

Restructuring and Asset Impairment

In the 2005 third quarter, Wireless recorded approximately $13 million of hurricane-related asset impairments as well as $3 million of restructuring charges related to Sprint Nextel’s ongoing organizational realignment initiatives.

In the 2005 second quarter, Wireless recorded approximately $20 million of asset impairments related to the write-down of various software applications.

In both the 2005 and 2004 second quarters, Wireless recorded restructuring charges related to Sprint Nextel’s ongoing organizational realignment initiatives.

Local

Local consists mainly of regulated incumbent local phone companies serving approximately 7.4 million access lines in 18 states. Local provides local and nationwide long distance voice and data services, including Digital Subscriber Line (DSL), access by customers and other carriers to the local network, sales of telecommunications equipment, and other telecommunications-related services. Local provides wireless and video services through agency relationships. North Supply is also part of the Local segment.

	Selected Operating Results
	Quarter Ended September 30,				Change
Local	2005	% of Net Operating Revenues	2004	% of Net Operating Revenues	$	%
	(millions)
Net operating revenues
Voice	$1,082	65%	$1,105	69%	$(23)	(2)%
Data	251	15%	214	14%	37	17%
Other	339	20%	277	17%	62	22%

Total net operating revenues	1,672	100%	1,596	100%	76	5%

Operating expenses
Costs of services and products	641	38%	577	37%	64	11%
Selling, general and administrative	298	18%	337	21%	(39)	(12)%
Depreciation and amortization	277	17%	274	17%	3	1%
Restructuring	1	NM	3	NM	(2)	(67)%

Total operating expenses	1,217	73%	1,191	75%	26	2%

Operating income	$455	27%	$405	25%	$50	12%

Capital expenditures	$205		$251		$(46)	(18)%

NM	Not meaningful

	Selected Operating Results
	Year-to-Date September 30,				Change
Local	2005	% of Net Operating Revenues	2004	% of Net Operating Revenues	$	%
	(millions)
Net operating revenues
Voice	$3,272	67%	$3,388	70%	$(116)	(3)%
Data	724	15%	614	13%	110	18%
Other	864	18%	812	17%	52	6%

Total net operating revenues	4,860	100%	4,814	100%	46	1%

Operating expenses
Costs of services and products	1,766	36%	1,653	34%	113	7%
Selling, general and administrative	909	19%	1,045	22%	(136)	(13)%
Depreciation and amortization	831	17%	815	17%	16	2%
Restructuring	3	NM	20	NM	(17)	(85)%

Total operating expenses	3,509	72%	3,533	73%	(24)	(1)%

Operating income	$1,351	28%	$1,281	27%	$70	5%

Capital expenditures	$554		$697		$(143)	(21)%

NM = Not meaningful

Net Operating Revenues

Net operating revenues increased 5% in the 2005 third quarter and 1% in the 2005 year-to-date period from the same 2004 periods. The increase in both periods was driven by growth in North Supply equipment sales and by data revenue, partially offset by lower voice revenue. Local ended the 2005 third quarter with approximately 7.4 million switched access lines, a 3.6% decrease during the past 12 months. The reduction in access lines was driven principally by losses to wireless and cable providers, along with broadband substitution. Access line losses are expected to accelerate as competition from Voice over IP through cable providers expands and wireless substitution continues.

Voice Revenues

Voice revenues, consisting of revenue from local exchange services, long distance revenue and switched access revenue, decreased 2% in the 2005 third quarter and 3% in the 2005 year-to-date periods compared to the same 2004 periods due to a decrease in access lines and lower access minutes of use. The 2004 third quarter revenues were reduced by $14 million due to an unfavorable FCC ruling associated with an interstate access pricing dispute that arose in the early 1990’s. In the 2004 year-to-date period, voice revenues included additional revenues from a retroactive access billing adjustment with a third party carrier and various FCC-allowable cost recoveries, which have now ended.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services and special access. Data revenues increased 17% in the 2005 third quarter and 18% in the 2005 year-to-date period compared to the same 2004 periods, driven by strong growth in DSL lines and special access sales primarily to wireless companies. Local ended the 2005 third quarter with 638,000 DSL lines in service, an increase of 48% compared to the year ago period.

Other Revenues

Other revenues increased 22% in the 2005 third quarter and 6% in the 2005 year-to-date period from the same 2004 periods principally driven by higher equipment sales due to a significant contract entered into by North Supply.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 11% in the 2005 third quarter and 7% in the 2005 year-to-date period compared to the same 2004 periods. The increase was mainly driven by the increase in North Supply equipment sales, somewhat offset by a year-over-year decline in hurricane-related expenses of $27 million. Costs of services and products were 38% of net operating revenues in the 2005 third quarter and 36% in the 2005 year-to-date period compared to 37% and 34% for the same 2004 periods.

Selling, General and Administrative

Selling, general and administrative expense decreased 12% in the 2005 third quarter and 13% in the 2005 year-to-date period compared to the same 2004 periods. The decrease was primarily due to reduced business selling costs and reduced information technology costs. Selling, general and administrative expense was 18% of net operating revenues in the 2005 third quarter and 19% in the 2005 year-to-date period compared to 21% and 22% for the same 2004 periods.

Selling, general and administrative expense includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on historical trending, industry norms and recognition of current market indications about general economic conditions. Bad debt expense as a percentage of net revenues remained flat at 1% in the 2005 third quarter and the 2005 year-to-date period compared to the same 2004 periods. Reserve for bad debt as a percent of outstanding accounts receivable was 8% at the end of the 2005 third quarter and 9% at year-end 2004.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense increased 1% in the 2005 third quarter and 2% in the 2005 year-to-date period compared to the same 2004 periods. Depreciation and amortization expense was 17% of net operating revenues in the 2005 third quarter and the 2005 year-to-date period compared to 17% for the same 2004 periods.

Restructuring

In both the 2005 and 2004 third quarters, Local’s restructuring activities were related to Sprint Nextel’s ongoing organizational realignment initiatives.

Long Distance

Long Distance provides a broad suite of wireline communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as IP and frame relay and managed network services. Sprint Nextel is one of the nation’s largest providers of long distance services and operates all-digital long distance and tier one IP networks. Long Distance also provides services to the cable telephony market through arrangements with cable companies that resell Sprint Nextel long distance service, local services such as 911, directory and basic local features, and/or use Sprint Nextel back office systems and network assets in support of their local telephone service provided over cable facilities.

In the 2004 third quarter, Long Distance recorded an asset impairment of its property, plant and equipment which substantially decreased the asset base, thereby reducing depreciation and amortization expense on a comparative basis.

	Selected Operating Results
	Quarter Ended September 30,				Change
Long Distance	2005	% of Net Operating Revenues	2004	% of Net Operating Revenues	$	%
	(millions)
Net operating revenues
Voice	$1,085	63%	$1,131	62%	$(46)	(4)%
Data	402	23%	427	24%	(25)	(6)%
Internet	188	11%	180	10%	8	4%
Other	60	3%	70	4%	(10)	(14)%

Total net operating revenues	1,735	100%	1,808	100%	(73)	(4)%

Operating expenses
Costs of services and products	1,107	64%	1,067	59%	40	4%
Selling, general and administrative	357	21%	439	24%	(82)	(19)%
Depreciation	122	7%	319	18%	(197)	(62)%
Restructuring and asset impairment	21	1%	3,553	NM	(3,532)	(99)%

Total operating expenses	1,607	93%	5,378	NM	(3,771)	(70)%

Operating income (loss)	$128	7%	$(3,570)	NM	$3,698	NM

Capital expenditures	$83		$71		$12	17%

NM = Not meaningful

	Selected Operating Results
	Year-to-Date September 30,				Change
Long Distance	2005	% of Net Operating Revenues	2004	% of Net Operating Revenues	$	%
	(millions)
Net operating revenues
Voice	$3,204	62%	$3,481	62%	$(277)	(8)%
Data	1,234	24%	1,317	24%	(83)	(6)%
Internet	544	10%	617	11%	(73)	(12)%
Other	190	4%	178	3%	12	7%

Total net operating revenues	5,172	100%	5,593	100%	(421)	(8)%

Operating expenses
Costs of services and products	3,282	63%	3,173	57%	109	3%
Selling, general and administrative	1,096	21%	1,512	27%	(416)	(28%)
Depreciation	353	7%	960	17%	(607)	(63)%
Restructuring and asset impairment	31	1%	3,646	65%	(3,615)	(99)%

Total operating expenses	4,762	92%	9,291	NM	(4,529)	(49)%

Operating income (loss)	$410	8%	$(3,698)	(66)%	$4,108	NM

Capital expenditures	$218		$191		$27	14%

NM = Not meaningful

Net Operating Revenues

Net operating revenues decreased 4% in the 2005 third quarter and 8% in the 2005 year-to-date period from the same 2004 periods. Lower pricing associated with voice, migration from legacy data products and the sale of Long Distance’s wholesale Dial IP service were the primary reasons for the revenue decline. For the balance of 2005, Sprint Nextel expects continued revenue declines in Long Distance due to lower pricing on commercial contracts and continued pressures in the consumer long distance market.

Voice Revenues

Voice revenues decreased 4% in the 2005 third quarter and 8% in the 2005 year-to-date period from the same 2004 periods due to a decline in retail business resulting from increased volume but at lower rates and lower consumer revenues due to wireless substitution. Minute volume increased 10% in the 2005 third quarter and increased 11% in the 2005 year-to-date period compared to the same 2004 periods. Voice revenues generated from the provision of services to Wireless and Local represented 15% of total voice revenues in the 2005 third quarter and 15% in the 2005 year-to-date period compared to 13% in the same 2004 periods.

Data Revenues

Data revenues reflect sales of data services, including asynchronous transfer mode (ATM), managed network services, private line and frame relay. Data revenues decreased 6% in the 2005 third quarter and the 2005 year-to-date period from the same 2004 periods. The decrease was driven by declines in frame relay, ATM and broadband due to competitive pricing and customers migrating to internet-based technologies. This was partially offset by private line and managed networks increases.

Internet Revenues

Internet revenues increased 4% in the 2005 third quarter and decreased 12% in the 2005 year-to-date period from the same 2004 periods. The 2005 third quarter increase was mainly driven by dedicated IP revenue as customers migrate from ATM and frame relay technologies to next generation multi-protocol label switching (MPLS) technologies. This growth was partially offset by declines in Dial IP as Sprint Nextel completed the sale of its wholesale Dial IP service in the 2004 fourth quarter.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies (including the Local division), other domestic service providers and foreign phone companies to complete calls made by Long Distance’s domestic customers, costs to operate and maintain the long distance networks and costs of equipment. Costs increased by 4% in the 2005 third quarter and 3% in the 2005 year-to-date period compared to the same 2004 periods. The increases are primarily related to an increase in switched access volume and international access costs. These costs were partially offset by the recognition of a portion of the deferred gain from the sale of the conferencing business, which was sold in June 2005. Costs of services and products for Long Distance were 64% of net operating revenues in the 2005 third quarter and 63% in the 2005 year-to-date period compared to 59% and 57% for the same periods a year ago. These increases reflect the impact of lower unit pricing from prior period arrangements and an increased share of wholesale revenues in the overall revenue mix.

Selling, General and Administrative

Selling, general and administrative expenses decreased 19% in the 2005 third quarter and 28% in the 2005 year-to-date period from the same 2004 periods. The decline was due primarily to continued headcount reductions, aggressive cost savings initiatives, reduced rent costs and lower bad debt expense in the wholesale markets. Bad debt expense declined as a percent of operating revenues due mainly to more timely collections from customers.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expense decreased 62% in the 2005 third quarter and 63% for the year-to-date period from the same 2004 periods primarily driven by a decreased asset base due to the asset impairment of Long Distance’s property, plant and equipment in the 2004 third quarter.

Depreciation and amortization expense was 7% of net operating revenues in the 2005 third quarter and the 2005 year-to-date period compared to 18% and 17% for the same 2004 periods.

Restructuring and Asset Impairment

In the 2005 third quarter, Long Distance recorded restructuring and asset impairment charges of $21 million, of which $17 million related to the write-down of hurricane-damaged assets. The wind-down of the web hosting business and costs associated with an organizational re-alignment comprise the remaining charges.

In the 2004 third quarter, Long Distance recorded a total $3.5 billion asset impairment charge related to its property, plant and equipment.

In the 2004 third quarter, Long Distance also recorded a $13 million restructuring charge representing severance costs associated with an organizational realignment and the wind-down of the web hosting business. Restructuring charges associated with these events totaled $106 million in the 2004 year-to-date period.

Nonoperating Items

Interest Expense

Interest expense increased $41 million in the 2005 third quarter compared to the 2004 third quarter primarily due to the additional indebtedness assumed in connection with the Nextel and US Unwired transactions. Interest expense decreased $20 million in the 2005 year-to-date period compared to the same period a year ago due to the cumulative impact of debt retirements over the last year, partially offset by the additional indebtedness assumed in connection with the Nextel merger and US Unwired acquisition.

Sprint Nextel’s effective interest rate on long-term debt was 6.7% in the 2005 third quarter compared to 6.9% in the 2004 third quarter. The lower effective interest rate is primarily due to lower effective interest rates of assumed Nextel long-term debt, partially offset by higher costs on variable-rate debt and interest rate swaps.

Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” for more information on Sprint Nextel’s financing activities.

Other Income (Expense), net

Other income (expense), net consisted of the following:

	Quarter Ended September 30,		Year-to-Date September 30,
	2005	2004	2005	2004
	(millions)
Dividend and interest income	$69	$19	$139	$36
Equity in net earnings (losses) of affiliates	124	(8)	116	(30)
Amortization of debt costs	(3)	(6)	(12)	(27)
Royalties	4	4	13	11
Tracking stock recombination advisory fees	—	—	—	(15)
Other, net	39	4	58	8

Total	$233	$13	$314	$(17)

Interest income reflects interest earned on investments included in cash and equivalents and marketable debt securities.

Equity in net earnings (losses) of affiliates was driven mainly by Sprint Nextel’s investment in Nextel Partners in the 2005 third quarter and year-to-date periods, and Virgin Mobile USA in the 2004 third quarter and year-to-date periods. In the 2005 third quarter, Sprint Nextel recorded $124 million of equity in earnings associated with its ownership interest in Nextel Partners, the majority of which related to a release by Nextel Partners of a significant portion of its deferred tax valuation allowance that was partially offset by income tax expense related to the first two quarters of 2005, as reported by Nextel Partners in connection with the announcement of its results in the 2005 third quarter.

Royalties consist of payments made by Call-Net Enterprises, Inc. (Call-Net), equaling 2.5% of its gross revenues from telecommunications services. In July 2005, Rogers Communications Inc. (RCI) acquired Call-Net. Due to this acquisition, the agreement with Call-Net covering the use of the Sprint trademark in Canada was terminated at the end of September 2005. Sprint Nextel received royalty payments approximating $4 million per quarter from that agreement.

In the 2004 first quarter, Sprint Nextel recorded $15 million in advisory fees related to the tracking stock recombination.

Income Taxes

See Note 8 of the Notes to Condensed Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes.

Financial Condition

Sprint Nextel’s consolidated assets of $101.3 billion as of September 30, 2005 reflect an increase of $60.0 billion from the 2004 year-end period. The increase in assets is primarily due to business combination activity, $56.4 billion of which reflects the fair value of Nextel’s assets, net of cash paid, acquired in the 2005 third quarter, and $589 million of which reflects the fair value of US Unwired’s assets, net of cash paid, also acquired in the 2005 third quarter. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the impact of business combinations on consolidated assets. The remainder of the increase in consolidated assets is primarily driven by cash and equivalents. Excluding net cash activity of $234 million from the Nextel merger and US Unwired acquisition, cash and equivalents increased $3.4 billion. See “Liquidity and Capital Resources” for additional discussion of the increase in cash.

In August 2005, all three major credit rating agencies upgraded Sprint Nextel’s debt ratings. Standard and Poor’s Corporate Ratings upgraded Sprint Nextel’s long-term senior unsecured debt to A- from BBB- and changed its credit rating outlook to stable from positive. Moody’s Investor Service upgraded Sprint Nextel’s long-term senior unsecured debt rating to Baa2 from Baa3 and changed the credit rating outlook to stable from positive. Fitch Ratings upgraded Sprint Nextel’s senior unsecured debt rating to BBB+ from BBB and changed its credit rating outlook to stable from positive.

Liquidity and Capital Resources

Sprint Nextel’s board of directors exercises discretion regarding the liquidity and capital resource needs of its business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Operating Activities

Sprint Nextel’s cash flows provided by operating activities of $6.8 billion increased nearly $2.3 billion in the 2005 year-to-date period from the same 2004 period. Cash received from customers increased by approximately $3.2 billion, which was partially offset by a $2.2 billion increase in cash paid to suppliers and employees. These increases were primarily the result of the operations of Nextel being included with Sprint Nextel’s operations beginning on August 12, 2005, as well as continued growth in the Wireless customer base, partially offset by merger-related costs. Additionally, cash flows provided by operating activities for the 2005 year-to-date period include the receipt of $1.2 billion in prepaid tower rentals from Global Signal in the 2005 second quarter in exchange for granting Global Signal, Inc. (Global Signal) the exclusive rights to lease or operate more than 6,600 communications towers owned by Sprint Nextel.

Investing Activities

Sprint Nextel’s cash flows used by investing activities totaled $1.9 billion in the 2005 year-to-date period compared to $2.6 billion in the same 2004 period. Capital expenditures, which account for $2.9 billion of Sprint Nextel’s investing activities in the 2005 year-to-date period, increased from $2.6 billion in the same 2004 period, due primarily to higher Wireless spending, partially offset by Local spending reductions. Wireless capital expenditures were incurred mainly to maintain and enhance network reliability and upgrade capabilities for providing new products and services including the deployment of EV-DO technology. Local incurred capital expenditures primarily to accommodate voice grade equivalent growth, convert the network from circuit to packet switching and continue the build-out of high-speed DSL services and to meet regulatory requirements. Long Distance capital expenditures were incurred to maintain network reliability, upgrade capabilities for providing new products and services and meet capacity demands.

Investing activities also reflect $1.2 billion of net cash acquired in the merger with Nextel, partially offset by $949 million of net cash paid to acquire US Unwired. Additionally, investing activities include proceeds from the sale of assets, including the receipt of $376 million from the sale of shares of NII Holdings’ common stock in the 2005 third quarter, and the receipt of approximately $200 million from the sale of the Long Distance conferencing business in the 2005 second quarter. The approximately $200 million received from Virgin Mobile USA in the 2005 third quarter is reflected in the distribution from affiliates activity.

Financing Activities

Sprint Nextel’s cash flows used by financing activities totaled $1.3 billion in the 2005 year-to-date period compared to $382 million in the same 2004 period. Financing activities included $1.1 billion of payments of debt in the 2005 year-to-date period, consisting primarily of scheduled repayments of senior notes, compared with $1.7 billion of payments of debt in the same 2004 period.

Financing activities for the 2005 year-to-date period also include $293 million in proceeds from common stock issuances, primarily resulting from exercises of employee stock options. Proceeds from common stock issuances of $1.8 billion in the same 2004 period were mainly from the settlement of equity unit forward contracts.

Sprint Nextel paid cash dividends of $448 million in the 2005 year-to-date period compared with $485 million in the same 2004 period, reflecting a decrease in the dividend rate in the 2005 third quarter to 2.5 cents per share from 12.5 cents per share in prior quarters, partially offset by an increase in the number of shares of common stock outstanding in the 2005 year-to-date period compared to the same 2004 period.

Capital Requirements

Sprint Nextel currently anticipates that future funding needs will principally relate to:

•	operating expenses relating to its networks;

•	capital expenditures;

•	interest and scheduled principal payments related to its debt and any other securities purchased or redeemed;

•	dividend payments as declared by its board of directors;

•	the required purchase of all outstanding shares of common stock of Nextel Partners that Sprint Nextel does not own, at fair market value determined pursuant to an appraisal process, and the obligations that may arise from transactions with PCS Affiliates;

•	amounts required to be expended in connection with the FCC’s Report and Order, and other potential investments in new business opportunities and spectrum purchases;

•	potential costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

Sprint Nextel’s 2005 capital expenditures are expected to total approximately $5.0 billion, which reflects Nextel capital expenditures only from the August 12, 2005 merger date. These expenditures are targeted primarily towards increased network capacity and coverage and to upgrade capabilities for providing new products and services including the deployment of EV-DO network technology for Wireless and DSL for Local. Sprint Nextel continues to review capital expenditure requirements closely and will adjust spending and capital investment in concert with customer demand.

Dividend payments for the first three quarters of 2005 have totaled $448 million. On October 10, 2005, the Sprint Nextel board declared a dividend of 2.5 cents per share, which will be paid December 30, 2005.

Liquidity

At September 30, 2005, Sprint Nextel’s cash, equivalents and marketable debt securities totaled $8.9 billion.

Sprint Nextel has two credit facilities, each with a syndicate of banks. The first is a $1.0 billion unsecured facility, structured as a 364-day credit line expiring in June 2006, with a subsequent one-year, $1.0 billion term-out option, none of which has been drawn. The second, which was entered into by Nextel and certain of its subsidiaries prior to the merger, is a $6.2 billion unsecured facility consisting of a $4.0 billion revolving loan facility maturing in July 2009, and a $2.2 billion term loan maturing in February 2010. The term loan is fully drawn and, under the revolving loan facility, $1.0 billion has been drawn and $2.5 billion has been utilized for letters of credit primarily issued in connection with the FCC’s Report and Order, leaving $492 million of remaining borrowing capacity.

Sprint Nextel also has two accounts receivable asset securitization facilities that provide Sprint Nextel with up to $1.2 billion of additional liquidity, neither of which has been drawn. The first facility is secured by Wireless accounts receivable and expires in May 2006. The maximum amount of funding available is based on numerous factors related to the underlying collateral and fluctuates each month. Approximately $440 million of funding was available under this facility at September 30, 2005. The second facility is secured by Long Distance accounts receivable and expires in August 2006. The maximum amount of funding available is based on numerous factors related to the underlying collateral and fluctuates each month. Approximately $340 million of funding was available under this facility at September 30, 2005.

The loan facilities and asset securitization arrangements described above provide for interest rates equal to the London Interbank Offered Rate (LIBOR) or Prime Rate plus a spread that varies depending on the applicable borrower’s or guarantor’s credit ratings. None of these facilities includes rating triggers that would allow the lenders involved to terminate the facilities in the event of a credit rating downgrade.

Sprint Nextel had letters of credit of $117 million as of September 30, 2005, in addition to the $2.5 billion letters of credit previously mentioned.

Any borrowings Sprint Nextel may incur are ultimately limited by certain debt covenants. Sprint Nextel is currently in compliance with all debt covenants, including all financial ratio tests, associated with its borrowings.

Sprint Nextel’s ability to fund its capital needs is ultimately impacted by the overall capacity and terms of the bank and securities markets. Given the volatility in the markets, Sprint Nextel continues to monitor the markets closely and to take steps to maintain financial flexibility and a reasonable capital structure cost.

Future Contractual Obligations

In addition to the future contractual obligations disclosed in Sprint’s 2004 Form 10-K/A, the following is a discussion of contractual obligations assumed by Sprint Nextel as part of the merger with Nextel.

The following table sets forth these obligations at September 30, 2005:

Future Contractual Obligations	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
	(in millions)
Long-term debt(1)	$12,616	$106	$534	$540	$542	$1,520	$9,374
Operating leases	4,193	113	647	632	589	537	1,675
Purchase obligations and other	2,861	332	731	594	356	322	526

Total	$19,670	$551	$1,912	$1,766	$1,487	$2,379	$11,575

(1)	These amounts include principal maturities and estimated interest payments for the bank credit facility based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.

The table above does not include those costs to be paid over the next approximately three years in connection with the Report and Order. Sprint Nextel currently estimates the total minimum cash obligation to be approximately $2.8 billion, of which $379 million was recorded as a liability at September 30, 2005. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the Transition Administrator under the Report and Order. At September 30, 2005, Sprint Nextel had submitted $17 million in costs to the Transition Administrator for approval, all of which had been approved for credit against the $2.8 billion obligation. In addition, costs associated with the reconfiguration of the 1.9 gigahertz (GHz) spectrum are not fully approved for credit until the completion of the entire rebanding process; however, $41 million associated with the reconfiguration of the 1.9

GHz spectrum has been incurred that Sprint Nextel believes will ultimately be approved for credit against the $2.8 billion obligation. Because the final reconciliation and audit of the entire rebanding obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that Sprint Nextel will be given full credit for these expenditures that Sprint Nextel currently believes should be applied to fulfillment of the obligation. At September 30, 2005, assuming full credit for expenditures made to date, the remaining minimum obligation would have been $2.4 billion.

In addition, Sprint Nextel had about $2.5 billion of open purchase orders for goods or services as of September 30, 2005 that are enforceable and legally binding and that specify all significant terms, but were not recorded as liabilities as of September 30, 2005. Sprint Nextel expects substantially all of these commitments to become due in the next twelve months. The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. Sprint Nextel has committed, subject to certain conditions which may not be met, to pay up to about $331 million for spectrum leasing agreements and acquisitions. Included in the “Purchase obligations and other” caption are minimum amounts due under some of Sprint Nextel’s service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to information and technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, Sprint Nextel is party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

In addition, the table above does not reflect amounts that Sprint Nextel will be required to pay with respect to the purchase of equity interests in Nextel Partners that are not currently owned. At September 30, 2005, Sprint Nextel held approximately 31% of the common equity interests in Nextel Partners. As a result of the merger with Nextel, the shareholders of Nextel Partners had the right, by majority vote of the holders of common stock other than Sprint Nextel, to require Sprint Nextel to purchase all of the outstanding shares of Nextel Partners stock that Sprint Nextel does not own at fair market value. On October 24, 2005, the Nextel Partners shareholders voted to exercise that right. This election triggers an appraisal process, requiring both Nextel Partners and Sprint Nextel to engage independent appraisers to determine the fair market value of the Nextel Partners stock for this purpose. A third appraiser will be appointed to resolve the matter of value if the first two appraisers’ valuations are more than 10 percent apart. It is estimated that the appraisal process will take at least four months to complete based on the time periods for the appraisals contemplated by the Nextel Partners charter, and possibly substantially longer given the uncertainties under the charter and the possibility of challenge. Sprint Nextel can give no assurance as to the value of the Nextel Partners’ stock or the timing of its purchase by Sprint Nextel.

Off-Balance Sheet Financing

Sprint Nextel does not participate in, or secure, financings for any unconsolidated, special purpose entities. Sprint Nextel does have bankruptcy-remote entities, which are included in its Consolidated Financial Statements.

Future Outlook

Sprint Nextel expects to be able to meet its currently identified funding needs for at least the next 12 months by using its anticipated cash flows from operating activities as well as its cash, cash equivalents, and marketable debt securities.

In making this assessment, Sprint Nextel has considered:

•	anticipated levels of capital expenditures;

•	the obligation to repurchase the outstanding shares of common stock of Nextel Partners that Sprint Nextel does not own and the obligations that may arise from transactions with PCS Affiliates;

•	anticipated payments under the FCC’s Report and Order;

•	declared and anticipated dividend payments and scheduled debt service requirements;

•	costs associated with the Sprint Nextel merger and spin-off of the local telecommunications business;

•	other future contractual obligations; and

•	anticipated proceeds received in connection with the spin-off of the local telecommunications business.

If there are material changes in Sprint Nextel’s business plans, or currently prevailing or anticipated economic conditions in any of its markets or competitive practices in the mobile wireless telecommunications industry, or if other presently unexpected circumstances arise that have a material effect on its cash flow or profitability, anticipated cash needs could change significantly.

The conclusion that Sprint Nextel expects to meet its funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum other than those currently being pursued by Sprint Nextel;

•	potential material purchases or redemptions of outstanding debt and securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to E911 service.

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand, borrowings available under existing credit facilities and funding anticipated to be received in connection with the spin-off of the local telecommunications business. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Sprint Nextel’s ability to raise additional capital, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

•	the commercial success of Sprint Nextel’s operations;

•	the volatility and demand of the capital markets; and

•	the market prices of Sprint Nextel’s securities.

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or are described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital.

The entirety of the above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Information.”

Financial Strategies

General Risk Management Policies

Sprint Nextel selectively enters into interest rate swap agreements to manage its exposure to interest rate changes on its debt. Sprint Nextel also enters into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint Nextel seeks to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and thorough legal review of contracts. Sprint Nextel also controls exposure to market risk by regularly monitoring changes in foreign exchange and interest rate positions under normal and stress conditions to ensure they do not exceed established limits.

Sprint Nextel’s derivative transactions are used principally for hedging purposes. The Sprint Nextel board of directors has authorized Sprint Nextel to enter into derivative transactions, and all transactions comply with Sprint Nextel’s risk management policies.

Interest Rate Risk Management

Fair Value Hedges

Sprint Nextel enters into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert Sprint Nextel’s fixed-rate debt to a floating-rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. At September 30, 2005, Sprint Nextel had outstanding interest rate swap agreements that were designated as fair value hedges.

Cash Flow Hedges

Sprint Nextel enters into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of its floating-rate debt to a fixed-rate. As of September 30, 2005, Sprint Nextel had no outstanding interest rate cash flow hedges.

Other Derivatives

In certain business transactions, Sprint Nextel is granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2002 and 2003, Sprint Nextel entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities. Certain prepaid contracts settled beginning in the 2004 fourth quarter through the 2005 third quarter. The remaining contracts settle in the fourth quarter of 2005.

Foreign Exchange Risk Management

Sprint Nextel’s foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. Sprint Nextel’s primary transaction exposure results from payments made to and received from overseas telecommunications companies for completing international calls made by Sprint Nextel’s domestic customers and from the operation of its international subsidiaries. These international operations were not material to the consolidated financial position at September 30, 2005 or results of operations or cash flows for the quarter ended September 30, 2005. Sprint Nextel has not entered into any significant foreign currency forward contracts or other derivative instruments to reduce the effects of adverse fluctuations in foreign exchange rates. As a result, Sprint Nextel was not subject to material foreign exchange risk.

Part I.

Item 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The risk inherent in Sprint Nextel’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in those instruments. Sprint Nextel is susceptible to certain risks related to changes in interest rates and foreign currency exchange rate fluctuations. Sprint Nextel does not purchase or hold any derivative financial instruments for trading purposes.

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. Sprint Nextel is subject to interest rate risk primarily associated with its borrowings. Sprint Nextel selectively enters into interest rate swap agreements to manage its exposure to interest rate changes on its debt.

Approximately 80% of Sprint Nextel’s outstanding debt at September 30, 2005 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because Sprint Nextel intends to hold these obligations to maturity unless market conditions make it beneficial to refinance these obligations.

As of September 30, 2005, Sprint Nextel held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, Sprint Nextel pays a floating rate of interest equal to the six-month LIBOR, plus a fixed spread, which averaged 6.6% as of September 30, 2005, and received an average interest rate equal to the coupon rates stated on the underlying senior notes of 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $38 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules; therefore, there is no impact on earnings and cash flows for any fair value fluctuations.

Sprint Nextel performs interest rate sensitivity analyses on its variable-rate debt, including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $50 million on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows at September 30, 2005. While Sprint Nextel’s variable-rate debt is subject to earnings and cash flows impacts as interest rates change, it is not subject to changes in fair values.

Sprint Nextel also performs a sensitivity analysis on the fair market value of its outstanding debt. A 10% decrease in market interest rates would cause a $722 million increase in fair market value of its debt to $28 billion.

Foreign Currency Risk

Sprint Nextel also enters into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Sprint Nextel uses foreign currency derivatives to hedge its foreign currency exposure related to settlement of international telecommunications access charges and the operation of international subsidiaries. The dollar equivalent of Sprint Nextel’s net foreign currency payables from international settlements was $24 million and net foreign currency receivables from international operations was $20 million at September 30, 2005. The potential immediate pre-tax loss to Sprint Nextel that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

Part I

Item 4

Item 4. Controls and Procedures

On August 12, 2005, Sprint and Nextel completed their merger, at which time Nextel became a subsidiary of Sprint Nextel Corporation. For accounting purposes, Sprint, which is now referred to as Sprint Nextel, was designated the acquiring entity.

Sprint Nextel considers the merger with Nextel material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2005, and believes that the internal controls and procedures of Nextel have a material effect on Sprint Nextel’s internal control over financial reporting. Sprint Nextel has extended its Sarbanes-Oxley Act Section 404 compliance program to include Nextel.

Although Sprint Nextel has generally maintained its disclosure controls and procedures that were in effect prior to the merger, subsequent to the merger there have been changes in Sprint Nextel’s internal control over financial reporting, including preparation of the consolidated Sprint Nextel financial statements and changes of personnel with direct responsibility for financing reporting. Sprint Nextel believes these changes have not negatively affected its internal control over financial reporting.

In addition, as a matter of course, Sprint Nextel continues to update its internal controls over financial reporting as necessary to accommodate any modifications to its business processes or accounting procedures.

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934 (Exchange Act), and in connection with the preparation of this Form 10-Q, Sprint Nextel’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of Sprint Nextel’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2005 in providing reasonable assurance that information required to be disclosed in reports Sprint Nextel files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II.—Other Information

Item 1. Legal Proceedings

As previously reported in Sprint Nextel’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, in June and July 2005, several PCS Affiliates filed lawsuits in various courts, alleging that the merger between Sprint and Nextel would result in breaches of exclusivity provisions in their management agreements with Sprint Nextel subsidiaries. Suits were filed by US Unwired Inc. and its subsidiaries, UbiquiTel and UbiquiTel Operating Company, iPCS Wireless, Inc., Gulf Coast Wireless, LP, Horizon Personal Communications Inc. and Bright Personal Communications Services LLC, which are both subsidiaries of iPCS, and Enterprise Digital PCS LLC, Enterprise Wireless LLC, and Enterprise Communications Partnership.

In addition, on August 8, 2005, Airgate PCS, Inc. filed suit in Delaware Chancery Court against Sprint Nextel, various of Sprint Nextel’s subsidiaries and affiliates who are parties to agreements with Airgate, and Nextel. Airgate claims that the implementation of the merger between Sprint and Nextel will result in breaches of the agreements between plaintiff and the Sprint Nextel entities. The complaint seeks injunctive relief, as well as unspecified monetary damages. The court has scheduled a trial to commence in early February 2006.

The lawsuit filed by US Unwired Inc. and its subsidiaries and the lawsuit filed by Gulf Coast Wireless L.P. were withdrawn following acquisition of those companies by Sprint Nextel. See Notes 2 and 14 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for information regarding these acquisitions. There have been no material developments in the other lawsuits filed by PCS Affiliates.

We are involved in certain other legal proceedings that are described in Note 7 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. During the 2005 third quarter, there were no material developments in the status of these other legal proceedings.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against Sprint Nextel.

While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Sprint Nextel’s beliefs, Sprint Nextel expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Sprint Nextel or its business segments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

In September 2005, Sprint Nextel issued to certain of its directors and executive officers an aggregate of 842 unregistered restricted stock units relating to shares of its common stock. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of Sprint Nextel common stock once the unit vests. The restricted stock units are scheduled to vest in 2006 and 2007. Delivery of the shares may be delayed under certain circumstances.

Neither these restricted stock units nor the common stock issuable once the units vest were registered under the Securities Act of 1933 (Securities Act). The issuance of the restricted stock units was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1),(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31 common stock	66,550	$25.232	—	—
August 1 through August 31common stock	14,845	$25.881	—	—
September 1 through September 30 common stock	10,061	$23.861	—	—

Total	91,456	$25.187

(1)	All acquisitions of equity securities during the 2005 third quarter were the result of the operation of the terms of Sprint Nextel’s equity compensation plans (the Management Incentive Stock Option Plan, the 1997 Long-Term Stock Incentive Program and, following the merger of Sprint and Nextel, the Nextel Incentive Equity Plan) and the terms of the equity grants pursuant to those plans, as follows: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; the delivery by attestation of previously owned shares owned by the grantee to pay the exercise price of options; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units (deferred shares), and (iii) the exercise of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units since only the net shares are issued.
(2)	Excludes approximately 1,910.6 fractional shares of Nextel Class A common stock purchased in the merger of Sprint and Nextel, or the equivalent of approximately 2,422 shares of Sprint Nextel common stock at the exchange ratio of 1.26750218 shares of Sprint Nextel common stock for each share of Nextel Class A common stock. According to the merger agreement, the purchase price per share for these fractional shares is the closing price of Sprint common stock on the date of the merger, or $26.15 per share. The payment is made to holders of the fractional shares when they surrender their Nextel Class A common stock for exchange.
(3)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for the exercise price of options is the market price of the stock on the date of the exercise of the option. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the date of vesting of the restricted stock, the delivery date of the stock underlying restricted stock units, and the date of the exercise of the option.

No options may be granted pursuant to the Management Incentive Stock Option Plan after April 18, 2005; no awards may be granted pursuant to the 1997 Long-Term Stock Incentive Program after April 15, 2007; and no awards may be granted pursuant to the Nextel Incentive Equity Plan after July 13, 2015. Options, restricted stock awards and restricted stock unit awards outstanding on those dates may continue to be outstanding after those dates. Sprint Nextel cannot estimate how many shares will be acquired in the manner described in footnote (1) to the table above through operation of these plans.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

On July 13, 2005, Sprint held its annual meeting of shareholders. In addition to approving 4 proposals required to consummate the merger with Nextel, the shareholders elected eight directors to serve a term of one year and ratified the appointment of KPMG LLP as the company’s independent registered public accounting firm for 2005. The shareholders did not approve one shareholder proposal.

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

The following votes were cast for the proposal to adopt an amendment to Sprint’s articles of incorporation to create a class of non-voting common stock and the ninth series preferred stock and add a provision stating that shareholder approval is not required for the acquisition by Sprint Nextel of non-voting common stock or the ninth series preferred stock from a holder of that stock:

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

The term of Gary D. Forsee continued after the meeting.

The following votes were cast with respect to the proposal to ratify KPMG LLP as the company’s independent registered public accounting firm for 2005:

For	1,243,509,131
Against	11,438,693
Abstain	10,063,940

The following votes were cast with respect to a shareholder proposal urging the Sprint board to seek shareholder approval of any extraordinary retirement benefits for senior executives:

For	437,733,048
Against	661,222,478
Abstain	14,673,273
Broker Non-Votes	151,382,967

Item 5. Other Information

Ratios of Earnings to Fixed Charges

Sprint Nextel’s ratio of earnings to fixed charges was 2.39 and 2.86 in the 2005 third quarter and the 2005 year-to-date period. Earnings, as adjusted, were not adequate to cover fixed charges by $3.1 billion and $2.3 billion in the 2004 third quarter and year-to-date periods, respectively. The ratio of earnings to fixed charges was computed by dividing fixed charges into the sum of earnings, after certain adjustments, and fixed charges. Earnings include income from continuing operations before income taxes plus net losses in equity method investees, less capitalized interest. Fixed charges include interest on all debt of continuing operations, including amortization of debt issuance costs, and the interest component of operating rents.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a) Agreement and Plan of Merger, dated as of December 15, 2004, by and among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed as Exhibit 2 to Sprint Nextel’s Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

(b) First Amendment to Agreement and Plan of Merger, dated as of May 20, 2005, by and among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed as Exhibit 2.2 to Sprint Nextel’s Current Report on Form 8-K filed May 20, 2005 and incorporated herein by reference).

(3) Articles of Incorporation and Bylaws:

(a) Amended and Restated Articles of Incorporation, (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(b) Amended and Restated Bylaws (filed as Exhibit 3.2 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(4) Instruments defining the Rights of Sprint Nextel Security Holders:

(a) The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3(a).

(b) Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3(b).

(c) Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Nextel’s Registration Statement on Form 8-A relating to Sprint’s Rights, filed April 12, 2004, and incorporated herein by reference).

(d) Amendment to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of June 17, 2005 and effective August 12, 2005 (filed as Exhibit 4(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

(e) Indenture, dated as of July 31, 2003 (the “2003 Notes Indenture”), between Nextel Communications, Inc. and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(f) First Supplemental Indenture to the 2003 Notes Indenture, dated August 8, 2005, between Nextel Communications, Inc. and BNY Midwest Trust Company (filed as Exhibit 4.1 to Nextel’s Current Report on Form 8-K filed August 9, 2005 and incorporated herein by reference).

(g) Second Supplemental Indenture to the 2003 Notes Indenture, dated August 8, 2005, between Nextel Communications, Inc. and BNY Midwest Trust Company (filed as Exhibit 4.2 to Nextel’s Current Report on Form 8-K filed August 9, 2005 and incorporated herein by reference).

(h) Third Supplemental Indenture to the 2003 Notes Indenture, dated August 12, 2005, between Nextel Communications, Inc. (f/k/a S-N Merger Corp.) and BNY Midwest Trust Company (filed as Exhibit 4.3 to Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(i) Fourth Supplemental Indenture to the 2003 Notes Indenture, dated August 12, 2005, between Nextel Communications, Inc. (f/k/a S-N Merger Corp.), Sprint Nextel Corporation and BNY Midwest Trust Company (filed as Exhibit 4.3.5 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(j) Assumption Agreement, dated as of August 12, 2005, by Nextel Communications, Inc. (formerly, S-N Merger Corp.) in favor of JPMorgan Chase Bank, N.A. (formerly known as JP Morgan Chase Bank), as administrative agent (filed as Exhibit 4.10 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(k) Second Amended and Restated Credit Agreement dated July 15, 2004, among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (filed as Exhibit 4.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

(l) Tranche A Term Loan Agreement dated January 28, 2005, among Nextel, Nextel Finance Company, the other Restricted Companies party thereto, the Lenders Party thereto, and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (filed as Exhibit 4 to Nextel’s Current Report on Form 8-K filed February 3, 2005 and incorporated herein by reference).

(m) Amendment No. 1 dated February 15, 2005, to the Second Amended and Restated Credit Agreement dated July 15, 2004, among Nextel, Nextel Finance Company, the other Restricted Companies Party thereto, the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (filed as Exhibit 4.1 to Nextel’s Current Report on Form 8-K filed February 17, 2005 and incorporated herein by reference).

(n) Indenture dated January 26, 2000 between Nextel and Harris Trust and Savings Bank, as Trustee, relating to Nextel’s 5.25% Convertible Senior Redeemable Notes due 2010 (filed as Exhibit 4.1 to Nextel’s Current Report on Form 8-K filed January 26, 2000, and incorporated herein by reference).

(o) First Supplemental Indenture to the Convertible Notes Indenture, dated August 12, 2005, between Nextel Communications, Inc. (f/k/a S-N Merger Corp.) and BNY Midwest Trust Company (filed as Exhibit 4.2 to Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(10) Material Agreements:

(a) Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to Nextel’s Registration Statement No. 33-43415 on Form S-1 and incorporated herein by reference).*

(b) iDEN Infrastructure {*} Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed as Exhibit 10.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).*

(c) Term Sheet for Subscriber Units and Services Agreement dated December 31, 2003 between Nextel and Motorola (filed as Exhibit 10.1.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*

(d) Second Extension Amendment to the iDEN Infrastructure 5-Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.1.20 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

(e) Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.1.21 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

(f) Joint Venture Agreement among Nextel Partners, Inc., Nextel Partners Operating Corp. and Nextel WIP Corp. dated January 29, 1999 (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed February 24, 1999 and incorporated herein by reference).

(10) Executive Compensation Plans and Arrangements:

(g) Nextel Amended and Restated Associate Stock Purchase Plan (filed April 16, 2004 as Annex A to Nextel’s Proxy Statement in connection with its 2004 annual meeting of stockholders and incorporated herein by reference).

(h) Nextel Amended and Restated Cash Compensation Deferral Plan (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed December 13, 2004 and incorporated herein by reference).

(i) Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999 (filed as Exhibit 10.12 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

(j) First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

(k) Second Amendment, dated August 12, 2005, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed as Exhibit 99.6 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(l) Employment Agreement, effective as of July 1, 2003, by and between Nextel Communications, Inc. and Timothy M. Donahue (filed as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

(m) Letter dated December 15, 2004, from Timothy M. Donahue to Nextel (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

(n) Amendment No. 1, dated as of March 15, 2005, to the Employment Agreement dated as of July 1, 2003, by and among Nextel Communications, Inc. and Timothy M. Donahue (filed as Exhibit 10.1 to Nextel’s Current Report of Form 8-K filed March 15, 2005 and incorporated herein by reference).

(o) Employment Agreement dated April 1, 2004, between Thomas N. Kelly, Jr. and Nextel (filed as Exhibit 10.2.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(p) Employment Agreement dated April 1, 2004, between Paul N. Saleh and Nextel (filed as Exhibit 10.2.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(q) Employment Agreement dated April 1, 2004, between Barry J. West and Nextel (filed as Exhibit 10.2.3 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(r) Employment Agreement dated April 1, 2004, between Leonard J. Kennedy and Nextel (filed as Exhibit 10.2.4 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

(s) Employment Agreement dated as of March 15, 2005, by and among Nextel Communications, Inc. and William G. Arendt (filed as Exhibit 10.2 to Nextel’s Current Report on Form 8-K filed March 15, 2005 and incorporated herein by reference).

(t) Nextel Amended and Restated Incentive Equity Plan (filed as Annex J to the joint proxy statement/prospectus included as part of Sprint Nextel’s Registration Statement on Form S-4 (No. 333-123333), as filed on June 10, 2005, and incorporated herein by reference).

(u) Form of Deferred Share Agreement (Employee Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(v) Form of Deferred Share Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(w) Form of Deferred Share Agreement—Recognition Award under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed March 2, 2005 and incorporated herein by reference).

(x) Form of Nonqualified Stock Option Agreement (Employee Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.3 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(y) Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.4 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

(z) Nextel Severance Benefits Plan (filed as Exhibit 10.9 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

(aa) Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended.

(bb) Summary of New Deferred Compensation Plan.

(cc) Summary of Interim Incentive Opportunity Program.

(dd) Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

(ee) Summary of Amendments to the Sprint Supplemental Executive Retirement Plan.

(12) Computation of Ratios of Earnings to Fixed Charges

(15) Letter Re: Unaudited Interim Financial Information

(31) (a) Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(b) Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Sprint Nextel will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of Sprint Nextel.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By	/s/ WILLIAM G. ARENDT
William G. Arendt Senior Vice President—Controller Principal Accounting Officer

Dated: November 9, 2005