Form 10-K
period 2005-12-31
SPRINT NEXTEL CORP
filed 2006-03-07
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2005, was $37,255,897,903.

COMMON SHARES OUTSTANDING AT FEBRUARY 28, 2006:

VOTING COMMON STOCK
Series 1	2,849,846,056
Series 2	79,831,333
NON-VOTING COMMON STOCK	37,594,109

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant’s fiscal year ended December 31, 2005, are incorporated by reference in Part III hereof.

SPRINT NEXTEL CORPORATION

SECURITIES AND EXCHANGE COMMISSION

ANNUAL REPORT ON FORM 10-K

Part I

Item 1.  Business

Overview

The Corporation

Sprint Nextel Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted by its subsidiaries. Unless the context otherwise requires, references to “Sprint Nextel,” “we,” “us” and “our” mean Sprint Nextel Corporation and its subsidiaries. On August 12, 2005, a subsidiary of our company merged with Nextel Communications, Inc. and, as a result, we acquired Nextel.

We are a global communications company offering a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals, and business and government customers. Although our operations are divided into three lines of business, wireless, long distance and local, we have organized our sales and distribution efforts to focus on the needs of two distinct customer types – individuals, and businesses and government agencies, which has enabled us to create customer-focused communications solutions that can incorporate any of our wireless and wireline services. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. We also provide regulated local exchange telephone services to approximately 7.4 million access lines in our local service territories in 18 states.

We, together with third-party affiliates, each referred to as a PCS Affiliate, and Nextel Partners, Inc., offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands. The PCS Affiliates, through commercial arrangements with us, provide wireless personal communications services, or PCS, under the Sprint® brand name in certain mid-sized and tertiary United States markets on wireless networks built and operated at their expense, in most instances using spectrum licensed to, and controlled by, us. Nextel Partners provides digital wireless communications services under the Nextel® brand name in certain mid-sized and tertiary United States markets on wireless networks built and operated at its expense. We, together with the PCS Affiliates, Nextel Partners and resellers of our wireless service, served more than 49.6 million wireless subscribers at the end of 2005. During 2005 and the first quarter 2006, we acquired five PCS Affiliates, and we expect to acquire Nextel Partners in the second quarter 2006.

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize code division multiple access, or CDMA, and integrated Digital Enhanced Network, or iDEN®, technologies. We market wireless services provided on our CDMA network under the Sprint brand. We are deploying high-speed evolution data optimized, or EV-DO, technology, which increases by up to 10 times average mobile-device data speeds, across our CDMA network. The services supported by this technology, marketed as PowerVisionSM, give consumer and business subscribers with EV-DO-enabled devices access to numerous sophisticated data messaging, imaging, entertainment and location-based applications. We first introduced EV-DO commercially in the second quarter 2005, and we will continue to expand our EV-DO footprint to provide coverage to more people and markets in 2006.

We market wireless services provided on our iDEN network under two brand names: Nextel, for post-paid wireless services, and Boost Mobile™, for prepaid wireless services. Both brands feature our industry-leading walkie-talkie services, which give subscribers the ability to communicate instantly across the continental United

States and to and from Hawaii, and, through agreements with other iDEN-based providers, to and from selected markets in Canada, Latin America and Mexico, as well as a variety of digital wireless mobile telephone and wireless data transmission services.

We are one of the nation’s largest providers of long distance services and one of the largest carriers of Internet traffic. We operate an all-digital long distance and Tier 1, Internet Protocol, or IP, network, over which we provide a broad suite of wireline communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as multi-protocol label switching, or MPLS, technologies, IP, asynchronous transfer mode, or ATM, and frame relay, and managed network services. We also provide switching and back office services to cable companies, which enable them to provide local and long distance telephone service over their cable facilities.

We also provide regulated local exchange telephone services to approximately 7.4 million access lines in our local service territories in 18 states. We provide local and long distance voice and data services, including digital subscriber line, or DSL, services, and other telecommunications-related services to customers in these service areas. We also operate a wholesale product distribution business. As discussed below, we plan to spin-off these operations to our shareholders in 2006.

Our Series 1 voting common stock trades on the New York Stock Exchange, or NYSE, under the symbol “S”.

Sprint-Nextel Merger

On August 12, 2005, a subsidiary of ours merged with Nextel and, as a result, we acquired Nextel. The aggregate consideration paid for the merger was approximately $37.8 billion, which consisted of $969 million in cash and 1.452 billion shares of Sprint Nextel voting and non-voting common stock, or $0.84629198 in cash and 1.26750218 shares of Sprint Nextel stock in exchange for each then-outstanding share of Nextel stock.

We merged with Nextel to secure a number of potential strategic and financial benefits, including:

•	the combination of extensive network and spectrum assets, which enables us to offer consumers, businesses and government agencies a wide array of broadband wireless and integrated communications services;

•	the combination of Nextel’s strength in business and government wireless services with our position in consumer wireless and data services, including services supported by our global IP network, which enables us to serve a broader customer base;

•	the size and scale of the combined company, which is comparable to that of our two largest competitors, is expected to enable more operating efficiencies than either company could achieve on its own; and

•	the ability to position us strategically in the fastest growing areas of the communications industry.

We expect to realize significant synergies associated with this merger, which include:

•	revenue and subscriber synergies primarily arising out of cross-selling opportunities and the accelerated deployment of new features and services;

•	reduced capital spending due to the elimination of the need to build a data overlay network as had been planned by Nextel, reduced construction costs, expected volume discounts and benefits of increased purchasing capacity and reduced and consolidated facilities and back-office functions;

•	reduced network operating costs primarily arising out of co-location of cell sites, process efficiencies and migration of Nextel backhaul and other telecommunications traffic to our long distance network;

•	reduced selling, general and administrative expenses primarily arising out of consolidation of customer care, billing and other information technology, or IT, functions, increased scale and volume discounts and reduced sales and marketing costs and general administrative expenses; and

•	marketing, sales and fulfillment savings as a result of headcount savings, the rationalization of distribution channels, greater volume discounts on devices and other scale benefits.

We began to realize some synergies in 2005, and expect to realize additional synergies over a number of years. However, we believe that our operating results for at least the next several quarters will be negatively impacted by costs that will be incurred to achieve these synergies. The ability to achieve these synergies and the timing in which the benefits can be realized will depend in large part on the ability to integrate our networks, business operations, back-office functions and other support systems and infrastructure.

Contemplated Spin-off of Local Telecommunications Business

At the time that we announced the merger with Nextel, we also announced that we intend to spin-off our local communications business to our shareholders on a tax-free basis. The business being spun-off, which is the business reported as the local segment in our financial statements, will be known as Embarq Corporation, and we refer to this business as Embarq, or Local.

We anticipate that the common stock of Embarq will trade on the NYSE under the symbol “EQ” and that the spin-off will be completed in the second quarter 2006.

Nextel Partners Purchase Right and Acquisitions of PCS Affiliates

As a result of the merger with Nextel, in October 2005, the shareholders of Nextel Partners exercised their right to require us to purchase, at fair market value, the 70% of the outstanding shares of Nextel Partners stock that we do not already own. In December 2005, we and Nextel Partners announced that the purchase price for each share of Nextel Partners stock under this right had been determined to be $28.50. As a result, the aggregate amount payable to shareholders of Nextel Partners will be about $6.5 billion, including amounts payable upon conversion of debt securities and settlement of options. The purchase is subject to customary regulatory approvals and is currently expected to be completed by the end of the second quarter 2006.

In the second half of 2005, we acquired the following three PCS Affiliates for a total of $1.4 billion:

•	US Unwired, Inc., which, at the time of acquisition, provided wireless service to more than 500,000 direct subscribers in nine Southeast region states, for $968 million;

•	Gulf Coast Wireless Limited Partnership, which, at the time of acquisition, provided wireless service to more than 95,000 direct subscribers in southern Louisiana and Mississippi, for $211 million, net of the 13.4% ownership interest held by us; and

•	IWO Holdings, Inc., which, at the time of acquisition, provided wireless service to more than 240,000 direct subscribers in five Northeast region states, for $192 million.

In the first quarter 2006, we also acquired the following two PCS Affiliates for a total of $3.5 billion:

•	Alamosa Holdings, Inc., which, at the time of acquisition, provided wireless service to more than 1.5 million direct subscribers in 19 states, for $3.4 billion of net cash paid; and

•	Enterprise Communications Partnership, which, at the time of acquisition, provided wireless service to more than 50,000 direct subscribers in Alabama and Georgia, for $77 million of net cash paid.

We believe that the acquisitions of Nextel Partners and the PCS Affiliates we have acquired to date will give us control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage, which include a number of markets with favorable growth and competitive characteristics. We believe that the acquisitions also will facilitate the integration relating to the Nextel merger by allowing us to provide consistent service offerings and customer experiences across a wider geographic area.

Access to Public Filings and Board Committee Charters

Our website address is www.sprint.com. Information contained on our website is not part of this annual report. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.sprint.com/sprint/ir. These documents are provided promptly after filing with the SEC. These documents also may be found at the SEC’s website at www.sec.gov.

We also provide public access to our Code of Ethics, entitled the Sprint Nextel Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Human Capital and Compensation Committee, and the Nominating and Corporate Governance Committee. The Code of Conduct, corporate governance guidelines and committee charters may be viewed free of charge on our website at the following address: www.sprint.com/governance. You may obtain copies of any of these documents free of charge by writing to: Sprint Nextel Investor Relations, 2001 Edmund Halley Drive, Reston, Virginia 20191. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, we will post a notice of such action on our website at the following address: www.sprint.com/governance. Only the board of directors or the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31(a), 31(b), 32(a) and 32(b) to this annual report. We also filed with the NYSE in 2005 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Sprint Nextel of the NYSE corporate governance listing standards.

Our Business Segments

Wireless

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies.

The financial performance of our Wireless segment for 2005, 2004 and 2003 is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net operating revenues	$22,328	$14,647	$12,690
Operating income(1)	2,173	1,552	634

(1)	See “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segmental Results of Operations – Wireless” for more information regarding the financial performance of our Wireless segment.

Strategy

Our strategy for the Wireless segment is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. To enable us to offer innovative applications and services, we are deploying high-speed EV-DO technology across our CDMA network. The services supported by this technology, marketed as PowerVision, give consumer and business subscribers with EV-DO-enabled devices access to numerous sophisticated data messaging, imaging, entertainment and location-based applications. On our iDEN network, we continue to develop features and services that are designed to meet the needs of business and government customers, with a particular focus on services that build upon our walkie-talkie features. To offer customers all of the benefits of PowerVision and our walkie-talkie features, we expect to introduce a dual-mode handset designed to operate on both our CDMA and iDEN network platforms. We also seek to realize operating efficiencies in our business, in part from merger-related synergies, and optimize the performance of our network while minimizing costs.

Products and Services

We offer a wide array of wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. Our wireless mobile voice communications services include basic local and long distance wireless voice services, as well as voicemail, call waiting, three way calling, caller identification, directory assistance, call forwarding, speakerphone and voice-activated dialing features. Through a variety of roaming arrangements, we provide roaming services to areas in over 170 countries outside the United States, including areas of Asia, including China, Guam, Hong Kong, Taiwan and Thailand, New Zealand, Canada, Central and South America, including Argentina, Bolivia, Chile, Ecuador, Guatemala, Mexico, Paraguay, Peru, Uruguay and Venezuela, and most major Caribbean islands.

The data communications services include:

•	wireless imaging, including the ability to shoot and send digital still pictures and video clips from a wireless handset;

•	wireless data communications, including Internet access and messaging and email services;

•	on our CDMA network, wireless entertainment, including the ability to view live television; listen to Sirius® satellite radio; download and listen to music from our Sprint Music StoreSM, a music catalogue with thousands of songs from virtually every music genre; and play games with full-color graphics and polyphonic sounds all from a wireless handset; and

•	location-based, asset and fleet management, and dispatch services.

We also offer walkie-talkie services, which give subscribers with iDEN-based devices the ability to communicate instantly across the continental United States and to and from Hawaii. Also, through agreements with third parties, subscribers with iDEN devices can communicate instantly with our walkie-talkie feature to and from selected areas in Canada, Latin America and Mexico. Our walkie-talkie features offer subscribers instant communications in a variety of other ways, including push-to-email applications that allow a user to send a streaming voice message to an email recipient, and off-network walkie-talkie communications available on certain handsets.

Our services are provided using a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We generally sell our handsets at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers.

We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to consumers, and we sell handsets and accessories to agents and other third party distributors for resale.

We also offer wholesale services on our CDMA network to resellers, commonly known as mobile virtual network operators, or MVNOs. MVNOs purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. These companies bear the costs of acquisition, billing and customer service. We currently provide wholesale services, through multi-year, exclusive wholesale agreements, to a number to MVNOs, including Qwest Communications International, Inc., Disney and ESPN. We also provide wholesale services to Virgin Mobile USA, which offers prepaid wireless service targeted to the youth and prepaid markets, and is a joint venture between us and the Virgin Group. As of December 31, 2005, the number of subscribers served through resellers represented approximately 18% of the total subscribers served by our CDMA network.

We offer customized design, development, implementation and support services for wireless services provided to large companies and government agencies. We also recently entered into a joint venture with several cable companies to develop converged next generation products for consumers designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service.

Sales and Marketing

We focus the marketing and sales of wireless services on two targeted groups of customers: individuals, and businesses and government agencies. We offer a variety of pricing options and plans, including plans designed specifically for business customers, and individuals and families. We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling CDMA- and iDEN-based wireless services primarily to mid-sized to large businesses and government agencies that value our industry and technical expertise and extensive product and service portfolio, as well as our ability to develop custom communications capabilities that meet the specific needs of these larger customers;

•	retail outlets that focus on sales to the consumer market, including Radio Shack, Best Buy, Target, Wal-Mart and Sprint Nextel retail stores;

•	indirect sales agents that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to small businesses and the consumer market, and are generally paid through commissions; and

•	customer-convenient channels, including web sales and telesales.

We market our post-paid services under the Sprint and Nextel brands. We offer these services on a contract basis typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets.

Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships. We are the title sponsor of the NASCAR NEXTEL Cup SeriesTM, the National Association for Stock Car Auto Racing, or NASCAR®, premier national championship series. We are NASCAR’s official telecommunications sponsor, which entitles us to a variety of branding, advertising, merchandising and technology-related opportunities, many of which are exclusive with NASCAR, its drivers and teams, and the racetrack facilities. We also are the official telecommunications service provider of the National Football League, or NFL, and the provider of exclusive and original NFL-related content as part of our Sprint-branded wireless service. We also have been the exclusive sponsor of a number of NFL events, including the Super Bowl XL half-time show. The goal of these initiatives, together with our other marketing initiatives, which include affiliations with most major sports leagues, is to increase brand awareness in our targeted customer base and expand the use of our customer-convenient distribution channels: web sales, telesales and retail stores.

Wireless Network Technologies

CDMA Network

We provide our Sprint-branded wireless services over our CDMA network, an all-digital wireless network with spectrum licenses that allow us to provide service to the entire United States population, Puerto Rico and the U.S. Virgin Islands. The CDMA network uses a single frequency band and a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. We supplement the CDMA network through commercial affiliation arrangements with the PCS Affiliates. Under these arrangements, the PCS Affiliates offer wireless services under the Sprint brand on CDMA networks built and operated at their own expense. In most instances, the PCS Affiliates use spectrum licensed to, and controlled by, us. Following the acquisitions of US Unwired, Gulf Coast Wireless, and IWO Holdings, completed in 2005, and the acquisitions of Alamosa and Enterprise Communications completed in early 2006, there are five remaining PCS Affiliates with networks that collectively serve markets where about 23.3 million people live or work.

We, together with the PCS Affiliates, operate CDMA networks in over 400 metropolitan markets, including the 125 largest U.S. metropolitan areas, that reach where a quarter billion people live and work. We provide nationwide service through a combination of:

•	operating our own digital network in both major and smaller U.S. metropolitan areas, and rural connecting routes using CDMA technology;

•	affiliating under commercial arrangements with the remaining PCS Affiliates, each of which operates a CDMA network, mainly in and around smaller U.S. metropolitan areas;

•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets; and

•	roaming on other providers’ digital networks that use CDMA.

CDMA subscribers can use their phones through roaming agreements in countries other than the United States, including areas of:

•	Asia, including China, Guam, Hong Kong, Taiwan and Thailand;

•	New Zealand;

•	Canada;

•	Central and South America, including Argentina, Bolivia, Chile, Ecuador, Guatemala, Mexico, Paraguay, Peru, Uruguay and Venezuela; and

•	most major Caribbean islands.

We are in the process of deploying the high-speed EV-DO technology across our CDMA network. With peak rates of up to 2.4 megabits per second for downloads, EV-DO increases average mobile-device data speeds up to 10 times faster when compared to the prior generation technology. In addition, this technology delivers superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards™. The services supported by this technology, marketed as PowerVision, give consumer and business customers access to numerous sophisticated applications using EV-DO-enabled devices, including data messaging, imaging, entertainment and location-based applications. We first introduced EV-DO commercially in the second quarter 2005, and at December 31, 2005 EV-DO was deployed in markets where about half of the U.S. population lives or works. We will continue to introduce EV-DO in additional markets in 2006.

The cell site equipment used in the CDMA network resides on space on communications towers. Although we own many of these towers, in May 2005, we closed a transaction whereby we provided Global Signal Inc. with the exclusive rights to lease or operate more than 6,600 of our communication towers for a negotiated lease term that is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful re-negotiation of the underlying ground leases at the end of their current lease terms. We have committed to sublease space from Global Signal on approximately 6,400 of these towers for a minimum of ten years. We have erected additional communications towers to expand the capacity and coverage of our CDMA network. The acquisition of Nextel has given us access to cell site communications towers erected for use in connection with the Nextel iDEN network, which in many cases will enable us to co-locate CDMA cell site equipment on these towers, instead of requiring us to erect new towers or co-locate the equipment on towers owned by third parties, which we expect will reduce our costs. Similarly, we will also be able to co-locate iDEN cell site equipment on the CDMA communications towers.

iDEN Network

We provide our Nextel post-paid and Boost Mobile prepaid wireless services over our iDEN network. Our iDEN network is an all-digital packet data network based on iDEN wireless technology provided by Motorola, Inc. We, together with Nextel Partners, are the only national wireless service provider in the U.S. that utilizes iDEN technology, and, generally, the iDEN handsets that we currently offer are not enabled to roam onto wireless networks that do not utilize iDEN technology. We, together with Nextel Partners, operate iDEN networks that serve 297 of the top 300 U.S. markets where about 270 million people live or work. Nextel Partners provides digital wireless communications services under the Nextel brand name in mid-sized and tertiary U.S. markets, and has the right to operate in 98 of the top 300 metropolitan statistical areas in the United States ranked by population. As discussed above, we will acquire Nextel Partners when the required regulatory approvals are obtained.

We have roaming or interoperability agreements with iDEN-based wireless service providers that operate in Latin America and Canada. We have entered into interoperability agreements with NII Holdings, Inc., which provides for coordination of customer identification and validation necessary to facilitate roaming between our domestic markets and NII Holdings’ Latin American markets. We also have roaming agreements in effect with TELUS Mobility, Inc. in Canadian market areas where it offers iDEN-based services. With the i930 iDEN handset, subscribers can roam in areas of over 100 countries. In addition, any iDEN subscriber can remove the subscriber identity module cards found in each iDEN handset and place them in certain Motorola handsets that utilize global system for mobile communication, or GSM, technology, the network technology utilized by many wireless providers throughout Europe and other parts of the world.

Although the iDEN technology offers a number of advantages over other technology platforms, including the ability to offer our walkie-talkie features, unlike other wireless technologies, it is a proprietary technology that relies solely on our and Motorola’s efforts for further research, and product development and innovation. We rely on Motorola to provide us with technology improvements designed to expand our iDEN-based wireless voice capacity and improve our services. Motorola provides all of the iDEN infrastructure equipment used in the iDEN network, and substantially all iDEN handset devices, under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. Motorola also provides integration services in connection with the deployment of iDEN network elements. We have also agreed to warranty and maintenance programs and specified indemnity arrangements with Motorola. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and iDEN handsets, except BlackBerry® devices, which are manufactured by Research In Motion, or RIM. See “Item 1A. — Risk Factors — If Motorola is unable or unwilling to provide us with equipment and handsets in support of our Nextel branded services, as well as anticipated handset and infrastructure improvements for those services, our operations will be adversely affected.”

Competition

We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: Cingular Wireless, Verizon Wireless and T-Mobile. We also compete with regional providers of mobile wireless services, such as Alltel Corporation. Competition will increase to the extent that new firms enter the market as additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum, including wireless fidelity, or WiFi. The continued addition of MVNOs also contributes to increased competition.

Although pricing is an important factor in potential customers’ purchase decisions, we believe that our targeted customers are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. We believe we compete based on our differentiated service offerings and products, including our PowerVision applications and push-to-talk walkie-talkie feature. Several of our competitors have introduced high-speed data, imaging, entertainment and location-based services and walkie-talkie-type features that are designed to compete with our differentiated products and services. Other competitors have announced plans to introduce similar services. If our competitors are able to provide applications and features that are comparable to ours, any competitive advantage from the differentiation of our services from those of our competitors would be reduced. To the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings also may adversely impact customer retention. See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. As one of the nation’s largest providers of long distance services, we operate all-digital long distance and Tier 1 IP networks.

The financial performance for our Long Distance segment for 2005, 2004 and 2003 is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net operating revenues	$6,834	$7,327	$8,005
Operating income (loss)(1)	512	(3,589)	(1,442)

(1)	See “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segmental Results of Operations – Long Distance” for more information regarding the financial performance of the Long Distance Segment.

Strategy

In order to maintain market share in an increasingly competitive long distance communications environment, our Long Distance segment focuses on expanding its presence in the data communications markets by utilizing our principal strategic assets: our high-capacity national fiber-optic network, our Tier 1 IP network, our base of business and residential customers, our established national brand and offerings available from our other operating entities.

Products and Services

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services, including domestic and international voice and data communications using various protocols such as next generation MPLS technologies, as well as IP, ATM, frame relay and managed network services. We also provide services to cable companies that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities. Although we continue to provide voice services to consumers, we no longer actively market those services. In 2004, we sold our Dial IP business, a data service that was focused largely on the consumer market.

Competition

Our Long Distance segment competes with AT&T, Verizon, Level 3, other major local incumbent operating companies, cable operators and other telecommunications providers in all segments of the long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to fill their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Local

Our Local segment primarily provides regulated incumbent local phone services in local service territories in 18 states. At December 31, 2005, we provided these services to approximately 7.4 million access lines, with our largest presence in Florida, North Carolina, Nevada and Ohio. Through this segment, we provide local voice, long distance and data services, including DSL, to customers located within our local service territories, access by consumers and other carriers to the local network, sales of telecommunications equipment, and other services within specified calling areas to residential and business customers. We also provide wireless and video services to customers in our local service territories through agency relationships. Our wholesale telecommunications product distribution business, known as Sprint North Supply Company, or North Supply, also is part of the Local segment. We plan to spin-off the Local segment to our shareholders on a tax-free basis in the second quarter 2006.

The financial performance for our Local segment for 2005, 2004 and 2003 is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net operating revenues	$6,527	$6,421	$6,486
Operating income(1)	1,758	1,736	1,820

(1)	See “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Segmental Results of Operations – Local” for more information regarding the financial performance of the Local segment.

Strategy

The strategy of our Local segment is to sell a bundled package of products and services to meet the needs of our consumer and business and wholesale customers within our local service territories. To enable us to meet these needs, we offer a wide array of products and services that we bundle in a variety of packages.

Products and Services

We offer customers a wide array of voice, data and other services. Our voice services include local calling services to consumers and business customers within our local service territories, generally for a fixed monthly charge, and a variety of enhanced calling features, such as call forwarding, caller identification, voicemail and call waiting, for which we generally charge an additional monthly fee.

We also offer switched access services to long distance carriers, wireless carriers and competitive local exchange carriers, known as CLECs, to enable them to connect their networks to customer locations. As required by regulations of the Federal Communications Commission, or FCC, we offer CLECs the use of unbundled network facilities and the ability to co-locate some of their equipment in our central offices.

We offer high-speed Internet access, primarily using a DSL service delivery platform. We also offer large businesses, long distance carriers, wireless carriers and CLECs dedicated circuits to connect their sites or networks to our network, their customers’ locations or other network facilities.

We offer customers within our local service territories long distance voice, data and wireless services using the networks and facilities of our Wireless and Long Distance segments. We also offer video services through a sales agency relationship with EchoStar Communications Corporation. In addition, we sell service communications equipment that resides at a business customer’s location for management of voice and data networks and applications. We also procure, configure and distribute equipment, materials and supplies to many communication service providers.

Sales and Marketing

We locally manage our service offerings in an effort to serve the needs of each customer, and have sales representatives with local market knowledge relevant to the service territories in which we operate. We operate approximately 20 retail stores and two wholesale call centers, located mainly in our local service territories. We also have automated many of our customer service functions, including Internet e-commerce systems, so that our customers can receive answers to many frequently asked questions regarding their communications services without speaking to a customer service representative.

Local Network

The network utilized by our Local segment consists of host and remote central office digital switches and digital loop carriers interconnected with copper, microwave and fiber facilities. Our equipment typically operates on the most current software in generally available release. The outside plant infrastructure connecting the customer with the core network also consists of a mix of copper and fiber optic cables.

Competition

There is widespread competition among wireline communications services providers. The traditional dividing lines between local, long distance, wireless, video and Internet services are becoming increasingly blurred. We face competition from alternative communication systems constructed by facilities-based CLECs. We also face increasing competition from cable operators providing high-speed Internet services, which can be used as a platform to support voice services utilizing voice over IP technology, or VoIP. Furthermore, wireless communications services increasingly constitute a significant source of competition, as some customers have chosen to forgo use of traditional wireline phone service and instead rely solely on wireless services. We expect competition to intensify as a result of the entrance of new competitors and the rapid deployment of new technologies, products and services. See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Legislative and Regulatory Developments

Overview

Communications services are regulated both at the federal level by the FCC and at the state level by public utilities commissions, or PUCs. In general, incumbent local exchange carriers, or ILECs, such as Embarq, are subject to the most extensive regulation. Regulation covers not only rates and service terms, but also the terms on which ILECs provide connections and network elements to CLECs. Long distance providers, such as us with respect to our Long Distance segment, are subject to less regulation, but still must comply with various statutory requirements and regulations. The Communications Act of 1934, or Communications Act, preempts states from regulating the rates of commercial mobile radio service, or CMRS, providers, such as us with respect to our Wireless segment, but CMRS providers are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses. The FCC also imposes mandates on CMRS providers, such as those that require CMRS providers to transmit the telephone number and certain location information of someone calling 911 to the appropriate 911 dispatch center, and to allow customers to retain existing telephone numbers when switching from one communications carrier to another. Although the Communications Act preempts state regulation of CMRS rates and entry of CMRS providers, CMRS providers are subject to state authority over terms and conditions of service, such as certain billing practices and other consumer-related matters.

The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Item 1A. Risk Factors – Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.” Regulation in the communications industry is subject to rapid changes, any of which could have an adverse effect on us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Wireline Operations

Competitive Local Service

The Telecommunications Act of 1996, or Telecom Act, the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers to entry into local and long distance communications markets. It also required ILECs to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements, or UNEs, and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide communications services as an ILEC to approximately 4% of the access lines in the United States, which represents the substantial part of the operations of our Local segment.

In March 2005, the FCC implemented an order that terminated the obligation of ILECs to offer a platform of UNEs to CLECs after a one-year transition period. The order, which has been challenged, has led our Long Distance segment to discontinue its use of the unbundled element platforms. ILECs generally have benefited from this order. Competitors in the service territories of our Local segment generally have not made extensive use of their unbundled element platforms.

During 2005, we entered into agreements with major cable television companies to provide communications and back-office services to enable the cable companies to provide competitive local and long distance telephony services in a VoIP format to their end-user customers. Certain ILECs have taken steps that have impeded our ability to provide services to the cable companies in an efficient manner.

Access Charge Reform and Universal Service Requirements

Intercarrier compensation includes interstate and intrastate switched access charges that ILECs, including our Local segment, are entitled to receive from long distance carriers, including our Long Distance segment, for origination and termination of long distance calls, and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local wireline and wireless calls. In addition, ILECs, including our Local segment, receive special access charges for providing dedicated facilities to other carriers and businesses. On average, intrastate switched access rates, which are currently regulated by PUCs, are substantially higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are substantially higher than reciprocal compensation. Special access services are a significant cost for our Wireless and Long Distance segments.

In 2001, the FCC began a proceeding to determine whether access charges, as well as reciprocal compensation for local interconnected calls, should be replaced. Proposals include a “bill-and-keep” system (under which intercarrier compensation would be eliminated and all carriers would recover their costs solely from end-user customers), a unified intercarrier compensation system, in which the same rates would apply to all forms of intercarrier compensation (i.e., interstate and intrastate switched access and reciprocal compensation), and phased reductions in intercarrier compensation charges to a low, uniform level, except in certain rural areas over three years. This proceeding remains pending with the FCC, and it is difficult to predict the changes that might result or their timing and impact.

In January 2005, the FCC initiated a proceeding to examine the appropriate regulatory framework for the rates charged for special access services provided by ILECs to long distance, wireless and other carriers. These services typically connect large business customers to long distance carriers’ networks and are used by wireless carriers to connect their switches to their cell sites. The FCC is considering reforms to modify or eliminate special access pricing flexibility, and additional reforms to the price cap rules affecting special access pricing. This proceeding could affect the amount our Local segment charges for special access and the amount our Long Distance and Wireless segments pay for the special access services they use.

In addition to the intercarrier compensation regime, many communications carriers receive revenues from the universal service funds, or USF, established by the FCC and many states. The federal USF program provides funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet services for schools, libraries and rural health care facilities. These programs impact all three of our business segments because the USF is funded largely from assessments on communications carriers, who must make contributions into the fund. We are a net payor into the federal USF, although we do receive some funding for both our Local and Wireless segments. The FCC is considering changing the way it distributes this support to carriers, and its actions could adversely affect our eligibility to receive support or reduce the amount of support we currently receive. In particular, FCC actions could make it more difficult for our Wireless segment, currently receiving support in 19 states as an Eligible Telecommunications Carrier, or ETC, to qualify for and to receive support. Further restrictions on our ETC status at the federal and state levels could result in the rescission of our ETC status.

Our contributions to the federal USF are based on an FCC-prescribed percentage of our interstate and international end-user revenues from telecommunications services, including from our Wireless and wireline segments. The FCC is considering changing the interstate revenue-based assessment in whole or in part with an assessment based on telephone numbers or connections to the public network.

Voice over Internet Protocol

With the increasing availability of VoIP services, the FCC has and continues to consider the regulatory status of various forms of VoIP. In 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a telecommunications service, and preempted state regulation of this service. The FCC also ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations imposed on ordinary long distance services, including payment of access charges and contributions to universal service funds. In addition, the FCC preempted states from exercising entry and related economic regulation of VolP services that do not use conventional phone numbers and that originate through the use of broadband connections and specialized customer premises equipment. However, this ruling, which has been appealed in the courts, did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation and USF contributions, should apply. These issues surrounding how retail VoIP offerings should be regulated (if at all), including whether they should pay access charges and/or contribute to the federal USF, remain pending. The FCC requires certain VoIP providers to offer enhanced 911, or E911, emergency calling capabilities to their subscribers.

High-speed Internet Access Services

Following a June 2005 U.S. Supreme Court decision affirming the FCC’s classification of cable modem Internet access service as an “information service” and declining to impose mandatory common carrier regulation on cable providers, the FCC issued an order in September 2005 declaring the high-speed Internet access services, which are provided by ILECs, including our Local segment, are “information services” rather than “telecommunications services.” As a result, over time ILECs will be relieved of the obligations to provide the underlying broadband transmission to other Internet service providers. A decision on whether all high-speed Internet access services, regardless of the technology used, are subject to various FCC consumer protection regulations is pending, and the imposition of any such obligations could result in significant costs to us.

Wireless Operations

The FCC regulates the licensing, construction, operation, acquisition and sale of our business and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our business that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, although the FCC’s rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 megahertz, or MHz, band, 900 MHz band, 1.9 gigahertz, or GHz, PCS band, and 2.5 GHz Broadband Radio Service, or BRS, and Educational Broadband Service, or EBS, bands, and license renewals,

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licensees held by other persons and organizations,

•	govern the interconnection of our iDEN and CDMA networks with other wireless and wireline carriers,

•	establish access and universal service funding provisions,

•	impose fines and forfeitures for violations of FCC rules,

•	regulate the technical standards governing wireless services, and

•	impose other obligations that it determines to be in the public interest.

We hold several kinds of licenses to deploy our services: 1.9 GHz PCS licenses utilized in our CDMA network, and 800 MHz and 900 MHz licenses utilized in our iDEN network. We also hold 2.1 GHz BRS licenses, 2.5 GHz BRS licenses, and we lease use of others’ 2.5 GHz BRS and EBS licenses, for our first generation fixed wireless Internet access service. We also hold and lease 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations.

1.9 GHz PCS License Conditions

All PCS licenses are granted for ten-year terms. For purposes of issuing PCS licenses, the FCC utilizes major trading areas, or MTA, and basic trading areas, or BTA, with several BTAs making up each MTA. Licenses may be revoked if the FCC’s construction requirements are not met. We have met these requirements in all of our MTA and BTA markets.

If applicable buildout conditions are met, these licenses may be renewed for additional ten-year terms. Renewal applications are not subject to auctions. If a renewal application is challenged, the FCC grants a preference commonly referred to as a license renewal expectancy to the applicant if it can demonstrate it has provided “substantial service” during the past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The licenses for the 10 MHz of spectrum in the 1.9 GHz band that we received as part of the FCC’s Report and Order, described below, have 10-year terms and are not subject to specific buildout conditions, but are subject to renewal requirements that are similar to those for our PCS licenses.

800 MHz and 900 MHz License Conditions

We hold licenses to deploy our iDEN services in the 800 MHz and 900 MHz bands. Because spectrum in the 800 MHz and 900 MHz bands was originally licensed in small groups of channels, we hold thousands of these licenses, which together allow us to provide coverage across much of the continental United States. Our 800 MHz and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of the construction milestones applicable to these licenses, except in the case of licenses that are not material to our business. Our 800 MHz and 900 MHz licenses have 10-year terms, at the end of which each license is subject to renewal requirements that are similar to those for our 1.9 GHz licenses.

BRS-EBS License Conditions

We hold and lease FCC BRS and EBS licenses. We currently use this spectrum to provide fixed wireless Internet access services to homes and small businesses using “first generation” line-of-sight technology. This service operates across the country in 14 markets with approximately 18,000 subscribers. We operate our network and a third party provides customer care. We intend to provide Wireless Interactive Multimedia Services, or WIMS, using this spectrum along with other services, such as fixed point-to-point communications. In 2004, the FCC ordered the 2496-2690 MHz band, or the 2.5 GHz band, reconfigured into upper and lower-band segments for low-power operations, and a mid-band segment for high-power operations. Pending final FCC rules, no actual reconfiguration “transition” to the new band plan has begun, but planning for this work has commenced, and we expect field transition work will begin in 2006 and continue for several years. The FCC also affirmed its prohibition of commercial ownership on approximately 62% of the total 2.5 GHz spectrum band, which is held primarily by educational and non-profit institutions; however, these institutions are authorized to lease up to 95% of their licensed spectrum to commercial operators, such as us, subject to certain restrictions. In addition, the FCC adopted a band plan that requires the relocation of licensed BRS operations from the 2150-2162 MHz band, or the 2.1 GHz band, into the 2.5 GHz band. The FCC has sought comment on how to ensure that 2.1 GHz incumbents, such as us, receive reimbursement for their relocation costs. We and other parties intend to transition the 2.5 GHz band to its new configuration market-by-market in a process that may require several years to complete nationally. When the transition is completed, we believe that the 2.5 GHz band will be more suitable for fourth generation “4G” technology that will enable fixed, portable and mobile WIMS services.

The FCC conditioned its approval of the Sprint-Nextel merger on two deployment milestones in the 2.5 GHz spectrum. Within four years following the August 8, 2005 effective date of the merger order, we must offer service in the 2.5 GHz band to a population of no less than 15 million people. This deployment must include areas within a minimum of nine of the nation’s most populous 100 BTAs and at least one BTA less populous than the nation’s 200th most populous BTA. In these ten BTAs, the deployment must cover at least one-third of each BTA’s population. In addition, within six years from the effective date of the merger order, we must offer service in the 2.5 GHz band to at least 15 million more people in areas within a minimum of nine additional BTAs in the 100 most populous BTAs, and at least one additional BTA less populous than the nation’s 200th most populous BTA. In these additional ten BTAs, the deployment must also cover at least one-third of each BTA’s population.

800 MHz Band Spectrum Reconfiguration

In recent years, a number of public safety communications systems operating on high-site systems in the 800 MHz block of spectrum have experienced interference that is believed to be a result of the low-site operations of CMRS providers operating on adjacent frequencies in the same geographic area.

In 2001, we filed a proposal with the FCC that would result in a more efficient use of spectrum through the reconfiguration of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands and, thereby, resolve many of these interference problems. In 2004, following a rulemaking to consider proposals to solve the public safety interference issue, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. In February 2005, we accepted the Report and Order, which was necessary before the order became effective, because the Report and Order required us to undertake a number of obligations and accept modifications to our FCC licenses.

The Report and Order provides for the exchange of a portion of our FCC spectrum licenses, which the FCC is implementing through modifications to these licenses. Specifically, the Report and Order modified a number of FCC licenses in the 800 MHz band, including many of our licenses, and implemented rules to reconfigure spectrum in the 800 MHz band in a 36-month phased transition process. It also obligated us to surrender all of our holdings in the 700 MHz spectrum band and certain portions of our holdings in the 800 MHz spectrum band, and to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Under the Report and Order, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band, but we are required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC.

The Report and Order requires us to complete the first phase of reconfiguration of the 800 MHz band in certain of our markets, including many of our larger markets, within an 18-month period. Completion of the reconfiguration process in any particular market involves reaching agreement and coordinating numerous processes with the incumbent licensees in that market, as well as vendors and contractors that will be performing much of the reconfiguration.

We are permitted to continue to use the spectrum in the 800 MHz band that was surrendered under the Report and Order during the reconfiguration process. However, as part of the reconfiguration process in most markets, we will cease use of a portion of the 800 MHz spectrum that we currently use before we are able to commence use of replacement 800 MHz spectrum in that market. To mitigate the temporary loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites for use by our iDEN network or acquire additional spectrum in the 800 MHz or 900 MHz bands. In markets where we are unable to construct additional sites or acquire additional spectrum, the decrease in capacity may adversely affect the performance of our iDEN network, require us to curtail subscriber additions on the iDEN network in that market until the capacity limitation can be corrected, or both. Degradation in iDEN network performance in any market could result in increased subscriber churn in that market, the effect of which could be exacerbated if we are forced to curtail iDEN subscriber additions in that market. The reconfiguration process contemplated by the Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.

The Report and Order requires us to make a payment to the United States Department of the Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum positions in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of this 1.9 GHz spectrum is about $4,860 million and the aggregate value of the 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2,059 million, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of about $2.8 billion by us under the Report and Order. The FCC has designated an independent Transition Administrator to monitor, facilitate and review the expenditures of the 800 MHz and 1.9 GHz band reconfigurations. A precise methodology for evaluating and confirming our internal costs has not yet been established by the Transition Administrator. Because the Transition Administrator may not agree that all of the costs we submit as external and internal costs are appropriate or are subject to credit, we may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury. In addition, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As of December 31, 2005 we had incurred, on a cash basis, approximately $338 million of costs under the Report and Order. Pursuant to the terms of the Report and Order, we have established an irrevocable letter of credit in the amount of $2.5 billion to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum.

New Spectrum Opportunities and Spectrum Auctions

Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services, which may allow new competitors to enter the wireless market. We cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to the wireless industry or us in the future.

Other FCC Requirements

911 Services

Pursuant to FCC rules, CMRS providers, including us, are required to provide E911 services in a two-tiered manner. Phase I requires wireless carriers to transmit to a requesting public safety answering point, or PSAP, both (a) the 911 caller’s telephone number and (b) the location of the cell site from which the call is being made. Phase II requires the transmission of more accurate location information using latitude and longitude. Implementation of Phase I or Phase II E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and carrier.

We have deployed the necessary platforms and infrastructure to support Phase I and Phase II E911 service throughout our network. Actual availability of Phase I or Phase II E911 services in any particular market is dependent upon receipt of a request for service and completion of necessary upgrades by local governments, local exchange carriers and third party database providers. These upgrades are not within our control and we cannot unilaterally deploy E911 services. With respect to our iDEN and CDMA network services, the more accurate information delivered in Phase II can only be determined if the customer is using a handset with global positioning satellite, or GPS, capability.

Because our Phase II E911 services can be accessed only with GPS capable handsets, the FCC has required that a certain percentage of new handset activations be GPS capable, and that 95% of our total subscriber base use GPS capable handsets by December 31, 2005. All new handset activations are currently GPS capable. However, we were unable to meet the December 31, 2005 deadline to convert our existing subscriber base to GPS enabled devices. We have filed a request for a waiver that seeks additional time to comply, on which the FCC has not yet ruled. Failure to comply with the FCC’s rules may result in FCC sanctions.

The costs we may incur in an effort to accelerate our customers’ transition to GPS capable handsets to meet these requirements could be significant, and will be dependent on a number of factors, including the number of new subscribers added to our network who purchase GPS capable handsets, the number of existing subscribers who upgrade from non-GPS capable handsets to GPS capable handsets, the rate of our customer churn and the cost of GPS capable handsets.

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules generally require CMRS licensees, such as us, to provide full and fair disclosure of all charges on their wireless bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC found that state regulation of CMRS rates, including line items on consumer bills, is preempted by federal statute. However, many states continue to attempt to impose various regulations on the billing practices of wireless carriers, and the FCC is continuing to look at issues of consumer protection and the appropriate state and federal roles. If states gain such authority, or there are other changes in the Truth in Billing rules, our billing and customer service costs could increase.

CALEA Requirements

The Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. In September 2005, the FCC extended CALEA obligations to facilities-based broadband Internet access providers and to interconnected VoIP providers, whether wireline or wireless. The FCC has pending a range of issues involving CALEA, including CALEA compliance extensions and exemptions, cost recovery issues, identification of future services and entities subject to CALEA, and enforcement matters. We build our networks to industry standards, and those standards include the ability for law enforcement to conduct authorized surveillance. Like other CMRS carriers, we have sought an extension of CALEA deadlines for packet-mode data services and this request remains pending. If the extension requests are not granted, we could be subject to fines if we are unable to comply with a surveillance request from a law enforcement agency.

Homeland Security

Homeland security issues are receiving attention at the FCC, from the states and in Congress. The FCC chairman has announced plans for a new FCC bureau devoted to this area. We expect that several initiatives, including the delivery of emergency alerts over wireless devices, and increased scrutiny of wireless carriers’ networks in the aftermath of last year’s natural disasters, could lead to new regulatory requirements regarding disaster preparedness, network reliability, and communications among first responders. We are unable to predict the impact of these initiatives on our business.

Privacy-Related regulations

We comply with FCC-mandated rules that limit how carriers may use customer proprietary network information, or CPNI, for marketing purposes, and specify what carriers must do to safeguard CPNI held by third parties. It has recently been reported that the call detail records of both wireline and wireless telephone customers are available from certain Internet-based vendors. Both Congress and state legislatures are considering legislation to criminalize the sale of call detail records and to further restrict the manner in which carriers make such information available. The FCC is investigating these practices and is examining whether existing regulations with respect to CPNI require revision or expansion, which could result in additional costs to us, including administrative or operational burdens on our customer care, sales, marketing and IT systems.

Tower Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including regulation promulgated by the FCC and Federal Aviation Administration, or FAA. FCC rules subject certain cell site locations to environmental and historic preservation statutory requirements. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct cell towers could be negatively impacted.

Environmental Compliance

We have identified seven sites, not currently owned or operated by us, that formerly contained manufactured gas plants that may have been owned or operated by entities acquired by our subsidiary, Centel Corporation, before we acquired it. We and the current land owner of the site in Columbus, Nebraska are working with the Environmental Protection Agency, or EPA, pursuant to an administrative consent order. Amounts expended pursuant to the order are not expected to be material. We are negotiating with the EPA as to whether clean up is required at two additional sites. In addition, Centel has entered into agreements with another potentially responsible party to share costs in connection with four of the sites, including two of those where the EPA is involved. We are working to assess the scope and nature of these sites and our potential responsibility. Other environmental compliance and remediation expenditures result mainly from the operation of standby power generators for our telecommunications equipment. These expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Patents, Trademarks and Licenses

We own numerous patents, patent applications, service marks and trademarks in the United States and other countries. We have a program to file applications for trademarks, service marks and patents where we believe this protection is appropriate. “Sprint,” “PowerVision,” “Sprint PCS,” “Nextel” and “Boost Mobile” are our registered trademarks. Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others. In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to the business. Generally, our trademarks, trademark licenses and service marks have no limitation on duration. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.

We occasionally license our intellectual property to others, including licenses to others to use the trademarks “Sprint” and “Nextel.”

We have received claims in the past, and may in the future receive claims, that we, or that third parties from whom we license intellectual property, have infringed on the intellectual property of others. These claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services, or the third parties from whom we license intellectual property could be forced to pay significant damages, which could increase the cost of these products and services or force them to stop providing certain products or services to us. We also could enter into licenses with unfavorable terms, including royalty payments, which could adversely affect our business.

Employee Relations

As of December 31, 2005, we had approximately 79,900 active employees, an increase of about 20,000 since December 31, 2004 due primarily to the Sprint-Nextel merger. Approximately 7,000 of these employees were represented by unions. It is anticipated that Embarq will have approximately 20,000 employees at the time of the spin-off.

In 2003 and continuing throughout 2004, we recognized charges from organizational realignment initiatives. The restructuring was a company-wide effort to create a more customer-focused organization. These decisions included work force reductions in each segment and corporate functions.

In 2003, we announced the wind-down of our web hosting services. Restructurings of other Long Distance operations also occurred in the continuing effort to create a more efficient cost structure. These decisions included work force reductions.

Additional information regarding the impacts of these decisions can be found in note 8 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Management

For information concerning our executive officers, see “Executive Officers of the Registrant” in this document.

Information as to Business Segments

For information regarding our business segments, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to note 20 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Item 1A.  Risk Factors

Risks Related to the Sprint-Nextel Merger and the Spin-off of Embarq

We may not be able to successfully integrate the businesses of Nextel with ours and realize the anticipated benefits of the merger.

Significant management attention and resources are being devoted to integrating the Nextel wireless network and other wireless technologies with ours, as well as the business practices, operations and support functions of the two companies. The challenges we are facing and/or may face in the future in connection with these integration efforts include the following:

•	integrating our CDMA and iDEN wireless networks, which operate on different technology platforms and use different spectrum bands, and developing wireless devices and other products and services that operate seamlessly on both technology platforms;

•	developing and deploying next generation wireless technologies;

•	combining and simplifying diverse product and service offerings, subscriber plans and sales and marketing approaches;

•	preserving subscriber, supplier and other important relationships;

•	consolidating and integrating duplicative facilities and operations, including back-office systems;

•	addressing differences in business cultures, preserving employee morale and retaining key employees, while maintaining focus on providing consistent, high quality customer service and meeting our operational and financial goals; and

•	adequately addressing business integration issues while also planning and preparing for the contemplated spin-off of Embarq.

The process of integrating Nextel’s operations with ours could cause interruptions of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could have an adverse effect on our business, financial condition or results of operations. We may also incur additional and unforeseen expenses in connection with the integration efforts. There can be no assurance that the expense savings and synergies that we anticipate from the merger will be realized fully or within our expected timeframe.

We also recently acquired five PCS Affiliates (US Unwired, IWO Holdings, Gulf Coast Wireless, Alamosa Holdings and Enterprise Communications), and will acquire Nextel Partners when the required regulatory approvals are obtained. The process of integrating the business practices, operations and support functions of these companies could involve challenges similar to those identified above or add to those challenges by placing a greater strain on our management and employees.

Operational challenges, proposed tax law changes and other uncertainties may make it difficult or less economical to complete the contemplated spin-off of Embarq on terms that are acceptable to us. Failure to complete the spin-off could adversely affect our growth.

There are significant operational and technical challenges that need to be addressed in order to separate the assets and operations of Embarq from the rest of our business in connection with the planned spin-off of Embarq to our shareholders. The spin-off will require the creation of a new publicly traded company with a capital structure appropriate for that company, the creation and staffing of operational and corporate functional groups and the establishment of ongoing commercial arrangements and transition services arrangements between us and Embarq. The spin-off may result in additional and unforeseen expenses, and completion of the spin-off cannot be assured because it is conditioned upon, among other things, receipt of required consents and approvals from various federal and state regulatory agencies, including state PUCs. These consents and approvals, if received, may impose conditions and limitations that could jeopardize or delay completion of the spin-off and could reduce the anticipated benefits of the merger and the spin-off.

The U.S. House of Representatives and the U.S. Senate have separately approved legislation either of which would, if enacted, make certain changes to Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, which governs the tax treatment of the spin-off. These bills, which are currently subject to conference negotiation between members of the House and Senate, contain similar, but not identical provisions. In addition, the U.S. Department of the Treasury has recommended a similar provision regarding spin-offs in its revenue proposals for the fiscal year 2007 budget. After consultation with our tax advisors, we believe that it is unlikely that any of the proposed legislation, as currently drafted, would prevent the contemplated spin-off of Embarq. However, if we are unable to obtain satisfactory opinions from counsel regarding the tax-free qualification of the spin-off, our Board of Directors would consider several options, including electing not to complete the spin-off.

We expect to receive approximately $6.6 billion in the form of cash and senior notes of Embarq in exchange for the assets contributed to Embarq. We expect to sell the senior notes issued to us and intend to use the proceeds from any such sale and the proceeds paid to us by Embarq to repay various obligations. There can be no assurance of the final amount of indebtedness to be incurred by Embarq or the proceeds to be received by us.

If the contemplated spin-off of Embarq is not completed, we may have slower rates of growth than currently expected because of the industry-wide trends of increased competition and product substitution that are adversely affecting local communications businesses. Moreover, our strategy of developing our higher growth wireless business may conflict with the strategy and interests of Embarq, particularly as customers are increasingly choosing between wireline and wireless services.

If the spin-off of Embarq does not qualify as a tax-free transaction, tax could be imposed on both our shareholders and us.

We have received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off of Embarq will qualify for tax-free treatment under Code Sections 355 and 361. In addition, we intend to obtain opinions of counsel from each of Cravath, Swaine & Moore LLP and Paul, Weiss, Rifkind, Wharton & Garrison LLP that the spin-off will so qualify. The IRS ruling relies, and the opinions will rely, on certain representations, assumptions and undertakings, including those relating to the past and future conduct of Embarq’s and our business, and neither the IRS ruling nor the opinions would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the distribution will qualify for tax-free treatment. Notwithstanding the IRS private letter ruling and opinions, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated, or if it disagrees with the conclusions in the opinions that are not covered by the IRS private letter ruling. If the distribution fails to qualify for tax-free treatment, it will be treated as a taxable distribution to our shareholders in an amount equal to the fair market value of Embarq’s equity securities (i.e., Embarq’s common stock issued to our common shareholders) received by them. In addition, we would be required to recognize gain in an amount up to the fair market value of the Embarq equity securities that we distribute on the distribution date plus the fair market value of the senior notes received by us.

Furthermore, subsequent events could cause us to recognize gain on the distribution. For example, even minimal acquisitions of our equity securities or Embarq’s equity securities that are deemed to be part of a plan or a series of related transactions that include the distribution and the Sprint-Nextel merger could cause us to recognize gain on the distribution.

We will be subject to restrictions on acquisitions involving our stock and other stock issuances and possibly other corporate opportunities in order to enable the contemplated spin-off of Embarq to qualify for tax-free treatment.

The contemplated spin-off of Embarq cannot qualify for tax-free treatment if 50% or more (by vote or value) of our stock, or the stock of Embarq, is acquired or issued as part of a plan, or series of related transactions, that includes the contemplated spin-off. Because the Nextel merger generally is treated as involving the acquisition of 49.9% of our stock (and the stock of Embarq) for purposes of this analysis, until the completion of the spin-off (and for some period thereafter), we will be subject to restrictions on certain acquisitions using our stock and other issuances of our stock in order to enable the spin-off to qualify for tax-free treatment. At this time, it is not possible to determine how long these restrictions will apply. In addition, it is not possible to determine whether these limitations will have a material impact on us.

We are subject to exclusivity provisions and other restrictions under our arrangements with the remaining independent PCS Affiliates. Continued compliance with those restrictions may limit our ability to achieve synergies and fully integrate the operations of Nextel in the geographic areas served by those PCS Affiliates, and we could incur significant costs to resolve issues related to the merger under these arrangements. The manner in which these restrictions will be addressed is not currently known.

The arrangements with the remaining five independent PCS Affiliates restrict our and their ability to own, operate, build or manage specified wireless communication networks or to sell certain wireless services within specified geographic areas. Several of these PCS Affiliates have commenced litigation against us asserting that actions that we have taken or may take in the future in connection with our integration efforts are inconsistent with our obligations under our agreements with them, particularly with respect to the restrictions noted above. Continued compliance with those restrictions may limit our ability to achieve synergies and fully integrate the operations of Nextel and Nextel Partners, following its expected acquisition, in the areas served by those PCS Affiliates. We could incur significant costs to resolve these issues.

Risks Related to our Business and Operations

We face intense competition that may reduce our market share and harm our financial performance.

Each of our three operating segments faces intense competition. Our ability to compete effectively depends on, among other things, the factors discussed below.

The blurring of the traditional dividing lines between local, long distance, wireless, video and Internet services contribute to increased competition.

The traditional dividing lines between long distance, local, wireless, cable and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services.

We expect competition to intensify across all of our business segments as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products, and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

If we are not able to attract and retain customers, our financial performance could be impaired.

Our ability to compete successfully for new customers and to retain our existing customers will depend on:

•	our marketing and sales and service delivery activities;

•	our ability to anticipate and develop new or enhanced services that are attractive to existing or potential customers; and

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors.

A key element in the economic success of communications carriers is the ability to retain customers as measured by the rate of subscriber churn. Our ability to retain customers and reduce our rate of churn is affected by a number of factors including, with respect to our wireless business, the actual or perceived quality and coverage of our network and the attractiveness of our service offerings. Our ability to retain customers in our businesses also is affected by competitive pricing pressures and the quality of our customer service. Our efforts to reduce churn may not be successful. A high rate of churn could impair our ability to increase the revenues of, or cause a deterioration in the operating margins of, our wireless operations or our operations as a whole.

As the wireless market matures, we must increasingly seek to attract customers from competitiors and face increased credit risk from first time wireless subscribers.

We increasingly must attract a greater proportion of our new customers from our competitors’ existing customer bases rather than from first time purchasers of wireless services. The higher market penetration also means that customers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in a higher bad debt expense.

Competition and technological changes in the market for wireless services could negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers, and operating costs, which would adversely affect our revenues, growth and profitability.

We compete with several other wireless service providers in each of the markets in which we provide wireless services. As competition among wireless communications providers has increased, we have created pricing plans that have resulted in declining average revenue per minute of use for voice services, a trend which we expect will continue. Competition in pricing and service and product offerings may also adversely impact customer retention, which would adversely affect our results of operations.

The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology such as the move to third generation, or 3G, wireless technology and the deployment of unlicensed spectrum devices. This causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. The rapid change in technology may lead to the development of wireless communications technologies or alternative services that exceed our levels of service or that consumers prefer over our services. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose customers to our competitors.

Mergers or other combinations involving our competitors and new entrants, including MVNOs, beginning to offer wireless services may also continue to increase competition. These wireless operators may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers, and operating costs.

One of the primary differentiating features of our Nextel-branded service is the two-way walkie-talkie service available on our iDEN network. A number of wireless equipment vendors, including Motorola, which supplies equipment for our Nextel branded service, have begun to offer wireless equipment that is capable of providing walkie-talkie services that are designed to compete with our walkie-talkie services. Several of our competitors have introduced handsets that are capable of providing walkie-talkie services. If these competitors’ services are perceived to be or become, or if any such services introduced in the future are, comparable to our Nextel branded walkie-talkie services, a key competitive advantage of our Nextel service would be reduced, which in turn could adversely affect our business.

Failure to improve wireless subscriber service and to continue to enhance the quality and features of our wireless networks and meet capacity requirements of our subscriber growth could impair our financial performance and adversely affect our results of operations.

We must continually make investments and incur costs in order to improve our wireless subscriber service and remain competitive. In connection with our continuing enhancement of the quality of our wireless networks and related services, we must:

•	maintain and expand the capacity and coverage of our networks;

•	obtain additional spectrum in some or all of our markets, if and when necessary;

•	secure sufficient transmitter and receiver sites and obtain zoning and construction approvals or permits at appropriate locations; and

•	obtain adequate quantities of system infrastructure equipment and handsets, and related accessories to meet subscriber demand.

Network enhancements may not occur as scheduled or at the cost that we have estimated. Delays or failure to add network capacity, or increased costs of adding capacity, could limit our ability to satisfy our wireless subscribers, resulting in decreased revenues. Even if we continuously upgrade our wireless networks, there can be no assurance that existing subscribers will not prefer features of our competitors and switch wireless providers.

Consolidation and competition in the wholesale market for wireline services could adversely affect our revenues and profitability.

Our Long Distance segment competes with AT&T (formerly known as SBC Communications, which recently acquired AT&T), Verizon Communications (which recently acquired MCI), BellSouth Corporation, Qwest Communications, Level 3 Communications, Inc., and cable operators, as well as a host of smaller competitors, in the provision of wireline services. Some of these companies have built high-capacity, IP-based fiber-optic networks capable of supporting large amounts of voice and data traffic. These companies claim certain cost structure advantages which, among other factors, may allow them to maintain profitability while offering services at a price below that which we can offer profitably. Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. Both AT&T and Verizon, as a result of their recent acquisitions, continue to be our two largest competitors in the domestic long distance communications market. We and other long distance carriers depend heavily on local access facilities obtained from ILECs to serve our long distance customers, and payments to ILECs for these facilities is a significant cost of service for our Long Distance segment. The acquisition of AT&T by SBC and MCI by Verizon could give those carriers’ long distance operations cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the incumbent local carrier.

In urban areas where Embarq operates, there is substantial competition from CLECs and cable operators, and competition is increasing in the suburban and rural areas that it serves. Cable companies selling cable modems continue to provide competition for high-speed data services to residential customers in Embarq’s service areas and are beginning to offer voice telephone service using their cable facilities in those areas. Competition from wireless services also affects Embarq, as e-mail and wireless services continue to grow as an alternative to the wireline services we offer.

Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry and the technology we use places us at a competitive disadvantage.

We develop, test and deploy various new technologies and support systems intended both to enhance our competitiveness by supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner. We may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect our ability to retain customers and have an adverse effect on our results of operations and growth prospects.

Our wireless networks provide services utilizing CDMA and iDEN technologies. Wireless subscribers served by these two technologies represent a smaller portion of global wireless subscribers than the subscribers served by wireless networks that utilize GSM technology. As a result, our costs with respect to both CDMA and iDEN network equipment and handsets are generally higher than the comparable costs incurred by our competitors who use GSM technology.

If we are unable to meet our future capital needs relating to investment in our networks and other obligations, it may be necessary for us to curtail, delay or abandon our business growth plans. If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We have substantial indebtedness, and we will require capital to satisfy our debt service requirements and other obligations, such as the obligation to (i) purchase the shares of Nextel Partners common stock that we do not already own, (ii) pay debt that we will assume in connection with the acquisition of Nextel Partners, and (iii) pay debt that we have assumed in connection with the acquisitions of PCS Affiliates. We also will require additional capital to make the capital expenditures necessary to implement our business plans or support future growth of our wireless business. Continued declines in the ability of our Long Distance segment to generate cash from its operations requires us to increase cash generated from our other segments. A decrease in our ability to generate cash from operations, or to obtain funds from other sources, may require us to seek additional financing to expand our businesses and meet our other obligations or divert cash used for capital expenditures, which could detract from operations and limit our ability to increase, or cause a decline in, revenues and net income. In addition, any future acquisitions may be made with additional borrowings. We may not be able to arrange additional financing to fund our requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our financial performance, general economic conditions and prevailing market conditions. Many of these factors are beyond our control. Failure to obtain suitable financing when needed could, among other things, result in the inability to continue to expand our businesses and meet competitive challenges. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit rating could be adversely affected. As a result, our future borrowing costs would likely increase and our access to capital could be adversely affected.

We have entered into outsourcing agreements related to certain business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of customers and revenue, interruption of our services or a delay in the roll-out of new technology.

We have entered into outsourcing agreements for the development and maintenance of certain software systems necessary for the operation of our business. We have also entered into agreements with third parties to provide customer service and related support to our wireless subscribers and outsourced many aspects of our customer care and billing functions to third parties. We also have entered into an agreement whereby a third party has leased or operates a significant number of our communications towers, and we sublease space on these towers. As a result, we must rely on third parties to perform certain of our operations and, in certain circumstances, interface with our customers. If these third parties are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of customers.

The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.

Some of our products and services use intellectual property that we own. We also purchase products from suppliers, including handset device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, or may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. Such claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

If Motorola is unable or unwilling to provide us with equipment and handsets in support of our Nextel branded services, as well as anticipated handset and infrastructure improvements for those services, our iDEN operations will be adversely affected.

Motorola is our sole source for most of the equipment that supports the iDEN network and for all of the handsets we offer under the Nextel brand except BlackBerry devices. Although our handset supply agreement with Motorola is structured to provide competitively priced handsets, the cost of iDEN handsets is generally higher than handsets that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer handsets at prices that are attractive to potential customers. In addition, the higher cost of iDEN handsets requires us to absorb a larger part of the cost of offering handsets to new and existing customers. These increased costs and handset subsidy expenses may reduce our growth and profitability. Also, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we plan to offer to subscribers of services on our iDEN network, including a dual-mode handset. A decision by Motorola to discontinue manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets would have a material adverse effect on us. In addition, because iDEN technology is not as widely adopted and has fewer subscribers than other wireless technologies and because we expect that over time more of our customers will utilize service offered on our CDMA network, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets. Further, our ability to timely and efficiently implement the spectrum reconfiguration plan in connection with the FCC’s Report and Order is dependent, in part, on Motorola.

The reconfiguration process contemplated by the FCC’s Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.

As part of an ongoing FCC proceeding to eliminate interference with public safety operations in the 800 MHz band, the FCC released the Report and Order, which provides for the exchange of a portion of the FCC licenses used in our iDEN network for other licenses, including 10 MHz of spectrum in the 1.9 GHz band. In order to accomplish the reconfiguration of the 800 MHz spectrum band that is contemplated by the Report and Order, in most cases we will need to cease our use of a portion of the 800 MHz spectrum on our iDEN network in a particular market before we are able to commence use of replacement 800 MHz spectrum in that market. To mitigate the temporary loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites or acquire additional spectrum in the 800 MHz or 900 MHz bands. This spectrum may not be available to us on acceptable terms. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our iDEN network, require us to curtail subscriber additions in those markets until the capacity limitation can be corrected, or a combination of the two. Degradation in network performance in any market could result in higher subscriber churn in that market, the effect of which could be exacerbated if we are forced to curtail subscriber additions in that market. A resulting loss of a significant number of subscribers could adversely affect our results of operations. We expect that the reconfiguration process will have at least some adverse impact on the capacity and performance of our iDEN network, particularly in some of our more capacity constrained markets. In addition, the Report and Order gives the FCC the authority to suspend our use of the 1.9 GHz spectrum that we received under the Report and Order if we do not comply with our obligations under the Report and Order.

Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.

The FCC and other federal, state and local governmental authorities have jurisdiction over our business and could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.

Wireless Operations. The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to:

•	how radio spectrum is used by licensees;

•	the nature of the services that licensees may offer and how such services may be offered; and

•	resolution of issues of interference between spectrum bands.

The Communications Act preempts state and local regulation of market entry by, and the rates charged by, CMRS providers, except that states may exercise authority over such things as certain billing practices and consumer-related issues. The California PUC has imposed rules designed to impose consumer protections. Several other states are considering similar initiatives. These regulations could increase the costs of our wireless operations.

The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. FCC rules require all wireless licensees to meet certain buildout requirements and substantially comply with applicable FCC rules and policies and the Communications Act of 1934 in order to retain their licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the PCS license for that license area. There is no guarantee that our licenses will be renewed.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. For example, it is considering new concepts that might permit unlicensed users to “share” our licensed spectrum to the extent the FCC believes harmful interference will not occur. These new uses could adversely impact our utilization of our licensed spectrum and our operational costs.

CMRS providers must implement E911 capabilities in accordance with FCC rules. Failure to deploy E911 service consistent with FCC requirements could subject us to significant fines. We were unable to satisfy the requirement that 95% of our subscriber base have Assisted-GPS capable handsets by December 31, 2005. We have filed a request for a waiver with the FCC seeking an extension of the December 31, 2005 handset penetration deadline to December 31, 2007, on which the FCC has not yet ruled.

The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities. The FCC is also considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities.

Wireline Operations. The FCC order released in February 2005 on UNEs has largely eliminated the ability of our Long Distance segment to use the unbundled network element platform to offer competing local services to small business and residential customers in areas outside the Embarq local service areas, and the FCC’s pending re-examination of pricing guidelines for UNEs could limit our future ability to use high-capacity loop and transport UNEs to offer competing local services to medium and large business customers.

The continued regulatory uncertainty regarding VoIP may result in a reduction in access revenues for our Local segment and may adversely affect the competitive position of our Long Distance segment to the extent it makes less use of VoIP than our competitors. While clarification of VoIP’s status as either an “information service” or a “telecommunications service” will provide greater certainty regarding the payment structure for VoIP traffic, the resulting decision could adversely impact access revenues for our Local segment. Adoption by the FCC of intercarrier compensation reform also may provide more regulatory certainty regarding charges applicable to VoIP traffic, but it could also reduce the revenues of our Local segment unless the plan provides a mechanism to replace those revenues with revenues from other sources.

Depending upon its outcome, the FCC’s proceedings regarding regulation of special access rates could affect the rates paid by our Long Distance segment and revenues received by our Local segment for special access services in the future.

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. We cannot be sure of the outcome of those cases or that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We currently lease our corporate headquarters offices in Reston, Virginia. These facilities total about 801,000 square feet and the related operating leases have initial terms expiring in 2009, 2010 and 2014. None of the expiration dates includes potential extensions related to the exercise of renewal options. Our operational headquarters campus is located in Overland Park, Kansas and consists of about 4 million square feet, which is carried on our consolidated balance sheets.

Our gross property, plant and equipment at December 31, 2005 totaled $55.9 billion, distributed among the business segments as follows:

2005
(in billions)
Wireless	$31.2
Long Distance	2.7
Local	19.8
Other	2.2

Total	$55.9

Properties utilized by our Wireless segment consist of base transceiver stations, switching equipment and towers, as well as leased and owned general office facilities and retail stores. We lease space for base station towers and switch sites for our wireless network. At December 31, 2005, we had approximately 51,500 cell sites on air.

In May 2005, we closed a transaction with Global Signal under which Global Signal has exclusive rights to lease or operate approximately 6,560 communication towers owned by us for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful re-negotiation of the underlying ground leases at the end of their current lease terms. We have committed to sublease space on approximately 6,350 of the towers from Global Signal. We will maintain ownership of the towers and will continue to reflect the towers on our consolidated balance sheet.

Properties utilized by our Long Distance segment generally consist of land, buildings, switching equipment, digital fiber-optic network and other transport facilities. We have been granted easements, rights-of-way and rights-of-occupancy by railroads and other private landowners for our fiber-optic network. MCI (now owned by Verizon) provides network facilities to us that comprise approximately 11% of our Long Distance fiber network under various long-term lease and service agreements. Portions of the MCI-provided network facilities are also shared or utilized by MCI.

Properties utilized by our Local segment mainly consist of land, buildings, metallic cable and wire facilities, fiber-optic cable facilities, switching equipment and other electronics. We have been granted easements, rights-of-way and rights-of-occupancy, mainly by municipalities and private landowners. Most cable facilities are buried, but some metallic and fiber cable is above-ground on telephone poles. We own some of our own telephone poles, but we also contract with other utilities, mainly electric companies, for the right to connect cable and wire to their poles.

As of December 31, 2005, $628 million of our outstanding debt represented first mortgage debt and other capital lease obligations and is secured by $14.0 billion of gross property, plant and equipment.

Additional information regarding our commitments related to operating leases can be found in note 15 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Item 3.  Legal Proceedings

In 2005, several PCS Affiliates filed lawsuits in various courts, alleging that our merger with Nextel would result in breaches of exclusivity provisions in their management agreements with our subsidiaries. Suits were brought by UbiquiTel and UbiquiTel Operating Company, iPCS Wireless, Inc., Horizon Personal Communications Inc. and Bright Personal Communications Services LLC, which are both subsidiaries of iPCS Wireless, Enterprise Digital PCS LLC, Enterprise Wireless LLC and Enterprise Communications Partnership, Airgate PCS, Inc. and Northern PCS Services, LLC.

The lawsuits seek, among other things, to enjoin us from engaging in certain post-merger business conduct in the respective service areas of the PCS Affiliates. UbiquiTel, Horizon Personal Communications, Inc. and Bright Personal Communications Services have all entered into forbearance agreements with us governing certain business practices addressed by the litigation until a decision is rendered by the trial court in the lawsuits. We intend to defend all of these lawsuits vigorously.

The lawsuit filed by Enterprise Digital PCS LLC, Enterprise Wireless LLC and Enterprise Communications Partnership was withdrawn following our acquisition of those companies, and the lawsuit filed by Airgate, Inc. was withdrawn following our acquisition of its parent corporation, Alamosa Holdings.

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, was voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In early 2005, the court denied defendants’ motion to dismiss the complaint and discovery is proceeding. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously.

In 2003, certain participants in the Sprint Nextel Retirement Savings Plan and the Sprint Nextel and Centel Retirement Savings Plans for Bargaining Unit Employees filed suit in the U.S. District Court for the District of Kansas against us, the committees that administer the plans, the plan trustee, and various of our current and former directors and officers. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the Employee Retirement Income Security Act of 1974, or ERISA, by making the company matching contribution in company stock and by including company stock among the thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of our FON common stock and PCS common stock, or together, our tracking stocks, during the class period. A settlement agreement has been filed with the court and is subject to final court approval. The settlement calls for us to make certain changes to the savings plans, to allow for vesting of certain Sprint Nextel stock in the accounts of certain former employees, and to distribute $4 million in cash to former employees who no longer have accounts in the savings plans. We have insurance coverage for the cash component of the settlement.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain of our current and former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the court in April 2004.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise of our size and complexity, are pending against us or our subsidiaries.

Although it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter 2005.

Executive Officers of the Registrant

The following people are serving as our executive officers as of February 28, 2006. These executive officers were elected to serve until their successors have been elected. There is no familiar relationship between any of our executive officers and directors.

Office	Name	Age
Chairman	Timothy M. Donahue (1)	57
Chief Executive Officer and President	Gary D. Forsee (2)	55
Chief Operating Officer	Len J. Lauer (3)	48
Chief Financial Officer	Paul N. Saleh (4)	49
General Counsel	Leonard J. Kennedy (5)	54
Chief Information Officer	Richard LeFave (6)	54
Chief Network Officer	Kathryn A. Walker (7)	46
Chief Technology Officer	Barry West (8)	60
President—Business Solutions	Mark Angelino (9)	49
President—Consumer Solutions	Timothy E. Kelly (10)	47
Chief Executive Officer, Local Telecommunications Division	Dan Hesse (11)	52
Executive Vice President, Transition Integration	Thomas N. Kelly, Jr. (12)	58
Senior Vice President & Controller	William G. Arendt (13)	48
Senior Vice President—Human Resources	James G. Kissinger (14)	49
Vice President & Treasurer	Richard S. Lindahl (15)	42

(1)	Mr. Donahue was elected Chairman at the time of the Sprint-Nextel merger in August 2005. He was Chief Executive Officer of Nextel from July 1999 to August 2005.

(2)	Mr. Forsee has been our Chief Executive Officer and one of our directors since March 2003. He was our Chairman from May 2003 until August 2005. He served as Vice Chairman—Domestic Operations of BellSouth Corporation from January 2002 to March 2003, President of BellSouth International from 2001 to 2002, during which time he also served as Chairman of Cingular Wireless from 2001 to January 2002, and Executive Vice President and Chief Staff Officer of BellSouth from 1999 to 2001.

(3)	Mr. Lauer has been our Chief Operating Officer since September 2003. He also served as President from September 2003 until the Sprint-Nextel merger in August 2005, and as President—Sprint PCS from October 2002 until October 2004. He had served as President—Long Distance (formerly called Global Markets Group) from September 2000 until October 2002.

(4)	Mr. Saleh was elected Chief Financial Officer at the time of the Sprint-Nextel merger in August 2005. He served as Executive Vice President and Chief Financial Officer of Nextel from September 2001 to August 2005. From June 1999 to August 2001, he served as Senior Vice President and Chief Financial Officer of Disney International, a subsidiary of The Walt Disney Company.

(5)	Mr. Kennedy was elected General Counsel at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President and General Counsel of Nextel from January 2001 to August 2005. He was a member of the law firm Dow, Lohnes & Albertson, PLLC, specializing in telecommunications law and regulatory policy, from 1995 until January 2001.

(6)	Mr. LeFave was elected Chief Information Officer at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President, Chief Information Officer of Nextel from February 1999 to August 2005.

(7)	Ms. Walker was elected Chief Network Officer at the time of the Sprint-Nextel merger in August 2005. She served as our Executive Vice President-Network Services from October 2003 to August 2005. She served as Senior Vice President-Network Operations of the Long Distance segment from 2002 to October 2003. She served as a Vice President in the Long Distance segment from 1998 to 2002.

(8)	Mr. West was elected Chief Technology Officer at the time of the Sprint-Nextel merger in August 2005. He served as Executive Vice President and Chief Technology Officer of Nextel from March 1996 until August 2005.

(9)	Mr. Angelino was elected President, Business Solutions at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President at Nextel from September 2001 until August 2005. He served as Vice President, Organizational Transformation at International Business Machines Corporation from April 2001 until September 2001. He served as Vice President, Worldwide Sales-AS400 at IBM from January 1999 until April 2001.

(10)	Mr. Kelly was elected President, Consumer Solutions at the time of the Sprint-Nextel merger in August 2005. He served as our President-Sprint Consumer Solutions from October 2004 until August 2005. He served as Senior Vice President—Consumer Solutions Marketing from October 2003 until October 2004. He served as President—Sprint Business from 2002 to October 2003, President—Mass Markets in 2002 and President—National Consumer Organization in 2001. From 1999 to 2001, he served as President of Tickets.com, an Internet-based ticket software and distribution firm.

(11)	Mr. Hesse was elected Chief Executive Officer, Local Telecommunications Division in June 2005. From 2000 to June 2004, he served as Chairman, President and Chief Executive Officer of Terabeam Corp., a Seattle-based communications company. From 1997 until March 2000, he served as President and Chief Executive Officer of AT&T Wireless Services.

(12)	Mr. Kelly was elected Executive Vice President, Transition Integration in December 2005. He was our Chief Strategy Officer from August 2005 until December 2005. He served as Executive Vice President and Chief Operating Officer at Nextel from February 2003 until August 2005. He served as Executive Vice President and Chief Marketing Officer at Nextel from 1996 until February 2003.

(13)	Mr. Arendt was elected Senior Vice President & Controller at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President of Nextel from February 2004 until August 2005 and as Controller of Nextel from May 1997 until August 2005. He also served as Vice President of Nextel from May 1997 until February 2004.

(14)	Mr. Kissinger was elected Senior Vice President- Human Resources in April 2003. He served as Vice President-HR Operations for Sprint/United Management Company from 1996 until April 2003.

(15)	Mr. Lindahl was elected Vice President & Treasurer at the time of the Sprint-Nextel merger in August 2005. He served as Vice President and Treasurer of Nextel from May 2002 until August 2005. He served in various capacities at Nextel, including Assistant Treasurer and Director, Financial Planning & Analysis, from August 1997 until May 2002.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Common Stock Data

	2005 Market Price
	High	Low	End of Period
Common Stock, Series 1(1)
First quarter	$25.16	$21.80	$22.75
Second quarter	25.87	21.57	25.09
Third quarter	27.20	23.10	23.78
Fourth quarter	26.86	22.15	23.36

	2004 Market Price
	High	Low	End of Period
Common Stock, Series 1(1)
First quarter	$19.51	$15.74	$18.43
Second quarter	19.99	16.83	17.60
Third quarter	20.54	17.10	20.13
Fourth quarter	25.80	19.81	24.85

PCS Common Stock, Series 1
First quarter	10.70	5.51	9.20
Second quarter(2)	9.99	9.16	9.56

(1)	Until August 12, 2005, when it was redesignated in connection with the Sprint-Nextel merger, our common stock, Series 1, was designated as FON common stock, Series 1.

(2)	On April 23, 2004, we recombined our two tracking stocks. Each share of the PCS common stock, Series 1 tracking stock automatically converted into 0.5 shares of FON common stock, Series 1.

Number of Shareholders of Record

As of February 28, 2006, we had approximately 65,000 common stock, Series 1 record holders, 12 common stock, Series 2 record holders, and two non-voting common stock record holders. The principal trading market for our common stock, Series 1 is the New York Stock Exchange. The common stock, Series 2 and the non-voting common stock are not publicly traded.

Dividends

We paid a dividend of $0.025 per share on the common stock, Series 1, the common stock, Series 2, and the non-voting common stock in the third and fourth quarters 2005. The non-voting common stock was issued in the Sprint-Nextel merger in August 2005. We paid a dividend of $0.125 per share on the common stock, Series 1 in the first two quarters of 2005 and in each of the quarters of 2004 and a dividend of $0.125 per share on the common stock, Series 2 in the first two quarters of 2005 and in each of the last three quarters of 2004. The common stock, Series 2 was issued at the time of the recombination of the PCS common stock and the FON common stock in April 2004.

Sale of Unregistered Equity Securities

In December 2005, we issued to certain of our directors and current and former executive officers an aggregate of 872 unregistered restricted stock units relating to shares of common stock, Series 1. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of common stock, Series 1, once the unit vests. The restricted stock units are scheduled to vest in 2006 and 2007. Delivery of the shares may be delayed under certain circumstances.

Neither these restricted stock units nor the common stock issuable once the units vest were registered under the Securities Act of 1933, or Securities Act. The issuance of the restricted stock units was exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31 common stock, Series 1	7,674	$22.999	—	—

November 1 through November 30 common stock, Series 1	12,327	$24.807	—	—

December 1 through December 31 common stock, Series 1	3,199	$24.185	—	—

Total	23,200	$24.123	—	—

(1)	Acquisitions of equity securities during the fourth quarter 2005 were pursuant to the terms of our equity compensation plans (the Management Incentive Stock Option Plan, the 1997 Long-Term Stock Incentive Program, and the Nextel Incentive Equity Plan) and the terms of the equity-based awards made under those plans. Acquisitions consist of the following: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; the delivery of previously owned shares owned by the grantee to pay the exercise price of options; and the delivery of previously owned shares owned by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units and deferred shares, and (iii) the exercise of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units and deferred shares since only the net shares are issued.

(2)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for the exercise price of options is the market price of the stock on the date of the exercise of the option. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the date of vesting of the restricted stock, the delivery date of the stock underlying restricted stock units, and the date of the exercise of the option.

No options may be granted pursuant to the Management Incentive Stock Option Plan after April 18, 2005; no awards may be granted pursuant to the 1997 Long-Term Stock Incentive Program after April 15, 2007; and no awards may be granted pursuant to the Nextel Incentive Equity Plan after July 13, 2015. Options, restricted stock awards and restricted stock unit awards outstanding on those dates may continue to be outstanding after those dates. We cannot estimate how many shares will be acquired in the manner described in footnote (1) to the table above pursuant to the terms of these plans.

Item 6.  Selected Financial Data

The 2005 data presented below is not comparable to that of the prior periods as a result of our acquisitions during the year, particularly the acquisition of Nextel, which closed in August 2005. The acquired companies’ financial results subsequent to their acquisition dates are included in our consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$34,680	$27,428	$26,197	$26,679	$25,562
Depreciation	4,933	4,713	4,972	4,886	4,194
Amortization	1,336	7	1	4	382
Operating income (loss)(1)(2)	3,826	(303)	1,007	2,096	(910)
Income (loss) from continuing operations(1)(2)	1,801	(1,012)	(292)	451	(1,599)

Earnings (Loss) per Share and Dividends
Basic earnings (loss) per common share from continuing operations(1)(2)(3)(4)	0.88	(0.71)	(0.21)	0.32	(1.16)
Diluted earnings (loss) per common share from continuing operations(1)(2)(3)(4)	0.87	(0.71)	(0.21)	0.32	(1.16)
Dividends per common share(5)(6)	0.30	Note 7	Note 7	Note 7	Note 7

Financial Position
Total assets	$102,580	$41,321	$42,675	$45,113	$45,619
Property, plant and equipment, net	31,133	22,628	27,101	28,565	28,786
Intangible assets, net	49,334	7,836	7,815	9,045	9,060
Total debt and capital lease obligations (including equity unit notes)	25,679	17,204	19,160	22,017	22,627
Redeemable preferred stock	247	247	247	256	256
Shareholders’ equity	51,937	13,521	13,113	12,108	12,450

Cash Flow Data
Net cash from operating activities	$10,678	$6,625	$6,535	$6,332	$4,663
Capital expenditures	5,057	3,980	3,797	4,821	8,982

The tables above set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing at the end of this annual report on Form 10-K. Highlighted below are certain transactions and factors that may be significant to an understanding of our financial condition and comparability of results of operations.

(1)	In 2005, we recorded net charges reducing our operating income by $844 million and income from continuing operations by $520 million. These charges related to merger and integration costs, asset impairments, restructurings, and hurricane - related costs.

In 2004, we recorded charges reducing our operating income by $3.7 billion to an operating loss and reducing income from continuing operations by $2.3 billion to an overall loss from continuing operations. The charges related primarily to restructurings and a Long Distance network impairment, partially offset by recoveries of fully reserved MCI (now Verizon) receivables.

In 2003, we recorded net charges reducing our operating income by $1.9 billion and reducing income from continuing operations by $1.2 billion, resulting in an overall loss from continuing operations. The charges related primarily to restructurings, asset impairments, and executive separation agreements, offset by recoveries of fully reserved MCI (now Verizon) receivables.

In 2002, we recorded charges reducing our operating income by $402 million and reducing income from continuing operations by $253 million. The charges related primarily to restructurings, asset impairments and expected loss on WorldCom (now Verizon) receivables.

In 2001, we recorded charges reducing our operating income by $1.8 billion to an operating loss and increasing the loss from continuing operations by $1.2 billion. The charges related primarily to restructuring and asset impairments.

(2)	We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Accordingly, amortization of goodwill, spectrum licenses and trademarks ceased as of that date because they are indefinite life intangibles.

(3)	As the effects of including the incremental shares associated with options, restricted stock units and employees stock purchase plan shares are antidilutive, both basic loss per share and diluted loss per share reflect the same calculation for the years ended December 31, 2004, 2003, and 2001.

(4)	All per share amounts have been restated, for all periods before 2004, to reflect the recombination of our common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50 shares of our common stock for each share of PCS common stock). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employees stock purchase plan shares, convertible preferred stock, and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

(5)	In the first and second quarter 2005, a dividend of $0.125 per share was paid. In the third and fourth quarter 2005, the dividend was $0.025 per share.

(6)	Before the recombination of our two tracking stocks, shares of PCS common stock did not receive dividends. For each of the four years ended December 31, 2004 and prior, shares of our common stock (before the conversion of shares of PCS common stock) received dividends of $0.50 per share. In the first quarter 2004, shares of our common stock (before the conversion of shares of PCS common stock) received a dividend of $0.125 per share. In the second, third and fourth quarter 2004, shares of our common stock, which included shares resulting from the conversion of shares of PCS common stock, received quarterly dividends of $0.125 per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We include certain estimates, projections and other forward-looking statements in this annual report and in our quarterly and current reports, and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the uncertainties related to the benefits of the Sprint-Nextel merger, including anticipated synergies and cost savings and the timing thereof;

•	the uncertainties related to, and the impact of, the contemplated spin-off of Embarq;

•	the effects of vigorous competition and the overall demand for our service offerings in the markets in which we operate and the impact of new, emerging and competing technologies on our business;

•	the costs and business risks associated with providing new services and entering new markets;

•	the impact of potential adverse change in the ratings afforded our debt securities by ratings agencies;

•	the ability of our Wireless segment to continue to grow and improve profitability;

•	the ability of our Local and Long Distance segments to achieve expected revenues;

•	the effects of mergers and consolidations in the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	unexpected results of litigation filed against us;

•	a significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for our iDEN network;

•	the impact of adverse network performance, including any performance issues resulting from the reconfiguration of the 800 MHz band of our iDEN network contemplated by the Report and Order;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order and deployment of E911 services on the iDEN network;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	inability of third parties to perform to our requirements under agreements related to business operations;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced in this annual report on Form 10-K and from time to time in other filings of ours with the SEC including in Part I, Item 1A, “Risk Factors.”

The words “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Overview

We are a global communications company offering a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and business and government customers. Although our operations are divided into three lines of business, wireless, long distance and local, we have organized our sales and distribution efforts to focus on the needs of two distinct customer types – individuals, and businesses and government agencies, which enable us to create customer-focused communications solutions that can incorporate any of our wireless and wireline services. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. We also provide regulated local exchange telephone services to approximately 7.4 million access lines in our local service territories in 18 states.

Nextel Merger and Contemplated Local Spin-off

On August 12, 2005, a subsidiary of our company merged with Nextel. In connection with the Nextel merger, we changed our name to Sprint Nextel Corporation. The aggregate consideration paid for the merger was approximately $37.8 billion. At the time that we announced the merger with Nextel, we also announced that we intend to spin-off our local communications business to our shareholders on a tax-free basis. The business being spun-off, which is the business reported as the Local segment in our financial statements, will be known as Embarq Corporation, and we refer to this business as Embarq. To mitigate the risk that the stock we issued in the Sprint-Nextel merger would preclude the tax-free treatment of the spin-off of Embarq, and to ensure that Sprint was treated as the acquiring entity for accounting purposes, the merger agreement provided for an allocation of cash and shares of our common stock, determined as of the date of the merger, that would result in the original Sprint shareholders maintaining at least 50.1% of the outstanding voting power upon closing of the merger. Pursuant to this allocation, Nextel common shareholders received $969 million in cash and 1.452 billion shares of our voting and non-voting common stock in the aggregate, or $0.84629198 and 1.26750218 shares of our stock in exchange for each then outstanding share of Nextel stock. It is anticipated that the common stock of Embarq will trade on the NYSE and that the spin-off will be completed in the second quarter 2006.

We merged with Nextel to secure a number of potential strategic and financial benefits including, but not limited to, the following:

•	the combination of extensive network and spectrum assets, which enables us to offer consumers, businesses and government agencies a wide array of broadband wireless and integrated communications services;

•	the combination of Nextel’s strength in business and government wireless services with our position in consumer wireless and data services, including services supported by our global IP network, which enables us to serve a broader customer base;

•	the size and scale of the combined company, which is comparable to that of our two largest competitors, is expected to enable more operating efficiencies than either company could achieve on its own; and

•	the ability to position us strategically in the fastest growing areas of the communications industry.

We expect to recognize significant synergies associated with this merger, which include:

•	revenue and subscriber synergies primarily arising out of cross-selling opportunities and the accelerated deployment of new features and services;

•	reduced capital spending due to the elimination of the need to build a data overlay network as had been planned by Nextel, reduced construction costs, expected volume discounts and benefits of increased purchasing capacity and reduced and consolidated facilities and back-office functions;

•	reduced network operating costs primarily arising out of co-location of cell sites, process efficiencies and migration of Nextel backhaul and other telecommunications traffic to our long distance network;

•	reduced selling, general and administrative expenses primarily arising out of consolidation of customer care, billing and other IT functions, increased scale and volume discounts and reduced combined sales and marketing costs and general administrative expenses; and

•	marketing, sales and fulfillment savings as a result of headcount savings, the rationalization of distribution channels, greater volume discounts on devices and other scale benefits.

We began to realize some synergies in 2005, and expect to realize additional synergies over a number of years. However, we believe that our operating results for at least the next several quarters will be negatively impacted by costs that will be incurred to achieve these synergies. Such costs are generally not expected to be recurring in nature, and will include costs associated with the spin-off of Embarq, costs associated with integrating back office systems, severance costs associated with the termination of the employment of certain employees, and lease and other contract termination costs. In addition, our results will be negatively impacted by significant additional non-cash amortization charges associated primarily with the value of the customer relationships that were acquired in the merger, as well as additional non-cash charges for stock-based compensation associated with the Nextel employees. The ability to achieve these synergies and the timing in which the benefits can be realized will depend in large part on the ability to integrate our networks, business operations, back-office functions and other support systems and infrastructure.

Business

We offer a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our two targeted customer groups: individuals, and businesses and government agencies. We conduct our operations through three segments referred to as: Wireless, Long Distance and Local.

We, together with the PCS Affiliates and Nextel Partners, offer digital and wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands and provide wireless coverage to a total domestic population of about 277 million. The PCS Affiliates, through commercial arrangements with us, provide wireless services under the Sprint brand name in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at their expense, in most instances using spectrum licensed to, and controlled by, us. Nextel Partners provides digital wireless communications services under the Nextel brand name in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at its expense. During 2005 and the first quarter 2006, we acquired five PCS Affiliates and we expect to acquire Nextel Partners in the second quarter 2006.

We also are one of the nation’s largest providers of long distance services and are one of the largest carriers of Internet traffic. In addition, we provide regulated local exchange telephone services to approximately 7.4 million access lines in our local service territories in 18 states.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Although competitive pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of individuals and businesses and government agencies will also base their purchase decisions on quality of service and the availability of differentiated features and services.

We operate in an industry that has been and continues to be subject to consolidation and dynamic change. To maintain our operating margins in an environment of intense competition that could put pressure on customer pricing, we continually seek ways to create or improve capital and operating efficiencies in our business. Consequently, we routinely reassess our business strategies and their implications on our operations and these assessments may continue to impact the future valuation of our long-lived assets. As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity and/or results of operations.

The FCC regulates the licensing, operation, acquisition and sale of the licensed spectrum that is essential to our business. The FCC and state PUCs also regulate the provision of telecommunications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations.

Statements contained in this annual report relating to business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding our business generally do not take into account the contemplated spin-off of Embarq.

Management Overview

Wireless

Through our Wireless segment, we, together with the remaining PCS Affiliates and Nextel Partners, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 300 metropolitan markets, including the 125 largest U.S. metropolitan areas, to more than 277 million people. Including subscribers who purchase services from the PCS Affiliates, Nextel Partners and our MVNOs, we served more than 49.6 million subscribers at the end of 2005. We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technology. Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. To enable us to offer innovative applications and services, we are deploying high-speed EV-DO technology across our CDMA network. The services supported by this technology, marketed as PowerVision, give consumer and business subscribers with EV-DO-enabled devices access to numerous sophisticated data messaging, imaging, entertainment and location-based applications. On our iDEN network, we continue to develop features and services that are designed to meet the needs of business and government customers with a particular focus on services that build upon our unique walkie-talkie features. We also seek to realize operating efficiencies in our business, largely from merger-related synergies, and optimize the performance of our network while minimizing costs.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. Excluding prepaid service plans, we offer these services on a contract basis, typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets. We also offer wholesale services to MVNOs, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. These companies bear the costs of acquisition, billing and customer service. We also recently entered into a joint venture with several cable companies to develop converged next generation products for consumers designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service.

Our Wireless segment generates revenues from the provision of wireless services, the sale of wireless equipment and the provision of wholesale and other services. The ability of our Wireless segment to generate service revenues is primarily a function of:

•	the number of subscribers that we serve, which in turn is a function of our ability to acquire new and retain existing subscribers; and

•	the revenue generated by each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber.

The ability of our Wireless segment to generate equipment revenues is primarily a function of the number of new and existing subscribers who purchase handsets and other accessories. The ability of our Wireless segment to generate wholesale revenues is primarily a function of the number and type of MVNOs that resell our wireless service and the number of subscribers to whom they provide service.

We increasingly must attract a greater proportion of our new customers from our competitors’ existing customer bases rather than from first time purchasers of wireless services. The higher market penetration also means that customers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in a higher bad debt expense.

Although many of the costs relating to the operation of our wireless networks are fixed in the short-term, other costs, such as interconnection fees, fluctuate based on the utilization of the networks. Sales and marketing expenses are largely dependent on the number of subscriber additions and the nature and extent of our marketing and promotional activities. General and administrative expenses consist of corporate overhead costs and other costs to operate the Wireless segment.

In February 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, prior to the August 12, 2005 merger date, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, we could be subject to actions, which could be material.

Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.

In addition, a financial reconciliation is required to be completed in 2008 at the end of the reconfiguration implementation, at which time we are required to make a payment to the U.S. Department of the Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above.

As required under the terms of the Report and Order, we have delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for periodic reductions in the amount of the letter of credit, no reductions had been made at December 31, 2005.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as next generation MPLS technologies, as well as IP, ATM and frame relay, and managed network services. We also provide services to the cable companies that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable companies and Internet service providers. In addition to increased emphasis on selling IP services, we are converting existing customers from ATM and frame relay to more advanced IP technologies through a data simplification initiative. Over time, this will result in decreasing revenue from frame relay and ATM service offset by increases in IP and other data revenues.

Local

Our Local segment consists mainly of regulated incumbent local phone companies serving approximately 7.4 million access lines in our local service territories in 18 states. We provide local and long distance voice and data services, including DSL services to customers in these service areas. We also operate a wholesale telecommunications product distribution business.

For several years, we have experienced declines in the number of access lines that we serve in our local service territories, as a result of competition from cable operators, which provide high-speed Internet services that can be used as a platform to support VoIP and wireless providers, as customers completely forego the use of traditional wireline phone service and instead rely solely on wireless service. The strategy of our Local segment to offset the decline in access lines is to sell a bundled package of products and services to meet the needs of our consumers and business and wholesale customers within our local service territories.

Critical Accounting Policies and Estimates

We consider the following accounting policies and estimates to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. While management believes that the estimates used are reasonable, actual results could differ from those estimates.

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from arrangements with our wholesale operators and PCS Affiliates, as well as long distance and local voice, data and Internet revenues.

Revenues consist of fixed monthly recurring charges, variable usage charges, equipment charges, miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection and late payment charges, and certain regulatory fees. We recognize operating revenues as services are rendered or as products are delivered to customers in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns, and represented less than 10% of our accounts receivable balance as of December 31, 2005.

Certain of our bundled-products and services, primarily plans for our Wireless segment, are considered to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. We classify revenue from sales of handsets as equipment revenue. We recognize revenue from handset sales when title to the handset passes to the dealer or end-user customer.

Wireless offerings include wireless phones and service contracts sold together in our company-operated stores. The activation fee revenue associated with these direct sales channels is recognized at the time the related wireless phone is sold, and is classified as equipment sales. Wireless activation fees earned prior to the 2003 adoption of EITF Issue No. 00-21 are being deferred and amortized over the estimated average life of the end user customer.

Certain activation fees associated with unbundled sales in our wireless segment are deferred and amortized over the estimated average life of the end-user customer. We defer the recognition of certain installation fees related to services provided by our Local segment and recognize the revenue over the estimated average life of the customer.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts each period. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions, and other factors. If our allowance for doubtful accounts estimate at December 31, 2005 were to change by ten percent, it would represent a change in bad debt expense of $20 million for the Wireless segment and $6 million each for the Long Distance and Local segments.

The accounting estimates related to the recognition of revenue and the allowance for doubtful accounts in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, future returns on asset sales and future access adjustments for disputes with CLECs and inter-exchange carriers, as well as the future economic viability of our customer base.

Management believes the allowance amounts recorded, in each instance, represents its best estimate of future outcomes, but the actual outcomes could differ from the estimate selected, and the impact that changes in actual performance versus these amounts recorded would have on the accounts receivable reported on the balance sheet and the results reported in the statements of operations could be material to our financial condition.

Valuation and Recoverability of Long-lived Assets

A significant portion of our total assets are long-lived assets, consisting primarily of property, plant and equipment and definite life intangibles. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors, may cause the estimated period of use or the value of these assets to change.

Long-lived assets consisting of property, plant and equipment represented $31 billion of our $103 billion in total assets as of December 31, 2005. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life
Buildings and improvements	3 to 31 years
Network equipment and software	3 to 31 years
Non-network internal use software, office equipment and other	3 to 30 years

The accounting estimate related to the establishment of depreciable lives requires us to make assumptions about technology evolution and competitive uses of assets. Our assumptions about technology and its future development require significant judgment because the timing and impacts of technology advances are difficult to predict, and actual experience has varied from previous assumptions and could do so in the future. The impact of changes in these assumptions could be material to our financial position, as well as our results of operations. We continue to assess the estimated useful life of the iDEN network assets following our merger with Nextel and our future plans for this network. Changes in our estimate of the useful life of the iDEN network assets could cause depreciation charges in future periods to change in amounts that could be material.

We perform annual internal studies to confirm the appropriateness of depreciable lives for most categories of property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, and in certain instances use actuarially determined probabilities to calculate the remaining life of our asset base.

If our studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of our consolidated financial statements for the year ended December 31, 2005, recorded depreciation expense would have been impacted by approximately $260 million.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining the occurrence of a “triggering event” that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.

In 2005, we recorded $127 million in asset impairment charges primarily related to write-downs of various software applications. In 2004, we determined that business conditions and events impacting our Long Distance operations constituted an indicator of possible impairment requiring an evaluation of the recoverability of the Long Distance long-lived assets, which resulted in a non-cash asset impairment charge of $3.5 billion, reducing the net carrying value of Long Distance property, plant and equipment by about 60% to $2.3 billion at September 30, 2004. Additionally, we recognized a non-cash charge of $21 million in 2004 to adjust the carrying value of our wholesale Dial IP assets to fair value. These impairments represented 54% of Long Distance’s property, plant and equipment, net and 13% of the consolidated property, plant and equipment, net at December 31, 2003. In 2003, we recorded $303 million associated with the termination of our web hosting service and $349 million associated with the terminated development of a new billing platform and a software development project.

Valuation and Recoverability of Intangible Assets

Intangible assets with indefinite useful lives represented $40 billion of our $103 billion in total assets as of December 31, 2005. Goodwill and indefinite life intangibles, which primarily consist of our spectrum licenses, are reviewed annually for impairment, or more frequently if indicators of impairment exist. We test goodwill for impairment by comparing the net book value of assets of each of our reporting units, identified as our operating segments, to estimates of its respective fair values. We test indefinite life intangibles for impairment by comparing an asset’s respective carrying value to estimates of fair value. Fair value is determined using the direct value method, which requires the use of estimates, judgments and projections. We performed our annual impairment test of FCC spectrum licenses and goodwill in the fourth quarter 2005 and concluded that there was no impairment, as the estimates of fair value of these intangible assets exceeded their carrying values.

The accounting estimates related to goodwill and indefinite life intangibles require us to make assumptions about fair values. The impact of recognizing an impairment could be material to our financial position and results of operations. Our assumptions about fair values require significant judgment because economic factors, industry factors and technology considerations can result in variable and volatile fair values. In addition, a significant amount of judgment is involved in determining the occurrence of a “triggering event” that requires an evaluation of the recoverability of our goodwill or intangible assets.

In 2003, we decided to end pursuit of a residential fixed wireless strategy using certain of our BRS spectrum, which resulted in an impairment analysis in which we determined that there had been a decline in our estimate of the fair value of our BRS spectrum. As a result, we recorded a non-cash charge of $1.2 billion, which reduced the carrying value to $300 million. We continue to invest in additional 2.5 GHz spectrum rights, test new technology that could be used to provide services using this spectrum, monitor industry developments and participate in FCC proceedings in an effort to obtain favorable regulatory rulings with respect to this spectrum.

Valuation of Acquired Assets and Liabilities

In connection with the Sprint-Nextel merger in the third quarter 2005, as required by SFAS No. 141, Business Combinations, we allocated the purchase price to the assets acquired, including goodwill and spectrum licenses, and liabilities assumed from Nextel based on their respective fair values at the merger date. The approach to the estimation of the fair values of the Nextel goodwill and indefinite life intangible assets was primarily based on the income approach valuation technique.

We are in the process of finalizing internal studies of the assets acquired in the Sprint-Nextel merger and the acquisitions of US Unwired, Gulf Coast Wireless, and IWO Holdings, including investments, property, plant and equipment, intangible assets, and certain liabilities relevant to the allocation of the purchase price. The fair values recorded as of December 31, 2005, are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. When finalized, we may be required to make adjustments that could impact our results of operations and financial position, some of which could be material.

Employee Benefit Plan Assumptions

Retirement benefits are a significant cost of doing business for us, yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee’s expected tenure with us based on the terms of the plans and the investment and funding decisions made by us. The accounting requires that management make assumptions regarding such variables as the discount rate, return on assets, and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred by us.

In determining pension obligations, we are required to develop assumptions for the discount rate and return on plan assets. These assumptions are subject to market performance, which has fluctuated in the recent past and could have continued volatility in the future. In selecting our discount rate, our third party actuaries construct a hypothetical portfolio of bonds rated AA- or better that produces a cash flow matching the projected benefit payments of the plan. For the December 31, 2005 measurement date, this exercise produced a range of 5.67% - 5.87%, and our discount rate was set at 5.75%, a 25 basis point decrease from December 31, 2004. An increase in the discount rate would reduce the reported projected benefit obligation. In contrast, if the discount rate used in 2005 in determining the projected benefit obligation was 25 basis points lower, it would generate a $179 million increase in the projected benefit obligation reported on the balance sheet, and a $27 million increase in the benefit costs.

Our return on asset assumption is 8.75% and has not changed since late 2003. To determine our assumption for the return on assets, we consider forward-looking estimates of the expected long-term returns for a portfolio invested according to our target investment policy. This assumption was initially developed from estimates provided by two investment consulting firms in late 2003 when we revised our target asset allocation policy, and is validated each year against estimates provided by our third party actuaries. If the expected return on assets assumption was 25 basis points lower, it would generate a $9 million increase in current year benefit costs. This assumption is not used in the calculation of the pension projected benefit obligation.

In determining post-retirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care, including medical inflation and discount rates. A one-percentage point increase in the assumed medical inflation rate would generate a $37 million increase in the accumulated postretirement benefit obligation reported on the balance sheet, and a $2 million increase in benefit costs. An increase in the discount rate would reduce the reported accumulated postretirement benefit obligation. In contrast, if the discount rate used in 2005 in determining the accumulated postretirement benefit obligation was 25 basis points lower, it would generate a $16 million increase in the obligation as of December 31, 2005 and an immaterial impact on benefit costs.

Tax Valuation Allowances

We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. Actual income taxes could vary from these estimates due to future changes in income tax law, the expected spin-off of Embarq, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

The accounting estimate related to the tax valuation allowance requires us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment because actual performance has fluctuated in the past and may do so in the future. The impact that changes in actual performance versus these estimates could have on the realization of tax benefits as reported in our results of operations could be material.

We carried an income tax valuation allowance of $1.1 billion as of December 31, 2005. This amount includes a valuation allowance for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Assumption changes that result in a reduction of expected benefits from realization of capital loss, state net operating loss and tax credit carryforwards by 10% would increase our valuation allowance by $55 million.

Significant New Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions, through the use of fair-value-based methods of recognizing cost. This statement is effective for us as of January 1, 2006.

We voluntarily adopted fair value accounting for share-based payments effective January 1, 2003, under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective method. Upon adoption, we began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. In connection with the conversion of the PCS common stock into our common stock in the tracking stock recombination, as required by SFAS No. 123, we accounted for the conversion of options to purchase PCS stock into options to purchase our common stock as a modification and, accordingly, applied stock option expensing to the options to acquire our common stock resulting from the conversion of PCS stock options granted before January 1, 2003. Further, in connection with the Nextel merger, we accounted for the conversion of Nextel stock options to our stock options as a modification and, accordingly, applied stock option expensing to the unvested stock options beginning on the merger date.

The revised standard will require us to begin to recognize compensation cost for unvested common stock options granted to our employees before January 1, 2003, which are outstanding as of January 1, 2006. The requirement to recognize expense on these unvested grants is expected to be immaterial to us.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4. This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the definition of “abnormal” provided in ARB No. 43, Chapter 4, Inventory Pricing. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our financial statements.

Results of Operations

Consolidated

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net operating revenues	$34,680	$27,428	$26,197
Net income (loss)	1,785	(1,012)	1,290

The discussion of our results of operations for the year ended December 31, 2005 includes the financial results of Nextel for the last 141 days of the year, consistent with generally accepted accounting principles, or GAAP. The inclusion of these results renders direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends we believe are significant, separate and apart from the impact of the merger with Nextel.

Net operating revenues increased 26% in 2005, reflecting growth in revenues of our Wireless and Local segments, partially offset by declining revenues of our Long Distance segment.

Operating expenses increased 11% in 2005 primarily due to increases in the operating expenses of our Wireless segment, partially offset by a decrease in the operating expenses of our Long Distance segment.

In 2005, we recorded merger and integration costs of $608 million. Merger and integration costs are generally non-recurring in nature and primarily include charges for costs to adopt and launch a new branding strategy and logos, including costs to re-brand company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems, processes and other integration planning and execution costs, and costs related to employee retention and involuntary separations of employees. These merger and integration costs were primarily related to our merger with Nextel and the planned spin-off of Embarq. Merger and integration costs have primarily been reflected as unallocated corporate selling, general and administrative expenses and, therefore, are excluded from segment results.

In 2005, we recorded net restructuring and asset impairment charges of $125 million. Asset impairment charges primarily related to the write-down of various software applications, including a $77 million impairment charge related to the write-off and removal from service of certain internal-use software systems that are no longer utilized by our Local segment. We also incurred asset impairments arising from the hurricanes in the Gulf Coast region, but these asset impairments were substantially offset by insurance recoveries.

In 2005, we also recorded hurricane-related charges of $111 million exclusive of the asset impairment charges. Approximately $85 million, $15 million and $11 million of these charges were reflected on the Wireless, Long Distance and Local segments, respectively.

In 2005, we recorded income of $154 million related to activities associated with various equity method investments and marketable securities transactions. This income is primarily the result of our recording $137 million of equity in earnings associated with our ownership interest in Nextel Partners, the majority of which related to a release by Nextel Partners of a significant portion of its deferred tax valuation allowance in the third quarter 2005.

In 2004, we recorded net restructuring and asset impairment charges of $3.7 billion primarily related to the impairment of our Long Distance property, plant and equipment and severance costs associated with our organizational realignment initiatives and the termination of the web hosting service.

In 2003, we recorded net restructuring charges and asset impairments of $2.0 billion, which consisted of: impairment charges associated with the decline in our estimates of fair value of certain of our BRS spectrum; other asset impairments, facilities and severance charges associated with the termination of our web hosting service; impairment charges associated with the termination of development of a new billing platform; impairment charges associated with the termination of software development projects; and severance costs associated with our transformation to a customer-focused organizational design; partially offset by the finalization of all 2001 and 2002 restructuring liabilities.

Segmental Results of Operations

Certain prior-period amounts have been reclassified to conform to the current period presentation. In 2005, we determined that recategorization of certain costs from costs of services and products to selling, general and administrative would be more consistent with current industry practices, and accordingly reclassified $1.1 billion of expenses in each of the years ended December 31, 2004 and 2003. These costs primarily consist of certain customer care and information technology costs for the Wireless and Long Distance segments.

Wireless

Through our Wireless segment, we, together with the remaining PCS Affiliates and Nextel Partners, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands and provide wireless coverage in over 300 metropolitan markets, including the 125 largest U.S. metropolitan areas, to more than 277 million people. Combined with the PCS Affiliates, Nextel Partners and our MVNO wholesale resellers, we served more than 49.6 million subscribers at the end of 2005.

We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, instant national and international walkie-talkie capabilities and wireless data transmission services.

These services are provided using two networks, the CDMA technology-based network that was operated by us prior to the Nextel merger and the iDEN technology-based network that was operated by Nextel prior to the merger. We plan to develop handsets that are capable of operating on both of these networks, which is expected to enhance the services available to our customers. We expect to take other actions to capture capital and operating efficiencies as the network operations are combined.

We offer wireless international voice roaming around the globe. International roaming is available with a PCS tri-mode (CDMA/analog) phone in areas of more than 40 countries, including countries in the Asia-Pacific, South American and Caribbean regions, as well as Canada and Mexico. International roaming is also available with a GSM-capable phone in over 140 countries in Europe, the Middle East, Africa and the South Pacific rim. We also have roaming or interoperability agreements with iDEN-based wireless service providers that operate in Latin America and Canada.

We are continuing to execute our plans that will enable us to offer faster wireless data speeds by deploying EV-DO technology across the CDMA network. With peak rates of up to 2.4 megabits per second for downloads, EV-DO will accelerate average mobile-device data speeds up to 10 times when compared to the prior generation technology. This technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards™. Our first commercial rollout of EV-DO was in the second quarter 2005 and subsequent rollouts will continue to expand our footprint to provide coverage to more people and markets.

Wireless	Year Ended December 31, 2005	% of Operating Revenues	Year Ended December 31, 2004	% of Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in millions)
Net operating revenues
Service	$19,289	86%	$12,529	86%	$6,760	54%
Equipment	2,147	10%	1,510	10%	637	42%
Wholesale, affiliate and other	892	4%	608	4%	284	47%

Total net operating revenues	22,328	100%	14,647	100%	7,681	52%

Operating expenses
Costs of services and products	8,604	39%	6,091	42%	2,513	41%
Selling, general and administrative	6,838	30%	4,411	30%	2,427	55%
Restructuring and asset impairment	20	NM	30	NM	(10)	(33)%
Depreciation	3,358	15%	2,557	17%	801	31%
Amortization	1,335	6%	6	NM	1,329	NM

Total operating expenses	20,155	90%	13,095	89%	7,060	54%

Operating income	$2,173	10%	$1,552	11%	$621	40%

Capital expenditures	$3,545		$2,559		$986	39%

NM:  Not Meaningful

Wireless	Year Ended December 31, 2004	% of Operating Revenues	Year Ended December 31, 2003	% of Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in millions)
Net operating revenues
Service	$12,529	86%	$11,217	88%	$1,312	12%
Equipment	1,510	10%	1,143	9%	367	32%
Wholesale, affiliate and other	608	4%	330	3%	278	84%

Total net operating revenues	14,647	100%	12,690	100%	1,957	15%

Operating expenses
Costs of services and products	6,091	42%	5,162	41%	929	18%
Selling, general and administrative	4,411	30%	4,078	32%	333	8%
Restructuring and asset impairment	30	NM	362	3%	(332)	(92)%
Depreciation	2,557	17%	2,454	19%	103	4%
Amortization	6	NM	—	—	6	NM

Total operating expenses	13,095	89%	12,056	95%	1,039	9%

Operating income	$1,552	11%	$634	5%	$918	145%

Capital expenditures	$2,559		$2,123		$436	21%

NM:  Not Meaningful

The following results are included in the results of our Wireless segment through December 31, 2005: the results of Nextel from the August 12, 2005 date of completion of the merger; the results of US Unwired from the August 12, 2005 date of the acquisition; the results of Gulf Coast Wireless from the October 3, 2005 date of acquisition; and the results of IWO Holdings from the October 20, 2005 date of acquisition.

Net Operating Revenues

	For the Year Ended December 31,
	2005	2004	2003
Direct subscribers, end of period (millions)	39.7	17.8	15.9
Direct net subscriber additions (millions)	3.0	1.9	1.1
Customer churn rate	2.3%	2.6%	2.7%
Average monthly service revenue per user	$62	$62	$61

Net operating revenues primarily consist of direct wireless service revenues, revenues from handset and accessory sales and revenues from arrangements with wholesale operators and PCS Affiliates. Service revenues consist of fixed monthly recurring charges, variable usage charges, charges related to the use of specified features and miscellaneous fees such as directory assistance, operator-assisted calling, equipment protection, late payment charges, and certain regulatory fees. Wholesale, affiliate and other revenues consist primarily of net revenues retained from wireless subscribers residing in PCS Affiliate territories and revenues from the sale of wireless services to companies that resell those services to their subscribers.

Service revenues increased $6,760 million or 54% from 2004 to 2005 primarily due to the merger with Nextel and the increase in the number of our direct subscribers, while our average monthly service revenue per user remained flat. We had 3.0 million direct net subscriber additions in 2005, excluding Nextel or PCS Affiliate subscriber additions that occurred prior to the Sprint-Nextel merger and the acquisitions of US Unwired, Gulf Coast Wireless and IWO Holdings, and ended the year with 39.7 million direct subscribers. We believe that the growth in direct subscribers, separate from the growth attributable to subscribers gained as part of the Sprint-Nextel merger and PCS Affiliate acquisitions, is the result of a number of factors, principally:

•	our differentiating products and services, particularly data-related services such as nationwide walkie-talkie services, Sprint PowerVision, instant messaging and emails, sending and receiving pictures, playing games with full-color graphics and polyphonic sounds and browsing the Internet wirelessly;

•	the introduction of more competitive service pricing plans which are targeted at meeting more of our customers’ needs;

•	selected handset pricing promotions and improved handset choices;

•	increased brand name recognition as a result of increased advertising and marketing campaigns, including advertising and marketing related to our sponsorship of NASCAR and our agreement with the NFL that began in 2005;

•	increased market penetration as a result of opening additional retail stores and selling efforts targeted at specific vertical markets; and

•	the improvement in subscriber retention, which we believe is attributable to the impact of competitive rate plans, as well as our focus on delivering high quality and differentiated service.

Our average monthly service revenue per user remained stable at $62 in 2004 and 2005 as:

•	we integrated Nextel subscribers, who have a higher average monthly service revenue, in the third quarter 2005;

•	we saw an increase in revenues from data services, as subscribers used more short message service, or SMS, text messaging and took advantage of our wider array of premium services; and

•	we experienced a full year of increased equipment protection plan rates that were restructured in 2004; these increases were offset as

•	we continued to offer more competitive service pricing plans, including lower priced plans, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related customers, or a combination of these features.

We expect that service revenues will increase in absolute terms in the future as a result of an increasing subscriber base. As competition among wireless communications providers has increased, we and our competitors have decreased prices while the average per subscriber utilization of wireless voice services has increased, resulting in both declining average monthly revenue per subscriber in the wireless industry overall and in declining average revenue per minute of use for voice services, and we expect these trends will continue. See “—Forward Looking Statements.”

Revenues from sales of handsets and accessories, generated from both new subscribers and upgrades, were approximately 10% of net operating revenues in both 2005 and 2004. These revenues increased $637 million or 42% from 2004 to 2005 primarily due to the merger with Nextel. The remainder of the increase was due to a 6% increase in the number of CDMA handsets sold in 2005, largely offset by a 4% decrease in the average sales price of the CDMA handsets. We continued to lower our handset retail prices in 2005 as costs of handsets declined, and we also changed our third party compensation plan in 2005 from one that was based on discounted handsets to one that is commissions-based. Additionally, we continued offering rebates on handsets as new promotional programs were rolled out. Consistent with industry practice, our marketing plans assume that handsets, net of rebates, will continue to be sold at prices below cost in most instances. Our retention efforts, which often include providing incentives in the form of new handsets, may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “—Forward Looking Statements.”

Wholesale, affiliate and other revenues increased $284 million or 47% from 2004 to 2005, reflecting the net subscriber additions in the wholesale and PCS Affiliate bases. Wholesale operators added 1.5 million subscribers in 2005, ending the year with 5.2 million subscribers. The PCS Affiliates ended 2005 with 2.8 million subscribers, which has been adjusted for the subscriber transfers resulting from the acquisition of three PCS Affiliates during the year. We expect revenue from the remaining PCS Affiliates in 2006 to be significantly lower than 2005 because of the five PCS Affiliates that we purchased in 2005, and the first quarter 2006. Wholesale revenues are expected to increase year over year due to continued subscriber growth of existing resellers as well as the addition of new resellers, during 2006. See “—Forward Looking Statements.”

Service revenues increased $1.3 billion or 12% in 2004 compared to 2003, mainly reflecting an increase in the number of direct subscribers, increased revenue from data services and subscriber elections to add services to their base plans. These increases were partially offset by lower overage charges from usage-based plans. We had 1.9 million direct net subscriber additions in 2004, including 91,000 subscribers acquired from a PCS Affiliate, and we ended 2004 with 17.8 million direct subscribers.

Revenues from sales of handsets and accessories increased $367 million or 32% in 2004 compared to 2003 mainly due to higher subscriber additions and higher retail prices, which were partially offset by higher rebates.

Wholesale, affiliate and other service revenues represented 4% of net operating revenues in 2004 and 3% in 2003. The $278 million increase in 2004 mainly reflects the net additions in the wholesale and PCS Affiliate bases. Wholesale operators added 2.1 million subscribers in 2004, increasing their subscriber base to 3.7 million from 1.6 million in 2003, principally driven by Virgin Mobile USA and Qwest Communications. The PCS Affiliates added 374,000 subscribers in 2004, ending the year with 3.2 million subscribers.

Costs of Services and Products

Costs of services and products consist of our cost of providing wireless service and cost of our handset and accessory revenues. Cost of providing wireless service consists primarily of:

•	costs to operate and maintain our CDMA and iDEN networks, primarily including direct switch and transmitter and receiver site costs, such as rent, utilities, property taxes and maintenance; payroll and facilities costs associated with our network engineering employees; frequency leasing costs; and roaming fees paid to other carriers;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of transmitter and receiver sites and switches in service in a particular period and the related equipment installed at each site; and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls; and

•	costs to activate service for new subscribers.

Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the cost of handset revenues, including the handset costs in excess of the revenues generated from handset sales and accessory revenues when title to the handset or accessory passes to the dealer or end-user customer.

Cost of service was 58% of total costs of services and products in 2005 compared to 54% in 2004. These costs increased $1,688 million or 52% from 2004 to 2005 primarily due to the merger with Nextel as well as increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically we experienced:

•	an increase in transmitter and receiver and switch related operational costs due to the increase in transmitter and receiver sites and capacity enhancements placed into service during 2005;

•	increased long distance and roaming costs due to the increase in our direct subscriber base;

•	higher PCS Affiliate and wholesale costs as the related subscriber bases increased throughout 2005;

•	an increase in premium service fees resulting from increased subscriber data usage; and

•	an increase in EV-DO backhaul costs driven by the increased capacity required to support the launch of this service in 2005.

We expect the aggregate amount of cost of service to increase as customer usage of our networks increases and we add more sites and other equipment to expand the coverage and capacity of our CDMA and iDEN networks. See “—Forward Looking Statements”, “—Liquidity and Capital Resources” and “—Future Capital Needs and Resources — Capital Needs — Capital Expenditures.”

Handset and accessory costs were 42% of total costs of services and products in 2005 compared to 46% in 2004. These costs increased $825 million or 29% from 2004 to 2005 due to the merger with Nextel. Excluding this impact, handset and accessory costs actually decreased from 2004 to 2005. The 6% increase in volume of CDMA handsets sold during 2005 was more than offset by an 8% decrease in the average cost per handset. Additionally, equipment refurbishment costs have declined since 2004 due to operational improvements in the handset exchange and insurance programs as well as increased insurance deductibles implemented in early 2005 to offset a portion of our costs.

Costs of services and products increased 18% from 2003 to 2004, primarily due to network support of a larger subscriber base, higher minutes of use, expanded market coverage and increased handset costs. Handset and accessory costs were 46% of total costs of services and products in 2004 and 2003, and costs of services and products were 42% of net operating revenues in 2004 and 41% in 2003.

Selling, General and Administrative Expense

Selling and marketing costs primarily consist of customer acquisition costs, including commissions earned by our indirect dealers, distributors and our direct sales force for new handset activations, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding. General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Selling, general and administrative expense was 30% of net operating revenues in 2005 and 2004.

Sales and marketing expense increased $1,266 million or 56% from 2004 to 2005 primarily due to the merger with Nextel including the launch of new branding initiatives and advertising campaigns in connection with the merger. The remaining increase in selling and marketing expense reflects:

•	increased sales and distribution costs to support a larger direct subscriber base, as well as a shift in the compensation of our third party dealers from a discounted handset-based plan to a commissions-based plan that was implemented in 2005; and

•	increased advertising and marketing costs, focusing on the customer experience, more corporate sponsorships including the NFL and more media advertising associated with the merger and the launch of our new “Yes You Can” brand campaign.

General and administrative costs increased $1,161 million or 54% from 2004 to 2005 primarily due to the merger with Nextel, as well as:

•	an increase in bad debt expense. The reserve for bad debt requires our judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was 1.5% in 2005 and 1.4% in 2004. The reserve for bad debt as a percent of outstanding accounts receivable was 6% in 2005 and 7% in 2004; and

•	an increase in information technology and billing expenses to support a larger subscriber base in addition to an increase in credit card fees as more subscribers submit invoice payments through credit cards; partially offset by

•	a decrease in our customer care costs as we outsourced more of our customer care calls to less expensive service centers, which more than offset the increase in volume.

We expect the aggregate amount of selling, general and administrative expenses to continue increasing in absolute terms in the future primarily as a result of increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities. See “—Forward Looking Statements.”

Selling, general and administrative expense increased 8% from 2003 to 2004, reflecting an increase in sales and distribution costs primarily driven by higher gross additions and an increase in the number of direct retail stores. Selling and marketing costs also contributed to the increase as a significant campaign was launched to reposition the Sprint PCS brand in 2004. Selling, general and administrative expense was 30% of net operating revenues in 2004 and 32% in 2003. Bad debt expense as a percentage of net operating revenues was 1.4% in 2004 and 2.3% in 2003. The reserve for bad debt as a percent of outstanding accounts receivable was 7% in both 2004 and 2003. The stability of the 2004 percentage mainly reflects sales of previously written-off subscriber receivables and reductions in reserves because number portability churn did not occur as anticipated.

Restructuring and Asset Impairment

In 2005, asset impairment charges of $27 million were recorded primarily related to the write-down of various software applications. Restructuring credits of $7 million were the result of an analysis and finalization of original estimates related to our organizational realignment initiated in 2003. We have completed substantially all activities related to this realignment.

In 2004, we recorded a $30 million restructuring charge related to severance costs associated with our organizational realignment.

In 2003, we recorded asset impairments of $349 million primarily related to the termination of development of a new billing platform. We also recorded restructuring charges of $13 million for severance costs associated with our organizational realignment, and contractual obligations related to the termination of the development of the billing platform, partially offset by the finalization of all 2001 and 2002 restructuring activities.

Additional information regarding our asset impairments can be found in note 8 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Depreciation and Amortization Expense

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation expense consists mainly of depreciation of network assets. Amortization expense consists mainly of amortization of customer relationship intangible assets.

Depreciation expense increased $801 million or 31% from 2004 to 2005 primarily due to the merger with Nextel. Excluding this impact, depreciation expense increased as a result of an increase in transmitter and receiver sites in service and the costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our networks.

Amortization expense increased $1,329 million from 2004 to 2005 due primarily to amortization expense related to the customer contracts acquired with the Sprint-Nextel merger and acquisition of five PCS Affiliates.

Depreciation expense increased 4% in 2004 mainly reflecting depreciation of the network assets placed in service during that year.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as MPLS, IP, ATM, and frame relay and managed network services. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks. We also provide services to the cable telephony market through arrangements with cable companies that resell our long distance service, local services such as 911, directory and basic local features, and/or use our back office systems and network assets in support of their local telephone service provided over cable facilities.

We determined that business conditions and events that occurred in 2004 and impacted our operations constituted a “triggering event” requiring an evaluation of the recoverability of our long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We reevaluated our strategy and financial forecasts in 2004 resulting in a $3.5 billion pre-tax non-cash impairment charge to the Long Distance long-lived assets. Additional information regarding our asset impairments can be found in note 8 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Long Distance	Year Ended December 31, 2005	% of Operating Revenues	Year Ended December 31, 2004	% of Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$4,213	61%	$4,560	62%	$(347)	(8)%
Data	1,632	24%	1,722	24%	(90)	(5)%
Internet	736	11%	793	11%	(57)	(7)%
Other	253	4%	252	3%	1	NM

Total net operating revenues	6,834	100%	7,327	100%	(493)	(7)%

Operating expenses
Costs of services and products	4,378	64%	4,249	58%	129	3%
Selling, general and administrative	1,440	21%	1,935	26%	(495)	(26)%
Restructuring and asset impairment	15	1%	3,661	50%	(3,646)	(100)%
Depreciation	488	7%	1,070	15%	(582)	(54)%
Amortization	1	NM	1	NM	—	0%

Total operating expenses	6,322	93%	10,916	149%	(4,594)	(42)%

Operating income (loss)	$512	7%	$(3,589)	(49)%	$4,101	114%

Capital expenditures	$384		$282		$102	36%

NM:  Not Meaningful

Long Distance	Year Ended December 31, 2004	% of Operating Revenues	Year Ended December 31, 2003	% of Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$4,560	62%	$4,999	63%	$(439)	(9)%
Data	1,722	24%	1,853	23%	(131)	(7)%
Internet	793	11%	973	12%	(180)	(18)%
Other	252	3%	180	2%	72	40%

Total net operating revenues	7,327	100%	8,005	100%	(678)	(8)%

Operating expenses
Costs of services and products	4,249	58%	4,180	52%	69	2%
Selling, general and administrative	1,935	26%	2,271	28%	(336)	(15)%
Restructuring and asset impairment	3,661	50%	1,564	20%	2,097	134%
Depreciation	1,070	15%	1,431	18%	(361)	(25)%
Amortization	1	NM	1	NM	—	—

Total operating expenses	10,916	149%	9,447	118%	1,469	16%

Operating loss	$(3,589)	(49)%	$(1,442)	(18)%	$(2,147)	149%

Capital expenditures	$282		$339		$(57)	(17)%

NM:  Not Meaningful

Net Operating Revenues

Net operating revenues decreased 7% in 2005 and 8% in 2004. Lower pricing associated with voice services, the decline in the unbundled network element platform as we exited that market, and migration from legacy data products played a large role in the declines for both years. Additionally, the termination of a large Dial IP contract during 2004 and the sale of our wholesale Dial IP business in 2004 further contributed to the decreasing revenues. Partially offsetting these declines in revenue were incremental revenues from selling services to the cable companies.

In October 2004, we completed the sale of our wholesale Dial IP business for $34 million. These assets were classified as held for sale on September 30, 2004, and an associated pre-tax non-cash charge of $21 million was included in the 2004 impairment charge.

In 2006, we expect to see continued revenue declines in Long Distance due to lower pricing on commercial contracts and continued pressures in the consumer long distance market. Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. See “—Forward Looking Statements.”

Voice Revenues

Voice revenues decreased 8% in 2005 and 9% in 2004. Intense competition from the cable industry and the major local exchange carriers for consumer and small business customers, as well as wireless, e-mail and instant messaging substitution continue to erode the retail base and drive lower prices per minute, despite an 11% increase in call volume in 2005 and a 13% increase in 2004. These declines were partially offset by an increase in lower-yielding affiliate and wholesale revenue primarily from our relationships with certain cable providers. Voice revenues generated from the provision of services to Wireless and Local represented 15% of total voice revenues in 2005 compared to 13% in 2004.

Data Revenues

Data revenues reflect sales of current-generation data services, including ATM, managed network services, private line, and frame relay services. Data revenues decreased 5% in 2005 and 7% in 2004. In 2005, frame relay and ATM declined due to customers migrating to IP-based technologies. These declines were partially offset by growth in managed network services. In 2004, the decrease in frame relay and private line services was partially offset by an increase in ATM and managed network services.

Internet Revenues

Internet revenues decreased 7% in 2005 and 18% in 2004. The 2005 decline was primarily due to the loss of the Dial IP revenues due to the sale of our Dial IP business in October 2004. These revenues were partially replaced by an increase in dedicated IP revenue as customers migrated from ATM and frame relay technologies to next generation MPLS technologies. The decline in 2004 was the result of a decrease in Dial IP revenues and the discontinuation of our web hosting service, partially offset by an increase in dedicated IP revenue .

Other Revenues

Other revenues remained flat in 2005 after increasing 40% in 2004. The 2004 increase was primarily due to higher equipment sales.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies (including our Local segment), other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products increased 3% in 2005 and 2% in 2004. The 2005 increase was driven by access volume and international access costs, somewhat offset by renegotiated access rate agreements and initiatives to reduce access unit costs. These costs were partially offset by the recognition of a portion of the deferred gain from the sale of the conferencing business, which was sold in June 2005. The 2004 increase was primarily attributable to higher access volume, somewhat offset by renegotiated access rate agreements and initiatives to reduce access unit costs.

Costs of services and products were 64% of net operating revenues in 2005, 58% in 2004 and 52% in 2003. These increases occurred as a result of the overall reductions in net operating revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 26% in 2005 and 15% in 2004. The 2005 decline was due primarily to continued restructuring efforts, headcount reductions, aggressive cost savings initiatives, reduced rent costs and lower bad debt expense in the wholesale markets. The 2004 decline was due to restructuring efforts and general cost controls.

Selling, general and administrative expense includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on customer-specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was less than 1% in 2005, 2% in 2004, and 1% in 2003. The reserve for bad debt as a percentage of outstanding accounts receivable was 8% in 2005, 12% in 2004 and 11% in 2003.

Total selling general and administrative expense was 21% of net operating revenues in 2005, 26% in 2004, and 28% in 2003.

Restructuring and Asset Impairments

In 2005, we recorded restructuring and asset impairment charges of $15 million, of which $9 million related to the write-off of certain internal-use software systems that are no longer being utilized. The remaining charges are costs associated with the wind down of our web hosting service. Activities related to this wind down are substantially complete; however, we continue to be obligated under facility leases that expire from 2007 through 2014.

In 2004, we recorded asset impairments of $3.5 billion related to our property, plant and equipment. We also recorded charges of $121 million related to severance costs and termination of facility leases associated with our transformation initiatives and the ongoing wind down of our web hosting service.

In 2003, we recorded asset impairments of $1.2 billion related to a decline in the fair value of our BRS spectrum. The decision to wind down the web hosting service resulted in a $316 million asset impairment charge, and associated restructuring charges of $60 million related to severance and facility lease terminations.

Additional information regarding our asset impairments can be found in note 8 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Depreciation Expense

Depreciation expense decreased 54% in 2005 and 25% in 2004. The decrease in both years was primarily driven by the reduction in value of assets associated with the impairment of our property, plant and equipment in 2004, as well as a decreased asset base due to the wind-down of the web hosting service in 2003. Additionally, in 2004, we extended the depreciable life of certain high-capacity transmission equipment from eight years to twelve years due to slower anticipated evolution of technology. This extension in life decreased the 2004 depreciation expense by approximately $74 million. Depreciation expense was 7% of net operating revenues in 2005, 15% in 2004, and 18% in 2003.

Local

Our Local segment consists mainly of regulated incumbent local phone companies serving approximately 7.4 million access lines in 18 states. We provide local and long distance voice and data services, including DSL, access by customers and other carriers to the local network, sales of telecommunications equipment and other telecommunications related services. We provide wireless and video services through agency relationships. Our wholesale telecommunications product distribution business, known as North Supply, is also part of the Local segment.

Local	Year Ended December 31, 2005	% of Operating Revenues	Year Ended December 31, 2004	% of Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$4,335	66%	$4,498	70%	$(163)	(4)%
Data	983	15%	833	13%	150	18%
Other	1,209	19%	1,090	17%	119	11%

Total net operating revenues	6,527	100%	6,421	100%	106	2%

Operating expenses
Costs of services and products	2,407	37%	2,198	34%	209	10%
Selling, general and administrative	1,190	18%	1,358	21%	(168)	(12)%
Restructuring and asset impairment	82	1%	40	1%	42	105%
Depreciation	1,090	17%	1,089	17%	1	NM

Total operating expenses	4,769	73%	4,685	73%	84	2%

Operating income	$1,758	27%	$1,736	27%	$22	1%

Capital expenditures	$857		$1,018		$(161)	(16)%

NM:  Not Meaningful

Local	Year Ended December 31, 2004	% of Operating Revenues	Year Ended December 31, 2003	% of Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$4,498	70%	$4,654	72%	$(156)	(3)%
Data	833	13%	730	11%	103	14%
Other	1,090	17%	1,102	17%	(12)	(1)%

Total net operating revenues	6,421	100%	6,486	100%	(65)	(1)%

Operating expenses
Costs of services and products	2,198	34%	2,227	34%	(29)	(1)%
Selling, general and administrative	1,358	21%	1,325	20%	33	2%
Restructuring and asset impairment	40	1%	25	1%	15	60%
Depreciation	1,089	17%	1,089	17%	—	0%

Total operating expenses	4,685	73%	4,666	72%	19	NM

Operating income	$1,736	27%	$1,820	28%	$(84)	(5)%

Capital expenditures	$1,018		$1,201		$(183)	(15)%

NM:  Not Meaningful

Net Operating Revenues

Net operating revenues increased 2% in 2005 compared to a decrease of 1% in 2004. The 2005 increase was driven by growth in North Supply product sales and data revenue partially offset by lower voice revenue. In 2004, the increase in data revenue and North Supply product sales was more than offset by declines in voice revenue and other telecom equipment sales. We ended 2005 with 7.4 million switched access lines, a decrease of 4% from the prior year. Access lines decreased 3% in 2004. The decreases in 2005 and 2004 were driven principally by losses to wireless and cable providers, along with broadband substitution.

Voice Revenues

Voice revenues, consisting of revenue from local exchange services, long distance revenue and switched access revenue, decreased 4% in 2005 and 3% in 2004 due to the decreases in access lines and access minutes of use. The declines in both years were also impacted by the ending of FCC-allowable cost recoveries associated with local number portability and recoveries for the cost of pooling telephone numbers in 2004.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 18% in 2005 and 14% in 2004 mainly as a result of strong growth in DSL lines and special access sales primarily to wireless companies. We ended 2005 with 693,000 DSL lines in service, an increase of 41% compared to 2004.

Other Revenues

Other revenues increased 11% in 2005 after decreasing 1% in 2004. The 2005 increase was principally driven by higher product sales due to a significant contract entered into by North Supply. The 2004 decrease was driven by a decline in telecom equipment sales resulting from both a planned shift in focus to selling higher margin products and a reduction in customer demand for equipment somewhat offset by an increase in North Supply product sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 10% in 2005 and decreased 1% in 2004. The 2005 increase was primarily driven by the increase in North Supply product sales, higher costs associated with our increase in DSL, somewhat offset by a decline in hurricane-related expenses. In 2004, general expense controls and lower costs associated with telecom equipment sales were partially offset by an increase in North Supply product costs, higher pension costs and approximately $30 million of hurricane-related expenses. Costs of services and products were 37% of net operating revenues in 2005 and 34% in both 2004 and 2003.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 12% in 2005 and increased 2% in 2004. The 2005 decrease was primarily driven by reduced business selling and information technology costs. The 2004 increase was primarily driven by higher pension costs and stock-based compensation, somewhat offset by general cost controls.

Selling, general and administrative expense includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1% in 2005, 2004, and 2003. The reserve for bad debt expense as a percentage of outstanding accounts receivable was 8% in 2005 and 9% in both 2004 and 2003.

Selling, general and administrative expense was 18% of net operating revenues in 2005, and 21% in 2004 and 20% in 2003.

Restructuring and Asset Impairment

In 2005, we recorded restructuring and asset impairment charges of $82 million, of which $77 million related to the write-off of certain internal-use software systems that are no longer being utilized.

In 2004, we recorded a $40 million restructuring charge related to severance costs associated with our organizational realignment.

In 2003, we recorded restructuring charges of $25 million related to severance costs associated with our organizational realignment, offset by the finalization of all 2001 and 2002 restructuring liabilities.

Additional information regarding our restructuring and asset impairments can be found in note 8 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Depreciation Expense

Depreciation expense was flat in 2005 as well as in 2004. Depreciation expense was 17% of net operating revenues in 2005, 2004, and 2003.

Nonoperating Items

	Year Ended December 31,		Change from Previous Year
	2005	2004	Dollars	Percent
	(dollars in millions)
Interest expense	$(1,351)	$(1,282)	$(69)	(5)%
Interest income	238	61	177	NM
Equity in earnings (losses) of unconsolidated subsidiaries	110	(39)	149	NM
Loss on retirement of debt	—	(60)	60	100%
Other, net	83	20	63	NM
Income tax (provision) benefit	(1,105)	591	(1,696)	NM
Cumulative effect of change in accounting principles, net	(16)	—	(16)	(100)%
Income (loss) available to common shareholders	$1,778	$(1,028)	$2,806	NM

NM:  Not Meaningful

	Year Ended December 31,		Change from Previous Year
	2004	2003	Dollars	Percent
	(dollars in millions)
Interest expense	$(1,282)	$(1,437)	$155	11%
Interest income	61	51	10	20%
Equity in losses of unconsolidated subsidiaries	(39)	(77)	38	49%
Loss on retirement of debt	(60)	(21)	(39)	NM
Other, net	20	(27)	47	NM
Income tax benefit	591	212	379	NM
Discontinued operations, net	—	1,324	(1,324)	(100)%
Cumulative effect of change in accounting principles, net	—	258	(258)	(100)%
(Loss) income available to common shareholders	$(1,028)	$1,283	$(2,311)	NM

NM:  Not Meaningful

Interest Expense

The effective interest rates in the following table reflect interest expense on long-term debt only. Interest costs on short-term borrowings, deferred compensation plans and amortization of debt costs have been excluded so as not to distort the effective interest rates on long-term debt. See “—Liquidity and Capital Resources” for more information on our financing activities.

	Year Ended December 31,
	2005	2004	2003
Effective interest rate on long-term debt	6.8%	6.9%	7.0%

The effective interest rate includes the effect of interest rate swap agreements. Additional information regarding our interest rate swaps can be found in note 12 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K. Although interest expense increased $69 million in 2005 compared to 2004 due to the additional indebtedness assumed in connection with the Nextel merger and the PCS Affiliate acquisitions, the effective interest rate on long-term debt decreased in 2005 from 6.9% to 6.8%. This decrease is primarily due to lower effective interest rates on the assumed Nextel long-term debt. As of December 31, 2005, the average floating rate of interest on the swapped debt was 7.0%, while the weighted average coupon on the underlying debt was 7.2%. Our effective interest rate on long-term debt decreased in 2004 as compared to 2003, primarily due to fair value interest rate swaps on $1 billion of long-term debt that were entered into during 2003.

Interest Income

Interest income for 2005, 2004 and 2003 includes dividends received from our investments in equity securities and interest earned on marketable debt securities. The $177 million increase in interest income from 2004 to 2005 is primarily due to the increase in the average cash and cash equivalents balances due to the Sprint-Nextel merger. Interest income also benefited from a 200 - basis point increase in Federal funds rates during 2005.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

Under the equity method of accounting, we record our proportional share of the losses of the company in which we have invested, up to the amount of our investment. We recorded $110 million of net equity in earnings of unconsolidated subsidiaries in 2005, primarily the result of recording $137 million of equity in earnings associated with our ownership interest in Nextel Partners, the majority of which related to a release by Nextel Partners of a significant portion of its deferred tax valuation allowance in the third quarter 2005.

We recorded $39 million and $77 million of equity in losses of unconsolidated subsidiaries during 2004 and 2003, respectively, primarily driven by our investments in Virgin Mobile. Our equity in losses of unconsolidated subsidiaries decreased from 2003 to 2004 because, during 2004, our recorded losses from Virgin Mobile reached the amount of our investment and we suspended the recognition of our equity in Virgin Mobile’s losses at that time. Additional information regarding our equity method investments can be found in note 5 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Loss on Retirement of Debt

We recorded charges of $60 million and $21 million in 2004 and 2003, respectively, to expense the carrying value of debt premiums due to the early retirement of debt. We did not incur any charges due to the early retirement of debt during 2005. Additional information regarding our long-term debt can be found in note 9 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Other, net

We recognized $71 million of gains on the sale of investments during 2005. During the year, we realized a gain of $15 million from our sale of 5 million shares of our investment in NII Holdings Inc. We also used 10.5 million shares of our investment in Earthlink, Inc. to settle certain variable prepaid forward contracts for a gain of $9 million. Additionally, during 2005, Rogers Communications, Inc. acquired Call-Net Enterprises, Inc., in which we held an equity method investment. This acquisition resulted in a gain of $18 million. In December 2005, we sold our remaining investment in Barak I.T.C. (1995) – The International Telecommunications Services Corp. Ltd. for a nominal amount, and reversed previously-recognized losses of $28 million.

We recognized $15 million of gains on the sale of investments during 2004. These gains were primarily attributable to transactions involving our investment in Earthlink. We used 5.6 million shares to settle certain variable prepaid forward contracts and sold an additional 1 million shares of this investment for gains totaling $11 million.

During 2003, we sold 10.8 million shares of our investment in Earthlink for a loss of $3 million.

Our derivative transactions are used principally for hedging purposes. However, we entered into several derivative instruments during 2005 that did not qualify for hedge accounting treatment. As a result, all changes in the fair values of these instruments were reflected in our results of operations in the period in which the change occurred. During 2005, we recognized approximately $27 million of losses due to the change in fair values of these instruments. Additional information regarding our derivative instruments and hedging activities can be found in note 12 of Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Other increases in nonoperating income during 2005 included favorable foreign exchange rates used in foreign currency transactions and favorable terms in certain customer contracts. During 2004, we realized losses due to unfavorable foreign exchange transactions and charges of $15 million in advisory fees related to the recombination of our tracking stocks. During 2003, we recorded a $50 million charge, net of insurance settlements, to settle shareholder litigation. We also incurred losses related to foreign exchange transactions.

Income Tax (Provision) Benefit

Our consolidated effective tax rates were 38.0% in 2005, 36.9% in 2004, and 42.1% in 2003. Information regarding the differences that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 13 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Discontinued Operations, net

In 2003, we completed the sale of our directory publishing business to R.H. Donnelley for $2.2 billion in cash. The pretax gain was $2.1 billion.

Financial Condition

Our consolidated assets of $102.6 billion as of December 31, 2005 reflect an increase of $61.3 billion from 2004. This increase was primarily due to business combination activity, $56.4 billion of which reflects the fair value of Nextel’s assets, net of cash paid, and $555 million of which reflects the fair value of US Unwired’s assets, net of cash paid, both of which were acquired in the third quarter 2005, $93 million of which reflects the fair value of Gulf Coast Wireless’ assets, net of cash paid, and $239 million of which reflects the fair value of IWO Holding’s assets, net of cash paid, both of which were acquired in fourth quarter 2005. Additional information regarding the impact of business combinations on consolidated assets can be found in note 2 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K. The remainder of the increase in consolidated assets is primarily driven by cash and equivalents. Excluding net cash paid of $188 million in the Sprint-Nextel merger and the acquisitions of US Unwired, Gulf Coast Wireless and IWO Holdings, cash and equivalents increased $4.9 billion. See “Liquidity and Capital Resources” for additional information on the increase in cash.

In August 2005, all three major credit rating agencies upgraded our debt ratings. Standard and Poor’s Corporate Ratings upgraded our long-term senior unsecured debt to A- from BBB- and changed our credit rating outlook to stable from positive. Moody’s Investor Service upgraded our long-term senior unsecured debt rating to Baa2 from Baa3 and changed the credit rating outlook to stable from positive. Fitch Ratings upgraded our senior unsecured debt rating to BBB+ from BBB and changed our credit rating outlook to stable from positive.

Liquidity and Capital Resources

	Year Ended December 31,		Change From Previous Year
	2005	2004
	(dollars in billions)
Cash and equivalents	$8.9	$4.2	$4.7
Marketable securities	1.8	0.4	1.4

	10.7	4.6	6.1
Undrawn bank credit facility	4.5	1.0	3.5
Undrawn and available accounts receivable asset securitization facilities	—	0.7	(0.7)

Total liquidity	$15.2	$6.3	$8.9

During December 2005, we entered into a new unsecured bank credit facility, consisting of a five year $6.0 billion revolving credit facility and a 364-day $3.2 billion term loan, for a total financing capacity of $9.2 billion.

This facility replaced the existing Nextel credit agreement, which included a $4.0 billion revolving credit facility, $1.0 billion of which was drawn, and a $2.2 billion term loan, all of which was outstanding. The new $3.2 billion term loan was used to refinance the outstanding revolving credit and term loans under the existing Nextel credit agreement. The $2.5 billion letter of credit required by the FCC Report and Order that was outstanding under the Nextel credit agreement remains outstanding under the new $6.0 billion revolving credit facility and reduces the available revolving loan commitments by an equivalent amount, leaving $3.5 billion of borrowing capacity available under the new credit facility at December 31, 2005. The full revolving loan commitment under our existing $1.0 billion bank credit facility was also available as of December 31, 2005.

The credit agreements described above provide for interest rates equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on the applicable borrower’s or guarantor’s credit ratings. None of these facilities includes rating triggers that would allow the lenders involved to terminate the facilities in the event of a credit rating downgrade.

We had letters of credit of $125 million as of December 31, 2005, in addition to the $2.5 billion letter of credit related to the Report and Order.

As of December 31, 2005, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs is ultimately impacted by the overall capacity and terms of the bank and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital structure cost.

As of December 31, 2005, we had working capital of $5.0 billion compared to $3.1 billion as of December 31, 2004. In addition to cash, cash equivalents and current marketable securities, a significant portion of our working capital consists of accounts receivable, handset inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and the current portion of long-term debt and capital lease obligations. The increase in working capital is primarily due to the approximately $2.6 billion of working capital acquired as a result of the Nextel merger.

Cash Flows

	Year Ended December 31,		Change from Previous Year
	2005	2004	Dollars	Percent
	(dollars in millions)
Cash provided by operating activities	$10,678	$6,625	$4,053	61%
Cash used in investing activities	(4,724)	(4,056)	(668)	16%
Cash used in financing activities	(1,228)	(680)	(548)	81%

Operating Activities

Net cash provided by operating activities of $10.7 billion increased $4.1 billion in 2005 from 2004. Cash received from customers increased by approximately $7.4 billion, which was partially offset by a $4.6 billion increase in cash paid to suppliers and employees. These increases were primarily the result of the operations of Nextel being included with our operations beginning on August 12, 2005, as well as continued growth in the Wireless customer base, partially offset by merger-related costs. Additionally, cash flows provided by operating activities for 2005 include the receipt of $1.2 billion in prepaid tower rentals from Global Signal in exchange for granting Global Signal the exclusive rights to lease or operate more than 6,600 communications towers owned by us.

Investing Activities

Net cash used in investing activities totaled $4.7 billion in 2005 compared to $4.1 billion in 2004. Capital expenditures, which accounted for $5.1 billion of our investing activities in 2005, increased from $4.0 billion in

2004 due primarily to higher spending related to our Wireless segment, partially offset by spending reductions related to our Local segment. We invested in our Wireless segment primarily to maintain and enhance network reliability and upgrade capabilities for providing new products and services, including the deployment of EV-DO technology, as well as to maintain the iDEN network reliability as we fulfill our obligations under the Report and Order. We invested in our Local segment primarily to accommodate voice grade equivalent growth, convert the network from circuit to packet switching and continue the build-out of high-speed DSL services, and to meet regulatory requirements. We invested in our Long Distance segment to maintain network reliability, upgrade capabilities for providing new products and services and meet capacity demands.

Investing activities also reflect $1.2 billion of net cash acquired in the merger with Nextel, offset by $968 million of net cash paid to acquire US Unwired, $211 million of net cash paid to acquire Gulf Coast Wireless and $192 million of net cash paid to acquire IWO Holdings. Additionally, investing activities include proceeds from the sale of assets, including the receipt of $376 million from the sale of shares of NII Holdings common stock in the third quarter 2005, and the receipt of $200 million from the sale of the Long Distance conferencing business in the second quarter 2005. The $200 million received from Virgin Mobile in the third quarter 2005 is reflected in the distribution from affiliates activity.

Financing Activities

Net cash used in financing activities totaled $1.2 billion in 2005 compared to $680 million in 2004. Debt-related financing activities consisted of the retirement of almost $1.2 billion of senior notes and capital lease obligations and the retirement of a $2.2 billion term loan and a $1.0 billion revolving credit loan with a new $3.2 billion term loan. Financing activities for 2005 also include $432 million in proceeds from common stock issuances, primarily resulting from exercises of employee stock options. Proceeds from common stock issuances of $1.9 billion in 2004 were mainly from the settlement of equity unit forward contracts.

We paid cash dividends of $525 million in 2005 compared with $670 million in 2004. The decrease in cash dividends paid is due to a decrease in the dividend rate in the third quarter 2005 to 2.5 cents per share from 12.5 cents per share in prior quarters. This was partially offset by an increase in the number of shares of common stock outstanding in 2005, primarily as a result of the Nextel merger, compared to 2004.

Capital Requirements, Contractual Obligations and Funding Sources

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our networks;

•	capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks;

•	interest and scheduled principal payments related to our debt and any purchases or redemptions of our debt or other securities;

•	dividend payments as declared by our board of directors, which we plan to continue following the spin-off of Embarq;

•	amounts required to fund pending acquisition transactions, including the purchase of all outstanding shares of common stock of Nextel Partners that we do not own for about $6.5 billion;

•	amounts required to be expended in connection with the FCC’s Report and Order, and other potential investments in new business opportunities and spectrum purchases;

•	potential costs of compliance with regulatory mandates, including E911; and

•	other general corporate expenditures.

Future Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2005. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

Future Contractual Obligations	Total	2006	2007	2008	2009	2010	2011 and Thereafter
	(in millions)
Long-term debt(1) (2)	$42,393	$6,595	$3,053	$2,719	$1,867	$1,969	$26,190
Redeemable preferred stock(3)	266	7	7	252	—	—	—
Capital leases	207	112	12	18	6	6	53
Operating leases	16,379	1,475	1,423	1,325	1,237	1,105	9,814
Acquisitions(4)(5)	10,178	10,178	—	—	—	—	—
Purchase obligations and other	8,090	2,428	1,886	1,413	1,181	604	578

Total	$77,513	$20,795	$6,381	$5,727	$4,291	$3,684	$36,635

(1)	Includes principal maturities and estimated interest payments for the bank credit facility based on management’s expectation as to future interest rates, assume the current payment schedule and exclude any additional drawdown under the revolving loan commitment.
(2)	Includes the effect of our fourth quarter 2005 decision to defease and redeem the entire outstanding aggregate principal amount of our 9.5% senior notes.
(3)	Amounts do not reflect the impact of our February 28, 2006 notice to redeem our Seventh series preferred stock, which we expect to take place on March 31, 2006.
(4)	Includes amounts that we are required to pay to purchase the remaining equity interest in Nextel Partners that we do not currently own, including amounts payable upon conversion of debt securities and upon settlement of options; as of December 31, 2005, we held approximately 30% of the common stock equity interest in Nextel Partners. Amounts do not include any debt to be assumed as part of this transaction.
(5)	Includes obligations related to our 2006 acquisitions of Alamosa, Enterprise Communications and Velocita that we announced in the fourth quarter 2005. Amounts associated with our Alamosa acquisition do not include any debt assumed as part of the transaction.

The table above does not include the costs to be paid in connection with the Report and Order over the next approximately two and one half years. The total minimum cash obligation is approximately $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the Transition Administrator under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire reconfiguration process. Because the final reconciliation and audit of the entire reconfiguration obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the Transition Administrator and the FCC have not yet reached an agreement on our methodology for calculating certain amounts of property, plant and equipment to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these network costs. As of December 31, 2005, we had incurred, on a cash basis, approximately $338 million of costs under the Report and Order.

The above table excludes amounts that may be paid or will be paid in connection with spectrum acquisitions. We have committed, subject to certain conditions, which may not be met, to pay up to about $393 million for pending spectrum acquisitions.

In addition, we had about $5 billion of open purchase orders for goods or services as of December 31, 2005 that are enforceable and legally binding and that specify all significant terms, but were not recorded as liabilities as of December 31, 2005 or included in the table above. We expect substantially all of these commitments to become due in the next twelve months. Included in the “Purchase obligations and other” caption are minimum amounts due under some of our service contracts, including agreements for telecommunications and customer billing services, advertising services and contracts related to information technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include items such as hours contracted, subscribers, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

Expected pension contributions are disclosed in note 18 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K and have not been included in unconditional purchase obligations.

Funding Sources

As of December 31, 2005, our cash, cash equivalents and marketable securities totaled $10.7 billion.

We have two credit agreements, each with a syndicate of banks. The first, a $9.2 billion unsecured credit agreement entered into in December 2005, is comprised of a 5-year $6.0 billion revolving credit facility and a 364-day $3.2 billion term loan. The full $3.2 billion term loan was borrowed at closing and used to refinance an existing Nextel credit facility. As of December 31, 2005, about $2.5 billion of letters of credit are outstanding under the new $6.0 billion revolving credit facility. As a result, approximately $3.5 billion is available under the new facility. The second credit agreement is a $1.0 billion unsecured facility, structured as a 364-day revolving credit facility expiring in June 2006, with a subsequent one-year, $1.0 billion term-out option, none of which has been drawn.

The credit agreements described above provide for interest rates equal to the LIBOR or the prime rate plus a spread that varies depending on the applicable borrower’s or guarantor’s credit ratings. None of these facilities includes rating triggers that would allow the lenders involved to terminate the facilities in the event of a credit rating downgrade.

We had letters of credit of $125 million as of December 31, 2005, in addition to the $2.5 billion letter of credit related to the Report and Order.

As of December 31, 2005, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs is ultimately impacted by the overall capacity and terms of the bank and securities markets. Given the volatility in these markets, we continue to monitor them closely and take steps to maintain financial flexibility and a reasonable capital structure cost.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities. We do have bankruptcy-remote entities that are included in our accompanying consolidated financial statements.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents, and marketable debt securities on hand;

•	cash expected to be received by us in connection with the spin-off of Embarq; and/or

•	cash available under our existing credit facilities.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures;

•	obligations related to pending acquisition transactions, including the outstanding shares of common stock of Nextel Partners that we do not own for about $6.5 billion;

•	anticipated payments under the FCC’s Report and Order;

•	declared and anticipated dividend payments and scheduled debt service requirements;

•	costs associated with the Sprint-Nextel merger and spin-off of Embarq; and

•	other future contractual obligations.

If there are material changes in our business plans, or currently prevailing or anticipated economic conditions in any of our markets or competitive practices in the mobile wireless telecommunications industry, or if other presently unexpected circumstances arise that have a material effect on our cash flow or profitability, anticipated cash needs could change significantly.

The conclusion that we expect to meet our funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum other than those currently being pursued by us;

•	potential material purchases or redemptions of our outstanding debt and equity securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to E911 service.

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand, borrowings available under existing credit facilities and funding anticipated to be received in connection with the spin-off of the local telecommunications business. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets;

•	the market prices of our securities; and

•	tax law restrictions related to the spin-off of Embarq that may limit our ability to raise capital from the sale of our equity securities.

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

The entirety of the above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.”

Financial Strategies

General Risk Management Policies

We use derivative instruments only for hedging and risk management purposes. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and thorough legal review of contracts. We also control exposure to market risk by regularly monitoring changes in hedge positions under normal and stress conditions to ensure they do not exceed established limits.

Our board of directors has authorized us to enter into derivative transactions, and all transactions comply with our risk management policies. We do not purchase or hold any derivative financial instrument for speculative purposes.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors.

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt.

Cash Flow Hedges

We enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed-rate. As of December 31, 2005, we had no outstanding interest rate cash flow hedges.

Fair Value Hedges

We enter into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert our fixed-rate debt to a floating-rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2005, we had outstanding interest rate swap agreements that were designated as fair value hedges.

Approximately 80% of our debt as of December 31, 2005 was fixed-rate debt excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2005, we held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes. On December 31, 2005, the rate we would pay averaged 7.0% and the rate we would receive was 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $36 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules as all of the critical terms of the swaps perfectly matched the corresponding terms of the hedged debt; therefore, there is no impact to earnings and cash flows for any fair value fluctuations.

We perform interest rate sensitivity analyses on our variable rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $45 million on our statements of operations and cash flows as of December 31, 2005. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $987 million increase in fair market value of our debt to $29 billion. This analysis includes the hedged debt.

We have entered into a series of interest rate collars associated with the anticipated issuance of debt by Embarq at the time of its expected spin-off in 2006. These collars have been designated as cash flow hedges in Embarq’s financial statements against the variability in interest payments that would result from a change in interest rates before the debt is issued at the time of spin-off. However, because the forecasted interest payments of debt will occur after the subsidiary is spun-off, the derivative instruments do not qualify for hedge accounting treatment in our consolidated financial statements, and so any changes in the fair value of these instruments are recognized in earnings during the period of change. Based on market prices on December 31, 2005, a one percentage point change in interest rates would result in a decrease in the fair value of these instruments by approximately $179 million.

Foreign Currency Risk

We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $20 million and net foreign currency receivables from international operations was $24 million as of December 31, 2005. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

Equity Risk

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and industries in which the companies operate. These securities, which are classified in investments and marketable securities on the accompanying consolidated balance sheets, include equity method investments, investments in private securities, available-for-sale securities and equity derivative instruments.

We entered into a series of option contracts associated with our investment in NII Holdings in order to hedge the price risk associated with this security. The first of these contracts did not qualify for hedge accounting and the changes in fair value of the derivative instrument are recognized in earnings during the period of change. Based on these contracts and market prices on December 31, 2005, a 10% increase or decrease in NII Holdings’ market price would result in a decrease or increase of approximately $7 million. Changes in the market price will also affect the fair value of our holdings in NII Holdings; however, we will not recognize such gains or losses unless the investment is sold. See note 12 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K for further detail of these derivative instruments.

In certain business transactions, we are granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2002 and 2003, we entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives have been designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities. These prepaid contracts were settled between the fourth quarter 2004 and fourth quarter 2005.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this annual report on Form 10-K and are incorporated herein by reference. The financial statement schedule required under Regulation S-X is filed pursuant to Item 15 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-K, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K as of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2005 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes were made in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting. This report appears on page F-4.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Election of Directors — Nominees for Director” and “— Board Committees and Director Meetings — The Audit Committee” in the proxy statement relating to our 2006 annual meeting of shareholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this report under “Executive Officers of the Registrant”. The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement relating to our 2006 annual meeting of shareholders, which will be filed with the SEC.

We have adopted the Sprint Nextel Code of Conduct, which applies to all of our directors, officers and employees. The Code of Conduct is publicly available on our website at http://www.sprint.com in the “Company Info — Corporate Governance” section of the “About Us” tab. If we make any amendment to our Code of Conduct, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.  Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors—Compensation of Directors” and “Executive Compensation” in our proxy statement relating to our 2006 annual meeting of shareholders, which will be filed with the SEC. No information is required by this item regarding compensation committee interlocks.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, other than the equity compensation plan information below, is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2006 annual meeting of shareholders, which will be filed with the SEC.

Equity Compensation Plan Information

We have several equity compensation plans under which we may issue awards of shares of our common stock, Series 1, or grant securities exercisable for or convertible into shares of our common stock, Series 1, to employees and directors. These plans consist of the 1997 Long-Term Stock Incentive Program, or the 1997 Program, the Employees Stock Purchase Plan, or ESPP, and the Nextel Incentive Equity Plan, or Nextel Equity Plan. The 1997 Program and the ESPP were approved by our shareholders, and the Nextel Equity Plan had been approved by Nextel’s shareholders. Before April 18, 2005, options could also be granted pursuant to the terms of the Management Incentive Stock Option Plan, or MISOP, which was also approved by our shareholders. Options remain outstanding under the MISOP.

The following table provides information about the shares of common stock, Series 1, that may be issued upon exercise of awards as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)
Equity compensation plans approved by shareholders Common stock, Series 1	125,652,494	(2)	$27.30	(3)	86,605,084	(4)(5)(6)(7)
Equity compensation plans not approved by shareholders Common stock, Series 1	84,435,111	(8)	$21.20	(9)	48,487,836	(10)

Total	210,087,605				135,092,920

(1)	In connection with the spin-off of our local telecommunications business, it is anticipated that options to purchase shares of common stock, Series 1, held by an employee who becomes an employee of Embarq will be replaced with new options to purchase shares of the common stock of Embarq, and that options to purchase shares of common stock, Series 1, held by other current or former employees will be adjusted (both the number of shares subject to the options and the exercise price) to maintain the aggregate intrinsic value of the options (i.e., the difference, at the time of the spin-off, between the value of the stock underlying the options and the aggregate exercise price of the options).

(2)	Includes 75,856,542 options and 9,084,933 restricted stock units outstanding under the 1997 Program and 39,984,772 options outstanding under the MISOP. Also includes 3,885 shares of common stock, Series 1, issuable under the 1997 Program as a result of the purchase of those shares by directors with fourth quarter 2005 fees and purchase rights to acquire 722,362 shares of common stock, Series 1, accrued at December 31, 2005 under the ESPP. Under the ESPP, each eligible employee may purchase common stock, Series 1, at quarterly intervals at a purchase price per share equal to 90% of the market value on the last business day of the offering period.

(3)	The weighted average exercise price does not take into account the shares of common stock, Series 1, issuable upon vesting of restricted stock units issued under the 1997 Program. These restricted stock units have no exercise price. The weighted average price also does not take into account the 3,885 shares of common stock, Series 1, issuable as a result of the purchase of those shares by directors with fourth quarter 2005 fees; the purchase price of these shares was $23.455 for each share. The weighted average purchase price also does not take into account the 722,362 shares of common stock, Series 1, issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $21.11 for each share.

(4)	Of these shares, 61,049,969 shares of common stock, Series 1, were available under the 1997 Program. Although it is not our intention to do so, all of the shares, plus any shares that become available due to forfeiture of outstanding awards, could be issued in a form other than options, warrants, or rights.

(5)	Includes 25,555,115 shares of common stock, Series 1, available for issuance under the ESPP after issuance of the 722,362 shares purchased in the fourth quarter 2005 offering. See note 2 above.

(6)	Under the 1997 Long-Term Stock Incentive Program, the number of shares increases on January 1 of each year by 1.5% of the common stock, Series 1 and 2, outstanding on that date. No awards may be granted after April 15, 2007.

(7)

No new options may be granted under the MISOP and therefore this figure does not include any shares of our common stock, Series 1, that may be issued under the MISOP. Most options outstanding under the MISOP, however, grant the holder the right to receive additional options to purchase our common stock,

Series 1, if the holder, when exercising a MISOP option, makes payment of the purchase price using shares of previously owned stock. The additional option gives the holder the right to purchase the number of shares of our common stock, Series 1, utilized in payment of the purchase price and tax withholding. The exercise price for this option is equal to the market price of the stock on the date the option is granted, and this option becomes exercisable one year from the date the original option is exercised. This option does not include a right to receive additional options.

(8)	Consists of 83,403,778 options and 1,031,333 deferred shares outstanding under the Nextel Equity Plan.

(9)	The weighted average exercise price does not take into account the shares of common stock, Series 1, issuable upon vesting of deferred shares issued under the Nextel Equity Plan. These restricted stock units have no exercise price.

(10)	Under NYSE rules, awards of these shares may not be granted to employees who were employed by Sprint before the Sprint-Nextel merger. Although it is not our intention to do so, all of the shares, plus any shares that become available due to forfeiture of outstanding awards, could be issued in a form other than options, warrants, or rights. No awards may be granted pursuant to the Nextel Equity Plan after July 13, 2015.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2006 annual meeting of shareholders, which will be filed with the SEC.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm for 2006” in the proxy statement relating to our 2006 annual meeting of shareholders, which will be filed with the SEC.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	The consolidated financial statements of Sprint Nextel filed as part of this report are listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits.

	2.	The consolidated financial statement schedule of Sprint Nextel filed as part of this report is listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

	3.	The following exhibits are filed as part of this report:

		(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1.1          Agreement and Plan of Merger, dated as of December 15, 2004, by and among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed as Exhibit 2 to Sprint Nextel’s Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

2.1.2          First Amendment to Agreement and Plan of Merger, dated as of May 20, 2005, by and among Sprint Corporation, Nextel Communications, Inc. and S-N Merger Corp. (filed as Exhibit 2.2 to Sprint Nextel’s Current Report on Form 8-K filed May 20, 2005 and incorporated herein by reference).

		(3) Articles of Incorporation and Bylaws:

		3.1 Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

		3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

		(4) Instruments defining the Rights of Sprint Nextel Security Holders:

		4.1 The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.

4.2             Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3.2.

4.3.1          Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Nextel’s Registration Statement on Form 8-A relating to Sprint Nextel’s Rights, filed April 12, 2004, and incorporated herein by reference).

4.3.2          Amendment dated June 17, 2005 to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, effective August 12, 2005 (filed as Exhibit 4(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

4.4             Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Nextel’s Current Report on Form 8-K filed February 3, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Nextel’s Current Report on Form 8-K/A filed October 29, 2001 and incorporated herein by reference).

(10) Material Agreements:

10.1           Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc., and Comcast Corporation (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Nextel’s Registration Statement No. 333-64241 on Form S-3 and incorporated herein by reference).

10.2.1       Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to Nextel’s Registration Statement No. 33-43415 on Form S-1 and incorporated herein by reference).*

10.2.2       iDEN Infrastructure {*} Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed as Exhibit 10.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).*

10.2.3       Term Sheet for Subscriber Units and Services Agreement dated December 31, 2003 between Nextel and Motorola (filed as Exhibit 10.1.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*

10.2.4       Second Extension Amendment to the iDEN Infrastructure 5-Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.1.20 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2.5       Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.1.21 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.3           Credit Agreement, dated as of December 19, 2005, among Sprint Nextel Corporation, Sprint Capital Corporation and, Nextel Communications, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed December 21, 2005 and incorporated herein by reference).

(10) Executive Compensation Plans and Arrangements:

10.4 Sprint Nextel 2006 Short-Term Incentive Plan.

10.5 Sprint Nextel 2006-2007 Integration Overachievement Plan (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).

10.6           Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended (filed as exhibit 10(aa) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.7           Form of 2003 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(g) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.8           Form of 2003 Award Agreement (awarding restricted stock units and stock options) with Executive Officers (filed as Exhibit 10(h) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.9           Form of Election relating to 2003 Executive restricted stock unit awards (filed as Exhibit 10(f) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.10        Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer (filed as Exhibit 10(a) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.11        Form of 2004 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers (filed as Exhibit 10(b) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.12        Form of 2004 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.13        Form of 2005 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed February 14, 2005 and incorporated herein by reference).

10.14        Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer (filed as exhibit 10(dd) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.15        Form of 2005 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers (filed as exhibit 10(ff) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.16        Form of Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer (filed as exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed March 15, 2005 and incorporated herein by reference).

10.17        Form of 2006 Award Agreement (awarding stock options) with Mr. Donahue (filed as exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 10, 2006 and incorporated herein by reference).

10.18        Form of 2006 Award Agreement (awarding stock options) with Messrs. Forsee and Lauer (filed as exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed February 10, 2006 and incorporated herein by reference).

10.19        Nextel Amended and Restated Incentive Equity Plan (filed as Annex J to the joint proxy statement/prospectus included as part of Sprint Nextel’s Registration Statement No. 333-123333 on Form S-4, as filed on June 10, 2005, and incorporated herein by reference).

10.20        Form of Deferred Share Agreement—Recognition Award under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed March 2, 2005 and incorporated herein by reference).

10.21        Form of Nonqualified Stock Option Agreement (Employee Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.3 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.22        Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.4 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.23        Management Incentive Stock Option Plan, as amended (filed as Exhibit 10(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.24        Summary of Interim Incentive Opportunity Program (filed as exhibit 10(cc) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.25.1     Employment Agreement dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10.25.2     Amendment No. 1, dated as of December 15, 2004, to the Employment Agreement dated as of March 19, 2003 by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10 to Sprint Nextel’s Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

10.25.3     Amendment No.2, dated as of March 15, 2005, to the Employment Agreement dated as of March, 2003, as amended by Amendment No. 1, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.26.1     Employment Agreement, effective as of July 1, 2003, by and between Nextel Communications, Inc. and Timothy M. Donahue (filed as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.26.2     Letter dated December 15, 2004, from Timothy M. Donahue to Nextel Communications, Inc. (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

10.26.3     Amendment No. 1, dated as of March 15, 2005, to the Employment Agreement dated as of July 1, 2003, by and among Nextel Communications, Inc. and Timothy M. Donahue (filed as Exhibit 10.1 to Nextel’s Current Report of Form 8-K filed March 15, 2005 and incorporated herein by reference).

10.27        Executive Agreement dated as of July 30, 2001 by and among Sprint Nextel, Sprint/United Management Company, and Len Lauer (filed as Exhibit 10(bb) to Sprint Nextel Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

10.28        Employment Agreement dated April 1, 2004, between Paul N. Saleh and Nextel Communications, Inc. (filed as Exhibit 10.2.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.29        Employment Agreement between Sprint Corporation and Timothy E. Kelly (filed as Exhibit 10(h) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.30        Employment Agreements with certain Executive Officers (James G. Kissinger and Kathryn A. Walker) (filed as Exhibit 10(x) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.31        Employment Agreement dated April 1, 2004, between Barry J. West and Nextel Communications, Inc. (filed as Exhibit 10.2.3 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.32 Employment Agreement dated as of March 15, 2005, by and among Nextel Communications, Inc. and Richard LeFave.

10.33        Employment Agreement dated April 1, 2004, between Leonard J. Kennedy and Nextel Communications, Inc. (filed as Exhibit 10.2.4 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.34        Employment Agreement dated as of March 15, 2005, by and among Nextel Communications, Inc. and William G. Arendt (filed as Exhibit 10.2 to Nextel’s Current Report on Form 8-K filed March 15, 2005 and incorporated herein by reference).

10.35        Employment Agreement dated as of June 2, 2005, by and among Sprint Corporation, Sprint/United Management Company and Daniel R. Hesse (filed as exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed June 10, 2005 and incorporated herein by reference).

10.36        Employment Agreement dated April 1, 2004, between Thomas N. Kelly, Jr. and Nextel Communications, Inc. (filed as Exhibit 10.2.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.37 Sprint Nextel Deferred Compensation Plan.

10.38        Sprint Executive Deferred Compensation Plan, as amended, including summary of certain Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K dated October 11, 2004 and incorporated herein by reference).

10.39        Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.40 Director’s Deferred Fee Plan, as amended (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 14, 2005 and incorporated herein by reference).

10.41 Nextel Amended and Restated Cash Compensation Deferral Plan (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed December 13, 2004 and incorporated herein by reference).

10.42 Summary of Sprint Retention Program (filed as exhibit 10(v) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.43.1     Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999 (filed as Exhibit 10.12 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.43.2     First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.43.3     Second Amendment, dated August 12, 2005, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed as Exhibit 99.6 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

10.44 Nextel 2004/2005 Long-Term Incentive Plan (filed as Exhibit 10.6.9 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.45        Sprint Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(l) to Sprint Nextel’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference). Summary of Amendments to the Sprint Supplemental Executive Retirement Plan (filed as exhibit 10(ee) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.46 Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.47 Summary of Executive Officer Benefits and Board of Directors Benefits and Fees.

10.48 Key Management Benefit Plan, as amended (filed as Exhibit 10(g) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10.49        Form of Indemnification Agreements between Sprint Nextel and its Directors and Officers (filed as Exhibit 10(e) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

(12) Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(21) Subsidiaries of Registrant.

(23)(a) Consent of KPMG LLP, Independent Registered Public Accounting Firm.

(23)(b) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31)(a) Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(31)(b) Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32)(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

Sprint Nextel will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of Sprint Nextel.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By	/s/ Gary D. Forsee
Gary D. Forsee Chief Executive Officer

Date:  March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 2006.

/s/ Gary D. Forsee
Gary D. Forsee Chief Executive Officer

/s/ Paul N. Saleh
Paul N. Saleh Chief Financial Officer

/s/ William G. Arendt
William G. Arendt Senior Vice President & Controller Principal Accounting Officer

SIGNATURES

SPRINT NEXTEL CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 2006.

/s/ Timothy M. Donahue	/s/ V. Janet Hill
Timothy M. Donahue, Chairman	V. Janet Hill, Director

/s/ Keith J. Bane	/s/ Irvine O. Hockaday, Jr.
Keith J. Bane, Director	Irvine O. Hockaday, Jr., Director

/s/ William E. Kennard
Gordon M. Bethune, Director	William E. Kennard, Director

/s/ William E. Conway	/s/ Linda K. Lorimer
William E. Conway, Director	Linda K. Lorimer, Director

/s/ Frank M. Drendel
Frank M. Drendel, Director	Stephanie M. Shern, Director

/s/ Gary D. Forsee	/s/ William H. Swanson
Gary D. Forsee, Director	William H. Swanson, Director

/s/ James H. Hance, Jr.
James H. Hance, Jr., Director

SPRINT NEXTEL CORPORATION

Index to Financial Statements, Financial Statement Schedule and Exhibits

Exhibits

(12) – Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(21) – Subsidiaries of Registrant

(23) – (a) Consent of KPMG LLP, Independent Registered Public Accounting Firm

(23) – (b) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

(31) – (a) Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

(31) – (b) Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

(32) – (a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32) – (b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT REPORT

Our management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used.

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

The 2005 and 2004 consolidated financial statements included in this document have been audited by KPMG LLP, independent registered public accounting firm. The 2003 consolidated financial statements included in this document have been audited by Ernst & Young LLP, independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and KPMG’s and Ernst & Young’s reports and consents are included herein.

The Board of Directors’ responsibility for these consolidated financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint Nextel, meets periodically with the Company’s internal auditors and independent registered public accounting firm, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal auditors and independent registered public accounting firm have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ Gary D. Forsee
Gary D. Forsee
President and Chief Executive Officer

/s/ Paul N. Saleh
Paul N. Saleh
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation, formerly known as Sprint Corporation, and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity, for the years ended December 31, 2005 and 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II – Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in the fourth quarter of 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sprint Nextel Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Controls and Procedures, that Sprint Nextel Corporation, formerly known as Sprint Corporation, maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sprint Nextel Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity, for the years ended December 31, 2005 and 2004, and the related financial statement schedule for the years ended December 31, 2005 and 2004, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

McLean, Virginia	/s/ KPMG LLP
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity of Sprint Nextel Corporation (formerly Sprint Corporation) for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index to Financial Statements, Financial Statement Schedule and Exhibits. These financial statements and the schedule are the responsibility of the management of Sprint Nextel Corporation. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows of Sprint Nextel Corporation for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 3, 2004, except for

    Note 3, as to which the date is April 23, 2004, and

    Note 23, as to which the date is November 2, 2004

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in millions, except per share amounts)

Net operating revenues	$34,680	$27,428	$26,197

Operating expenses
Costs of services and products (exclusive of depreciation included below)	14,384	11,576	10,592
Selling, general and administrative	10,076	7,704	7,674
Restructuring and asset impairments	125	3,731	1,951
Depreciation	4,933	4,713	4,972
Amortization	1,336	7	1

	30,854	27,731	25,190

Operating income (loss)	3,826	(303)	1,007

Other income (expense)
Interest expense	(1,351)	(1,282)	(1,437)
Interest income	238	61	51
Equity in earnings (losses) of unconsolidated subsidiaries, net	110	(39)	(77)
Loss on retirement of debt	—	(60)	(21)
Other, net	83	20	(27)

	(920)	(1,300)	(1,511)

Income (loss) from continuing operations before income taxes	2,906	(1,603)	(504)
Income tax (expense) benefit	(1,105)	591	212

Income (loss) from continuing operations	1,801	(1,012)	(292)
Discontinued operations, net	—	—	1,324
Cumulative effect of change in accounting principle, net	(16)	—	258

Net income (loss)	1,785	(1,012)	1,290
Earnings allocated to participating securities	—	(9)	—
Preferred stock dividends	(7)	(7)	(7)

Income (loss) available to common shareholders	$1,778	$(1,028)	$1,283

Basic earnings (loss) per common share
Continuing operations	$0.88	$(0.71)	$(0.21)
Discontinued operations	—	—	0.94
Cumulative effect of change in accounting principle	(0.01)	—	0.18

Total	$0.87	$(0.71)	$0.91

Basic weighted average common shares outstanding	2,033	1,443	1,415

Diluted earnings (loss) per common share
Continuing operations	$0.87	$(0.71)	$(0.21)
Discontinued operations	—	—	0.94
Cumulative effect of change in accounting principle	—	—	0.18

Total	$0.87	$(0.71)	$0.91

Diluted weighted average common shares outstanding	2,054	1,443	1,415

See accompanying Notes to the Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in millions)
Net income (loss)	$1,785	$(1,012)	$1,290

Other comprehensive income (loss)
Unrealized holding gains on available-for-sale securities	101	33	78
Income tax expense	(37)	(12)	(30)

Net unrealized holding gains on available-for-sale securities	64	21	48

Reclassification adjustment for realized gains on available-for-sale securities included in net income (loss)	(26)	(28)	(7)
Income tax benefit	10	10	3

Net reclassification adjustment for realized gains on available-for-sale securities included in net income (loss)	(16)	(18)	(4)

Unrealized gains (losses) on qualifying cash flow hedges	2	(11)	(60)
Income tax (expense) benefit	(2)	4	23

Net unrealized losses on qualifying cash flow hedges	—	(7)	(37)

Reclassification adjustment for losses on cash flow hedges included in net income (loss)	15	15	—
Income tax expense	(5)	(5)	—

Net reclassification adjustment for losses on cash flow hedges included in net income (loss)	10	10	—

Net foreign currency translation adjustment	(9)	20	(2)

Additional minimum pension obligation	(98)	(38)	(37)
Income tax benefit	39	17	12

Net additional minimum pension obligation	(59)	(21)	(25)

Total other comprehensive (loss) income	(10)	5	(20)

Comprehensive income (loss)	$1,775	$(1,007)	$1,270

See accompanying Notes to the Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

	2005	2004
	(in millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	$8,902	$4,176
Marketable securities	1,763	445
Accounts receivable, net	4,827	3,107
Inventories	950	651
Deferred tax asset	1,811	1,049
Prepaid expenses and other current assets	839	547

Total current assets	19,092	9,975
Investments	2,369	277
Property, plant and equipment, net	31,133	22,628
Intangible assets
Goodwill	21,315	4,401
FCC licenses	18,023	3,376
Customer relationships, net	8,651	29
Other intangible assets, net	1,345	30
Other assets	652	605

	$102,580	$41,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,827	$2,671
Accrued expenses and other	5,176	2,943
Current portion of long-term debt and capital lease obligations	5,047	1,288

Total current liabilities	14,050	6,902
Long-term debt and capital lease obligations	20,632	15,916
Deferred income taxes	11,687	2,176
Postretirement and other benefit obligations	1,385	1,445
Other liabilities	2,642	1,114

Total liabilities	50,396	27,553

Seventh series redeemable preferred stock	247	247

Shareholders’ equity
Common stock
Voting, par value $2.00 per share, 6.500 billion and 3.000 billion shares authorized, 2.923 billion and 1.475 billion shares issued and outstanding	5,846	2,950
Non-voting, par value $0.01 per share, 100 million and 0 shares authorized, 38 million and 0 shares issued and outstanding	—	—
Paid-in capital	46,136	11,873
Retained earnings (deficit)	681	(586)
Accumulated other comprehensive loss	(726)	(716)

Total shareholders’ equity	51,937	13,521

	$102,580	$41,321

See accompanying Notes to the Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
			(revised see note 14)
	(in millions)
Cash flows from operating activities
Net income (loss)	$1,785	$(1,012)	$1,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	—	—	(1,324)
Cumulative effect of change in accounting principle, net	16	—	(258)
Provision for losses on accounts receivable	441	386	422
Depreciation and amortization	6,269	4,720	4,973
Equity in (earnings) losses of unconsolidated subsidiaries, net	(110)	39	77
Deferred income taxes	830	(576)	439
Gain on sale of assets, net	(43)	(14)	(4)
Losses on impairment of assets	127	3,540	1,873
Other, net	436	281	161
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(442)	(617)	(347)
Inventories and other current assets	11	(22)	204
Accounts payable and other current liabilities	299	(117)	(856)
Proceeds from communications towers lease transaction	1,195	—	—
Noncurrent assets and liabilities, net	(136)	17	(115)

Net cash provided by operating activities	10,678	6,625	6,535

Cash flows from investing activities
Capital expenditures	(5,057)	(3,980)	(3,797)
Cash acquired in Nextel merger, net of cash paid	1,183	—	—
Purchase of PCS Affiliates, net of cash acquired	(1,371)	—	—
Proceeds from divestiture of directory business	—	—	2,213
Purchases of marketable securities	(821)	(542)	(439)
Proceeds from maturities and sales of marketable securities	808	444	—
Proceeds from sales of assets and investments	648	77	101
Distributions from (investments in) unconsolidated subsidiaries, net	167	(20)	(32)
Other, net	(281)	(35)	—

Net cash used in investing activities	(4,724)	(4,056)	(1,954)

Cash flows from financing activities
Borrowings under bank credit facility	3,200	—	44
Repayments under bank credit facility	(3,200)	—	—
Purchase and retirements of debt securities	(1,170)	(1,884)	(2,952)
Proceeds from issuance of common stock	432	1,874	12
Dividends paid	(525)	(670)	(457)
Other, net	35	—	24

Net cash used in financing activities	(1,228)	(680)	(3,329)

Net increase in cash and cash equivalents	4,726	1,889	1,252
Cash and cash equivalents, beginning of period	4,176	2,287	1,035

Cash and cash equivalents, end of period	$8,902	$4,176	$2,287

See accompanying Notes to the Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(in millions)

	Voting Common Stock		Non-voting Common Stock		Class A FT Common Stock		PCS Common Stock		Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)(1)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2003	895	$1,790		$—	43	$22	1,000	$1,000	$9,931	$66	$(701)	$12,108
Net income										1,290		1,290
Common stock dividends										(450)		(450)
Preferred stock dividends									(7)			(7)
Conversion of PCS common stock underlying Class A common stock						(22)	22	22				—
Cancellation of Class A FT common stock					(43)							—
Common stock issued	9	19					13	13	160			192
Stock-based compensation expense									52			52
Additional minimum pension liability											(25)	(25)
Other, net									(52)		5	(47)

Balance, December 31, 2003	904	1,809	—	—	—	—	1,035	1,035	10,084	906	(721)	13,113
Net loss										(1,012)		(1,012)
Common stock dividends(2)									(183)	(480)		(663)
Preferred stock dividends									(7)			(7)
Common stock issued	52	104					2	2	1,855			1,961
Stock-based compensation expense									129			129
Additional minimum pension liability											(21)	(21)
Conversion of PCS common stock into FON or voting common stock	519	1,037					(1,037)	(1,037)				—
Other, net									(5)		26	21

Balance, December 31, 2004	1,475	2,950	—	—	—	—	—	—	11,873	(586)	(716)	13,521
Net income										1,785		1,785
Common stock dividends										(518)		(518)
Preferred stock dividends									(7)			(7)
Common stock issued to Nextel shareholders	1,414	2,829	38						32,816			35,645
Common stock issued	34	67							458			525
Conversion of Nextel vested stock-based awards upon merger									639			639
Stock-based compensation expense									302			302
Tax benefit from stock compensation									38			38
Additional minimum pension liability											(59)	(59)
Other, net									17	—	49	66

Balance, December 31, 2005	2,923	$5,846	38	$—	—	$—	—	$—	$46,136	$681	$(726)	$51,937

(1)	As of December 31, 2005, accumulated other comprehensive loss consists of $(818) additional minimum pension liability, offset by $80 of unrealized net gains related to investments and derivatives and $12 of foreign currency translation adjustment.

(2)	In 2004, voting common stock dividends were paid out of paid-in capital in the quarterly period in which retained earnings were in a deficit position.

See accompanying Notes to the Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Operations and Significant Accounting Policies

Operations

We are a global communications company offering a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and business and government customers. Although our operations are divided into three lines of business: Wireless, Long Distance and Local, we have organized our sales and distribution efforts to focus on the needs of two distinct customer types – individuals and businesses and government agencies, which enable us to create customer-focused communications solutions. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. Our Series 1 voting common stock trades on the New York Stock Exchange, or NYSE, under the symbol “S.”

We, together with third party affiliates, each referred to as a PCS Affiliate, and Nextel Partners, Inc., offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands. The PCS Affiliates, through commercial arrangements with us, provide wireless personal communication services, or PCS, under the Sprint® brand name in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at their expense using spectrum licensed to and controlled by us. Nextel Partners provides digital wireless communications services under the Nextel brand name in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at its expense.

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize code division multiple access, or CDMA, and integrated Digital Enhanced Network, or iDEN®, technologies. We market wireless services provided on our CDMA network under the Sprint brand. We are deploying high-speed evolution data optimized, or EV-DO, technology across our CDMA network. We first introduced EV-DO commercially in the second quarter 2005, and we will continue to expand EV-DO into additional markets. We operate an all-digital long distance and Tier 1 Internet protocol, or IP, network, over which we provide a broad suite of wireline communications services targeted to domestic business and residential customers, multinational corporations and other communications companies.

We also provide regulated local exchange telephone services and long distance voice and data services, including digital subscriber line, or DSL, services, and other telecommunications-related services to customers in our local service areas. We also operate a wholesale product distribution business. This entire business is expected to be spun-off to our shareholders in the second quarter 2006 and will be known as Embarq Corporation. See note 25 for more information.

Basis of Consolidation and Presentation

On August 12, 2005, a subsidiary of ours merged with Nextel Communications, Inc. for aggregate consideration of $37.8 billion. In connection with the Nextel merger, we changed our name to Sprint Nextel Corporation, or Sprint Nextel. On August 12, 2005, we acquired US Unwired Inc. for $968 million in cash. We also acquired Gulf Coast Wireless Limited Partnership for $211 million in cash on October 3, 2005 as well as IWO Holdings, Inc. for $192 million in cash on October 20, 2005. Each of these companies is now a wholly owned subsidiary of Sprint Nextel. Each transaction was accounted for as a purchase. See note 2 for further discussion of these transactions.

The accompanying consolidated financial statements include our accounts, and those of our wholly owned subsidiaries, and subsidiaries we control, as well as variable interest entities where we are the primary

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated entities in which we exercise significant influence over operating and financial policies but do not control. We recognize all changes in our proportionate share of the unconsolidated subsidiaries’ equity resulting from their equity transactions as adjustments to our investment and shareholders’ equity balances. We use the cost method to account for equity investments in all other unconsolidated entities. See note 5 for additional information.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.

Certain prior-period amounts have been reclassified to conform to the current period presentation. In 2005, we determined that recategorization of certain costs from costs of services and products to selling, general and administrative would be more consistent with current industry practices, and accordingly reclassified $1.1 billion of expenses in each of the years ended December 31, 2004 and 2003. These costs primarily consist of certain customer care and information technology costs for the Wireless and Long Distance segments.

Revenue Recognition

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance and local voice, data and internet revenues.

We recognize operating revenues as services are rendered or as products are delivered to customers in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition, and the Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenues consist of fixed monthly recurring charges, variable usage charges, equipment charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory fees. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing.

Certain of our bundled products and services, primarily in Wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. We recognize revenue from handset sales when title to the handset passes to the dealer or end user customer. We classify handset sales as equipment revenue.

Wireless offerings include wireless phones and service contracts sold together in our company-operated stores. The activation fee revenue associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Wireless activation fees earned prior to the 2003 adoption of EITF Issue No. 00-21 are being deferred and amortized over the estimated average life of the end user customer.

Certain activation fees associated with unbundled sales in our Wireless segment are deferred and amortized over the estimated average life of the end user customer. Certain installation fees associated with our Local segment are deferred and amortized over the estimated average life of the customer.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

We recognize advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $1.4 billion in 2005, $989 million in 2004, and $946 million in 2003.

Research and Development

We recognize research and development expense as incurred. Research and development expenses totaled $47 million in 2005, $32 million in 2004, and $16 million in 2003.

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. See note 13 for more information.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes computed using the if-converted method.

Dilutive securities consisting of shares issuable under our equity plans used in calculating earnings per common share were 20.5 million shares for 2005. All 10.3 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per common share in the future but were excluded from the calculation of diluted earnings per common share for 2005 due to their antidilutive effects. Additionally, about 65.6 million shares issuable under the equity plans that could also potentially dilute earnings per common share in the future were excluded from the calculation of diluted earnings per common share in 2005 as the exercise prices exceeded the average market price during this period.

Shares issuable under our equity plans were antidilutive in 2004 because we incurred net losses from continuing operations. Although not used in the determination of earnings per common share for 2004, our dilutive securities totaled 12.3 million shares in 2004. About 88 million shares issuable under the equity plans could potentially dilute earnings per common share in the future, but were excluded from the calculation of diluted earnings per common share in 2004 as the exercise prices exceeded the average market price during this period.

Shares issuable under our equity plans were antidilutive in 2003 because we incurred net losses from continuing operations. Although not used in the determination of earnings per common share for 2003, our dilutive securities totaled 3.0 million shares in 2003. About 103 million shares issuable under the equity plans could potentially dilute earnings per common share in the future, but were excluded from the calculation of diluted earnings per common share in 2003 as the exercise prices exceeded the average market price during this period.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the prospective method. Upon adoption we began expensing the fair value of stock-based compensation of all grants, modifications or settlements made on or after January 1, 2003 using a Black-Scholes option-pricing model. The following table illustrates the effect on net income (loss) and earnings per common share of stock-based compensation included in net income (loss) and the effect on net income (loss) and earnings (loss) per common share for grants issued on or before December 31, 2002, had we applied the fair value recognition provisions of SFAS No. 123.

Compensation costs are expensed over the vesting period of the award using the straight-line method. The amount of compensation cost recognized at any date is at least equal to the vested portion of the award.

	Year Ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Net income (loss), as reported	$1,785	$(1,012)	$1,290
Add: stock-based compensation expense included in reported net income (loss), net of income tax of $111, $47 and $19	192	82	33
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of income tax of $117, $64 and $61	(204)	(111)	(106)

Pro forma net income (loss)	$1,773	$(1,041)	$1,217

Earnings (loss) per common share:
Basic – as reported	$0.87	$(0.71)	$0.91

Basic – pro forma	$0.87	$(0.73)	$0.85

Diluted – as reported	$0.87	$(0.71)	$0.91

Diluted – pro forma	$0.86	$(0.73)	$0.85

We recognized pre-tax charges of $234 million, $81 million, and $37 million in 2005, 2004 and 2003 related to stock-based grants issued after December 31, 2002.

In 2005, we recognized pre-tax charges of $32 million of non-cash compensation expense in connection with Sprint employee separations as a result of the Nextel merger. The charges were associated with accounting for modifications, which accelerated vesting and extended exercise periods of stock options granted in prior periods, as required by SFAS No. 123.

Prior to April 23, 2004, we had two tracking stocks. The FON tracking stock represented all of the operations and assets of our Long Distance and Local operations. The PCS tracking stock represented the operations and assets of our Wireless operations. On April 23, 2004, we recombined these two tracking stocks. As a result, in 2004, we recognized pre-tax charges of $48 million of non-cash compensation expense related to the recombination of FON common stock and PCS common stock. As required by SFAS No. 123, we accounted for the conversion of PCS stock options to FON stock options as a modification and accordingly applied stock option expensing to FON stock options resulting from the conversion of PCS stock options granted before January 1, 2003. In connection with this, we recognized pre-tax charges of $37 million in 2005.

In 2003, we recognized pre-tax charges of $15 million for non-cash expense in connection with separation agreements between us and former executives. The charges were associated with accounting for modifications, which accelerated vesting and extended vesting and exercise periods of stock options granted in prior periods, as required by SFAS No. 123.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash equivalents generally include highly liquid investments with original maturities of three months or less. These investments include money market funds, U.S. government and government-sponsored debt securities, corporate debt securities, municipal securities, repurchase agreements, and bank-related securities. All securities meet our investment policy guidelines and are stated at cost, which approximates market value. As of December 31, 2005, we have $93 million of restricted cash, which is included in prepaid expenses and other current assets on the consolidated balance sheets. See note 9 for more information.

Our prior year amounts for auction rate securities have been reclassified from cash and cash equivalents to marketable securities.

Supplemental Cash Flow Information

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Interest paid, net of capitalized interest	$1,291	$1,279	$1,424
Interest received	231	61	51
Income taxes paid	138	(39)	83

Our non-cash activities included the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Common stock issued:
Acquisition of Nextel	$35,645	$—	$—
Vested stock option awards exchanged in acquisition of Nextel	639	—	—
Employee benefit stock plans	90	53	51
Settlement of shareholder suit	—	5	—
Earthlink common stock used to extinguish debt	90	48	—

Investments in Debt Securities

We classify our investments in marketable debt securities as available-for-sale and, therefore, report them at fair value, based on quoted market prices. Interest on investments in debt securities is reinvested and recorded in interest income in the accompanying consolidated statements of operations. We record unrealized holding gains and losses as other comprehensive income (loss), net of related income taxes.

Investments in Equity Securities

We classify our investments in marketable equity securities as available-for-sale and, therefore, report them at fair value, based on available market information. We record unrealized holding gains and losses as other comprehensive income (loss), net of related income taxes. Realized gains or losses are recorded in earnings and calculated using average cost. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make this assessment by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. We record

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment losses on investments in equity securities in other income (expense) in the accompanying consolidated statements of operations when our investment’s market value declines below our cost basis on an other-than-temporary basis.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because it is not practical to review the collectibility of each account individually when we determine the amount of our allowance for doubtful accounts receivable each period, our reserve reflects an estimate of accounts receivable that we believe to be uncollectible. We consider a number of factors in establishing the allowance for our portfolio of customers, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors.

Inventories

Inventories of handsets in Wireless are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenues.

Inventories in Long Distance and Local are stated at the lower of cost or market.

Property, Plant and Equipment

We record property, plant and equipment, including improvements that extend useful lives, at cost. The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Amortization of assets recorded under capital leases is recorded in depreciation expense. We amortize leasehold improvements over the shorter of the lease terms or the estimated useful lives of the assets. We depreciate buildings and network equipment and software over estimated useful lives of up to 31 years, with approximately 70% being between 5 and 15 years, and office equipment and depreciable property, plant and equipment over estimated useful lives of up to 30 years with approximately 70% being between 3 and 5 years. Repair and maintenance costs are expensed as incurred. We calculate depreciation on certain of our assets using the group life method; accordingly, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized.

We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs are included in property, plant and equipment, and when the software is placed in service, are amortized over estimated useful lives of up to 10 years. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. For those software projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required.

Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change, we perform annual internal studies to confirm the appropriateness of depreciable lives for most categories of property, plant and equipment. These studies utilize models, which take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, and use in certain instances actuarially determined probabilities to calculate the remaining life of our asset base. When these factors indicate property,

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plant and equipment assets may not be useful for as long as originally anticipated, we depreciate the remaining book values over the remaining estimated useful lives. In 2004, we extended the depreciable life of certain high-capacity transmission equipment from eight years to twelve years due to slower anticipated evolution of technology. This extension in life decreased the 2004 depreciation expense in Long Distance by approximately $74 million.

Network equipment and software includes switching equipment and cell site towers, base transceiver stations, other radio frequency equipment, internal use software, metallic cable and wire facilities, digital fiber-optic cable, conduit, poles, other central office and transport facilities, and transmission-related equipment. Buildings and improvements principally consists of owned general office facilities, leasehold improvements and retail stores.

Non-network internal use software, office equipment and other principally consists of furniture, information technology equipment and vehicles.

Network asset inventory and construction in progress primarily includes materials, transmission and related equipment, labor, engineering, site development, interest and other costs relating to the construction and development of our network. Assets under construction are not depreciated until placed into service.

Our gross property, plant and equipment aggregated by business segment was as follows:

	December 31,
	2005	2004
	(in millions)
Wireless	$31,203	$19,376
Long Distance	2,692	2,356
Local	19,784	19,496
Other	2,180	2,334

Gross property, plant and equipment	$55,859	$43,562

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.

Asset Retirement Obligations

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets.

Adoption of SFAS No. 143 on January 1, 2003, affected the cost of removal historically recorded by the Local segment. Consistent with regulatory requirements and industry practice, our Local segment historically accrued costs of removal in its depreciation reserves. These costs of removal do not meet the SFAS No. 143 definition of an asset retirement obligation. Upon adoption of SFAS No. 143, we recorded a reduction in our historical depreciation reserves of approximately $420 million to remove the accumulated excess cost of removal, resulting in a cumulative effect of change in accounting principle credit, net of tax, in the accompanying consolidated statements of operations of $258 million.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standards Board, or FASB, Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations was issued in 2005, interpreting the application of SFAS No. 143. FIN 47 requires the recognition of a liability for legal obligations to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. We adopted FIN 47 in the fourth quarter 2005 resulting in the recognition of asset retirement obligations in our Local segment for environmental remediation requirements and contractual obligations for which estimated settlement dates can be determined. The asset retirement obligations are comprised of removal and disposal of the asbestos in company buildings, removal and environmental cleanup of fuel storage tanks used in standby power supply systems and decommissioning of leased building spaces. An asset retirement obligation exists, but will not be recognized, in situations where Local has been granted easements and rights-of-way by municipalities and private landowners to route its cable facilities. Most cable facilities are buried; however, some metallic and fiber cable are above-ground on company-owned poles. Local also contracts with other utilities to connect cable and wire to their poles. An estimated settlement date for these obligations is indeterminate. Upon adoption in the fourth quarter 2005, an asset retirement obligation of $33 million, a related asset of $6 million and a cumulative adjustment due to change in accounting principle, net of tax, of $16 million were recorded.

Capitalized Interest

Capitalized interest totaled $55 million in 2005, $57 million in 2004, and $59 million in 2003. Capitalized interest is incurred in connection with the construction of capital assets. SFAS No. 34, Capitalization of Interest Costs, requires that assets under construction be incurring interest cost through the payment of cash or incurrence of an interest-bearing liability in order to qualify for interest capitalization.

Intangible Assets

Goodwill and Other Indefinite Life Intangibles

In conformity with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize our indefinite life intangibles, which consist of our Federal Communications Commission, or FCC, licenses, goodwill, and the Sprint and Boost Mobile trade names. We are required to test these assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform our annual review for impairment in the fourth quarter of each year using the direct value method.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Virtually all of our goodwill is allocated to the Wireless segment. We determine impairment of goodwill by comparing the net assets of the reporting unit, identified as our operating segments, to their respective fair values. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

For FCC licenses and other indefinite lived intangibles, we determine impairment by comparing an asset’s respective carrying value to estimates of fair value using the direct value method, which requires the use of estimates, judgments and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. In accordance with EITF Issue No. 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, our FCC licenses are combined as a single unit of accounting for impairment testing purposes.

In 2005, we were assisted in our annual impairment review by an independent third party valuation firm and we concluded that as of December 31, 2005, no impairments existed.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Definite Life Intangibles

Definite life intangibles include the value associated with acquired Wireless subscriber bases, or customer relationships, the Nextel and Direct ConnectSM trade names and the value of our patents. We evaluate the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. We determine impairment by comparing an asset’s respective carrying value to estimates of the sum of the future cash flows expected to result from our asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Customer relationships are amortized over the estimated customer lives using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. All other definite life intangibles are amortized over their estimated useful lives, using the straight line method.

Derivative Instruments and Hedging Activities

We recognize derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting.

We use derivative instruments only for hedging and risk management purposes. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We are primarily exposed to the market risk associated with unfavorable movements in interest rates, equity prices and foreign currencies. We do not enter into derivative transactions for speculative or trading purposes.

At inception and on an on-going basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows or fair value of the hedged item. If and when a derivative instrument is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings.

We formally document all hedging relationships between the hedging instrument and the hedged item as well as our risk management objectives and strategies for undertaking various hedge transactions.

Restructuring and Employee Severance Costs

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard provides accounting guidance on when a liability for a cost associated with an exit or disposal activity is incurred. We adopted this standard effective January 1, 2003 for restructuring activities occurring after that date.

Employee termination benefits to be paid that are not directly associated with restructuring activities are recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Liabilities for termination benefits to be provided to employees are recognized under SFAS No. 112 when such costs are probable and estimable.

Debt Financing Costs

We amortize our debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Business Combinations

In 2005, we acquired Nextel Communications, US Unwired, Gulf Coast Wireless and IWO Holdings in transactions accounted for under the purchase method as required by SFAS No. 141, Business Combinations.

SFAS No. 141 requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the respective merger dates. The allocation process requires an analysis of customer relationships, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates.

Nextel Communications, Inc.

On August 12, 2005, a subsidiary of Sprint Corporation merged with Nextel and, as a result, Sprint acquired 100% of the outstanding common shares of Nextel. Nextel, now a wholly owned subsidiary of Sprint Nextel, provides wireless voice and data services in the United States. This transaction was consummated as part of our overall strategy to offer the most comprehensive selection of voice, data and multimedia products and services. The results of Nextel’s operations have been included in the consolidated financial statements since the merger date.

The aggregate consideration paid for the merger is as follows:

Aggregate Consideration
(in millions)
Payment to Nextel shareholders in cash	$969
Payment to Nextel shareholders in stock	35,645
Conversion of Nextel stock-based awards
Vested stock-based awards	639
Unvested stock-based awards	485
Direct acquisition costs	78

Total	$37,816

We expect to spin off our local telecommunications business to our shareholders on a tax-free basis. To mitigate the risk that the Sprint Nextel stock that was issued in the merger would preclude this tax-free treatment and to ensure that Sprint Corporation would be treated as the acquiring entity for accounting purposes, the merger agreement provided for an allocation of cash and shares of Sprint Nextel common stock, determined as of the date of the merger, to ensure that former Nextel shareholders would own slightly less than 50% of the equity interests of Sprint Nextel. Pursuant to this allocation, Nextel common shareholders received $969 million in cash and 1.452 billion shares of Sprint Nextel voting and non-voting common stock in the aggregate, or $0.84629198 and 1.26750218 shares of our stock in exchange for each share of Nextel stock. In connection with the merger, we amended our articles of incorporation to increase to 6.5 billion the number of shares of common stock authorized for issuance.

The value of the newly issued shares was calculated using the average of the per share closing sales prices of Sprint Corporation Series 1 common stock on the NYSE for the period two business days before and through the two business days after the December 15, 2004 announcement of the merger.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, Nextel stock-based awards were converted into Sprint Nextel stock-based awards with the shares issuable under the employee stock option plan and exercise prices of the awards adjusted based on an exchange ratio of 1.3 shares of Sprint Nextel common stock for each share of Nextel common stock, which represents approximately 104 million shares of Sprint Nextel common stock in the aggregate. The value of these awards was calculated by applying the fair value method under SFAS No. 123, as amended by SFAS No. 148, and resulted in $1.1 billion in stock-based awards. The fair value was calculated on the stock-based awards outstanding on the date of completion of the merger, which include options to purchase our shares and deferred shares.

We incurred approximately $78 million of direct acquisition costs associated with financial advisory, legal and other services, which were included in the total purchase price.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets of Nextel for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger, including, but not limited to, the following:

•	the combination of extensive network and spectrum assets, which enables us to offer consumers, businesses and government agencies a wide array of broadband wireless and integrated communications services;

•	the combination of Nextel’s strength in business and government wireless services with our position in consumer wireless and data services, including services supported by our global IP network, which enables us to serve a broader customer base;

•	the size and scale of the combined company, which is comparable to that of our two largest competitors, is expected to enable more operating efficiencies than either company could achieve on its own; and,

•	the ability to position us strategically in the fastest growing areas of the communications industry.

Allocation of Purchase Price

The approach to the estimation of the fair values of the Nextel intangible assets was primarily based on the income approach valuation technique and involved the following:

•	preparation of discounted cash flow analyses;

•	determination of the fair value of identified significant intangible assets;

•	reconciliation of the individual assets’ returns with the weighted average cost of capital; and

•	allocation of the excess purchase price over the fair values of the identifiable assets and liabilities acquired to goodwill.

Under the purchase method of accounting, the assets and liabilities of Nextel were recorded at their respective fair values as of the date of the merger. We are in the process of finalizing valuations of assets, including investments, property, plant and equipment, intangible assets, and certain liabilities. Given the size of the merger, the fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations of property, plant and equipment, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the expected involuntary termination of employees in connection with our integration activities and rationalization of the combined work force. When finalized, adjustments to goodwill

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date. The amounts reported as of September 30, 2005 reflect the estimated fair values as of the acquisition date of August 12, 2005, plus adjustments made during the third quarter of 2005. The adjustments listed in the table below include purchase price allocation adjustments made during the fourth quarter of 2005.

	Preliminary Purchase Price Allocation
	As of September 30, 2005	Adjustments	As of December 31, 2005
	(in millions)
Current assets, including cash and cash equivalents of $2,152	$5,501	$4	$5,505
Property, plant and equipment	8,454	(80)	8,374
Goodwill	15,549	24	15,573
Spectrum licenses	14,240	—	14,240
Other indefinite life intangibles	400	—	400
Customer relationships and other definite life intangibles	10,448	—	10,448
Investments	2,680	(2)	2,678
Other assets	111	—	111
Current liabilities	(2,910)	(10)	(2,920)
Long-term debt	(8,984)	—	(8,984)
Deferred income taxes, net	(7,865)	(70)	(7,935)
Other long-term liabilities	(334)	175	(159)
Deferred compensation included in shareholders’ equity	518	(33)	485

Net assets acquired	$37,808	$8	$37,816

In the fourth quarter 2005, a net increase was made to goodwill in the amount of $24 million primarily due to adjustments to liabilities in connection with the merger, which includes the recognition of involuntary termination benefits, costs associated with the termination of contracts and exit activities, the rationalization of property plant and equipment, and identification of loss contingencies that were in existence prior to consummation of the merger. Prior to the end of the purchase price allocation period, if information becomes available with respect to any material pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

Management continues to finalize its plans for rationalizing certain redundant assets and activities, such as facilities, software and infrastructure assets, and to integrate the combined companies. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care and general and administrative functions. In connection with these activities, we expect to incur significant costs over the next several years associated with dispositions and integration activities. Management is in the process of finalizing these plans and expects to execute these plans over the next few years. We expect that the finalization of certain integration plans will result in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of Nextel and may also result in the need to adjust the useful lives of certain network and other property, plant and equipment.

In 2005, we recorded $197 million of costs recognized under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as well as other purchase accounting guidance, as liabilities assumed in the purchase business combination. These costs are primarily associated with Nextel employee retention bonuses earned on the date of the merger and severance benefits for involuntary separations of Nextel employees. Additional liabilities for termination benefits to be provided to involuntarily separated Nextel employees are expected to be recognized as liabilities assumed in the purchase business combination.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment Acquired

The fair values preliminarily allocated to property, plant and equipment acquired in the merger are as follows:

Preliminary Fair Value
(in millions)
Network equipment and software	$7,370
Buildings and improvements	239
Non-network internal use software, office equipment and other	765

Total	$8,374

The weighted average remaining useful lives are 6 years for network assets, 3 years for building and improvements and 2 years for non-network internal use software, office equipment and other assets.

Goodwill and Intangibles Acquired

Goodwill resulting from the merger with Nextel is allocated to the Wireless segment. Goodwill includes a portion of value for assembled workforce, which is not separately classified from goodwill in accordance with SFAS No. 141. Goodwill, spectrum licenses and the Boost Mobile trademark are considered to have indefinite lives. They are not amortized, but rather are reviewed annually for impairment, or more frequently if indicators of impairment exist.

Definite life intangibles include $9.5 billion associated with Nextel’s customer relationships, which will be amortized over five years using the sum of the years’ digits method, which we believe approximately reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangibles primarily include the Nextel and Direct ConnectSM trademarks, which will be amortized over 10 years on a straight-line basis. See note 7 for information regarding the amortization expense of these assets.

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred income tax liability was not recorded on the goodwill since it is not tax deductible. Deferred income tax liabilities were recorded on the net assets acquired and will reverse as a tax benefit in the accompanying consolidated statements of operations in proportion to and over the amortization period of the related intangibles or upon their write-off or disposition, if any.

Long-term Debt Assumed

The fair value of long-term debt assumed as of the merger date is as follows:

Preliminary Fair Value
(in millions)
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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the merger with Nextel was completed as of January 1, 2005 and 2004 for the years ended December 31, 2005 and 2004, respectively.

	Year Ended December 31,
	2005	2004
	(in millions except per share data)
Net operating revenues	$44,069	$40,902

Net income (loss)	$1,593	$(1,404)

Diluted earnings (loss) per common share	$0.54	$(0.50)

The pro forma amounts represent the historical operating results of Sprint and Nextel with adjustments for purchase accounting and to conform accounting policies that affect net operating revenues, costs of services and products, selling, general and administrative expenses, depreciation and amortization, interest expense, other income (expense), income taxes, and the elimination of intercompany activity.

Affiliate Acquisitions

During 2005, we acquired three PCS Affiliates. We believe that the acquisitions of Nextel Partners and the PCS Affiliates we have acquired to date will give us control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage, which include a number of markets with favorable growth and competitive characteristics.

US Unwired Inc.

On August 12, 2005, we acquired US Unwired, a PCS Affiliate, for a purchase price of $968 million in cash. As of December 31, 2005, the majority of the purchase price has been preliminarily allocated to goodwill in the amount of $872 million and customer relationships in the amount of $276 million. See note 7 for information regarding amortization expense for customer relationships. We are in the process of completing our valuation of US Unwired’s assets and liabilities, as well as internal studies of assets, property, plant and equipment, intangible assets, certain liabilities, and commercial contracts, which when final, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of US Unwired.

Gulf Coast Wireless, Limited Partnership

On October 3, 2005, we acquired Gulf Coast Wireless, a PCS Affiliate, for $211 million in cash, net of the 13.4% ownership interest held by US Unwired, Inc. As of December 31, 2005, the majority of the purchase price has been preliminarily allocated to intangible assets including goodwill in the amount of $220 million and customer relationships of $48 million. See note 7 for information regarding the amortization expense for customer relationships. We are in the process of completing our valuation of Gulf Coast Wireless’ assets and liabilities, as well as internal studies of assets, property, plant and equipment, intangible assets, certain liabilities, and commercial contracts, which when final, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of Gulf Coast Wireless.

IWO Holdings, Inc.

On October 20, 2005, we acquired IWO Holdings, a PCS Affiliate, for $192 million in cash. As of December 31, 2005, the excess purchase price over the fair value of the net assets acquired has been preliminarily allocated to

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets including goodwill in the amount of $249 million and customer relationships of $94 million. See note 7 for information regarding the amortization expense for customer relationships. We are in the process of completing our valuation of IWO Holdings’ assets and liabilities, as well as internal studies of assets, property, plant and equipment, intangible assets, certain liabilities, and commercial contracts, which when final, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of IWO Holdings.

The results of operations of these 2005 affiliate purchase acquisitions are included in our consolidated financial statements from the respective dates of acquisition. Pro forma information has not been provided for any of the 2005 affiliate acquisitions, as the impact to prior periods would have been immaterial.

Acquisitions Subsequent to December 31, 2005

On January 31, 2006, we completed the acquisition of Enterprise Communications Partnership, a PCS Affiliate, for $77 million in cash.

On February 1, 2006, we completed the acquisition of Alamosa Holdings Inc., the largest PCS Affiliate, for $3.4 billion in cash.

On February 21, 2006, we acquired 94% of the voting stock of Velocita Wireless Holding Corporation for $157 million in cash. We expect to acquire the remaining 6% of Velocita Wireless in May 2006 for an additional $7 million in cash. Velocita Wireless owns and operates a nationwide digital packet-switched wireless data network in the 900 MHz frequency band.

Note 3.    Recombination of Tracking Stock

On April 23, 2004, we recombined our two tracking stocks. Each share of PCS common stock automatically converted into 0.50 shares of FON common stock. The conversion of PCS common stock into FON common stock resulted in an increase in FON common stock outstanding of 518.5 million shares as of April 23, 2004. As of April 23, 2004, the FON Group and the PCS Group ceased to exist. Our common stock now represents all of our operations and assets, including Wireless, Long Distance and Local operations. The financial statements are shown as if the recombination had occurred as of the earliest period presented.

Earnings Per Common Share

For 2003, all per share amounts have been restated to reflect the recombination of the FON common stock and PCS common stock at an identical conversion ratio of 0.50. The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employee stock purchase plan shares, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is previously reported earnings per common share information for the FON Group and the PCS Group:

	2003
	FON Group	PCS Group
	(in millions, except earnings and dividends per common share)
Income (loss) from continuing operations	$360	$(652)
Discontinued operations, net	1,324	—
Cumulative effect of change in accounting principle, net	258	—

Net income (loss)	1,942	(652)
Preferred stock dividends received (paid)	8	(15)

Income (loss) available to common shareholders	$1,950	$(667)

Basic earnings (loss) per common share(2)
Continuing operations	$0.41	$(0.65)
Discontinued operations, net	1.47	—
Cumulative effect of change in accounting principle, net	0.29	—

Total	$2.16	$(0.65)

Basic weighted average common shares	901	1,029

Diluted earnings (loss) per common share(1)(2)
Continuing operations	$0.41	$(0.65)
Discontinued operations, net	1.47	—
Cumulative effect of change in accounting principle, net	0.29	—

Total	$2.16	$(0.65)

Diluted weighted average common shares	903	1,029

Dividends per common share
FON common stock	$0.50	$—

(1)	As the effects of including potentially dilutive PCS securities were antidilutive, they were not included in the diluted weighted average common shares outstanding for the PCS Group, nor were they included in the calculation of diluted earnings per common share.

(2)	Earnings per common share amounts may not add due to rounding.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Supplemental Balance Sheet Information

	December 31,
	2005	2004
	(in millions)
Accounts receivable, net
Trade	$5,065	$3,372
Other	78	28
Less allowance for doubtful accounts	(316)	(293)

	$4,827	$3,107

Prepaid expenses and other current assets
Prepaid expenses	$484	$303
Deferred charges	103	106
Other	252	138

	$839	$547

Property, plant and equipment, net
Land	$333	$334
Network equipment and software	41,192	32,138
Buildings and improvements	6,873	6,182
Non-network internal use software, office equipment and other	3,785	3,120
Less accumulated depreciation and amortization	(24,726)	(20,934)

	27,457	20,840
Network asset inventory and construction in progress	3,676	1,788

	$31,133	$22,628

Accounts payable
Trade	$2,558	$1,535
Accrued interconnection costs	449	410
Construction obligations	407	361
Other	413	365

	$3,827	$2,671

Accrued expenses and other
Deferred revenues	$1,439	$737
Payroll and related	814	428
Accrued taxes	695	404
Accrued interest	448	335
Other	1,780	1,039

	$5,176	$2,943

Other liabilities
Deferred rental income-communication towers	$1,097	$—
Deferred revenue	95	52
Other	1,450	1,062

	$2,642	$1,114

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.    Investments

Specific investment types and the related carrying amounts include:

	December 31,
	2005	2004
	(in millions)
Investments in debt securities	$1,172	$536
Investments in equity securities	734	157
Equity method investments
Nextel Partners	2,346	—
Virgin Mobile USA, LLC	(180)	20
Other investments	60	9

	4,132	$722
Less amounts included as marketable securities	(1,763)	(445)

	$2,369	$277

Investments in Debt Securities

Our investments in debt securities, including auction rate securities, with original or remaining maturities at purchase of greater than 90 days but less than one year, are classified in current assets as marketable securities on the accompanying consolidated balance sheets. We also invested in debt securities with original or remaining maturities at purchase of 90 days or less. These securities were included in cash and cash equivalents on the accompanying consolidated balance sheets.

Interest on debt securities is reinvested and recognized in interest income in the accompanying consolidated statements of operations. We recognized approximately $96 million of interest income on these investments in 2005 compared to $11 million in 2004. Accumulated unrealized holding gains and losses were immaterial in both 2005 and 2004.

Investments in Equity Securities

As of December 31, 2005, $617 million of our marketable equity securities relates to our investment in NII Holdings Inc. common stock and is reflected in current assets as marketable securities on the accompanying consolidated balance sheets. We acquired this investment as part of the merger with Nextel in the third quarter 2005 at a fair value of $892 million. In 2005, we received approximately $376 million in cash and recognized a $15 million gain on the sale of a portion of our holdings in NII Holdings common stock. We continue to hold 14.7 million shares, following a two-for-one stock split in November 2005, or less than 10% of the outstanding common stock of NII Holdings. We have entered into a series of option contracts associated with the planned sale of our remaining investment in NII Holdings, which will mature during the fourth quarter 2006. See note 12 for additional information.

In 2005, in connection with the maturity of the remaining EarthLink variable prepaid forward contracts, 10.5 million shares of EarthLink common stock were used to settle approximately $90 million of the forward contracts recorded in outstanding long-term debt. We recognized a $9 million gain on these transactions. In 2004, in connection with the maturity of certain EarthLink variable prepaid forward contracts, 5.6 million shares were used to settle approximately $48 million of the forward contracts recorded in outstanding long-term debt. We sold an additional 1.0 million shares in the open market upon settlement of the contracts. We recognized an $11 million gain on these transactions. As of December 31, 2005, we held 1.8 million shares of EarthLink common stock, valued at $20 million. See note 12 for additional information.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We hold approximately $97 million in other investments at December 31, 2005 which are included in investments on the accompanying consolidated balance sheets.

Accumulated unrealized holding gains, net of tax, resulting from our investments in equity securities of $90 million as of December 31, 2005 and $42 million as of December 31, 2004 were included in accumulated other comprehensive loss on the accompanying consolidated balance sheets.

Equity Method Investments

As of December 31, 2005, investments accounted for using the equity method consisted primarily of our investments in Nextel Partners and Virgin Mobile USA, LLC. These investments were reflected in investments on the accompanying consolidated balance sheets.

Nextel Partners, Inc.

We owned approximately 30% of the outstanding common stock of Nextel Partners with a carrying value of $2.3 billion as of December 31, 2005. In 2005, we recorded $137 million of equity in earnings associated with our ownership interest in Nextel Partners, the majority of which related to a release by Nextel Partners of a significant portion of its deferred tax valuation allowance.

As a result of the merger with Nextel, the shareholders of Nextel Partners in October 2005, exercised their right to require us to purchase, at fair market value, the 70% of the outstanding shares of Nextel Partners stock that we do not already own. In December 2005, we and Nextel Partners announced that the purchase price for each share of Nextel Partners stock under this right had been determined to be $28.50. As a result, the aggregate amount payable to shareholders of Nextel Partners at closing will be about $6.5 billion including amounts payable upon conversion of debt securities and settlement of options. The purchase is subject to customary regulatory approvals and is currently expected to be completed by the end of the second quarter 2006.

Virgin Mobile USA, LLC

As of December 31, 2005, we held a 49% ownership interest in Virgin Mobile USA. Since Virgin Mobile USA’s inception, we have contributed approximately $180 million to the venture in the form of cash and discounted network services, thereby satisfying 100% of our original commitments. In 2004, we advanced $10 million to Virgin Mobile USA in the form of a loan to be repaid in 2005. An additional $10 million was advanced in the form of a loan in January 2005. Applying equity method accounting, we have recognized losses to the extent of our investment, except that under the terms of the joint venture agreement, we were guaranteed a $20 million distribution in the event of liquidation.

In July 2005, we received approximately $200 million from Virgin Mobile USA representing a loan repayment of $20 million and a return of capital of $180 million resulting in a negative investment balance of $180 million as of December 31, 2005. Virgin Mobile USA funded the distribution with proceeds from a loan. Although we have no obligation to provide future funding to the joint venture or to return the distribution, we have accounted for the return of capital as a negative investment. As a result of this repayment, under the terms of the joint venture agreement, we no longer hold any right to a guaranteed distribution in liquidation. Our investment in Virgin Mobile USA was $20 million as of December 31, 2004.

Rogers Communications, Inc.

In July 2005, Rogers Communications, Inc., or RCI, acquired Call-Net Enterprises, Inc. in a stock for stock transaction, including the common shares and Class B shares of Call-Net owned by us. Prior to Call-Net’s

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition by RCI, we accounted for our investment in Call-Net as an equity method investment carried at a zero basis with previously recognized carry-over losses. The RCI stock received in exchange was recorded at fair value as an equity security investment and a gain of $18 million was recognized. Subsequent changes in the value of this investment have been recorded in other comprehensive income.

Combined, unaudited, summarized financial information as reported by the investees accounted for using the equity method was as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Results of operations
Net operating revenues	$3,238	$1,244	$831
Operating income (loss)	349	(181)	(279)
Net income (loss)	502	(206)	(255)

Equity in earnings (losses) of unconsolidated subsidiaries	$110	$(39)	$(77)
Financial position
Current assets	$845	$239	$260
Other assets	1,712	465	480

Total assets	$2,557	$704	$740

Current liabilities	$568	$448	$294
Other liabilities	1,742	267	337

Total liabilities	$2,310	$715	$631

The carrying amount of our investment in Nextel Partners exceeds the amount of the underlying equity in net assets by $2.1 billion due to purchase price accounting applied at the time of the Sprint-Nextel merger. This difference is principally related to customer relationships, spectrum licenses and goodwill. The customer relationship portion is being amortized over seven years, using the sum of the years digits’ method. The portion related to spectrum licenses and goodwill is not being amortized.

Note 6.    Fair Value of Financial Instruments

We have determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current market exchange. The use of different market assumptions, as well as estimation methodologies, may have a material effect on the estimated fair value amounts.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of our financial instruments at year-end were as follows:

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Cash and cash equivalents	$8,902	$8,902	$4,176	$4,176
Investments in securities	1,906	1,906	693	693
Restricted cash and deposits	174	174	148	148
Total debt, including current portion	25,679	27,999	17,204	19,568
Redeemable preferred stock	247	261	247	284

Cash and Cash Equivalents, Marketable Securities, Restricted Cash, Accounts Receivable, Deposits, Accounts Payable and Accrued Expenses

Due to the short term nature of these items, the carrying amounts are reasonable estimates of fair value.

Marketable Debt and Equity Securities

We estimate the fair value of these securities based on quoted market prices. As of December 31, 2005 and 2004, marketable debt and equity securities included within marketable securities and investments consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
2005
Available-for-sale marketable debt and equity securities	$1,763	$143	$—	$1,906
2004
Available-for-sale marketable debt and equity securities	$627	$67	$1	$693

Long-Term Debt

The fair value of our long-term debt, including the current portion, is estimated based on available market prices of our senior notes and loans under our bank credit facility.

Derivative Instruments

The fair value of these instruments is based on estimates using available market information and appropriate valuation methodologies. See note 12 for additional information.

Redeemable Preferred Stock

We estimate the fair value of these securities by using available market data to value a debt instrument with embedded optionality.

Letters of Credit

Outstanding letters of credit totaled $2.6 billion as of December 31, 2005 and $123 million as of December 31, 2004. Pursuant to the terms of the Report and Order described in note 15 below, we were required to establish a

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letter of credit in the amount of $2.5 billion to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum in connection with the band reconfiguration process. We obtained the letter of credit using borrowing capacity under Nextel’s then existing revolving credit facility and it continues to be supported by the new credit facility entered into in December 2005. The letter of credit reflects fair value as a condition of its underlying purpose and is subject to fees competitively determined in the market place. We also use letters of credit to provide credit support for various financial obligations.

Concentrations of Risk

Our accounts receivable are not subject to any concentration of credit risk. We are exposed to the risk of loss that would occur if a counterparty defaults on a derivative transaction used for hedging and risk management purposes. This exposure is controlled through credit approvals, continual review and monitoring of all counterparties and legal review of contracts. In the event of nonperformance by the counterparties, our accounting loss would be limited to the net amount we would be entitled to receive under the terms of the applicable interest rate swap agreement or foreign currency contract. However, we do not anticipate nonperformance by any of the counterparties to these contracts.

We rely on Motorola, Inc. to provide us with technology improvements designed to expand our iDEN-based wireless voice capacity and improve our services. Motorola provides all of the iDEN infrastructure equipment used in the iDEN network, and substantially all iDEN handset devices. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and iDEN handsets, except BlackBerry® devices, which are manufactured by Research in Motion, or RIM. Further, our ability to timely and efficiently implement the spectrum reconfiguration plan in connection with the FCC’s Report and Order is dependent, in part, on Motorola.

Note 7.    Intangible Assets

		December 31, 2005			December 31, 2004
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Indefinite life intangible assets
Goodwill	Indefinite	$21,315	$—	$21,315	$4,401	$—	$4,401
FCC licenses	Indefinite	18,023	—	18,023	3,376	—	3,376
Trademarks	Indefinite	416	—	416	16	—	16

		39,754	—	39,754	7,793	—	7,793

Definite life intangible assets
Customer relationships	3 to 5 years	$9,953	$(1,302)	$8,651	$35	$(6)	$29
Trademarks	10 years	900	(34)	866	—	—	—
Other	Up to 5 years	73	(10)	63	19	(5)	14

		10,926	(1,346)	9,580	54	(11)	43

Total intangible assets		$50,680	$(1,346)	$49,334	$7,847	$(11)	$7,836

Indefinite Life Intangibles

We have identified goodwill, spectrum licenses and our Sprint and Boost Mobile trademarks as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of the goodwill is allocated to the wireless segment. Goodwill includes a portion of value for assembled workforce, which is not separately classified from goodwill in accordance with SFAS No. 141.

The changes in the carrying value of goodwill are as follows:

	(in millions	)
Balance, December 31, 2004	$4,401
Goodwill acquired through Nextel merger	15,573
Goodwill acquired through PCS Affiliate acquisitions	1,341

Balance, December 31, 2005	$21,315

We hold several kinds of licenses to deploy our services: 1.9 gigahertz, or GHz, PCS licenses utilized in our CDMA network, 800 megahertz, or MHz, and 900 MHz licenses utilized in our iDEN network, and 2.5 GHz licenses that we use for first generation wireless internet access services. We also hold 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. Spectrum licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. At present there is no competing technology on the horizon that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

The Sprint and Boost Mobile trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands.

Definite Life Intangibles

Definite life intangibles consist primarily of customer relationships of which $9.5 billion was acquired through our merger with Nextel. Customer relationships are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangibles primarily include the Nextel and Direct ConnectSM trade names, which will be amortized over 10 years on a straight-line basis. Based on the definite life intangibles as of December 31, 2005, amortization expense will be $3.2 billion in 2006, $2.5 billion in 2007, $1.8 billion in 2008, $1.1 billion in 2009 and $0.5 billion in 2010.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, prior to the August 12, 2005 merger date, Nextel surrendered its spectrum rights in the 700 MHz spectrum band and certain portions of its spectrum rights in the 800 MHz band, and received spectrum rights in the 1.9 GHz band and spectrum rights in a different part of the 800 MHz band and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan. Based on the FCC’s determination of the values of the spectrum rights received and relinquished by Nextel, the minimum obligation incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Report and Order requires us to complete the reconfiguration plan within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. If, as a result of events within our control we fail to complete the reconfiguration plan within the 36-month period, we could be subject to actions, which could be material. In addition, a financial reconciliation is required to be completed in 2008 at the end of the reconfiguration implementation, at which time we are required to make a payment to the U.S. Department of the Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above.

At August 12, 2005, we had recorded a liability of $403 million associated with the then-estimated portion of the reconfiguration costs that represented our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. As of December 31, 2005, we reduced that estimate by $137 million, through a reduction in goodwill, to reflect updated estimates of these costs. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the spectrum license intangible asset, consistent with our accounting and capitalization policy.

Certain of our reconfiguration costs which we will submit to an FCC appointed Transition Administrator seeking credit against our $2.8 billion obligation are based on estimated allocations between reconfiguration activity and our normal network growth. These estimated allocations may vary depending on key assumptions including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on final assessments made at the conclusion of the reconfiguration program process. Since we, the Transition Administrator and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these network costs.

Note 8.    Restructuring and Asset Impairments

Organizational Realignment

In late 2003, we initiated a company-wide effort to create a more efficient cost structure by realigning internal resources to enhance our focus on the needs and preferences of two distinct consumer types–businesses and individuals. In conjunction with the market-facing realignment, we also undertook initiatives to improve productivity.

We recognized related pre-tax charges of $59 million in 2003 and $130 million in 2004 primarily associated with severance benefits associated with the involuntary employee separation of approximately 5,400 employees. We have completed substantially all activities related to this realignment, and in the fourth quarter 2005, we completed an analysis to finalize original estimates. This analysis resulted in an $11 million reduction in liabilities. The remaining $6 million commitment has been reclassified as other current liabilities.

Web Hosting Wind-down

In 2003, we announced the wind-down of web hosting services offered by Long Distance. This decision resulted in a $316 million pre-tax charge for asset impairments. This wind-down, along with related restructurings in other Long Distance operations, also resulted in pre-tax charges of $60 million in 2003, $63 million in 2004 and $9 million in 2005, primarily related to facility lease terminations. As of December 31, 2005, substantially all activities associated with this wind-down have been completed; however, we continue to be obligated under facility leases that expire from 2007 through 2014.

Wireless Billing Platform Termination

In 2003, we announced the termination of the development of a new billing platform in Wireless. This decision resulted in pre-tax charges of $351 million, consisting of $339 million for asset impairments and $12 million for

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other contractual obligations. In 2004, we recorded an expense reduction of $2 million as a result of finalizing the contractual obligations associated with this action.

The 2005, 2004 and 2003 restructuring activity is summarized as follows:

	2005 Activity
	December 31, 2004 Liability Balance	Total Restructuring Charge	Cash Payments	Reclasses to Other Liabilities	December 31, 2005 Liability Balance
	(in millions)
Restructuring Events
Organizational Realignment
Severance	$67	$(8)	$(55)	$(4)	$—
Other exit costs	8	(3)	(3)	(2)	—
Web Hosting Wind-down
Other exit costs	93	9	(24)	—	78

Total	$168	$(2)	$(82)	$(6)	$78

	2004 Activity
	December 31, 2003 Liability Balance	Total Restructuring Charge	Cash Payments	December 31, 2004 Liability Balance
	(in millions)
Restructuring Events
Organizational Realignment
Severance	$54	$122	$(109)	$67
Other exit costs	—	8	—	8
Web Hosting Wind-down
Severance	6	(2)	(4)	—
Other exit costs	45	65	(17)	93
Wireless Billing Platform Termination
Other exit costs	12	(2)	(10)	—

Total	$117	$191	$(140)	$168

	2003 Activity
	December 31, 2002 Liability Balance	Total Restructuring Charge	Cash Payments	December 31, 2003 Liability Balance
	(in millions)
Restructuring Events
Organizational Realignment
Severance	$—	$59	$(5)	$54
Web Hosting Wind-down
Severance	—	15	(9)	6
Other exit costs	—	45	—	45
Wireless Billing Platform Termination
Other exit costs	—	12	—	12

Total	$—	$131	$(14)	$117

Note – during 2003, we also finalized estimates related to prior years’ restructuring activities, resulting in a $52 million reduction in liabilities, and reclassification of remaining liabilities to other current liabilities.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Asset Impairments

In 2005, we incurred a $77 million asset impairment related to the write-off and removal from service of certain internal-use software systems that are no longer being utilized by Local. We also incurred $19 million in asset impairments related to hurricane damage, which were substantially recovered from insurance carriers. Also in 2005, we recorded $50 million in asset impairments related to the write-down of various software applications.

In 2004, we determined that business conditions and events occurring in 2004 and impacting our Long Distance operations constituted a “triggering event” requiring an evaluation of the recoverability of the Long Distance long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The industry-wide business conditions and events included the continuing impacts of the highly-competitive Long Distance market, the related aggressive pricing, recent changes in the regulatory climate negatively impacting the long-term ability of Long Distance to bridge the last mile in the consumer and small business market segments, product substitution and customers’ accelerated demands for cost-effective, advanced, IP-driven telecommunications solutions requiring transparent wireline and wireless connectivity. In light of these industry-wide business conditions and events, we reevaluated our strategy and financial forecasts in 2004.

Evaluations of asset recoverability are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. Due to the integrated nature of the long distance network, we conducted our testing of the asset group at the Long Distance entity level (excluding assets held for sale), as this is the lowest level for which identifiable cash flows are available. Further, it was concluded that the fiber-optic backbone constituted the primary asset of the Long Distance asset group. Accordingly, cash flows were projected over the remaining useful life of the fiber-optic backbone. These cash flow projections reflect estimated future operating results, considering all relevant circumstances and events, and estimated capital expenditures required to maintain, but not to increase, the service potential of the asset group. The resulting undiscounted future cash flows were less than the carrying value of the Long Distance asset group, requiring that the asset group be reduced to fair value.

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

Also in 2004, we completed the sale of our wholesale Dial IP business for $34 million, resulting in a pre-tax non-cash charge of $21 million.

In 2003, we recorded a pre-tax, non-cash charge of $1.2 billion related to the write-down in the carrying value of our BRS spectrum. Our evaluation of our business use for this asset resulted in a decision to end pursuit of a residential fixed wireless strategy. This decision required an impairment analysis of the asset. As a result of our merger, we have increased our BRS spectrum holdings, and intend to use this spectrum in combination with other spectrum holdings to offer wireless interactive multimedia services.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.    Long-term Debt and Capital Lease Obligations

Our long-term debt and capital lease obligations at year-end were as follows:

	December 31, 2004	Acquired Debt and Borrowings	Retirements and Repayments of Principal and Other	December 31, 2005
	(in millions)
Senior notes due 2007 to 2032
4.78% to 9.50%, including fair value hedge adjustments of $19 and $(17), and deferred premiums of $0 and $332 net of unamortized discounts of $31 and $65	$15,919	$6,559	$(1,039)	$21,439
Bank credit facilities due 2006 and 2010
4.775%, including deferred premium of $0 and $15 net of an unamortized discount of $0 and $9	—	6,406	(3,200)	3,206
Debentures and notes due 2013 to 2022
6.75% to 9.25%	400	—	—	400
First mortgage bonds due 2008 to 2025
6.75% to 9.79%, net of unamortized discounts of $2 and $2	579	—	(114)	465
Capital lease obligations
4.11% to 11.174%	215	43	(95)	163
Other	91	6	(91)	6

	17,204	$13,014	$(4,539)	25,679

Current maturities of long-term debt	(1,288)			(5,047)

Long-term debt and capital lease obligations	$15,916			$20,632

Senior Notes

As of December 31, 2005, we have $21.4 billion in principal amount of convertible and senior serial redeemable notes. This balance primarily consists of newly acquired debt from the merger with Nextel of $5.8 billion, the acquisition of PCS Affiliates of $659 million and the existing debt of one of our subsidiaries of $14.9 billion. Cash interest on these notes is payable semiannually in arrears. We may choose to redeem some or all of these notes at the then applicable redemption price, plus accrued and unpaid interest. The $607 million in aggregate principal amount of our 5.25% notes are convertible at the option of the holders into our Series 1 common stock at any time prior to redemption, repurchase or maturity at an effective conversion price of $57.23 per share. As of December 31, 2005, senior notes also included $130 million of debt associated with a consolidated variable interest entity.

Our weighted average effective interest rate related to these borrowings was 7.0% for the year-ended December 31, 2005 and 7.1% for the year-ended 2004. The effective interest rate includes the effect of interest rate swap agreements accounted for as fair value hedges. See note 12 for more details regarding interest rate swaps.

In February 2006, we completed the redemption of all of our outstanding 9.5% senior redeemable notes due 2011, of which $85 million in aggregate principal amount was outstanding as of December 31, 2005. As of December 31, 2005, we have recorded $93 million of restricted cash in prepaid expenses and other current assets to satisfy this obligation.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Credit Facilities

As of December 31, 2005, our bank credit facilities provide for total unsecured financing capacity of $10.2 billion, of which we have borrowed $3.2 billion and have $2.5 billion of outstanding letters of credit, resulting in $4.5 billion of available revolving credit.

On December 19, 2005, we entered into a new bank credit facility, consisting of a five year $6.0 billion revolving credit facility and a 364 day $3.2 billion term loan, for a total unsecured financing capacity of $9.2 billion. Under the terms of this new loan, the interest rate equates to the London Interbank Offered Rate, or LIBOR, or the prime rate plus a spread that varies depending on the applicable borrower’s or guarantor’s credit ratings. The $6.0 billion revolving credit facility is also subject to a facility fee on the total facility which is payable quarterly. Facility fees can vary between 4 to 15 basis points based upon our credit ratings. This facility replaces the existing Nextel credit agreement, which included a $4.0 billion revolving credit facility and a $2.2 billion term loan. In connection with the execution of the new credit agreement, the $3.2 billion term loan was used to refinance the outstanding term loan and revolving credit loans under the existing Nextel credit agreement, which was terminated in connection with entering into the new credit agreement.

The transaction related to the term loan was accounted for as a modification of debt in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, because the terms of the new loan were not substantially different from the terms of the original loan. Thus, the $15 million unamortized premium associated with the original $2.2 billion loan will be amortized over the remaining life of the new loan.

The refinancing of the revolving credit facility was accounted for in accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Because the borrowing capacity of the new facility is greater than the borrowing capacity of the original facility, any unamortized discount plus any debt issue costs are deferred and amortized over the remaining term of the new facility. Thus, $9 million of unamortized discount and $4 million of debt issue costs will be amortized over the remaining life of the new facility.

The $2.5 billion of letters of credit that were outstanding under the Nextel credit agreement remain outstanding under the new $6.0 billion revolving credit facility. We also have an additional $118 million of outstanding letters of credit as of December 31, 2005 used for various financial obligations.

Our credit facility requires compliance with a financial ratio test as defined under the credit agreement. The maturity dates of the loans may accelerate if we do not comply with the financial ratio test. As of December 31, 2005, we were in compliance with the financial ratio test under our credit facility. We are also obligated to repay the loans if certain change of control events occur. Borrowings under the facility are unsecured.

Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2005, we have satisfied the conditions under this facility.

The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness, including guaranteeing obligations of other entities, creating liens, consolidating, merging or selling all or substantially all of our and their assets and entering into transactions with affiliates. Although these covenants are similar to those contained in our previous credit facility, they have been revised under the new credit facility to provide us with greater operating flexibility.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, we entered into a revolving credit facility of $1.0 billion. This facility is unsecured and is structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option. In connection with the execution of the new credit agreement, on December 16, 2005, we amended this facility to allow Nextel to participate in the new facility. We had no outstanding borrowings against this facility as of December 31, 2005.

Debentures

As of December 31, 2005, we have $400 million in principal amount of debentures. This balance is comprised of $50 million in principal amount of our 6.75% debentures due 2013, $150 million in principal amount of our 9.00% debentures due 2019 and $200 million in principal amount of our 9.25% debentures due 2022. Cash interest on these debentures is payable semiannually in arrears. These debentures are not redeemable prior to maturity.

Mortgage Bonds

As of December 31, 2005, we have $465 million in first mortgage bonds. Cash interest on these bonds is payable semiannually in arrears. These bonds are made up of redeemable and non-redeemable bonds and are secured by $13.6 billion of gross property, plant and equipment.

Capital Lease Obligations

As of December 31, 2005, we have $163 million in capital lease obligations primarily for the use of communication switches, which are secured by $415 million of gross property, plant and equipment.

Other

In December 2005, we terminated two accounts receivable asset securitization facilities that provided us with up to $1.2 billion of additional liquidity. Neither facility had an outstanding balance when it was terminated, and both were scheduled to expire during 2006.

The indentures and financing agreements of certain of our subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by us. As a result, $432 million of those subsidiaries’ $2.7 billion total retained earnings were restricted as of December 31, 2005. The flow of cash in the form of advances from the subsidiaries to us is generally not restricted.

We are currently in compliance with all restrictive and financial covenants associated with our borrowings. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

2004 Retirements

In 2004, we purchased and retired a total of $1.4 billion of our senior notes before their scheduled maturities in exchange for cash. As a result, we recorded a loss due to the premium paid of $60 million and wrote-off $12 million of unamortized debt costs associated with this repayment. We also paid $13 million in cash to complete an early buy out on certain capital lease obligations.

2003 Retirements

In 2003, we purchased and retired $1.5 billion of our long-term debt before scheduled maturities. The prepayments consisted of current maturities of a $300 million Export Development Canada loan with an interest rate of 2.8% and $34 million of our senior notes with interest rates ranging from 5.7% to 5.9%. The prepayments

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also included $84 million of Local’s first mortgage bonds with interest rates ranging from 9.1% to 9.3% and maturity dates ranging from 2019 to 2021. We recorded a loss due to a premium paid of $2 million associated with these prepayments. We also completed a tender offer to purchase $1.1 billion principal amount of our senior notes before their scheduled maturities. The notes had interest rates ranging from 5.7% to 5.9% and maturity dates ranging from 2003 to 2004. A loss was recorded due to a premium paid of $19 million associated with these prepayments.

Future Maturities of Long-term Debt and Capital Lease Obligations

For the years subsequent to December 31, 2005, scheduled annual principal payments of long-term debt, including our bank credit facility and capital lease obligations outstanding, as of December 31, 2005 are as follows:

(in millions)
2006	$5,027
2007	1,650
2008	1,368
2009	608
2010	748
Thereafter	16,007

25,408
Add net deferred premium	271

$25,679

Included in the above schedule are payments to be made in connection with various capital lease obligations. A substantial portion of the capital lease payments will be in Japanese yen and we already satisfied this obligation by depositing the present value of the future yen payment obligations at various banks. These amounts are included on the accompanying consolidated balance sheet in other assets.

Note 10.    Equity Unit Notes

In 2001, we completed a registered offering of 69 million equity units, each with a stated amount of $25. Each equity unit initially consisted of a corporate unit. Each corporate unit consisted of a forward purchase contract and $25 principal amount of senior notes, or Notes, of our wholly-owned subsidiary, Sprint Capital Corporation. The corporate unit could be converted by the holder into a treasury unit consisting of the forward purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The underlying Notes, or treasury portfolio, were pledged to us to secure the holder’s obligations under the forward purchase contract.

Forward Purchase Contract

As a component of the equity units, the forward purchase contracts originally obligated the holders to purchase, and obligated us to sell, on August 17, 2004, a variable number of newly issued shares of PCS common stock, which became FON common stock as a result of the recombination. These forward purchase contracts included a provision permitting the equity unit holders to benefit from or “participate” in any dividends declared on the common stock during the contract period. On August 17, 2004 the forward purchase contracts were settled by the issuance of approximately 35 million shares of FON common stock in exchange for $1.7 billion in cash.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes

The Notes were originally issued as part of the equity units and had an interest rate of 6.0% for a notional amount of $1.7 billion. In May 2004, we purchased $750 million principal amount of the Notes before their scheduled maturity. As a result, we recognized a $29 million loss in other income due to the premium paid and the write-off of unamortized debt issuance costs.

The interest rate on the Notes was reset to 4.8% on May 24, 2004, after a successful remarketing, and after the remarketing the Notes were no longer pledged to secure the obligations under the original forward purchase contracts.

As of December 31, 2005, $880 million of the remarketed Notes, which are due in August 2006, are included in current portion of long-term debt and capital lease obligations on the accompanying consolidated balance sheets.

Note 11.    Seventh Series Redeemable Preferred Stock

The redeemable preferred stock outstanding at year-end is as follows:

	December 31,
	2005	2004
	(in millions)
Seventh series preferred stock – stated value $1,000 per share, 300,000 shares authorized, 246,766 shares outstanding, voting, cumulative $6.73 quarterly dividend rate	$247	$247

The Seventh series preferred stock is currently convertible into approximately 32.5 shares of voting common stock for each Seventh series share. The Seventh series preferred stock is mandatorily redeemable in November 2008 at the stated value plus any accrued but unpaid dividends. On February 28, 2006, notices were sent out to holders of our Seventh series preferred stock with our intent to redeem the preferred stock. We expect to close on March 31, 2006 for a redemption price of $1,000 per outstanding share plus accumulated unpaid dividends.

Note 12.    Derivative Instruments and Hedging Activities

Risk Management Policies

Our derivative instruments typically include interest rate swaps, stock warrants, option contracts, and foreign currency forward and option contracts. We primarily use our derivative transactions to hedge our exposure to the market risks associated with unfavorable movements in interest rates, equity prices, and foreign currencies. Our board of directors has authorized us to enter into derivative transactions, and all transactions comply with our risk management policies.

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. Specific interest rate risks include the risk of increasing interest rates on short-term debt, the risk of increasing interest rates for planned new fixed rate long-term financing and the risk of increasing interest rates for planned refinancings using long-term fixed rate debt.

Exposure to strategic investments in other companies includes the risk that unfavorable changes in market prices could adversely affect earnings and cash flows. We may also obtain equity rights in other companies, usually in the form of warrants to purchase common stock of the companies. These equity rights are typically obtained in connection with commercial agreements or strategic investments.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We enter into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Our primary transaction exposure results from net payments made to and received from overseas telecommunications companies for completing international calls made by our domestic customers and the operations of our international subsidiaries.

Interest Rate Swaps

As of December 31, 2005, we held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes. On December 31, 2005, the rate we would pay averaged 7.0% and the rate we would receive was 7.2%.

Our interest rate swaps meet all the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in order to apply the shortcut method in accounting for these instruments. Under the shortcut method we can assume that our interest rate swaps are perfectly effective in hedging our interest rate risk. As a result, we recognize all changes in the fair values of these instruments in accumulated other comprehensive loss on the Consolidated Balance Sheets, with no impact on earnings during the life of the swap. We held only fair-value hedges during 2005 and 2004.

Our interest rate swap activity generated a net liability of $18 million at December 31, 2005 compared to a net asset of $19 million as of December 31, 2004, resulting from changes in the fair value of the interest rate swaps. As the swaps have been deemed perfectly effective, an offset was recorded to the underlying long-term debt.

During the fourth quarter 2005 we entered into a series of interest rate collars associated with the anticipated issuance of debt by Local at the time of its expected spin-off in 2006. These collars have been designated as cash flow hedges in Local’s standalone financial statements against the variability in interest payments that would result from a change in interest rates before the debt is issued at the time of the spin-off. However, because the forecasted interest payments of debt will occur after the subsidiary is spun-off, the derivative instruments do not qualify for hedge accounting treatment in our consolidated financial statements, and so changes in the fair value of these instruments are recognized in earnings during the period of change. During the fourth quarter 2005, the fair value of these derivatives decreased, resulting in a pre-tax loss of $18 million as of December 31, 2005.

Stock Warrants

The stock warrants are not designated as hedging instruments and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. Our net derivative gains on stock warrants were immaterial in all periods presented.

Equity Options

We have also entered into a series of option contracts associated with our investment in NII Holdings, Inc. The first of these contracts was not designated as a hedging instrument, and changes in the fair value of the derivative instrument are recognized in earnings during the period of change. The change in fair value of this instrument resulted in a pre-tax loss of $9 million as of December 31, 2005. The remaining instruments are designated as cash flow hedges and meet all the required criteria under SFAS No. 133 and the Derivative Implementation Group Issue No. G-20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, in order to assume that these option contracts are perfectly effective in hedging the market risk associated with our investment in NII Holdings. As a result, we recognize all changes in the fair values of these remaining

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments in accumulated other comprehensive loss on the Consolidated Balance Sheets, with no impact on earnings during the life of the hedging relationship. Changes in fair value of these instruments resulted in an unrealized loss of $16 million at December 31, 2005. These unrealized losses were included in accumulated other comprehensive loss on the Consolidated Balance Sheets. These derivative instruments will be settled by December 31, 2006.

The net purchased equity options embedded in variable prepaid forward contracts are designated as cash flow hedges. During 2005, we used 10.5 million shares of EarthLink common stock to settle the prepaid forward contracts, which resulted in a $9 million pre-tax gain. There are no variable prepaid forward contracts outstanding at December 31, 2005.

Foreign Currency Forward and Option Contracts

Foreign currency forward and option contracts held during 2005 and 2004 were not designated as hedges as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in all periods presented.

Note 13.    Income Taxes

Income tax expense (benefit) allocated to continuing operations consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Current income tax expense (benefit)
Federal	$115	$15	$(672)
State	160	(30)	21

Total current	275	(15)	(651)

Deferred income tax expense (benefit)
Federal	856	(562)	494
State	(26)	(14)	(55)

Total deferred	830	(576)	439

Foreign income tax expense	—	—	—

Total	$1,105	$(591)	$(212)

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$1,017	$(562)	$(176)
Effect of:
State income taxes, net of federal income tax effect	88	(28)	(23)
Credit for research activities	(8)	(2)	(27)
Other, net	8	1	14

Income tax expense (benefit)	$1,105	$(591)	$(212)

Effective income tax rate	38.0%	36.9%	42.1%

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) allocated to other items was as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Discontinued operations	$—	$—	$820
Cumulative effect of change in accounting principle	(10)	—	162
Additional minimum pension liability (1)	(39)	(17)	(12)
Gains on securities (1)	27	2	27
Gains (losses) on qualifying cash flow hedges (1)	7	1	(23)
Stock ownership, purchase and option arrangements (2)	(38)	(25)	(4)

(1)	These amounts have been recorded directly to shareholders’ equity—accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.

(2)	These amounts have been recorded directly to shareholders’ equity—paid-in capital on the accompanying consolidated balance sheets.

We recognize deferred income taxes for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2005 and 2004, along with the income tax effect of each, were as follows:

	December 31, 2005		December 31, 2004
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$1,835	$1,186	$1,050	$1,269
Capital loss carryforwards	354	77	—	—
Accruals and other liabilities	473	335	219	150
Tax credit carryforwards	—	556	—	397
Postretirement and other benefits	—	871	—	842

	2,662	3,025	1,269	2,658
Valuation allowance	(556)	(515)	(220)	(450)

	2,106	2,510	1,049	2,208

Deferred tax liabilities
Property, plant and equipment	—	3,769	—	3,735
Intangibles	—	9,594	—	649
Investments	225	834	—	—
Other	70	—	—	—

	295	14,197	—	4,384

Current deferred tax asset	$1,811		$1,049

Long-term deferred tax liability		$11,687		$2,176

The foreign income (loss) included in income (loss) from continuing operations totaled $27 million in 2005, $(203) million in 2004 and $(141) million in 2003. We have no material un-remitted earnings of foreign subsidiaries.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, we acquired approximately $2.8 billion of potential income tax benefits related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards in the Nextel and PCS Affiliates acquisitions. In 1999 we acquired approximately $193 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of broadband fixed wireless companies. In 1998, we acquired approximately $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of our wireless joint venture, which we call the PCS Restructuring. The benefits from these acquisitions are subject to certain realization restrictions under various tax laws. As of December 31, 2005, a valuation allowance of $820 million remains on these deferred tax benefits. If the benefits for which a valuation allowance has been provided are subsequently recognized, they will first reduce goodwill or intangibles resulting from the application of the purchase method of accounting for these transactions. If goodwill and intangibles related to the acquisition are reduced to zero, any additional tax benefits recognized would reduce tax expense.

In connection with the PCS Restructuring, we are required to reimburse the former cable company partners of the joint venture for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by us produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by us and will be made to the former cable company partners in shares of our stock. The unexpired carryforward benefits subject to this requirement total $202 million.

As of December 31, 2005, we had federal operating loss carryforwards of approximately $7.0 billion and state operating loss carryforwards of approximately $12.7 billion. Related to these loss carryforwards are federal tax benefits of $2.5 billion and state tax benefits of $872 million. In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $5.5 billion and state alternative minimum tax net operating loss carryforwards of $1.1 billion. The loss carryforwards expire in varying amounts through 2025. We also had available capital loss carryforwards of approximately $1.2 billion. Related to these capital loss carryforwards are tax benefits of $431 million. Included in the capital loss carryforward amount is $966 million which expires in 2006. The remaining capital loss carryforward expires in varying amounts through 2009.

We also had available $556 million of federal and state income tax credit carryforwards as of December 31, 2005. Included in this amount are $350 million of income tax credits which expire in varying amounts through 2025. The remaining $206 million do not expire.

The valuation allowance related to deferred income tax assets increased $401 million in 2005 and increased $50 million in 2004. The 2005 increase is primarily related to the Nextel and PCS Affiliate acquisitions.

Management believes it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When we evaluated these and other qualitative factors and uncertainties concerning our industry, we found that they provide continuing evidence requiring the valuation allowance which we currently recognize related to the realization of the tax benefit of our net operating loss and tax credit carryforwards as of December 31, 2005. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.

Note 14.    Discontinued Operations

In 2002, we reached a definitive agreement to sell our directory publishing business, held in the Local segment, to R.H. Donnelley for $2.2 billion in cash. The sale closed on January 3, 2003. The pretax gain recognized in 2003 was $2.1 billion, $1.3 billion after tax. In accordance with SFAS No. 144, Accounting for the Impairment or

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposal of Long-Lived Assets, we have presented the results of operations of the directory publishing business as a discontinued operation in the accompanying consolidated financial statements. Summary financial information is as follows:

Year Ended December 31, 2003
(in millions)
Net operating revenues	$5
Income before income taxes	5

In prior years, we reported the cash flows attributable to these discontinued operations on a combined basis as a single amount. In 2005, these cash flows are no longer reported as a single amount, and have been combined with the cash flows of our continuing operations.

Note 15.    Commitments and Contingencies

Litigation, Claims and Assessments

In 2005, several PCS Affiliates filed lawsuits in various courts, alleging that the merger between Sprint and Nextel would result in breaches of exclusivity provisions in their management agreements with our subsidiaries. Suits were brought by UbiquiTel and UbiquiTel Operating Company, iPCS Wireless, Inc., Horizon Personal Communications Inc. and Bright Personal Communications Services LLC, which are both subsidiaries of iPCS Wireless and Northern PCS Services, LLC. The lawsuits seek, among other things, to enjoin us from engaging in certain post-merger business conduct in the respective service areas of the PCS Affiliates, and unspecified damages caused by the alleged breach. UbiquiTel, Horizon Personal Communications and Bright Personal Communications Services have all entered into forbearance agreements with us governing certain business practices addressed by the litigation until a decision is rendered by the trial court in the lawsuits. We and our subsidiaries intend to defend all of these lawsuits vigorously.

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In early 2005, the court denied defendants’ motion to dismiss the complaint and discovery is proceeding. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously.

In 2003, certain participants in the Sprint Nextel Retirement Savings Plan and the Sprint Nextel and Centel Retirement Savings Plans for Bargaining Unit Employees filed suit in the U.S. District Court for the District of Kansas against us, the committees that administer the plans, the plan trustee, and various current and former directors and officers. The consolidated lawsuit alleges that defendants breached their fiduciary duties to the plans and violated the Employee Retirement Income Security Act of 1974, or ERISA, statutes by making the company matching contribution in company stock and by including company stock among the thirty investment options offered to plan participants. The lawsuit seeks to recover any decline in the value of our tracking stocks during the class period. A settlement agreement has been filed with the court and is subject to final court approval. The settlement calls for us to make certain changes to the savings plans, to allow for vesting of certain Sprint Nextel stock in the accounts of certain former employees, and to distribute $4 million in cash to former employees who no longer have accounts in the savings plans. We have insurance coverage for the cash component of this settlement.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain current and former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the court in April 2004.

A number of putative class action cases that allege Sprint Communications Company LP failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class has been certified. In 2002, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties now are proceeding with litigation and/or settlement negotiations on a state by state basis. In 2001, we accrued an expense reflecting the estimated settlement costs of these suits.

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations or our business segments.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, prior to the August 12, 2005 merger date, Nextel surrendered its spectrum rights in the 700 MHz spectrum band and certain portions of its spectrum rights in the 800 MHz band, and received spectrum rights in the 1.9 GHz band and spectrum rights in a different part of the 800 MHz band and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan. Based on the FCC’s determination of the values of the spectrum rights received and relinquished by Nextel, the minimum obligation incurred under the Report and Order will be $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. See note 7 for further information.

Operating Leases

We lease various equipment, office facilities, retail outlets and kiosks, switching facilities, transmitter and receiver sites and spectrum under operating leases. The non-cancelable portion of these leases ranges from monthly up to 25 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with up to 5 renewal options for 5 years each.

As of December 31, 2005, our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, data processing equipment and office space were as follows (in millions):

2006	$1,475
2007	1,423
2008	1,325
2009	1,237
2010	1,105
Thereafter	9,814

Total rental expense was $1.4 billion in 2005, $1.1 billion in 2004, and $1.2 billion in 2003.

Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

Commitments

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under some of the more significant agreements are $2,427 million in 2006, $1,885 million in 2007, $1,412 million in 2008, $1,180 million in 2009, $603 million in 2010 and $577 million thereafter. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product.

We had about $5 billion of open purchase orders for goods or services as of December 31, 2005 that are enforceable and legally binding and that specify all significant terms, but were not recorded as liabilities as of December 31, 2005. These outstanding commitments consist primarily of network equipment and maintenance, access commitments, advertising and marketing, information technology services and customer support provided by third parties, handset purchases and other expenses related to normal business operations. We expect substantially all of these commitments to become due in the next twelve months as services are rendered or goods are received. Certain of these service and other contracts are in the process of being re-negotiated as a result of our merger with Nextel, and could result in changes to these minimum commitments, which could be material.

Environmental Compliance

We have identified seven sites, not currently owned or operated by us, that formerly contained manufactured gas plants that may have been owned or operated by entities acquired by one of our subsidiaries before we acquired it. We and the current land owner of the site in Columbus, Nebraska are working with the Environmental Protection Agency, or EPA, pursuant to an administrative consent order. Amounts expended pursuant to the order are not expected to be material. We are negotiating with the EPA as to whether clean up is required at two additional sites. In addition, our subsidiary has entered into agreements with another potentially responsible party to share costs in connection with four of the sites, including two of those where the EPA is involved. We are

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

working to assess the scope and nature of these sites and our potential responsibility. Other environmental compliance and remediation expenditures result mainly from the operation of standby power generators for our telecommunications equipment. These expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Note 16.    Capital Stock and Stock Rights

We have the authority to issue 6,620,000,000 shares of capital stock as follows:

•	6,000,000,000 shares of Series 1 voting common stock, par value $2.00 per share;

•	500,000,000 shares of Series 2 voting common stock, par value $2.00 per share;

•	100,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, no par value per share

Classes of Common Stock

Series 1 Common Stock

The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders.

Series 2 Common stock

The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock.

We paid a dividend of $0.025 per share on the common stock, Series 1, the common stock, Series 2, and the non-voting common stock in the third and fourth quarters 2005. The non-voting common stock was issued in the Sprint-Nextel merger in August 2005. We paid a dividend of $0.125 per share on the common stock, Series 1 in the first two quarters of 2005 and in each of the quarters of 2004 and 2003 and a dividend of $0.125 per share on the common stock, Series 2 in the first two quarters of 2005 and in each of the last three quarters of 2004. The common stock, Series 2 was issued at the time of the recombination of the PCS common stock and the FON common stock in April 2004.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Future Grants

As of December 31, 2005, Series 1 common stock reserved for future grants under plans providing for the grant of stock options and other equity-based awards, future grants under the employees stock purchase plan or future issuances under various other arrangements included:

Shares
(in millions)
Employee stock purchase plan	25.6
Employee savings plans	22.4
Automatic dividend reinvestment plan	2.3
Officer and key employees’ and directors’ stock options and other equity-based awards	109.5
Conversion of mandatorily redeemable preferred stock	8.0
5.25% convertible debt conversion rights	10.3
Conversion of non-voting common stock	37.6
Other	0.1

215.8

Note 17.    Stock Plans

Management Incentive Stock Option Plan

Under the Management Incentive Stock Option Plan, or MISOP, before 2003 we granted stock options to employees eligible to receive annual incentive compensation. Eligible employees could elect to receive stock options in lieu of a portion of their target incentive under our annual incentive compensation plans. The options generally became exercisable on December 31 of the year granted and have a maximum term of 10 years. Under the MISOP, we also granted stock options to executives in lieu of long-term incentive compensation, or LTIP-MISOP options. The LTIP-MISOP options generally became exercisable on the third December 31 following the grant date and have a maximum term of 10 years. MISOP options were granted with exercise prices equal to the market price of the underlying common stock on the grant date. No new options may be granted under this plan after April 2005. As of December 31, 2005, options to buy approximately 40.0 million common shares were outstanding.

Long-Term Stock Incentive Program

Under the 1997 Long-Term Stock Incentive Program, or the 1997 Program, we can grant stock options, restricted stock and restricted stock units and other equity based awards to directors and employees. In the 1997 Program the number of shares available for grant increases each year until 2007. No awards may be granted under the plan after April 2007. On January 1, 2006, the number of shares authorized by the 1997 Program increased by approximately 43.8 million shares. As of December 31, 2005, this plan authorized equity-based awards for approximately 146.0 million common shares, and 61.0 million common shares remained available.

Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions on the shares lapse. In addition, beginning with the 2005 awards, the number of restricted stock units granted is based on performance criteria as well. The 2005 awards vest 100% three years from the date of grant.

The 2005 stock option awards for executives holding titles of Senior Vice President or above, including our Chief Executive Officer, have a strike price equal to 110% of the market value of the underlying stock on the grant date. All other executives received stock options with a strike price equal to 100% of fair market value on the grant date. The 2005 stock option award for all participants will vest 25% per year on each of the anniversaries of the date of grant and will have a maximum term of 10 years.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under our Restricted Stock Plan, we granted restricted stock to officers and key employees. Employees granted restricted stock are not required to pay for the shares but must remain employed with us until the restrictions on the shares lapse. The restricted stock vests at a rate of 33.3% per year on each of the first three anniversaries of the grant date. No restricted stock was granted in 2005.

Under the Sprint Retention Program, if the employment of a holder of an equity award is involuntarily terminated other than for cause within one year of the Nextel merger, then unvested equity awards held by that holder for at least one year at the end of the holders’ severance period will fully vest at that time.

Nextel Incentive Equity Plan

As a result of the Sprint-Nextel merger, outstanding Nextel deferred shares, which constitute an agreement to transfer shares upon the performance of service over a defined period of time, and grants of options to purchase shares of Nextel common stock were converted into Sprint Nextel Series 1 deferred shares or options to purchase a number of shares of Sprint Nextel Series 1 common stock equal to the number of shares of Nextel common stock subject to the corresponding Nextel options or deferred shares multiplied by 1.3, with a corresponding adjustment to the option strike price.

The Nextel Incentive Equity Plan, or Nextel Equity Plan, was approved by Nextel’s shareholders before the Nextel merger. This plan provides for the issuance to directors, officers, employees and consultants of our common stock (giving effect to the conversion ratio in the merger) upon the exercise or issuance of a variety of forms of equity rights, including grants of options to purchase stock and deferred shares. As of December 31, 2005, this plan authorized equity-based awards for approximately 132.9 million common shares and 48.5 million common shares remained available. Typically, nonqualified stock options to purchase stock were granted under the Nextel Equity Plan, and such options that currently are outstanding generally:

•	have been granted at prices equal to or exceeding the market value of the stock on the grant date;

•	vest on a monthly basis over periods up to four years; and

•	expire ten years from date of grant.

If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel, or, in the case of specified executives, if the employee terminates their employment for “good reason” as defined in the plan, then that holder’s unvested options immediately vest or otherwise become payable, subject to some limits. A change of control was deemed to have occurred as a result of the Sprint-Nextel merger.

The Nextel Equity Plan also provides for the grant of deferred shares at no cost to selected employees generally in consideration of future services. These deferred shares generally vest over a service period ranging from several months to four years. An accelerated vesting schedule may be triggered in the event of a change in control. Accelerated vesting was triggered with respect to certain deferred shares granted prior to the Sprint-Nextel merger as a result of the Sprint-Nextel merger.

Employee Stock Purchase Plan

Under our Employees Stock Purchase Plan, or ESPP, eligible employees may subscribe quarterly to purchase shares of Series 1 common stock through payroll deductions of up to 20% of eligible compensation. The purchase price is equal to 90% of market value on the last trading day of each quarter. The aggregate number of shares purchased by an employee may not exceed 9,000 shares or $25,000 of fair market value in any calendar year, subject to limitations imposed by Section 423 of the Internal Revenue Code.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, this plan authorized for purchase approximately 25.6 million shares, net of elections made in 2005 by employees participating in the fourth quarter 2005 offering under the ESPP to purchase approximately 720,000 common shares in the first quarter 2006. Employees purchased these shares for $21.11.

Fair Value Disclosures

In connection with the Nextel merger, Nextel stock options were converted into Sprint Nextel stock options with the shares issuable and exercise prices of the options adjusted based on an exchange ratio of 1.3 shares of Sprint Nextel common stock for each share of Nextel common stock. The value of these awards was calculated by applying the fair value method under SFAS No. 123, as amended by SFAS No. 148. The fair value was calculated on the stock options outstanding on the date of completion of the merger.

The following table reflects the weighted average fair value per option granted, as well as the significant weighted average assumptions used in determining those fair values using the Black-Scholes pricing model for the converted Nextel stock options, as well as the stock options issued under the 1997 Program. The following information related to PCS common stock has not been adjusted to reflect the recombination of our tracking stocks.

	Year Ended December 31,
	2005		2004		2003
	Issued in Nextel Merger	Other	FON Common Stock	PCS Common Stock	FON Common Stock	PCS Common Stock
Fair value on grant date	$12.60	$9.28	$6.43	$6.56	$3.58	$3.16
Risk-free interest rate	4.07%	3.70%	3.13%	3.13%	2.93%	2.93%
Expected volatility	44.8%	44.9%	45.1%	83.30%	45.0%	87.20%
Expected dividend yield	0.40%	2.06%	2.78%	—	4.23%	—
Expected life (years)	3.4	6	6	6	6	6
Options granted (millions)	102.8	7.1	5.1	5.1	10.5	10.5

Restricted Stock Units

We granted 3.5 million restricted stock units in 2005, which vest after three years, and 1.1 million of these restricted stock units are performance based. The weighted average fair value per unit was $24.76.

Employees Stock Purchase Plan

Prior to the Sprint-Nextel merger, Nextel employees elected, under the Nextel Associate Stock Purchase Plan, to purchase approximately 244,000 shares of common stock. As a result of the Sprint-Nextel merger, we issued these shares to the former Nextel employees. Using the Black-Scholes pricing model, the weighted average fair value was $3.42 per share.

During the 2004 ESPP offering that ended in June 2005, employees elected to purchase approximately 3.6 million common shares. Using the Black-Scholes pricing model, the weighted average fair value was $3.19 per share.

During the 2003 ESPP offering that ended in June 2004, employees elected to purchase approximately 1.8 million FON and 7.2 million PCS shares. Using the Black-Scholes pricing model, the weighted average fair value was $4.11 per share for each FON election and $2.52 per share for each PCS election. Because of the recombination of the tracking stocks, the elections to purchase PCS shares were converted into elections to purchase FON shares.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Activity under our stock option plans was as follows:

	Shares Under Option	Weighted Average per Share Exercise Price
	(in millions)
Outstanding December 31, 2002	135.2	$28.04
Granted	15.8	10.73
Exercised	(1.2)	12.38
Forfeited/expired	(9.2)	27.84

Outstanding December 31,2003	140.6	26.25
Granted	7.7	18.08
Exercised	(10.9)	14.43
Forfeited/expired	(10.0)	31.39

Outstanding December 31,2004	127.4	26.35
Nextel option exchange	102.8	21.08
Granted	7.1	25.30
Exercised	(28.6)	15.32
Forfeited/expired	(9.5)	34.74

Outstanding December 31, 2005	199.2	24.75

The following is a summary of the status of employees’ stock options outstanding and exercisable as of December 31, 2005:

	Option Outstanding			Option Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(years)		(in millions)
$2.00 - $9.99	20.2	5.98	$6.79	14.4	$6.41
10.00 - 19.99	58.3	6.36	15.47	36.3	15.20
20.00 - 29.99	74.0	6.17	22.98	48.3	23.02
30.00 - 39.99	15.4	3.08	36.84	15.3	36.84
40.00 - 49.99	24.9	4.22	47.93	24.9	47.93
50.00 - 79.99	5.3	3.70	58.92	5.3	58.92
80.00 - 139.99	1.1	2.99	107.22	1.1	107.22

The number of shares exercisable and their weighted average exercise prices were 145.6 million shares at $27.10 in 2005, 101.4 million shares at $29.04 in 2004, and 103.3 million shares at $29.36 in 2003.

Note 18.    Employee Benefit Plans

Defined Benefit Pension Plan

Most of our legacy Sprint employees are participants in a noncontributory defined benefit pension plan. Benefits for plan participants belonging to unions are based on negotiated schedules. For non-union participants, pension benefits are based on years of service and the participants’ compensation.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time of the merger with Nextel, we did not extend plan participation to former Nextel employees. Additionally, as of December 31, 2005, the pension plan was amended to freeze benefit accruals for plan participants not designated to work for Embarq. This amendment was treated as a curtailment under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. We recognized a $4 million curtailment loss. This amendment also resulted in a $233 million reduction in the projected benefit obligation, which is offset against existing unrecognized losses.

We use a December 31 measurement date for our pension plan.

The following table shows the changes in the projected benefit obligation:

	Year Ended December 31,
	2005	2004
	(in millions)
Benefit obligation at beginning of year	$4,466	$4,038
Service cost	134	133
Interest cost	264	250
Amendments	8	12
Curtailment	(233)	—
Actuarial loss	252	223
Benefits paid	(208)	(190)

Benefit obligation at end of year	$4,683	$4,466

The plan’s accumulated benefit obligation was $4.6 billion as of December 31, 2005 and $4.1 billion as of December 31, 2004.

The following table shows the changes in plan assets:

	Year Ended December 31,
	2005	2004
	(in millions)
Beginning balance	$3,678	$3,176
Employer contributions	300	300
Investment return	363	392
Benefits paid	(208)	(190)

Ending balance	$4,133	$3,678

The funded status and amounts recognized on the accompanying consolidated balance sheets for the plan were as follows:

	As of December 31,
	2005	2004
	(in millions)
Projected benefit obligation in excess of plan assets	$(550)	$(788)
Unrecognized net losses	1,424	1,551
Unrecognized prior service cost	80	92
Unamortized transition asset	(1)	(2)

Net amount recognized	$953	$853

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized on the accompanying consolidated balance sheets consist of:

	As of December 31,
	2005	2004
	(in millions)
Pension benefit obligations	$(435)	$(451)
Intangible asset	80	92
Accumulated other comprehensive loss	1,308	1,212

Net amount recognized	$953	$853

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, as of December 31, 2005 and 2004 we recorded an additional minimum pension liability representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Recognition of the additional pension liability also resulted in an intangible asset equal to the unrecognized prior service costs and a charge to equity through other comprehensive income (loss).

The following table sets forth these amounts:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Additional minimum liability	$1,388	$1,304	$1,289
Intangible asset	80	92	95

Accumulated other comprehensive loss	$1,308	$1,212	$1,194

The tax effect for the charge to accumulated other comprehensive income (loss) was $38 million for 2005, $10 million for 2004, and $12 million for 2003.

This resulted in a net charge to accumulated other comprehensive income (loss) of $58 million for 2005, $8 million for 2004, and $25 million for 2003.

We also maintain a nonqualified defined benefit plan to provide supplemental retirement benefits for certain executives in addition to the benefits provided under the qualified pension plan.

For 2005, an additional minimum pension liability of $2 million was recognized for the nonqualified defined benefit plan with a charge to accumulated other comprehensive income (loss) of $1 million, net of taxes.

For 2004, an additional minimum pension liability of $20 million was recognized for the nonqualified defined benefit plan with a charge to accumulated other comprehensive income (loss) of $13 million, net of taxes.

The net pension expense consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Service cost - benefits earned during the year	$134	$133	$119
Interest on projected benefit obligation	264	250	234
Expected return on plan assets	(328)	(303)	(290)
Amortization of unrecognized transition asset	—	(2)	(3)
Recognition of prior service cost	16	16	15
Recognition of actuarial losses	110	89	33
Curtailment loss – partial freeze of benefit accruals	4	—	—

Net pension expense	$200	$183	$108

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic pension costs:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.00%
Expected blended rate of future pay raises	4.25%	4.25%	4.25%

Weighted average assumptions used to determine benefit obligations:

	As of December 31,
	2005	2004
Discount rate	5.75%	6.00%
Expected blended rate of future pay raises	4.25%	4.25%

In choosing the discount rate, our actuaries construct a hypothetical portfolio of bonds rated AA- or better that produces a cash flow matching the projected benefit payments of the plan. The average yield of this portfolio is used as the discount rate benchmark. For the December 31, 2005 measurement date, this exercise produced a range of yields between 5.67% and 5.87%, and our discount rate was set at 5.75%. For the December 31, 2004 measurement date, the bond matching described above produced a range of yields between 5.86% and 6.04%, guiding us to set the discount rate at 6.0%.

During 2005, the assumption regarding the expected long-term return on plan assets was 8.75%, unchanged from the prior year. After revising the target asset allocation policy in the second half of 2003 to reduce the pension trust’s exposure to equities, we obtained from two investment consulting firms forward-looking estimates of the expected long-term returns for a portfolio invested according to the revised target policy. The average of the two firms’ estimates was 8.77%, guiding a reduction in the assumed long-term return from the prior year’s 9.0% to 8.75%. We validate this assumption each year against estimates provided by our third party actuaries.

The plan’s asset allocations by asset category, are as follows:

	As of December 31,
	2005	2004
Equity securities	65%	66%
Debt securities	14%	17%
Real estate	11%	9%
Alternatives	10%	8%

Total	100%	100%

The pension trust is invested in a well-diversified portfolio of securities. The Employee Benefits Committee has established an investment policy that specifies asset allocation targets and ranges for the trust of: Equities 65% (+/-10%), Debt 15% (+/-5%), Real Estate 10% (+/-5%), and Alternatives 10% (+/-5%). The pension trust holds no Sprint Nextel securities.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

2006	$190
2007	194
2008	199
2009	206
2010	214
2011 – 2015	1,223

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan is expected to be split into two plans in connection with the spin-off of Embarq. No contributions are expected to be made until after the spin-off. Preliminary estimates of these contributions are $100 million for Sprint Nextel. Pension trust asset performance and changes in interest rates in the period leading to the anticipated plan spin-off could significantly affect these estimates.

Defined Contribution Plans

We sponsor defined contribution savings plans covering most employees. Participants may contribute portions of their pay to the plans. For union employees, we match contributions based on negotiated amounts. Through December 31, 2005, we matched contributions of non-union pre-merger Sprint employees in shares of company stock. The matching contribution was equal to 30% of participants’ contributions up to 6% of their pay for 2005 and 25% of participants’ contributions during 2004 and the second half of 2003. The matching contribution for the first half of 2003 was 75%. From the merger date through December 31, 2005, we matched contributions of pre-merger Nextel employees up to 4% of their pay. Our total matching contributions were $56 million in 2005, $29 million in 2004, and $72 million in 2003. In 2006, the pre-merger Nextel plan will be terminated and participants covered by that plan will be eligible to enroll in the amended Sprint Nextel plan. The amended plan will no longer match contributions with company stock, but we will match participants’ contributions up to 5% of their pay.

Postretirement Benefits

We provide postretirement medical benefits to certain employees. We also provide postretirement life insurance to employees who retired before certain dates. Employees who retired before certain dates were eligible for medical benefits at no cost, or at a reduced cost. Employees who retire after certain dates are eligible for medical benefits on a shared-cost basis. We fund the accrued costs as benefits are paid. We use a December 31 measurement date for our postretirement benefit plans.

Because prescription drug coverage is available through Medicare beginning in 2006, we amended the retiree medical plans in the third quarter 2005 to largely eliminate prescription drug coverage for Medicare-eligible retirees. This amendment precipitated a remeasurement of retiree medical expense, using a 5.25% discount rate as of the July 1, 2005 remeasurement date. The amendment decreased the accumulated postretirement benefit obligation, or APBO, by $250 million, and decreased 2005 benefit expense by $13 million.

At the time of the Nextel merger, we did not extend plan participation in the retiree medical plan to former Nextel employees and we amended the plan to only include employees designated to work for Embarq and legacy Sprint employees born prior to 1956. Because the attribution period used to accrue retiree medical benefits begins at age 50, this amendment had no immediate impact on the APBO or expense.

In 2004, we amended certain retiree medical plans to standardize the plan design effective January 1, 2005, eliminating differences in benefit levels. These amendments decreased the accumulated postretirement benefit obligation, or APBO, related to other postretirement benefits by approximately $35 million, and decreased the 2004 net benefit expense by $5 million.

As a result of these amendments, we also recognized the then-anticipated effects of the 2003 Medicare Prescription Drug, Improvement and Modernization Act, or the Act. The Act contains a subsidy to employers who provide prescription drug coverage to retirees that is actuarially equivalent to Medicare Part D. In 2004, we planned to provide such coverage. Analysis of our retiree prescription drug claims data determined that our retiree prescription drug benefit was actuarially equivalent. In estimating the effects of the Act, estimates of participation rates and per capita claims costs were not changed. The effect of recognizing the federal subsidy related to the Act in 2004 was a $67 million reduction in the APBO, and an $11 million reduction in the 2004 net benefit cost. We have accounted for our retiree medical benefit plan in accordance with FASB Staff Position No. 106-2.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in the accumulated postretirement benefit obligation:

	Year Ended December 31,
	2005	2004
	(in millions)
Beginning balance	$967	$1,116
Service cost	13	13
Interest cost	48	56
Plan amendments	(250)	(35)
Actuarial losses (gains)	3	(125)
Benefits paid	(62)	(58)

Ending balance	$719	$967

Amounts included on the accompanying consolidated balance sheets were as follows:

	As of December 31,
	2005	2004
	(in millions)
Accumulated postretirement benefit obligation	$719	$967
Plan assets	(42)	(43)
Unrecognized transition obligation	7	8
Unrecognized prior service benefit	397	204
Unrecognized net loss	(243)	(264)

Accrued postretirement benefits cost	$838	$872

Discount rate	5.75%	6.0%

The net postretirement benefits cost consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Service cost—benefits earned during the year	$13	$13	$14
Interest on accumulated postretirement benefit obligation	48	56	62
Expected return on assets	(3)	(3)	(3)
Recognition of transition obligation	(1)	(1)	(1)
Recognition of prior service cost	(57)	(49)	(45)
Recognition of actuarial losses	28	28	27

Net periodic postretirement benefits cost	$28	$44	$54

Weighted-average assumptions used to determine net periodic postretirement benefit costs:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Assumed return on assets	8.75%	8.75%	9.00%

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates:

	As of December 31,
	2005	2004
Health care cost increases assumed for next year	9.3%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point Increase	One-percentage-point Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	37	(32)

Plan assets totaled $42 million and $43 million as of December 31, 2005 and 2004. We target a 60% allocation to equities and a 40% allocation to debt. The plans hold no Sprint Nextel securities.

We plan to contribute to the postretirement benefit plan an amount equal to the value of benefits and premiums paid.

The expected benefit payments, which reflect expected future service, as appropriate are as follows (in millions):

2006	$66
2007	63
2008	63
2009	64
2010	65
2011 – 2015	323

Note 19.    Communication Towers Lease Transaction

In May 2005, we closed a transaction with Global Signal, Inc. under which Global Signal acquired exclusive rights to lease or operate approximately 6,560 communications towers owned by us for a negotiated lease term, which is the greater of the remaining terms of the underlying ground leases, approximately 17 years at present, or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms.

We have subleased space on approximately 6,350 of the towers from Global Signal. This sublease arrangement is accounted for as an operating lease. See note 15 for additional information. We will maintain ownership of the towers, and we will continue to reflect the towers on our accompanying consolidated balance sheet.

At closing, we received proceeds of approximately $1.2 billion, which we recorded in other liabilities on our accompanying consolidated balance sheet. The deferred rental income is being recognized as a reduction of lease expense related to our subleasing arrangement on a straight-line basis over the remaining terms of the underlying ground leases.

Note 20.    Segment Footnote

We are divided into three main lines of business: Wireless, Long Distance and Local.

We generally manage our segments to the operating income (loss) level of reporting. Items below operating income (loss) are managed at a corporate level. The reconciliation from operating income to net income is shown on the face of the accompanying consolidated statements of operations.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Segment financial information was as follows:

	Wireless	Long Distance	Local(1)	Corporate and Eliminations(2)		Consolidated
	(in millions)
2005
Net operating revenues	$22,328	$6,834	$6,527	$(1,009)		$34,680
Inter-company revenues	29	710	270	(1,009)		—
Restructuring and asset impairments(3)	20	15	82	8		125
Depreciation	3,358	488	1,090	(3)		4,933
Amortization	1,335	1	—	—		1,336
Operating expenses	20,155	6,322	4,769	(392	)(4)	30,854
Operating income	2,173	512	1,758	(617)		3,826
Operating margin	9.7%	7.5%	26.9%	NM		11.0%

Capital expenditures	3,545	384	857	271		5,057
Total assets	67,090	3,437	8,848	23,205		102,580

2004
Net operating revenues	$14,647	$7,327	$6,421	$(967)		$27,428
Inter-company revenues	27	678	262	(967)		—
Restructuring and asset impairments(3)	30	3,661	40	—		3,731
Depreciation	2,557	1,070	1,089	(3)		4,713
Amortization	6	1	—	—		7
Operating expenses	13,095	10,916	4,685	(965)		27,731
Operating income (loss)	1,552	(3,589)	1,736	(2)		(303)
Operating margin	10.6%	NM	27.0%	NM		NM

Capital expenditures	2,559	282	1,018	121		3,980
Total assets	21,417	3,695	8,999	7,210		41,321

2003
Net operating revenues	$12,690	$8,005	$6,486	$(984)		$26,197
Inter-company revenues	25	693	266	(984)		—
Restructuring and asset impairments(3)	362	1,564	25	—		1,951
Depreciation	2,454	1,431	1,089	(2)		4,972
Amortization	—	1	—	—		1
Operating expenses	12,056	9,447	4,666	(979)		25,190
Operating income (loss)	634	(1,442)	1,820	(5)		1,007
Operating margin	5.0%	NM	28.1%	NM		3.8%

Capital expenditures	2,123	339	1,201	134		3,797
Total assets	21,671	8,232	9,075	3,696		42,674

NM = Not meaningful

(1)	Includes North Supply, which in prior years had been included in the Other segment for segment reporting purposes. However, due to the planned spin off of Embarq, which is expected to include North Supply, the North Supply operations have been reclassified to the Local segment for all periods presented.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Revenues eliminated in consolidation consist primarily of local access charged to Long Distance by Local, Long Distance services provided to Wireless for resale to Wireless customers and for internal business use, caller ID services provided by Local to Wireless, handset purchases from Wireless and access to the Wireless network.

Corporate assets are not allocated to the operating segments, and consist primarily of cash and cash equivalents, the operational headquarters campus and other assets managed at a corporate level. Corporate capital expenditures were incurred mainly for various administrative assets and improvements at our operational headquarters campus. Operating expenses related to corporate assets are allocated to each segment.

(3)	See note 8 for additional information.

(4)	Operating expenses include $608 million of merger and integration costs primarily associated with the Nextel merger and PCS Affiliate acquisitions and the anticipated spin-off of Embarq and have been reflected as unallocated corporate selling, general and administrative expense.

In 2005, 2004 and 2003, more than 95% of our revenues was from services and equipment provided within the United States.

More than 99% of our property, plant, and equipment are in the United States.

Net operating revenues by services and products were as follows:

	Wireless	Long Distance	Local(1)	Corporate and Eliminations(2)	Consolidated
	(in millions)
2005
Wireless services	$19,289	$—	$—	$(29)	$19,260
Wireless equipment	2,147	—	—	—	2,147
Voice	—	4,213	4,335	(829)	7,719
Data	—	1,632	983	(63)	2,552
Internet	—	736	—	(9)	727
Other	892	253	1,209	(79)	2,275

Total net operating revenues	$22,328	$6,834	$6,527	$(1,009)	$34,680

2004
Wireless services	$12,529	$—	$—	$(27)	$12,502
Wireless equipment	1,510	—	—	—	1,510
Voice	—	4,560	4,498	(768)	8,290
Data	—	1,722	833	(71)	2,484
Internet	—	793	—	(12)	781
Other	608	252	1,090	(89)	1,861

Total net operating revenues	$14,647	$7,327	$6,421	$(967)	$27,428

2003
Wireless services	$11,217	$—	$—	$(17)	$11,200
Wireless equipment	1,143	—	—	(8)	1,135
Voice	—	4,999	4,654	(757)	8,896
Data	—	1,853	730	(81)	2,502
Internet	—	973	—	(29)	944
Other	330	180	1,102	(92)	1,520

Total net operating revenues	$12,690	$8,005	$6,486	$(984)	$26,197

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes North Supply, which in prior years had been included in the Other segment for segment reporting purposes. However, due to the planned spin-off of Embarq, which is expected to include North Supply, the North Supply operations have been reclassified to the Local segment for all periods presented.

(2)	Revenues eliminated in consolidation consist primarily of local access charged to Long Distance by Local, Long Distance services provided to Wireless for resale to Wireless customers and for internal business use, caller ID services provided by Local to Wireless, handset purchases from Wireless and access to the Wireless network.

Note 21.    Recently Issued Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions, through the use of fair-value-based methods of recognizing cost. This statement is effective for us as of January 1, 2006.

We voluntarily adopted fair value accounting for share-based payments effective January 1, 2003, under SFAS No. 123 as amended by SFAS No. 148, using the prospective method. Upon adoption, we began expensing the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003. In connection with the tracking stock recombination, as required by SFAS No. 123, we accounted for the conversion of PCS stock options to FON stock options as a modification and accordingly applied stock option expensing to FON stock options resulting from the conversion of PCS stock options granted before January 1, 2003. Further, in connection with the Nextel merger, we accounted for the conversion of Nextel stock options to Sprint Nextel stock options as a modification and accordingly applied stock option expensing to the unvested stock options beginning on the merger date.

The revised standard will require us to begin to recognize compensation cost for unvested common stock options granted to our employees before January 1, 2003, which are outstanding as of January 1, 2006. This requirement to recognize expense on these unvested grants is expected to be immaterial to us.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the definition of abnormal provided in ARB No. 43, Chapter 4, Inventory Pricing. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our financial statements.

Note 22.    Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2005
Net operating revenues	$6,936	$7,113	$9,335	$11,296
Operating income	1,036	1,196	923	671
Income from continuing operations	472	600	516	213
Net income	472	600	516	197
Basic earnings per common share from continuing operations	0.32	0.40	0.23	0.07
Diluted earnings per common share from continuing operations	0.31	0.40	0.23	0.07

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2004
Net operating revenues	$6,707	$6,869	$6,922	$6,930
Operating income (loss)	724	718	(2,715)	970
Income (loss) from continuing operations	225	236	(1,910)	437
Net income (loss)	225	236	(1,910)	437
Basic earnings (loss) per common share from continuing operations (1)	0.16	0.16	(1.32)	0.30
Diluted earnings (loss) per common share from continuing operations (1)(2)	0.16	0.16	(1.32)	0.29

(1)	On April 23, 2004, we recombined our two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. All per share amounts had been restated to reflect the recombination of the FON common stock and the PCS common stock as of the earliest period presented at an identical conversion ratio (0.5). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employee stock purchase plan shares, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

(2)	As the effects of including the incremental shares associated with options, restricted stock units and ESPP shares are antidilutive, both basic earnings per common share and diluted earnings per common share reflect the same calculation for the third quarter 2004.

Note 23.    Restatements of Previously Issued Financial Statements

In November 2004, we restated previously issued financial statements to correct an error related to the calculation of interest capitalized during construction. The financial statements were also restated to apply an adjustment previously recorded and disclosed in the 2003 fourth quarter related to the liability for medical coverage for participants in our long-term disability plan to the appropriate pre-2003 periods.

Note 24.     Subsequent Event

In February 2006, our board of directors declared dividends of 2.5 cents on our common stock to shareholders of record at the close of business on March 10, 2006. The dividends are payable March 31, 2006.

Note 25.    Pending Transaction

Spin-off of Local Telecommunications Business

We have decided to spin-off our local communications business to our shareholders as Embarq Corporation. On the date of the spin-off, the assets, liabilities and historical financial results which we have reported as our local segment in our financial statements will be removed from our financial statements and reported in Embarq’s separate company financial statements. We are currently in the process of identifying the assets and liabilities that will be transferred to the new company, for which we expect to receive approximately $6.6 billion in the form of cash and senior notes. We will present Embarq’s results of operations for the periods in which it was a wholly owned subsidiary as a discontinued operation when the spin-off occurs. We anticipate that the spin-off will be completed in the second quarter 2006.

SPRINT NEXTEL CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004, and 2003

		Additions (Deductions)
	Balance Beginning of Year	Charged to Income (Loss)	Charged to Other Accounts		Other Deductions		Balance End of Year
	(in millions)
2005
Allowance for doubtful accounts	$293	$441	$160	(1)	$(578)	(2)	$316

Valuation allowance - deferred income tax assets	$670	$15	$386	(3)	$—		$1,071

2004
Allowance for doubtful accounts	$276	$386	$124	(1)	$(493)	(2)	$293

Valuation allowance - deferred income tax assets	$620	$50	$—		$—		$670

2003
Allowance for doubtful accounts	$414	$422	$137	(1)	$(697)	(2)	$276

Valuation allowance - deferred income tax assets	$573	$47	$—		$—		$620

(1)	Amounts charged to other accounts consist of receivable reserves for billing and collection services we provide for certain PCS Affiliates. Uncollectible accounts are recovered from affiliates. In 2005, the amount includes the allowance recorded in the merger of Nextel and the PCS Affiliate acquisitions.

(2)	Accounts written off, net of recoveries.

(3)	Amount represents increases in valuation allowance for deferred income tax assets related primarily to the purchase price allocations for the Nextel merger and PCS Affiliate acquisitions.