Form 10-K/A
period 2005-12-31
SPRINT NEXTEL CORP
filed 2006-03-31
CIK 101830

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

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement was filed on March 17, 2006, are incorporated by reference in Part III.

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend Part II, Item 8 of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2005, which we filed with the Securities and Exchange Commission on March 7, 2006, to include a new note 26 in the Notes to the Consolidated Financial Statements appearing at the end of the annual report on Form 10-K/A. Note 26 includes certain consolidating financial information for IWO Holdings, Inc., a wholly owned subsidiary of Sprint Nextel Corporation, together with the subsidiary guarantors of IWO Holdings, Inc., as of and for the period from acquisition (October 20, 2005) to December 31, 2005, and Sprint Nextel Corporation on a stand-alone basis, Sprint Nextel’s other subsidiaries on a combined basis, and Sprint Nextel and all of its subsidiaries on a consolidated basis as of and for the year ended December 31, 2005.

The information included in note 26 was not required for our annual report on Form 10-K. We, however, have elected to include this information in this Form 10-K/A based on Sprint Nextel’s subsequent determination to guarantee certain indebtedness of IWO Holdings. Specifically, Sprint Nextel entered into a guarantee, dated March 22, 2006, in favor of the holders of Senior Secured Floating Rate Notes due 2012 of IWO Holdings, and a guarantee, dated March 22, 2006, in favor of the holders of 10.75% Senior Discount Notes due 2015 of IWO Holdings. Each guarantee represents the full and unconditional guarantee by Sprint Nextel of the obligations under the applicable notes, and other obligations under the respective indentures under which the notes were issued. No subsidiary of Sprint Nextel, other than the subsidiaries of IWO Holdings, Inc., guarantees these securities.

In connection with the filing of this annual report on Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Exchange Act, we are including currently dated certifications. This Form 10-K/A does not reflect events occurring after the filing of our annual report on Form 10-K on March 7, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this annual report on Form 10-K/A and are incorporated herein by reference. The financial statement schedule required under Regulation S-X is filed pursuant to Item 15 of this annual report on Form 10-K/A and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By	/s/ Gary D. Forsee
Gary D. Forsee Chief Executive Officer

Date: March 31, 2006

2

SPRINT NEXTEL CORPORATION

Index to Financial Statements, Financial Statement Schedule and Exhibits

Exhibits

(23	) – (a)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

(23	) – (b)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

(31	) – (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

(31	) – (b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

(32	) – (a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	) – (b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ KPMG LLP

McLean,	Virginia
March	7, 2006, except as to Note 26,

which is as of March 30, 2006.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity, for the years ended December 31, 2005 and 2004, and the related financial statement schedule for the years ended December 31, 2005 and 2004, and our report dated March 7, 2006, except as to Note 26, which is as of March 30, 2006, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

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

The accompanying consolidated financial statements include our accounts, and those of our wholly owned subsidiaries, and subsidiaries we control, as well as variable interest entities where we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated entities in which we exercise

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant influence over operating and financial policies but do not control. We recognize all changes in our proportionate share of the unconsolidated subsidiaries’ equity resulting from their equity transactions as adjustments to our investment and shareholders’ equity balances. We use the cost method to account for equity investments in all other unconsolidated entities. See note 5 for additional information.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2005, we recorded $197 million of costs recognized under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as well as other purchase accounting guidance, as liabilities

PRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IWO Holdings, Inc.

On October 20, 2005, we acquired IWO Holdings, a PCS Affiliate, for $192 million in cash. As of December 31, 2005, the excess purchase price over the fair value of the net assets acquired has been preliminarily allocated to intangible assets including goodwill in the amount of $249 million and customer relationships of $94 million. See note 7 for information regarding the amortization expense for customer relationships. We are in the process of completing our valuation of IWO Holdings’ assets and liabilities, as well as internal studies of assets, property, plant and equipment, intangible assets, certain liabilities, and commercial contracts, which when final, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of IWO Holdings.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Letters of Credit

Outstanding letters of credit totaled $2.6 billion as of December 31, 2005 and $123 million as of December 31, 2004. Pursuant to the terms of the Report and Order described in note 15 below, we were required to establish a letter of credit in the amount of $2.5 billion to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum in connection with the band reconfiguration process. We obtained the letter of credit using borrowing capacity under Nextel’s then existing revolving credit facility and it continues to be supported by the new credit facility entered into in December 2005. The letter of credit reflects fair value as a condition of its underlying purpose and is subject to fees competitively determined in the market place. We also use letters of credit to provide credit support for various financial obligations.

Concentrations of Risk

Our accounts receivable are not subject to any concentration of credit risk. We are exposed to the risk of loss that would occur if a counterparty defaults on a derivative transaction used for hedging and risk management purposes. This exposure is controlled through credit approvals, continual review and monitoring of all

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Wireless Billing Platform Termination

In 2003, we announced the termination of the development of a new billing platform in Wireless. This decision resulted in pre-tax charges of $351 million, consisting of $339 million for asset impairments and $12 million for other contractual obligations. In 2004, we recorded an expense reduction of $2 million as a result of finalizing the contractual obligations associated with this action.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Options

We have also entered into a series of option contracts associated with our investment in NII Holdings, Inc. The first of these contracts was not designated as a hedging instrument, and changes in the fair value of the derivative instrument are recognized in earnings during the period of change. The change in fair value of this instrument

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a pre-tax loss of $9 million as of December 31, 2005. The remaining instruments are designated as cash flow hedges and meet all the required criteria under SFAS No. 133 and the Derivative Implementation Group Issue No. G-20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, in order to assume that these option contracts are perfectly effective in hedging the market risk associated with our investment in NII Holdings. As a result, we recognize all changes in the fair values of these remaining instruments in accumulated other comprehensive loss on the Consolidated Balance Sheets, with no impact on earnings during the life of the hedging relationship. Changes in fair value of these instruments resulted in an unrealized loss of $16 million at December 31, 2005. These unrealized losses were included in accumulated other comprehensive loss on the Consolidated Balance Sheets. These derivative instruments will be settled by December 31, 2006.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognize deferred income taxes for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2005 and 2004, along with the income tax effect of each, were as follows:

	December 31, 2005		December 31, 2004
	Current	Long- Term	Current	Long- Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$1,835	$1,186	$1,050	$1,269
Capital loss carryforwards	354	77	—	—
Accruals and other liabilities	473	335	219	150
Tax credit carryforwards	—	556	—	397
Postretirement and other benefits	—	871	—	842

	2,662	3,025	1,269	2,658
Valuation allowance	(556)	(515)	(220)	(450)

	2,106	2,510	1,049	2,208

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005		December 31, 2004
	Current	Long-Term	Current	Long- Term
	(in millions)
Deferred tax liabilities
Property, plant and equipment	—	3,769	—	3,735
Intangibles	—	9,594	—	649
Investments	225	834	—	—
Other	70	—	—	—

	295	14,197	—	4,384

Current deferred tax asset	$1,811		$1,049

Long-term deferred tax liability		$11,687		$2,176

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 14.    Discontinued Operations

In 2002, we reached a definitive agreement to sell our directory publishing business, held in the Local segment, to R.H. Donnelley for $2.2 billion in cash. The sale closed on January 3, 2003. The pretax gain recognized in 2003 was $2.1 billion, $1.3 billion after tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have presented the results of operations of the directory publishing business as a discontinued operation in the accompanying consolidated financial statements. Summary financial information is as follows:

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases

We lease various equipment, office facilities, retail outlets and kiosks, switching facilities, transmitter and receiver sites and spectrum under operating leases. The non-cancelable portion of these leases ranges from monthly up to 25 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of 5 to 7 years with up to 5 renewal options for 5 years each.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net pension expense consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Service cost – benefits earned during the year	$134	$133	$119
Interest on projected benefit obligation	264	250	234
Expected return on plan assets	(328)	(303)	(290)
Amortization of unrecognized transition asset	—	(2)	(3)
Recognition of prior service cost	16	16	15
Recognition of actuarial losses	110	89	33
Curtailment loss – partial freeze of benefit accruals	4	—	—

Net pension expense	$200	$183	$108

Weighted-average assumptions used to determine net periodic pension costs:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.00%
Expected blended rate of future pay raises	4.25%	4.25%	4.25%

Weighted average assumptions used to determine benefit obligations:

	As of December 31,
	2005	2004
Discount rate	5.75%	6.00%
Expected blended rate of future pay raises	4.25%	4.25%

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point Increase	One-percentage-point Decrease
Effect on total of service and interest cost	$2	$ (2)
Effect on postretirement benefit obligation	37	(32)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(3)	See note 8 for additional information.

(4)	Operating expenses include $608 million of merger and integration costs primarily associated with the Nextel merger and PCS Affiliate acquisitions and the anticipated spin-off of Embarq and have been reflected as unallocated corporate selling, general and administrative expense.

In 2005, 2004 and 2003, more than 95% of our revenues was from services and equipment provided within the United States.

More than 99% of our property, plant, and equipment are in the United States.

Net operating revenues by services and products were as follows:

	Wireless	Long Distance	Local(1)	Corporate and Eliminations(2)	Consolidated
	(in millions)
2005
Wireless services	$19,289	$—	$—	$(29)	$19,260
Wireless equipment	2,147	—	—	—	2,147
Voice	—	4,213	4,335	(829)	7,719
Data	—	1,632	983	(63)	2,552
Internet	—	736	—	(9)	727
Other	892	253	1,209	(79)	2,275

Total net operating revenues	$22,328	$6,834	$6,527	$(1,009)	$34,680

2004
Wireless services	$12,529	$—	$—	$(27)	$12,502
Wireless equipment	1,510	—	—	—	1,510
Voice	—	4,560	4,498	(768)	8,290
Data	—	1,722	833	(71)	2,484
Internet	—	793	—	(12)	781
Other	608	252	1,090	(89)	1,861

Total net operating revenues	$14,647	$7,327	$6,421	$(967)	$27,428

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Wireless	Long Distance	Local(1)	Corporate and Eliminations(2)	Consolidated
	(in millions)
2003
Wireless services	$11,217	$—	$—	$(17)	$11,200
Wireless equipment	1,143	—	—	(8)	1,135
Voice	—	4,999	4,654	(757)	8,896
Data	—	1,853	730	(81)	2,502
Internet	—	973	—	(29)	944
Other	330	180	1,102	(92)	1,520

Total net operating revenues	$12,690	$8,005	$6,486	$(984)	$26,197

(1)	Includes North Supply, which in prior years had been included in the Other segment for segment reporting purposes. However, due to the planned spin-off of Embarq, which is expected to include North Supply, the North Supply operations have been reclassified to the Local segment for all periods presented.

(2)	Revenues eliminated in consolidation consist primarily of local access charged to Long Distance by Local, Long Distance services provided to Wireless for resale to Wireless customers and for internal business use, caller ID services provided by Local to Wireless, handset purchases from Wireless and access to the Wireless network.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.    Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2005
Net operating revenues	$6,936	$7,113	$9,335	$11,296
Operating income	1,036	1,196	923	671
Income from continuing operations	472	600	516	213
Net income	472	600	516	197
Basic earnings per common share from continuing operations	0.32	0.40	0.23	0.07
Diluted earnings per common share from continuing operations	0.31	0.40	0.23	0.07

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2004
Net operating revenues	$6,707	$6,869	$6,922	$6,930
Operating income (loss)	724	718	(2,715)	970
Income (loss) from continuing operations	225	236	(1,910)	437
Net income (loss)	225	236	(1,910)	437
Basic earnings (loss) per common share from continuing operations(1)	0.16	0.16	(1.32)	0.30
Diluted earnings (loss) per common share from continuing operations (1)(2)	0.16	0.16	(1.32)	0.29

(1)	On April 23, 2004, we recombined our two tracking stocks. Each share of PCS common stock automatically converted into 0.5 shares of FON common stock. All per share amounts had been restated to reflect the recombination of the FON common stock and the PCS common stock as of the earliest period presented at an identical conversion ratio (0.5). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employee stock purchase plan shares, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

(2)	As the effects of including the incremental shares associated with options, restricted stock units and ESPP shares are antidilutive, both basic earnings per common share and diluted earnings per common share reflect the same calculation for the third quarter 2004.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 26.    Guarantor Financial Information

Presented below is consolidating financial information of:

•	Sprint Nextel Corporation on a stand alone basis, as of and for the year ended December 31, 2005;

•	IWO Holdings, Inc., a wholly owned subsidiary of Sprint Nextel, together with its subsidiary guarantors (collectively, “IWO Holdings”), as of and for the period from acquisition (October 20, 2005) to December 31, 2005; and

•	Sprint Nextel’s other subsidiaries on a combined basis, and Sprint Nextel and all of its subsidiaries on a consolidated basis, as of and for the year ended December 31, 2005.

Sprint Nextel is the guarantor of certain indebtedness of IWO Holdings. Specifically, Sprint Nextel entered into a guarantee, dated March 22, 2006, in favor of the holders of Senior Secured Floating Rate Notes due 2012 of IWO Holdings, and a guarantee, dated March 22, 2006, in favor of the holders of 10.75% Senior Discount Notes due 2015 of IWO Holdings. Each guarantee represents the full and unconditional guarantee by Sprint Nextel of the obligations under the applicable notes, and other obligations under the respective indentures under which the notes were issued. No subsidiary of Sprint Nextel, other than the subsidiary guarantors of IWO Holdings, Inc., guarantees these securities.

IWO Holdings, Inc. has no independent assets, other than its investment in its subsidiary guarantors, or operations and the guarantees of its subsidiary guarantors are full and unconditional and joint and several.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2005 Sprint Nextel Corporation	For the Period from Acquisition to December 31, 2005 IWO Holdings	For the Year Ended December 31, 2005 Sprint Nextel’s Other Subsidiaries	Eliminations	For the Year Ended December 31, 2005 Consolidated
	(in millions)
Net operating revenues	$1	$40	$34,661	$(22)	$34,680
Operating expenses
Cost of services and products (exclusive of depreciation included below)	1	25	14,378	(20)	14,384
Selling, general and administrative	—	2	10,076	(2)	10,076
Restructuring and asset impairments	—	—	125	—	125
Depreciation and amortization	32	13	6,224	—	6,269

	33	40	30,803	(22)	30,854

Operating income (loss)	(32)	—	3,858	—	3,826

Other income (expense)
Equity in earnings of unconsolidated subsidiaries, net	—	—	110	—	110
Equity in earnings of consolidated subsidiaries, net	1,560	—	—	(1,560)	—
Interest and other, net	321	(3)	(1,348)	—	(1,030)

	1,881	(3)	(1,238)	(1,560)	(920)

Income (loss) from continuing operations before income taxes	1,849	(3)	2,620	(1,560)	2,906
Income tax benefit (expense)	(64)	1	(1,042)	—	(1,105)

Income (loss) from continuing operations	1,785	(2)	1,578	(1,560)	1,801
Cumulative effect of change in accounting principle, net	—	—	(16)	—	(16)

Net income (loss)	$1,785	$(2)	$1,562	$(1,560)	$1,785

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	Sprint Nextel Corporation	IWO Holdings	Sprint Nextel’s Other Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS

Current assets
Cash and cash equivalents	$4,770	$63	$4,069	$—	$8,902
Marketable securities	570	—	1,193	—	1,763
Accounts receivable, net	—	32	4,795	—	4,827
Intercompany receivable	—	—	148	(148)	—
Inventories	—	3	947	—	950
Deferred tax asset	—	—	1,811	—	1,811
Prepaid expenses and other current assets	78	3	758	—	839

Total current assets	5,418	101	13,721	(148)	19,092
Investments	—	—	2,369	—	2,369
Investment in subsidiaries	46,378	—	—	(46,378)	—
Property, plant and equipment, net	35	110	30,988	—	31,133
Intangible assets
Goodwill	—	249	21,066	—	21,315
Other intangible assets, net	48	86	27,885	—	28,019
Intercompany notes receivable	13,029	—	12,574	(25,603)	—
Other assets	1,163	4	513	(1,028)	652

	$66,071	$550	$109,116	$(73,157)	$102,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2	$—	$3,825	$—	$3,827
Accrued expenses and other	369	19	4,788	—	5,176
Intercompany payable	98	50	—	(148)	—
Current portion of long-term debt and capital lease obligations	—	—	5,047	—	5,047

Total current liabilities	469	69	13,660	(148)	14,050
Long-term debt and capital lease obligations	200	259	20,173	—	20,632
Intercompany notes payable	12,574	—	13,029	(25,603)	—
Deferred income taxes	321	9	11,357	—	11,687
Postretirement and other benefit obligations	323	—	1,062	—	1,385
Other liabilities	—	1	3,669	(1,028)	2,642

Total liabilities	13,887	338	62,950	(26,779)	50,396

Seventh series redeemable preferred stock	247	—	—	—	247
Shareholders’ equity
Common stock	5,846	—	2,829	(2,829)	5,846
Paid-in capital	46,136	214	41,775	(41,989)	46,136
Retained (deficit) earnings	681	(2)	1,562	(1,560)	681
Accumulated other comprehensive loss	(726)	—	—	—	(726)

Total shareholders’ equity	51,937	212	46,166	(46,378)	51,937

	$66,071	$550	$109,116	$(73,157)	$102,580

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2005 Sprint Nextel Corporation	For the Period from Acquisition to December 31, 2005 IWO Holdings	For the Year Ended December 31, 2005 Sprint Nextel’s Other Subsidiaries	Eliminations	For the Year Ended December 31, 2005 Consolidated
	(in millions)
Cash flows from operating activities Net income (loss)	$1,785	$(2)	$1,562	$(1,560)	$1,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	—	16	—	16
Provision for losses on accounts receivable	—	—	441	—	441
Depreciation and amortization	32	13	6,224	—	6,269
Equity in earnings of unconsolidated subsidiaries, net	—	—	(110)	—	(110)
Equity in earnings of consolidated subsidiaries, net	(1,560)	—	—	1,560	—
Deferred income taxes	44	(3)	789	—	830
Gain on sale of assets, net	—	—	(43)	—	(43)
Losses on impairment of assets	—	—	127	—	127
Other, net	302	1	133	—	436
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, including intercompany	1,980	(30)	(2,392)	—	(442)
Inventories and other current assets	—	(1)	12	—	11
Accounts payable and other current liabilities	(24)	64	259	—	299
Proceeds from communications towers lease transaction	—	—	1,195	—	1,195
Noncurrent assets and liabilities, net	37	—	(173)	—	(136)

Net cash provided by operating activities	2,596	42	8,040	—	10,678

Cash flows from investing activities
Capital expenditures	—	(1)	(5,056)	—	(5,057)
Cash acquired in Nextel merger, net of cash paid	(969)	—	2,152	—	1,183
Purchase of PCS Affiliates, net of cash acquired	(1,371)	—	—	—	(1,371)
Purchases of marketable securities	(468)	—	(353)	—	(821)
Proceeds from maturities and sales of marketable securities	434	—	374	—	808
Proceeds from sales of assets and investments	272	—	376	—	648
Investments in consolidated subsidiaries	304	—	—	(304)	—
Distributions from (investment in) unconsolidated subsidiaries, net	176	—	(9)	—	167
Other, net	—	—	(281)	—	(281)

Net cash used in investing activities	(1,622)	(1)	(2,797)	(304)	(4,724)

Cash flows from financing activities
Borrowings under bank credit facility	—	—	3,200	—	3,200
Repayments under bank credit facility	—	—	(3,200)	—	(3,200)
Purchase and retirements of debt securities	(50)	—	(1,120)	—	(1,170)
Proceeds from issuance of common stock	432	—	—	—	432
Equity distribution to parent	—	—	(304)	304	—
Dividends paid	(525)	—	—	—	(525)
Other, net	—	—	35	—	35

Net cash used in financing activities	(143)	—	(1,389)	304	(1,228)

Net increase in cash and cash equivalents	831	41	3,854	—	4,726
Cash and cash equivalents, beginning of period	3,939	22	215	—	4,176

Cash and cash equivalents, end of period	$4,770	$63	$4,069	—	$8,902

SPRINT NEXTEL CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004, and 2003

		Additions (Deductions)
	Balance Beginning of Year	Charged to Income (Loss)	Charged to Other Accounts		Other Deductions		Balance End of Year
	(in millions)
2005
Allowance for doubtful accounts	$293	$441	$160	(1)	$(578	)(2)	$316

Valuation allowance - deferred income tax assets	$670	$15	$386	(3)	$—		$1,071

2004
Allowance for doubtful accounts	$276	$386	$124	(1)	$(493	)(2)	$293

Valuation allowance - deferred income tax assets	$620	$50	$—		$—		$670

2003
Allowance for doubtful accounts	$414	$422	$137	(1)	$(697	)(2)	$276

Valuation allowance - deferred income tax assets	$573	$47	$—		$—		$620

(1)	Amounts charged to other accounts consist of receivable reserves for billing and collection services we provide for certain PCS Affiliates. Uncollectible accounts are recovered from affiliates. In 2005, the amount includes the allowance recorded in the merger of Nextel and the PCS Affiliate acquisitions.

(2)	Accounts written off, net of recoveries.

(3)	Amount represents increases in valuation allowance for deferred income tax assets related primarily to the purchase price allocations for the Nextel merger and PCS Affiliate acquisitions.