Form 10-Q
period 2006-03-31
SPRINT NEXTEL CORP
filed 2006-05-05
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT APRIL 28, 2006:

VOTING COMMON STOCK
Series 1	2,861,598,562
Series 2	79,831,333
NON-VOTING COMMON STOCK	37,594,109

SPRINT NEXTEL CORPORATION

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended March 31, 2006 and 2005

(in millions, except per share amounts)

Unaudited

	2006	2005
Net operating revenues	$11,548	$6,936

Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,541	2,948
Selling, general and administrative	3,471	1,916
Restructuring and asset impairments	67	—
Depreciation	1,668	1,033
Amortization	938	3

	10,685	5,900

Operating income	863	1,036

Other income (expense)
Interest expense	(408)	(304)
Interest income	84	29
Equity in earnings (losses) of unconsolidated subsidiaries, net	20	(9)
Other, net	108	11

Income before income taxes	667	763
Income tax expense	(248)	(291)

Net income	419	472
Preferred stock dividends	(2)	(2)

Income available to common shareholders	$417	$470

Basic earnings per common share	$0.14	$0.32

Basic weighted average common shares outstanding	2,966	1,477

Diluted earnings per common share	$0.14	$0.31

Diluted weighted average common shares outstanding	2,993	1,495

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$6,604	$8,902
Marketable securities	909	1,763
Accounts receivable, net of allowance for doubtful accounts of $328 and $353	4,538	4,827
Inventories	1,025	950
Deferred tax asset	1,301	1,811
Prepaid expenses and other current assets	836	839

Total current assets	15,213	19,092
Investments	2,365	2,369
Property, plant and equipment, net of accumulated depreciation of $25,472 and $24,726	31,449	31,133
Intangible assets
Goodwill	24,003	21,315
FCC licenses	18,365	18,023
Customer relationships, net	8,327	8,651
Other intangible assets, net	2,325	1,345
Other assets	721	652

	$102,768	$102,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,275	$3,827
Accrued expenses and other	5,146	5,176
Current portion of long-term debt and capital lease obligations	5,772	5,047

Total current liabilities	14,193	14,050
Long-term debt and capital lease obligations	20,178	20,632
Deferred income taxes	11,731	11,687
Postretirement and other benefit obligations	1,389	1,385
Other liabilities	2,662	2,642

Total liabilities	50,153	50,396

Seventh series redeemable preferred stock	—	247

Shareholders’ equity
Common stock
Voting, par value $2.00 per share, 6.500 billion shares authorized, 2.937 billion and 2.923 billion shares issued and outstanding	5,874	5,846
Non-voting, par value $0.01 per share, 100 million shares authorized, 38 million shares issued and outstanding	—	—
Paid-in capital	46,446	46,136
Retained earnings	1,024	681
Accumulated other comprehensive loss	(729)	(726)

Total shareholders’ equity	52,615	51,937

	$102,768	$102,580

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2006 and 2005

(in millions)

Unaudited

	2006	2005
Cash flows from operating activities
Net income	$419	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	122	86
Depreciation and amortization	2,606	1,036
Equity in (earnings) losses of unconsolidated subsidiaries, net	(20)	9
Deferred income taxes	151	260
Gain on sale of assets and investments, net	(65)	(2)
Stock-based compensation expense	121	37
Other, net	(48)	18
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	326	19
Inventories and other current assets	(129)	66
Accounts payable and other current liabilities	(503)	(380)
Noncurrent assets and liabilities, net	(13)	(237)

Net cash provided by operating activities	2,967	1,384

Cash flows from investing activities
Capital expenditures	(1,728)	(659)
Purchase of PCS Affiliates and Velocita, net of cash acquired	(3,399)	—
Purchases of marketable securities	(464)	(222)
Proceeds from maturities and sales of marketable securities	1,294	142
Proceeds from sales of assets and investments	123	—
Other, net	(85)	(6)

Net cash used in investing activities	(4,259)	(745)

Cash flows from financing activities
Retirement of redeemable preferred stock	(247)	—
Purchase and retirements of debt	(868)	(1,012)
Proceeds from issuance of common stock	185	58
Dividends paid	(76)	(187)
Other, net	—	13

Net cash used in financing activities	(1,006)	(1,128)

Net decrease in cash and cash equivalents	(2,298)	(489)
Cash and cash equivalents, beginning of period	8,902	4,176

Cash and cash equivalents, end of period	$6,604	$3,687

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Quarter Ended March 31, 2006

(in millions)

Unaudited

	Voting Common Stock		Non-voting Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	2,923	$5,846	38	$—	$46,136	$681	$(726)	$51,937
Net income						419		419
Common stock dividends						(74)		(74)
Preferred stock dividends						(2)		(2)
Common stock issued, net	14	28			153			181
Stock-based compensation expense					121			121
Accelerated vesting of Nextel stock-based awards					26			26
Other, net					10		(3)	7

Balance, March 31, 2006	2,937	$5,874	38	$—	$46,446	$1,024	$(729)	$52,615

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below. Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these consolidated financial statements along with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2005, as amended. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2006.

Note 1.    Basis of Consolidation and Presentation

Consolidation and Comparative Presentation

On January 31, 2006, we acquired Enterprise Communications Partnership for $77 million in cash. On February 1, 2006, we acquired Alamosa Holdings, Inc. for $3.4 billion in cash. In August 2005, a subsidiary of ours merged with Nextel Communications, Inc. We also acquired US Unwired Inc., Gulf Coast Wireless Limited Partnership and IWO Holdings, Inc. in the second half of 2005. Each of these companies is now our wholly owned subsidiary. In addition, on February 21, 2006, we acquired 94% of the voting stock of Velocita Wireless Holding Corporation for $157 million in cash, and expect to acquire the remaining 6% in May 2006. See note 2 for further discussion of these transactions.

The accompanying consolidated financial statements include our accounts, those of our wholly owned subsidiaries, and subsidiaries we control, as well as variable interest entities where we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated entities in which we exercise significant influence over operating and financial policies but do not control. We recognize all changes in our proportionate share of the unconsolidated subsidiaries’ equity resulting from their equity transactions as adjustments to our investment and shareholders’ equity balances. We use the cost method to account for equity investments in all other unconsolidated entities. See note 4 for additional information.

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

Classification of Operations

We are a global communications company offering a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and business and government customers. Our operations are divided into three lines of business: Wireless, Long Distance and Local. The results of each of the 2006 and 2005 acquisitions described above are included in the Wireless segment.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Cash Flows Information

	Quarter Ended March 31,
	2006	2005
	(in millions)
Interest paid, net of capitalized interest	$448	$396
Interest received	79	28
Income taxes paid	81	4

Concentration of Risk

We rely on Motorola, Inc. to provide us with technology improvements designed to expand our integrated Digital Enhanced Network, or iDEN®,-based wireless voice capacity and improve our services. Motorola provides all of the iDEN infrastructure equipment used in the iDEN network, and substantially all iDEN handset devices. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and iDEN handsets, except BlackBerry® devices, which are manufactured by Research in Motion, or RIM. Further, our ability to timely and efficiently implement the Report and Order of the Federal Commissions Commission, or FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 megahertz, or MHz, band, is dependent, in part, on Motorola.

Dividend Declaration

On February 7, 2006, our board of directors declared a dividend of $0.025 per share on our common stock payable to shareholders of record at the close of business on March 10, 2006. The dividend was paid on March 31, 2006.

Other

A portion of our senior notes have been issued by Sprint Capital Corporation, a wholly-owned finance subsidiary, and have been fully and unconditionally guaranteed by Sprint Nextel, the parent corporation. In addition, the indentures and financing arrangements of certain of our subsidiaries contain provisions limiting cash dividend payments on subsidiary common stock held by us. The flow of cash in the form of advances from the subsidiaries to us is generally not restricted.

Note 2.    Business Combinations

In the first quarter 2006, we acquired Enterprise Communications, Alamosa Holdings and Velocita Wireless in transactions accounted for under the purchase method as required by Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. SFAS No. 141 requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the respective acquisition dates. The allocation process requires an analysis of customer relationships, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

PCS Affiliate and Other Acquisitions

We offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, in part through commercial affiliation arrangements between us and third-party affiliates, each referred to as a PCS Affiliate, and Nextel Partners, Inc. The PCS Affiliates provide wireless personal communications services, or PCS, under the Sprint® brand name in certain mid-sized and tertiary United States markets on wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. Nextel Partners provides digital wireless communications services under the Nextel® brand name in certain mid-sized and tertiary United States markets on wireless networks built and operated at its expense. During the first quarter 2006, we acquired two PCS Affiliates and we expect to complete the acquisition of Nextel Partners in the second quarter 2006 pursuant to the put rights held by the Nextel Partners’ shareholders (other than us) that were triggered by the Sprint-Nextel merger. On April 20, 2006, we announced an agreement to acquire UbiquiTel, a PCS Affiliate, for about $1.0 billion in cash.

We believe the PCS Affiliates we have acquired to date, as well as the pending acquisitions of Nextel Partners and UbiquiTel, will give us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage, which include a number of markets with favorable growth and competitive characteristics.

The results of operations of the PCS Affiliate acquisitions are included in our accompanying consolidated financial statements from the respective dates of acquisition.

2006 PCS Affiliate Acquisitions

As a result of our preexisting relationships with the PCS Affiliates, we evaluated the PCS Affiliate acquisitions as required by EITF Issue No. 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination. We determined that the commercial affiliation agreements between us and the PCS Affiliates were reacquired rights that should be recognized as intangible assets, with no associated gain or loss recognition because the commercial affiliation agreements continued to reflect market terms. Additional information regarding the resulting intangible assets is provided below.

Enterprise Communications Partnership

On January 31, 2006, we acquired Enterprise Communications, for a purchase price of $77 million in cash. As of March 31, 2006, the preliminary allocation of the purchase price included the following: $44 million to goodwill, $21 million to customer relationships, and $19 million to reacquired rights. See note 5 for information regarding amortization expense for customer relationships and reacquired rights. As part of the acquisition, we also assumed $31 million in long-term debt, which we retired on the date of acquisition. We are in the process of completing our valuation of Enterprise Communications’ assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities, and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of Enterprise Communications.

Alamosa Holdings, Inc.

On February 1, 2006, we completed the acquisition of Alamosa Holdings, which at the time was our largest PCS Affiliate, for a purchase price of $3.4 billion in cash. As of March 31, 2006, the preliminary allocation of the purchase price included the following: $2.8 billion to goodwill, $623 million to customer relationships, and $654 million to reacquired rights. See note 5 for information regarding amortization expense for the customer relationships and reacquired rights. As part of the acquisition, we also assumed $1.2 billion in senior notes and other long-term debt at fair value. We are in the process of completing our valuation of Alamosa Holdings’ assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets,

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

certain liabilities and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of Alamosa Holdings.

We have preliminarily allocated the purchase prices of Enterprise Communications and Alamosa Holdings, as follows:

As of March 31, 2006
(in millions)
Goodwill	$2,839
Reacquired rights	673
Customer relationships	644
Property, plant and equipment	561
Other assets	402
Other liabilities	(1,647)

Net assets acquired	$3,472

2005 PCS Affiliate Acquisitions

In the second half 2005, we acquired three PCS Affiliates: US Unwired, Gulf Coast Wireless and IWO Holdings. Changes to the purchase price allocations for these PCS Affiliates have occurred based on further analysis and valuations of certain assets and liabilities, which are summarized in the table below. The amounts reported as of December 31, 2005 reflect the estimated fair value as of the respective acquisition date of each PCS Affiliate, including adjustments made during the fourth quarter 2005.

	As of December 31, 2005	Adjustments	As of March 31, 2006
	(in millions)
Goodwill	$1,341	$(204)	$1,137
Reacquired rights	—	354	354
Customer relationships	418	(79)	339
Property, plant and equipment	328	66	394
Other assets	194	—	194
Other liabilities	(766)	(127)	(893)

Net assets acquired	$1,515	$10	$1,525

We are still in the process of completing our valuation of these PCS Affiliates’ assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of these PCS Affiliates.

Other Acquisitions

Velocita Wireless Holding Corporation

On February 21, 2006, we acquired 94% of the voting stock of Velocita Wireless, for a purchase price of $157 million in cash. We expect to acquire the remaining 6% of Velocita Wireless in May 2006 for an additional $7 million in cash. Velocita Wireless owns and operates a nationwide digital packet-switched wireless data network in the 900 MHz frequency band. As of March 31, 2006, a majority of the purchase price has been preliminarily allocated to our FCC licenses in the amount of $205 million, which includes the tax effect

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

on the increase to the basis of the licenses’ value. We are in the process of completing our valuation of Velocita Wireless’ assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities, and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of Velocita Wireless.

The results of operations of Velocita Wireless are included in our consolidated financial statements from the date of acquisition.

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

Under the purchase method of accounting, the assets and liabilities of Nextel were recorded at their respective fair values as of the date of the merger. We are in the process of finalizing valuations of certain assets, including certain property, plant and equipment and certain liabilities. Given the size of the merger, the fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the expected termination of employees in connection with our integration activities and rationalization of the combined work force. When finalized, adjustments to goodwill may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes. The amounts reported as of December 31, 2005 reflect the estimated fair values as of the acquisition date of August 12, 2005, and adjustments made during the third and fourth quarters 2005. The adjustments listed in the table below include purchase price allocation adjustments made during the first quarter 2006.

	Preliminary Purchase Price Allocation
	As of December 31, 2005	Adjustments	As of March 31, 2006
	(in millions)
Current assets, including cash and cash equivalents of $2,152	$5,505	$—	$5,505
Property, plant and equipment	8,374	—	8,374
Goodwill	15,573	53	15,626
Spectrum licenses	14,240	—	14,240
Other indefinite life intangibles	400	—	400
Customer relationships and other definite life intangibles	10,448	—	10,448
Investments	2,678	—	2,678
Other assets	111	—	111
Current liabilities	(2,920)	(41)	(2,961)
Long-term debt	(8,984)	—	(8,984)
Deferred income taxes, net	(7,935)	14	(7,921)
Other long-term liabilities	(159)	—	(159)
Deferred compensation included in shareholders’ equity	485	(26)	459

Net assets acquired	$37,816	$—	$37,816

In the first quarter 2006, a net increase was made to goodwill in the amount of $53 million, primarily due to adjustments to liabilities in connection with the merger, which include severance benefits for termination of

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Nextel employees, costs associated with the termination of contracts and exit activities, and identification of loss contingencies that were in existence prior to consummation of the merger. Additional liabilities for termination benefits to be provided to involuntarily separated Nextel employees are expected to be recognized as liabilities assumed in the purchase business combination. Furthermore, prior to the end of the purchase price allocation period, in accordance with SFAS No. 141, if information becomes available with respect to any material pre-merger contingencies where adjustments to the related asset, liability or impairment are probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

Management continues to finalize its plans for rationalizing certain redundant assets and activities, such as facilities, software and infrastructure assets, and to integrate the combined companies. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care and general and administrative functions. In connection with these activities, we expect to incur significant costs over the next several years associated with dispositions and integration activities. Management is in the process of finalizing these plans and expects to execute these plans over the next few years. We expect that the finalization of certain integration plans will result in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of Nextel and may also result in the need to adjust the useful lives of certain network assets and other property, plant and equipment.

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the Sprint-Nextel merger was completed as of January 1, 2005 for the first quarter 2005.

Quarter Ended March 31, 2005
(in millions, except per share data)
Net operating revenues	$10,586

Net income	$380

Diluted earnings per common share	$0.13

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

Pro forma information has not been provided for any of the PCS Affiliate or Velocita acquisitions, as the impact to prior periods is immaterial.

Note 3.    Earnings Per Common Share and Stock-based Compensation

Earnings per Common Share

Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

common shares primarily include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes, acquired in the Sprint-Nextel merger, computed using the if-converted method.

Dilutive securities, consisting of shares issuable under our equity plans, used in calculating earnings per common share were 27 million shares for the first quarter 2006. All 10 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the first quarter 2006 due to their antidilutive effects. Additionally, about 64 million average shares issuable under the equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the first quarter 2006 as the exercise prices exceeded the average market price during this period.

Dilutive securities, consisting of shares issuable under our equity plans, used in calculating earnings per common share were 18 million shares for the first quarter 2005. About 51 million average shares issuable under the equity plans that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the first quarter 2005 as the exercise prices exceeded the average market price during this period.

Share-based Payment Plans

Under the 1997 Long-Term Stock Incentive Program, or the 1997 Program, we can grant stock options, restricted stock and restricted stock units and other equity-based awards to directors and employees for up to about 185 million common shares; of which about 91 million common shares remained available at March 31, 2006. Stock options are generally granted with an exercise price equal to the market value of the underlying stock on the grant date; however, the 2005 stock option awards for certain senior level executives have an exercise price equal to 110% of the market value of the underlying stock on the grant date. Stock options granted in 2006 generally vest on an annual basis over three years and have a contractual term of ten years. Stock options granted before 2006 generally vest on an annual basis over four years, and also have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions on the shares lapse, which is typically three years. In addition, restricted stock units awarded to certain senior level executives contain performance provisions such as the achievement of defined levels of wireless subscriber additions, adjusted operating income, post-paid wireless subscriber retention, and/or other qualitative and quantitative factors. Performance provision achievement is typically evaluated one year after grant, at which point we may increase or decrease the number of awards an employee is eligible to receive. If the performance provisions are achieved, the vesting of the awards is subject only to the remaining term of employment or service discussed above. Prior to 2005, restricted stock, or nonvested shares, were granted to officers and key employees. Employees granted restricted stock are not required to pay for the shares; however, they must remain employed with us until the restrictions on the shares lapse. The nonvested shares vest on an annual basis over three years.

Under the Nextel Incentive Equity Plan, outstanding Nextel deferred shares, or nonvested shares, which constitute an agreement to deliver shares upon the performance of service over a defined period of time, and grants of options to purchase shares of Nextel common stock were converted into our nonvested shares or options to purchase a number of shares of our common stock. As of March 31, 2006, this plan authorized equity-based

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

awards for about 124 million common shares, of which about 50 million common shares remained available. Stock options have been granted with an exercise price equal to the market value of the underlying stock on the grant date, vest on a monthly basis over periods of up to four years, and have a contractual term of ten years. Employees are not required to pay for the deferred shares; however, they must remain employed with us to earn the shares. The nonvested shares generally vest over a service period ranging from several months to four years.

Refer to note 17 in our annual report on Form 10-K for the year ended December 31, 2005, as amended, for additional information regarding these plans. Plan information regarding the Management Incentive Stock Option Plan, or MISOP, and the Employees Stock Purchase Plan, or ESPP, was excluded herein due to materiality; however, we noted that as of March 31, 2006, options to buy about 38 million common shares were outstanding under the MISOP plan and as of March 31, 2006, the ESPP plan authorized for future purchases of about 25 million shares. We generally issue new stock to satisfy share-based award exercises or conversions.

Adoption of Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period that an employee is required to provide service in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement.

We adopted SFAS No. 123R using the modified prospective transition method and accordingly the results of prior periods have not been restated. This method requires that the provisions of SFAS No. 123R are generally applied only to share-based awards granted, modified, repurchased, or cancelled on January 1, 2006 and thereafter. As we voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123), using the prospective method, we measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in the statements of operations over the service period. We will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS No. 123R. For those grants prior to January 1, 2003, that are nonvested and outstanding as of January 1, 2006, we started recognizing the remaining cost of these awards over the remaining service period as required by the new standard. The impact of adopting SFAS No. 123R did not have a material effect on our operations, cash flows, or financial position.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table illustrates the effect on net income and earnings per common share of share-based awards included in net income and the effect on net income and earnings per common share for grants issued prior to January 1, 2003, had we applied the fair value recognition provisions of SFAS No. 123 to those grants in 2005.

Quarter Ended March 31, 2005
(in millions, except per share data)
Net income, as reported	$472
Add: stock-based compensation expense, included in reported net income, net of income tax of $13	24
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of income tax of $16	(27)

Net income, pro forma	$469

Earnings per common share
Basic, as reported	$0.32

Basic, pro forma	$0.32

Diluted, as reported	$0.31

Diluted, pro forma	$0.31

The compensation cost that has been charged against income for our share-based award plans was $121 million for the first quarter 2006 and $37 million for the first quarter 2005. The total income tax benefit recognized in the statements of operations for stock-based award compensation was $45 million for the first quarter 2006 and $13 million for the first quarter 2005.

As of March 31, 2006, there was $643 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 2.27 years. Cash received from exercise under all share-based payment arrangements was $185 million for the first quarter 2006 and $58 million for the first quarter 2005. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $4 million for the first quarter 2006 and $1 million for the first quarter 2005.

Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for 2005 and 2006 share-based awards using a 3% annual rate.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option valuation model and the assumptions noted in the following table. The risk-free rate used in 2006 and 2005 is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in 2006 and 2005 is the implied volatility from traded options on our common shares and the historical volatility of our common shares, respectively, over a period that approximates the expected term of the stock options. The expected dividend yield used in 2006 and 2005 is estimated based on historical dividend yields and other factors. The expected term of options granted in 2006 and 2005 is estimated using the average of the vesting date and the contractual term and projected and historical experience. Our stock options include stock options granted under the 1997 Program, the MISOP, as well as options granted under the Nextel Incentive Equity Plan, as discussed above.

	Quarter Ended March 31,
	2006	2005
Weighted average grant date fair value	$7.64	$9.25
Risk-free interest rate	4.53%	3.68 – 4.22%
Expected volatility	25.9%	44.5 – 44.9%
Expected dividend yield	0.4%	2.06 – 2.16%
Expected term (years)	6	6
Options granted (millions)	12.8	6.5

A summary of the status of the options under our stock option plans as of March 31, 2006, and changes during the quarter then ended, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding January 1, 2006	199	$24.75	—	$—
Granted	13	22.69	—	—
Exercised	(13)	14.25	—	—
Forfeited/expired	(3)	37.18	—	—

Outstanding March 31, 2006	196	25.12	5.70	1,093

Vested or expected to vest at March 31, 2006	194	25.14	5.75	1,089

Exercisable at March 31, 2006	144	23.72	4.78	795

The total intrinsic value of options exercised was $135 million during the first quarter 2006 and $31 million during the first quarter 2005. As of March 31, 2006, there was $458 million of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of 2.26 years.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the status of the restricted stock units as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below. Restricted stock units consist of those units granted under the 1997 Program, as discussed above.

	Restricted Stock Units Outstanding		Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)	(in thousands)
Outstanding January 1, 2006	1,137	7,481	$24.23	$17.78
Granted	—	875	—	23.14
Vested	—	(1,479)	—	15.08
Forfeited	—	(46)	—	21.87
Performance met(1)	(1,137)	1,137	24.23	24.23

Outstanding March 31, 2006	—	7,968	—	19.77

(1)	We evaluated the performance conditions for these restricted stock units in the first quarter 2006 and concluded that such conditions were met. As these units have a remaining required service period, the units outstanding as of March 31, 2006 are included in the future service required column.

As of March 31, 2006, there was $173 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 2.37 years. The total fair value of restricted stock units vested was $35 million during the quarter ended March 31, 2006 and $2 million during the quarter ended March 31, 2005. The weighted-average grant date fair value of restricted stock units granted for the quarter ended March 31, 2006 was $23.14 per unit, compared with $24.27 per unit for the same prior year period.

We pay cash dividend equivalents on most outstanding restricted stock units. Dividend equivalents paid on restricted stock units are principally charged to retained earnings when paid.

Nonvested Shares

Our nonvested shares consist of restricted stock granted under the 1997 Program and deferred shares granted under the Nextel Incentive Equity Plan, as discussed above. The fair value of each nonvested share award is calculated using the stock price at the date of grant. A summary of the status of nonvested share awards as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below.

	Nonvested Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested shares at January 1, 2006	1,804	$19.86
Vested	(646)	11.64
Forfeited	(5)	11.25

Nonvested shares at March 31, 2006	1,153	24.54

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of March 31, 2006, there was $12 million of total unrecognized compensation cost related to nonvested shares that is expected to be recognized over a weighted-average period of 1.48 years. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $16 million.

Note 4.    Investments

Specific investment types and the related carrying amounts include:

	March 31, 2006	December 31, 2005
	(in millions)
Investments in debt securities	$338	$1,172
Investments in equity securities	669	734
Equity method investments
Nextel Partners	2,384	2,346
Virgin Mobile USA	(180)	(180)
Other investments	63	60

	3,274	4,132
Less amounts included as marketable securities	(909)	(1,763)

	$2,365	$2,369

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

Interest on debt securities is reinvested and recognized in interest income in the accompanying consolidated statements of operations. We recognized about $55 million of interest income on these investments in the first quarter 2006 compared to $9 million in the first quarter 2005. Accumulated unrealized holding gains and losses were immaterial in both periods.

Investments in Equity Securities

As of March 31, 2006, $578 million of our investments in equity securities related to our investment in NII Holdings, Inc. common stock and is reflected in current assets as marketable securities on the accompanying consolidated balance sheets. We have entered into a series of option contracts associated with the planned sale of our remaining investment in NII Holdings, which will mature during the fourth quarter 2006. In the first quarter 2006, we received cash proceeds on the sale of 1.7 million shares of NII Holdings stock and the termination of the associated option contract. As a result, we recognized a $37 million gain on the sale of stock. We continue to hold 13 million shares, or less than 10%, of the outstanding common stock of NII Holdings. See note 8 for additional information on the option contracts.

Accumulated unrealized holding gains, net of tax, resulting from our investments in equity securities of $196 million as of March 31, 2006, and $90 million as of December 31, 2005, were included in accumulated other comprehensive loss on the accompanying consolidated balance sheets.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Equity Method Investments

As of March 31, 2006, investments accounted for using the equity method consisted primarily of our investments in Nextel Partners and Virgin Mobile USA, LLC. These investments were reflected in investments on the accompanying consolidated balance sheets.

We owned about 29% of the outstanding common stock of Nextel Partners with a carrying value of $2.4 billion as of March 31, 2006. In the first quarter 2006, we recorded $20 million of equity in earnings associated with our ownership interest in Nextel Partners.

As a result of the Sprint-Nextel merger, the shareholders of Nextel Partners exercised their right to require us to purchase, at fair market value, the 71% of the outstanding shares of Nextel Partners stock that we do not already own. In December 2005, we and Nextel Partners announced that the purchase price for each share of Nextel Partners stock under this right had been determined to be $28.50. As a result, the aggregate amount payable to shareholders of Nextel Partners at closing will be about $6.5 billion, including amounts payable upon conversion of debt securities and settlement of outstanding options. The purchase is subject to customary regulatory approvals and is currently expected to be completed in the second quarter 2006.

As of March 31, 2006, we held a 49% ownership interest in Virgin Mobile USA.

Combined, unaudited, summarized financial information as reported by the investees accounted for using the equity method was as follows:

	Quarter Ended March 31,
	2006	2005
	(in millions)
Results of operations
Net operating revenues	$805	$423
Operating income	151	13
Net income	72	3

Equity in earnings (losses) of unconsolidated subsidiaries, net	$20	$(9)

The carrying amount of our investment in Nextel Partners exceeds the amount of the underlying equity in net assets by $2.1 billion due to purchase price accounting applied at the time of the Sprint-Nextel merger. This difference is principally related to customer relationships, spectrum licenses and goodwill. The customer relationship portion is being amortized over seven years, using the sum of the years’ digits method. The portion related to spectrum licenses and goodwill is not being amortized.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5.    Intangible Assets

		March 31, 2006			December 31, 2005
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Indefinite life intangible assets
Goodwill	Indefinite	$24,003		$24,003	$21,315		$21,315
FCC licenses	Indefinite	18,365		18,365	18,023		18,023
Trademarks	Indefinite	416		416	416		416

		42,784		42,784	39,754		39,754

Definite life intangible assets
Customer relationships	3 to 5 years	10,518	(2,191)	8,327	9,953	(1,302)	8,651
Trademarks	10 years	900	(57)	843	900	(34)	866
Reacquired rights	Up to 14 years	1,027	(24)	1,003	—	—	—
Other	Up to 14 years	75	(12)	63	73	(10)	63

		12,520	(2,284)	10,236	10,926	(1,346)	9,580

		$55,304	$ (2,284)	$53,020	$50,680	$ (1,346)	$49,334

Indefinite Life Intangible Assets

We have identified goodwill, spectrum licenses and our Sprint and Boost Mobile™ trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. The Sprint and Boost Mobile trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands. Substantially all of the goodwill is allocated to the Wireless segment.

The changes in the carrying value of goodwill are as follows:

(in millions)
As of December 31, 2005	$21,315
Goodwill resulting from PCS Affiliate acquisitions in the first quarter 2006	2,839
Adjustments to goodwill as a result of the Sprint-Nextel merger and pre-2006 PCS Affiliate acquisitions	(151)

As of March 31, 2006	$24,003

Definite Life Intangible Assets

Definite life intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

economic benefits will be consumed. Other definite life intangible assets primarily include the Nextel and Direct ConnectSM trade names, which will be amortized over 10 years on a straight-line basis, and certain reacquired rights, which are amortized over the remaining terms of those affiliation agreements on a straight-line basis. During the first quarter 2006, we increased the gross carrying value of definite life intangible assets by $1.6 billion primarily due to the acquisitions of Enterprise Communications and Alamosa Holdings. We recorded aggregate amortization expense of $938 million and $3 million for the first quarter 2006 and the first quarter 2005. Based only on the definite life intangible assets as of March 31, 2006, amortization expense will be $2.6 billion for the remainder of 2006, $2.8 billion in 2007, $2.0 billion in 2008, $1.2 billion in 2009 and $561 million in 2010.

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

As of March 31, 2006, we had recorded a liability of $224 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the spectrum license intangible asset, consistent with our accounting and capitalization policy. The following table represents expenditures incurred directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2005	Expenditures	Through March 31, 2006
	(in millions)
FCC licenses	$120	$38	$158
Property, plant and equipment	69	35	104
Costs not benefiting our infrastructure or spectrum positions	44	25	69

Total	$233	$98	$331

In addition, not included in the table above are about $373 million of reconfiguration costs incurred to date, including about $63 million in the first quarter 2006, that are included in property, plant and equipment. These reconfiguration costs are based on estimated allocations between reconfiguration activity and our normal network growth. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the FCC-appointed Transition Administrator and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these network costs.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6.    Restructuring and Asset Impairment

Restructuring Activity

		2006 Activity
	December 31, 2005 Liability Balance	Total Restructuring Charge	Cash Payments	March 31, 2006 Liability Balance
	(in millions)
Organizational restructurings	$—	$42	$(2)	$40
Other exit costs	—	4	(4)	—
Web hosting wind-down	78	3	(6)	75

Total costs	$78	$49	$ (12)	$115

Organizational Restructurings

In the first quarter 2006, in connection with the ongoing merger and integration cost rationalization projects, we continued to align our internal resources to achieve the synergies from the Sprint-Nextel merger and the acquisition of the PCS Affiliates. These projects affect many areas of our business and operations, including network, information technology, customer care and general and administrative functions. We expect to incur significant costs over the next several years associated with such realignment activities, including costs associated with the separations of some employees. This restructuring has resulted in $20 million in severance and related costs associated with work force reductions of legacy Sprint employees across each of our segments. An additional $57 million associated with the termination of legacy Nextel employees was adjusted to goodwill in accordance with purchase price accounting during the first quarter 2006.

In addition, in the first quarter 2006, the Local segment instituted and completed a restructuring program with the goal of improving operating margins within that segment. The restructuring resulted in $26 million in severance costs associated with work force reductions as of March 31, 2006.

Web Hosting Wind-down

In 2003, we began to wind-down the web hosting services offered by the Long Distance segment, which resulted in asset impairment charges, severance expense and facility lease termination costs. As of December 31, 2005, substantially all activities associated with this wind-down had been completed; however, we continue to be obligated under facility leases that expire from 2007 through 2014. For the first quarter 2006, we incurred $3 million in facility lease termination costs.

Other Asset Impairments

In the first quarter 2006, we wrote-off $18 million of assets primarily related to software asset impairment and abandonment in our Wireless segment.

Total restructuring and asset impairment costs, including those recorded as part of purchase price accounting, were $124 million as of March 31, 2006.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7.    Seventh Series Redeemable Preferred Stock

On March 31, 2006, we redeemed for cash all of our outstanding Seventh series preferred stock at the stated value of $1,000 per share for an aggregate face amount of $247 million, which approximated the carrying value at the time of redemption. Dividends of $6.73 per share were paid quarterly through March 31, 2006.

Note 8.    Derivative Instruments and Hedging Activities

Risk Management Policies

There have been no material changes in our risk management policies from those reported in note 12 of the “Notes to the Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2005, as amended.

Interest Rate Derivatives

As of March 31, 2006, we held fair value interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as fair value hedges for a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month London Interbank Offered Rate, or LIBOR, plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes.

Our interest rate swaps meet all the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in order to apply the shortcut method in accounting for these instruments. Under the shortcut method, we can assume that our interest rate swaps are perfectly effective in hedging our interest rate risk. We recognize all changes in the fair value of the interest rate swaps currently as a gain or loss within other income (expense) on the consolidated statement of operations, in accordance with SFAS No. 133, as amended. Under the shortcut method, these changes in the fair value of the hedging instrument are offset by an equal change in fair value of the underlying interest payment, with no net impact on earnings.

Our interest rate swap activity generated a net liability of $35 million as of March 31, 2006 compared to $18 million as of December 31, 2005, resulting from changes in the fair value of the interest rate swaps with an offset recorded to the underlying long-term debt.

During the fourth quarter 2005, our Local segment entered into a series of interest rate collars associated with the anticipated issuance of debt by the Local segment at the time of its spin-off. See note 14 for additional information. These derivative instruments do not qualify for hedge accounting treatment in our consolidated financial statements, and changes in the fair value of these instruments are recognized in earnings during the period of change. During the first quarter 2006, the fair value of these derivatives increased, resulting in a pre-tax gain of $38 million for the quarter ended March 31, 2006.

Equity Derivatives

We have also entered into a series of option contracts associated with our investment in NII Holdings, which we acquired through the Sprint-Nextel merger. The first of these contracts was not designated as a hedging instrument, and changes in the fair value of the derivative instrument were recognized in earnings during the period of change. This option contract was terminated on March 31, 2006 in conjunction with the sale of the underlying shares of NII Holdings. The sale of the underlying stock resulted in a $37 million gain. The change in

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

fair value of the option contract prior to termination resulted in a loss of $23 million during the first quarter 2006. The remaining instruments are designated as cash flow hedges and meet all the required criteria under SFAS No. 133, as amended, and the Derivative Implementation Group Issue No. G-20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, in order to assume that these option contracts are perfectly effective in hedging the market risk associated with our investment in NII Holdings. Changes in fair value of these instruments resulted in an unrealized loss of $110 million during the first quarter 2006, offset by unrealized holding gains during the first quarter 2006 of $126 million on the underlying investment in NII Holdings. These unrealized gains and losses were included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. These derivative instruments will be settled by December 31, 2006.

Note 9.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment that, under generally accepted accounting principles are excluded from net income.

The components of other comprehensive income are as follows:

	Quarter Ended March 31,
	2006	2005
	(in millions)
Net income	$419	$472

Other comprehensive income (loss), net of income taxes
Unrealized holding gains (losses) on available-for-sale securities
Net unrealized holding gains (losses)	143	(21)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(36)	(1)
Unrealized gains (losses) on qualifying cash flow hedges
Net unrealized gains (losses)	(110)	13
Reclassification adjustment for gains on cash flow hedges included in net income	—	(1)

Total other comprehensive loss, net of income taxes	(3)	(10)

Comprehensive income	$416	$462

Note 10.    Employee Benefit Information

The net periodic benefit cost consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2006	2005	2006	2005
	(in millions)
Service cost	$14	$38	$3	$4
Interest cost	66	65	10	14
Expected return on plan assets	(91)	(82)	(1)	(1)
Amortization of prior service cost	4	4	(15)	(12)
Amortization of net loss	19	27	6	7

Net benefit expense	$12	$52	$3	$12

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11.    Income Taxes

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Quarter Ended March 31,
	2006	2005
	(in millions)
Income tax expense at the federal statutory rate	$233	$267
Effect of:
State income taxes, net of federal income tax effect	11	25
Other, net	4	(1)

Income tax expense	$248	$291

Effective income tax rate	37.2%	38.1%

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of March 31, 2006, we continued to maintain a total valuation allowance of about $1.1 billion related to our deferred tax assets.

Note 12.    Commitments and Contingencies

Litigation, Claims and Assessments

In 2005, several PCS Affiliates filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. Suits were brought by UbiquiTel and UbiquiTel Operating Company, iPCS Wireless, Inc., Horizon Personal Communications Inc. and Bright Personal Communications Services LLC, which are both subsidiaries of iPCS Wireless, and Northern PCS Services, LLC. The lawsuits seek, among other things, to enjoin us from engaging in certain post-merger business conduct in the respective service areas of the PCS Affiliates, and unspecified damages caused by the alleged breach. Horizon Personal Communications, Inc. and Bright Personal Communications Services have entered into a forbearance agreement with us governing certain business practices addressed by the litigation until a decision is rendered by the trial court in the lawsuit filed by them. As part of the agreement to acquire UbiquiTel, the lawsuit filed by UbiquiTel and UbiquiTel Operating Company was stayed, with a final resolution to become effective upon closing of the acquisition. We and our subsidiaries intend to defend all of the other lawsuits vigorously.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Various other suits, proceedings and claims, including purported class actions, typical for a business enterprise are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Note 13.    Segment Information

We are divided into three main lines of business: Wireless, Long Distance and Local.

We generally manage our segments to the operating income (loss) level of reporting. Items below operating income (loss) are managed at a corporate level. The reconciliation from operating income to net income is shown on the face of the accompanying consolidated statements of operations.

We generally account for transactions between segments based on fully distributed costs, which we believe approximates fair value. In certain transactions, pricing is set using market rates.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Segment financial information was as follows:

Quarter Ended March 31,	Wireless	Long Distance	Local	Corporate and Eliminations		Consolidated
	(in millions)
2006
Net operating revenues	$8,515	$1,669	$1,620	$(256)		$11,548
Inter-company revenues	(6)	(186)	(64)	256		—
Operating income (loss)	441	105	423	(106	)(1)	863

2005
Net operating revenues	$3,867	$1,715	$1,597	$(243)		$6,936
Inter-company revenues	(7)	(172)	(64)	243		—
Operating income	455	146	435	—		1,036

(1)	Operating income (loss) includes $105 million of expenses primarily associated with the Sprint-Nextel merger and PCS Affiliate acquisitions and the proposed spin-off of Embarq that have been reflected as unallocated corporate selling, general and administrative expense. In addition to the $105 million of merger, integration and spin-off expenses recorded in the corporate segment, we incurred $121 million of other costs in the first quarter 2006 associated with the merger and integration activities and the spin-off of Embarq, as detailed in note 6, including (i) $46 million of expensed restructuring costs for work force reductions, (ii) $57 million of restructuring costs for work force reductions that were adjusted through goodwill as part of purchase price accounting, and (iii) $18 million of asset impairments.

Net operating revenues by product and services were as follows:

Quarter Ended March 31,	Wireless	Long Distance	Local	Corporate and Eliminations	Consolidated
	(in millions)
2006
Wireless services	$7,487	$—	$—	$(6)	$7,481
Wireless equipment	830	—	—	—	830
Voice	—	1,009	1,050	(210)	1,849
Data	—	375	267	(20)	622
Internet	—	225	—	(4)	221
Other	198	60	303	(16)	545

Total net operating revenues	$8,515	$1,669	$1,620	$(256)	$11,548

2005
Wireless services	$3,315	$—	$—	$(7)	$3,308
Wireless equipment	327	—	—	—	327
Voice	—	1,065	1,105	(203)	1,967
Data	—	412	233	(15)	630
Internet	—	178	—	(2)	176
Other	225	60	259	(16)	528

Total net operating revenues	$3,867	$1,715	$1,597	$(243)	$6,936

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 14.    Subsequent Events

Commercial Paper Program

In April 2006, we commenced a commercial paper program, which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our revolving credit facilities. The $2.0 billion program is backed by our $6.0 billion revolving credit facility and reduces the amount we can borrow under that facility to the extent of the commercial paper outstanding. As of April 30, 2006, we had about $500 million of commercial paper outstanding.

Spin-off of Local Telecommunications Business

Our board of directors has approved the spin-off of our local communications business to our shareholders as Embarq Corporation. On May 17, 2006, we will transfer certain assets and liabilities to Embarq, and in exchange we will receive shares of common stock of Embarq and about $6.6 billion in the form of cash and senior notes. We will distribute, pro rata to our shareholders of record on May 8, 2006, the shares of common stock of Embarq at a ratio of one Embarq share for every 20 shares of our common stock. We will present Embarq’s results of operations for the periods in which it was our wholly owned subsidiary as a discontinued operation in subsequent filings.

Dividend Declaration

On April 28, 2006, our board of directors declared a dividend of $0.025 per share on our common stock, payable on June 30, 2006, to shareholders of record at the close of business on May 17, 2006, which will be subsequent to the spin-off of Embarq and issuance of Embarq common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries (the Company) as of March 31, 2006, the related consolidated statements of operations and cash flows for the quarters ended March 31, 2006 and 2005, and the related consolidated statement of shareholders’ equity for the quarter ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 7, 2006, except as to Note 26, which is as of March 30, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

McLean, Virginia

May 4, 2006

Item 2.

SPRINT NEXTEL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

We include certain estimates, projections and other forward-looking statements in our annual report and in our quarterly and current reports, and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the uncertainties related to the benefits of the Sprint-Nextel merger, including anticipated synergies and cost savings and the timing thereof;

•	the potential impact of difficulties we may encounter in connection with the integration of the pre-merger Sprint and Nextel businesses, and the integration of the businesses and assets of certain of the third party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand that we have acquired or intend to acquire, and Nextel Partners, Inc.;

•	the impact of the spin-off of our local communications business;

•	the effects of vigorous competition, the overall demand for our service offerings, including the impact of decisions of new subscribers between our post-paid and prepaid services offerings and between our two network platforms, and the impact of new, emerging and competing technologies, on our business;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the impact of potential adverse changes in the ratings assigned to our debt securities by ratings agencies;

•	the ability of our Wireless segment to continue to grow and improve profitability;

•	the ability of our Long Distance segment to retain customers and achieve expected revenues;

•	the effects of mergers and consolidations in the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	unexpected results of litigation filed against us;

•	a significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for our integrated Digital Enhanced Network, or iDEN®, network;

•	the impact of adverse network performance, including any performance issues resulting from the reconfiguration of the 800 megahertz, or MHz, band of our iDEN network contemplated by the Report and Order of the Federal Communications Commission, or FCC;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC Report and Order and deployment of enhanced 911, or E911, services on the iDEN network;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	the inability of our suppliers or other third parties to perform to our requirements under agreements related to business operations;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission, or SEC, including in our Form 10-K for the year ended December 31, 2005, as amended, in Part I, Item 1A, “Risk Factors”.

The words “estimate”, “project”, “forecast”, “intend”, “expect”, “believe”, “target”, “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Overview

We are a global communications company offering a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and business and government customers. Although our operations are divided into three lines of business, wireless, long distance and local, we have organized our sales and distribution efforts to focus on the needs of two distinct customer types – individuals, and businesses and government agencies, which enable us to create customer-focused communications solutions that can incorporate any of our wireless and wireline services and their capabilities. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. We also provide regulated local exchange telephone services in our local service territories in 18 states. As described in more detail below, we expect to spin-off the local communications business, known as Embarq Corporation, to our shareholders on May 17, 2006.

Nextel Merger and Contemplated Local Communications Business Spin-off

On August 12, 2005, a subsidiary of our company merged with Nextel Communications, Inc. In connection with the Nextel merger, we changed our name to Sprint Nextel Corporation.

We merged with Nextel to secure a number of potential strategic and financial benefits. These benefits include those arising from the combination of our network and spectrum assets, the combination of our diverse customer bases and services, the size and scale of the combined company and the opportunity to focus on the fastest growing areas of the communications industry. We also believe that the merger provides significant opportunities to achieve operating efficiencies by realizing revenue, operating cost and capital spending synergies.

We have begun to recognize synergies, and over a number of years expect to continue to recognize significant synergies, associated with the merger. However, we believe that our operating results for at least the next several quarters will be negatively impacted by costs that will be incurred to achieve these synergies. Such costs are generally not expected to be recurring in nature, and will include costs associated with the spin-off of Embarq Corporation, costs associated with integrating back office systems, severance costs associated with the termination of the employment of certain employees, and lease and other contract termination costs. The merger and integration costs that we incur can be dependent on a number of business or strategic decisions whose timing cannot be predicted with certainty, which could cause merger and integration costs to vary from period to period. Additionally, certain merger and integration-related expenditures are not recorded as expenses, but instead could represent changes to our purchase price allocation estimates, which would affect goodwill. The ability to achieve these synergies and the timing in which the benefits can be realized will depend in large part on the ability to integrate our networks, business operations, back-office functions and other support systems and infrastructure.

In addition, at the time that we announced the merger, we also announced our plans to spin-off our local communications business to our shareholders on a tax-free basis. This business, which consists primarily of the business reported as the Local segment in our consolidated financial statements, is referred to as Embarq. It is anticipated that the common stock of Embarq will trade on the New York Stock Exchange.

On April 28, 2006, we announced our plans to complete the spin-off of the local communications business by distributing all of the shares of Embarq common stock to our shareholders by means of a stock dividend on May 17, 2006. The stock dividend of one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting common stock will be paid pro rata to Sprint Nextel shareholders who hold their shares at the close of business on May 8, 2006, which is the record date for the distribution. No fractional shares of Embarq common stock will be distributed. Instead of fractional shares, Sprint Nextel shareholders will receive cash. Following the distribution, Sprint Nextel will not own any shares of Embarq, and Embarq will be an independent company.

We have received a ruling from the Internal Revenue Service that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Embarq common stock will not be taxable to us or U.S. holders of our common stock, except with respect of cash received in lieu of fractional share interests, which generally will be taxable.

Payment of the stock dividend is subject to the satisfaction or waiver of the conditions described in the information statement included as an exhibit to the registration statement on Form 10, as amended, filed by Embarq with the SEC and available at the SEC’s website at www.sec.gov. Such information is not part of this report.

Business

We offer a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our two targeted customer groups: individuals, and businesses and government agencies. We conduct our operations through three segments referred to as Wireless, Long Distance and Local.

We, together with the remaining PCS Affiliates and Nextel Partners, offer digital and wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands and provide wireless coverage to a total domestic population of more than 277 million people. The PCS Affiliates, through commercial arrangements with us, provide wireless services under the Sprint brand name in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at their expense, in most instances using spectrum licensed to, and controlled by, us. Nextel Partners provides digital wireless communications services under the Nextel brand name in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at its expense. During 2005, we acquired three PCS

Affiliates and, in the first quarter 2006, we acquired two additional PCS Affiliates. In the second quarter 2006, we expect to acquire Nextel Partners and UbiquiTel, one of the remaining PCS Affiliates. We believe the acquisitions of these PCS Affiliates, as well as the pending acquisitions of Nextel Partners and UbiquiTel, will give us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage.

We also are one of the nation’s largest providers of long distance services and one of the largest carriers of Internet traffic. In addition, we provide regulated local exchange telephone services to about 7.3 million access lines in our local service territories in 18 states. As described above, we expect to spin-off Embarq to our shareholders in the second quarter 2006.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Although we believe that our targeted customer base of individuals and businesses and government agencies generally base their purchase decisions on quality of service and the availability of differentiated features and services, competitive pricing is often an important factor in potential customers’ purchase decisions.

Our industry has been and continues to be subject to consolidation and dynamic change. To maintain our operating margins in an environment of intense competition that could put pressure on customer pricing, we continually seek ways to create or improve capital and operating efficiencies in our business. Consequently, we routinely reassess our business strategies and their implications on our operations and these assessments may continue to impact the future valuation of our long-lived assets. As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity and/or results of operations.

The FCC regulates the licensing, operation, acquisition and sale of the licensed radio spectrum that is essential to our business. The FCC and state Public Utilities Commissions, or PUCs, also regulate the provision of telecommunications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations.

Statements contained in this quarterly report relating to our business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding our business generally do not take into account the contemplated spin-off of Embarq.

Management Overview

Wireless

Through our Wireless segment, we, together with the remaining PCS Affiliates and Nextel Partners, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 300 metropolitan markets, including the 125 largest U.S. metropolitan areas, where more than 277 million people live or work. Including subscribers who purchase services from the PCS Affiliates, Nextel Partners and our mobile virtual network operators, or MVNOs, we served 51 million subscribers as of March 31, 2006. We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize code division multiple access, or CDMA, and iDEN technologies.

Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. To enable us to offer innovative applications and services, we are deploying high-speed evolution data optimized, or EV-DO, technology across our CDMA network. Currently EV-DO technology covers over 150 million people and serves customers in 215 communities with populations of at least 100,000, as well as 470 airports across the country. The services supported by this technology, marketed as PowerVisionSM, give consumer and business subscribers with EV-DO-enabled devices access to numerous sophisticated high-speed data messaging, imaging, entertainment and location-based applications. On our iDEN network, we continue to develop features and services that are designed to meet the needs of business and government customers with a particular focus on services that build upon our unique walkie-talkie features. We also seek to realize operating efficiencies in our business, largely from merger-related synergies, and optimize the performance of our network while minimizing costs.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. Excluding prepaid service plans, we offer these services on a contract basis, typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets. We also offer wholesale wireless services to MVNOs, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of acquisition, billing and customer service. We also recently entered into an agreement with several cable companies to develop converged next generation products for consumers designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service.

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

We believe that wireless carriers increasingly must attract a greater proportion of new customers from the existing customer bases of competitors rather than from first time purchasers of wireless services. Certain of our competitors have continued to increase their focus on customer retention efforts, which may make it harder for us to acquire new customers from these competitors. As part of our effort to improve our customer retention, we are implementing programs to improve the quality of our customer care and eliminate situations that create customer dissatisfaction at points where we interact with our customers. In addition, the higher market penetration of wireless services may suggest that customers purchasing wireless services for the first time may, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in a higher bad debt expense.

We have also experienced declines in the average voice revenue per subscriber/user due to competitive pricing in the market. We are developing and implementing plans designed to offset these declines in revenue generated from fixed priced plans that include significant numbers of voice minutes by offering a wide array of wireless imaging, data communications, entertainment and locations-based services.

The ability of our Wireless segment to generate equipment revenues is primarily a function of the number of new and existing subscribers who purchase handsets and other accessories. The ability of our Wireless segment to generate wholesale revenues is primarily a function of the number and type of MVNOs that resell our wireless service and the rates that we charge MVNOs for utilization of our network.

Although many of the costs relating to the operation of our wireless networks are fixed in the short-term, other costs, such as interconnection fees, fluctuate based on the utilization of the networks. Sales and marketing expenses are largely dependent on the number of subscriber additions and the nature and extent of our marketing and promotional activities. Customer care costs are dependent on the number of subscribers that we serve and the nature of programs designed to retain subscribers. General and administrative expenses consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Although our goal is to improve operating margins through cost savings initiatives and the benefits of scale, costs that fluctuate based on network utilization and the number of subscribers that we serve generally will increase in absolute terms over time.

In February 2005, Nextel accepted the terms and conditions of the FCC Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, prior to the August 12, 2005 merger date, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. As part of the reconfiguration process in most markets, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum, which could adversely affect the performance of our iDEN network and result in increased subscriber churn and/or require us to curtail subscriber additions on that network in relevant markets until the capacity limitation can be corrected or incur substantial capital costs in order to replace capacity lost as a result of the spectrum reconfiguration.

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

In addition, a financial reconciliation is required to be completed in 2008 at the end of the reconfiguration implementation, at which time we will be required to make a payment to the U.S. Department of the Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above.

As required under the terms of the Report and Order, we have delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for periodic reductions in the amount of the letter of credit, no reductions had been made as of March 31, 2006.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business and residential customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as next generation multi-protocol label switching, or MPLS, technologies, as well as IP, asynchronous transfer mode, or ATM, and frame relay, and managed network services. We also provide services to the cable companies that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable companies and Internet service providers. Growth in cable revenue is accelerating as consumers are becoming more comfortable with using cable companies as alternatives to local and long distance voice communications providers; we have entered into contracts with several large cable companies that enable us to provide local and long distance voice communications service as part of our bundled service offering. In addition to increased emphasis on selling IP services, we are converting existing customers from ATM and frame relay to more advanced IP technologies through a data simplification initiative. Over time, this will result in decreasing revenue from frame relay and ATM service offset by increases in IP and other data revenues.

Local

Our Local segment consists mainly of regulated incumbent local phone companies serving about 7.3 million access lines in our local service territories in 18 states. We provide local and long distance voice and data services, including digital subscriber line, or DSL, services to customers in these service areas. We also operate a wholesale telecommunications product distribution business.

For several years, we have experienced declines in the number of access lines that we serve in our local service territories, as a result of competition from cable operators, which provide voice services in direct competition to us as well as high-speed Internet services and from wireless providers, as customers completely forego the use of traditional wireline phone service and instead rely solely on wireless service. The strategy of our Local segment to offset the decline in access lines is to sell a bundled package of products and services to meet the needs of our consumers and business and wholesale customers within our local service territories.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. For the quarter ended March 31, 2006, there were no material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

Significant New Accounting Pronouncement

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires us to begin to recognize compensation cost for unvested common stock options granted to our employees before January 1, 2003, which were outstanding as of January 1, 2006. This requirement to recognize expense on these unvested grants is immaterial to us because we had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the prospective method and most of these options had been modified and repriced in 2004.

Results of Operations

Consolidated

	Quarter Ended March 31,
	2006	2005
	(in millions)
Net operating revenues	$11,548	$6,936
Operating expenses	10,685	5,900
Operating income	863	1,036
Net income	419	472

The discussion of our results of operations for the first quarter 2005 does not include the financial results of Nextel or any of the acquired PCS Affiliates, consistent with generally accepted accounting principles, or GAAP. The exclusion of these results renders direct comparisons with results for the first quarter 2006 less meaningful, due to the impact of the Sprint-Nextel merger in August 2005 and the acquisition of the PCS Affiliates during 2005 and the first quarter 2006.

Net operating revenues increased 66% from the first quarter 2005 to the first quarter 2006, primarily reflecting growth in revenues of our Wireless segment driven by the Sprint-Nextel merger.

Operating expenses increased 81% from the first quarter 2005 to the first quarter 2006 primarily within our Wireless segment, driven by the Sprint-Nextel merger.

During the first quarter 2006, we recorded merger, integration and spin-off expenses of $105 million. Merger, integration and spin-off costs are generally non-recurring in nature and primarily include charges for costs to adopt and launch a new branding strategy and logos, including costs to re-brand company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems, processes and other integration planning and execution costs, and costs related to employee retention. These costs were primarily related to the Sprint-Nextel merger and the planned spin-off of Embarq. Merger, integration and spin-off costs have primarily been reflected as unallocated corporate selling, general and administrative expenses and, therefore, are excluded from segment results. In addition, we also recorded $20 million of costs related to the separation of legacy Sprint employees as part of the Sprint-Nextel merger and integration initiatives. These costs were recorded as restructuring charges.

Segmental Results of Operations

Wireless

Through our Wireless segment, we, together with the remaining PCS Affiliates and Nextel Partners, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands and provide wireless coverage in over 300 metropolitan markets, including the 125 largest U.S. metropolitan areas, to more than 277 million people. Combined with the PCS Affiliates, Nextel Partners and our MVNO wholesale resellers, we served 51 million subscribers at the end of first quarter 2006.

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

We offer wireless international voice roaming in various countries. International roaming is available with a PCS tri-mode (CDMA/analog) phone in areas of more than 40 countries, including countries in the Asia-Pacific, South American and Caribbean regions, as well as Canada and Mexico. International roaming is also available with a dual-mode global system for mobile communications, or GSM,-capable phone in areas in over 140 countries in Europe, the Middle East, Africa and the South Pacific rim. We also have roaming or interoperability agreements with iDEN-based wireless service providers that operate in Latin America and Canada.

We are continuing to execute plans that will enable us to offer faster wireless data speeds by deploying EV-DO technology across the CDMA network. With peak rates of up to 2.4 megabits per second for downloads, EV-DO will accelerate average mobile-device data speeds up to 10 times when compared to the prior generation technology. This technology is expected to deliver superior application and service performance on EV-DO-capable handsets and laptops equipped with EV-DO-enabled Sprint PCS Connection Cards™. Our first commercial rollout of EV-DO was in the second quarter 2005 and subsequent rollouts will continue to expand our footprint to provide coverage to more people and markets.

The following are included in the results of our Wireless segment for the first quarter 2006: the results of Enterprise Communications from the January 31, 2006 acquisition date, the results of Alamosa Holdings from the February 1, 2006 acquisition date, and the results of Velocita Wireless from the February 21, 2006 acquisition date.

	Quarter Ended March 31,				Change
Wireless	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(dollars in millions)
Net operating revenues
Service	$7,487	88%	$3,315	86%	$4,172	126%
Equipment	830	10%	327	8%	503	154%
Wholesale, affiliate and other	198	2%	225	6%	(27)	(12)%

Total net operating revenues	8,515	100%	3,867	100%	4,648	120%

Operating expenses
Cost of service	1,759	21%	893	23%	866	97%
Cost of products	1,340	16%	664	17%	676	102%
Selling, general and administrative	2,725	32%	1,209	31%	1,516	125%
Restructuring and asset impairment	28	NM	2	NM	26	NM
Depreciation	1,284	15%	641	17%	643	100%
Amortization	938	11%	3	NM	935	NM

Total operating expenses	8,074	95%	3,412	88%	4,662	137%

Operating income	$441	5%	$455	12%	$(14)	(3)%

Capital expenditures	$1,071		$418		$653	156%

NM: Not Meaningful

Net Operating Revenues

The following represents the summary of our subscriber activity and related subscriber metrics. The level of subscribers impacts both service revenues and costs of service as well as support costs like customer care and bad debt expenses which are recorded in general and administrative expenses.

	Quarter Ended March 31,
	2006	2005
Direct subscribers, end of period (millions)	42.2	18.3
Wholesale and affiliate subscribers, end of period (millions)	6.6	7.7
Direct net subscribers additions (millions)	1.1	0.5
Customer churn rate
Direct post-paid	2.1%	2.5%
Direct prepaid(1)	6.9%	—
Weighted average	2.5%	2.5%
Average monthly service revenue per user
Direct post-paid	$62	$61
Direct prepaid(1)	36	—
Weighted average	61	61

(1)	Prior to our merger with Nextel in the third quarter 2005, we did not have direct pre-paid subscribers.

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

Service revenues increased $4,172 million or 126% from the first quarter 2005 to the first quarter 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005 and the increase in the number of our direct subscribers, while our average monthly service revenue per user remained flat. We had 1.1 million direct net subscriber additions during the first quarter 2006, excluding PCS Affiliate subscriber additions of Alamosa Holdings and Enterprise Communications that occurred before those companies were acquired, and ended the first quarter 2006 with 42.2 million direct subscribers. We believe that the growth in direct subscribers, separate from those subscribers acquired as a result of the Sprint-Nextel merger and the PCS Affiliate acquisitions, is the result of a number of factors, principally:

•	our differentiating products and services, particularly data-related services such as nationwide walkie-talkie services, Sprint PowerVision, instant messaging and emails, sending and receiving pictures, playing games with full-color graphics and polyphonic sounds and browsing the Internet wirelessly;

•	the introduction of more competitive service pricing plans that are targeted at meeting more of our customers’ needs;

•	selected handset pricing promotions and improved handset choices; and

•	the stability in subscriber retention (the average rate of customer churn), which we believe is attributable to the impact of targeted customer loyalty programs, competitive pricing, and our focus on delivering high quality and differentiated services.

Our average monthly service revenue per user remained flat at $61 in the first quarter 2006 and the first quarter 2005 as:

•	we integrated Nextel subscribers who have a higher average monthly service revenue; and

•	we saw an increase in revenues from data services driven by higher usage as subscribers took advantage of our wider array of data offerings such as Vision, short message service, or SMS, text messaging and PowerVision; these increases were offset as

•	we continued to offer more competitive service pricing plans, including lower priced plans, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related customers, or a combination of these features; and

•	we integrated PCS Affiliate subscribers who have a lower average monthly service revenue.

We expect that service revenues will increase in absolute terms in the future as a result of an increasing subscriber base. As competition among wireless communications providers has increased, we and our competitors have decreased prices while the average per subscriber utilization of wireless voice services has increased, resulting in both declining average monthly revenue per subscriber in the wireless industry overall and in declining average revenue per minute of use for voice services, and we expect these trends will continue. See “— Forward-Looking Statements.”

Revenues from sales of handsets and accessories, generated from both new subscribers and upgrades, were 10% of net operating revenues for the first quarter 2006 and 8% for the first quarter 2005. These revenues increased $503 million or 154% from the first quarter 2005 to the first quarter 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005. The remainder of the increase was due to a moderate increase in the number of CDMA handsets sold during the first quarter 2006 as compared to the first quarter 2005 in addition to a 38% increase in the average sales price of the CDMA handsets. The increase in the average sales price of our CDMA handsets was primarily affected by the change in the compensation of our third party dealers from a discounted handset-based plan to a commission-based plan in the second quarter 2005, higher activation and upgrade fees, and increased sales of our PowerVision enabled handsets. Consistent with industry practice, our marketing plans assume that handsets, net of rebates, will continue to be sold at prices below cost in most instances. Our retention efforts, which often include providing incentives towards new handsets, may cause our handset subsidies to increase as our customer base continues to grow. In addition, we may increase handset subsidies in response to the competitive environment. See “— Forward-Looking Statements.”

Wholesale, affiliate and other revenues decreased $27 million or 12% from the first quarter 2005 to the first quarter 2006, reflecting a lower number of subscribers in the wholesale and PCS Affiliate bases largely due to the subscribers of the PCS Affiliates that we have acquired since the third quarter 2005 becoming a part of our direct subscriber base. Additionally, wholesale, affiliate and other revenues decreased due to a more competitive market for our MVNOs and a rate reduction for Virgin Mobile USA, LLC, one of our wholesale operators, under the terms of our network services agreement with them. The PCS Affiliates ended the first quarter 2006 with 1.2 million subscribers, a reduction from the fourth quarter 2005 due to our acquisitions of Alamosa Holdings and Enterprise Communications during the first quarter 2006. Our wholesale operators added 227 thousand subscribers during the first quarter 2006, ending the quarter with 5.4 million subscribers. We expect that wholesale revenues will increase throughout 2006 due to continued subscriber growth of existing resellers as well as the addition of new resellers during the year, but that revenues from PCS Affiliates will decrease, as we have agreed to acquire UbiquiTel, one of our remaining PCS Affiliates, and expect that transaction to be completed in the second quarter 2006. See “— Forward-Looking Statements.”

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

Cost of handset and accessory revenues consists primarily of the cost of the handsets and accessories sold, order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage. We recognize the cost of handset revenues, including the handset costs in excess of the revenues generated from handset sales and accessory revenues, when title to the handset or accessory passes to the dealer or end-user customer.

Cost of service was 57% of total costs of services and products for the first quarter 2006 and the first quarter 2005. These costs increased $866 million or 97% from the first quarter 2005 to the first quarter 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005, as well as increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically, we experienced:

•	an increase in transmitter and receiver and switch related operational costs due to the increase in transmitter and receiver sites and capacity enhancements placed into service since the first quarter 2005;

•	increased long distance and roaming costs in addition to higher federal and state Universal Service Fund, or USF, fees due to the increase in our direct subscriber base;

•	an increase in EV-DO backhaul costs driven by the increased capacity required to support the launch of this service in the second quarter 2005; and

•	an increase in costs for premium data services resulting from increased subscriber usage of these services.

We expect the aggregate amount of cost of service to increase as customer usage of our networks increases and we add more sites and other equipment to expand the coverage and capacity of our CDMA and iDEN networks. See “—Forward-Looking Statements” and “—Liquidity and Capital Resources”.

Handset and accessory costs were 43% of total costs of services and products for the first quarter 2006 and the first quarter 2005. These costs increased $676 million or 102% from the first quarter 2005 to the first quarter 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005. The remainder of the increase reflects a moderate increase in the volume of CDMA handsets sold in addition to a 4% increase in the average cost per handset. Additionally, equipment refurbishment costs have declined since the first quarter 2005 due to operational improvements in the handset exchange and insurance programs as well as increased insurance deductibles implemented in early 2005 to offset a portion of our costs.

Selling, General and Administrative Expense

Selling and marketing costs primarily consist of customer acquisition costs, including commissions earned by our indirect dealers, third-party distributors and our direct sales force for new handset activations, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding. General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Selling, general and administrative expense was 32% of net operating revenues for the first quarter 2006 and 31% for the first quarter 2005.

Sales and marketing expense increased $761 million or 123% from the first quarter 2005 to the first quarter 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005. The remaining increase in selling and marketing expense reflects:

•	increased sales and distribution costs to support a larger direct subscriber base; retail costs incurred by the PCS Affiliates we have acquired since the third quarter 2005; and a shift in the compensation of our third party dealers from a discounted handset-based plan to a commissions-based plan that was implemented in the second quarter 2005; and

•	increased advertising and marketing costs, focusing on the customer experience and more corporate sponsorships, including with the National Football League, or NFL, which began in the second half of 2005.

General and administrative costs increased $755 million or 128% from the first quarter 2005 to the first quarter 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005, as well as:

•	an increase in information technology and billing expenses to support a larger subscriber base in addition to an increase in credit card fees as more subscribers submit invoice payments through credit cards and higher outside collection agency fees;

•	a decrease in PCS Affiliate expense recoveries due to the PCS Affiliate acquisitions starting in the third quarter 2005;

•	an increase in bad debt expense. The reserve for bad debt requires our judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was 1.2% for the first quarter 2006 and the first quarter 2005. The reserve for bad debt as a percentage of outstanding accounts receivable was 6% for the first quarter 2006 as compared to 11% for the first quarter 2005; and

•	an increase in our customer care costs to support a larger customer base.

We expect certain selling, general and administrative expenses to continue to increase in absolute terms primarily as a result of increased costs to support a growing customer base, including costs associated with billing, collection, customer retention and customer care activities. We expect the increase in the costs to support a growing customer base will be largely offset by reductions in certain other selling, general and administrative expenses as we recognize the benefits of scale as a result of the Sprint-Nextel merger. See “—Forward-Looking Statements.”

Restructuring and Asset Impairment

In the first quarter 2006, we recorded an asset impairment charge of $18 million primarily related to software asset impairment and abandonment. We also recorded a $10 million restructuring charge during the first quarter 2006 primarily represented by severance related to our ongoing organizational realignment initiatives.

Additional information regarding our restructuring and asset impairment can be found in note 6 of the Notes to Consolidated Financial Statements.

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

Depreciation expense increased $643 million or over 100% from the first quarter 2005 to the first quarter 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005 and the PCS Affiliate acquisitions during the second half of 2005 and first quarter 2006. Excluding this impact, depreciation expense increased as a result of an increase in transmitter and receiver sites in service and the costs to modify existing switches and transmitter and receiver sites in existing markets primarily to enhance the capacity of our networks. Also during the first quarter 2006, we shortened the lives of certain CDMA cell sites expected to be decommissioned as a result of the Sprint-Nextel merger. This resulted in an incremental depreciation expense in the first quarter 2006 of about $20 million.

Amortization expense increased $935 million from the first quarter 2005 to the first quarter 2006 primarily related to the customer contracts acquired in connection with the Sprint-Nextel merger and PCS Affiliate acquisitions.

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

	Quarter Ended March 31,				Change
Long distance	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$1,009	61%	$1,065	62%	$(56)	(5)%
Data	375	22%	412	24%	(37)	(9)%
Internet	225	13%	178	10%	47	26%
Other	60	4%	60	4%	—	—%

Total net operating revenues	1,669	100%	1,715	100%	(46)	(3)%

Operating expenses
Cost of services and products	1,098	66%	1,069	62%	29	3%
Selling, general and administrative	335	20%	386	22%	(51)	(13)%
Restructuring	10	1%	(3)	NM	13	NM
Depreciation	121	7%	117	7%	4	3%

Total operating expenses	1,564	94%	1,569	91%	(5)	NM

Operating income	$105	6%	$146	9%	$(41)	(28)%

Capital expenditures	$92		$65		$27	42%

NM: Not Meaningful

Net Operating Revenues

Net operating revenues decreased 3% from the first quarter 2005 to the first quarter 2006. Lower pricing associated with voice services, the decline in revenues from our unbundled network element platform, or UNE-P, services as we exited that market, and migration from legacy data products played a large role in the declines. Partially offsetting these declines were revenues from selling services to the cable companies.

Voice Revenues

Voice revenues decreased 5% from the first quarter 2005 to the first quarter 2006 primarily as a result of the sale of our UNE-P customers in the first quarter 2006. Additionally, competition from the cable industry and the major local exchange carriers for consumer and small business customers, as well as wireless, e-mail and instant messaging substitution, continue to erode the retail base and drive lower prices per minute, despite a 10% increase in call volume from the first quarter 2005 to the first quarter 2006. These declines were partially offset by an increase in lower-yielding affiliate and wholesale revenue primarily from our relationships with certain cable providers. Voice revenues generated from the provision of services to the Wireless segment and Local segment represented 17% of total voice revenues for the first quarter 2006 compared to 15% for the first quarter 2005.

Data Revenues

Data revenues reflect sales of current-generation data services, including ATM, managed network services, private line, and frame relay services. Data revenues decreased 9% from the first quarter 2005 to the first quarter 2006 primarily related to declines in frame relay and ATM services as customers migrate to IP-based technologies.

Internet Revenues

Internet revenues reflect sales of next-generation IP-based data services, including MPLS. Internet revenues increased 26% from the first quarter 2005 to the first quarter 2006 primarily due to an increase in dedicated IP revenue as customers migrate from ATM and frame relay technologies to next generation MPLS technologies.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies (including our Local segment), other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products increased 3% from the first quarter 2005 to the first quarter 2006. This increase was driven by increases in access volume and rates, somewhat offset by a decrease in costs related to the sale of our UNE-P customers in the first quarter 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 13% from the first quarter 2005 to the first quarter 2006. This decline was due primarily to lower bad debt expense, decreased selling and marketing activities and continued headcount reductions and aggressive cost savings initiatives.

Selling, general and administrative expense includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on customer-specific indicators, as well as historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net operating revenues was 0.3% for the first quarter 2006 and 1.2% for the first quarter 2005. The reserve for bad debt as a percentage of outstanding accounts receivable was 7% for the first quarter 2006 and 13% for the first quarter 2005.

Restructuring

During the first quarter 2006, we recorded restructuring charges of $10 million primarily related to our ongoing organizational realignment initiatives. The remaining charges are costs associated with the wind down of our web hosting service. Activities related to this wind-down are substantially complete; however, we continue to be obligated under facility leases that expire from 2007 through 2014. Additional information regarding our restructuring can be found in note 6 of the Notes to Consolidated Financial Statements.

Local

Our Local segment consists mainly of regulated incumbent local phone companies in 18 states. We provide local and long distance voice and data services, including DSL, access by customers and other carriers to the local network, sales of telecommunications equipment and other telecommunications-related services. We provide wireless and video services through agency relationships. Our wholesale telecommunications product distribution business, known as North Supply, is also part of the Local segment.

	Quarter Ended March 31,				Change
Local	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$1,050	65%	$1,105	69%	$(55)	(5)%
Data	267	16%	233	15%	34	15%
Other	303	19%	259	16%	44	17%

Total net operating revenues	1,620	100%	1,597	100%	23	1%

Operating expenses
Costs of services and products	599	37%	564	36%	35	6%
Selling, general and administrative	306	19%	321	20%	(15)	(5)%
Restructuring	29	2%	1	NM	28	NM
Depreciation	263	16%	276	17%	(13)	(5)%

Total operating expenses	1,197	74%	1,162	73%	35	3%

Operating income	$423	26%	$435	27%	$(12)	(3)%

Capital expenditures	$179		$152		$27	18%

NM: Not Meaningful

Net Operating Revenues

Net operating revenues increased 1% from the first quarter 2005 to the first quarter 2006 driven by growth in North Supply product sales and data revenue partially offset by lower voice revenue. We ended the first quarter 2006 with 7.3 million switched access lines, a decrease of 5% from the first quarter 2005 driven principally by losses to wireless and cable providers, along with broadband substitution.

Voice Revenues

Voice revenues, consisting of revenue from local exchange services, long distance revenue and switched access revenue, decreased 5% from the first quarter 2005 to the first quarter 2006 primarily due to an 11% decrease in access minutes of use in addition to the 5% decrease in access lines.

Data Revenues

Data revenues are mainly derived from DSL, local data transport services, and special access. Data revenues increased 15% from the first quarter 2005 to the first quarter 2006 mainly as a result of strong growth in DSL lines. We ended the first quarter 2006 with 777,000 DSL lines in service, an increase of 41% from the first quarter 2005.

Other Revenues

Other revenues increased 17% from the first quarter 2005 to the first quarter 2006 principally driven by higher product sales due to a significant contract entered into by North Supply, somewhat offset by a decline in business equipment sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network and costs of equipment sales. These costs increased 6% from the first quarter 2005 to the first quarter 2006 primarily driven by the increase in North Supply product sales and higher costs associated with our increase in DSL lines in service.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 5% from the first quarter 2005 to the first quarter 2006 primarily driven by reduced information technology costs.

Selling, general and administrative expense includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on historical trending, industry norms and recognition of current market indicators about general economic conditions. Bad debt expense as a percentage of net revenues was 1.0% for the first quarter 2006 and 1.3% for the first quarter 2005. The reserve for bad debt expense as a percentage of outstanding accounts receivable was 8% for the first quarter 2006 and 10% for the first quarter 2005.

Restructuring

For the first quarter 2006, we recorded restructuring charges of $29 million related to our ongoing organizational realignment initiatives. Additional information regarding our restructuring can be found in note 6 of the Notes to Consolidated Financial Statements.

Depreciation Expense

Depreciation expense decreased 5% from the first quarter 2005 to the first quarter 2006 due to changes in depreciable rates in addition to certain property, plant and equipment becoming fully depreciated since the first quarter 2005, somewhat offset by new plant assets placed into service since the first quarter 2005.

Nonoperating Items

	Quarter Ended March 31,		Change from Previous Year
	2006	2005	Dollars	Percent
Interest expense	$(408)	$(304)	$(104)	34%
Interest income	84	29	55	NM
Equity in earnings (losses) of unconsolidated subsidiaries	20	(9)	29	NM
Other, net	108	11	97	NM
Income tax expense	(248)	(291)	43	15%
Income available to common shareholders	417	470	(53)	(11)%

Interest Expense

The effective interest rates in the following table reflect interest expense on long-term debt only. Interest costs on short-term borrowings, deferred compensation plans and amortization of debt costs have been excluded so as to not distort the effective interest rates on long-term debt. See “—Liquidity and Capital Resources” for more information on our financing activities.

	Quarter Ended March 31,
	2006	2005
Effective interest rate on long-term debt	6.6%	7.2%

The effective interest rate includes the effect of interest rate swap agreements. Additional information regarding our interest rate swaps can be found in note 8 of the Notes to Consolidated Financial Statements. Although interest expense increased $104 million in the first quarter 2006 compared to the first quarter 2005 due to the additional indebtedness assumed in connection with the Sprint-Nextel merger and the PCS Affiliate acquisitions, the effective interest rate on long-term debt decreased in the first quarter 2006 from 7.2% to 6.6%. This decrease is primarily due to lower effective interest rates on the assumed Nextel long-term debt. As of March 31, 2006, the average floating rate of interest on the interest rate swaps was 7.6%, while the weighted average coupon on the underlying debt was 7.2%.

Interest Income

Interest income includes dividends received from our investments in equity securities and interest earned on marketable debt securities and cash equivalents. The $55 million increase in interest income from the first quarter 2005 to the first quarter 2006 is primarily due to the increase in the average cash and cash equivalents balances due to the Sprint-Nextel merger in the third quarter 2005.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

Under the equity method of accounting, we record our proportional share of the earnings or losses of the companies in which we have invested, up to the amount of our investment in the case of losses. We recorded $20 million of net equity in earnings of unconsolidated subsidiaries during the first quarter 2006, primarily due to our ownership interest in Nextel Partners.

Other, net

During the first quarter 2006, we recognized $78 million of gains on the sale and exchange of certain equity investments.

Our derivative transactions are used principally for hedging purposes. However, we entered into several derivative instruments during 2005 that did not qualify for hedge accounting treatment. As a result, all changes in the fair values of these instruments were reflected in our results of operations in the period in which the change occurred. During the first quarter 2006, we recognized $15 million of net gains due to the change in fair values of these instruments. Additional information regarding our derivative instruments and hedging activities can be found in note 8 of the Notes to Consolidated Financial Statements.

Income Tax Expense

Our consolidated effective tax rates were 37.2% for the first quarter 2006 and 38.1% for the first quarter 2005. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 11 of the Notes to Consolidated Financial Statements.

As of March 31, 2006, we had within our total valuation allowance $70 million related to separate company state operating losses incurred by PCS entities during periods they were owned by us. The valuation allowance was provided on these separate company state operating loss benefits since these entities had no history of taxable income. However, if current trends continue, it is possible that our cumulative historical test will yield sufficient positive evidence later in 2006 that it is more likely than not that we will realize the tax benefit of many of the separate company state operating losses for which the valuation allowance has been provided. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to start reversing some of the valuation allowance into income as a credit to tax expense.

Financial Condition

Our consolidated assets were $102.8 billion as of March 31, 2006, which included $53.0 billion of intangible assets, and $102.6 billion as of December 31, 2005, which included $49.3 billion of intangible assets. The increase to our consolidated assets in the first quarter 2006 was due primarily to business combination activity, payments of debt and the retirement of our Seventh series redeemable preferred stock. Additional information regarding the impact of business combinations on consolidated assets can be found in note 2 of the Notes to Consolidated Financial Statements. See “Liquidity and Capital Resources” for additional information on the change in cash.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Cash Flows

	Quarter Ended March 31,		Change from Previous Year
	2006	2005	Dollars	Percent
	(dollars in millions)
Cash provided by operating activities	$2,967	$1,384	$1,583	114%
Cash used in investing activities	(4,259)	(745)	(3,514)	NM
Cash used in financing activities	(1,006)	(1,128)	122	11%

NM: Not Meaningful

Operating Activities

Net cash provided by operating activities of $3.0 billion increased $1.6 billion for the first quarter 2006 from the first quarter 2005. Cash received from customers increased by about $4.9 billion, which was partially offset by a $3.2 billion increase in cash paid to suppliers and employees. These increases were primarily the result of the operations of Nextel being included with our operations beginning on August 12, 2005, as well as continued growth in the Wireless customer base, partially offset by merger-related costs.

Investing Activities

Net cash used in investing activities totaled $4.3 billion for the first quarter 2006 compared to $745 million for the first quarter 2005. Capital expenditures, which accounted for $1.7 billion of our investing activities for the first quarter 2006, increased from $659 million for the first quarter 2005 due primarily to the Sprint-Nextel merger as well as higher spending related to our Wireless segment. We invested in our Wireless segment primarily to maintain and enhance network reliability and upgrade capabilities for providing new products and services, including the deployment of EV-DO technology, as well as to maintain the iDEN network reliability as we fulfill our obligations under the FCC Report and Order. We invested in our Local segment primarily to accommodate voice grade equivalent growth, convert the network from circuit to packet switching, continue the build-out of high-speed DSL services and to meet regulatory requirements. We invested in our Long Distance segment to maintain network reliability, upgrade capabilities for providing new products and services and meet capacity demands.

Investing activities also reflect $3.2 billion of net cash paid to acquire Alamosa Holdings, $66 million of net cash paid to acquire Enterprise Communications and $144 million of net cash paid to acquire Velocita Wireless. Additionally, investing activities include proceeds from the sale of assets, including the sale of shares of NII Holdings common stock in the first quarter 2006.

Financing Activities

Net cash used in financing activities totaled $1.0 billion for the first quarter 2006 compared to $1.1 billion for the first quarter 2005. Debt-related financing activities consisted of the retirement of $868 million of senior notes and capital lease obligations. Financing activities for the first quarter 2006 also included the retirement of our Seventh series redeemable preferred stock for $247 million as well as $185 million in proceeds from common stock issuances, primarily resulting from exercises of employee stock options.

We paid cash dividends of $76 million for the first quarter 2006 compared to $187 million for the first quarter 2005. The decrease in cash dividends paid is due to a decrease in the dividend rate from $0.125 per share in the first quarter 2005 to $0.025 in the first quarter 2006. This was partially offset by an increase in the number of shares of common stock outstanding in the first quarter 2006, primarily as a result of the Sprint-Nextel merger, compared to the first quarter 2005.

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our networks;

•	capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks;

•	scheduled interest and principal payments related to our debt and any purchases or redemptions of our debt or other securities;

•	dividend payments as declared by our board of directors, which we plan to continue following the spin-off of Embarq;

•	amounts required to fund pending acquisition transactions, including the purchase of all outstanding shares of common stock of Nextel Partners that we do not own for about $6.5 billion and the acquisition of UbiquiTel for about $1.0 billion;

•	amounts required to be expended in connection with the FCC Report and Order, and other potential investments in new business opportunities and spectrum purchases;

•	potential costs of compliance with regulatory mandates, including E911; and

•	other general corporate expenditures.

Liquidity

As of March 31, 2006, our cash and cash equivalents and marketable securities totaled $7.5 billion.

We have a five-year $6.0 billion revolving credit facility, a 364-day $3.2 billion term loan, and a $1.0 billion revolving credit facility for a total financing capacity of $10.2 billion. As of March 31, 2006, we had a $2.5 billion letter of credit required by the FCC Report and Order outstanding under the $6.0 billion revolving credit facility. This letter of credit reduces the availability under the revolving loan facility by an equivalent amount, leaving $3.5 billion of borrowing capacity available under that facility. Also, as of March 31, 2006, the $3.2 billion term loan had been fully drawn and matures in December 2006. The $1.0 billion revolving credit facility has no outstanding borrowings against it and we intend to let this facility expire in the second quarter 2006.

The credit arrangements described above provide for interest rates equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on the applicable borrower’s or guarantor’s credit ratings. None of these facilities includes rating triggers that would allow the lenders involved to terminate the facilities in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our revolving credit facilities. The $2.0 billion program is backed by our $6.0 billion revolving credit facility and reduces the amount we can borrow under that facility to the extent of the commercial paper outstanding. As of April 30, 2006, we had about $500 million of commercial paper outstanding.

We had letters of credit of $121 million as of March 31, 2006, in addition to the $2.5 billion letter of credit related to the Report and Order.

As of March 31, 2006, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs is ultimately impacted by the overall capacity and terms of the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital cost structure.

As of March 31, 2006, we had working capital of $1.0 billion compared to $5.0 billion as of December 31, 2005. In addition to cash, cash equivalents and marketable securities, our working capital consists of accounts receivable, handset and accessory inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and the current portion of long-term debt and capital lease obligations. The decrease in working capital is primarily due to our first quarter 2006 acquisitions, debt payments and the retirement of our Seventh series redeemable preferred stock.

Future Contractual Obligations

In addition to the future contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as amended, the following is a discussion of additional contractual obligations.

We currently estimate the total minimum cash obligation for the Report and Order to be about $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the Transition Administrator under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 gigahertz, or GHz, spectrum are not fully approved for credit until the completion of the entire rebanding process. Because the final reconciliation and audit of the entire rebanding obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the Transition Administrator and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity with our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. Since the inception of the program through March 31, 2006, we estimate that we had incurred $331 million of costs directly attributable to the reconfiguration program. This amount does not include any network costs that we have preliminarily allocated to the reconfiguration program.

As a result of the Sprint-Nextel merger, the shareholders of Nextel Partners exercised their right to require us to purchase, at fair market value, the 71% of the outstanding shares of Nextel Partners stock that we do not already own. In December 2005, we and Nextel Partners announced that the purchase price for each share of Nextel Partners stock under this right had been determined to be $28.50. As a result, the aggregate amount payable to shareholders of Nextel Partners will be about $6.5 billion, including amounts payable upon conversion of debt securities and settlement of options. The purchase is subject to customary regulatory approvals and is currently expected to be completed by the end of the second quarter 2006.

On April 20, 2006, we announced an agreement to acquire UbiquiTel, a PCS Affiliate, for about $1.0 billion in cash. The acquisition is expected to close during the second quarter 2006.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities. We do have bankruptcy-remote entities that are included in our accompanying consolidated financial statements.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents, and marketable debt securities on hand;

•	cash expected to be received by us in connection with the spin-off of Embarq; and/or

•	cash available under our existing credit facilities and our commercial paper program.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures;

•	obligations related to pending acquisition transactions, including the purchase of the outstanding shares of common stock of Nextel Partners that we do not own for about $6.5 billion and the acquisition of UbiquiTel for about $1.0 billion;

•	anticipated payments under the FCC Report and Order;

•	declared and anticipated dividend payments and scheduled debt service requirements;

•	costs associated with the Sprint-Nextel merger and spin-off of Embarq; and

•	other future contractual obligations.

If there are material changes in our business plans, or currently prevailing or anticipated economic conditions in any of our markets or competitive practices in the mobile wireless communications industry, or if other presently unexpected circumstances arise that have a material effect on our cash flow or profitability, anticipated cash needs could change significantly.

The conclusion that we expect to meet our funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum, other than those currently being pursued by us;

•	potential material purchases or redemptions of our outstanding debt and equity securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to E911 service.

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand, borrowings available under existing credit facilities and our commercial paper program and funding anticipated to be received in connection with the spin-off of Embarq. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets;

•	the market prices of our securities; and

•	tax law restrictions related to the spin-off of Embarq that may limit our ability to raise capital from the sale of our equity securities.

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital.

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, as amended.

Financial Strategies

General Risk Management Policies

We primarily use derivative instruments for hedging and risk management purposes. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and thorough legal review of contracts. We also control exposure to market risk by regularly monitoring changes in hedge positions under normal and stress conditions to ensure they do not exceed established limits.

Our board of directors has authorized us to enter into derivative transactions, and all transactions comply with our risk management policies. With the exception of equity rights obtained in connection with commercial agreements or strategic investments, usually in the form of warrants to purchase common stock, we do not purchase or hold any derivative financial instrument for speculative purposes.

Item	3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors.

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancings using long-term fixed rate debt.

Cash Flow Hedges

We enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed-rate. As of March 31, 2006, we had no outstanding interest rate cash flow hedges.

Fair Value Hedges

We enter into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert our fixed-rate debt to a floating-rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of March 31, 2006, we had outstanding interest rate swap agreements that were designated as fair value hedges.

About 82% of our debt as of March 31, 2006 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of March 31, 2006, we held interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as fair value hedges for a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes. On March 31, 2006, the rate we would pay averaged 7.6% and the rate we would receive was 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $33 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules as all of the critical terms of the swaps perfectly matched the corresponding terms of the hedged debt; therefore, there was no impact to earnings for any fair value fluctuations.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $47 million on our statements of operations and cash flows as of March 31, 2006. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $1.0 billion increase in the fair market value of our debt to $28.6 billion. This analysis includes the hedged debt.

Our Local segment entered into a series of interest rate collars associated with the anticipated issuance of debt by Embarq at the time of its spin-off in May 2006. These collars have been designated as cash flow hedges in Embarq’s financial statements against the variability in interest payments that would result from a change in interest rates before the debt is issued at the time of the spin-off. However, because the forecasted interest payments of debt will occur after Embarq is spun-off, the derivative instruments do not qualify for hedge accounting treatment in our consolidated financial statements, and so any changes in the fair value of these instruments are recognized in earnings during the period of change. Based on market prices on March 31, 2006, a one percentage point change in interest rates would result in a change in the fair value of these instruments by about $105 million.

Foreign Currency Risk

We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $12 million and net foreign currency receivables from international operations was $20 million as of March 31, 2006. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

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

We entered into a series of option contracts associated with our investment in NII Holdings in order to hedge the price risk associated with this security. Changes in the market price will affect the fair value of our investment in NII Holdings and the associated option contracts; however, we will not recognize such gains or losses unless the investment is sold and the option contracts are settled in December 2006. See note 4 of the Notes to Consolidated Financial Statements for further detail of these derivative instruments.

In certain business transactions, we are granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q as of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2006 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As a matter of course, we continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the quarter ended March 31, 2006, we transitioned responsibility for the financial reporting consolidation process to our corporate headquarters. There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. — Other Information

Item 1.  Legal Proceedings

Litigation, Claims and Assessments

As previously reported in our annual report on Form 10-K for the year ended December 31, 2005, as amended, several PCS Affiliates filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. As part of the agreement to acquire UbiquiTel, Inc., the lawsuit filed by UbiquiTel and UbiquiTel Operating Company was stayed, with a final resolution to become effective upon closing of the acquisition. There have been no material developments in the other lawsuits filed by PCS Affiliates.

We are involved in certain other legal proceedings that are described in note 12 to the consolidated financial statements included in this report. During the first quarter 2006, there were no material developments in the status of these other legal proceedings.

Various other suits, proceedings and claims, including purported class actions typical for a business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, we issued to certain of our directors and executive officers an aggregate of 772 unregistered restricted stock units relating to shares of our common stock, Series 1. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one share of common stock, Series 1, once the unit vests. The restricted stock units are scheduled to vest in 2006 and 2007. Delivery of the shares may be delayed under certain circumstances.

Neither these restricted stock units, nor the common stock issuable once the units vest, were registered under the Securities Act of 1933, or Securities Act. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31 common stock, Series 1	—	$—	—	—
February 1 through February 28 common stock, Series 1	4,133	$23.105	—	—
March 1 through March 31 common stock, Series 1	645	$24.295	—	—

Total	4,778	$23.265	—	—

(1)	Acquisitions of equity securities during the first quarter 2006 were pursuant to the terms of our equity compensation plans: the Management Incentive Stock Option Plan, the 1997 Long-Term Stock Incentive Program, and the Nextel Incentive Equity Plan; and the terms of the equity-based awards made under those plans. Acquisitions consist of the following: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; the delivery of previously owned shares by the grantee to pay the exercise price of options; and the delivery of previously owned shares by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units and deferred shares, and (iii) the exercise of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units and deferred shares since only the net shares are issued.

(2)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for the exercise price of options is the market price of the stock on the date of the exercise of the option. The purchase price of a share of stock used for tax withholding is the market price of the stock on the trading date immediately preceding the date of vesting if restricted stock and immediately preceding the delivery date of the underlying stock if restricted stock units, or the market price of the stock on the date of the exercise if an option exercise.

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

Item 3.  Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 18, 2006, we held our annual meeting of shareholders in Reston, Virginia. Only shareholders of record as of February 28, 2006 were entitled to vote at the annual meeting.

In addition to electing twelve directors to serve a term of one year and ratifying the appointment of KPMG LLP as our independent registered public accounting firm for 2006, the shareholders approved one shareholder proposal and rejected a second shareholder proposal.

As of the record date, the following shares were outstanding and entitled to vote:

Designation	Outstanding	Votes per Share
Series 1 common stock	2,849,846,056	1.0000
Series 2 common stock	79,831,333	0.1000
Seventh series preferred stock, series 1 common stock underlying	185,040	32.5239
Seventh series preferred stock, series 2 common stock underlying	61,726	3.2524

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2007 annual meeting or until a successor has been elected and qualified.

	For	Withheld
Keith J. Bane	2,477,224,848	45,752,808
Gordon M. Bethune	2,471,349,390	51,628,267
Timothy M. Donahue	2,449,858,695	73,118,962
Frank M. Drendel	2,327,868,884	195,108,773
Gary D. Forsee	2,458,395,609	64,582,048
James J. Hance, Jr.	2,462,793,208	60,184,449
V. Janet Hill	2,476,526,017	46,451,640
Irvine O. Hockaday, Jr.	2,432,710,770	90,266,887
William E. Kennard	2,349,569,717	173,407,940
Linda Koch Lorimer	2,455,998,791	66,978,866
Stephanie Shern	2,449,797,756	73,179,901
William H. Swanson	2,467,033,366	55,944,290

The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for 2006:

For	2,474,175,536
Against	30,316,284
Abstain	18,485,680

The following votes were cast with respect to a shareholder proposal requesting our board to initiate the process to amend our governance documents (certificate of incorporation or bylaws) to provide that director nominees be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders:

For	1,472,347,267
Against	724,175,165
Abstain	28,105,133
Broker Non-Votes	298,349,936

The following votes were cast with respect to a shareholder proposal requesting our board to take the necessary steps to provide for cumulative voting in the election of directors:

For	954,844,576
Against	1,118,692,491
Abstain	150,498,105
Broker Non-Votes	298,942,329

Item 5.  Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation dated as of May 1, 2006 (filed as Exhibit 2.1 to Amendment No. 4 to the Form 10 of Embarq Corporation (File No. 001-32732) filed May 2, 2006 and incorporated herein by reference).*

(3)	Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(4)	Instruments Defining the Rights of Sprint Nextel Security Holders:

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Shareholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3.2.

4.3.1	Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Nextel’s Registration Statement on Form 8-A relating to Sprint’s Rights, filed April 12, 2004, and incorporated herein by reference).

4.3.2	Amendment to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of June 17, 2005 and effective August 12, 2005 (filed as Exhibit 4(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

10.1	Sprint Nextel 2006 Short-Term Incentive Plan (filed as Exhibit 10.4 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.2	Sprint Nextel 2006-2007 Integration Overachievement Plan (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).

10.3	Form of 2006 Award Agreement (awarding stock options) with Mr. Donahue (filed as exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 10, 2006 and incorporated herein by reference).

10.4	Form of 2006 Award Agreement (awarding stock options) with Messrs. Forsee and Lauer (filed as exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed February 10, 2006 and incorporated herein by reference).

10.5	Summary of Amendments to Deferred Compensation Plans.

10.6	Summary of Executive Officer Benefits and Board of Directors Benefits and Fees (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed April 21, 2006 and incorporated herein by reference).

10.7	Embarq Corporation 2006 Equity Incentive Plan (filed as Exhibit 10.13 to Amendment No. 4 to the Form 10 of Embarq Corporation (File No. 001-32732) filed May 2, 2006 and incorporated herein by reference).

(15)	Letter Re: Unaudited Interim Financial Information

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and/or exhibits not filed will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By	/s/ William G. Arendt
William G. Arendt Senior Vice President — Controller Principal Accounting Officer

Dated: May 5, 2006