Form 10-Q
period 2006-06-30
SPRINT NEXTEL CORP
filed 2006-08-09
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT JULY 31, 2006:

VOTING COMMON STOCK
Series 1	2,870,000,351
Series 2	79,831,333
NON-VOTING COMMON STOCK	37,594,109

SPRINT NEXTEL CORPORATION

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

Unaudited

	Quarter Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
Net operating revenues	$10,014	$5,677	$20,088	$11,172

Operating expenses
Costs of services and products (exclusive of depreciation included below)	3,995	2,559	8,044	5,056
Selling, general and administrative	2,913	1,576	6,070	3,200
Restructuring and asset impairments	40	32	78	31
Depreciation	1,396	760	2,804	1,522
Amortization	958	4	1,896	7

	9,302	4,931	18,892	9,816

Operating income	712	746	1,196	1,356

Other income (expense)
Interest expense	(399)	(270)	(793)	(559)
Interest income	117	42	201	71
Equity in (losses) earnings of unconsolidated subsidiaries, net	(19)	—	1	(10)
Other, net	35	15	91	25

Income from continuing operations before income taxes	446	533	696	883
Income tax expense	(155)	(199)	(241)	(330)

Income from continuing operations	291	334	455	553
Discontinued operations, net	79	266	334	519

Net income	370	600	789	1,072
Preferred stock dividends	—	(1)	(2)	(3)

Income available to common shareholders	$370	$599	$787	$1,069

Basic earnings per common share
Continuing operations	$0.10	$0.22	$0.15	$0.37
Discontinued operations	0.02	0.18	0.11	0.35

Total	$0.12	$0.40	$0.26	$0.72

Basic weighted average common shares outstanding	2,981	1,481	2,974	1,479

Diluted earnings per common share
Continuing operations	$0.10	$0.22	$0.15	$0.37
Discontinued operations	0.02	0.18	0.11	0.34

Total	$0.12	$0.40	$0.26	$0.71

Diluted weighted average common shares outstanding	3,003	1,498	2,997	1,497

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$3,613	$8,903
Marketable securities	712	1,763
Restricted cash	1,124	93
Accounts receivable, net of allowance for doubtful accounts of $306 and $310	4,197	4,166
Inventories	1,053	776
Deferred tax asset	1,137	1,789
Prepaid expenses and other current assets	779	686
Assets of discontinued operations	—	916

Total current assets	12,615	19,092
Investments	145	2,543
Property, plant and equipment, net of accumulated depreciation of $14,074 and $12,746	24,120	23,329
Intangible assets
Goodwill	29,983	21,288
FCC licenses	19,464	18,023
Customer relationships, net	8,892	8,651
Other intangible assets, net	2,316	1,345
Other assets	716	632
Assets of discontinued operations	—	7,857

	$98,251	$102,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,985	$3,562
Accrued expenses and other	4,625	4,622
Current portion of long-term debt and capital lease obligations	3,186	5,045
Liabilities of discontinued operations	—	822

Total current liabilities	10,796	14,051
Long-term debt and capital lease obligations	20,115	19,969
Deferred income taxes	10,067	10,405
Postretirement and other benefit obligations	497	1,385
Other liabilities	2,764	2,753
Liabilities of discontinued operations	—	2,013

Total liabilities	44,239	50,576

Seventh series redeemable preferred stock	—	247

Shareholders’ equity
Common stock
Voting, par value $2.00 per share, 6.500 billion shares authorized, 2.948 billion and 2.923 billion shares issued and outstanding	5,895	5,846
Non-voting, par value $0.01 per share, 100 million shares authorized, 38 million shares issued and outstanding	—	—
Paid-in capital	47,074	46,136
Retained earnings	1,320	681
Accumulated other comprehensive loss	(277)	(726)

Total shareholders’ equity	54,012	51,937

	$98,251	$102,760

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year-to-Date June 30, 2006 and 2005

(in millions)

Unaudited

	2006	2005
Cash flows from operating activities
Net income	$789	$1,072
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(334)	(519)
Provision for losses on accounts receivable	240	135
Depreciation and amortization	4,700	1,529
Equity in (earnings) losses of unconsolidated subsidiaries, net	(1)	10
Deferred income taxes	193	564
Gain on sale of assets and investments, net	(9)	(5)
Stock-based compensation expense	183	51
Other, net	27	74
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	131	(37)
Inventories and other current assets	(198)	(55)
Accounts payable and other current liabilities	(895)	79
Proceeds from communications towers lease transaction	—	1,195
Noncurrent assets and liabilities, net	(138)	(141)

Net cash provided by continuing operations	4,688	3,952
Net cash provided by discontinued operations	903	934

Net cash provided by operating activities	5,591	4,886

Cash flows from investing activities
Capital expenditures	(2,913)	(1,314)
Proceeds from spin-off of local communications business	1,821	—
Dividends received from discontinued operations	194	542
Proceeds from sale of Embarq notes	4,447	—
Purchase of PCS Affiliates, Nextel Partners and Velocita, net of cash acquired	(9,755)	—
Increase in restricted cash	(892)	—
Purchases of marketable securities	(473)	(341)
Proceeds from maturities and sales of marketable securities	1,510	256
Proceeds from sales of assets and investments	157	211
Purchases of licenses and other, net	(407)	(17)

Net cash used in investing activities by continuing operations	(6,311)	(663)
Net cash used in investing activities by discontinued operations	(342)	(337)

Net cash used in investing activities	(6,653)	(1,000)

Cash flows from financing activities
Retirement of bank facility term loan	(3,200)	—
Retirement of redeemable preferred stock	(247)	—
Purchase and retirements of debt	(1,277)	(1,015)
Net issuances and maturities of commercial paper	514	—
Proceeds from issuance of common stock	326	106
Dividends paid	(150)	(373)
Other, net	—	27

Net cash used in financing activities by continuing operations	(4,034)	(1,255)
Net cash used in financing activities by discontinued operations	(194)	(582)

Net cash used in financing activities	(4,228)	(1,837)

Net (decrease) increase in cash and cash equivalents	(5,290)	2,049
Cash and cash equivalents, beginning of period	8,903	4,176

Cash and cash equivalents, end of period	$3,613	$6,225

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Year-to-Date June 30, 2006

(in millions)

Unaudited

	Voting Common Stock		Non-voting Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	2,923	$5,846	38	$—	$46,136	$681	$(726)	$51,937
Net income						789		789
Common stock dividends						(148)		(148)
Preferred stock dividends						(2)		(2)
Common stock issued, net	25	49			292			341
Stock-based compensation expense					183			183
Accelerated vesting of Nextel stock-based awards					38			38
Spin-off of local communications business					404		452	856
Other, net					21		(3)	18

Balance, June 30, 2006	2,948	$5,895	38	$—	$47,074	$1,320	$(277)	$54,012

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

Note 1.    Basis of Consolidation and Presentation

Consolidation and Comparative Presentation

In 2005 and during the first six months of 2006, we have engaged in a number of transactions that affect the comparability of our reported results with those reported for prior periods.

During the second half of 2005 and the first half of 2006, we acquired the following companies, each of which is now a wholly owned subsidiary of ours:

•	On August 12, 2005, a subsidiary of ours merged with Nextel Communications, Inc.

•	In the second half of 2005, we also acquired US Unwired Inc., Gulf Coast Wireless Limited Partnership and IWO Holdings, Inc.

•	On January 31, 2006, we acquired Enterprise Communications Partnership.

•	On February 1, 2006, we acquired Alamosa Holdings, Inc.

•	On February 21, 2006, we acquired 94% of the voting stock of Velocita Wireless Holding Corporation and in May, 2006, we acquired the remaining voting stock.

•	On June 26, 2006, we acquired the remaining 72% of Nextel Partners, Inc.

See note 3 for additional information on these acquisitions.

On May 17, 2006, we completed the spin-off of the local communications business, now known as Embarq Corporation, which consists primarily of the business that we had reported as the Local segment in our consolidated financial statements in prior periods. We distributed to our shareholders about 149 million shares of Embarq common stock and received net cash consideration and proceeds from the sale of Embarq senior notes totaling about $6.3 billion. As permitted by Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, balance sheets and cash flows of this business are presented as discontinued operations for all periods presented. See note 2 for additional information.

The accompanying consolidated financial statements include our accounts, those of our wholly owned subsidiaries, and subsidiaries we control, as well as variable interest entities of which we are deemed to be the

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated entities over which we exercise significant influence over operating and financial policies but do not control. We recognize all changes in our proportionate share of the unconsolidated subsidiaries’ equity resulting from their equity transactions as adjustments to our investment and shareholders’ equity balances. We use the cost method to account for equity investments in all other unconsolidated entities. See note 5 for additional information.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Classification of Operations

We are a global communications company offering a comprehensive suite of wireless and long distance wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and small to mid-sized businesses, and large enterprises and government customers. Our operations are divided into two lines of business: Wireless and Long Distance. The results of each of the 2006 and 2005 acquisitions described above are included in the Wireless segment. Previously, our operations included a Local segment, now known as Embarq Corporation, which we spun-off to our shareholders on May 17, 2006. Accordingly, the results of the Local segment for periods prior to the spin-off are presented as discontinued operations. The footnotes accompanying these financial statements reflect our continuing operations and unless otherwise noted, exclude information related to the Local segment.

Supplemental Cash Flows Information

	Year-to-Date June 30,
	2006	2005
	(in millions)
Interest paid, net of capitalized interest	$798	$666
Interest received	196	71
Income taxes paid	163	4

Concentration of Risk

We rely on Motorola, Inc. to provide us with technology improvements designed to expand our integrated Digital Enhanced Network, or iDEN®,-based wireless services, including improvements designed to increase voice capacity and improve our iDEN-based services. Motorola provides all of the iDEN infrastructure equipment used in our iDEN network, and substantially all iDEN handsets. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and iDEN handsets, except primarily for BlackBerry® devices, which are manufactured by Research in Motion, or RIM. Further, our ability to timely and efficiently implement the Report and Order of the Federal Communications Commission, or FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 megahertz, or MHz, band, is dependent, in part, on Motorola.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of this new accounting guidance will have a material impact on our financial statements.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact of the adoption of this Interpretation on our consolidated financial statements.

Dividend Declaration

On April 28, 2006, our board of directors declared a dividend of $0.025 per share on our common stock payable to shareholders of record as of the close of business on May 17, 2006. The dividend was paid on June 30, 2006. We also paid a dividend of $0.025 per share on our common stock in the first quarter 2006.

Note 2.    Discontinued Operations

On May 1, 2006, we entered into a separation and distribution agreement with Embarq, which at the time was a wholly-owned subsidiary of ours, and, on May 17, 2006, we completed the spin-off of Embarq.

In the spin-off, we distributed pro rata to our shareholders one share of Embarq common stock for every 20 shares of our voting and non-voting common stock, or about 149 million shares of Embarq common stock. Cash was paid for fractional shares. The distribution of Embarq common stock is considered a tax free transaction for us and for our shareholders, except cash payments made in lieu of fractional shares which are generally taxable.

At the time of the spin-off, all outstanding options to purchase our common stock held by employees of Embarq were cancelled and replaced with options to purchase Embarq common stock. Outstanding options to purchase our common stock held by our directors and employees who remained with us were adjusted by multiplying the number of shares subject to the options by 1.0955 and dividing the exercise price by the same number in order to account for the impact of the spin-off on the value of our shares at the time the spin-off was completed.

Generally, restricted stock units awarded pursuant to our equity incentive plans and held by our employees at the time of the spin-off (including those held by those of our employees who became employees of Embarq) were treated in a manner similar to the treatment of outstanding shares of our common stock in the spin-off.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Holders of these restricted stock units received one Embarq restricted stock unit for every twenty restricted stock units held. Outstanding deferred shares granted under the Nextel Incentive Equity Plan, which represent the right to receive shares of our common stock, were adjusted by multiplying the number of deferred shares by 1.0955. Cash was paid to the holders of deferred shares in lieu of fractional shares.

In connection with the spin-off, Embarq transferred to our parent company $2.1 billion in cash and about $4.5 billion of Embarq senior notes in partial consideration for, and as a condition to, our transfer to Embarq of the local communications business. Embarq also retained about $665 million in debt obligations of its subsidiaries. The cash and senior notes were transferred by our parent company to our finance subsidiary, Sprint Capital Corporation, in satisfaction of indebtedness owed by our parent company to Sprint Capital. On May 19, 2006, Sprint Capital sold the Embarq senior notes to the public, receiving about $4.4 billion in net proceeds.

In connection with the spin-off, we incurred $123 million of net costs for the year-to-date period 2006 and $94 million of net costs for the second quarter 2006, which have been classified as discontinued operations. These costs included broker fees and transition costs. Also included in discontinued operations is $68 million for the year-to-date period 2006 and $30 million for the second quarter 2006 in net gains realized from the change in fair value of certain cash flow hedges that were entered into in anticipation of the issuance by Embarq of the senior notes.

The separation and distribution agreement and related agreements with Embarq provide that generally each party will be responsible for its respective assets, liabilities and businesses following the spin-off and that we and Embarq will provide each other with certain transition services relating to our respective businesses for specified periods at cost-based prices. We also entered into agreements pursuant to which we and Embarq will provide each other with specified services at commercial rates. Further, the agreements provide for a settlement process surrounding the transfer of certain assets and liabilities. It is possible that adjustments will occur in future periods as these matters are settled.

Embarq offers regulated local communications services as an incumbent local exchange carrier. Embarq provides a suite of communications services, consisting of local and long distance voice and data services, including high-speed Internet access.

The net revenue and net earnings for the discontinued operations of the local communications business prior to the spin-off were as follows:

	Quarter Ended June 30,		Year-to-Date June 30,
	2006(1)	2005	2006(1)	2005
	(in millions)
Net revenue	$942	$1,436	$2,503	$2,877
Income before income taxes	150	436	568	849
Income tax expense	71	170	234	330
Net earnings	79	266	334	519

(1)	Includes results only through May 17, 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The discontinued operations’ assets and liabilities as reported as of December 31, 2005 were as follows:

December 31, 2005
(in millions)
Current assets	$916

Investments	6
Property, plant and equipment, net	7,804
Intangible assets, net	27
Other assets	20

Total non-current assets	7,857

Current liabilities	822

Long-term debt and capital lease obligations	663
Deferred income taxes	1,282
Other liabilities	68

Total non-current liabilities	2,013

Note 3.    Business Combinations

Recently, we made various acquisitions of companies and have accounted for these acquisitions under the purchase method as required by SFAS No. 141, Business Combinations. SFAS No. 141 requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the respective acquisition dates. The allocation process requires an analysis of customer relationships, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates.

2006 Acquisitions

We offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, in part through commercial affiliation arrangements between us and third-party affiliates, each referred to as a PCS Affiliate. The PCS Affiliates provide wireless code division multiple access, or CDMA, based personal communications services, or PCS, under the Sprint® brand name in certain mid-sized and tertiary United States markets on wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. Nextel Partners provides digital wireless communications services under the Nextel brand name and using iDEN technology in certain mid-sized and tertiary United States markets on wireless networks built and operated at its expense.

During 2006, we acquired several PCS Affiliates as well as Nextel Partners. We believe the acquisition of the PCS Affiliates and Nextel Partners will give us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage, which include a number of markets with favorable growth and competitive characteristics. During the same period, we also acquired Velocita Wireless Holdings Corporation, primarily to increase our licenses to use spectrum in the 900 MHz spectrum band.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As a result of our preexisting relationships with the PCS Affiliates and Nextel Partners, we evaluated the acquisitions as required by EITF Issue No. 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination. We determined that the commercial affiliation agreements between us and the PCS Affiliates and us and Nextel Partners were reacquired rights that should be recognized as intangible assets, with no associated gain or loss recognition, because the commercial affiliation agreements continued to reflect arms’ length terms. Further information about each acquisition is provided below.

PCS Affiliate Acquisitions

Enterprise Communications Partnership

On January 31, 2006, we acquired Enterprise Communications for a purchase price of $77 million in cash. As of June 30, 2006, the preliminary allocation of the purchase price included the following: $44 million to goodwill, $21 million to customer relationships, and $19 million to reacquired rights. See note 6 for information regarding amortization expense for customer relationships and reacquired rights. As part of the acquisition, we also assumed $31 million in long-term debt, which we retired on the date of acquisition.

Alamosa Holdings, Inc.

On February 1, 2006, we acquired Alamosa Holdings for a purchase price of $3.4 billion in cash. As of June 30, 2006, the preliminary allocation of the purchase price included the following: $2.8 billion to goodwill, $821 million to customer relationships, and $572 million to reacquired rights. See note 6 for information regarding amortization expense for the customer relationships and reacquired rights. As part of the acquisition, we also assumed $1.2 billion in senior notes and other long-term debt.

UbiquiTel Inc.

On July 1, 2006, we acquired UbiquiTel for a purchase price of $985 million in cash. We will account for this acquisition in the third quarter 2006.

Other 2006 Acquisitions

Nextel Partners, Inc.

Prior to June 26, 2006, we held about 28% of the common equity interests in Nextel Partners at a carrying value of $2.4 billion. On June 26, 2006, we acquired Nextel Partners pursuant to the put rights held by the Nextel Partners’ shareholders (other than us) that were triggered by the Sprint-Nextel merger for a purchase price of $6.6 billion in cash. As of June 30, 2006, the preliminary allocation of the purchase price included the following: $5.9 billion to goodwill, $1.3 billion to customer relationships, and $903 million to FCC licenses. See note 6 for information regarding amortization expense for customer relationships. As part of the acquisition, we also assumed $1.2 billion in long-term debt and capital lease obligations.

Velocita Wireless Holding Corporation

On February 21, 2006, we acquired 94% of the voting stock of Velocita Wireless for $157 million in cash and in May 2006, we acquired the remaining 6% for an additional $7 million in cash, resulting in a purchase price of $164 million in cash. Velocita Wireless owns and operates a nationwide digital packet-switched wireless data

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

network in the 900 MHz frequency band. As of June 30, 2006, a majority of the purchase price has been preliminarily allocated to our FCC licenses in the amount of $234 million, which includes the tax effect on the increase to the basis of the licenses’ value.

We have preliminarily allocated the purchase prices of these 2006 acquisitions as follows:

As of June 30, 2006
(in millions)
Goodwill	$8,758
FCC licenses	1,137
Reacquired rights	691
Customer relationships	2,126
Property, plant and equipment	1,439
Other assets	1,692
Long-term debt	(2,357)
Other liabilities	(798)

Net assets acquired	$12,688

We are in the process of completing our valuation of the assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of the PCS Affiliates, Nextel Partners and Velocita Wireless.

2005 PCS Affiliate Acquisitions

In the second half of 2005, we acquired three PCS Affiliates: US Unwired, Gulf Coast Wireless and IWO Holdings. Changes to the purchase price allocations for these PCS Affiliates have occurred based on further analysis and valuations of certain assets and liabilities, which are summarized in the table below. The amounts reported as of December 31, 2005, reflect the estimated fair value as of the respective acquisition date of each PCS Affiliate, including adjustments made during the fourth quarter 2005.

	As of December 31, 2005	Adjustments	As of June 30, 2006
	(in millions)
Goodwill	$1,341	$(194)	$1,147
Reacquired rights	—	354	354
Customer relationships	418	(79)	339
Property, plant and equipment	328	59	387
Other assets	194	3	197
Long-term debt	(703)	—	(703)
Other liabilities	(63)	(133)	(196)

Net assets acquired	$1,515	$10	$1,525

We are still in the process of finalizing our valuation of certain of these PCS Affiliates’ assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of these PCS Affiliates.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other 2005 Acquisitions

Nextel Communications, Inc.

On August 12, 2005, a subsidiary of ours merged with Nextel and, as a result, we acquired 100% of the outstanding common shares of Nextel. Nextel, now a wholly owned subsidiary, provides wireless voice and data services in the United States. This transaction was consummated as part of our overall strategy to offer the most comprehensive selection of voice, data and multimedia products and services.

Under the purchase method of accounting, the assets and liabilities of Nextel were recorded at their respective fair values as of the date of the merger. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes. The amounts reported as of December 31, 2005 reflect the estimated fair values as of the acquisition date of August 12, 2005, and adjustments made during the third and fourth quarters 2005. The adjustments listed in the table below include purchase price allocation adjustments made during the first and second quarters 2006.

	Purchase Price Allocation
	As of December 31, 2005	Adjustments	As of June 30, 2006
	(in millions)
Current assets, including cash and cash equivalents of $2,152	$5,505	$—	$5,505
Property, plant and equipment	8,374	(46)	8,328
Goodwill	15,573	131	15,704
Spectrum licenses	14,240	—	14,240
Other indefinite life intangibles	400	—	400
Customer relationships and other definite life intangibles	10,448	—	10,448
Investments	2,678	—	2,678
Other assets	111	—	111
Current liabilities	(2,920)	(102)	(3,022)
Long-term debt	(8,984)	—	(8,984)
Deferred income taxes, net	(7,935)	55	(7,880)
Other long-term liabilities	(159)	—	(159)
Deferred compensation included in shareholders’ equity	485	(38)	447

Net assets acquired	$37,816	$—	$37,816

For the year-to-date period 2006, a net increase was made to goodwill in the amount of $131 million, primarily due to adjustments to the fair value of property, plant and equipment, as well as adjustments to liabilities in connection with the merger, which include severance benefits for termination of Nextel employees, costs associated with the termination of contracts and exit activities, and resolution of pre-acquisition loss contingencies.

Management continues to finalize its plans for rationalizing certain redundant assets and activities, such as facilities, software and infrastructure assets, and to integrate the combined companies. We expect to execute these plans over the next few years. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care and general and administrative functions. In connection with these activities, we expect to incur significant costs over the next several years associated with dispositions and integration activities. In addition, we expect that the finalization of certain integration plans may result in the need to adjust the useful lives of certain definite lived intangibles, network assets and/or other property, plant and equipment.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the Sprint-Nextel merger was completed as of April 1, 2005 for the quarter ended June 30, 2005 and as of January 1, 2005 for the year-to-date June 30, 2005.

	Quarter Ended June 30, 2005	Year-to-Date June 30, 2005
	(in millions, except per share data)
Net operating revenues	$9,542	$18,687

Net income	$593	$973

Diluted earnings per common share	$0.20	$0.33

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

Pro forma information has not been provided for any of the acquired PCS Affiliates, Nextel Partners or Velocita Wireless as the impact to prior periods is immaterial.

Note 4.    Earnings Per Common Share and Stock-based Compensation

Earnings per Common Share

Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes, acquired in the Sprint-Nextel merger, computed using the if-converted method.

Dilutive securities, consisting of shares issuable under our equity plans, used in calculating earnings per common share were 22 million shares for the second quarter 2006 and 23 million shares for the year-to-date period 2006. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the second quarter and year-to-date period 2006 due to their antidilutive effects. Additionally, about 60 million average shares issuable under the equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the second quarter and year-to-date period 2006 as the exercise prices exceeded the average market price during those periods.

Dilutive securities, consisting of shares issuable under our equity plans, used in calculating earnings per common share were 17 million shares for the second quarter 2005 and 18 million shares for the year-to-date period 2005. About 53 million average shares for the second quarter 2005 and 52 million average shares for the year-to-date period 2005 issuable under the equity plans that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share as the exercise prices exceeded the average market price during those periods.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Share-based Payment Plans

Under the 1997 Long-Term Stock Incentive Program, or the 1997 Program, we can grant stock options, restricted stock and restricted stock units and other equity-based awards to directors and employees for up to about 182 million common shares; of which about 100 million common shares remained available at June 30, 2006. Stock options are generally granted with an exercise price equal to the market value of the underlying stock on the grant date; however, the 2005 stock option awards for certain senior level executives have an exercise price equal to 110% of the market value of the underlying stock on the grant date. Stock options granted in 2006 generally vest on an annual basis over three years and have a contractual term of ten years. Stock options granted before 2006 generally vest on an annual basis over four years, and also have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions on the shares lapse, which is typically three years for employees and one year for directors. In addition, restricted stock units awarded to certain senior level executives in 2005 and many of the restricted stock units granted in 2006 contain performance provisions such as the achievement of defined levels of wireless subscriber additions, adjusted operating income, post-paid wireless subscriber retention, and/or other qualitative and quantitative factors. Performance provision achievement is typically evaluated one year after grant, at which point we may increase or decrease the number of awards an employee is eligible to receive. To the extent the performance provisions are achieved, the vesting of any awards that remain outstanding is subject only to the remaining term of employment or service discussed above. Prior to 2005, restricted stock, or nonvested shares, were granted to officers and key employees. Employees granted restricted stock are not required to pay for the shares; however, they must remain employed with us until the restrictions on the shares lapse. The nonvested shares vest on an annual basis over three years.

Under the Nextel Incentive Equity Plan, outstanding Nextel deferred shares, or nonvested shares, which constitute an agreement to deliver shares upon the performance of service over a defined period of time, and grants of options to purchase shares of Nextel common stock were converted at the time of the Sprint-Nextel merger into our nonvested shares or options to purchase a number of shares of our common stock. As of June 30, 2006, this plan authorized equity-based awards for about 118 million common shares, of which about 45 million common shares remained available. Stock options have been granted with an exercise price equal to the market value of the underlying stock on the grant date, vest on a monthly basis over periods of up to four years, and have a contractual term of ten years. Employees are not required to pay for the deferred shares; however, they must remain employed with us to earn the shares. The nonvested shares generally vest over a service period ranging from several months to four years.

Refer to note 17 in our annual report on Form 10-K for the year ended December 31, 2005, as amended, for additional information regarding these plans. Plan information regarding the Management Incentive Stock Option Plan, or MISOP, and the Employees Stock Purchase Plan, or ESPP, was excluded herein due to materiality; however, we note that as of June 30, 2006, options to purchase about 34 million of our common shares were outstanding under the MISOP and as of June 30, 2006, the ESPP authorized for future purchases about 24 million shares. We generally issue new stock to satisfy share-based award exercises or conversions.

Adoption of Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the award and to recognize that cost over the period that an employee is required to provide service in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement.

We adopted SFAS No. 123R using the modified prospective transition method and accordingly, the results of prior periods have not been restated. This method requires that the provisions of SFAS No. 123R are generally applied only to share-based awards granted, modified, repurchased, or cancelled on January 1, 2006 and thereafter. As we voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123), using the prospective method, we measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in the statements of operations over the service period. We will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS No. 123R. For those grants prior to January 1, 2003, that were nonvested and outstanding as of January 1, 2006, we started recognizing the remaining cost of these awards over the remaining service period as required by the new standard. The impact of adopting SFAS No. 123R did not have a material effect on our operations, cash flows, or financial position.

The following table illustrates the effect on net income and earnings per common share of share-based awards included in net income and the effect on net income and earnings per common share for grants issued prior to January 1, 2003, had we applied the fair value recognition provisions of SFAS No. 123 to those grants in 2005.

	Quarter Ended June 30, 2005	Year-to-Date June 30, 2005
	(in millions, except per share data)
Net income, as reported	$600	$1,072
Add: share-based compensation expense, included in reported net income, net of income tax of $14 and $27	24	48
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of income tax of $16 and $31	(28)	(55)

Net income, pro forma	$596	$1,065

Earnings per common share
Basic, as reported	$0.40	$0.72

Basic, pro forma	$0.40	$0.72

Diluted, as reported	$0.40	$0.71

Diluted, pro forma	$0.40	$0.71

Share-based compensation cost charged against net income for our share-based award plans was $85 million for the second quarter 2006 and $206 million for the year-to-date period 2006. Share-based compensation cost charged against income from continuing operations for our share-based award plans was $79 million for the second quarter 2006 and $183 million for the year-to-date period 2006. Share-based compensation cost charged against net income was $38 million for the second quarter 2005, and $75 million for the year-to-date period 2005. Share-based compensation cost charged against income from continuing operations was $25 million for the second quarter 2005 and $51 million for the year-to-date period 2005.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The total income tax benefit recognized in the statements of operations for share-based award compensation was $32 million for the second quarter 2006 and $77 million for the year-to-date period 2006. The income tax benefit recognized in the statement of operations related to continuing operations was $29 million for the second quarter 2006 and $67 million for the year-to-date period 2006. The total income tax benefit recognized in the statements of operations for share-based award compensation was $14 million for the second quarter 2005 and $27 million for the year-to-date period 2005. The income tax benefit recognized in the statement of operations related to continuing operations was $9 million for the second quarter 2005 and $19 million for the year-to-date period 2005.

As of June 30, 2006, there was $464 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.98 years. Cash received from exercise under all share-based payment arrangements was $326 million for the year-to-date period 2006 and $106 million for the year-to-date period 2005. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $5 million for the year-to-date period 2006 and $2 million for the year-to-date period 2005.

Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for 2006 and 2005 share-based awards using a 3% annual rate.

Stock Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option valuation model and the assumptions noted in the following table. The risk-free rate used in 2006 and 2005 is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in 2006 and 2005 is the implied volatility from traded options on our common shares and the historical volatility of our common shares, respectively, over a period that approximates the expected term of the stock options. The expected dividend yield used in 2006 and 2005 is estimated based on historical dividend yields and other factors. The expected term of options granted in 2006 and 2005 is estimated using the average of the vesting date and the contractual term. Our stock options include stock options granted under the 1997 Program and the MISOP, as well as options granted under the Nextel Incentive Equity Plan, as discussed above.

	Year-to-Date June 30,
	2006(1)	2005
Weighted average grant date fair value	$6.98	$9.25
Risk-free interest rate	4.53 – 5.09%	3.68 – 4.22%
Expected volatility	22.5 – 26.3%	44.3 – 44.9%
Expected dividend yield	0.44 – 0.48%	2.06 – 2.16%
Expected term (years)	6	6
Options granted (millions)	14	7

(1)	Values other than the expected term have been adjusted for the spin-off of Embarq based on the 1.0955 conversion rate.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A summary of the status of the options under our stock option plans as of June 30, 2006, and changes during the year-to-date period then ended, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2006	199	$24.75
Granted	13	22.74
Exercised	(23)	14.53
Forfeited/expired	(22)	29.62
Adjustment pursuant to spin-off(1)	17

Outstanding June 30, 2006	184	23.06	5.63	$1,061

Vested or expected to vest at June 30, 2006	184	23.07	5.61	1,060

Exercisable at June 30, 2006	138	24.53	4.70	1,031

(1)	The adjustment is a result of the Embarq spin-off described in note 2, which net of cancellations, increased the number of options and decreased the exercise price for these stock options. No additional compensation expense related to the stock options resulted from this modification.

As of June 30, 2006, there was $377 million of total unrecognized compensation cost related to unvested stock options and that cost is expected to be recognized over a weighted-average period of 2.09 years. The total intrinsic value of options exercised was $217 million during the year-to-date period 2006 and $193 million during the year-to-date period 2005.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the status of the restricted stock units as of June 30, 2006 and changes during the year-to-date period June 30, 2006 is presented below. Restricted stock units consist of those units granted under the 1997 Program, as discussed above.

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance And Service Required	Future Service Required
	(in thousands)
Outstanding January 1, 2006	1,137	7,481	$24.23	$17.78
Granted	4,635	875	24.69	23.14
Vested	—	(1,590)	—	15.28
Forfeited	(60)	(247)	24.69	23.26
Performance met (1)	(1,137)	1,137	24.23	24.23

Outstanding June 30, 2006	4,575	7,656	24.69	19.70

(1)	We evaluate performance conditions for restricted stock units one year after their issuance. We evaluated these restricted stock units in the first quarter 2006 and concluded that such conditions were met. As these units have a remaining required service period, the units outstanding as of June 30, 2006 are included in the future service required column.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of June 30, 2006, there was $81 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.50 years. The incremental expense resulting from the modification of restricted stock units related to the Embarq spin-off was not material. The total fair value of restricted stock units vested was $38 million during the year-to-date period 2006 and $2 million during the year-to-date period 2005. The weighted-average grant date fair value of restricted stock units granted for the year-to-date period 2006 was $24.44 per unit, compared with $24.26 per unit for the same prior year period.

We pay cash dividend equivalents on most outstanding restricted stock units. Dividend equivalents paid on restricted stock units are principally charged to retained earnings when paid.

Nonvested Shares

Our nonvested shares consist of restricted stock granted under the 1997 Program and deferred shares granted under the Nextel Incentive Equity Plan, as discussed above. The fair value of each nonvested share award is calculated using the stock price at the date of grant. A summary of the status of nonvested share awards as of June 30, 2006 and changes during the year-to-date period June 30, 2006 is presented below.

	Nonvested Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested shares at January 1, 2006	1,804	$19.86
Vested	(714)	11.75
Forfeited	(103)	25.36
Adjustment pursuant to spin-off(1)	88

Nonvested Shares at June 30, 2006	1,075	23.16

(1)	The adjustment is a result of the Embarq spin-off described in note 2, which increased the number of deferred shares. The incremental expense resulting from the modification of deferred shares was not material.

As of June 30, 2006, there was $6 million of total unrecognized compensation cost related to nonvested shares that is expected to be recognized over a weighted-average period of 1.62 years. The total fair value of shares vested for the year-to-date periods June 30, 2006 and 2005 was $18 million and $17 million.

Note 5.    Restricted Cash and Investments

Restricted Cash

Restricted cash represents $985 million of funds placed in escrow on June 30, 2006 for the acquisition of UbiquiTel on July 1, 2006 and $139 million of funds placed in escrow to retire certain Nextel Partners acquired debt.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Investments

We have various investments in debt and equity securities as well as equity method investments. Specific investment types and the related carrying amounts include:

	June 30, 2006	December 31, 2005
	(in millions)
Investments in debt securities	$123	$1,172
Investments in equity securities	672	733
Equity method investments
Nextel Partners	—	2,346
Virgin Mobile USA	(180)	(180)
Other investments	62	55

Total marketable securities and investments	677	4,126
Less amounts included as marketable securities	(712)	(1,763)
Amounts reclassified as other liabilities	180	180

Total investments	$145	$2,543

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

Interest on debt securities is reinvested and recognized in interest income in the accompanying consolidated statements of operations. We recognized about $47 million and $102 million of interest income on these investments for the quarter ended June 30, 2006 and the year-to-date period 2006 compared to $9 million and $18 million for the quarter ended June 30, 2005 and the year-to-date period 2005. Accumulated unrealized holding gains and losses were immaterial in both periods.

Investments in Equity Securities

As of June 30, 2006, $588 million of our investments in equity securities related to our investment in NII Holdings, Inc. common stock and is reflected in current assets as marketable securities on the accompanying consolidated balance sheets. We have entered into a series of option contracts associated with the planned sale of our remaining investment in NII Holdings, which will mature during the fourth quarter 2006. In the first quarter 2006, we received $66 million in cash proceeds on the sale of 1.7 million shares of NII Holdings stock and the termination of the associated option contract. As a result, we recognized a $37 million gain on the sale of stock. We continue to hold 13 million shares, or less than 10%, of the outstanding common stock of NII Holdings. See note 10 for additional information on the option contracts.

Accumulated unrealized holding gains, net of tax, resulting from our investments in equity securities of $170 million as of June 30, 2006, and $90 million as of December 31, 2005, were included in accumulated other comprehensive loss on the accompanying consolidated balance sheets.

Equity Method Investments

As of June 30, 2006, investments accounted for using the equity method consisted primarily of our investment in Virgin Mobile USA, LLC, in which we held a 47% ownership interest. This investment has a negative carrying

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

value of $180 million as a result of cumulative losses recognized to the extent of our investment and a return of capital of $180 million. Since Virgin Mobile USA funded the distribution with the proceeds from a loan, we have reflected the investment in other liabilities on the accompanying consolidated balance sheets.

Prior to June 26, 2006, we held about 28% of the outstanding common equity interests in Nextel Partners. On June 26, 2006, we acquired the remaining equity interests in Nextel Partners. See note 3 for additional information regarding the acquisition.

Combined, unaudited, summarized financial information as reported by the investees accounted for using the equity method, including Nextel Partners’ results through the date of acquisition, was as follows:

	Quarter Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
	(in millions)
Results of operations
Net operating revenues	$818	$408	$1,623	$831
Operating income (loss)	18	(1)	169	12
Net (loss) income	(11)	(12)	61	(9)

Equity in (losses) earnings of unconsolidated subsidiaries, net	$(19)	$—	$1	$(10)

Equity in (losses) earnings of unconsolidated subsidiaries, net includes the impact of the value ascribed to our share of the Nextel Partners customer relationships acquired in connection with the Sprint-Nextel merger. The customer relationship was being amortized over seven years using the sum of the years’ digits method.

Note 6.    Intangible Assets

		June 30, 2006			December 31, 2005
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Indefinite life intangible assets
Goodwill	Indefinite	$29,983		$29,983	$21,288		$21,288
FCC licenses	Indefinite	19,464		19,464	18,023		18,023
Trademarks	Indefinite	416		416	416		416

		49,863		49,863	39,727		39,727

Definite life intangible assets
Customer relationships	3 to 5 years	12,001	(3,109)	8,892	9,953	(1,302)	8,651
Trademarks	10 years	900	(80)	820	900	(34)	866
Reacquired rights	Up to 14 years	1,044	(40)	1,004	—	—	—
Other	Up to 14 years	87	(11)	76	73	(10)	63

		14,032	(3,240)	10,792	10,926	(1,346)	9,580

		$63,895	$ (3,240)	$60,655	$50,653	$ (1,346)	$49,307

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Indefinite Life Intangible Assets

We have identified goodwill, spectrum licenses and our Sprint and Boost Mobile™ trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. All of the goodwill is allocated to the Wireless segment. The Sprint and Boost Mobile trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands. We are required to test these assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform our annual review for impairment in the fourth quarter of each year using the direct value method.

The changes in the carrying value of goodwill are as follows:

(in millions)
As of December 31, 2005	$21,288
Goodwill resulting from PCS Affiliate and Nextel Partners acquisitions during the first half of 2006	8,758
Adjustments to goodwill as a result of the Sprint-Nextel merger and pre-2006 PCS Affiliate acquisitions	(63)

As of June 30, 2006	$29,983

Definite Life Intangible Assets

Definite life intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets primarily include the Nextel and Direct ConnectSM trade names, which are being amortized over 10 years from the date of the Sprint-Nextel merger on a straight-line basis, and certain reacquired rights, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis. For the year-to-date period 2006, we increased the gross carrying value of definite life intangible assets by $3.1 billion primarily due to the acquisitions of Enterprise Communications, Alamosa Holdings and Nextel Partners. We recorded aggregate amortization expense of $958 million and $1.9 billion for the second quarter 2006 and the year-to-date period 2006, and $4 million and $7 million for the second quarter 2005 and the year-to-date period 2005. Based only on the definite life intangible assets as of June 30, 2006, amortization expense will be $1.9 billion for the remainder of 2006, $3.2 billion in 2007, $2.3 billion in 2008, $1.5 billion in 2009 and $702 million in 2010.

We continue to monitor the reasonableness of the remaining lives of our definite life intangibles, giving consideration to certain trends such as customer churn or changes in marketing strategies. Material changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite life intangible assets.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. The minimum obligation incurred under the Report and Order is $2.8 billion. The Report and

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.

As of June 30, 2006, we had recorded a liability of $185 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the spectrum license intangible asset, consistent with our accounting and capitalization policy. The following table represents expenditures incurred directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2005	2006 Expenditures	Through June 30, 2006
	(in millions)
FCC licenses	$120	$160	$280
Property, plant and equipment	69	66	135
Costs not benefiting our infrastructure or spectrum positions	44	65	109

Total	$233	$291	$524

In addition, not included in the table above are about $425 million of reconfiguration costs incurred to date, including about $114 million for the year-to-date period 2006, that are included in property, plant and equipment. These reconfiguration costs are based on estimated allocations between reconfiguration activity and our normal network growth. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the FCC-appointed Transition Administrator and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these network costs.

Note 7.    Restructuring and Asset Impairments

For the year-to-date period 2006, total restructuring and asset impairment costs, which have been expensed in the statement of operations, aggregated $78 million compared to $31 million in the year-to-date period 2005.

Restructuring Activity

The restructuring liability associated with continuing operations is reflected below:

		2006 Activity
	December 31, 2005 Liability Balance	Total Restructuring Charge	Cash Payments	June 30, 2006 Liability Balance
	(in millions)
Organizational restructurings	$—	$32	$(6)	$26
Web hosting wind-down	78	5	(8)	75

Total costs	$78	37	(14)	$101

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Organizational Restructurings

In the second quarter 2006, in connection with the ongoing merger and integration cost rationalization projects, we undertook efforts to align our internal resources to achieve the synergies from the Sprint-Nextel merger and the acquisition of the PCS Affiliates. These projects affect many areas of our business and operations, including network, information technology, customer care and general and administrative functions. We expect to incur significant costs over the next several years associated with such realignment activities, including costs associated with the separations of some employees. These restructuring activities have resulted in $32 million in severance and related costs associated with work force reductions of legacy Sprint employees across each of our segments, which has been reported in the statement of operations.

Web Hosting Wind-down

In 2003, we began to wind-down the web hosting services offered by the Long Distance segment, which resulted in asset impairment charges, severance expense and facility lease termination costs. As of December 31, 2005, substantially all activities associated with this wind-down had been completed; however, we continue to be obligated under facility leases that expire from 2007 through 2014. For the year-to-date period 2006, we incurred $5 million in facility lease termination costs.

Other Asset Impairments

For the year-to-date period 2006, we wrote-off $41 million of assets primarily related to software asset impairments and abandonment of various assets, including certain cell sites under construction.

Discontinued Operations

In addition to the matters discussed above, in the first quarter 2006, the Local segment instituted and completed a restructuring program with the goal of improving operating margins within that segment. The restructuring resulted in $29 million in severance costs associated with work force reductions which was recorded by the Local segment in the statement of operations as a restructuring charge for the first quarter 2006. For the year-to-date period 2006, these costs have been reflected in the discontinued operations line item in the statement of operations reflecting the spin-off of the Local segment effective May 17, 2006. See note 2 for additional information.

Other Restructuring Related Activities

For the year-to date period 2006, we recorded about $279 million of additional costs including severance related employee obligations, lease terminations and adjustments of certain property, plant and equipment assets to fair value, all of which were associated with our recent acquisitions that have been adjusted to goodwill in accordance with purchase price accounting.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8.    Long-Term Debt and Capital Lease Obligations

Our long-term debt and capital lease obligations are as follows:

	December 31, 2005	Acquired Debt and Borrowings	Retirements and Repayments of Principal and Other	June 30, 2006
	(in millions)
Senior notes due 2006 to 2032
4.78% to 13.625%, including fair value hedge adjustments of $(17) and $(45), and deferred premiums of $332 and $383 net of unamortized discounts of $65 and $29	$21,439	$1,810	$ (1,298)	$21,951
Bank credit facilities due 2006 to 2012
4.48% to 6.85%, including deferred premium of $15 and $0, net of unamortized discount of $9 and $8	3,206	500	(3,214)	492
Commercial paper	—	1,603	(1,089)	514
9.25% Debentures due 2022	200	—	—	200
Capital lease obligations
4.11% to 11.174%	163	40	(64)	139
Other	6	—	(1)	5

	25,014	$3,953	$(5,666)	23,301

Current maturities of long-term debt	(5,045)			(3,186)

Long-term debt and capital lease obligations	$19,969			$20,115

Bank Credit Facilities

During the second quarter 2006, we retired our $3.2 billion term loan with a portion of the proceeds received in connection with the spin-off of Embarq. See note 2 for further detail on the spin-off of Embarq. As a result, we recognized an $8 million gain in other income (expense) in the statement of operations, relating to the unamortized premium and the write-off of unamortized debt costs. Also, in the second quarter 2006, the $1.0 billion revolving credit facility, which had no outstanding borrowings against it, was permitted to expire. On August 1, 2006, we retired the credit facility that we assumed as part of the Nextel Partners acquisition, which had a $500 million outstanding term loan and a $100 million revolving credit facility with no outstanding borrowings against it.

Commercial Paper

In April 2006, we commenced a commercial paper program, which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of June 30, 2006, we had $514 million of commercial paper outstanding.

Other

Sprint Nextel, the parent corporation, has about $700 million of debt outstanding. In addition, about $20.3 billion of our long-term debt and capital lease obligations have been issued by wholly-owned subsidiaries and have

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

been fully and unconditionally guaranteed by Sprint Nextel. In addition, the indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by Sprint Nextel. The transfer of cash in the form of advances from the subsidiaries to us is generally not restricted.

Note 9.    Seventh Series Redeemable Preferred Stock

On March 31, 2006, we redeemed for cash all of our outstanding Seventh series preferred stock at the stated value of $1,000 per share for an aggregate face amount of $247 million, which approximated the carrying value at the time of redemption. Dividends of $6.73 per share were paid quarterly through March 31, 2006.

Note 10.    Derivative Instruments and Hedging Activities

Risk Management Policies

There have been no material changes in our risk management policies from those reported in note 12 of the “Notes to the Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2005, as amended.

Interest Rate Derivatives

As of June 30, 2006, we held fair value interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as fair value hedges for a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month London Interbank Offered Rate, or LIBOR, plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes.

Our interest rate swaps meet all the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in order to apply the shortcut method in accounting for these instruments. Under the shortcut method, we can assume that our interest rate swaps are perfectly effective in hedging our interest rate risk. We recognize all changes in the fair value of the interest rate swaps currently as a gain or loss within other income (expense) on the consolidated statement of operations, in accordance with SFAS No. 133, as amended. Under the shortcut method, these changes in the fair value of the hedging instrument are offset by an equal change in the underlying debt, with no net impact on earnings.

Our interest rate swap activity generated a net liability of $45 million as of June 30, 2006 compared to $17 million as of December 31, 2005, resulting from changes in the fair value of the interest rate swaps with an offset recorded to the underlying long-term debt.

Equity Derivatives

We have also entered into a series of option contracts associated with our investment in NII Holdings. The first of these contracts was not designated as a hedging instrument, and changes in the fair value of the derivative instrument were recognized in earnings during the period of change. This option contract was terminated on March 31, 2006 in conjunction with the sale of the underlying shares of NII Holdings. The sale of the underlying stock resulted in a $37 million gain. The change in fair value of the option contract prior to termination resulted in a loss of $23 million during the first quarter 2006. The remaining instruments are designated as cash flow hedges and meet all the required criteria under SFAS No. 133, as amended, and the Derivative Implementation

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Group Issue No. G-20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, in order to assume that these option contracts are perfectly effective in hedging the market risk associated with our investment in NII Holdings. Changes in fair value of these instruments resulted in an unrealized gain of $28 million during the second quarter 2006 and an unrealized loss of $82 million for the year-to-date period 2006. This was offset by an unrealized holding loss during the second quarter 2006 of $34 million and an unrealized gain during the year-to-date period 2006 of $91 million on the underlying investment in NII Holdings. These unrealized gains and losses were included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. These derivative instruments will be settled by December 31, 2006.

Note 11.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.

The components of other comprehensive income are as follows:

	Quarter Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
Income from continuing operations	$291	$334	$455	$553

Other comprehensive income (loss), net of income taxes
Unrealized holding gains (losses) on available-for-sale securities
Net unrealized holding (losses) gains	(26)	3	117	(18)
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(1)	(36)	(2)
Unrealized gains (losses) on qualifying cash flow hedges
Net unrealized gains (losses)	28	—	(82)	13
Reclassification adjustments for gains on cash flow hedges included in net income	—	—	—	(1)
Additional minimum pension liability	(2)	—	(2)	—
Foreign currency translation adjustments	—	(6)	—	(6)

Total other comprehensive loss, net of income taxes	—	(4)	(3)	(14)

Comprehensive income from continuing operations	$291	$330	$452	$539

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 12.    Employee Benefit Information

The net periodic benefit cost consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$8	$29	$2	$2
Interest cost	44	67	6	14
Expected return on plan assets	(61)	(82)	—	(1)
Amortization of prior service cost	2	4	(8)	(12)
Amortization of net loss	13	28	4	6

Net benefit expense	$6	$46	$4	$9

	Pension Benefits		Other Postretirement Benefits
	Year-to-Date June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$22	$67	$5	$6
Interest cost	110	132	16	28
Expected return on plan assets	(152)	(164)	(1)	(2)
Amortization of prior service cost	6	8	(23)	(24)
Amortization of net loss	32	55	10	13

Net benefit expense	$18	$98	$7	$21

Most individuals employed with us prior to the Sprint-Nextel merger are participants in a noncontributory defined benefit pension plan. We did not extend plan participation to Nextel employees in connection with the Sprint-Nextel merger. As of December 31, 2005, the pension plan was amended to freeze benefit accruals for plan participants not designated for employment with Embarq following the spin-off. We also did not extend participation in the retiree medical plan to Nextel employees in connection with the Sprint-Nextel merger, and we amended that plan to include only employees designated for employment with Embarq following the spin-off, and those individuals employed with us prior to the Sprint-Nextel merger who were born prior to 1956. In connection with the spin-off of Embarq, accrued pension and other post-retirement benefit obligations payable to participants designated to work for Embarq were transferred to Embarq. Pension plan assets owned by us will be transferred to Embarq using a valuation methodology consistent with the methodology the Pension Benefit Guaranty Corporation would have used under Section 4044 of the Employee Retirement Income Security Act, or ERISA. The final determination of the benefit obligations and related pension plan assets to be transferred to Embarq has not been completed; however, preliminary estimates of these transfers are reflected in the accompanying consolidated financial statements.

Net benefit expense includes $8 million and $22 million in the quarter and year-to-date period June 30, 2006, respectively, and $23 million and $46 million in the quarter and year-to-date period June 30, 2005, respectively, that had been allocated to our Local division prior to the spin-off of Embarq. We believe these amounts approximate the expense related to participants designated to work for Embarq, and accordingly, these amounts are included in discontinued operations in the accompanying statements of operations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 13.    Income Taxes

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year-to-Date June 30,
	2006	2005
	(in millions)
Income tax expense at the federal statutory rate	$244	$309
Effect of:
State income taxes, net of federal income tax effect	15	22
State law changes, net of federal income tax effect	(27)	—
Other, net	9	(1)

Income tax expense	$241	$330

Effective income tax rate	34.6%	37.4%

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of June 30, 2006, we continued to maintain a total valuation allowance of about $1.1 billion related to our deferred tax assets.

Note 14.    Commitments and Contingencies

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Note 15.    Segment Information

We are divided into two main lines of business: Wireless and Long Distance.

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

Segment financial information was as follows:

Quarter Ended June 30,	Wireless	Long Distance	Corporate and Eliminations		Consolidated
	(in millions)
2006
Net operating revenues	$8,524	$1,641	$(151	)(1)	$10,014
Inter-company revenues	(1)	(178)	179		—
Operating income (loss)(2)	660	155	(103	)(1)	712

2005
Net operating revenues	$4,041	$1,722	$(86	)(1)	$5,677
Inter-company revenues	(1)	(154)	155		—
Operating income (loss)(2)	617	132	(3	)(1)	746

(1)	Included in the corporate results are the historic net revenues and related operating costs of certain consumer long distance customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer long distance customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

(2)	Operating income (loss) includes $113 million of expenses primarily associated with the Sprint-Nextel merger and the PCS Affiliate acquisitions that have been reflected as unallocated corporate selling, general and administrative expense. In addition to the $113 million of merger and integration expenses recorded in the corporate segment, we incurred $40 million of other costs in the second quarter 2006 associated with the merger and integration activities, including (i) $17 million of expensed restructuring costs for work force reductions and lease termination charges, and (ii) $23 million of asset impairments. We incurred $27 million of merger and integration charges in the second quarter 2005 related to the Sprint-Nextel merger. During the second quarter 2006, we reduced our variable compensation accrual by about $35 million after tax.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Year-to-Date June 30,	Wireless	Long Distance	Corporate and Eliminations		Consolidated
	(in millions)
2006
Net operating revenues	$17,039	$3,310	$(261	)(1)	$20,088
Inter-company revenues	(2)	(346)	348		—
Operating income (loss)(2)	1,096	259	(159	)(1)	1,196

2005
Net operating revenues	$7,908	$3,437	$(173	)(1)	$11,172
Inter-company revenues	(3)	(309)	312		—
Operating income(2)	1,063	271	22	(1)	1,356

(1)	Included in the corporate results are the historic net revenues and related operating costs of certain consumer long distance customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer long distance customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

(2)	Operating income (loss) includes $189 million of expenses primarily associated with the Sprint-Nextel merger and the PCS Affiliate acquisitions that have been reflected as unallocated corporate selling, general and administrative expense. In addition to the $189 million of merger and integration expenses recorded in the corporate segment, we incurred $78 million of other costs in the year-to-date period 2006 associated with the merger and integration activities, including (i) $37 million of expensed restructuring costs for work force reductions and lease termination charges, and (ii) $41 million of asset impairments. We incurred $27 million of merger and integration charges in the year-to-date period 2005 related to the Sprint-Nextel merger.

Net operating revenues by products and services were as follows:

Quarter Ended June 30,	Wireless	Long Distance	Corporate and Eliminations	Consolidated
	(in millions)
2006
Wireless services	$7,596	$—	$(1)	$7,595
Wireless equipment	724	—	—	724
Voice	—	1,003	(96)	907
Data	—	366	(37)	329
Internet	—	217	(11)	206
Other	204	55	(6)	253

Total net operating revenues	$8,524	$1,641	$ (151)	$10,014

2005
Wireless services	$3,439	$—	$(1)	$3,438
Wireless equipment	377	—	—	377
Voice	—	1,054	(36)	1,018
Data	—	420	(34)	386
Internet	—	178	—	178
Other	225	70	(15)	280

Total net operating revenues	$4,041	$1,722	$(86)	$5,677

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Year-to-Date June 30,	Wireless	Long Distance	Corporate and Eliminations	Consolidated
	(in millions)
2006
Wireless services	$15,083	$—	$(2)	$15,081
Wireless equipment	1,554	—	—	1,554
Voice	—	2,012	(151)	1,861
Data	—	741	(75)	666
Internet	—	442	(14)	428
Other	402	115	(19)	498

Total net operating revenues	$17,039	$3,310	$(261)	$20,088

2005
Wireless services	$6,754	$—	$(3)	$6,751
Wireless equipment	704	—	—	704
Voice	—	2,119	(70)	2,049
Data	—	832	(68)	764
Internet	—	356	(1)	355
Other	450	130	(31)	549

Total net operating revenues	$7,908	$3,437	$(173)	$11,172

Note 16.    Subsequent Events

Dividend Declaration

On July 25, 2006, our board of directors declared a dividend of $0.025 per share on our common stock, payable on September 29, 2006, to shareholders of record at the close of business on September 8, 2006.

Share Repurchase Program

On July 25, 2006, our board of directors authorized the purchase of up to $6.0 billion of our common stock over the next 18 months through open market purchases.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries (the Company) as of June 30, 2006, the related consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2006 and 2005, the related consolidated statements of cash flows for the year-to-date periods ended June 30, 2006 and 2005, and the related consolidated statement of shareholders’ equity for the year-to-date period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2006

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the effects of vigorous competition, including the impact of competition on the price we are able to charge customers for services we provide and our ability to attract new customers and retain existing customers; the overall demand for our service offerings, including the impact of decisions of new subscribers between our post-paid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•	the impact of overall wireless market penetration on our ability to attract and retain customers with good credit standing and the intensified competition among wireless carriers for those customers;

•	the uncertainties related to the benefits of the Sprint-Nextel merger, including anticipated synergies and cost savings and the timing thereof;

•	the potential impact of difficulties we may encounter in connection with the integration of the pre-merger Sprint and Nextel businesses, and the integration of the businesses and assets of certain of the third party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand that we have acquired, and Nextel Partners, Inc., including the risk that these difficulties could prevent or delay our realization of the cost savings and other benefits we expect to achieve as a result of these integration efforts and the risk that we will be unable to continue to retain key employees;

•	the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including investments required in connection with our planned deployment of a next generation broadband wireless network;

•	the costs and business risks associated with providing new services and entering new geographic markets, including with respect to our development of new services expected to be provided using the next generation broadband wireless network that we plan to deploy;

•	the impact of potential adverse changes in the ratings afforded our debt securities by ratings agencies;

•	the ability of our Wireless segment to continue to grow and improve profitability;

•	the ability of our Long Distance segment to achieve expected revenues;

•	the effects of mergers and consolidations in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	no significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for our integrated Digital Enhanced Network, or iDEN®, network;

•	the impact of adverse network performance, including, but not limited to, any performance issues resulting from reduced network capacity and other adverse impacts resulting from the reconfiguration of the 800 megahertz, or MHz, band used to operate our iDEN network, as contemplated by the Federal Communications Commission’s, or FCC’s Report and Order, released in August 2004 as supplemented thereafter;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order, deployment of enhanced 911, or E911, services on the iDEN network and privacy-related matters;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission, or SEC, including in our Form 10-K for the year ended December 31, 2005, as amended, in Part I, Item 1A, “Risk Factors”.

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

Overview

We are a global communications company offering a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and small to mid-sized businesses, and large enterprises and government customers. Although our operations are divided into two lines of business, wireless and long distance, we have organized our sales and distribution efforts to focus on the needs of our targeted customer groups, which enables us to create customer- focused communications solutions that can incorporate any of our wireless and wireline services and their capabilities to meet the specific needs of these customer groups. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. Prior to May 17, 2006, we also operated a local wireline business that provided local telephone services in markets in 18 states. As described below, on May 17, 2006, we spun off this business, previously our Local segment, which is now known as Embarq Corporation, to our shareholders through a pro rata dividend of Embarq stock. The results of the Local segment for periods prior to the spin-off are presented as discontinued operations.

Nextel Merger and Local Communications Business Spin-off

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

We have begun to recognize cost savings as a result of the merger, and over a number of years expect to continue to recognize significant cost savings and other synergies associated with the merger. However, we believe that our operating results for at least the next several quarters will be negatively impacted by costs that will be incurred to achieve these benefits and other synergies. Such costs are generally not expected to be recurring in nature, and include costs associated with integrating back office systems, severance costs associated with the termination of the employment of certain employees, and lease and other contract termination costs. The merger and integration costs that we incur can be dependent on a number of business or strategic decisions whose timing cannot be predicted with certainty, which could cause merger and integration costs, and our realization of benefits from the merger and integration efforts, to vary from period to period. Additionally, certain merger and integration-related expenditures are not recorded as expenses, but represent changes to our purchase price allocation estimates with respect to the merger, which would affect the value of goodwill. The ability to achieve these cost savings and other synergies and the timing in which the benefits can be realized will depend in large part on the ability to integrate our networks, business operations, back-office functions and other support systems and infrastructure.

At the time that we announced the merger, we also announced our plans to spin-off the local wireline business to our shareholders on a tax-free basis. This business consisted primarily of the business previously reported as the Local segment in our consolidated financial statements. On May 17, 2006, we completed the spin-off of the local wireline business, which is now a separate company known as Embarq Corporation. We distributed pro rata to our shareholders one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting common stock, or about 149 million shares of Embarq common stock, and received net cash consideration and net proceeds from the sale of Embarq senior notes totaling about $6.3 billion. Cash was paid for fractional shares. As a result of the spin-off, we no longer own any shares of Embarq.

We received a ruling from the Internal Revenue Service that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Embarq common stock is not taxable to us or U.S. holders of our common stock, except cash payments made in lieu of fractional shares, which generally are taxable.

Business

We offer a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our two targeted customer groups: individuals and small to mid-sized businesses, and large enterprise and government agencies. We conduct our operations through two segments referred to as Wireless and Long Distance.

We, together with the four remaining PCS Affiliates, offer digital and wireless services utilizing wireless code division multiple access, or CDMA, technology in all 50 states, Puerto Rico and the U.S. Virgin Islands and provide wireless coverage to a total domestic population of more than 278 million people. The PCS Affiliates, through commercial arrangements with us, provide wireless services under the Sprint brand name in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at their expense, in most instances using spectrum licensed to, and controlled by, us. During 2005, we acquired three PCS Affiliates and, in the first half of 2006, we acquired two additional PCS Affiliates. We acquired a sixth PCS Affiliate on July 1, 2006. Nextel Partners provides digital wireless communications services under the Nextel brand name and using iDEN technology in certain mid-sized and tertiary U.S. markets. In June 2006, we acquired the remaining equity interests of Nextel Partners that we previously did not own. We believe the acquisitions of these PCS Affiliates and Nextel Partners will give us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage. We also are one of the nation’s largest providers of long distance services and one of the largest carriers of Internet traffic.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Although we believe that many of our targeted customers base their purchase decisions on quality of service and the availability of differentiated features and services, competitive pricing, both in terms of the monthly recurring charges and the number of minutes or other features available under a particular rate plan, is often an important factor in potential customers’ purchase decisions.

Our industry has been and continues to be subject to consolidation and dynamic change as well as intense competition. To maintain our operating margins in a price-competitive environment, we continually seek ways to create or improve capital and operating efficiencies in our business. Consequently, we routinely reassess our business strategies and their implications on our operations, and these assessments may continue to impact the future valuation of our long-lived assets. As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity and/or results of operations.

The FCC regulates the licensing, operation, acquisition and sale of the licensed radio spectrum that is essential to our business. The FCC and state Public Utilities Commissions, or PUCs, also regulate the provision of communications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations.

Management Overview

Wireless

Through our Wireless segment, we, together with the four remaining PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 300 metropolitan markets, including 199 of the 200 largest U.S. metropolitan areas, where more than 278 million people live or work. Including subscribers who purchase services from the PCS Affiliates and our mobile virtual network operators, or MVNOs, we served 51.7 million subscribers as of June 30, 2006. We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies.

Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. To enable us to offer innovative applications and services, we are deploying high-speed evolution data optimized, or EV-DO, technology across our CDMA network. Currently EV-DO technology covers over 153 million people and serves customers in over 210 communities with populations of at least 100,000, as well as over 460 airports, and we have plans to expand the EV-DO coverage to approximately 200 million people by the end of 2006. The services supported by this technology, marketed as PowerVisionSM, give subscribers with EV-DO-enabled devices access to numerous sophisticated high-speed data messaging, imaging, entertainment and location-based applications. We also intend to incorporate the next version of EV-DO technology into our network, with plans for coverage to approximately 40 million people by the end of 2006. This version of EV-DO, known as EV-DO Rev. A, is designed to support a variety of Internet Protocol, or IP, and video and high performance walkie-talkie applications for our CDMA network and the creation of network interfaces designed to facilitate the interoperability of walkie-talkie services that are available on our two networks. On our iDEN network, we continue to support features and services that are designed to meet the needs of our customers.

We also recently announced our plans to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the World Inter-Operability for Microwave Access, or WiMax, standard. This next generation network is being designed to support a wide range of high-speed IP-based wireless services. Our initial plans contemplate deploying the new broadband wireless network in larger metropolitan areas with a goal of launching the related service offerings in some of those markets beginning in 2008.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. We offer these services, other than those offered under pre-paid service plans, on a contract basis, typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets. We also offer wholesale wireless services to MVNOs, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of acquisition, billing and customer service. We also have entered into an agreement with several cable companies under which we and the participating cable companies plan to develop converged services that are designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service.

Our Wireless segment generates revenues from the provision of wireless services, the sale of wireless equipment and the provision of wholesale and other services. The ability of our Wireless segment to generate service revenues is primarily a function of:

•	the number of subscribers that we serve, which in turn is a function of our ability to acquire new and retain existing subscribers; and

•	the revenue generated by each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates that we charge for those services.

We believe that wireless carriers increasingly must attract a greater proportion of new customers from the existing customer bases of competitors rather than from first time purchasers of wireless services. Certain of our competitors have continued to increase their focus on customer retention efforts and have reported improvements in their customer retention rates, which may make it harder for us to acquire new customers from these competitors. As part of our effort to improve our customer retention, we are implementing programs designed to improve the quality of our customer care and eliminate situations that create customer dissatisfaction at points where we interact with our customers. In addition, the higher market penetration of wireless services in our markets may suggest that customers purchasing wireless services for the first time may, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in a higher bad debt expense. This has intensified the competition among wireless carriers to attract higher quality customers with stronger credit standing, resulting in aggressive pricing strategies for both voice services and other features that are designed to attract those customers.

We have also experienced declines in the average voice revenue per subscriber/user due to us offering more competitive service pricing plans, including lower priced plans, plans that allow users to add additional units to their plans at attractive rates such as “add a phone” and “family” plans, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related customers, or a combination of these features. We are developing and implementing service plans that are designed to offset these declines in revenue by expanding and enhancing our value-added array of imaging, high-speed data messaging, entertainment and location-based applications. Recently, the growth in revenue per subscriber generated by these data services, while significant, has not kept pace with the decline in voice revenue, resulting in a decline in our overall monthly average revenue per subscriber.

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

Although many of the costs relating to the operation of our wireless networks are fixed in the short-term, other costs, such as interconnection fees, fluctuate based on the utilization of the networks. Sales and marketing expenses are dependent on the number of subscriber additions and the nature and extent of our marketing and promotional activities. Customer care costs are dependent on the number of subscribers that we serve and the nature of programs designed to retain subscribers. General and administrative expenses consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Although our goal is to improve operating margins through cost savings initiatives and benefits of scale, costs that fluctuate based on network utilization and the number of subscribers that we serve generally will increase in absolute terms over time. We also seek to realize operating efficiencies in our business from merger-related cost savings and other synergies.

In February 2005, Nextel accepted the terms and conditions of the FCC Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. As part of the reconfiguration process in most markets, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum, which could adversely impact the capacity, and therefore, the performance of our iDEN network in the affected markets. Customer dissatisfaction, if any, resulting from these adverse impacts could result in increased subscriber churn and/or require us to curtail subscriber additions on that network in relevant markets until the capacity limitation can be corrected or incur substantial capital costs in order to replace capacity lost as a result of the spectrum reconfiguration.

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

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation, at which time we will be required to make a payment to the U.S. Department of the Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions had been made as of June 30, 2006.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as next generation multi-protocol label switching, or MPLS, technologies, as well as IP asynchronous transfer mode, or ATM, frame relay, and managed network services. We also provide services to the cable companies that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable companies and Internet service providers. Growth in voice services provided by cable operators is accelerating as consumers are becoming more comfortable with using cable companies as alternatives to local and long distance voice communications providers. We have entered into contracts with several large cable companies that enable us to provide local and long distance voice communications service as part of our bundled service offering. In addition to increased emphasis on selling IP services, we are converting many of our existing customers from ATM and frame relay to more advanced IP technologies, in part to support our effort to move to one platform, which will reduce our network cost structure. Over time, this conversion will result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS.

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from arrangements with our wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues.

Revenues generated by both our Wireless and Long Distance segments consist of fixed monthly recurring charges, variable usage charges, equipment charges, miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection and late payment charges, and certain regulatory-related fees. We recognize operating revenues as services are rendered or as products are delivered to customers in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns, and revenue attributable to these estimates represented less than 15% of our accounts receivable balance as of June 30, 2006.

Certain of our bundled products and services, primarily plans for our Wireless segment, are considered to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. We classify revenue from sales of handsets as equipment revenue. We recognize revenue from handset sales when title to the handset passes to the dealer or end-user customer.

Wireless offerings include wireless phones and service contracts sold together in our company-operated stores. We recognize the activation fee revenue associated with these direct sales channels at the time the related wireless phone is sold, and is classified as equipment sales. We defer wireless activation fees billed prior to the 2003 adoption of EITF Issue No. 00-21 and wireless activation fees billed for handset sales in non-company stores and amortize them over the estimated average life of the end user customer. Certain activation fees associated with unbundled sales in our Wireless segment are deferred and amortized over the estimated average life of the end-user subscriber relationship.

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

The accounting estimates related to the recognition of revenue and the allowance for doubtful accounts in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage and future returns on asset sales, as well as the future economic viability of our customer base.

Management believes the allowance amounts recorded, in each instance, represent its best estimate of future outcomes, but the actual outcomes could differ from the estimate selected, and the impact that changes in actual performance versus these amounts recorded would have on the accounts receivable reported on the balance sheet and the results reported in the statements of operations could be material to our financial condition.

Valuation and Recoverability of Long-lived Assets

A significant portion of our total assets are long-lived assets, consisting primarily of property, plant and equipment and definite life intangibles. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

Long-lived assets consisting of property, plant and equipment represented $24.1 billion of our $98.3 billion in total assets as of June 30, 2006. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life
Buildings and improvements	3 to 31 years
Network equipment and software	3 to 31 years
Non-network internal use software, office equipment and other	3 to 30 years

The accounting estimate related to the establishment of depreciable lives requires us to make assumptions about technology evolution and competitive uses of assets. Our assumptions about technology and its future development require significant judgment because the timing and impacts of technology advances are difficult to predict, and actual experience has varied from previous assumptions and could do so in the future. The impact of changes in these assumptions could be material to our financial position, as well as our results of operations. We continue to assess the estimated useful life of the iDEN network assets and our future plans for this network as a larger proportion of our subscriber base is served by our CDMA network. Changes in our estimate of the useful life of the iDEN network assets could cause depreciation charges in future periods to change in amounts that could be material.

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

For the year-to-date period 2006, we recorded $41 million in asset impairment charges primarily related to software asset impairment and abandonment of various assets, including certain cell sites under construction. For the year-to-date period 2005, we recorded $28 million in asset impairment charges primarily related to the write-down of various software applications.

Valuation and Recoverability of Intangible Assets

Intangible assets with indefinite useful lives represented $49.9 billion of our $98.3 billion in total assets as of June 30, 2006. Goodwill and indefinite life intangibles, which primarily consist of our spectrum licenses, are reviewed annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We test goodwill for impairment by comparing the net book value of assets of each of our reporting units, identified as our operating segments, to estimates of their respective fair values. We test indefinite life intangibles for impairment by comparing an asset’s respective carrying value to estimates of fair value. Fair value is determined using the direct value method, which requires the use of estimates, judgments and projections.

The accounting estimates related to goodwill and indefinite life intangibles require us to make assumptions about fair values. The impact of recognizing an impairment in the value of our goodwill and indefinite life intangibles could be material to our financial position and results of operations. Our assumptions about fair values require significant judgment because economic factors, industry factors and technology considerations, as well as our views regarding the prospects of our business, can result in variable and volatile fair values. In addition, a significant amount of judgment is involved in determining the occurrence of a “triggering event” that requires an evaluation of the recoverability of our goodwill or intangible assets.

Valuation of Acquired Assets and Liabilities

In connection with the Sprint-Nextel merger in the third quarter 2005, as required by Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we allocated the purchase price to the assets acquired, including goodwill and spectrum licenses, and liabilities assumed from Nextel based on their respective fair values at the merger date. Similar allocations are required with respect to the acquisitions of the PCS Affiliates and Nextel Partners. The estimation of the fair values of the Nextel goodwill and indefinite life intangible assets was primarily based on the income approach valuation technique.

We are still in the process of completing our valuation of the assets acquired in the acquisitions of the PCS Affiliates and Nextel Partners including investments, property, plant and equipment, intangible assets, and certain liabilities relevant to the allocation of the purchase price. The fair values recorded as of June 30, 2006, are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. When finalized, we may be required to make adjustments that could impact our results of operations and financial position, some of which could be material.

Employee Benefit Plan Assumptions

At the time of the spin-off of Embarq, accrued pension benefit obligations payable to participants designated to work for Embarq were transferred to Embarq. Related pension assets will also be transferred to Embarq under an agreed-upon valuation methodology. As a result of this transfer, pension plan assets and obligations retained by us will be remeasured effective as of the spin-off date. The final determination of the benefit obligations and related pension plan assets to be transferred to Embarq has not been completed. However, preliminary estimates of these transfers are reflected in the accompanying consolidated financial statements.

Tax Valuation Allowances

We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

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

We carried an income tax valuation allowance of $1.1 billion as of June 30, 2006. This amount includes a valuation allowance for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards.

Significant New Accounting Pronouncement.

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires us to begin to recognize compensation cost for unvested common stock options granted to our employees before January 1, 2003, which were outstanding as of January 1, 2006. This requirement to recognize expense on these unvested grants is immaterial to us because we had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective method and most of these options had been modified and repriced in 2004. See note 4 of the Notes to Consolidated Financial Statements for further information.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact of the adoption of this Interpretation on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Adoption of this new accounting guidance will not have a material impact on our consolidated financial statements.

Results of Operations

Consolidated

	Quarter Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
	(in millions)
Net operating revenues	$10,014	$5,677	$20,088	$11,172
Operating expenses	9,302	4,931	18,892	9,816
Operating income	712	746	1,196	1,356
Income from continuing operations	291	334	455	553

Our results of continuing operations for the second quarter 2005 and the year-to-date period 2005 does not include the financial results of Nextel, Nextel Partners, or any of the acquired PCS Affiliates. Consistent with generally accepted accounting principles, or GAAP, all results of acquired entities are included only from their date of acquisition. The exclusion of these results renders direct comparisons with results for the second quarter 2006 and the year-to-date period 2006 less meaningful, due to the impacts of the Sprint-Nextel merger in August 2005, the acquisition of Nextel Partners in June 2006 and the acquired PCS Affiliates during 2005 and 2006.

Net operating revenues increased 76% from the second quarter 2005 to the second quarter 2006, and 80% from the year-to-date period 2005 to the year-to-date period 2006, primarily reflecting growth in revenues of our Wireless segment driven by the Sprint-Nextel merger.

Operating expenses increased 89% from the second quarter 2005 to the second quarter 2006 and 92% from the year-to-date period 2005 to the year-to-date period 2006, primarily within our Wireless segment, driven by the Sprint-Nextel merger.

We recorded merger and integration expenses of $113 million for the second quarter 2006 and $189 million for the year-to-date period 2006. Merger and integration costs are generally non-recurring in nature and primarily include charges for costs to adopt and launch a new branding strategy and logos, including costs to re-brand company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems, processes and other integration planning and execution costs, and costs related to employee retention. These costs were primarily related to the Sprint-Nextel merger. Merger and integration costs have primarily been reflected as unallocated corporate selling, general and administrative expenses and, therefore, are excluded from segment results. In addition, we also recorded $15 million and $32 million of costs for the second quarter 2006 and the year-to-date period 2006; these costs related to the separation of legacy Sprint employees as part of the Sprint-Nextel merger and integration initiatives. These costs were recorded as restructuring charges.

Segmental Results of Operations

Wireless

Through our Wireless segment, we, together with the four remaining PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands and provide wireless coverage in over 300 metropolitan markets, including the 125 largest U.S. metropolitan areas, to more than 278 million people. Combined with the PCS Affiliates and our MVNO wholesale resellers, we served 51.7 million subscribers as of June 30, 2006.

We provide a comprehensive suite of advanced wireless services, including digital wireless mobile telephone service, instant national and international walkie-talkie capabilities and wireless data transmission services. These services are provided using two networks, the CDMA technology-based network that was operated by us prior to the Sprint-Nextel merger and the iDEN technology-based network that was operated by Nextel prior to the merger. We have plans to expand EV-DO coverage on our CDMA network to about 200 million people by the end of 2006. The services supported by this technology, marketed as PowerVisionSM, give subscribers with EV-DO-enabled devices access to numerous sophisticated high-speed data messaging, imaging, entertainment and location-based applications. We are developing handsets that are capable of operating voice and data applications on our CDMA network and walkie-talkie applications on our iDEN network, which is expected to enhance the services available to our customers. We expect to take other actions to capture capital and operating efficiencies as the network operations are combined and integrated. We also intend to incorporate EV-DO Rev. A into our network, with plans for coverage to approximately 40 million people by the end of 2006. EV-DO Rev. A is designed to support a variety of IP and video and high performance walkie-talkie applications for our CDMA network and the creation of network interfaces designed to facilitate the interoperability of walkie-talkie services that are available on our two networks.

We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in more than 50 countries. International roaming is available with a CDMA-based tri-mode (CDMA/analog) phone in areas of more than 50 countries, including countries in the Asia-Pacific, North and South American and Caribbean regions, and EV-DO data roaming was recently launched in Canada and Mexico. Subscribers of CDMA-based services also have access to voice roaming in over 100 countries using global system for mobile communications, or GSM. With an iDEN Internet-ready phone, iDEN voice roaming is available in 11 countries, with data available in 5 of them. International roaming is also available with a dual-mode iDEN/GSM-capable phone in areas in over 140 countries in Europe, the Middle East, Africa and the South Pacific rim. Data service in GSM locations is available to iDEN subscribers in more than 55 countries. We also have roaming or interoperability agreements with iDEN-based wireless service providers that operate in portions of Latin America and Canada.

The results of operations of the following acquisitions are included in the results of our Wireless segment for the second quarter and the year-to-date period 2006 from the start of the month closest to the acquisition date as pro-rations were not material to our results: the results of Enterprise Communications Partnership from February 1, 2006, the results of Alamosa Holdings, Inc. from February 1, 2006 and the results of Velocita Wireless Holding Corporation from March 1, 2006. The results of Nextel Partners will be included beginning July 1, 2006.

	Quarter Ended June 30,				Change
Wireless	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(dollars in millions)
Net operating revenues
Service	$7,596	89%	$3,439	85%	$4,157	121%
Equipment	724	9%	377	9%	347	92%
Wholesale, affiliate and other	204	2%	225	6%	(21)	(9)%

Total net operating revenues	8,524	100%	4,041	100%	4,483	111%

Operating expenses
Cost of service	1,798	21%	938	23%	860	92%
Cost of products	1,282	15%	643	16%	639	99%
Selling, general and administrative	2,509	29%	1,177	29%	1,332	113%
Restructuring and asset impairment	33	1%	19	1%	14	74%
Depreciation	1,284	15%	643	16%	641	100%
Amortization	958	11%	4	NM	954	NM

Total operating expenses	7,864	92%	3,424	85%	4,440	130%

Operating income	$660	8%	$617	15%	$43	7%

Capital expenditures	$1,064		$678		$386

NM: Not Meaningful

	Year-to-Date June 30,				Change
Wireless	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(dollars in millions)
Net operating revenues
Service	$15,083	89%	$6,754	85%	$8,329	123%
Equipment	1,554	9%	704	9%	850	121%
Wholesale, affiliate and other	402	2%	450	6%	(48)	(11)%

Total net operating revenues	17,039	100%	7,908	100%	9,131	115%

Operating expenses
Cost of service	3,557	21%	1,831	23%	1,726	94%
Cost of products	2,622	15%	1,307	17%	1,315	101%
Selling, general and administrative	5,238	31%	2,394	30%	2,844	119%
Restructuring and asset impairment	61	1%	21	1%	40	NM
Depreciation	2,569	15%	1,285	16%	1,284	100%
Amortization	1,896	11%	7	NM	1,889	NM

Total operating expenses	15,943	94%	6,845	87%	9,098	133%

Operating income	$1,096	6%	$1,063	13%	$33	3%

Capital expenditures	$2,135		$1,096		$1,039

NM: Not Meaningful

Net Operating Revenues

The following is a summary of our subscriber activity and related subscriber metrics. The number of subscribers impacts both service revenues and cost of service as well as support costs like customer care and bad debt expenses, which are recorded in general and administrative expenses.

	Quarter Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
	(in millions)
Direct subscribers, end of period (millions)	45.0	18.7	45.0	18.7
Wholesale and affiliate subscribers, end of period (millions)	6.7	7.9	6.7	7.9
Direct net subscribers additions (millions)	0.7	0.4	1.8	0.9
Customer churn rate
Direct post-paid	2.1%	2.2%	2.1%	2.4%
Direct prepaid(1)	6.0%	—	5.7%	—
Weighted average	2.4%	2.2%	2.4%	2.4%
Average monthly service revenue per user
Direct post-paid	$62	$62	$62	$62
Direct prepaid(1)	34	—	35	—
Weighted average	59	62	60	62

(1)	Prior to our merger with Nextel in the third quarter 2005, we did not have direct prepaid subscribers.

Net operating revenues primarily consist of direct wireless service revenues, revenues from handset and accessory sales and revenues from arrangements with wholesale operators and the four remaining PCS Affiliates. Service revenues consist of fixed monthly recurring charges, variable usage charges, charges related to the use of specified features and miscellaneous fees such as directory assistance, operator-assisted calling, equipment protection, late payment charges, and fees relating to certain regulatory initiatives. Wholesale, affiliate and other revenues consist primarily of net revenues retained from wireless subscribers residing in PCS Affiliate territories and revenues from the sale of wireless services to companies that resell those services to their subscribers.

Service revenues increased $4,157 million or 121% from the second quarter 2005 to the second quarter 2006 and $8,329 million or 123% from the year-to-date period 2005 to the year-to-date period 2006, primarily due to the Sprint-Nextel merger in the third quarter 2005, the increase in the number of our direct subscribers and, to a lesser degree, the acquisitions of the PCS Affiliates in 2005 and 2006. We had about 700,000 and 1.8 million direct net subscriber additions for the second quarter 2006 and year-to-date period 2006, excluding subscriber additions of Alamosa Holdings, Enterprise Communications and Nextel Partners that occurred before those companies were acquired, and ended the year-to-date period 2006 with 45.0 million direct subscribers. We believe that the net growth in direct subscribers, separate from those subscribers acquired as a result of the Sprint-Nextel merger, the PCS Affiliate acquisitions and the Nextel Partners acquisition, is the result of a number of factors, principally:

•	growth in the number of subscribers purchasing our wireless prepaid service offering;

•	our differentiated products and services, particularly our nationwide walkie-talkie services and data-related services, including those available under our Sprint PowerVision service plans, and other non-voice services, such as instant messaging and emails, sending and receiving pictures, playing games with full-color graphics and polyphonic sounds and browsing the Internet wirelessly;

•	the introduction of more competitive service pricing plans that are targeted at meeting more of our subscribers’ needs;

•	selected handset pricing promotions and improved handset choices; and

•	the stability in subscriber retention (the average rate of customer churn), which we believe is attributable to the impact of targeted customer loyalty programs, competitive pricing, and our focus on delivering high quality and differentiated services.

Our weighted average monthly service revenue per user decreased to $59 in the second quarter 2006 from $62 in the second quarter 2005 and $60 for the year-to-date period 2006 from $62 in the year-to-date period 2005 as:

•	we continued to offer more competitive service pricing plans, including lower priced plans, plans that allow users to add additional units to their plans at attractive rates such as “add a phone” and “family” plans, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related customers, or a combination of these features, and in the second quarter 2006, both new subscribers and a portion of our existing subscriber base took advantage of these plans;

•	our prepaid wireless subscribers, who generally have a lower average revenue per user, continued to increase as a percentage of our total subscriber base; and

•	we integrated PCS Affiliate subscribers who have a lower average monthly service revenue and who will no longer be a source of roaming revenue for us.

These decreases were partially offset as:

•	we integrated Nextel subscribers in August 2005 who generally have a higher average monthly service revenue; and

•	we saw an increase in revenues from data services, driven by higher usage as subscribers took advantage of our wider array of data offerings such as Vision, short message service, or SMS, and our Sprint PowerVision service plans.

We expect that service revenues will continue to increase in absolute terms in the future as a result of an increasing subscriber base. We expect that the number of direct subscribers will increase, but we are implementing more restrictive credit policies and limiting distribution of our prepaid products in certain markets, which may have an adverse effect on our ability to attract lower credit quality subscribers and users of prepaid services. We and a number of our competitors have decreased prices and offered combined service plans that provide for lower monthly charges for incremental subscriber units under the service plans such as “add a phone” and “family” plans, resulting in declining average monthly revenue per subscriber. We believe that the trends related to attracting new and retaining existing subscribers and on average monthly revenue per subscriber may continue. See “—Forward-Looking Statements.”

Revenues from sales of handsets and accessories, generated from both new subscribers and upgrades, were 9% of net operating revenues for both the second quarter 2006 and 2005, and 9% for both year-to-date periods 2006 and 2005. These revenues increased $347 million or 92% from the second quarter 2005 to the second quarter 2006 and $850 million or 121% from the year-to-date period 2005 to the year-to-date period 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005. For the second quarter 2006 as compared to the second quarter 2005, there was a 9% increase in the average sales price of CDMA handsets, which was partially offset by a moderate decrease in the volume of CDMA handsets sold. For the year-to-date period 2006 as compared to the year-to-date period 2005, there was a moderate increase in the volume of CDMA handsets sold and a 23% increase in the average sales price of CDMA handsets. The increase in the average sales price of our CDMA handsets was primarily affected by a change in the compensation of our third party dealers from a discounted handset-based plan to a commission-based plan in the second quarter 2005, higher activation and upgrade fees, and increased sales of our PowerVision enabled handsets. Consistent with industry practice, our marketing plans assume that handsets, net of rebates, will continue to be sold at prices below cost in most instances. Our subscriber retention efforts, which often include providing incentives to customers by offering them new handsets at discounted prices, may cause our handset subsidies to increase. In addition, we may increase handset subsidies to acquire new subscribers. See “—Forward-Looking Statements.”

Wholesale, affiliate and other revenues decreased $21 million or 9% from the second quarter 2005 to the second quarter 2006 and $48 million or 11% from the year-to-date period 2005 to the year-to-date period 2006, reflecting a lower number of subscribers in the wholesale and PCS Affiliate bases largely due to the subscribers of the PCS Affiliates that we have acquired since the third quarter 2005 becoming a part of our direct subscriber base. Additionally, wholesale, affiliate and other revenues decreased due to a more competitive market for our MVNOs and a rate reduction for Virgin Mobile USA, LLC, one of our wholesale operators, under the terms of our network services agreement with them. The PCS Affiliates ended the second quarter 2006 with 1.3 million subscribers, a small increase from the first quarter. The number of subscribers of our wholesale operators decreased by 31,000 during the second quarter 2006, and those operators ended the quarter with 5.4 million subscribers in the aggregate.

Costs of Services and Products

Costs of services and products consist of our cost of providing wireless service and cost of our handset and accessory revenues. Cost of providing wireless service consists primarily of:

•	costs to operate and maintain our CDMA and iDEN networks, primarily including direct switch and cell site costs, such as rent, utilities, property taxes and maintenance; payroll and facilities costs associated with our network engineering employees; frequency leasing costs; and roaming fees paid to other carriers;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site; and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls; and

•	costs to activate service for new subscribers.

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

Cost of service increased $860 million or 92% from the second quarter 2005 to the second quarter 2006 and $1,726 million or 94% from the year-to-date period 2005 to the year-to-date period 2006, primarily due to the Sprint-Nextel merger in the third quarter 2005, as well as increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically, we experienced:

•	an increase in cell site and switch related operational costs, including increases in fixed and variable interconnection costs, due to the increase in the number of cell sites and related equipment in service;

•	increased long distance and roaming costs due to the increase in our direct subscriber base;

•	an increase in backhaul costs driven by the increased capacity required to support the launch of our EV-DO service in the second quarter 2005 as well as our PCS Affiliate acquisitions since the second quarter 2005; and

•	an increase in costs for premium data services resulting from increased subscriber usage of these services.

These increases were partially offset by a reduction in our variable incentive-based compensation costs.

Cost of service as a percentage of net operating revenues was 21% for both the quarter and year-to-date periods 2006 and 23% for both the quarter and year-to-date periods 2005. The decrease in this percentage is due primarily to net operating revenues increasing at a higher rate than cost of service.

We expect the aggregate amount of cost of service to increase as customer usage of our networks increases and we add more sites and other equipment to expand the coverage and capacity of our CDMA and iDEN networks. See “—Forward-Looking Statements” and “—Liquidity and Capital Resources.”

Handset and accessory costs increased $639 million or 99% from the second quarter 2005 to the second quarter 2006 and $1,315 million or 101% from the year-to-date period 2005 to the year-to-date period 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005. For the second quarter 2006 as compared to the second quarter 2005, there was a 7% increase in the average cost per handset, which was partially offset by a moderate decrease in the volume of CDMA handsets sold. For the year-to-date period 2006 as compared to the year-to-date period 2005, there was a moderate increase in the volume of CDMA handsets sold and a 5% increase in the average cost per handset. Additionally, CDMA service and repair cost increased in 2006 for the second quarter and year-to-date periods, as compared to the second quarter 2005 and year-to-date periods as a result of the increase in the average cost per handset.

Selling, General and Administrative Expense

Selling and marketing costs primarily consist of customer acquisition costs, including commissions earned by our indirect dealers, third-party distributors and our direct sales force for new handset activations, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding. General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Selling, general and administrative expense was 29% of net operating revenues for the second quarter 2006 and 31% for the year-to-date period 2006, compared to 29% for the second quarter 2005 and 30% for the year-to-date period 2005.

Sales and marketing expense increased $697 million or 121% from the second quarter 2005 to the second quarter 2006 and $1,467 million or 123% from the year-to-date period 2005 to the year-to-date period 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005. The remaining increase in selling and marketing expense primarily reflects increased sales and distribution costs to support a larger direct subscriber base and a shift in the compensation of our post-paid third party dealers from a discounted handset-based plan to a commissions-based plan that was implemented in the second quarter 2005.

General and administrative costs increased $635 million or 106% from the second quarter 2005 to the second quarter 2006 and $1,377 million or 115% from the year-to-date period 2005 to the year-to-date period 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005, as well as:

•	an increase in customer care and information technology and billing expenses to support a larger subscriber base in addition to higher outside collection agency fees and an increase in credit card fees as more subscribers submit invoice payments through credit cards; and

•	an increase in bad debt expense resulting from an increase in the number of lower credit quality customers in our subscriber base. Bad debt expense as a percentage of net operating revenues was 1.5% for the second quarter 2006, 1.3% for the second quarter 2005, 1.3% for the year-to-date period 2006 and 1.2% for the year-to-date period 2005. The reserve for bad debt as a percentage of outstanding accounts receivable was 7% as of June 30, 2006 compared to 11% as of June 30, 2005.

These increases were partially offset by:

•	a decrease in PCS Affiliate expense recoveries due to the PCS Affiliate acquisitions starting in the third quarter 2005; and

•	a reduction in our variable incentive-based compensation costs.

We expect certain selling, general and administrative expenses to continue to increase in absolute terms primarily as a result of increased costs to support a growing subscriber base, including costs associated with billing, collection, customer retention and customer care activities. We expect the increase in the costs to support a growing subscriber base will be somewhat offset by reductions in certain other selling, general and administrative expenses as we recognize the benefits of scale as a result of the Sprint-Nextel merger. See “—Forward-Looking Statements.”

Restructuring and Asset Impairment

For the year-to-date period 2006, we recorded $40 million in asset impairment charges. These charges included $22 million in the second quarter primarily related to the abandonment of various assets, including certain cell sites under construction, and $18 million in the first quarter primarily related to software asset impairment and abandonment. We also recorded restructuring charges of $11 million during the second quarter 2006 and $10 million during the first quarter 2006 primarily represented by severance related to our ongoing organizational realignment initiatives.

Additional information regarding our restructuring and asset impairments can be found in note 7 of the Notes to Consolidated Financial Statements.

Depreciation and Amortization Expense

Depreciation expense consists mainly of depreciation of network assets. Amortization expense consists mainly of amortization of customer relationship intangible assets.

Depreciation expense increased $641 million or 100% from the second quarter 2005 to the second quarter 2006 and $1,284 million or 100% from the year-to-date period 2005 to the year-to-date period 2006 primarily due to the Sprint-Nextel merger in the third quarter 2005 and the PCS Affiliate acquisitions during the second half of 2005 and first quarter 2006. Excluding this impact, depreciation expense increased as a result of an increase in cell sites in service and the capitalized costs incurred to modify existing switches and cell sites in existing markets primarily to enhance the capacity of our networks.

Amortization expense increased $954 million from the second quarter 2005 to the second quarter 2006 and $1,889 million from the year-to-date period 2005 to the year-to-date period 2006 primarily related to the amortization of the value of customer contracts acquired in connection with the Sprint-Nextel merger and PCS Affiliate acquisitions.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international voice, data communications using various protocols such as MPLS, IP, ATM, frame relay and managed network services. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks. We also provide services to the cable telephony market through arrangements with cable companies that resell our long distance service, local services such as 911, directory and basic local features, and/or use our back office systems and network assets in support of their local telephone service provided over cable facilities.

	Quarter Ended June 30,				Change
Long distance	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$1,003	61%	$1,054	61%	$(51)	(5)%
Data	366	22%	420	25%	(54)	(13)%
Internet	217	13%	178	10%	39	22%
Other	55	4%	70	4%	(15)	(21)%

Total net operating revenues	1,641	100%	1,722	100%	(81)	(5)%

Operating expenses
Cost of services and products	1,085	66%	1,106	64%	(21)	(2)%
Selling, general and administrative	281	17%	354	20%	(73)	(21)%
Restructuring and asset impairment	7	1%	13	1%	(6)	(46)%
Depreciation	113	7%	117	7%	(4)	(3)%

Total operating expenses	1,486	91%	1,590	92%	(104)	(7)%

Operating income	$155	9%	$132	8%	$23	17%

Capital expenditures	$200		$70		$130

	Year-to-Date June 30,				Change
Long distance	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(dollars in millions)
Net operating revenues
Voice	$2,012	61%	$2,119	62%	$(107)	(5)%
Data	741	22%	832	24%	(91)	(11)%
Internet	442	13%	356	10%	86	24%
Other	115	4%	130	4%	(15)	(12)%

Total net operating revenues	3,310	100%	3,437	100%	(127)	(4)%

Operating expenses
Cost of services and products	2,183	66%	2,175	63%	8	—%
Selling, general and administrative	616	18%	744	22%	(128)	(17)%
Restructuring and asset impairment	17	1%	10	—%	7	70%
Depreciation	235	7%	237	7%	(2)	(1)%

Total operating expenses	3,051	92%	3,166	92%	(115)	(4)%

Operating income	$259	8%	$271	8%	$(12)	(4)%

Capital expenditures	$292		$135		$(157)

Net Operating Revenues

Net operating revenues decreased 5% from the second quarter 2005 to the second quarter 2006 and 4% from the year-to-date period 2005 to the year-to-date period 2006. Lower pricing associated with voice services, the decline in revenues from our unbundled network element platform, or UNE-P, services as we began exiting that market in the first quarter 2006, and migration from legacy data products played a large role in the declines. Partially offsetting these declines were revenues from selling services to the cable companies and increases in IP revenue.

Voice Revenues

Voice revenues decreased 5% from the second quarter 2005 to the second quarter 2006 and 5% from the year-to-date period 2005 to the year-to-date period 2006 primarily as a result of the sale of our UNE-P customers beginning in the first quarter 2006. Additionally, competition from the cable industry and the major local exchange carriers for consumer and small business customers, as well as wireless, e-mail and instant messaging substitution, continue to erode the retail base and drive lower prices per minute, despite a 5% increase in call volume from the second quarter 2005 to the second quarter 2006. These declines were partially offset by an increase in lower-yielding affiliate and wholesale revenue primarily from our relationships with certain cable providers. Voice revenues generated from the provision of services to the Wireless segment represented 17% of total voice revenues for the second quarter 2006 and for the year-to-date period 2006 compared to 15% for the second quarter 2005 and for the year-to-date period 2005.

Data Revenues

Data revenues reflect sales of current-generation data services, including ATM, Managed Network Services, Private Line, and Frame Relay Services. Data revenues decreased 13% from the second quarter 2005 to the second quarter 2006 and 11% from the year-to-date period 2005 to the year-to-date period 2006 primarily related to declines in frame relay and ATM services as customers migrate to IP-based technologies.

Internet Revenues

Internet revenues reflect sales of next-generation IP-based data services, including MPLS. Internet revenues increased 22% from the second quarter 2005 to the second quarter 2006 and 24% from the year-to-date period 2005 to the year-to-date period 2006 primarily due to an increase in dedicated IP revenue as customers migrate from ATM frame relay technologies to next generation MPLS technologies.

Other Revenues

Other revenues decreased 21% from the second quarter 2005 to the second quarter 2006 and 12% from the year-to-date period 2005 to the year-to-date period 2006, primarily due to a higher volume of equipment sales in the second quarter 2005.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased 2% from the second quarter 2005 to the second quarter 2006 but remained flat from the year-to-date period 2005 to the year-to-date period 2006. The decrease in costs relates to the sale of our UNE-P customers that began in the first quarter 2006, somewhat offset by an increase in access volume and rates.

Costs of services and products as a percentage of net operating revenues were 66% for both the second quarter 2006 and the year-to-date period 2006 and 64% for the second quarter 2005 and 63% for the year-to-date period June 30, 2005. Costs of services and products as a percentage of net operating revenues increased due primarily to declining net operating revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 21% from the second quarter 2005 to the second quarter 2006 and 17% from the year-to-date period 2005 to the year-to-date period 2006. This decline was due primarily to decreased selling and marketing activities, continued headcount reductions and aggressive cost savings initiatives, and lower bad debt expenses.

Selling, general and administrative expense includes charges for estimated bad debt expense. Every quarter we reassess our allowance for doubtful accounts using various factors to ensure we are adequately reserved. Accordingly, we reduced the allowance for bad debt for the second quarter 2006, resulting in a credit of $4 million in bad debt expense for the second quarter 2006 but a $2 million expense for the year-to-date period 2006. Bad debt expense as a percentage of net operating revenues was (0.2%) for the second quarter 2006 and 0.1% for the year-to-date period 2006, compared to 0.4% for the second quarter 2005 and 0.8% for the year-to-date period 2005. The reserve for bad debt as a percentage of outstanding accounts receivable was 6% as of June 30, 2006 compared to 11% as of June 30, 2005.

Restructuring and Asset Impairment

During the second quarter 2006 and the year-to-date period 2006, we recorded restructuring charges and an asset impairment of $7 million and $17 million primarily related to our ongoing organizational realignment initiatives. The remaining charges are primarily costs associated with the wind-down of our web hosting service. Activities related to this wind-down are substantially complete; however, we continue to be obligated under facility leases that expire from 2007 through 2014. Additional information regarding our restructuring can be found in note 7 of the Notes to Consolidated Financial Statements.

Depreciation Expense

Depreciation expense decreased 3% from the second quarter 2005 to the second quarter 2006 and 1% from the year-to-date period 2005 to the year-to-date period 2006 due to changes in depreciable rates in addition to certain property, plant and equipment becoming fully depreciated since the second quarter 2005, somewhat offset by new plant assets placed into service since the second quarter 2005.

Nonoperating Items

	Quarter Ended June 30,		Change from Previous Quarter
	2006	2005	Dollars	Percent
Interest expense	$(399)	$(270)	$(129)	48%
Interest income	117	42	75	NM
Equity in losses of unconsolidated subsidiaries	(19)	—	(19)	NM
Other, net	35	15	20	133%
Income tax expense	(155)	(199)	44	(22)%
Discontinued operations, net	79	266	(187)	(70)%
Income available to common shareholders	370	599	(229)	(38)%

	Year-to-Date June 30,		Change from Previous Year
	2006	2005	Dollars	Percent
Interest expense	$(793)	$(559)	$(234)	42%
Interest income	201	71	130	NM
Equity in earnings (losses) of unconsolidated subsidiaries	1	(10)	11	NM
Other, net	91	25	66	NM
Income tax expense	(241)	(330)	89	(27)%
Discontinued operations, net	334	519	(185)	(36)%
Income available to common shareholders	787	1,069	(282)	(26)%

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

	Year-to-Date June 30,
	2006	2005
Effective interest rate on long-term debt	6.6%	7.1%

The effective interest rate includes the effect of interest rate swap agreements. Additional information regarding our interest rate swaps can be found in note 10 of the Notes to Consolidated Financial Statements. Although interest expense increased $129 million in the second quarter 2006 compared to the second quarter 2005 and $234 million in the year-to-date period 2006 compared to the year-to-date period 2005 due to the additional indebtedness assumed in connection with the Sprint-Nextel merger and the PCS Affiliate acquisitions, the effective interest rate on long-term debt decreased in the year-to-date period 2006 from 7.1% to 6.6%. This decrease is primarily due to lower effective interest rates on the assumed Nextel long-term debt. We also commenced a commercial paper program in the second quarter 2006 which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our revolving credit facility. As of June 30, 2006, the average floating rate of interest on the interest rate swaps was 7.9%, while the weighted average coupon on the underlying debt was 7.2%.

Interest Income

Interest income includes dividends received from our investments in equity securities and interest earned on marketable debt securities and cash equivalents. The $75 million increase in interest income from the second quarter 2005 to the second quarter 2006 and the $130 million increase from the year-to-date period 2005 to the year-to-date period 2006 is primarily due to the higher interest rates on the invested cash balances as well as the Sprint-Nextel merger in the third quarter 2005.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

Under the equity method of accounting, we record our proportional share of the earnings or losses of the companies in which we have invested, up to the amount of our investment in the case of losses. We recorded $19 million of net equity in losses of unconsolidated subsidiaries during the second quarter 2006 and $1 million of net equity in earnings of unconsolidated subsidiaries for the year-to-date period 2006, primarily due to our ownership interest in Nextel Partners prior to its acquisition. Net equity in losses of unconsolidated subsidiaries for the year-to-date period 2005 is primarily due to our ownership interest in Virgin Mobile USA.

Other, net

During the second quarter 2006 and the year-to-date period 2006, we recognized $35 million and $91 million of other income, which primarily represented gains on the sale and exchange of certain equity investments and the early extinguishment of debt.

Our derivative transactions are used principally for hedging purposes. However, we entered into a derivative instrument during 2005 that did not qualify for hedge accounting treatment. As a result, all changes in the fair values for this instrument were reflected in our results of continuing operations in the period in which the change occurred. During the year-to-date period 2006, we recognized $23 million of net losses due to the change in fair values of this instrument prior to its termination on March 31, 2006. Additional information regarding our derivative instruments and hedging activities can be found in note 10 of the Notes to Consolidated Financial Statements.

Income Tax Expense

Our consolidated effective tax rates were 34.6% for the year-to-date period 2006 and 37.4% for the year-to-date period 2005. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 13 of the Notes to Consolidated Financial Statements.

As of June 30, 2006, we had within our total valuation allowance $63 million related to separate company state net operating losses incurred by PCS entities during periods they were owned by us. The valuation allowance was provided on these separate company state net operating loss benefits since these entities had no history of taxable income. However, if current trends continue, it is possible that our cumulative historical test will yield sufficient positive evidence later in 2006 that it is more likely than not that we will realize the tax benefit of many of the separate company state net operating losses for which the valuation allowance has been provided. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to start reversing some of the valuation allowance into income as a credit to income tax expense.

Discontinued Operations

On May 17, 2006 we completed the spin-off of Embarq. Prior to the spin-off, Embarq’s results of operations were reported as the Local segment in our financial statements. See note 2 of the Notes to Consolidated Financial Statements for additional information.

Financial Condition

Our consolidated assets were $98.3 billion as of June 30, 2006, which included $60.7 billion of intangible assets, and $102.8 billion as of December 31, 2005, which included $49.3 billion of intangible assets. The decrease in our consolidated assets was due primarily to the spin-off of Embarq, payments of debt and the retirement of our Seventh series redeemable preferred stock, partially offset by several business combinations. Additional information regarding the impact of the spin-off and business combinations on consolidated assets can be found in notes 2 and 3, respectively, of the Notes to Consolidated Financial Statements. See “Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Cash Flows

	Year-to-Date June 30,		Change from Previous Year
	2006	2005	Dollars	Percent
	(dollars in millions)
Cash provided by continuing operating activities	$4,688	$3,952	$736	19%
Cash used in investing activities from continuing operations	$(6,311)	$(663)	$(5,648)	NM
Cash used in financing activities from continuing operations	$(4,034)	$(1,255)	$(2,779)	NM

NM: Not Meaningful

Operating Activities

Net cash provided by continuing operating activities of $4.7 billion in the year-to-date period 2006 increased $736 million from the year-to-date period 2005. Cash received from customers increased by about $9.1 billion, which was partially offset by a $6.7 billion increase in cash paid to suppliers and employees and $1.2 billion of proceeds received in 2005 for the communications towers lease transaction. These increases were primarily the result of the operations of Nextel being included with our operations beginning on August 12, 2005, as well as continued growth in the Wireless customer base, partially offset by merger-related costs.

Investing Activities

Net cash used in investing activities from continuing operations totaled $6.3 billion for the year-to-date period 2006 compared to $0.7 billion for the year-to-date period 2005. Capital expenditures, which accounted for $2.9 billion of our investing activities for the year-to-date period 2006, increased from $1.3 billion for the year-to-date period 2005 due primarily to the Sprint-Nextel merger as well as higher spending related to our Wireless segment. We invested in our Wireless segment primarily to maintain and enhance network reliability and upgrade capabilities for providing new products and services, including the deployment of EV-DO technology, as well as to maintain iDEN network reliability as we fulfill our obligations under the FCC Report and Order and meet capacity demands. We invested in our Long Distance segment to maintain network reliability, upgrade capabilities for providing new products and services and meet capacity demands.

Investing activities include $1.8 billion received from Embarq at the time it was spun-off net of cash contributed and proceeds from the sale of Embarq notes of $4.4 billion. Investing activities also reflect $3.2 billion of net cash paid to acquire Alamosa Holdings, $66 million of net cash paid to acquire Enterprise Communications, $144 million of net cash paid to acquire Velocita Wireless, $985 million placed in escrow to fund the acquisition of UbiquiTel in July 2006, and $6.4 billion of net cash paid to acquire Nextel Partners. Additionally, investing activities include proceeds from the sale of assets, including the sale of shares of NII Holdings common stock in the first quarter 2006.

Financing Activities

Net cash used in financing activities from continuing operations totaled $4.0 billion for the year-to-date period 2006 compared to $1.3 billion for the year-to-date period 2005. Debt-related financing activities for 2006 consisted of the retirement of our $3.2 billion term loan on May 19, 2006 and retirement of $1.3 billion of senior notes and capital lease obligations offset by net proceeds of $514 million from commercial paper issuances. Financing activities for the year-to-date period 2006 also included the use of cash to retire our Seventh series redeemable preferred stock for $247 million. During the year-to-date period, we received $326 million in proceeds from common stock issuances, primarily resulting from exercises of employee stock options.

We paid cash dividends of $150 million for the year-to-date period 2006 compared to $373 million for the year-to-date period 2005. The decrease in cash dividends paid is due to a decrease in the dividend rate from $0.125 per common share per quarter in the year-to-date period 2005 to $0.025 per common share per quarter in the year-to-date period 2006. This was partially offset by an increase in the number of shares of common stock outstanding in the year-to-date period 2006 compared to the year-to-date period 2005, primarily as a result of the Sprint-Nextel merger.

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our networks;

•	capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks, including our plans to build a new broadband wireless network;

•	scheduled interest and principal payments related to our debt and any purchases or redemptions of our debt securities;

•	dividend payments as declared by our board of directors, which we plan to continue, and purchases of our common stock pursuant to our share repurchase program;

•	amounts required to be expended in connection with the FCC Report and Order, and other potential investments in new business opportunities and spectrum purchases;

•	potential costs of compliance with regulatory mandates, including E911; and

•	other general corporate expenditures.

Liquidity

As of June 30, 2006, our cash and cash equivalents and marketable securities totaled $4.3 billion. In addition, we had $1.1 billion of restricted cash used to fund the acquisition of UbiquiTel on July 1, 2006 and to fund the retirement of certain acquired debt of Nextel Partners.

We have a five-year $6.0 billion revolving credit facility which represents our total committed financing capacity under this facility. This credit facility provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on the parent company’s credit ratings. There is no rating trigger that would allow the lenders involved to terminate this facility in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is also backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of June 30, 2006, we had $514 million of commercial paper.

As of June 30, 2006, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the FCC Report and Order, outstanding under our $6.0 billion revolving credit facility. These letters of credit reduce the availability under the revolving credit facility by an equivalent amount. As a result of the letters of credit and the outstanding commercial paper, we had about $2.9 billion of borrowing capacity available under our revolving credit facility. In addition, we had $67 million of general letters of credit outstanding.

As of June 30, 2006, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs from outside sources is ultimately impacted by the overall capacity and terms of the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital cost structure.

As of June 30, 2006, we had working capital of $1.8 billion compared to $5.0 billion as of December 31, 2005. In addition to cash, cash equivalents and marketable securities, our working capital consists of accounts receivable, handset and accessory inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and the current portion of long-term debt and capital lease obligations. The decrease in working capital is primarily due to the utilization of cash to fund our 2006 acquisitions, the impact on working capital of the spin-off of Embarq, debt payments and the retirement of our Seventh series redeemable preferred stock.

Future Contractual Obligations

In addition to the future contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as amended, the following is a discussion of additional contractual obligations.

We currently estimate the total minimum cash obligation for the Report and Order to be about $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the Transition Administrator under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire rebanding process. Because the final reconciliation and audit of the entire rebanding obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the Transition Administrator and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity with our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. Since the inception of the program through June 30, 2006, we estimate that we had incurred $524 million of costs directly attributable to the reconfiguration program. This amount does not include any network costs that we have preliminarily allocated to the reconfiguration program.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities. We do have bankruptcy-remote entities that are included in our accompanying consolidated financial statements.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents, and marketable debt securities on hand; and/or

•	cash available under our existing credit facility and our commercial paper program.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures, including funding required in connection with the deployment of next generation technologies and our next generation broadband wireless network;

•	anticipated payments under the FCC Report and Order;

•	declared and anticipated dividend payments, scheduled debt service requirements and purchases of our common stock pursuant to our share repurchase program;

•	merger and integration costs associated with the Sprint-Nextel merger and the acquisitions of the PCS Affiliates and Nextel Partners; and

•	other future contractual obligations.

If there are material changes in our business plans, or currently prevailing or anticipated economic conditions in any of our markets or competitive practices in the mobile wireless communications industry, or if other presently unexpected circumstances arise that have a material effect on our cash flow or profitability, anticipated cash needs could change significantly.

The conclusion that we expect to meet our funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or new spectrum acquisition strategies;

•	potential material purchases or redemptions of our outstanding debt and equity securities for cash, other than as contemplated by the share purchase program; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to E911 service.

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand and borrowings available under our existing credit facility and our commercial paper program. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets;

•	the market prices of our securities; and

•	tax law restrictions related to the spin-off of Embarq that may limit our ability to raise capital from the sale of our equity securities.

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital.

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, as amended.

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

Cash Flow Hedges

We enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed-rate. As of June 30, 2006, we had no outstanding interest rate cash flow hedges.

Fair Value Hedges

We enter into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert our fixed-rate debt to a floating-rate by receiving fixed-rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of June 30, 2006, we had outstanding interest rate swap agreements that were designated as fair value hedges.

About 83% of our debt as of June 30, 2006 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of June 30, 2006, we held interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as fair value hedges for a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes. On June 30, 2006, the rate we would pay averaged 7.9% and the rate we would receive was 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $31 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules as all of the critical terms of the swaps perfectly matched the corresponding terms of the hedged debt; therefore, there was no impact to earnings for any fair value fluctuations.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $23 million on our statements of operations and cash flows as of June 30, 2006. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $644 million increase in the fair market value of our debt to $24.7 billion. This analysis includes the hedged debt.

Foreign Currency Risk

We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $6 million and net foreign currency receivables from international operations was $24 million as of June 30, 2006. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $2 million.

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

We entered into a series of option contracts associated with our investment in NII Holdings in order to hedge the price risk associated with this security. Changes in the market price will affect the fair value of our investment in NII Holdings and the associated option contracts; however, we will not recognize such gains or losses until the investment is sold and the option contracts are settled in December 2006. See note 10 of the Notes to Consolidated Financial Statements for further details about these derivative instruments.

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

In connection with the preparation of this Form 10-Q as of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2006 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the three months ended June 30, 2006, certain changes were made to processes to accommodate the implementation of our separation and distribution agreement related to the spin-off of the local business. Neither those nor any other changes have materially affected, or are reasonably likely to materially affect, Sprint Nextel’s internal control over financial reporting.

Part II. – Other Information

Item 1.  Legal Proceedings

Litigation, Claims and Assessments

We are involved in certain legal proceedings that are described in note 14 of the Notes to the Consolidated Financial Statements included in this report. During the quarter ended June 30, 2006, there were no material developments in the status of these legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2006, we issued to one of our directors and certain of our executive officers an aggregate of 993 restricted stock units relating to shares of our common stock, Series 1. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to this director and these officers in 2003. Each restricted stock unit represents the right to one share of common stock, Series 1, once the unit vests. The restricted stock units are scheduled to vest in 2006 and 2007. Delivery of the shares may be delayed under certain circumstances.

Neither these restricted stock units, nor the common stock issuable once the units vest, were registered under the Securities Act of 1933, or Securities Act. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30 common stock, Series 1	191,701	$25.95	—	—
May 1 through May 31 common stock, Series 1	730	$24.73	—	—
June 1 through June 30 common stock, Series 1	914	$21.19	—	—

Total	193,345	$25.92	—	—

(1)	Acquisitions of equity securities during the second quarter 2006 were pursuant to the terms of our equity compensation plans: the Management Incentive Stock Option Plan, the 1997 Long-Term Stock Incentive Program, and the Nextel Incentive Equity Plan; and the terms of the equity-based awards made under those plans. Acquisitions consist of the following: the forfeiture of restricted stock; the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the vesting of restricted stock; the delivery of previously owned shares by the grantee to pay the exercise price of options; and the delivery of previously owned shares by the grantee to pay additional income tax withholding on (i) the vesting of restricted stock, (ii) the delivery of shares underlying restricted stock units and deferred shares, and (iii) the exercise of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units and deferred shares since only the net shares are issued.

(2)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for the exercise price of options is the market price of the stock on the date of the exercise of the option. The purchase price of a share of stock used for tax withholding is the market price of the stock on the trading date immediately preceding the date of vesting if restricted stock and immediately preceding the delivery date of the underlying stock if restricted stock units, or the market price of the stock on the date of the exercise if an option exercise.

(3)	On August 3, 2006, we announced that we have been authorized by our board of directors to repurchase up to $6.0 billion of our common stock over the next 18 months through open market purchases.

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

Item 3.  Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2006.

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

The following votes were cast with respect to a shareholder proposal requesting our board to take the necessary steps to provide for cumulative voting in the election of directors:

For	954,844,576
Against	1,118,692,491
Abstain	150,498,105
Broker Non-Votes	298,942,329

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	The following exhibits are filed as part of this report:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation dated as of May 1, 2006 (filed as Exhibit 2.1 to Amendment No. 4 to the Form 10 of Embarq Corporation (File No. 001-32732) filed May 2, 2006 and incorporated herein by reference).*

(3)	Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(4)	Instruments Defining the Rights of Sprint Nextel Security Holders:

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Shareholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3.2.

4.3.1	Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Nextel’s Registration Statement on Form 8-A relating to Sprint’s Rights, filed April 12, 2004, and incorporated herein by reference).

4.3.2	Amendment to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of June 17, 2005 and effective August 12, 2005 (filed as Exhibit 4(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

10.1	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for fiscal year 2006 for non-employee directors of Sprint Nextel (filed as Exhibit 10.1 to Sprint Nextel’s Current Report of Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.2	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for fiscal year 2006 for Timothy M. Donahue (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.3	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for fiscal year 2006 for Gary D. Forsee and Len J. Lauer (filed as

Exhibit 10.3 to Sprint Nextel’s Current Report on Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.4	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for fiscal year 2006 for the other executive officers with Nextel employment agreements (filed as Exhibit 10.4 to Sprint Nextel’s Current Report on Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.5	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for fiscal year 2006 for other executive officers (filed as Exhibit 10.5 to Sprint Nextel’s Current Report on Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.6	Form of Award Agreement for Restricted Stock Units Award under 1997 Long-Term Stock Incentive Program for Richard T.C. LeFave (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.7	Sprint Nextel Deferred Compensation Plan, amended and restated effective May 17, 2006.

10.8	Summary of Amendments to Sprint Executive Deferred Compensation Plan, Director’s Deferred Fee Plan and Centel Directors Deferred Compensation Plan.

10.9	Certain Benefits and Fees for Named Executive Officers and Directors.

10.10	Embarq Corporation 2006 Equity Incentive Plan (filed as Exhibit 10.13 to Amendment No. 4 to the form 10 of Embarq Corporation (File No. 002-327320 filed May 2, 2006 and incorporated herein by reference).

10.11	Summary of Director Communications Benefit (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.12	First Amendment to the Employment Agreement of Barry J. West, dated July 25, 2006 (filed as Exhibit 10.3 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

(15)	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 9, 2006