Form 10-K/A
period 2005-12-31
SPRINT NEXTEL CORP
filed 2006-10-10
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

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

EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 with the Securities and Exchange Commission (“SEC”) on March 7, 2006, and amended it on March 31, 2006 to include a new note 26 in the Notes to the Consolidated Financial Statements. We are filing this Form 10-K/A2 to amend Part III, Item 13 of our Annual Report on Form 10-K to include information regarding certain transactions with the brother-in-law of Timothy M. Donahue, our Chairman.

In connection with the filing of this annual report on Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Exchange Act, we are including currently dated certifications. This Form 10-K/A2 does not reflect events occurring after the filing of our annual report on Form 10-K on March 7, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

Item 13. Certain Relationships and Related Transactions

Mr. Hance, one of our outside directors who was determined by the board to be independent, was elected to the board on February 8, 2005 from a group of candidates presented to the board by the Nominating and Corporate Governance Committee’s independent search firm. Mr. Hance was a Vice Chairman of Bank of America Corporation until January 31, 2005. Bank of America Corporation is a financial services holding company, and in 2004 its investment banking subsidiary was retained to act as a co-advisor to us in connection with our February 2005 agreement to lease certain of our wireless communications towers to Global Signal Inc. for approximately $1.2 billion in cash at the time of closing, with our commitment to sublease space on a substantial portion of those towers for a minimum of ten years. Bank of America Corporation is also a lender under our credit facilities. Bank of America Corporation also provides typical commercial banking services to us and our subsidiaries. The services are provided on bases consistent with normal investment or commercial banking practices, on substantially the same terms as those prevailing at the time for comparable advisory roles, and the engagement was entered into in the ordinary course of business. Mr. Hance had no personal involvement with our engagement of Bank of America Corporation to provide these services or Bank of America Corporation’s provision of these services. The total fees paid by us to Bank of America Corporation for investment and commercial banking services in 2004 and 2005 and proposed to be paid in 2006 are significantly less than 0.1% of Bank of America Corporation’s gross revenues for fiscal year 2005.

Mr. Drendel, one of our outside directors who was determined by the board to be non-independent, is the Chairman and Chief Executive Officer of CommScope, Inc. We paid CommScope approximately $36 million in 2005 for cables, network switches, private branch exchanges and related equipment and services. We had approximately $3 million payable to CommScope at December 31, 2005.

Glenn Grella, the brother-in-law of Mr. Donahue, our Chairman, owns two companies, North American Wireless and The Customer Center, each of which is an authorized dealer of ours. In 2005, we paid commissions to these companies of about $18 million in the aggregate, and received payments of about $14 million in the aggregate for equipment purchases from them.

We engage a relocation company that, among other things, offers to purchase, based on two appraisals by third parties, the former residences of executive and professional level employees to facilitate relocations made at our request. If the employee accepts the offer, the relocation company markets and sells the former residence on our behalf, and we receive any gain on the sale or reimburse the relocation company for any loss. If a buyer is identified before the employee accepts the offer, and the price equals or exceeds the relocation company’s offer, then the relocation company purchases the home from the employee and resells it to the identified buyer at that price. We are also responsible for costs associated with the maintenance and sale of the residence, including payment of a service fee to the relocation company. As an incentive for employees to assist in identifying buyers, thereby reducing the risk or potential costs associated with taking a home into inventory, we had a long-standing policy of paying the employee an amount equal to 2% of the sale price of the residence if the employee (i) reaches an agreement with a buyer before accepting the relocation company’s offer, and (ii) the agreed price equals or exceeds the relocation company’s offer.

In June 2005, Mr. Hesse relocated to the Kansas City area in connection with his employment with us. The relocation company purchased his former residence for $2,140,000 and resold the residence for the same amount, which exceeded the relocation company’s offer. We reimbursed the relocation company approximately $224,000 for the brokerage, closing and other costs related to the sale of the home. Mr. Hesse received the incentive amount equal to 2% of the sale price.

For more information on amounts paid in connection with Mr. Hesse’s relocation, as well as amounts paid in connection with a relocation by Mr. Forsee at our request from Kansas City to the Reston, Virginia area, see “Executive Compensation—Summary Compensation Table,” including footnotes (3) and (6) of our definitive proxy statement filed with the SEC on March 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By	/s/ Gary D. Forsee
Gary D. Forsee Chief Executive Officer

Date: October 10, 2006