Form 10-Q
period 2006-09-30
SPRINT NEXTEL CORP
filed 2006-11-09
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT OCTOBER 31, 2006:

VOTING COMMON SHARES
Series 1	2,777,478,227
Series 2	79,831,333
NON-VOTING COMMON SHARES	37,594,109

SPRINT NEXTEL CORPORATION

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

Unaudited

	Quarter Ended September 30,		Year-to-Date September 30,
	2006	2005	2006	2005
Net operating revenues	$10,496	$7,825	$30,584	$18,997

Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,201	3,281	12,245	8,337
Selling, general and administrative	3,038	2,532	9,108	5,732
Severance, lease exit costs and asset impairments	50	37	128	68
Depreciation	1,460	1,027	4,264	2,549
Amortization	1,080	460	2,976	467

	9,829	7,337	28,721	17,153

Operating income	667	488	1,863	1,844

Other income (expense)
Interest expense	(381)	(337)	(1,174)	(896)
Interest income	74	71	275	142
Equity in (losses) earnings of unconsolidated investees, net	(2)	124	(1)	114
Other, net	(1)	42	90	67

Income from continuing operations before income taxes	357	388	1,053	1,271
Income tax expense	(110)	(125)	(351)	(455)

Income from continuing operations	247	263	702	816
Discontinued operations, net	—	253	334	772

Net income	247	516	1,036	1,588
Preferred shares dividends	—	(2)	(2)	(5)

Income available to common shareholders	$247	$514	$1,034	$1,583

Basic earnings per common share
Continuing operations	$0.08	$0.12	$0.24	$0.47
Discontinued operations	—	0.11	0.11	0.45

Total	$0.08	$0.23	$0.35	$0.92

Basic weighted average common shares outstanding	2,956	2,218	2,968	1,725

Diluted earnings per common share
Continuing operations	$0.08	$0.12	$0.24	$0.46
Discontinued operations	—	0.11	0.11	0.45

Total	$0.08	$0.23	$0.35	$0.91

Diluted weighted average common shares outstanding	2,969	2,242	2,988	1,745

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

	2006	2005
	(unaudited)
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$1,482	$8,903
Marketable securities	626	1,763
Accounts receivable, net of allowance for doubtful accounts of $355 and $319	4,500	4,166
Inventories	982	776
Deferred tax assets	1,181	1,789
Prepaid expenses and other current assets	740	779
Current assets of discontinued operations	—	916

Total current assets	9,511	19,092
Investments	187	2,543
Property, plant and equipment, net of accumulated depreciation of $15,270 and $12,746	24,818	23,329
Intangible assets
Goodwill	30,888	21,288
FCC licenses	19,599	18,023
Customer relationships, net	8,058	8,651
Other intangible assets, net	2,449	1,345
Other assets	648	632
Non-current assets of discontinued operations	—	7,857

	$96,158	$102,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,315	$3,562
Accrued expenses and other	4,547	4,622
Current portion of long-term debt and capital lease obligations	2,318	5,045
Current liabilities of discontinued operations	—	822

Total current liabilities	10,180	14,051
Long-term debt and capital lease obligations	19,643	19,969
Deferred income taxes	10,276	10,405
Postretirement and other benefit obligations	497	1,385
Other liabilities	2,747	2,753
Non-current liabilities of discontinued operations	—	2,013

Total liabilities	43,343	50,576

Commitments and contingencies

Seventh series redeemable preferred shares	—	247

Shareholders’ equity
Common shares
Voting, par value $2.00 per share, 6.500 billion shares authorized, 2.951 billion shares issued and 2.862 billion shares outstanding and 2.923 billion shares issued and outstanding	5,902	5,846
Non-voting, par value $0.01 per share, 100 million shares authorized, 38 million shares issued and outstanding	—	—
Paid-in capital	47,260	46,136
Retained earnings	1,422	681
Treasury shares, at cost	(1,505)	—
Accumulated other comprehensive loss	(264)	(726)

Total shareholders’ equity	52,815	51,937

	$96,158	$102,760

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year-to-Date September 30, 2006 and 2005

(in millions)

Unaudited

	2006	2005
Cash flows from operating activities
Net income	$1,036	$1,588
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(334)	(772)
Provision for losses on accounts receivable	442	261
Depreciation and amortization	7,240	3,016
Deferred income taxes	233	714
Share-based compensation expense	258	144
Other, net	(56)	10
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(232)	10
Inventories and other current assets	(86)	(331)
Accounts payable and other current liabilities	(837)	(464)
Increase in communications towers lease liability	—	1,195
Non-current assets and liabilities, net	(72)	(155)

Net cash provided by continuing operations	7,592	5,216
Net cash provided by discontinued operations	903	1,597

Net cash provided by operating activities	8,495	6,813

Cash flows from investing activities
Capital expenditures	(5,145)	(2,908)
Expenditures relating to FCC licenses and other intangibles	(637)	(32)
Proceeds from spin-off of local communications business, net	1,821	—
Proceeds from sale of Embarq notes	4,447	—
Cash acquired in Nextel merger, net of cash paid	—	1,183
Purchase of PCS Affiliates, Nextel Partners and Velocita, net of cash acquired	(10,483)	(949)
Purchases of marketable securities	(523)	—
Proceeds from maturities and sales of marketable securities	1,651	49
Proceeds from sales of assets and investments	216	597
Distributions from unconsolidated investees, net	—	181
Other, net	93	7

Net cash used in investing activities	(8,560)	(1,872)

Cash flows from financing activities
Retirement of bank credit facilities	(3,700)	—
Retirement of redeemable preferred shares	(247)	—
Purchase and retirements of debt	(2,560)	(1,139)
Purchase of treasury shares	(1,523)	—
Net issuances and maturities of commercial paper	514	—
Proceeds from issuance of common shares	372	293
Dividends paid	(224)	(448)
Other, net	12	5

Net cash used in financing activities	(7,356)	(1,289)

Net (decrease) increase in cash and cash equivalents	(7,421)	3,652
Cash and cash equivalents, beginning of period	8,903	4,176

Cash and cash equivalents, end of period	$1,482	$7,828

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Year-to-Date September 30, 2006

(in millions)

Unaudited

	Voting Common Shares		Non-Voting Common Shares		Paid-in Capital	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, January 1, 2006	2,923	$5,846	38	$—	$46,136	$681	—	$—	$(726)	$51,937
Net income						1,036				1,036
Common shares dividends						(293)				(293)
Preferred shares dividends						(2)				(2)
Common shares issued, net	28	56			330		(2)	18		404
Purchase of treasury shares							91	(1,523)		(1,523)
Share-based compensation expense					258					258
Accelerated vesting of Nextel share-based awards					50					50
Spin-off of local communications business					464				452	916
Other, net					22				10	32

Balance, September 30, 2006	2,951	$5,902	38	$—	$47,260	$1,422	89	$(1,505)	$(264)	$52,815

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared according to accounting principles generally accepted in the United States have been condensed or omitted. As a result, you should read these consolidated financial statements along with the consolidated financial statements and notes contained in our current report on Form 8-K filed on September 18, 2006, which reflect the presentation of our local communications business as discontinued operations. You should also read our annual report on Form 10-K for the year ended December 31, 2005, as amended, and our subsequent quarterly reports on Form 10-Q. Operating results for the interim periods should not be viewed as representative of results that may be expected for the year ending December 31, 2006.

Note 1.    Summary of Operations, Consolidation Policies and Other Information

Summary of Operations

We are a global communications company offering a comprehensive suite of wireless and long distance wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and small to mid-sized businesses, and large enterprises and government customers. We conduct our operations through two lines of business: Wireless and Long Distance. We offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, in part through commercial affiliation arrangements between us and third-party affiliates, each referred to as a PCS Affiliate. We, together with the four remaining PCS Affiliates, provide wireless code division multiple access, or CDMA, based personal communications services, or PCS, under the Sprint® brand name. The PCS Affiliates offer digital wireless service in certain mid-sized and tertiary United States markets on wireless networks built and operated at their expense, in most instances using spectrum licensed and controlled by us. We also offer digital wireless services under the Nextel and Boost brand names using integrated Digital Enhanced Network, or iDEN, technology.

Our operations include the results of several companies acquired during 2006 and 2005, including Nextel Communications, Inc., beginning as of the date that each respective company was acquired. Accordingly, these transactions affect the comparability of our reported results with those reported for prior periods. See note 3 for additional information regarding these transactions.

On May 17, 2006, we completed the spin-off of the local communications business, now known as Embarq Corporation, which consists primarily of the business that we had reported as the Local segment in our consolidated financial statements in prior periods. The results of operations, balance sheets and cash flows from continuing operations of this business are presented as discontinued operations for all periods presented. The footnotes accompanying these financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to the Local segment. See note 2 for additional information.

Consolidation Policies, Estimates and Reclassifications

The accompanying consolidated financial statements include our accounts, those of our wholly owned subsidiaries, and subsidiaries we control, as well as variable interest entities of which we are deemed to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated investees over which we have the ability to exercise significant influence over operating and financial policies but do not

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

control. We recognize all changes in our proportionate share of the unconsolidated investees’ equity resulting from their equity transactions as adjustments to our investment and shareholders’ equity balances.

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

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Supplemental Cash Flows Information

	Year-to-Date September 30,
	2006	2005
	(in millions)
Interest paid, net of capitalized interest	$1,255	$849
Interest received	278	142
Income taxes paid	254	44

Concentration of Risk

We rely on Motorola, Inc. to provide us with technology improvements designed to expand our iDEN®-based wireless services, including improvements designed to increase voice capacity and improve our iDEN-based services. Motorola provides all of the iDEN infrastructure equipment used in our iDEN network, and substantially all iDEN handsets. Motorola is and is expected to continue to be our sole source supplier of iDEN infrastructure and iDEN handsets, except primarily for BlackBerry® devices, which are manufactured by Research in Motion, or RIM. Further, our ability to timely and efficiently implement the Report and Order of the Federal Communications Commission, or FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 megahertz, or MHz, band, is dependent, in part, on Motorola.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires employers to recognize the funded status of defined-benefit pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status that arise during the period in other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. This statement will become effective for our annual reporting period ending December 31, 2006. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. SAB No. 108 requires registrants to consider the effects of all carry over and reversals of prior year misstatements when quantifying errors in current year financial statements. SAB No. 108 allows registrants to record the effects of

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

adopting the guidance as a cumulative effect adjustment; however, SAB No. 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The adoption of this SAB will not have a material effect on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We are in the process of evaluating the impact of this issue on our consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF Issue No. 06-3 is effective for our quarterly reporting period ending March 31, 2007. We are in the process of determining the impact of this issue on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our quarterly reporting period ending March 31, 2007. We are in the process of determining the impact of the adoption of this Interpretation on our consolidated financial statements.

Share Repurchase Program

On July 25, 2006, our board of directors authorized the purchase of up to $6.0 billion of our common shares through open market purchases. This authorization will expire upon the earlier of the full repurchase of the authorized shares or during the first quarter 2008. The number of shares purchased and the timing of any purchases will vary throughout the purchase period. As of September 30, 2006, we had repurchased 91 million of our common shares for $1.5 billion at an average price of $16.72 per share.

Dividends

On September 25, 2006, our board of directors declared a dividend of $0.025 per share on our common shares, payable on December 29, 2006 to shareholders of record at the close of business on December 8, 2006. In

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

addition, on July 25, 2006, our board of directors declared a dividend of $0.025 per share on our common shares payable to shareholders of record at the close of business on September 8, 2006. The dividend was paid on September 29, 2006. We also paid a dividend of $0.025 per share on our common shares in the first and second quarters 2006.

Note 2.    Discontinued Operations

On May 1, 2006, we entered into a separation and distribution agreement with Embarq, which at the time was a wholly-owned subsidiary of ours, and, on May 17, 2006, we completed the spin-off of Embarq. Embarq offers regulated local communications services as an incumbent local exchange carrier. Embarq provides a suite of communications services, consisting of local and long distance voice and data services, including high-speed Internet access. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and as permitted by SFAS No. 95, Statement of Cash Flows, the results of operations, balance sheets and cash flows from continuing operations of this business are presented as discontinued operations for all periods presented.

In the spin-off, we distributed pro rata to our shareholders one Embarq common share for every 20 shares of our voting and non-voting common shares, or about 149 million Embarq common shares. Cash was paid for fractional shares. The distribution of Embarq common shares is considered a tax free transaction for us and for our shareholders, except cash payments made in lieu of fractional shares, which are generally taxable.

At the time of the spin-off, all outstanding options to purchase our common shares held by employees of Embarq were cancelled and replaced with options to purchase Embarq common shares. Outstanding options to purchase our common shares held by our directors and employees who remained with us were adjusted by multiplying the number of shares subject to the options by 1.0955 and dividing the exercise price by the same number in order to account for the impact of the spin-off on the value of our shares at the time the spin-off was completed.

Generally, restricted stock units awarded pursuant to our equity incentive plans and held by our employees at the time of the spin-off (including those held by those of our employees who became employees of Embarq) were treated in a manner similar to the treatment of our outstanding common shares in the spin-off. Holders of these restricted stock units received one Embarq restricted stock unit for every twenty restricted stock units held. Outstanding deferred shares granted under the Nextel Incentive Equity Plan, which represent the right to receive our common shares, were adjusted by multiplying the number of deferred shares by 1.0955. Cash was paid to the holders of deferred shares in lieu of fractional shares.

As part of the spin-off, Embarq transferred to our parent company $2.1 billion in cash and about $4.5 billion of Embarq senior notes in partial consideration for, and as a condition to, our transfer to Embarq of the local communications business. Embarq also retained about $665 million in debt obligations of its subsidiaries. The cash and senior notes were transferred by our parent company to our finance subsidiary, Sprint Capital Corporation, in satisfaction of indebtedness owed by our parent company to Sprint Capital. On May 19, 2006, Sprint Capital sold the Embarq senior notes to the public, receiving about $4.4 billion in net proceeds.

In connection with the spin-off, we incurred $123 million of net costs for the year-to-date period 2006, which have been classified as discontinued operations. These costs included broker fees and transition costs. Also included in discontinued operations is $43 million in gains, net of tax, realized from the change in fair value of certain hedges that were entered into in anticipation of the issuance by Embarq of the senior notes.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The separation and distribution agreement and related agreements with Embarq provide that generally each party will be responsible for its respective assets, liabilities and businesses following the spin-off and that we and Embarq will provide each other with certain transition services relating to our respective businesses for specified periods at cost-based prices. The transition services primarily include billing, field support, information technology and real estate services.

We also entered into agreements pursuant to which we and Embarq will provide each other with specified services at commercial rates. Further, the agreements provide for a settlement process surrounding the transfer of certain assets and liabilities. It is possible that adjustments will occur in future periods as these matters are settled.

The results of operations of the local communications business prior to the spin-off on May 17, 2006 and other amounts related to discontinued operations were as follows:

	Quarter Ended September 30, 2005	Year-to-Date September 30,
		2006(1)	2005
	(in millions)
Net revenue	$1,601	$2,503	$4,650
Income before income taxes	422	568	1,271
Income tax expense	169	234	499
Net income	253	334	772

(1)	Includes results only through May 17, 2006.

The discontinued operations’ assets and liabilities as reported as of December 31, 2005 were as follows:

December 31, 2005
(in millions)
Current assets	$916

Investments	6
Property, plant and equipment	7,804
Intangible assets, net	27
Other assets	20

Total non-current assets	7,857

Current liabilities	822

Long-term debt and capital lease obligations	663
Deferred income taxes	1,282
Other liabilities	68

Total non-current liabilities	2,013

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3.    Business Combinations

We have recently made various acquisitions of companies and have accounted for these acquisitions in our Wireless segment under the purchase method as required by SFAS No. 141, Business Combinations. SFAS No. 141 requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the respective acquisition dates. The allocation process requires an analysis of intangible assets, such as FCC licenses, customer relationships and rights under affiliation agreements that we reacquired in connection with acquisitions of the PCS Affiliates and Nextel Partners Inc., acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates.

During 2006, we acquired several PCS Affiliates, as well as Nextel Partners. We believe the acquisition of the PCS Affiliates and Nextel Partners will give us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage, which include a number of markets with favorable growth and competitive characteristics. During the same period, we also acquired Velocita Wireless Holdings Corporation, primarily to increase our licenses to use spectrum in the 900 MHz spectrum band.

2006 PCS Affiliate Acquisitions

Enterprise Communications Partnership

On January 31, 2006, we acquired Enterprise Communications for a purchase price of $77 million in cash. As of September 30, 2006, the preliminary allocation of the purchase price included the following: $45 million to goodwill, $21 million to customer relationships, and $19 million to reacquired rights. As part of the acquisition, we also assumed $31 million in long-term debt, which we retired on the date of acquisition.

Alamosa Holdings, Inc.

On February 1, 2006, we acquired Alamosa Holdings for a purchase price of $3.4 billion in cash. As of September 30, 2006, the preliminary allocation of the purchase price included the following: $2.8 billion to goodwill, $821 million to customer relationships, and $572 million to reacquired rights. As part of the acquisition, we also assumed $1.2 billion in senior notes and other long-term debt.

UbiquiTel Inc.

On July 1, 2006, we acquired UbiquiTel for a purchase price of $985 million in cash. As of September 30, 2006, the preliminary allocation of the purchase price included the following: $846 million to goodwill, $191 million to customer relationships, and $177 million to reacquired rights. As part of the acquisition, we also assumed $460 million in senior notes and other long-term debt.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other 2006 Acquisitions

Nextel Partners, Inc.

Prior to June 26, 2006, we held about 28% of the common equity interests in Nextel Partners at a carrying value of $2.4 billion. On June 26, 2006, we acquired the remaining 72% of Nextel Partners pursuant to the put rights held by the Nextel Partners’ shareholders, other than us, that were triggered by the Sprint-Nextel merger for a purchase price of $6.4 billion in cash. As of September 30, 2006, the preliminary allocation of the purchase price and the investment we already held included the following: $6.0 billion to goodwill, $1.3 billion to customer relationships, $903 million in FCC licenses, and $100 million to reacquired rights. As part of the acquisition, we also assumed $1.2 billion in long-term debt and capital lease obligations. As a result of this acquisition, our investments from December 31, 2005 were subsequently reduced by $2.4 billion.

Velocita Wireless Holding Corporation

On February 21, 2006, we acquired 94% of the voting shares of Velocita Wireless for $157 million in cash and in May 2006, we acquired the remaining 6% for an additional $7 million in cash, resulting in a purchase price of $164 million. Velocita Wireless owns and operates a nationwide digital packet-switched wireless data network in the 900 MHz frequency band. As of September 30, 2006, the purchase price has been principally allocated to FCC licenses.

We have preliminarily allocated the purchase prices of these 2006 acquisitions as follows:

As of September 30, 2006
(in millions)
Goodwill	$9,648
FCC licenses	1,137
Reacquired rights	868
Customer relationships	2,317
Property, plant and equipment	1,677
Other assets	1,684
Long-term debt	(2,817)
Other liabilities	(1,088)

Net assets acquired	$13,426

We are in the process of completing our valuation of the assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of these PCS Affiliates, Nextel Partners and Velocita Wireless. See note 5 for information regarding intangible assets acquired with these 2006 acquisitions.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2005 PCS Affiliate Acquisitions

In the second half of 2005, we acquired three PCS Affiliates: US Unwired Inc., Gulf Coast Wireless Limited Partnership and IWO Holdings, Inc. Changes to the initial purchase price allocations for these PCS Affiliates have occurred based on further analysis and valuations of certain assets and liabilities, and are summarized in the table below along with the respective total fair value amounts.

	As of December 31, 2005	Adjustments	As of September 30, 2006
	(in millions)
Goodwill	$1,341	$(203)	$1,138
Reacquired rights	—	354	354
Customer relationships	418	(79)	339
Property, plant and equipment	328	55	383
Other assets	194	3	197
Long-term debt	(703)	—	(703)
Other liabilities	(63)	(120)	(183)

Net assets acquired	$1,515	$10	$1,525

For the year-to-date period 2006, a net decrease was made to goodwill in the amount of $203 million, primarily due to adjustments to the fair value of reacquired rights, customer relationships and property, plant and equipment, as well as adjustments to liabilities in connection with the PCS Affiliate acquisitions, which include costs associated with the termination of contracts and exit activities. We are still in the process of finalizing our valuation of IWO Holdings’ assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for these acquired assets and assumed liabilities.

Sprint-Nextel Merger

On August 12, 2005, a subsidiary of ours merged with Nextel and, as a result, we acquired 100% of the outstanding common shares of Nextel. Nextel, now a wholly owned subsidiary, provides wireless voice and data services in the United States. This transaction was consummated as part of our overall strategy to offer a comprehensive selection of voice, data and multimedia products and services.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Under the purchase method of accounting, the assets and liabilities of Nextel were recorded at their respective fair values as of the date of the merger. Changes to the initial purchase price allocations for Nextel have occurred based on further analysis and valuations of certain assets and liabilities, and are summarized in the table below along with the respective total fair value amounts.

	Purchase Price Allocation
	As of December 31, 2005	Adjustments	As of September 30, 2006
	(in millions)
Current assets, including cash and cash equivalents of $2,152	$5,505	$13	$5,518
Property, plant and equipment	8,374	(37)	8,337
Goodwill	15,573	155	15,728
FCC licenses	14,240	—	14,240
Other indefinite life intangibles	400	—	400
Customer relationships and other definite life intangibles	10,448	—	10,448
Investments	2,678	—	2,678
Other assets	111	—	111
Current liabilities	(2,920)	(119)	(3,039)
Long-term debt	(8,984)	—	(8,984)
Deferred income taxes, net	(7,935)	51	(7,884)
Other long-term liabilities	(159)	—	(159)
Deferred compensation included in shareholders’ equity	485	(63)	422

Net assets acquired	$37,816	$—	$37,816

For the year-to-date period 2006, a net increase was made to goodwill in the amount of $155 million, primarily due to adjustments to the fair value of property, plant and equipment, as well as adjustments to liabilities in connection with the merger, which include severance benefits for termination of Nextel employees, costs associated with the termination of contracts and exit activities, and resolution of pre-acquisition loss contingencies. There will be no further purchase accounting adjustments related to this acquisition, except when required by certain accounting rules.

Exit Costs Associated with Business Combinations

We continue to finalize our plans for rationalizing certain redundant assets and activities, such as facilities, software and infrastructure assets related to certain business combinations, and to integrate the combined companies. We expect to execute these plans over the next several quarters. These plans affect many areas of our combined company, including sales and marketing, network, information technology, customer care and general and administrative functions. In addition, we expect that the finalization of our integration plans may result in the need to adjust the useful lives of certain definite lived intangibles, network assets and/or other property, plant and equipment.

In connection with activities related to business combinations, we recorded certain costs associated with dispositions and integration activities in accordance with the requirements of EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The exit costs are primarily related to termination fees associated with leases and contractual arrangements, as well as severance and related costs associated with work force reductions. For the year-to-date period 2006 we recorded $222 million of such exit

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

costs. These costs have resulted in adjustments to accrued liabilities, which consequently have resulted in an adjustment to goodwill related to the 2005 and 2006 acquisitions. The activity is presented in the table below:

	December 31, 2005 Liability Balance	Purchase Price Accruals	Payments	September 30, 2006 Liability Balance
	(in millions)
Lease terminations	$42	$45	$(21)	$66
Severance	6	165	(106)	65
Other	—	12	—	12

Total	$48	$222	$(127)	$143

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the Sprint-Nextel merger was completed as of July 1, 2005 for the third quarter 2005 and as of January 1, 2005 for the year-to-date period 2005.

	Quarter Ended September 30, 2005	Year-to-Date September 30, 2005
	(in millions, except per share data)
Net operating revenues	$9,698	$28,385

Income from continuing operations	$156	$610

Diluted earnings per common share from continuing operations	$0.05	$0.21

The pro forma amounts represent the historical operating results of Sprint and Nextel with adjustments for purchase accounting and to conform accounting policies that affect net operating revenues, costs of services and products, selling, general and administrative expenses, depreciation and amortization, interest expense, other income (expense), income taxes, and the elimination of intercompany activity. Pro forma information has not been provided for any of the acquired PCS Affiliates, Nextel Partners or Velocita Wireless as the impact is immaterial, both individually and in the aggregate.

Note 4.    Earnings per Common Share and Share-based Compensation

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

Dilutive securities, consisting of shares issuable under our equity plans, used in calculating earnings per common share were 13 million shares for the third quarter 2006 and 20 million shares for the year-to-date period 2006. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the third quarter 2006 and the year-to-date period 2006 due to their antidilutive effects. Additionally, about 119 million average shares issuable under the equity plans that could also potentially dilute earnings per share in

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the future were excluded from the calculation of diluted earnings per common share for the third quarter 2006 and the year-to-date period 2006 as the exercise prices exceeded the average market price during those periods.

Dilutive securities, consisting of shares issuable under our equity plans, used in calculating earnings per common share were 24 million shares for the third quarter 2005 and 20 million shares for the year-to-date period 2005. All 10 million shares issuable upon the assumed conversion of our convertible senior notes, prior to adjustment for the spin-off of Embarq, could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the third quarter 2005 and the year-to-date period 2005 due to their antidilutive effects. About 55 million average shares for the third quarter 2005 and 53 million average shares for the year-to-date period 2005 issuable under the equity plans that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share as the exercise prices exceeded the average market price during those periods.

Share-based Payment Plans

Under the 1997 Long-Term Stock Incentive Program, or the 1997 Program, we can grant options, restricted shares and restricted stock units and other equity-based awards to directors and employees for up to about 181 million common shares; of which about 99 million common shares remained available at September 30, 2006. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date; however, the 2005 option awards for certain senior level executives have an exercise price equal to 110% of the market value of the underlying shares on the grant date. Options granted in 2006 generally vest on an annual basis over three years and have a contractual term of ten years. Options granted before 2006 generally vest on an annual basis over four years, and also have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions on the shares lapse, which is typically three years for employees and one year for directors. In addition, restricted stock units awarded to certain senior level executives in 2005 and many of the restricted stock units granted in 2006 contain performance provisions such as the achievement of defined levels of wireless subscriber additions, adjusted operating income, post-paid wireless subscriber retention, and/or other qualitative and quantitative factors. Performance provision achievement is typically evaluated one year after grant, at which point we may increase or decrease the number of awards an employee is eligible to receive. To the extent the performance provisions are achieved, the vesting of any awards that remain outstanding is subject only to the remaining term of employment or service discussed above. Prior to 2005, restricted shares, or nonvested shares, were granted to officers and key employees. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with us until the restrictions on the shares lapse. The nonvested shares vest on an annual basis over three years.

Under the Nextel Incentive Equity Plan, outstanding Nextel deferred shares, or nonvested shares, which constitute an agreement to deliver shares upon the performance of service over a defined period of time, and grants of options to purchase Nextel common shares were converted at the time of the Sprint-Nextel merger into our nonvested shares or options to purchase a number of our common shares. As of September 30, 2006, this plan authorized equity-based awards for about 115 million common shares, of which about 48 million common shares remained available. Options have been granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on a monthly basis over periods of up to four years, and have a contractual term of ten years. Employees are not required to pay for the deferred shares; however, they must remain employed with us until the restrictions on the shares lapse. The nonvested shares generally vest over a service period ranging from several months to four years.

Refer to note 17 in the Notes to the Consolidated Financial Statements in Exhibit 99.1 of our Form 8-K filed on September 18, 2006 for additional information regarding these plans. Plan information regarding the Management

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Incentive Stock Option Plan, or MISOP, and the Employees Stock Purchase Plan, or ESPP, was excluded herein due to materiality. As of September 30, 2006, options to purchase about 34 million of our common shares were outstanding under the MISOP and about 24 million shares under the ESPP were authorized for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

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

We adopted SFAS No. 123R using the modified prospective transition method, and accordingly, the results of prior periods have not been restated. This method requires that the provisions of SFAS No. 123R are generally applied only to share-based awards granted, modified, repurchased, or cancelled on January 1, 2006 and thereafter. As we voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123), using the prospective method, we measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in the statements of operations over the service period. We will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS No. 123R. For those grants prior to January 1, 2003, that were nonvested and outstanding as of January 1, 2006, we started recognizing the remaining cost of these awards over the remaining service period as required by the new standard. The adoption of SFAS No. 123R did not have a material effect on our results of operations, cash flows, or financial position.

The following table illustrates the effect on net income and earnings per common share of share-based awards included in net income and the effect on net income and earnings per common share for grants issued prior to January 1, 2003, had we applied the fair value recognition provisions of SFAS No. 123 to those grants in 2005.

	Quarter Ended September 30, 2005	Year-to-Date September 30, 2005
	(in millions)
Net income, as reported	$516	$1,588
Add: share-based compensation expense, included in reported net income, net of income tax of $39 and $66	67	115
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of income tax of $39 and $71	(69)	(124)

Net income, pro forma	$514	$1,579

Earnings per common share
Basic, as reported	$0.23	$0.92

Basic, pro forma	$0.23	$0.91

Diluted, as reported	$0.23	$0.91

Diluted, pro forma	$0.23	$0.90

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Share-based compensation cost charged against net income for our share-based award plans was $75 million for the third quarter 2006 and $281 million for the year-to-date period 2006. Share-based compensation cost charged against income from continuing operations for our share-based award plans was $75 million for the third quarter 2006 and $258 million for the year-to-date period 2006. Share-based compensation cost charged against net income was $106 million for the third quarter 2005, and $181 million for the year-to-date period 2005. Share-based compensation cost charged against income from continuing operations was $93 million for the third quarter 2005 and $144 million for the year-to-date period 2005.

The total income tax benefit recognized in the statements of operations for share-based award compensation was $28 million for the third quarter 2006 and $105 million for the year-to-date period 2006. The income tax benefit recognized in the statements of operations related to continuing operations was $28 million for the third quarter 2006 and $95 million for the year-to-date period 2006. The total income tax benefit recognized in the statements of operations for share-based award compensation was $39 million for the third quarter 2005 and $66 million for the year-to-date period 2005. The income tax benefit recognized in the statements of operations related to continuing operations was $34 million for the third quarter 2005 and $53 million for the year-to-date period 2005.

As of September 30, 2006, there was $376 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.84 years. Cash received from exercise under all share-based payment arrangements was $372 million for the year-to-date period 2006 and $293 million for the year-to-date period 2005. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $6 million for the year-to-date period 2006 and $3 million for the year-to-date period 2005.

Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for 2006 and 2005 share-based awards using a 3% annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option valuation model and the assumptions noted in the following table. The risk-free rate used in 2006 and 2005 is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The volatility used in 2006 and 2005 is the implied volatility from traded options on our common shares and the historical volatility of our common shares, respectively, over a period that approximates the expected term of the options. The expected dividend yield used in 2006 and 2005 is estimated based on historical dividend yields and other factors. The expected term of options granted in 2006 and 2005 is estimated using the average of the vesting date and the contractual term. Our options include options granted under the 1997 Program and the MISOP, as well as options granted under the Nextel Incentive Equity Plan, as discussed above.

	Year-to-Date September 30,
	2006(1)		2005
Weighted average grant date fair value	$6.98		$9.28
Risk free interest rate	4.53% – 5.	09%	3.68% – 4.22%
Expected volatility	22.5% – 27.9%		44.3% – 58.8%
Expected dividend yield	0.44% – 0.58%		0.40% – 2.16%
Expected term (years)	6		6
Options granted (millions)	14		7

(1)	Values, other than the expected term and the risk free interest rate, have been adjusted for the spin-off of Embarq based on the 1.0955 conversion rate.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A summary of the status of the options under our option plans as of September 30, 2006, and changes during the year-to-date period September 30, 2006, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2006	199	$24.75
Granted	13	22.73
Exercised	(27)	14.16
Forfeited/expired	(27)	29.46
Adjustment pursuant to spin-off(1)	17

Outstanding September 30, 2006	175	$23.18	5.34	$282

Vested or expected to vest at September 30, 2006	174	$23.19	5.33	$281

Exercisable at September 30, 2006	135	$24.51	4.48	$243

(1)	The adjustment is a result of the Embarq spin-off described in note 2, which, net of cancellations, increased the number of shares subject to options and decreased the exercise price for these shares. No additional compensation expense related to the options resulted from this modification.

As of September 30, 2006, there was $307 million of total unrecognized compensation cost related to unvested options and that cost is expected to be recognized over a weighted-average period of 1.89 years. The total intrinsic value of options exercised was $244 million during the year-to-date period 2006 and $227 million during the year-to-date period 2005.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. A summary of the status of the restricted stock units as of September 30, 2006 and changes during the year-to-date period September 30, 2006 is presented below. Restricted stock units consist of those units granted under the 1997 Program, as discussed above.

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)
Outstanding January 1, 2006	1,137	7,481	$24.23	$17.78
Granted	4,635	1,703	24.69	23.18
Vested	—	(2,100)	—	17.88
Forfeited	(363)	(512)	24.69	22.17
Performance met(1)	(1,137)	1,137	24.23	24.23

Outstanding September 30, 2006	4,272	7,709	24.69	19.66

(1)	We evaluate performance conditions for restricted stock units one year after their issuance. We evaluated these restricted stock units in the first quarter 2006 and concluded that such conditions were met. As these units now only have a remaining required service period, the units outstanding as of September 30, 2006 are included in the future service required column.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of September 30, 2006, there was $64 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.63 years. The incremental expense resulting from the modification of restricted stock units related to the Embarq spin-off was not material. The total fair value of restricted stock units vested was $47 million during the year-to-date period 2006 and $4 million during the year-to-date period 2005. The weighted-average grant date fair value of restricted stock units granted for the year-to-date period 2006 was $24.29 per unit, compared with $24.60 per unit for the year-to-date period 2005.

We pay cash dividend equivalents on most outstanding restricted stock units. Dividend equivalents paid on restricted stock units are principally charged to retained earnings when paid.

Nonvested Shares

Our nonvested shares consist of restricted shares granted under the 1997 Program and deferred shares granted under the Nextel Incentive Equity Plan, as discussed above. The fair value of each nonvested share award is calculated using the share price at the date of grant. A summary of the status of nonvested share awards as of September 30, 2006 and changes during the year-to-date period September 30, 2006 is presented below.

	Nonvested Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested shares at January 1, 2006	1,804	$19.86
Vested	(1,208)	16.70
Forfeited	(3)	11.29
Adjustment pursuant to spin-off(1)	88	—

Nonvested shares at September 30, 2006	681	22.82

(1)	The adjustment is a result of the Embarq spin-off described in note 2, which increased the number of deferred shares. The incremental expense resulting from the modification of deferred shares was not material.

As of September 30, 2006, there was $5 million of total unrecognized compensation cost related to nonvested shares that is expected to be recognized over a weighted-average period of 1.41 years. The total fair value of shares vested for the year-to-date period 2006 was $27 million and for the year-to-date period 2005 was $59 million.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5.    Intangible Assets

		September 30, 2006			December 31, 2005
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Indefinite life intangible assets
Goodwill	Indefinite	$30,888		$30,888	$21,288		$21,288
FCC licenses	Indefinite	19,599		19,599	18,023		18,023
Trademarks	Indefinite	416		416	416		416

		50,903		50,903	39,727		39,727

Definite life intangible assets
Customer relationships	3 to 5 years	12,192	$(4,134)	8,058	9,953	$(1,302)	8,651
Reacquired rights	9 to 14 years	1,221	(61)	1,160	—	—	—
Trademarks	10 years	900	(102)	798	900	(34)	866
Other	1 to 14 years	102	(27)	75	73	(10)	63

		14,415	(4,324)	10,091	10,926	(1,346)	9,580

		$65,318	$(4,324)	$60,994	$50,653	$(1,346)	$49,307

The changes in the carrying value of goodwill are as follows:

(in millions)
As of December 31, 2005	$21,288
Goodwill resulting from PCS Affiliate and Nextel Partners acquisitions during 2006	9,648
Adjustments to goodwill as a result of the Sprint-Nextel merger and pre-2006 PCS Affiliate acquisitions	(48)

As of September 30, 2006	$30,888

Indefinite Life Intangible Assets

We have identified FCC licenses and our Sprint and Boost Mobile™ trademarks as indefinite life intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. The Sprint and Boost Mobile trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands.

We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite life intangibles annually on October 1 for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, changes in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group within a reporting unit, and/or slower growth rates, among others.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

When required, we first test goodwill for impairment by comparing the fair value of our wireless reporting unit with its carrying amount. If the fair value of the wireless reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired, and no further testing would be necessary. If the carrying amount of our wireless reporting unit were to exceed its fair value, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination. Specifically, we would allocate the fair value of the wireless reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

When required, we test other indefinite life intangibles for impairment by comparing an asset’s respective carrying value to estimates of fair value, determined using the direct value method following the unit of accounting guidance as prescribed by EITF Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.

The accounting estimates related to our goodwill and other indefinite life intangible assets require us to make significant assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic factors, industry factors and technology considerations, as well as our views regarding the prospects of our business. Changes in these judgments may have a significant effect on the estimated fair values.

During the fourth quarter 2006, we will perform our annual goodwill and other indefinite life intangible asset analyses as described above. As permitted by FASB guidance, our goodwill analysis will include an estimate of a control premium with respect to the minority interest traded value of our common shares and an estimate of the value of our long distance business, as well as other assumptions. As of September 30, 2006, we have not identified any indicators of impairment with respect to our goodwill or other indefinite life intangible assets. However, if our share price were to experience a sustained, significant decline as compared to the share price as of September 30, 2006, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Definite Life Intangible Assets

Definite life intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct ConnectSM trade names, which are being amortized over 10 years from the date of the Sprint-Nextel merger on a straight-line basis. For the year-to-date period 2006, we increased the gross carrying value of definite life intangible assets by $3.5 billion primarily due to the acquisitions of Enterprise Communications, Alamosa Holdings, Nextel Partners and UbiquiTel. We recorded aggregate amortization expense of $1.1 billion and $3.0 billion for the third quarter 2006 and the year-to-date period 2006, and $460 million and $467 million for the third quarter 2005 and the year-to-date period 2005. Based only on the definite life intangible assets as of September 30, 2006, amortization expense will be $924 million for the remainder of 2006, $3.3 billion in 2007, $2.4 billion in 2008, $1.5 billion in 2009 and $717 million in 2010.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We continually assess whether any indicators of impairment exist that would trigger a test of any of these definite life intangible assets, including, but not limited to, a significant decrease in the market price of the asset or a significant change in the extent or manner in which the asset is used. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would result in our evaluating the recorded value of our definite life intangible assets for impairment. We also evaluate the remaining useful lives of our amortizing intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Our minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.

As of September 30, 2006, we had a remaining liability of $115 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment on our consolidated balance sheet or as additions to the FCC licenses intangible asset, consistent with our accounting and capitalization policy. The following table represents expenditures incurred directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2005	2006 Expenditures	Through September 30, 2006
	(in millions)
FCC licenses	$120	$197	$317
Property, plant and equipment	69	68	137
Costs not benefiting our infrastructure or spectrum positions	44	134	178

Total	$233	$399	$632

In addition, not included in the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network growth. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the FCC-appointed Transition Administrator and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these allocated network costs.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6.    Severance, Lease Exit Costs and Asset Impairments

For the year-to-date period 2006, total severance, lease exit costs and asset impairment costs, which have been expensed in the statement of operations, aggregated $128 million compared to $68 million in the year-to-date period 2005.

Severance and Lease Exit Cost Activity

In connection with the ongoing merger and integration cost rationalization projects, which began in the second half of 2005, we continue to align our internal resources to achieve the synergies from the Sprint-Nextel merger and the acquisition of the PCS Affiliates and Nextel Partners. These projects affect many areas of our business and operations, including network, information technology, customer care and general and administrative functions. We expect to continue to incur costs over the next several quarters associated with such realignment and other activities, including costs associated with the separations of some employees. These activities have resulted in $60 million in severance and related costs associated with work force reductions across both of our segments, which has been reported in the statement of operations for the year-to-date period 2006.

In 2003, we began to wind-down the web hosting services offered by the Long Distance segment, which resulted in asset impairment charges, severance expense and facility lease termination costs. As of December 31, 2005, substantially all activities associated with this wind-down had been completed; however, we continue to be obligated under facility leases that expire from 2007 through 2014. For the year-to-date period 2006, we incurred $7 million in facility lease termination costs due to subtenant lease terminations.

The severance and lease exit cost liability associated with continuing operations is reflected below:

		2006 Activity
	December 31, 2005 Liability Balance	Expense	Cash Payments	September 30, 2006 Liability Balance
	(in millions)
Lease terminations	$78	$16	$(9)	$85
Severance	—	51	(27)	24

Total costs	$78	$67	$(36)	$109

Asset Impairments

We wrote-off $61 million of assets primarily related to software asset impairments and abandonment of various assets, including certain cell sites under construction for the year-to-date period 2006. We wrote-off $57 million in assets primarily related to software asset impairment and hurricane damage for the year-to-date period 2005.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7.    Long-Term Debt, Capital Lease Obligations and Seventh Series Redeemable Preferred Shares

Our long-term debt and capital lease obligations are as follows:

	December 31, 2005	Acquired Debt and Borrowings	Retirements and Repayments of Principal and Other	September 30, 2006
	(in millions)
Senior notes due 2006 to 2032
4.780% to 13.625%, including fair value hedge adjustments of $(17) and $(26), deferred premiums of $332 and $410 and unamortized discounts of $65 and $28	$21,639	$2,299	$(2,598)	$21,340
Bank credit facilities due 2006
4.4778%	3,215	500	(3,715)	—
Commercial paper 5.46% to 5.53%	—	3,380	(2,866)	514
Capital lease obligations and other
4.106% to 11.174%	160	43	(96)	107

	25,014	$6,222	$(9,275)	21,961

Current maturities of long-term debt	(5,045)			(2,318)

Long-term debt and capital lease obligations	$19,969			$19,643

Bank Credit Facilities

During the second quarter 2006, we retired our $3.2 billion term loan with a portion of the proceeds received in connection with the spin-off of Embarq. See note 2 for further details on the spin-off of Embarq. Also, in the second quarter 2006 our $1.0 billion revolving credit facility, which had no outstanding borrowings against it, was permitted to expire. On August 1, 2006, we repaid and terminated the credit facility that we assumed as part of the Nextel Partners acquisition, which had a $500 million outstanding term loan and a $100 million revolving credit facility with no outstanding borrowings against it.

Commercial Paper

In April 2006, we commenced a commercial paper program, which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of September 30, 2006, we had $514 million of commercial paper outstanding with a weighted average maturity within 30 days.

Other

Sprint Nextel, our parent corporation, has about $700 million of debt outstanding including commercial paper. In addition, about $20.1 billion of our long-term debt and capital lease obligations have been issued by wholly- owned subsidiaries and have been fully and unconditionally guaranteed by Sprint Nextel. In addition, the

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common shares held by Sprint Nextel. The transfer of cash in the form of advances from the subsidiaries to us is generally not restricted.

In October 2006, we completed the redemption of our first priority senior secured floating rate notes due 2011 for about $183 million in cash. These notes have accordingly been included in the current portion of long-term debt in our consolidated balance sheet as of September 30, 2006.

Seventh Series Redeemable Preferred Shares

On March 31, 2006, we redeemed for cash all of our outstanding Seventh series preferred shares at the stated value of $1,000 per share for an aggregate face amount of $247 million, which approximated the carrying value at the time of redemption. Dividends of $6.73 per share were paid quarterly through March 31, 2006.

Note 8.    Derivative Instruments and Hedging Activities

Risk Management Policies

There have been no material changes in our risk management policies from those reported in note 12 of the “Notes to the Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2005, as amended, and our Form 8-K filed on September 18, 2006.

Interest Rate Derivatives

As of September 30, 2006, we held fair value interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as fair value hedges for a portion of our senior notes and have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month London Interbank Offered Rate, or LIBOR, plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes.

Our interest rate swaps meet all the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in order to apply the shortcut method of accounting for these instruments. Under the shortcut method, we can assume that our interest rate swaps are perfectly effective in hedging our interest rate risk. We recognize all changes in the fair value of the interest rate swaps currently as a gain or loss within other income (expense) on the consolidated statements of operations, in accordance with SFAS No. 133, as amended. Under the shortcut method, these changes in the fair value of the hedging instrument are offset by an equal change in the underlying debt, with no net impact on earnings.

Our interest rate swap activity generated a net liability of $26 million as of September 30, 2006 compared to $17 million as of December 31, 2005, resulting from changes in the fair value of the interest rate swaps with an offset recorded to the underlying long-term debt.

During the fourth quarter 2005, we entered into a series of interest rate collars associated with the issuance of debt by Embarq at the time of its spin-off. See note 2 for additional information. These derivative instruments did not qualify for hedge accounting treatment in our consolidated financial statements, and changes in the fair value of these instruments are recognized in earnings from discontinued operations during the period of change. During 2006, the fair value of these derivatives increased, resulting in a $43 million gain, net of tax.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Equity Derivatives

We have also entered into a series of option contracts associated with our investment in NII Holdings. The first of these contracts was not designated as a hedging instrument, and changes in the fair value of the derivative instrument were recognized in earnings during the period of change. This option contract was terminated on March 31, 2006 in conjunction with the sale of the underlying shares of NII Holdings. The sale of the underlying shares resulted in a $37 million gain. The change in fair value of the option contract prior to termination resulted in a loss of $23 million during the first quarter 2006.

The remaining instruments are designated as cash flow hedges and meet all the required criteria under SFAS No. 133, as amended, and the Derivative Implementation Group Issue No. G-20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, in order to assume that these option contracts are perfectly effective in hedging the market risk associated with our investment in NII Holdings. Changes in fair value of these instruments resulted in an unrealized loss of $37 million during the third quarter 2006 and an unrealized loss of $119 million for the year-to-date period 2006. This was offset by an unrealized holding gain during the third quarter 2006 of $48 million and an unrealized gain during the year-to-date period 2006 of $144 million on the underlying investment in NII Holdings. These unrealized gains and losses were included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. These equity derivative instruments will be settled by December 31, 2006.

Note 9.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.

The components of other comprehensive income are as follows:

	Quarter Ended September 30,		Year-to-Date September 30,
	2006	2005	2006	2005
	(in millions)
Net income	$247	$516	$1,036	$1,588

Other comprehensive income, net of income taxes
Unrealized holding gains on available-for-sale securities
Net unrealized holding gains	46	45	163	27
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(2)	(8)	(38)	(10)
Unrealized gains (losses) on qualifying cash flow hedges
Net unrealized gains (losses)	(37)	(3)	(119)	10
Reclassification adjustments for losses on cash flow hedges included in net income	—	6	—	5
Additional minimum pension liability	—	—	(2)	—
Foreign currency translation adjustments	6	(1)	6	(7)

Total other comprehensive income, net of income taxes	13	39	10	25

Comprehensive income	$260	$555	$1,046	$1,613

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 10.    Employee Benefit Information

Most of our pre-merger Sprint employees are participants in a noncontributory defined benefit pension plan. In connection with the Sprint-Nextel merger, we did not extend plan participation to pre-merger Nextel employees. Additionally, as of December 31, 2005, the pension plan was amended to freeze benefit accruals for plan participants not designated to work for Embarq following the spin-off.

We provide postretirement medical benefits to certain employees. At the time of the Sprint-Nextel merger, we did not extend plan participation in the retiree medical plan to pre-merger Nextel employees and we amended the plan to only include employees designated to work for Embarq following the spin-off and pre-merger Sprint employees born prior to 1956.

In connection with the spin-off of Embarq, accrued pension and other post-retirement benefit obligations for participants designated to work for Embarq and the related plan assets were transferred to Embarq using a valuation methodology consistent with Section 4044 of the Employee Retirement Income Security Act, or ERISA. The associated remeasurement of our benefit obligation in accordance with SFAS No. 87, Employer’s Accounting for Pensions, will be completed by the end of 2006. We do not expect to make a contribution to the pension plan in 2006.

Components of net periodic benefit cost for the third quarter 2006 and 2005, and the year-to-date period 2006 and 2005 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended September 30,		Quarter Ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$—	$34	$1	$4
Interest cost	23	66	1	10
Expected return on plan assets	(30)	(82)	—	—
Amortization of transition asset	—	—	—	(1)
Amortization of prior service cost	—	4	(1)	(17)
Amortization of net loss	6	27	1	7

Net benefit expense	$(1)	$49	$2	$3

	Pension Benefits		Other Postretirement Benefits
	Year-to-Date September 30,		Year-to-Date September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$22	$101	$6	$10
Interest cost	133	198	17	38
Expected return on plan assets	(182)	(246)	(1)	(2)
Amortization of transition asset	—	—	—	(1)
Amortization of prior service cost	6	12	(24)	(41)
Amortization of net loss	38	82	11	20

Net benefit expense	$17	$147	$9	$24

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Net benefit expense includes $22 million for the year-to-date period 2006, $17 million for the third quarter 2005 and $63 million for the year-to-date period 2005 that had been allocated to our Local segment prior to the spin-off of Embarq. We believe these amounts approximate the expense related to participants designated to work for Embarq and, accordingly, these amounts are included in discontinued operations in the accompanying statements of operations.

Note 11.    Income Taxes

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year-to-Date September 30,
	2006	2005
	(in millions)
Income tax expense at the federal statutory rate	$369	$445
Effect of:
State income taxes, net of federal income tax effect	25	28
State law changes, net of federal income tax effect	(27)	—
Tax audit settlement	(26)	—
Other, net	10	(18)

Income tax expense	$351	$455

Effective income tax rate	33.3%	35.8%

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of September 30, 2006 we continued to maintain a total valuation allowance of about $1.1 billion related to our deferred tax assets.

Note 12.    Commitments and Contingencies

Litigation, Claims and Assessments

In March 2004, eight purported class action lawsuits relating to the recombination of our tracking stocks were filed against us and our directors by holders of PCS common shares. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In early 2005, the court denied defendants’ motion to dismiss the complaint and discovery is essentially concluded. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Plaintiffs’ motion for class certification and defendants’ motion for summary judgment are pending.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Quarter Ended September 30,	Wireless	Long Distance	Corporate and Eliminations		Consolidated
	(in millions)
2006
Net operating revenues	$9,072	$1,626	$(202)		$10,496
Inter-company revenues	(1)	(201)	202		—
Operating income (loss)(2)	702	73	(108)		667

2005
Net operating revenues	$6,190	$1,735	$(100	)(1)	$7,825
Inter-company revenues	(1)	(168)	169		—
Operating income (loss)(2)	572	124	(208	)(1)	488

(1)

Included in the corporate results are the historic net revenues and related operating costs of certain consumer long distance customers transferred to Embarq in connection with the spin-off. These operating

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer long distance customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

(2)	Operating income (loss) in the third quarter 2006 includes $107 million of expenses primarily associated with the Sprint-Nextel merger and the acquisitions of PCS Affiliates and Nextel Partners that have been reflected as unallocated corporate selling, general and administrative expense and in the third quarter 2005 we incurred $234 million of merger and integration charges related to the Sprint-Nextel merger. We also incurred $50 million of other costs in the Wireless and Long Distance segments in the third quarter 2006 primarily associated with the merger and integration activities, including (i) $31 million of expensed costs for work force reductions and lease termination charges, and (ii) $19 million of asset impairments.

Year-to-Date September 30,	Wireless	Long Distance	Corporate and Eliminations		Consolidated
	(in millions)
2006
Net operating revenues	$26,111	$4,936	$(463	)(1)	$30,584
Inter-company revenues	(3)	(548)	551		—
Operating income (loss)(2)	1,798	332	(267	)(1)	1,863

2005
Net operating revenues	$14,098	$5,172	$(273	)(1)	$18,997
Inter-company revenues	(4)	(477)	481		—
Operating income (loss)(2)	1,635	395	(186	)(1)	1,844

(1)	Included in the corporate results are the historic net revenues and related operating costs of certain consumer long distance customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer long distance customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

(2)	Operating income (loss) in the year-to-date period 2006 includes $296 million of expenses primarily associated with the Sprint-Nextel merger and the acquisitions of PCS Affiliates and Nextel Partners that have been reflected as unallocated corporate selling, general and administrative expense and in the year-to-date period 2005 we incurred $261 million of merger and integration charges related to the Sprint-Nextel merger. We also incurred $128 million of other costs in the Wireless and Long Distance segments in the year-to-date period 2006 primarily associated with the merger and integration activities, including (i) $67 million of expensed costs for work force reductions and lease termination charges, and (ii) $61 million of asset impairments.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Net operating revenues by products and services were as follows:

Quarter Ended September 30,	Wireless	Long Distance	Corporate and Eliminations	Consolidated
	(in millions)
2006
Wireless services	$8,017	$—	$(1)	$8,016
Wireless equipment	843	—	—	843
Voice	—	989	(168)	821
Data	—	346	(21)	325
Internet	—	237	(6)	231
Other	212	54	(6)	260

Total net operating revenues	$9,072	$1,626	$(202)	$10,496

2005
Wireless services	$5,362	$—	$(1)	$5,361
Wireless equipment	601	—	—	601
Voice	—	1,085	(45)	1,040
Data	—	402	(37)	365
Internet	—	188	—	188
Other	227	60	(17)	270

Total net operating revenues	$6,190	$1,735	$(100)	$7,825

Year-to-Date September 30,	Wireless	Long Distance	Corporate and Eliminations	Consolidated
	(in millions)
2006
Wireless services	$23,100	$—	$(3)	$23,097
Wireless equipment	2,397	—	—	2,397
Voice	—	3,001	(319)	2,682
Data	—	1,087	(97)	990
Internet	—	679	(20)	659
Other	614	169	(24)	759

Total net operating revenues	$26,111	$4,936	$(463)	$30,584

2005
Wireless services	$12,116	$—	$(4)	$12,112
Wireless equipment	1,305	—	—	1,305
Voice	—	3,204	(115)	3,089
Data	—	1,234	(105)	1,129
Internet	—	544	(2)	542
Other	677	190	(47)	820

Total net operating revenues	$14,098	$5,172	$(273)	$18,997

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries (the Company) as of September 30, 2006, the related consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2006 and 2005, the related consolidated statements of cash flows for the year-to-date periods ended September 30, 2006 and 2005, and the related consolidated statement of shareholders’ equity for the year-to-date period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 7, 2006, except for the effects of discontinued operations, as discussed in Note 25, which is as of September 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

McLean, Virginia

November 8, 2006

Item 2.

SPRINT NEXTEL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

We include certain estimates, projections and other forward-looking statements in our annual, quarterly and current reports, and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the effects of vigorous competition, including the impact of competition on the price we are able to charge customers for services we provide and our ability to attract new customers and retain existing customers; the overall demand for our service offerings, including the impact of decisions of new subscribers between our post-paid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•	the impact of overall wireless market penetration on our ability to attract and retain customers with good credit standing and the intensified competition among wireless carriers for those customers;

•	the uncertainties related to the benefits of the Sprint-Nextel merger, including anticipated synergies and cost savings and the timing thereof;

•	the potential impact of difficulties we may encounter in connection with the integration of the pre-merger Sprint and Nextel businesses, and the integration of the businesses and assets of certain of the third party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand that we have acquired, and Nextel Partners, Inc., including the risk that these difficulties could prevent or delay our realization of the cost savings and other benefits we expect to achieve as a result of these integration efforts and the risk that we will be unable to continue to retain key employees;

•	the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including investments required in connection with our planned deployment of a next generation broadband wireless network;

•	the costs and business risks associated with providing new services and entering new geographic markets, including with respect to our development of new services expected to be provided using the next generation broadband wireless network that we plan to deploy;

•	the impact of potential adverse changes in the ratings afforded our debt securities by ratings agencies;

•	the ability of our Wireless segment to continue to grow and improve profitability;

•	the ability of our Long Distance segment to achieve expected revenues;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	a significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications at competitive costs, or at all, or to develop new technologies or features for our integrated Digital Enhanced Network, or iDEN®, network;

•	the impact of adverse network performance, including, but not limited to, any performance issues resulting from reduced network capacity and other adverse impacts resulting from the reconfiguration of the 800 megahertz, or MHz, band used to operate our iDEN network, as contemplated by the Federal Communications Commission’s, or FCC’s, Report and Order, released in August 2004 and supplemented thereafter;

•	the costs of compliance with regulatory mandates, particularly requirements related to the FCC’s Report and Order, deployment of enhanced 911, or E911, services on the iDEN network and privacy-related matters;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission, or SEC, including in our Form 10-K for the year ended December 31, 2005, as amended, in Part I, Item 1A, “Risk Factors” as well as in Exhibit 99.1 to our Form 8-K filed on September 18, 2006.

The words “may,” “could,” “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Overview

We are a global communications company offering a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups: individuals and small to mid-sized businesses, and large enterprises and government customers. Although our operations are divided into two lines of business, wireless and long distance, we have organized our sales and distribution efforts to focus on the needs of our targeted customer groups, which enables us to create customer-focused communications solutions that can incorporate any of our wireless and wireline services and their capabilities to meet the specific needs of these customer groups. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. Prior to May 17, 2006, we also operated a local communications business that provided local telephone services in markets in 18 states. As described below, on May 17, 2006, we spun off this business, previously our Local segment, to our shareholders. The results of the Local segment for periods prior to the spin-off are presented as discontinued operations.

Nextel Merger and Local Communications Business Spin-off

On August 12, 2005, a subsidiary of our company merged with Nextel Communications, Inc. In connection with the Sprint-Nextel merger, we changed our name to Sprint Nextel Corporation.

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

We have begun to recognize cost savings as a result of the merger and over a number of years expect to continue to recognize significant cost savings and other synergies associated with the merger. However, we believe that our operating results for at least the next several quarters will be negatively impacted by costs that will be incurred to achieve these benefits and other synergies. Such costs are generally not expected to be recurring in nature, and include costs associated with integrating back office systems, severance costs associated with the termination of the employment of certain employees, and lease and other contract termination costs. The merger and integration costs that we incur can be dependent on a number of business or strategic decisions whose timing cannot be predicted with certainty, which could cause merger and integration costs, and our realization of benefits from the merger and integration efforts, to vary from period to period. Additionally, certain merger and integration-related expenditures are not recorded as expenses, but represent changes to our purchase price allocation estimates with respect to the merger, which would affect the recorded amounts of goodwill. The ability to achieve these cost savings and other synergies and the timing in which the benefits can be realized will depend in large part on the ability to integrate our networks, business operations, back-office functions and other support systems and infrastructure.

At the time that we announced the merger, we also announced our plans to spin-off the local wireline business to our shareholders on a tax-free basis. This business consisted primarily of the business previously reported as the Local segment in our consolidated financial statements. On May 17, 2006, we completed the spin-off of the local wireline business, which is now a separate company known as Embarq Corporation. We distributed pro rata to our shareholders one Embarq common share for every 20 shares of Sprint Nextel voting and non-voting common shares, or about 149 million Embarq common shares, and received net cash consideration and net proceeds from the sale of Embarq senior notes totaling about $6.3 billion. Cash was paid for fractional shares. As a result of the spin-off, we no longer own any shares of Embarq.

We received a ruling from the Internal Revenue Service that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Embarq common shares is not taxable to us or U.S. holders of our common shares, except cash payments made in lieu of fractional shares, which generally are taxable.

Business

We offer a comprehensive suite of wireless and wireline communications products and services that are designed to meet the needs of our targeted customer groups. We conduct our operations through two segments referred to as Wireless and Long Distance.

We offer digital wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands. We, together with the four remaining PCS Affiliates, offer digital and wireless services under the Sprint brand name utilizing wireless code division multiple access, or CDMA, technology. The PCS Affiliates, through commercial arrangements with us, provide wireless services in certain mid-sized and tertiary U.S. markets on wireless networks built and operated at their expense, in most instances using spectrum licensed to, and controlled by us. During 2005 we acquired three PCS Affiliates and in 2006 we acquired three additional PCS Affiliates. We also offer digital wireless services under the Nextel and Boost brand names using iDEN technology. During 2006, we acquired Nextel Partners which provides digital wireless communications services under the Nextel brand name in certain mid-sized and tertiary U.S. markets. We believe the acquisitions of these PCS Affiliates and Nextel Partners will give us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage. We also are one of the nation’s largest providers of long distance services and one of the largest carriers of Internet traffic.

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

Management Overview

Wireless

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies to meet the needs of our targeted customer groups: individuals and small to mid-sized businesses, and large enterprise and government agencies. Through our Wireless segment, we, together with the four remaining PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 300 metropolitan markets, including 199 of the 200 largest U.S. metropolitan areas, where more than 281 million people live or work. Including subscribers who purchase services from the PCS Affiliates and our mobile virtual network operators, or MVNOs, we served 51.9 million subscribers as of September 30, 2006.

Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. To enable us to offer innovative applications and services, we are deploying high-speed evolution data optimized, or EV-DO, technology across our CDMA network. Currently EV-DO technology covers over 170 million people and serves customers in over 200 communities with populations of at least 100 thousand and we have plans to expand the EV-DO coverage to about 200 million people by the end of 2006. The services supported by this technology, marketed as PowerVisionSM, give subscribers with EV-DO-enabled devices access to the Internet and numerous sophisticated high-speed data messaging, imaging, entertainment and location-based applications. We also intend to incorporate the next version of EV-DO technology into our network, with plans for coverage of approximately 40 million people by the end of 2006. This version of EV-DO, known as EV-DO Rev. A, is designed to support a variety of Internet Protocol, or IP, and video and high performance walkie-talkie applications for our CDMA network and the creation of network interfaces designed to facilitate the interoperability of walkie-talkie services that are available on our two networks.

On our iDEN network, we continue to support features and services that are designed to meet the needs of our customers. Peak usage in certain metropolitan markets, however, is being impacted by capacity constraints of the iDEN network, which in turn adversely affects customer satisfaction and churn. In the fourth quarter 2006, we plan an initial launch of handsets designed to operate voice and data applications on our CDMA network and walkie-talkie applications on our iDEN network. These hybrid phones are expected to enhance the quality of service and service offerings available to our existing iDEN subscribers and other subscribers who desire our data and walkie-talkie applications. In the future, we also plan to utilize QUALCOMM’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network and be interoperable between users on both networks.

We also recently announced our plans to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. This next generation network is being designed to support a wide range of high-speed IP-based wireless services. Our initial plans contemplate deploying the new broadband wireless network in larger metropolitan areas with a goal of launching the related service offerings in some of those markets beginning in 2008.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. We offer these services, other than those offered under pre-paid service plans, on a contract basis, typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets. We also offer wholesale wireless services to MVNOs, such as Virgin Mobile, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of acquisition, billing and customer service. We also have entered into an agreement with several cable multiple systems operators, or MSOs, under which we and the participating cable MSOs plan to develop converged services that are designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service and plan to introduce commercial services in certain markets in the fourth quarter 2006.

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

We believe that wireless carriers increasingly must attract a greater proportion of new customers from the existing customer bases of competitors rather than from first time purchasers of wireless services. For example, we are experiencing increased competition in our prepaid and youth markets from new entrants that are targeting these subscribers. Certain of our competitors continue to increase their focus on customer retention efforts and have reported improvements in their customer retention rates, which may make it harder for us to acquire new customers from these competitors. As part of our effort to improve our customer retention, we are implementing programs designed to improve the quality of our customer care and eliminate situations that create customer dissatisfaction at points where we interact with our customers. In addition, the higher market penetration of wireless services in our markets may suggest that customers purchasing wireless services for the first time may, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in a higher bad debt expense. This has intensified the competition among wireless carriers to attract higher quality customers with stronger credit standing, resulting in aggressive pricing strategies for both voice services and other features that are designed to attract those customers.

We have also experienced declines in the average voice revenue per subscriber/user due to us offering more competitive service pricing plans, including lower priced plans, plans that allow users to add additional units to their plans at attractive rates, such as “add a phone” and “family” plans, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related customers, or a combination of these features. We are developing and implementing service plans that are designed to offset these declines in voice revenue by expanding and enhancing our value-added array of imaging, high-speed data messaging, entertainment and location-based applications. Recently, the growth in revenue per subscriber generated by these data services, while significant, has not kept pace with the decline in voice revenue, resulting in a decline in our overall monthly average revenue per subscriber.

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

Although many of the costs relating to the operation of our wireless networks are fixed in the short-term, other costs, such as interconnection fees, fluctuate based on the utilization of the networks. Sales and marketing expenses are dependent on the number of subscriber additions and the nature and extent of our marketing and promotional activities. Customer care costs are dependent on the number of subscribers that we serve and the nature of programs designed to serve and retain subscribers. General and administrative expenses consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Although our goal is to improve operating margins through cost savings initiatives and benefits of scale, costs that fluctuate based on network utilization and the number of subscribers that we serve generally will increase in absolute terms over time. We also seek to realize operating efficiencies in our business from merger-related cost savings and other synergies.

In February 2005, Nextel accepted the terms and conditions of the FCC Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. As part of the reconfiguration process in most markets, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum, which could adversely impact the capacity and, therefore, the performance of our iDEN network in the affected markets. Customer dissatisfaction, if any, resulting from these adverse impacts could result in increased subscriber churn and/or require us to curtail subscriber additions on that network in relevant markets until the capacity limitation can be corrected or incur substantial capital costs in order to replace capacity lost as a result of the spectrum reconfiguration.

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

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions have been made as of September 30, 2006.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols, such as next generation multi-protocol label switching, or MPLS, technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide services to the cable MSOs that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. Growth in voice services provided by cable MSOs is accelerating as consumers are becoming more comfortable with using cable MSOs as alternatives to local and long distance voice communications providers. We provide large cable MSOs with local and long distance voice communications service which they offer as part of their bundled service offerings. We continue to assess the portfolio of services provided by our Long Distance segment. For example, in addition to increased emphasis on selling IP services, we are converting many of our existing customers from ATM and frame relay to more advanced IP technologies, in part to support our effort to move to one platform, which will reduce our network cost structure. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services.

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

Revenues consist of fixed monthly recurring charges, variable usage charges, equipment charges, miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection and late payment charges, and certain regulatory-related fees. We recognize operating revenues as services are rendered or as products are delivered to customers in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes or one-time use charges, such as for the use of premium services. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns, and revenue attributable to these estimates represented about 12% of our accounts receivable balance as of September 30, 2006.

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

Wireless offerings include wireless phones and service contracts sold together in our direct sales channels. We recognize the activation fee revenue associated with these transactions at the time the related wireless phone is sold and classify it as equipment sales. Certain activation fees associated with unbundled sales in our Wireless segment are deferred and amortized over the estimated average life of the end-user customer.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of wireless accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to our long distance customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors.

The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage and future returns on handset sales.

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

Valuation and Recoverability of Long-lived Assets Including Definite Life Intangible Assets

A significant portion of our total assets are long-lived assets, consisting primarily of property, plant and equipment and definite life intangible assets. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

Long-lived assets consisting of property, plant and equipment represented $24.8 billion of our $96.2 billion in total assets as of September 30, 2006. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

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

We perform annual internal studies to confirm the appropriateness of depreciable lives for most categories of property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution to calculate the remaining life of our asset base.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions, expected technological availability and other factors. Any long-lived asset impairment test would be performed at a segment level.

For the year-to-date period 2006, we recorded $61 million in asset impairment charges primarily related to software asset impairment and abandonment of various assets, including certain cell sites under construction. For the year-to-date period 2005, we recorded $57 million in asset impairment charges primarily related to hurricane damage and the write-down of various software applications.

Intangible assets with definite useful lives represented $10.1 billion of our $96.2 billion in total assets as of September 30, 2006. Such assets include customer relationships, certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners and trade names, among others. We continually assess whether any indicators of impairment exist that would trigger a test of any of these definite life intangible assets, including, but not limited to, a significant decrease in the market price of the asset or a significant change in the extent or manner in which the asset is used. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would result in our evaluating the recorded value of our definite life intangible assets for impairment. We also evaluate the remaining useful lives of our amortizing intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite life intangible assets.

Valuation and Recoverability of Goodwill and Indefinite Life Intangible Assets

Intangible assets with indefinite useful lives represented $50.9 billion of our $96.2 billion in total assets as of September 30, 2006. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite life intangibles annually on October 1 for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, a sustained, significant decline in our share price and market capitalization, changes in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group within a reporting unit, and/or slower growth rates, among others.

When required, we first test goodwill for impairment by comparing the fair value of our wireless reporting unit with its carrying amount. If the fair value of the wireless reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired, and no further testing would be necessary. If the carrying amount of our wireless reporting unit were to exceed its fair value, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination. Specifically, we would allocate the fair value of the wireless reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

When required, we test other indefinite life intangibles for impairment by comparing an asset’s respective carrying value to estimates of fair value, determined using the direct value method following the unit of accounting guidance as prescribed by EITF Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.

The accounting estimates related to our goodwill and other indefinite life intangible assets require us to make significant assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic factors, industry factors and technology considerations, as well as our views regarding the prospects of our business. Changes in these judgments may have a significant effect on the estimated fair values.

During the fourth quarter 2006, we will perform our annual goodwill and other indefinite life intangible asset analyses as described above. As permitted by FASB guidance, our goodwill analysis will include an estimate of a control premium with respect to the minority interest traded value of our common shares and an estimate of the value of our long distance business, as well as other assumptions. As of September 30, 2006, we have not identified any indicators of impairment with respect to our goodwill and other indefinite life intangible assets. However, if our share price were to experience a sustained, significant decline as compared to the share price as of September 30, 2006, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Valuation of Acquired Assets and Liabilities

In connection with the Sprint-Nextel merger in the third quarter 2005 and the acquisitions of PCS Affiliates in 2005 and 2006 and Nextel Partners in 2006, as required by Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we allocated the purchase price to the assets acquired, including FCC licenses, and liabilities assumed based on their respective fair values on the date of the applicable acquisition. The estimates of the fair values of indefinite life intangible assets were primarily based on the income approach valuation technique. The residual of the purchase price paid over the estimated fair values of the assets and liabilities acquired is recorded as goodwill in the Wireless segment.

We are still in the process of completing our valuation of the assets acquired in the acquisitions of certain of the PCS Affiliates and Nextel Partners including investments, property, plant and equipment, intangible assets, and certain liabilities relevant to the allocation of the purchase price. The fair values recorded as of September 30, 2006, are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, plans relative to the disposition of certain assets acquired, exit from certain contractual arrangements and the involuntary termination of employees. When finalized, we may be required to make adjustments that could impact our results of operations and financial position, some of which could be material.

Employee Benefit Plan Assumptions

As discussed in note 10 of the Notes to Consolidated Financial Statements, in connection with the spin-off of Embarq, we transferred a portion of the benefit obligation and related pension plan assets to Embarq. The associated remeasurement of our benefit obligation in accordance with SFAS No. 87, Employers’ Accounting for Pensions, has not been completed; however, we anticipate completion by the end of 2006.

Pension and other postretirement benefits costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, and health care costs trend rates as discussed below:

•	our discount rates are based on creating a hypothetical portfolio of high quality bonds (rated AA or higher by a recognized rating agency) for which the timing and amount of cash inflows approximates the estimated cash outflows;

•	our expected return on plan assets is based on forward-looking estimates of the expected long-term returns for a portfolio invested according to our target investment policy; and

•	our health-care costs trend rate is based on historical retiree cost data, medical inflation, and near term health care outlook based on industry benchmarks.

We utilize the above assumptions to measure and recognize our estimated costs and benefits to be paid to employees based on estimated years of service.

Tax Valuation Allowances

We are required to estimate the amount of taxes payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. Additionally, we establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged and may not be fully sustained. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

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

We carried an income tax valuation allowance of $1.1 billion as of September 30, 2006. This amount includes a valuation allowance for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance we had $63 million related to separate company state net operating losses incurred by the PCS entities during periods they were owned by us. The valuation allowance was provided on these separate company state net operating loss benefits since these entities had no history of taxable income. Current trends indicate that the valuation allowance continues to be appropriate and we do not anticipate adjusting this amount in the near term. We continue to monitor these trends, and in the future it is possible that our cumulative historical test will ultimately yield sufficient positive evidence that it is more likely than not that we will realize the tax benefit of some of the separate company state net operating losses for which the valuation allowance has been provided. Should that occur, subject to review of other qualitative factors and uncertainties at that time, we would expect to start reversing some of the valuation allowance into income as a credit to income tax expense.

Significant New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires employers to recognize the funded status of defined-benefit pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status that arise during the period in other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. This statement will become effective for our annual reporting period ending December 31, 2006. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the SEC issued SAB No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. SAB No. 108 requires registrants to consider the effects of all carry over and reversals of prior year misstatements when quantifying errors in current year financial statements. SAB No. 108 allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment; however, SAB No. 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The adoption of this SAB will not have a material effect on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We are in the process of evaluating the impact of this issue on our consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF Issue No. 06-3 is effective for our quarterly reporting period ending March 31, 2007. We are in the process of determining the impact of this issue on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our quarterly reporting period ending March 31, 2007. We are in the process of determining the impact of the adoption of this Interpretation on our consolidated financial statements.

Results of Operations

Consolidated

	Quarter Ended September 30,		Year-to-Date September 30,
	2006	2005	2006	2005
	(in millions)
Net operating revenues	$10,496	$7,825	$30,584	$18,997
Operating expenses	9,829	7,337	28,721	17,153
Operating income	667	488	1,863	1,844
Income from continuing operations	247	263	702	816

Our results of continuing operations for the third quarter 2005 and the year-to-date period 2005 include the financial results of Nextel only for the last 49 days of each period. Additionally, the third quarter 2005 and the year-to-date period 2005 do not include the financial results of Nextel Partners or any of the PCS Affiliates acquired during 2006. Consistent with generally accepted accounting principles, or GAAP, all results of acquired entities are included only from their date of acquisition. Accordingly, these transactions affect the comparability of our reported results with those of prior periods.

Net operating revenues increased 34% from the third quarter 2005 to the third quarter 2006, and 61% from the year-to-date period 2005 to the year-to-date period 2006, primarily reflecting growth in our Wireless segment driven by the acquisitions discussed above.

Operating expenses increased 34% from the third quarter 2005 to the third quarter 2006 and 67% from the year-to-date period 2005 to the year-to-date period 2006, primarily related to our Wireless segment driven by the acquisitions discussed above.

We recorded merger and integration expenses of $107 million for the third quarter 2006 and $296 million for the year-to-date period 2006. Merger and integration costs are generally non-recurring in nature and primarily include charges for costs to adopt and launch a new branding strategy and logos, including costs to re-brand company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems, processes and other integration planning and execution costs, and costs related to employee retention. These costs were primarily related to the Sprint-Nextel merger. Merger and integration costs have primarily been reflected as unallocated corporate selling, general and administrative expenses and, therefore, are excluded from segment results. In addition within the Wireless and Long Distance segments, we recorded $29 million and $60 million of costs for the third quarter 2006 and the year-to-date period 2006 related to the separation of employees as part of the Sprint-Nextel merger and integration initiatives. These costs were recorded as severance charges. We also recorded $19 million and $61 million for the third quarter 2006 and the year-to-date period 2006 related to asset impairment costs.

Segment Results of Operations

Wireless

Through our Wireless segment, we, together with the four remaining PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands and provide wireless coverage in over 300 metropolitan markets, including 199 of the 200 largest U.S. metropolitan areas. Combined with the PCS Affiliates and our MVNO wholesale resellers, we served 51.9 million subscribers as of September 30, 2006.

We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in more than 160 countries. International roaming is available with a CDMA-based tri-mode, or CDMA/analog, phone in areas of more than 40 countries, including countries in the Asia-Pacific, North and South American and Caribbean regions, and EV-DO data roaming was recently launched in Canada and Mexico. Subscribers of CDMA-based services also have access to voice roaming in over 160 countries using global system for mobile communications, or GSM, technology. With an iDEN Internet-ready phone, iDEN voice roaming is available in 11 countries, with data available in 5 of them. International roaming is also available with a dual-mode iDEN/GSM-capable phone in areas in over 160 countries in Europe, the Middle East, Africa and the South Pacific rim. Data service in GSM locations is available to iDEN subscribers in 60 countries. We also have roaming or interoperability agreements with iDEN-based wireless service providers that operate in portions of Latin America and Canada.

Our Wireless segment results of operations for the third quarter 2006 and the year-to-date period 2006 include the results of acquired companies from the start of the month closest to the acquisition date as pro-rations were not material to our results. As such, the results of acquired companies are included as of the following dates: Enterprise Communications Partnership and Alamosa Holdings, Inc. from February 1, 2006, Velocita Wireless Holding Corporation from March 1, 2006, and Nextel Partners and UbiquiTel Inc. from July 1, 2006. The third quarter 2005 and the year-to-date period 2005 include the results of operations of Nextel and US Unwired, Inc. from August 12, 2005.

	Quarter Ended September 30,				Change
Wireless	2006	% of Operating Revenues(1)	2005	% of Operating Revenues(1)	Dollars	Percent
	(in millions)
Net operating revenues
Service	$8,017	89%	$5,362	87%	$2,655	50%
Equipment	843	9%	601	10%	242	40%
Wholesale, affiliate and other	212	2%	227	3%	(15)	(7)%

Total net operating revenues	9,072	100%	6,190	100%	2,882	47%

Operating expenses
Cost of service	1,908	24%	1,378	26%	530	39%
Cost of products	1,350	160%	940	156%	410	44%
Selling, general and administrative	2,655	29%	1,922	31%	733	38%
Severance, lease exit costs and asset impairments	41	—%	16	—%	25	NM
Depreciation	1,336	15%	903	15%	433	48%
Amortization	1,080	12%	459	7%	621	135%

Total operating expenses	8,370	92%	5,618	91%	2,752	49%

Operating income	$702	8%	$572	9%	$130	23%

Capital expenditures	$1,473		$914		$559

NM: Not Meaningful

(1)	Except for cost of service and cost of products which are presented as a percentage of service revenues and equipment revenues, respectively.

	Year-to-Date September 30,				Change
Wireless	2006	% of Operating Revenues(1)	2005	% of Operating Revenues(1)	Dollars	Percent
	(in millions)
Net operating revenues
Service	$23,100	89%	$12,116	86%	$10,984	91%
Equipment	2,397	9%	1,305	9%	1,092	84%
Wholesale, affiliate and other	614	2%	677	5%	(63)	(9)%

Total net operating revenues	26,111	100%	14,098	100%	12,013	85%

Operating expenses
Cost of service	5,465	24%	3,209	26%	2,256	70%
Cost of products	3,972	166%	2,247	172%	1,725	77%
Selling, general and administrative	7,893	30%	4,316	31%	3,577	83%
Severance, lease exit costs and asset impairments	102	—%	37	—%	65	NM
Depreciation	3,905	15%	2,188	16%	1,717	78%
Amortization	2,976	11%	466	3%	2,510	NM

Total operating expenses	24,313	93%	12,463	88%	11,850	95%

Operating income	$1,798	7%	$1,635	12%	$163	10%

Capital expenditures	$3,608		$2,010		$1,598

NM: Not Meaningful

(1)	Except for cost of service and cost of products which are presented as a percentage of service revenues and equipment revenues, respectively.

Net Operating Revenues

The following is a summary of our subscriber activity and related subscriber metrics. The number of subscribers impacts both service revenues and cost of service as well as support costs, such as customer care and bad debt expenses, which are recorded in general and administrative expenses.

	Quarter Ended September 30,			Year-to-Date September 30,
	2006	2005		2006	2005
Direct subscribers, end of period (millions)	45.5	38.0		45.5	38.0
Wholesale and affiliate subscribers, end of period (millions)	6.4	7.7		6.4	7.7
Direct net subscribers additions(1) (thousands)	28	800		1,800	1,700
Monthly customer churn rate
Direct post-paid	2.4%	2.2%		2.2%	2.3%
Direct prepaid	6.8%	3.5	%(2)	6.0%	3.5	%(2)
Weighted average	2.8%	2.2%		2.5%	2.3%
Average monthly service revenue per user
Direct post-paid	$61	$63		$62	$62
Direct prepaid	33	37	(2)	34	37	(2)
Weighted average	59	62		60	62

(1)	Direct net subscribers additions do not include subscribers acquired in connection with the Sprint-Nextel merger or the PCS Affiliate or Nextel Partners acquisitions.
(2)	The direct prepaid monthly customer churn rate and average monthly service revenue per user metrics in 2005 are calculated based only on results subsequent to the Sprint-Nextel merger.

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

Service Revenues

Service revenues in the third quarter 2006 increased $2,655 million or 50% from the third quarter 2005 and in the year-to-date period 2006 increased $10,984 million or 91% from the year-to-date period 2005. This increase was primarily due to the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006 and the increase in the number of our direct subscribers, partially offset by the decline in our average monthly service revenue per user. We had about 28 thousand and 1.8 million direct net subscriber additions for the third quarter 2006 and year-to-date period 2006, excluding subscriber additions of PCS Affiliate acquisitions in 2006 and Nextel Partners prior to those companies being acquired by us. We ended the third quarter 2006 with 45.5 million direct subscribers. We believe that the growth in direct subscribers, separate from those subscribers acquired as a result of business combinations, is the result of a number of factors, principally:

•	growth in the number of subscribers purchasing our wireless prepaid service offering;

•	our differentiated products and services, particularly our data-related services, including those available under our Sprint PowerVision service plans, and other non-voice services, such as instant messaging and emails, sending and receiving pictures, playing on-line games and browsing the Internet wirelessly; and

•	selected handset pricing promotions and improved handset choices.

Our weighted average monthly service revenue per user decreased to $59 in the third quarter 2006 from $62 in the third quarter 2005 and decreased to $60 in the year-to-date period 2006 from $62 in the year-to-date period 2005 is the result of a number of factors, principally:

•	the more competitive service pricing plans we continued to offer, including lower priced plans and plans that allow users to add additional units to their plan at attractive rates, such as “add a phone” and “family plans”;

•	our prepaid wireless subscribers, who generally have a lower average revenue per user, continued to increase as a percentage of our total subscriber base; and

•	our integrated PCS Affiliate subscribers who have a lower average monthly service revenue and who will no longer be a source of roaming revenue for us; partially offset by

•	the increase in data service revenues, driven by higher usage as subscribers took advantage of our wider array of data offerings such as Vision, short message service, or SMS, connection cards, and our Sprint PowerVision service plans.

We have implemented a number of programs in an effort to improve customer retention and lower our rate of churn. We also have implemented more restrictive credit policies and have limited distribution of our prepaid services in certain markets, which may adversely impact our ability to attract lower credit quality subscribers and users of prepaid services in the affected markets. We expect our average monthly revenue per subscriber to continue to decline as a result of decreases in pricing due to competitive market pricing, incremental customer acquisitions at lower average revenues and existing customer migrations to lower priced plans, partially offset by expected continued growth in demand for data services. See “—Forward-Looking Statements.”

Equipment Revenues

Revenues from sales of handsets and accessories, generated from both new subscribers and upgrades, were 9% of net operating revenues for the third quarter 2006 and 10% for the third quarter 2005, and 9% for both year-to-date periods 2006 and 2005. Equipment revenue in the third quarter 2006 increased $242 million or 40% from the third quarter 2005 and in the year-to-date period 2006 increased $1,092 million or 84% from the year-to-date period 2005 primarily due to the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006. The increases are also attributable to an increase in the average sales price per handset sold due to more higher priced handsets being sold, including those that are PowerVision enabled. Consistent with industry practice, our marketing plans assume that handsets, on average, net of rebates, will continue to be sold at prices below cost in most instances. Our subscriber retention efforts, which often include providing incentives to customers by offering them new handsets at discounted prices, including the introduction of our hybrid phone, may cause our handset subsidies to increase. In addition, we may increase handset subsidies to acquire new subscribers. See “—Forward-Looking Statements.”

Wholesale, Affiliate and Other

Wholesale, affiliate and other revenues in the third quarter 2006 decreased $15 million or 7% from the third quarter 2005 and in the year-to-date period 2006 decreased $63 million or 9% from the year-to-date period 2005, reflecting a lower number of subscribers in the wholesale and PCS Affiliate bases largely due to the subscribers of the PCS Affiliates that we have acquired since the third quarter 2005 becoming a part of our direct subscriber base. The PCS Affiliates ended the third quarter 2006 with about 853 thousand subscribers, a decrease of about 430 thousand from the second quarter 2006 due to our acquisition of UbiquiTel in the third quarter 2006. The number of subscribers of our wholesale operators increased by about 177 thousand during the third quarter 2006, and those operators ended the quarter with 5.5 million subscribers in the aggregate.

Costs of Services and Products

Costs of services and products consist of our cost of providing wireless service and cost of our handset and accessory revenues. Cost of providing wireless service consists primarily of:

•	costs to operate and maintain our CDMA and iDEN networks, primarily including direct switch and cell site costs, such as rent, utilities and maintenance; payroll and facilities costs associated with our network engineering employees; frequency leasing costs; and roaming fees paid to other carriers;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site; and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls; and

•	costs to activate service for new subscribers.

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

Cost of service in the third quarter 2006 increased $530 million or 39% from the third quarter 2005 and in the year-to-date period 2006 increased $2,256 million or 70% from the year-to-date period 2005 primarily due to the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel

Partners acquisition in second quarter 2006, as well as increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically, we experienced:

•	an increase in cell site and switch related operational costs, including increases in fixed and variable interconnection costs, due to the increase in the number of cell sites and related equipment in service;

•	an increase in backhaul costs driven by the increased capacity required to support the launch of our EV-DO service in the second quarter 2005, as well as our PCS Affiliate acquisitions since the third quarter 2005; and

•	an increase in costs for premium data services resulting from increased subscriber usage of these services.

Cost of service as a percentage of service revenues was 24% in both the third quarter and the year-to-date period 2006, 26% in the third quarter 2005 and 27% in the year-to-date period 2005. The decrease in the percentage is attributed to service revenues increasing at a higher rate than cost of service.

We expect the aggregate amount of cost of service to increase as customer usage of our networks increases and we add more sites and other equipment to expand the coverage and capacity of our CDMA and iDEN networks. See “—Forward-Looking Statements” and “—Liquidity and Capital Resources.”

Handset and accessory costs in the third quarter 2006 increased $410 million or 44% from the third quarter 2005 and in the year-to-date period 2006 increased $1,725 million or 77% from the year-to-date period 2005, primarily due to the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006.

Handset and accessory costs as a percentage of equipment revenue was 160% in the third quarter 2006 and 166% in the year-to-date period 2006 as compared to 156% in the third quarter 2005 and 172% in the year-to-date period 2005. The increase in the percentage in the third quarter 2006 is a result of an increase in handset subsidies. The decrease in the percentage in the year-to-date period 2006 is a result of an increase in equipment revenue due to the mix of handsets sold.

Selling, General and Administrative Expense

Selling and marketing costs primarily consist of customer acquisition costs, including commissions earned by our indirect dealers, third-party distributors and our direct sales force for new handset activations, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, telemarketing, advertising, media programs and sponsorships, including costs related to branding. General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including customer retention, collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Selling, general and administrative expense was 29% of net operating revenues in the third quarter 2006 and 30% in the year-to-date period 2006, compared to 31% in both the third quarter and year-to-date periods 2005.

Selling and marketing expense in the third quarter 2006 increased $299 million or 30% from the third quarter 2005 and in the year-to-date period 2006 increased $1,766 million or 80% from the year-to-date period 2005 primarily due to the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006. Additionally, we increased marketing and advertising activities in our wireless business.

General and administrative costs in the third quarter 2006 increased $434 million or 47% from the third quarter 2005 and in the year-to-date period 2006 increased $1,811 million or 86% from the year-to-date period 2005, primarily due to the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006, as well as:

•	an increase in customer care expenses related to call volume increases; and

•	an increase in bad debt expense resulting from an increase in the number of sub-prime credit quality subscribers in our subscriber base and increased involuntary churn. Bad debt expense for the third quarter

2006 increased to $196 million, or more than 2% of net operating revenues, from $119 million, or less than 2% of net operating revenues, for the third quarter 2005. Bad debt expense for the year-to-date period 2006 increased to $424 million, or less than 2% of net operating revenues, from $216 million, or less than 2% of net operating revenues, for the year-to-date period 2005. The reserve for bad debt as a percentage of outstanding accounts receivable was 8% as of September 30, 2006 compared to 7% as of September 30, 2005.

We expect certain selling, general and administrative expenses to continue to increase in absolute dollars primarily as a result of increased costs associated with customer acquisition and retention, including increased costs related to strengthening third party distribution channels, and marketing, advertising and brand awareness initiatives, customer care and information technology and billing activities. See “—Forward-Looking Statements.”

Severance, Lease Exit Costs and Asset Impairments

We recorded $24 million of severance and lease exit costs in the third quarter 2006 and $45 million in the year-to-date period 2006 as compared to $3 million in the third quarter 2005 and $4 million in the year-to-date period 2005. The severance and lease exit costs are related to our organizational realignment and other activities. We also recorded $17 million in the third quarter 2006 and $57 million in the year-to-date period 2006 of asset impairment charges as compared to $13 million in the third quarter 2005 and $33 million in the year-to-date period 2005. The impairment in 2006 primarily related to the write-off of various software applications. The impairment in the 2005 periods primarily related to hurricane damage and the write-off of various software applications. Additional information regarding our severance, lease exit costs and asset impairments can be found in note 6 of the Notes to Consolidated Financial Statements.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily results from depreciating our network and other tangible assets and from amortizing our definite life intangible assets. Depreciation expense in the third quarter 2006 increased $433 million or 48% from the third quarter 2005 and in the year-to-date period 2006 increased $1,717 million or 78% from the year-to-date period 2005 primarily due to the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006. Excluding the impact of these business combinations, depreciation expense increased as a result of an increase in cell sites in service and the capitalized costs incurred to modify existing switches and cell sites primarily to enhance the capacity of our networks.

Amortization expense in the third quarter 2006 increased $621 million from the third quarter 2005 and in the year-to-date period 2006 increased $2,510 million from the year-to-date period 2005 primarily related to the amortization of the value of customer relationships and other amortizing intangible assets acquired in connection with the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and Nextel Partners acquisition in the second quarter 2006.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols such as MPLS, IP, ATM, frame relay, managed network services and voice services. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks. We also provide services to the cable telephony market through arrangements with cable companies that resell our long distance service, local services such as 911, directory and basic local features, and/or use our back office systems and network assets in support of their local telephone service provided over cable facilities.

	Quarter Ended September 30,				Change
Long Distance	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(in millions)
Net operating revenues
Voice	$989	61%	$1,085	63%	$(96)	(9)%
Data	346	21%	402	23%	(56)	(14)%
Internet	237	15%	188	11%	49	26%
Other	54	3%	60	3%	(6)	(10)%

Total net operating revenues	1,626	100%	1,735	100%	(109)	(6)%

Operating expenses
Cost of services and products	1,141	70%	1,107	64%	34	3%
Selling, general and administrative	279	17%	359	21%	(80)	(22)%
Severance, lease exit costs and asset impairments	9	1%	21	1%	(12)	(57)%
Depreciation	124	8%	124	7%	—	—%

Total operating expenses	1,553	96%	1,611	93%	(58)	(4)%

Operating income	$73	4%	$124	7%	$(51)	(41)%

Capital expenditures	$255		$83		$172

	Year-to-Date September 30,				Change
Long Distance	2006	% of Operating Revenues	2005	% of Operating Revenues	Dollars	Percent
	(in millions)
Net operating revenues
Voice	$3,001	61%	$3,204	62%	$(203)	(6)%
Data	1,087	22%	1,234	24%	(147)	(12)%
Internet	679	14%	544	11%	135	25%
Other	169	3%	190	3%	(21)	(11)%

Total net operating revenues	4,936	100%	5,172	100%	(236)	(5)%

Operating expenses
Cost of services and products	3,324	67%	3,282	63%	42	1%
Selling, general and administrative	895	18%	1,103	21%	(208)	(19)%
Severance, lease exit costs and asset impairments	26	1%	31	1%	(5)	(16)%
Depreciation	359	7%	361	7%	(2)	(1)%

Total operating expenses	4,604	93%	4,777	92%	(173)	(4)%

Operating income	$332	7%	$395	8%	$(63)	(16)%

Capital expenditures	$547		$218		$329

Net Operating Revenues

Net operating revenues in the third quarter 2006 decreased 6% from the third quarter 2005 and in the year-to-date period 2006 decreased 5% from the year-to-date period 2005. These decreases are primarily due to a lower priced product mix and exiting our bundled network element platform, or UNE-P, business in the first quarter 2006 and our conferencing business in the third quarter 2005. Partially offsetting these declines were increased revenues from selling services to the cable MSOs and Embarq, and increases in IP revenues.

Voice Revenues

Voice revenues in the third quarter 2006 decreased 9% from the third quarter 2005 and in the year-to-date period 2006 decreased 6% from the year-to-date period 2005 primarily as a result of competition from major local exchange carriers and cable MSOs for our consumer and small business customers, as well as wireless, e-mail and instant messaging substitution. This competition continued to erode our retail base and drive lower prices per minute, despite the 5% growth in call volume in the third quarter 2006 as compared with the third quarter 2005. Additionally, the decreases relate to the sale of our UNE-P customers in the first quarter 2006. These declines were partially offset by volume growth from our affiliates and wholesalers as a result of our relationship with certain cable providers and Embarq. Voice revenues generated from the provision of services to the Wireless segment represented 17% of total voice revenues for the third quarter and year-to-date period 2006 compared to 15% for the third quarter and year-to-date period 2005.

Data Revenues

Data revenues reflect sales of current-generation data services, including ATM, frame relay and managed network services. Data revenues in the third quarter 2006 decreased 14% from the third quarter 2005 and in the year-to-date period 2006 decreased 12% from the year-to-date period 2005 primarily related to declines in frame relay and ATM services as customers migrate to IP-based technologies.

Internet Revenues

Internet revenues reflect sales of next-generation IP-based data services, including MPLS. Internet revenues in the third quarter 2006 increased 26% from the third quarter 2005 and in the year-to-date period 2006 increased 25% from the year-to-date period 2005 primarily due to an increase in IP revenue as customers migrate from ATM and frame relay technologies to next generation MPLS technologies.

Other Revenues

Other revenues in the third quarter 2006 decreased 10% from the third quarter 2005 and in the year-to-date period 2006 decreased 11% from the year-to-date period 2005 as a result of fewer Customer Premises Equipment, or CPE, projects in 2006 compared to 2005.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products in the third quarter 2006 increased 3% from the third quarter 2005 and in the year-to-date period 2006 increased 1% from the year-to-date period 2005. The increases relate primarily to network costs to support growth in our cable initiatives in addition to domestic switched access volume and rate growth, partially offset by fewer CPE projects in 2006 and the loss of UNE-P customers in the first quarter 2006.

Costs of services and products as a percentage of net operating revenues were 70% in the third quarter 2006, 67% in the year-to-date period 2006, 64% in the third quarter 2005 and 63% in the year-to-date period 2005. Costs of services and products as a percentage of net operating revenues increased primarily due to declining net operating revenues and a lower margin product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense in the third quarter 2006 decreased 22% from the third quarter 2005 and in the year-to-date period 2006 decreased 19% from the year-to-date period 2005. This decline was primarily due to decreased marketing and advertising as a result of a change in the mix of marketing strategies and other cost savings that resulted in lower general and administrative and information technology expenses.

Selling, general and administrative expense includes charges for estimated bad debt expense. Every quarter we reassess our allowance for doubtful accounts based on customer-specific indicators, as well as historical trending and industry norms to ensure we are adequately reserved. Bad debt expense for the third quarter 2006 increased to $6 million from $3 million for the third quarter 2005 and represents less than 1% of net operating revenues for each period. Bad debt expense for the year-to-date period 2006 decreased to $8 million from $29 million for the year-to-date period 2005 and represents less than 1% of net operating revenues for each period. The reserve for bad debt as a percentage of outstanding accounts receivable was 5% as of September 30, 2006 compared to 9% as of September 30, 2005.

Severance, Lease Exit Costs and Asset Impairments

Severance, lease exit costs and asset impairments expense in the third quarter 2006 decreased 57% from the third quarter 2005 and in the year-to-date period 2006 decreased 16% from the year-to-date period 2005. We recorded severance, lease exit costs and asset impairments of $9 million during the third quarter 2006 and $26 million during the year-to-date period 2006 primarily related to our ongoing organizational realignment initiatives. The remaining charges are primarily costs associated with the wind-down of our web hosting service. Activities related to this wind-down are substantially complete; however, we continue to be obligated under facility leases that expire from 2007 through 2014. Additional information regarding severance, lease exit costs and asset impairments can be found in note 6 of the Notes to Consolidated Financial Statements.

Depreciation Expense

Depreciation expense remained flat in the third quarter 2006 compared to the third quarter 2005 and in the year-to-date period 2006 compared to the year-to-date period 2005 as well.

Nonoperating Items

	Quarter Ended September 30,		Change
	2006	2005	Dollars	Percent
	(in millions)
Interest expense	$(381)	$(337)	$(44)	13%
Interest income	74	71	3	4%
Equity in (losses) earnings of unconsolidated investees, net	(2)	124	(126)	(102)%
Other, net	(1)	42	(43)	(102)%
Income tax expense	(110)	(125)	15	(12)%
Discontinued operations, net	—	253	(253)	(100)%
Income available to common shareholders	247	514	(267)	(52)%

	Year-to-Date September 30,		Change
	2006	2005	Dollars	Percent
	(in millions)
Interest expense	$(1,174)	$(896)	$(278)	31%
Interest income	275	142	133	94%
Equity in (losses) earnings of unconsolidated investees, net	(1)	114	(115)	(101)%
Other, net	90	67	23	34%
Income tax expense	(351)	(455)	104	(23)%
Discontinued operations, net	334	772	(438)	(57)%
Income available to common shareholders	1,034	1,583	(549)	(35)%

Interest Expense

Interest expense in the third quarter 2006 increased $44 million as compared to the third quarter 2005 and in the year-to-date period 2006 increased $278 million as compared to the year-to-date period 2005 due to the additional indebtedness assumed in connection with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. Overall, interest expense increased as the effective interest rate on long-term debt increased to 7.1% in the third quarter 2006 as compared to 6.7% in the third quarter 2005, and to 6.8% in the year-to-date period 2006 from 6.7% in the year-to-date period 2005. This increase is primarily due to the acquisition of debt with significantly higher interest rates relative to our existing debt. The effective interest rate includes the effect of interest rate swap agreements. Additional information regarding our interest rate swaps can be found in note 8 of the Notes to Consolidated Financial Statements. We also commenced a commercial paper program in the second quarter 2006 which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our revolving credit facility. As of September 30, 2006, the average floating rate of interest on the interest rate swaps was 8.3%, while the weighted average coupon on the underlying debt was 7.2%. Interest costs on short-term borrowings, deferred compensation plans and amortization of debt costs have been excluded so as not to distort the effective interest rates on long-term debt. See “—Liquidity and Capital Resources” for more information on our financing activities.

Interest Income

Interest income includes dividends received from our investments in equity securities and interest earned on marketable debt securities and cash equivalents. The increase in interest income in the third quarter 2006 of $3 million from the third quarter 2005 and the increase in the year-to-date period 2006 of $133 million from the year-to-date period 2005 is primarily due to the higher interest rates on the cash investment balances and the interest income of $26 million recognized due to a favorable tax audit settlement for the years 1995 to 1999. This was partially offset by the decrease in cash investment balances due to debt retirements and purchases of common shares.

Equity in (Losses) Earnings of Unconsolidated Investees, net

Under the equity method of accounting, we record our proportional share of the earnings or losses of the companies in which we have invested and have the ability to exercise significant influence over, up to the amount of our investment in the case of losses. We recorded $2 million of net equity in losses of unconsolidated investees during the third quarter 2006 and $1 million of net equity in losses of unconsolidated investees for the year-to-date period 2006. Net equity in earnings of unconsolidated investees for the third quarter 2005 and year-to-date period 2005 was primarily due to our ownership interests in Nextel Partners prior to its acquisition in the second quarter 2006. The majority of the equity in earnings of unconsolidated investees in 2005 related to a release by Nextel Partners of a significant portion of its deferred tax valuation allowance.

Other, net

During the third quarter 2006 and year-to-date period 2006, we recognized $1 million of net losses and $90 million of net gains primarily consisting of net gains on the sale or exchange of certain equity investments, gains on early extinguishment of debt, and net losses due to the change in fair value of certain derivative instruments. We recognized $42 million and $67 million of net gains for the third quarter 2005 and year-to-date period 2005, which was primarily related to gains on the sale or exchange of certain equity investments and royalty income.

Income Tax Expense

Our consolidated effective tax rates were 33.3% for the year-to-date period 2006 and 35.8% for the year-to-date period 2005. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 11 of the Notes to Consolidated Financial Statements. In the third quarter 2006, we recorded a $26 million tax benefit related to a tax audit settlement for the years 1995 to 1999.

Discontinued Operations

Discontinued operations reflect the full year-to-date period 2005 and the year-to-date period 2006 through May 17, 2006, the date of the Embarq spin-off, resulting in a $438 million decrease in net income between the year-to-date periods. Prior to the spin-off, Embarq’s results of operations were primarily reported as the Local segment in our financial statements. See note 2 of the Notes to Consolidated Financial Statements for additional information.

Financial Condition

Our consolidated assets were $96.2 billion as of September 30, 2006, which included $61.0 billion of intangible assets, and $102.8 billion as of December 31, 2005, which included $49.3 billion of intangible assets. The decrease in our consolidated assets was due primarily to the spin-off of Embarq, payments and retirements of debt, purchases of common shares and the retirement of our Seventh series redeemable preferred shares, partially offset by the effects of net assets acquired in connection with several business combinations. Additional information regarding the impact of the spin-off and the business combinations on consolidated assets can be found in notes 2 and 3 of the Notes to Consolidated Financial Statements. See “Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Discontinued Operations

On May 17, 2006, we completed the spin-off of Embarq that we had announced at the time of the Sprint-Nextel merger. The separation of Embarq from us resulted in two separate companies each of which now can focus on maximizing opportunities for its distinct business. We believe this separation presents the opportunity for enhanced performance of each of the two companies, including: allowing each company separately to pursue the business and regulatory strategies that best suit its long-term interests and, by doing so, addressing the growing strategic divergence between Embarq’s local wireline-centric focus and our increasingly national wireless-centric focus; creating separate companies that have different financial characteristics, which may appeal to different investor bases; creating opportunities to more efficiently develop and finance expansion plans; and creating effective management incentives tied to the relevant company’s performance.

In the spin-off, we distributed pro rata to our shareholders one Embarq common share for every 20 shares of our voting and non-voting common shares, or about 149 million Embarq common shares. Cash was paid for fractional shares. The distribution of Embarq common shares is considered a tax free transaction for us and for our shareholders, except cash payments made in lieu of fractional shares which are generally taxable.

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

If the spin-off of Embarq does not qualify as a tax-free transaction, tax could be imposed on both our shareholders and us.

Cash Flows

	Year-to-Date September 30,		Change
	2006	2005	Dollars	Percent
	(dollars in millions)
Cash provided by continuing operations	$7,592	$5,216	$2,376	46%
Cash used in investing activities	(8,560)	(1,872)	(6,688)	NM
Cash used in financing activities	(7,356)	(1,289)	(6,067)	NM

NM: Not Meaningful

Operating Activities

Net cash provided by continuing operations of $7.6 billion in the year-to-date period 2006 increased $2.4 billion from the year-to-date period 2005. Cash received from customers increased by about $11.3 billion, which was partially offset by a $7.0 billion increase in cash paid to suppliers and employees and $1.2 billion of proceeds received in 2005 for the communications towers lease transaction. These increases were primarily the result of the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006, as well as continued growth in the Wireless customer base, partially offset by merger-related expenditures.

Investing Activities

Net cash used in investing activities totaled $8.6 billion for the year-to-date period 2006 compared to $1.9 billion for the year-to-date period 2005. We had $5.1 billion of capital expenditures for the year-to-date period 2006, $347 million of which related to discontinued operations. Capital expenditures increased from $2.9 billion for the year-to-date period 2005 due primarily to the Sprint-Nextel merger as well as higher spending related to our Wireless segment. We invested in our Wireless segment primarily to maintain and enhance network reliability and upgrade capabilities for providing new products and services, including the deployment of EV-DO technology, as well as to maintain iDEN network reliability as we meet capacity demands and fulfill our obligations under the FCC Report and Order. We invested in our Long Distance segment to maintain network reliability, upgrade capabilities for providing new products and services and meet capacity demands.

Investing activities include $1.8 billion received from Embarq at the time it was spun-off net of cash contributed and proceeds from the sale of Embarq notes of $4.4 billion. Investing activities also reflect $3.2 billion of net cash paid to acquire Alamosa Holdings, $66 million of net cash paid to acquire Enterprise Communications, $144 million of net cash paid to acquire Velocita Wireless, $846 million of net cash paid to acquire UbiquiTel, and $6.2 billion of net cash paid to acquire Nextel Partners. Additionally, investing activities include proceeds from the sale of assets, including the sale of NII Holdings common shares in the first quarter 2006.

Financing Activities

Net cash used in financing activities totaled $7.4 billion for the year-to-date period 2006 compared to $1.3 billion for the year-to-date period 2005. Debt-related financing activities for 2006 consisted of the retirement of our $3.2 billion term loan, the retirement of a $500 million Nextel Partners credit facility and retirement of $2.6 billion of senior notes and capital lease obligations, partially offset by net proceeds of $514 million from commercial paper issuances. Financing activities for the year-to-date period 2006 also included the purchase of $1.5 billion of our outstanding common shares pursuant to our share repurchase program that commenced in the third quarter 2006. During the year-to-date period 2006, we used $247 million to retire our Seventh series redeemable preferred shares and we received $372 million in proceeds from common share issuances, primarily resulting from exercises of employee options.

We paid cash dividends of $224 million for the year-to-date period 2006 compared to $448 million for the year-to-date period 2005. The decrease in cash dividends paid is due to a decrease in the dividend rate from $0.125 per common share per quarter in the first two quarters of 2005 to $0.025 per common share per quarter beginning in the third quarter 2005. This was partially offset by an increase in the average number of common shares outstanding in the year-to-date period 2006 compared to the year-to-date period 2005, primarily as a result of the Sprint-Nextel merger.

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our networks;

•	capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks, including our plans to build a new broadband wireless network;

•	scheduled interest and principal payments related to our debt and any purchases or redemptions of our debt securities;

•	dividend payments as declared by our board of directors, and purchases of our common shares pursuant to our share repurchase program;

•	amounts required to be expended in connection with the FCC Report and Order;

•	potential costs of compliance with regulatory mandates, including E911; and

•	other general corporate expenditures.

Liquidity

As of September 30, 2006, our cash and cash equivalents and marketable securities totaled $2.1 billion.

We have a five-year $6.0 billion revolving credit facility, which represents our total committed financing capacity under this facility. This credit facility provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on the parent company’s credit ratings. There is no rating trigger that would allow the lenders involved to terminate this facility in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which is expected to reduce our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of September 30, 2006, we had $514 million of commercial paper outstanding.

As of September 30, 2006, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the FCC’s Report and Order, outstanding under our $6.0 billion revolving credit facility. These letters of credit reduce the availability under the revolving credit facility by an equivalent amount. As a result of the letters of credit and the outstanding commercial paper, we had about $2.9 billion of borrowing capacity available under our revolving credit facility. In addition, we had $21 million of general letters of credit outstanding.

As of September 30, 2006, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs from outside sources is ultimately impacted by the overall capacity and terms of the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital cost structure.

As of September 30, 2006, we had a working capital deficit of $669 million compared to working capital of $5.0 billion as of December 31, 2005. In addition to cash, cash equivalents and marketable securities, our working capital consists of accounts receivable, handset and accessory inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and the current portion of long-term debt and capital lease obligations. The decrease in working capital is primarily due to the utilization of cash to fund our 2006 acquisitions, the impact on working capital of the spin-off of Embarq, debt payments and retirements, the purchase of common shares and the retirement of our Seventh series redeemable preferred shares.

Future Contractual Obligations

In addition to the future contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as amended, and in Exhibit 99.1 to our Form 8-K filed on September 18, 2006, the following is a discussion of additional contractual obligations.

We estimate the total minimum cash obligation for the Report and Order to be about $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the Transition Administrator under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire rebanding process. Because the final reconciliation and audit of the entire rebanding obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the Transition Administrator and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity with our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. Since the inception of the program through September 30, 2006, we estimate that we had incurred $632 million of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities. We do have bankruptcy-remote entities that are included in our accompanying consolidated financial statements.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents, marketable debt securities on hand and shares of NII Holdings; and/or

•	cash available under our existing credit facility and our commercial paper program.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures, including funding required in connection with the deployment of next generation technologies and our next generation broadband wireless network;

•	anticipated payments under the FCC Report and Order;

•	declared and anticipated dividend payments, scheduled debt service requirements and purchases of our common shares pursuant to our share repurchase program;

•	merger and integration costs associated with the Sprint-Nextel merger and the acquisitions of the PCS Affiliates and Nextel Partners; and

•	other future contractual obligations.

If there are material changes in our business plans, or currently prevailing or anticipated economic conditions in any of our markets or competitive practices in the mobile wireless communications industry, or if other presently unexpected circumstances arise that have a material effect on our cash flow or profitability, anticipated cash needs could change significantly.

The conclusion that we expect to meet our funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies;

•	potential material purchases or redemptions of our outstanding debt and equity securities for cash, other than as contemplated by the share purchase program; and

•	potential material increases in the cost of compliance with regulatory mandates, including regulations related to E911 service.

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

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, as amended, as well as Exhibit 99.1 to our Form 8-K filed on September 18, 2006.

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

Our board of directors has authorized us to enter into derivative transactions, and all transactions comply with our risk management policies. With the exception of equity rights obtained in connection with commercial agreements or strategic investments, usually in the form of warrants to purchase common shares, we do not purchase or hold any derivative financial instrument for speculative purposes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2005, as amended, and Exhibit 99.1 to our Form 8-K filed on September 18, 2006.

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

In connection with the preparation of this Form 10-Q as of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2006 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the third quarter 2006, there have been no changes that have materially affected, or are reasonably likely to materially affect, Sprint Nextel’s internal controls over financial reporting.

Part II. – Other Information

Item 1.  Legal Proceedings

Litigation, Claims and Assessments

We are involved in certain legal proceedings that are described in note 12 of the Notes to the Consolidated Financial Statements included in this report. During the quarter ended September 30, 2006, there were no material developments in the status of these legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2006, we issued to certain of our directors and executive officers an aggregate of 1,171 restricted stock units relating to our common shares. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these directors and officers in 2003. Each restricted stock unit represents the right to one common share once the unit vests. The restricted stock units vest in 2006 and 2007. Delivery of the shares may be delayed under certain circumstances.

Neither these restricted stock units, nor the common shares issuable once the units vest, were registered under the Securities Act of 1933, or Securities Act. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in billions)
July 1 through July 31 common shares, Series 1	—	$—	—	$—
August 1 through August 31 common shares, Series 1	52,558,000	$16.55	52,558,000	$5.1
September 1 through September 30 common shares, Series 1	38,494,344	$16.96	38,494,300	$4.5

Total	91,052,344	$16.72	91,052,300

(1)	Acquisitions of equity securities during the third quarter 2006 were pursuant to our share repurchase program and the terms of our equity compensation plans: the Management Incentive Stock Option Plan, the 1997 Long-Term Stock Incentive Program, and the Nextel Incentive Equity Plan; and the terms of the equity-based awards made under those plans. Acquisitions consist of the following: the forfeiture of restricted shares; the surrender of restricted shares to pay required minimum income, Medicare and Federal Insurance Contributions Act, or FICA, tax withholding on the vesting of restricted shares; and the delivery of previously owned shares by the grantee to pay the exercise price of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units and deferred shares since only the net shares are issued. Of the shares acquired during the third quarter, 44 were related to taxes on restricted shares.

(2)	Excludes forfeited restricted shares since the purchase price was zero. The purchase price of shares used for the exercise price of options is the market price of the shares on the date of the exercise of the option. The purchase price of shares used for tax withholding is the market price of the shares on the trading date immediately preceding the date of vesting of the restricted shares.

(3)	On August 3, 2006, we announced that we have been authorized by our board of directors to repurchase through open market purchases up to $6.0 billion of our common shares over an 18 month period expiring in the first quarter 2008. As of September 30, 2006, we had repurchased $1.5 billion of our common shares at an average price of $16.72.

No options may be granted pursuant to the Management Incentive Stock Option Plan after April 18, 2005; no awards may be granted pursuant to the 1997 Long-Term Stock Incentive Program after April 15, 2007; and no awards may be granted pursuant to the Nextel Incentive Equity Plan after July 13, 2015. Options, restricted shares awards and restricted stock unit awards outstanding on those dates may continue to be outstanding after those dates. We cannot estimate how many shares will be acquired in the manner described in footnote (1) to the table above pursuant to the terms of these plans.

Item 6.  Exhibits

(a)	The following exhibits are filed as part of this report:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation dated as of May 1, 2006 (filed as Exhibit 2.1 to Amendment No. 4 to the Form 10 of Embarq Corporation (File No. 001-32732) filed May 2, 2006 and incorporated herein by reference).*

(3)	Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

(4)	Instruments Defining the Rights of Sprint Nextel Security Holders:

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article II, Section 5 of the Bylaws. Provisions regarding Shareholders’ Meetings are set forth in Article III of the Bylaws. See Exhibit 3.2.

4.3.1	Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Nextel’s Registration Statement on Form 8-A relating to Sprint’s Rights, filed April 12, 2004, and incorporated herein by reference).

4.3.2	Amendment to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of June 17, 2005 and effective August 12, 2005 (filed as Exhibit 4(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

10.1	Form of Award Agreement for Restricted Stock Unit Award under 1997 Long-Term Stock Incentive Program for Richard T.C. LeFave (Filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.2	Certain Benefits and Fees for Named Executive Officers and Directors. (Filed as Exhibit 10.9 to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.3	Summary of Director Communications Benefit (Filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.4	First Amendment to the Employment Agreement of Barry J. West, dated July 25, 2006 (Filed as Exhibit 10.3 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.5	First Amendment to the Employment Agreement of Len Lauer, dated October 26, 2006 (Filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed November 1, 2006 and incorporated herein by reference).

(15)	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and/or exhibits not filed will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By	/s/ William G. Arendt
William G. Arendt
Senior Vice President — Controller
Principal Accounting Officer

Dated: November 9, 2006